Form 10-K
period 1993-12-31
TREDEGAR INDUSTRIES INC
filed 1994-03-25
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                    OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to __________

COMMISSION FILE NUMBER 1-10258

                                  TREDEGAR INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA                                                     54-1497771
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification No.)

1100 BOULDERS PARKWAY, RICHMOND, VIRGINIA  23225
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  804-330-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange On Which Registered
COMMON STOCK                                 NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.  Yes   X      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1994:* $126,257,342.50

Number of shares of Common Stock outstanding as of January 31, 1994:
10,895,611

*In determining this figure, an aggregate of 2,616,441 shares of Common Stock, reported in the registrant's proxy statement for the 1994 annual meeting of shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and the members of their immediate families, including John
D. Gottwald, has been excluded because the shares are held by affiliates.
The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 31, 1994, as reported by The Wall Street Journal.

___________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Tredegar Industries, Inc.'s Annual Report to Shareholders for the year ended December 31, 1993 (the "Annual Report"), are incorporated by reference into Parts I, II, and IV of this Form 10-K.

2. Portions of Tredegar Industries, Inc.'s definitive Proxy Statement for its 1994 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS/CROSS-REFERENCE
                                                              Annual     Proxy
                                                  Form 10-K   Report   Statement
Part I                                              page       page       page

1.   Business . . . . . . . . . . . . . . . . . .   1-8      19-24, 26
2.   Properties . . . . . . . . . . . . . . . . .   8-10
3.   Legal proceedings. . . . . . . . . . . . . .   None
4.   Submission of matters to a vote of
      security holders. . . . . . . . . . . . . .   None

Part II

5.   Market for registrant's common equity and
      related stockholder matters . . . . . . . .            40
6.   Selected financial data. . . . . . . . . . .            14
7.   Management's discussion and analysis of
      financial condition and results of
      operations. . . . . . . . . . . . . . . . .            16-24, 26
8.   Financial statements and supplementary data.            25-39
9.   Changes in and disagreements with
      accountants on accounting and financial
      disclosure . . . . . . . . . . . . . . . .    None

Part III

10.  Directors and executive officers of the
      registrant* . . . . . . . . . . . . . . . .  10-12     12          2-4, 6
11.  Executive compensation*. . . . . . . . . . .                        9-15
12.  Security ownership of certain beneficial
      owners and management*. . . . . . . . . . .                        5-8
13.  Certain relationships and related
      transactions* . . . . . . . . . . . . . . .                        None

Part IV

14.  Exhibits, financial statement schedules
      and reports on Form 8-K
     (a)  Documents:
          (1)  Financial statements . . . . . . .             27-39
          (2)  Financial statement schedules. . .   S-3 -
                                                     S-4
          (3)  Exhibits
     (b)  Reports on Form 8-K . . . . . . . . . .   None
     (c)  Exhibits
     (d)  Financial statement schedules

*Items 11, 12 and 13 and portions of Item 10 are incorporated by reference from the Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Only those portions of the Annual Report to Shareholders referred to in the foregoing table of contents are to be deemed "filed" as part of this Form 10-K report.

The Securities and Exchange Commission has not approved or disapproved of this report or passed upon its accuracy or adequacy.

                                     PART I

Item 1.   BUSINESS

Description of Business

     Tredegar Industries, Inc. ("Tredegar") was formed under the laws of the Commonwealth of Virginia as a subsidiary of Ethyl Corporation ("Ethyl") on June 1, 1988. On July 10, 1989, Ethyl distributed all of the outstanding Tredegar common stock, no par value (the "Common Stock"), to the holders of Ethyl common stock at the close of business on that day. Since July 10, 1989, Tredegar has been a publicly held operating company. Tredegar is engaged directly or through subsidiaries in plastics, metal products, energy and other businesses (primarily software and rational drug design research). Tredegar's Energy segment is composed of its coal subsidiary, The Elk Horn Coal Corporation ("Elk Horn"), and oil and gas properties located in Western Canada. On February 4, 1994, Tredegar sold its remaining oil and gas properties. In addition, in November 1993, Tredegar announced that it is pursuing the sale of Elk Horn. Assuming Elk Horn can be sold on terms agreeable to Tredegar, the sale is expected to be completed by mid-1994. Tredegar's Energy segment has been reported as discontinued operations.

     The following discussion of Tredegar's businesses should be read in conjunction with the information contained in the "Financial Review" section of the Annual Report referred to in Item 7 below.

Plastics

     The Plastics segment is composed of the Film Products division ("Film Products"), Tredegar Molded Products Company ("Molded Products") and Fiberlux, Inc. ("Fiberlux"). Film Products and Molded Products manufacture a wide range of products including specialty films, injection-molded products and custom injection molds. Broad application for these products is found in films for packaging, industrial, agricultural and disposable personal products, including diapers, and in molded products for industrial, household, personal-care, medical and electronics products. Fiberlux produces vinyl extrusions, windows and patio doors. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Tredegar also has films plants located in the Netherlands and Brazil, where it produces films primarily for the European and Latin American markets, respectively. The Plastics segment competes in all of its markets on the basis of the quality and prices of its products and its service.


Film Products

     Film Products produces films for two major market categories: disposables and industrial.

Disposables. Film Products is the largest U.S. supplier of embossed and permeable films for disposable personal products. In each of the last three years, this class of products accounted for more than 20% of the consolidated revenues of Tredegar.

     Film Products supplies embossed films to domestic and international manufacturers for use as backsheet in such disposable products as baby diapers, adult incontinent products, feminine hygiene pads and hospital underpads. Film Products' primary customer for embossed films for backsheet is The Procter & Gamble Company ("P&G"), the leading disposable diaper manufacturer. Film Products also sells embossed films to several producers of private label products. Film Products competes with several foreign and domestic film products manufacturers in the backsheet market.

     In response to environmental concerns, Film Products has been involved in the development of new materials to replace the existing backsheet for disposable diapers with a more environmentally friendly material.

     In 1991, Film Products' U.S. disposable diaper backsheet volume declines due to downgauging (i.e., making thinner films) were offset by higher volume from increased P&G market share. In 1992, Film Products' U.S. disposable diaper backsheet volume declined significantly due to lower P&G market share. The economic recession caused many consumers to seek lower priced private label diapers. In 1993, P&G's U.S. diaper market share stabilized resulting in backsheet volumes roughly equal to 1992. On an international basis, 1993 backsheet sales were slightly higher than 1992. Overall, 1993 backsheet volumes were higher than 1992 but below 1990 and 1991 levels.

     Film Products supplies permeable films to P&G for use as topsheet in adult incontinent products, feminine hygiene products and hospital underpads. The processes used in manufacturing these films were developed jointly by Film Products and P&G and are covered by applicable patents held by P&G and Tredegar. Film Products also sells significant amounts of permeable films to international affiliates of P&G.

     In 1991, permeable film volumes improved over 1990 due to higher international sales, primarily in the Far East. In 1992, volumes improved over 1991 due to higher sales in all geographic areas. In 1993, permeable film volumes declined in the U.S. and Far East, partially offset by increases in Europe and Latin America. Overall, 1993 permeable film volumes were below 1992 and level with 1991.

     P&G also purchases molded plastic products from Molded Products. P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of business associated with P&G would have a material adverse effect on Tredegar's business.

Industrial. Film Products produces a line of oriented films under the name MONAX(R). These are high strength, high moisture barrier films that allow both cost and source reduction opportunities over current packaging mediums.
During 1994, Film Products will concentrate on increasing awareness of MONAX(R) film and the development of heat sealable versions that can be used by end-users in food, industrial, and medical packaging markets.

     Film Products also produces coextruded and monolayer permeable formed films under the name of VisPore(R). These films are used to regulate fluid transmission in many industrial, medical, agricultural and packaging markets. Specific examples include rubber bale wrap, filter plies for surgical masks and other medical applications, permeable ground cover and cook-in-bag for rice and pasta.

     Differentially embossed monolayer and coextruded films are also produced by Film Products. Some of these films are extruded in a Class 10,000 clean room and act as a disposable, protective coversheet for photopolymers used in the manufacture of circuit boards. Other films, sold under the name of ULTRAMASK(R), are used as masking films that protect polycarbonate, acrylics and glass from damage during fabrication, shipping and handling.

     In January 1994, Film Products announced its intention to sell or close its Flemington, New Jersey, plant in order to exit the non-strategic conventional films business (single layer, blown polyethylene film used primarily for general purpose industrial packaging).

Raw Materials. The primary raw materials for films produced by Film Products are low-density and linear low-density polyethylene resins, which Film Products obtains from domestic and foreign suppliers at competitive prices.

     Tredegar's management believes that there will be an adequate supply of polyethylene resins in the immediate future. Changes in resin prices, and the timing thereof, could have a significant impact on the profitability of this division.

Research and Development. Film Products has a technical center in Terre Haute, Indiana. Film Products holds 35 U.S. patents and nine U.S. trademarks. Expenditures for research and development have averaged approximately $3.3 million per year during the past three years.


Molded Products

     Molded Products manufactures five major categories of products: packaging products, industrial products, parts for medical products, parts for electronics products and injection-mold tools. Packaging products represent more than half of Molded Products' business.

Packaging Products. The packaging group produces deodorant canisters, lip balm sticks, custom jars, plugs, fitments and closures, primarily for toiletries, cosmetics, pharmaceuticals and personal hygiene markets. Molded Products is the leading U.S. producer of lip balm sticks. Molded Products competes with various large producers in the packaging market.

Industrial Products. Molded Products produces molded plastic parts for business machines, media storage products, cameras, appliances and various custom products. In the business machine area, closer tolerances, made possible by computer-aided design and manufacturing (CAD/CAM) and modern resins, have led to expanded high-performance applications. Molded Products works closely with customers in the design of new industrial products and systems. The market for such products is very competitive.

Parts for Medical and Electronics Products. Effective July 31, 1993, Molded Product's subsidiary, Polestar Plastics Manufacturing Company, acquired the assets of a custom molder of precision parts for the medical and electronics markets. Products supplied to the medical market include, among others, disposable plastic parts for laparoscopic surgery instruments, staple guns, needle protector devices and syringe housings. Products supplied to the electronics market include, among others, connectors for computer cables and circuit boards.

Injection-Mold Tools. Molded Products' tooling group produces injection molds for internal use and for sale to other custom and captive molders. Molded Products operates one of the largest independent tool shops in the United States in St. Petersburg, Florida.

Raw Materials. Polypropylene and polyethylene resin are the primary raw materials used by Molded Products. Molded Products also uses polystyrene resins. Molded Products purchases these raw materials from domestic suppliers at competitive prices. Changes in resin prices, and the timing thereof, could have a significant impact on the profitability of this division. Molded Products' management believes that there will be an adequate supply of these resins in the immediate future.

Research and Development. Molded Products owns eight U.S. patents and has spent an average of $.3 million each year for the last three years for research and development. Molded Products maintains a technical center as part of its St. Petersburg, Florida, complex.


Fiberlux

     Fiberlux is a leading U.S. producer of rigid vinyl extrusions, windows and patio doors. Fiberlux products are sold to fabricators and directly to end users. The subsidiary's primary raw material, polyvinyl chloride resin, is purchased from producers in open market purchases and under contract. No critical shortages of polyvinyl chloride resins are expected.


Metal Products

     The Metal Products segment is composed of The William L. Bonnell Company, Inc. ("Bonnell"), Capitol Products Corporation ("Capitol") and Brudi, Inc. ("Brudi"). Bonnell and Capitol ("Aluminum Extrusions") produce soft alloy aluminum extrusions primarily for the building and construction industry, and for transportation and consumer durables markets. Brudi, acquired by Tredegar in April 1991, primarily produces steel attachments and uprights for the forklift truck market.


Aluminum Extrusions

     Aluminum Extrusions manufactures plain, anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions in the production of curtain walls, moldings, architectural shapes, running boards, tub and shower doors, boat windshields, window components and furniture, among other products. Sales are made primarily in the United States, principally east of the Rocky Mountains. Sales are substantially affected by the strength of the building and construction industry, which accounts for a majority of product sales.

     Raw materials for Aluminum Extrusions, consisting of aluminum ingot, aluminum scrap and various alloys, are purchased from domestic and foreign producers in open market purchases and under short-term contracts. Profit margins for products in Aluminum Extrusions are sensitive to significant fluctuations in aluminum ingot and scrap prices, which account for more than 40 percent of product cost. Tredegar does not expect critical shortages of aluminum or other required raw materials and supplies.

     Aluminum Extrusions competes primarily based on the quality and prices of its products and its service with a number of national and regional manufacturers in the industry.


Brudi

     Headquartered in Ridgefield, Washington, Brudi is the second largest supplier of uprights and attachments for the forklift truck segment of the domestic materials handling industry. Brudi markets its products and services, which include in-house engineering and design capabilities, primarily to dealers and original equipment manufacturers of forklift trucks. Markets served include warehousing and distribution, food, fiber, primary metals, pharmaceuticals, beverage and paper. Brudi products are made primarily from steel, which is purchased on the open market and under contract from domestic producers. Tredegar does not foresee critical shortages of steel or other required raw materials and supplies.

     During 1992, Brudi acquired the assets of a materials handling company in Halifax, United Kingdom to serve the European market.


Energy

     The Energy segment is composed of Elk Horn and oil and gas properties located in Western Canada. On February 4, 1994, Tredegar sold its remaining oil and gas properties. In addition, in November 1993, Tredegar announced that it is pursuing the sale of Elk Horn. Assuming Elk Horn can be sold on terms agreeable to Tredegar, the sale is expected to be completed by mid-1994. Tredegar's Energy segment has been reported as discontinued operations.


Coal

     Elk Horn, an approximately 97 percent owned subsidiary, obtains income from royalties by leasing part of its Eastern Kentucky mineral rights (approximately 142,000 acres) for mining coal. The coal is generally characterized as high-volatility, bituminous A-rank with low sulphur content. Based on recent changes to the methodology used in classifying coal reserves, Elk Horn estimates that, as of January 1, 1993, its proven and probable raw recoverable reserves (reserves before any losses due to beneficiation) approximate 124 million tons and 86 million tons, respectively. During the last five years, Elk Horn's reserves have been mined at volumes ranging from 4 million to 6.2 million tons per year. Elk Horn leases its mineral rights to coal operators, who mine the coal and pay royalties based on their sales revenues. Elk Horn also uses independent contractors to mine coal. Elk Horn sells coal on the open market on the basis of price and quality.


     In January 1991, Elk Horn entered the coal trading business through a new subsidiary. The Elk Horn Coal Sales Corporation facilitates the sale of coal to customers from Elk Horn's production and from independent operators mining non-Elk Horn reserves throughout Central Appalachia. Tredegar is negotiating the sale of Elk Horn's coal trading business independently from its other coal operations.


Oil and Gas

     Tredegar sold its remaining oil and gas properties on February 4, 1994 for approximately $8 million. This transaction resulted in a gain of approximately $6.1 million ($3.9 million after income taxes), which will be recognized in 1994.


Other Businesses

     The Other segment is composed primarily of investments in high-technology businesses and related research.

     In December 1992, Tredegar acquired APPX Software, Inc. (formerly Kennedy & Company, Inc.) ("APPX Software"), a supplier of flexible software development environments and business applications software. Headquartered in Richmond, Virginia, APPX Software's leading product is a proprietary application software development tool called APPX(R). APPX enables software designers and programmers to develop and modify business applications software much faster than customary programming techniques. APPX can run on a variety of computers and is designed to adapt to changing hardware environments. The market for software products is very competitive and characterized by short product life cycles.

     During 1992, Molecumetics, Ltd., a subsidiary of Tredegar ("Molecumetics"), commenced operation of its rational drug design research laboratory in Seattle, Washington. Molecumetics provides proprietary chemistry for the synthesis of small molecule therapeutics and vaccines. Using synthetic chemistry techniques, researchers can fashion small molecules that imitate the bioactive portion of larger and more complex molecules. For customers in the pharmaceutical and biotechnology industries, these synthetically-produced compounds offer significant advantages over naturally occurring proteins in fighting diseases because they are smaller and more easily absorbed in the human body, less subject to attack by enzymes, more specific in their therapeutic activity, and faster and less expensive to produce.

     APPX Software owns four U.S. copyrights. Molecumetics has filed a number of patent applications with respect to its technology. Businesses included in the Other segment spent $5.6 million in 1993 and $1.9 million in 1992 for research and development.


Miscellaneous

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance to its Plastics segment and its APPX Software and Molecumetics subsidiaries. Tredegar routinely applies for patents on significant patentable developments with respect to all of its businesses. Tredegar and its subsidiaries now own numerous patents with remaining terms ranging from 1 to 16 years. In addition, the Plastics segment and certain of Tredegar's other subsidiaries have licenses under patents owned by third parties.

Research and Development. During 1993, 1992 and 1991, approximately $9.1 million, $5.0 million and $4.5 million, respectively, was spent on company-sponsored research and development activities in connection with the businesses of Tredegar and its subsidiaries. See "Business of Tredegar - Plastics and Other Businesses."

Backlog.  Backlogs are not material to Tredegar.

Government Regulation. Laws concerning the environment that affect or could affect Tredegar's domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. The operations of Tredegar and its subsidiaries are in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, Tredegar may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

     Municipal, state and federal governments continue to consider restrictions on the disposal of plastic products. Several states have enacted such restrictions. The Plastics segment is conducting research into source reduction through improved product quality and reduced plastic product content and into the development of degradable films at its Terre Haute, Indiana, research and development facility. At present, Tredegar cannot determine the likely impact of proposed restrictions on the Plastics segment.

     From time to time the Environmental Protection Agency (the "EPA") may identify Tredegar or one of its subsidiaries as a potentially responsible party with respect to a Superfund site under CERCLA. To date, Tredegar, indirectly, is potentially responsible with respect to four Superfund sites. As a result, Tredegar may be required to expend amounts on remedial investigations and actions at such Superfund sites. Responsible parties under CERCLA may be jointly and severally liable for costs at a site, although typically costs are allocated among the responsible parties.

     In addition, Tredegar, indirectly, is potentially responsible for one New Jersey Spill Site Act location. Another New Jersey site is being investigated pursuant to the New Jersey Environmental Cleanup Responsibility Act.

     Capital expenditures for pollution abatement and OSHA projects were about $.4 million, $.8 million and $3.6 million in 1993, 1992 and 1991, respectively. In 1991, approximately $2.3 million in capital expenditures was related to the finishing operations in Aluminum Extrusions. Future capital expenditures for pollution abatement and OSHA projects are expected to approximate 1993 and 1992 levels.

Employees. Tredegar and its subsidiaries employ approximately 3,500 people. Tredegar considers its relations with its employees to be good.


Item 2.   PROPERTIES

General

     Most of the improved real property and the other assets of Tredegar and its subsidiaries are owned, and none of the owned property is subject to an encumbrance material to the consolidated operations of Tredegar and its subsidiaries. Tredegar considers the condition of the plants, warehouses and other properties and assets owned or leased by Tredegar and its subsidiaries to be generally good. Additionally, Tredegar considers the geographical distribution of its plants to be well-suited to satisfying the needs of its customers.

     Tredegar believes that the capacity of its plants to be adequate for immediate needs of its businesses. Tredegar's plants generally have operated at 70-85 percent of capacity. Tredegar's corporate headquarters offices are located at 1100 Boulders Parkway, Richmond, Virginia 23225.


Plastics

     The Plastics segment has the following principal plants and facilities:

Location                                    Principal Operations
Carbondale, Pennsylvania                    Production of plastic films
Flemington, New Jersey*
Fremont, California*
LaGrange, Georgia
Manchester, Iowa
New Bern, North Carolina
Tacoma, Washington
Terre Haute, Indiana (2)
  (technical center and
  production facility)
Kerkrade, the Netherlands
Sao Paulo, Brazil

Alsip, Illinois                             Production of molds and molded
Excelsior Springs, Missouri                 plastic products
South Grafton, Massachusetts
St. Petersburg, Florida (3)
  (technical center and
  two production
  facilities)
Phillipsburg, Pennsylvania
State College, Pennsylvania

Pawling, New York                           Production of vinyl extrusions,
Purchase, New York (headquarters)           windows and patio doors
South Bend, Indiana

*Tredegar has announced the closing or other disposition of these plants during 1994.

Metal Products

     The Metal Products segment has the following principal plants and facilities:

Location                                    Principal Operations
Carthage, Tennessee                         Production of aluminum
Kentland, Indiana                           extrusions, finishing
Newnan, Georgia

Ridgefield, Washington                      Production of uprights
Kelso, Washington                           and attachments
Adelaide, Australia
Halifax, United Kingdom

Energy

     See page 5

Other Businesses

     APPX Software leases office space in Richmond, Virginia. Molecumetics leases its laboratory space in Bellevue, Washington.

Item 3.   LEGAL PROCEEDINGS

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Executive Officers of Tredegar

     Set forth below are the names, ages and titles of the executive officers of Tredegar:

Name                        Age                 Title

John D. Gottwald             39             President and
                                            Chief Executive Officer

Richard W. Goodrum           65             Executive Vice President and
                                            Chief Operating Officer

Norman A. Scher              56             Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer

Michael W. Giancaspro        39             Vice President, Corporate
                                            Planning

Steven M. Johnson            43             Vice President, Corporate
                                            Development

Anthony J. Rinaldi           56             Vice President and General
                                            Manager, Film Products

Frederick P. Woods           49             Vice President, Personnel

     Except as described below, each of these officers has served in such capacity since July 10, 1989. Each will hold office until his successor is elected or until his earlier removal or resignation. The business experience during the past five years of the executive officers is set forth below.

John D. Gottwald. Mr. Gottwald was Corporate Vice President-Aluminum, Plastics and Energy of Ethyl from January 1, 1989, until July 10, 1989.

Richard W. Goodrum. Mr. Goodrum was the Divisional Vice President-Aluminum, Plastics, and Energy of Ethyl from January 1, 1989, until July 10, 1989.

Norman A. Scher. Until July 10, 1989, Mr. Scher was a partner in the law firm of Hunton & Williams, where he was a member of the firm's corporate and securities team. He was an assistant managing partner in the firm for many years, and since 1982 had primary responsibility for financial and planning activities.

Michael W. Giancaspro. Mr. Giancaspro served as Director of Corporate Planning from March 31, 1989, until February 27, 1992, when he was elected Vice President, Corporate Planning. Mr. Giancaspro was Plant Manager of Ethyl Film Products' Carbondale plant from April 1988 until March 1989.

Steven M. Johnson. Mr. Johnson served as Secretary of the Corporation until February, 1994. Mr. Johnson served as Vice President, General Counsel and Secretary from July 10, 1989, until July, 1992, when his position was changed to Vice President, Corporate Development and Secretary. Mr. Johnson served as counsel to the law firm of Hunton & Williams in Richmond, Virginia, from March, 1989, until July 10, 1989.

Anthony J. Rinaldi. Mr. Rinaldi was elected Vice President on February 27, 1992. Mr. Rinaldi has served as General Manager of Tredegar Film Products since July 1, 1991. During 1991, he also served as Managing Director of European operations. Mr. Rinaldi served as Director of Sales and Marketing for Tredegar Film Products from July 10, 1989 to June, 1991. In 1985, Mr. Rinaldi became Director of Sales & Marketing for Ethyl Film Products.

Frederick P. Woods. Mr. Woods served as Vice President, Employee Relations until December, 1993, when his position was changed to Vice President, Personnel. Mr. Woods served as Director of Employee Relations for Ethyl from February 1, 1988, until July 10, 1989.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

          The information contained on page 40 of the Annual Report under the captions "Dividend Information," "Stock Listing" and "Market Prices of Common Stock and Shareholder Data" is incorporated herein by reference.


Item 6.   SELECTED FINANCIAL DATA

          The information for the five years ended December 31, 1993, contained in the "Five-Year Summary" on page 14 of the Annual Report is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The textual and tabular information concerning the years 1993, 1992 and 1991 contained on pages 16 through 24 and page 26 of the Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements contained on pages 28 through 31, the notes to financial statements contained on pages 32 through 39, the report of independent accountants on page 27, and the information under the caption "Selected Quarterly Financial Data (Unaudited)" on pages 25 and 26 of the Annual Report are incorporated herein by reference.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information contained on pages 2 through 4 of the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of Tredegar is incorporated herein by reference. See "Executive Officers of Tredegar" at the end of Part I above for information about the executive officers of Tredegar.

          The information contained on page 6 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION

          The information contained on pages 9 through 15 of the Proxy Statement under the caption "Compensation of Executive Officers and Directors" concerning executive compensation is incorporated herein by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

          The information contained on pages 5 through 8 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K


     (a)  Documents:

          (1) Financial statements - the following consolidated financial statements of the registrant are included on pages 27 to 39 in the Annual Report and are incorporated herein by reference in Item 8.

               Report of independent accountants.

               Consolidated balance sheets as of December 31, 1993 and 1992.

               Consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991.

               Notes to financial statements.

          (2)  See Index to Financial Statement Schedules on page S-1.

          (3)  Exhibits

               3.1 Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               3.2   Amended By-laws of Tredegar

               4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit
                     4.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               4.2.1 Amendment and Substitution Agreement (Rights Agreement)
                     dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company

               4.3 Competitive Advance and Revolving Credit Agreement dated as of June 16, 1989, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               4.3.1 First Amendment to the Competitive Advance and
                     Revolving Credit Agreement dated as of September 15, 1990, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

               4.3.2 Second Amendment to the Competitive Advance and
                     Revolving Credit Agreement, dated as of December 6, 1991, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.4.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

               4.3.3 Third Amendment to the Competitive Advance and
                     Revolving Credit Agreement, dated as of June 8, 1992, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

               4.3.4 Fourth Amendment, dated as of August 20, 1993, to the
                     Competitive Advance and Revolving Credit Agreement among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference)

               4.4 Loan Agreement dated as of June 8, 1992, among Tredegar, the Banks named therein and LTCB Trust Company, as Agent (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference)

               4.4.1 Accession Agreement dated August 3, 1992, among
                     Tredegar, the Banks named in the Loan Agreement dated as of June 8, 1992 and LTCB Trust Company, as Agent (filed as Exhibit 4.5.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

               4.5 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit
                     4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

               10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as
                     Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

              *10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as
                     Exhibit 10.2 to Tredegar's Annual Report on
                     Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               10.4 Master Services Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

             10.4.1 Amendment to Master Services Agreement dated as of November 1, 1990, between Tredegar and Ethyl (filed as Exhibit 10.4.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

               10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

              *10.6 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

              *10.7 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

              *10.8  Savings Plan for the Employees of Tredegar
                     (filed as Exhibit 4 to the Form S-8
                     Registration Statement No. 33-29582, and incorporated herein by reference)

              *10.9  Tredegar Retirement Income Plan (filed as
                     Exhibit 10.9 to Tredegar's Annual Report on
                     Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

             *10.10 Agreement dated as of June 1, 1989, between Tredegar and Norman A. Scher (filed as Exhibit
                     10.10 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

              10.11 Stock and Warrant Purchase Agreement dated as of February 15, 1991, by and between Tredegar Investments, Inc. and Clinical Technologies Associates, Inc. (now Emisphere Technologies, Inc.) (filed as Exhibit 10.11 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

            10.11.1 Agreement dated as of October 23, 1992, by and among Tredegar Investments, Inc., Emisphere Technologies, Inc., Michael M. Goldberg, M.D. and Sam J. Milstein, Ph.D. (filed as Exhibit 10.11.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

            10.11.2 Letter Agreement dated December 30, 1992, by and between Tredegar Investments, Inc. and Emisphere Technologies, Inc. (filed as Exhibit 10.11.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

             *10.12  Tredegar 1992 Omnibus Stock Incentive Plan
                     (filed as Exhibit 10.12 to Tredegar's Annual
                     Report on Form 10-K for the year ended
                     December 31, 1991, and incorporated herein by reference)

             *10.13  Tredegar Industries, Inc. Retirement Benefit
                     Restoration Plan

             *10.14 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan

               11    Computations of earnings per share

               13 Tredegar Annual Report to Shareholders for the year ended December 31, 1993 (See Note 1)

               21    Subsidiaries of Tredegar

               23.1  Consent of Independent Accountants

          *The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.

     (b)  Reports on Form 8-K
          None

     (c)  Exhibits

          The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)  Financial Statement Schedules

          The response to this portion of Item 14 is submitted as a separate section of this report.

     Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the Annual Report shall not be deemed "filed" as a part of Form 10-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                 TREDEGAR INDUSTRIES, INC.
                                                 (Registrant)


Dated:  February 25, 1994                        By     /s/ John D. Gottwald
                                                        John D. Gottwald
                                                           President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 1994.


          Signature                              Title


     /s/ John D. Gottwald                        President
     (John D. Gottwald)                          (Principal Executive Officer
                                                 and Director)

     /s/ N. A. Scher                             Executive Vice President,
     (Norman A. Scher)                           Treasurer and Director
                                                 (Principal Financial Officer)

     /s/ D. Andrew Edwards                       Corporate Controller
     (D. Andrew Edwards)                         (Principal Accounting Officer)

     /s/ R. W. Goodrum                           Executive Vice President and
     (Richard W. Goodrum)                        Director

     /s/ Phyllis Cothran                         Director
     (Phyllis Cothran)

     /s/ Bruce C. Gottwald                       Director
     (Bruce C. Gottwald)

     /s/ Floyd D. Gottwald, Jr.                  Director
     (Floyd D. Gottwald)

     /s/ Andre B. Lacy                           Director
     (Andre B. Lacy)

     /s/ James F. Miller                         Director
     (James F. Miller)

     /s/ Emmett J. Rice                          Director
     (Emmett J. Rice)

     /s/ W. Thomas Rice                          Director
     (W. Thomas Rice)

                        TREDEGAR INDUSTRIES, INC.

                  INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                 Page

Report of Independent Accountants on Financial
     Statement Schedules                                         S-2

Schedule V - Property, Plant and Equipment for the
     years ended December 31, 1993, 1992 and 1991                S-3

Schedule VI - Accumulated Depreciation and Amortization
     of Property, Plant and Equipment for the years
     ended December 31, 1993, 1992 and 1991                      S-4

                     Report of Independent Accountants
                     on Financial Statement Schedules



To the Board of Directors and
     Shareholders of Tredegar
     Industries, Inc.:

Our report on the consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 27 of the 1993 Annual Report to Shareholders of Tredegar Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page S-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                  Coopers & Lybrand


Richmond, Virginia
January 17, 1994



Schedule V -- Property, Plant and Equipment(1)
Tredegar Industries, Inc. and Subsidiaries
For years ended December 31, 1993, 1992 and 1991
(In thousands)
                              Beginning                                                 Ending
1993                           Balance     Additions     Retirements     Other          Balance
Land and land improvements    $  5,368     $ 2,290        $   182        $   (282)(2)    $  7,194
Buildings                       46,839         758            727            (381)(2)      46,608
                                                                              119 (3)
Machinery and equipment        259,151      13,432         12,886           5,234 (2)     270,131
                                                                            4,648 (3)
                                                                              552 (4)
  Total                       $311,358     $16,480        $13,795        $  9,890        $323,933

1992
Land and land improvements   $   4,165     $   141        $     5        $     823 (2)   $  5,368
                                                                               244 (3)
Buildings                       41,575       1,968            324            1,949 (2)     46,839
                                                                             1,671 (3)
Machinery and equipment        248,435      18,596         14,537            2,578 (2)    259,151
                                                                             4,079 (3)
  Total                       $294,175     $20,705        $14,866        $  11,344       $311,358

1991
Land and land improvements   $   3,866     $   111        $    15        $    (607)(2)   $  4,165
                                                                               981 (3)
                                                                              (171)(5)
Buildings                       41,098       1,616            895           (3,687)(2)     41,575
                                                                             4,709 (3)
                                                                            (1,266)(5)
Machinery and equipment        226,230      19,633          9,145           (2,221)(2)    248,435
                                                                             4,467 (3)
                                                                           (13,165)(5)
                                                                            22,636 (6)
  Total                       $271,194     $21,360        $10,055        $  11,676       $294,175

Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, resulting in annual depreciation rates of:
          Land improvements:  5% - 10%
          Buildings:  2.5% - 5%
          Machinery and equipment:  5% - 33.3%

(1)  Continuing operations.
(2)  Reclassifications.
(3)  Acquisitions of businesses.
(4) Write-up of assets to their pre-tax amounts in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
(5)  Sales of businesses and assets.
(6)  Adjustment for fully-depreciated divested assets.

Schedule VI -- Accumulated Depreciation and Amortization of Property, Plant
               and Equipment (1)
Tredegar Industries, Inc. and Subsidiaries
For years ended December 31, 1993, 1992 and 1991

(In thousands)

                              Beginning                                                 Ending
1993                           Balance     Additions     Retirements     Other          Balance

Land and land improvements    $      710   $   105        $     5        $       5 (2)   $    815

Buildings                         18,622     1,996            671               63 (2)     20,010

Machinery and equipment          152,263    21,016         10,331            4,758 (2)    167,706

  Total                         $171,595   $23,117        $11,007        $   4,826       $188,531

1992

Land and land improvements    $    448     $    92        $     1         $     171 (2)  $    710

Buildings                       15,954       2,051            356               973 (2)    18,622

Machinery and equipment        143,910      19,820         12,474             1,007 (2)   152,263

  Total                       $160,312     $21,963        $12,831          $  2,151      $171,595

1991

Land and land improvements    $     564    $    91        $     4          $   (159)(2)  $    448
                                                                                (44)(3)
Buildings                        15,644      1,932            104            (1,438)(2)     15,954
                                                                               (860)(3)
                                                                                780 (4)
Machinery and equipment         117,872     22,066          9,147            (4,209)(2)    143,910
                                                                             (7,062)(3)
                                                                              1,754 (4)
                                                                             22,636 (5)
  Total                        $134,080    $24,089        $ 9,255          $ 11,398       $160,312

(1)  Continuing operations.
(2)  Reclassifications.
(3)  Sales of businesses and assets.
(4)  Acquisitions of businesses.
(5)  Adjustment for fully-depreciated divested assets.

                                 EXHIBIT INDEX


                                                                           Page

3.1   Amended and Restated Articles of Incorporation of Tredegar (filed as
      Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

3.2   Amended By-laws of Tredegar

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit 4.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

4.3 Competitive Advance and Revolving Credit Agreement dated as of June 16, 1989, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.3.1 First Amendment to the Competitive Advance and Revolving Credit Agreement dated as of September 15, 1990, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

4.3.2 Second Amendment to the Competitive Advance and Revolving Credit Agreement, dated as of December 6, 1991, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.4.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

4.3.3 Third Amendment to the Competitive Advance and Revolving Credit Agreement, dated as of June 8, 1992, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4.4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

4.3.4 Fourth Amendment to the Competitive Advance and Revolving Credit Agreement, dated as of August 20, 1993, among Tredegar, the Banks named therein and Chemical Bank, as Agent (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference)

4.4 Loan Agreement dated as of June 8, 1992, among Tredegar, the Banks named therein and LTCB Trust Company, as Agent (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference)

4.4.1 Accession Agreement dated August 3, 1992, among Tredegar, the Banks named in the Loan Agreement dated as of June 8, 1992 and LTCB Trust Company, as Agent (filed as Exhibit 4.5.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

4.5 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference)

10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2 Employee Benefits Agreement dated as of June 1, 1989, between
      Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4 Master Services Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4.1 Amendment to Master Services Agreement dated as of November 1, 1990, between Tredegar and Ethyl (filed as Exhibit 10.4.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.6 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit
      A to the Prospectus contained in the Form S-8 Registration
      Statement No. 33-31047, and incorporated herein by reference)

*10.7 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's
      Annual Report on Form 10-K for the year ended December 31,
      1989, and incorporated herein by reference)

*10.8 Savings Plan for the Employees of Tredegar (filed as Exhibit
      4 to the Form S-8 Registration Statement No. 33-29582, and incorporated herein by reference)

*10.9 Tredegar Retirement Income Plan (filed as Exhibit 10.9 to
      Tredegar's Annual Report on Form 10-K for the year ended
      December 31, 1990, and incorporated herein by reference)

*10.10 Agreement dated as of June 1, 1989, between Tredegar and
      Norman A. Scher (filed as Exhibit 10.10 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.11 Stock and Warrant Purchase Agreement dated as of February 15, 1991, by and between Tredegar Investments, Inc. and Clinical Technologies Associates, Inc. (now Emisphere Technologies, Inc.) (filed as Exhibit
      10.11 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

10.11.1 Agreement dated as of October 23, 1992, by and among Tredegar Investments, Inc., Emisphere Technologies, Inc., Michael M.
      Goldberg, M.D. and Sam J. Milstein, Ph.D. (filed as Exhibit 10.11.1 to Tredegar's Annual Report on Form 10-K for the year ended
      December 31, 1991, and incorporated herein by reference)

10.11.2 Letter Agreement dated December 30, 1992, by and between Tredegar Investments, Inc. and Emisphere Technologies, Inc. (filed as
      Exhibit 10.11.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.12  Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit
      10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.13  Tredegar Industries, Inc. Retirement Benefit Restoration Plan

*10.14  Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan

11    Computations of earnings per share

13 Tredegar Annual Report to Shareholders for the year ended December 31, 1993 (See Note 1)

21    Subsidiaries of Tredegar

23.1  Consent of Independent Accountants


*The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.