Form 10-Q
period 1994-03-31
TREDEGAR INDUSTRIES INC
filed 1994-05-12
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         _______________

                            FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                 Commission file number 1-10258

                     Tredegar Industries, Inc.
     (Exact name of registrant as specified in its charter)

          Virginia                                54-1497771
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                   23225
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

     The number of shares of Common Stock, no par value,
outstanding as of April 30, 1994:  10,894,233

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    TREDEGAR INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)
                                       March 31      December 31
ASSETS                                   1994            1993
Cash and cash equivalents              $   1,881      $        -
Accounts and notes receivable             76,512          70,173
Inventories                               31,104          34,211
Deferred income taxes                     11,337          11,555
Prepaid expenses and other                 1,413             881
   Total current assets                  122,247         116,820

Property, plant and equipment, at cost   327,354         323,933
   Less accumulated depreciation
      and amortization                   194,144         188,531
   Net property, plant and equipment     133,210         135,402

Other assets and deferred charges         25,213          24,456
Goodwill and other intangibles            36,176          45,729
Net assets of discontinued operations     25,554          30,976
      Total assets                     $ 342,400      $  353,383

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                       $  21,586      $   19,376
Accrued expenses                          37,050          35,380
Income taxes payable                       3,590               -
   Total current liabilities              62,226          54,756

Long-term debt                            78,000          97,000
Deferred income taxes                     20,280          23,108
Other noncurrent liabilities               9,695           9,431
   Total liabilities                     170,201         184,295

Shareholders' equity:
   Common stock, no par value            170,170         170,140
   Foreign currency translation
      adjustment                            (148)           (283)
   Retained earnings (deficit)             2,177            (769)

   Total shareholders' equity            172,199         169,088
      Total liabilities and
         shareholders' equity          $ 342,400      $  353,383

         See accompanying notes to financial statements.

                    TREDEGAR INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF INCOME
            (In thousands, except per-share amounts)
                           (Unaudited)
                                                 Three Months
                                               Ended March 31
                                              1994        1993
Net sales                                  $ 120,994   $ 111,198
Other expense, net                              (231)       (270)
                                             120,763     110,928
Cost of goods sold                           102,250      94,014
Selling, general and
   administrative expenses                    11,295      12,428
Research and development expenses              1,839       1,929
Interest expense                               1,177       1,323
Unusual items                                  9,521      (1,527)
                                             126,082     108,167
Income (loss) from continuing
   operations before income taxes             (5,319)      2,761
Income taxes                                    (226)      1,051
Income (loss) from continuing operations      (5,093)       1,710
Discontinued operations:
   Income from Energy segment operations
      (net of income tax of $787 in
      1994 and $918 in 1993)                   1,435       1,841
   Gain on sale of oil and gas properties
      (net of income tax of $2,121)            3,938           -
   Deferred tax benefit on the difference
      between the financial reporting
      and income tax basis of The Elk
      Horn Coal Corporation                    3,320           -
Net income before cumulative effect of
   changes in accounting principles            3,600       3,551
Cumulative effect of changes in
   accounting for postretirement
   benefits other than pensions
   (net of tax) and income taxes                   -         150
Net income                                 $   3,600   $   3,701

Earnings (loss) per share:
   Continuing operations                   $    (.47)  $     .16
   Discontinued operations                       .80         .17
   Before cumulative effect of changes
      in accounting principles                   .33         .33
   Cumulative effect of changes in
      accounting principles                        -         .01
   Net income                              $     .33   $     .34

Shares used to compute earnings per share     10,896      10,895

         See accompanying notes to financial statements.

                           TREDEGAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                                              Three Months
                                                             Ended March 31
                                                             1994      1993
Cash flows from operating activities:
  Continuing operations:
    Income (loss) from continuing operations               $(5,093)  $ 1,710
    Adjustments for noncash items:
      Depreciation                                           5,840     5,704
      Amortization of intangibles                              719       636
      Write-off of intangibles                               9,521         -
      Deferred income taxes                                 (2,682)     (320)
      Accrued pension income and postretirement benefits       298       210
      Gain on sale of investments                                -    (1,527)
    Changes in assets and liabilities:
      Accounts and notes receivable                         (6,339)   (4,386)
      Inventories                                            3,107      (980)
      Prepaid expenses and other                              (539)      198
      Accounts payable                                       2,210     4,137
      Accrued expenses and income taxes payable              5,115    (3,588)
    Other,net                                               (1,055)   (1,447)
      Net cash provided by continuing operating activities  11,102       347
  Net cash provided by discontinued operating activities     6,198     6,154
      Net cash provided by operating activities             17,300     6,501
Cash flows from investing activities:
  Continuing operations:
    Capital expenditures                                    (3,824)   (2,569)
    Investments                                                  -      (200)
    Proceeds from sales of investments                           -     3,627
    Property disposals                                         280     1,753
    Other, net                                                (124)      398
      Net cash (used in) provided by investing
         activities of continuing operations                (3,668)    3,009
  Discontinued operations:
    Capital expenditures                                       (10)     (285)
    Property disposals                                       7,927       527
      Net cash provided by investing activities of
         discontinued operations                             7,917       242
      Net cash provided by investing activities              4,249     3,251
Cash flows from financing activities:
  Dividends paid                                              (654)     (654)
  Net decrease in borrowings                               (19,000)   (9,000)
  Other, net                                                   (14)      (98)
      Net cash used in financing activities                (19,668)   (9,752)
Increase in cash and cash equivalents                        1,881         -
Cash and cash equivalents at beginning of period                 -         -
Cash and cash equivalents at end of period                 $ 1,881   $     -

Supplemental cash flow information:
  Interest payments (net of amount capitalized)            $   676   $ 2,277
  Income tax payments, net                                 $ 1,662   $ 2,216

                See accompanying notes to financial statements.

                    TREDEGAR INDUSTRIES, INC.
     NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 1994, and the consolidated results of their operations and their cash flows for the three months ended March 31, 1994 and 1993. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1993 Annual Report. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2. Certain prior-period amounts have been reclassified to conform to the current presentation.

3.   The components of inventories are as follows:

                                          (In Thousands)
                                      March 31      December 31
                                        1994            1993
     Finished goods                  $   5,265      $    5,735
     Work-in-process                     3,744           5,298
     Raw materials                      14,136          15,497
     Stores, supplies and other          7,959           7,681
            Total                    $  31,104      $   34,211

4. Unusual items in 1994 include the write-off of goodwill and other intangibles in APPX Software, Inc. ($7.6 million after income taxes or 70 cents per share). The write-off is the result of management's determination that income generated by the acquired products, which historically had been marketed to small and medium-sized companies, will not be sufficient to recover the unamortized costs associated with the intangible software assets purchased by Tredegar in December 1992. The goodwill and other intangibles in APPX Software were being amortized over 5 to 7 years at an annual rate of approximately $1.5 million after income taxes, or 14 cents per share. Unusual items in 1993 include a gain on the sale of Emisphere Technologies, Inc. common stock ($1 million after income taxes or 9 cents per share).

5. In February 1994, Tredegar sold its remaining oil and gas properties. Tredegar is currently pursuing the sale of The Elk Horn Coal Corporation ("Elk Horn"), its coal subsidiary. Therefore, Tredegar is reporting its Energy segment as discontinued operations.

     Discontinued operations in 1994 include a gain of $6.1 million ($3.9 million after income taxes or 36 cents per share) related to the sale of Tredegar's remaining oil and gas properties, and a deferred tax benefit of $3.3 million (31 cents per share) recognized on the difference between the financial reporting and income tax basis of Elk Horn in connection with its anticipated sale. Income from discontinued operations in 1993 includes a gain of $414,000 ($275,000 after income taxes or 3 cents per share) related to the sale of certain oil and gas properties.

6. In the first quarter of 1994, Tredegar granted stock options to purchase 381,000 shares of Tredegar common stock at prices not less than the fair market value on the date of grant
     ($15.125) and for a term not to exceed 10 years.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                      Results of Operations

       First Quarter 1994 Compared with First Quarter 1993

     Tredegar's net income for the first quarter of 1994 decreased 3% to $3.6 million, or 33 cents per share, from $3.7 million, or 34 cents per share, in 1993. Results for 1994 include a net after-tax charge of $384,000, or 3 cents per share, related to special items. Results for 1993 include a net after-tax gain of $1.4 million, or 13 cents per share, related to special items. Tredegar's net income for the first quarter of 1994 excluding special items increased 71% to $4 million, or 36 cents per share, from $2.3 million, or 21 cents per share, in 1993.

     The net charge of $384,000 for special items in 1994 includes:
(i) a $3.9 million after-tax gain (36 cents per share) on the sale of Tredegar's remaining oil and gas properties, (ii) a $3.3 million deferred tax benefit (31 cents per share) recognized on the difference between the financial reporting and income tax basis of The Elk Horn Coal Corporation ("Elk Horn") (Tredegar's coal subsidiary) in connection with its anticipated sale, and (iii) a $7.6 million after-tax charge (70 cents per share) related to the write-off of goodwill and other intangibles in APPX Software, Inc. If Elk Horn is not sold, the $3.3 million deferred tax benefit will be reversed and charged to net income.

     The write-off in APPX Software is the result of management's determination that income generated by the acquired products, which historically had been marketed to small and medium-sized companies, will not be sufficient to recover the unamortized costs associated with the intangible software assets purchased by Tredegar in December 1992. APPX Software is actively engaged in efforts to enhance current products and develop next-generation products aimed at medium and large-sized companies. The goodwill and other intangibles in APPX Software were being amortized over 5 to 7 years at an annual rate of approximately $1.5 million after income taxes, or 14 cents per share.

     The net gain of $1.4 million for special items in 1993 includes: (i) a $1 million after-tax gain (9 cents per share) on the sale of Emisphere Technologies, Inc. common stock, (ii) a $275,000 after-tax gain (3 cents per share) on the sale of oil and gas properties, and (iii) a $150,000 net gain (1 cent per share) related to the adoption of new accounting standards for postretirement health benefits and deferred income taxes.

     In February 1994, Tredegar sold its remaining oil and gas properties. Tredegar is currently pursuing the sale of Elk Horn.
First-quarter results from Tredegar's Energy segment are reported as discontinued operations.

     First-quarter net income from continuing operations (excluding Energy results and special items) was $2.5 million, or 23 cents per share, in 1994, up from $760,000, or 7 cents per share, in 1993. Results from continuing operations are not indicative of future performance because they exclude income that would be generated from the reinvestment of divestiture proceeds.

     First-quarter net sales from continuing operations increased 9% compared with 1993 due primarily to higher volume in Aluminum Extrusions. Plastics sales also increased due to higher volume in Film Products and the inclusion of Polestar Plastics, Inc. ("Polestar") in 1994. Tredegar acquired the assets of Polestar in the third quarter of 1993.

     The gross profit margin from continuing operations increased to 15.5% in 1994 from 15.4% in 1993. The improvement in gross profit margin was due to higher volume and lower raw material costs in Film Products and Aluminum Extrusions.

     Selling, general and administrative costs decreased 9% due primarily to restructuring and cost-reduction efforts.

     Research and development expenses decreased 5% due to lower spending in Film Products and Molecumetics, partially offset by higher software development costs at APPX Software.

     Interest expense for continuing operations decreased 11% as a result of lower average debt levels and interest rates. Interest expense of $136,000 and $173,000 in the first quarter of 1994 and 1993, respectively, was allocated to discontinued operations based on relative capital employed. The average interest rate on debt outstanding during the first quarter was 5.5% and 5.9% in 1994 and 1993, respectively.

     The effective tax rate for continuing operations, excluding special items, increased to 39.3% in the first quarter of 1994 from 38.4% in the first quarter of 1993 due to a 1% higher federal income tax rate.

                         Segment Results

     The following tables present Tredegar's net sales and operating profit by industry segment for the quarters ended March
31, 1994 and 1993.

                  Net Sales by Industry Segment
                         (In thousands)
                           (Unaudited)
                                             Three Months
                                            Ended March 31
                                        1994            1993

Plastics                             $  68,838       $  65,942
Metal Products                          51,777          44,674
Other                                      379             582
   Total continuing operations         120,994         111,198
Discontinued operations                  7,711           7,998
   Total net sales                   $ 128,705       $ 119,196



              Operating Profit by Industry Segment
                         (In thousands)
                           (Unaudited)

                                             Three Months
                                            Ended March 31
                                        1994            1993

Plastics                             $   8,995       $   5,392
Metal Products                           1,664           1,442
Other (a):
   Ongoing operations                   (2,377)         (2,135)
   Unusual items (b)                    (9,521)          1,527
      Total Other                      (11,898)           (608)
Total continuing operations             (1,239)          6,226
Discontinued operations (c)              8,417           2,932
      Total operating profit         $   7,178       $   9,158


Notes:

(a) Amounts previously reported for 1993 have been reclassified to conform to the 1994 presentation.

(b) Unusual items in 1994 include the write-off of goodwill and other intangibles in APPX Software, Inc. ($7.6 million after income taxes or 70 cents per share). Unusual items in 1993 include a gain on the sale of Emisphere Technologies, Inc. common stock ($1 million after income taxes or 9 cents per share).

(c)  Discontinued operations include gains of $6.1 million ($3.9 million after income taxes or 36 cents per share) and $414,000 ($275,000 after income taxes or 3 cents per share) in 1994 and 1993, respectively, related to the sale of oil and gas properties.

     Tredegar Film Products sales for the quarter improved over the prior year due to higher volume. Operating profit also improved due to lower raw material costs and restructuring and cost reduction efforts, partially offset by lower average prices.

     Tredegar Molded Products sales improved for the quarter due to the inclusion of Polestar. Operating results were unfavorable compared with 1993 due to lower volume and margins in packaging and industrial segments, partially offset by favorable results from Polestar.

     Metal Products sales increased for the quarter due to higher Aluminum Extrusions volume. Volume improved as a result of sales efforts with new and existing customers and improved economic conditions in the housing, commercial construction and automotive markets. Operating profit increased due to higher volume and lower metal costs, partially offset by higher conversion costs.

     Tredegar's Other segment generated an operating loss of $2.4 million in the first quarter of 1994. This figure excludes the pretax charge of $9.5 million related to the write-off of goodwill and other intangibles in APPX Software. In the first quarter of 1993, these activities generated an operating loss of $2.1 million, excluding the pretax gain of $1.5 million on the sale of Emisphere common stock.

     Revenue for discontinued operations declined due to the sale of Tredegar's remaining oil and gas properties on February 4, 1994. Coal revenues and operating profit increased due to higher volume and prices. Operating profit from discontinued operations for 1994 and 1993 includes pretax gains of $6.1 million and $414,000, respectively, related to the sale of oil and gas properties.

                 Liquidity and Capital Resources

     Tredegar's total assets at March 31, 1994, were $342.4 million, a decrease of $11 million from December 31, 1993. The decrease is primarily attributable to the write-off of goodwill and other intangibles in APPX Software, the sale of the remaining oil and gas properties and the reduction of working capital supporting the coal trading operation. In addition, depreciation for continuing operations exceeded capital expenditures by approximately $2 million. The ratio of current assets to current liabilities was 2 to 1 at March 31, 1994. The increase in current liabilities was primarily due to an increase in accounts payable and accrued expenses supporting higher sales volume. Income taxes payable also increased due to the timing of estimated tax payments.

     As of March 31, 1994, long-term debt was $78 million, a decrease of $19 million since December 31, 1993. In the first quarter of 1994, cash used to repay debt was generated from operations and the sale of Tredegar's remaining oil and gas properties. Cash provided by continuing operations in the first quarter of 1994 exceeded related capital expenditures and dividends by $6.6 million. Debt as a percentage of total capitalization was 31% at March 31, 1994, compared with 36% at December 31, 1993. The average interest rate on debt was 5.9% at March 31, 1994, compared with 5.3% at the end of 1993.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.

          11    Statement re computation of earnings per share.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 1994.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Tredegar Industries, Inc.
                                (Registrant)


Date:     May 11, 1994           /s/ N. A. Scher
                                Norman A. Scher
                                Executive Vice President,
                                Treasurer and Chief Financial
                                Officer (Principal Financial
                                Officer)


Date:     May 11, 1994           /s/ D. Andrew Edwards
                                D. Andrew Edwards
                                Corporate Controller
                                (Principal Accounting Officer)

                          EXHIBIT INDEX


Exhibit No.            Description

     11         Statement re computation of earnings per share.