Form 10-Q
period 1994-06-30
TREDEGAR INDUSTRIES INC
filed 1994-07-25
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

(Mark One)


 ____       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994

                                      OR

 ____       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /       OF THE SECURITIES EXCHANGE ACT OF 1934



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

      The number of shares of Common Stock, no par value,
outstanding as of July 15, 1994:  10,594,225

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TREDEGAR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)
                                               June 30         December 31
ASSETS                                           1994              1993
Cash and cash equivalents                        $   4,608          $       -
Accounts and notes receivable                       74,210             70,173
Inventories                                         31,308             34,211
Deferred income taxes                               11,111             11,555
Prepaid expenses and other                           1,104                881
   Total current assets                            122,341            116,820

Property, plant and equipment, at cost             324,265            323,933
   Less accumulated depreciation
      and amortization                             194,797            188,531
   Net property, plant and equipment               129,468            135,402

Other assets and deferred charges                   26,162             24,456
Goodwill and other intangibles                      35,950             45,729
Net assets of discontinued operations               21,983             30,976
   Total assets                                  $ 335,904         $  353,383

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $  25,078         $   19,376
Accrued expenses                                    36,581             35,380
Income taxes payable                                 2,673                  -
   Total current liabilities                        64,332             54,756

Long-term debt                                      70,500             97,000
Deferred income taxes                               19,071             23,108
Other noncurrent liabilities                         9,692              9,431
   Total liabilities                               163,595            184,295

Shareholders' equity:
   Common stock, no par value                      165,839            170,140
   Foreign currency translation
      adjustment                                        84               (283)
   Retained earnings (deficit)                       6,386               (769)

   Total shareholders' equity                      172,309            169,088
   Total liabilities and
      shareholders' equity                       $ 335,904         $  353,383

                See accompanying notes to financial statements.

                                 TREDEGAR INDUSTRIES, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except per-share amounts)
                                        (Unaudited)

                                          Second Quarter Ended      Six Months Ended
                                                June 30                  June 30
                                             1994       1993         1994        1993
Net sales                                 $122,913   $108,042     $243,907    $219,240
Other income (expense), net                    160       (192)         (71)       (462)
                                           123,073    107,850      243,836     218,778
Cost of goods sold                         102,684     91,468      204,934     185,482
Selling, general & administrative
  expenses                                  12,259     12,278       23,554      24,706
Research & development expenses              1,927      2,246        3,766       4,175
Interest expense                             1,166      1,232        2,343       2,555
Unusual items                                    -       (736)       9,521      (2,263)
                                           118,036    106,488      244,118     214,655
Income (loss) from continuing
  operations before income taxes             5,037      1,362         (282)      4,123
Income taxes                                 1,963        688        1,737       1,739
Income (loss) from continuing
  operations                                 3,074        674       (2,019)      2,384
Discontinued operations:
  Income from energy segment operations      1,772      2,154        3,207       3,995
  Gain on sale of remaining oil & gas
    properties (net of income tax of
    $2,121)                                      -          -        3,938           -
  Deferred tax benefit on the difference
    between the financial reporting and
    income tax basis of The Elk Horn
    Coal Corporation                             -          -        3,320           -
Net income before extraordinary item
  and cumulative effect of changes
  in accounting principles                   4,846      2,828        8,446       6,379
Extraordinary item - prepayment
  premium on extinguishment of
  debt (net of income tax benefits
  of $685)                                       -     (1,115)           -      (1,115)
Cumulative effect of changes in
  accounting for postretirement benefits
  other than pensions (net of tax) and
  income taxes                                   -          -            -         150
Net income                                $  4,846   $  1,713     $  8,446    $  5,414

Earnings (loss) per share:
  Continuing operations                   $    .29   $    .06     $   (.19)   $    .22
  Discontinued operations                      .16        .20          .97         .37
  Before extraordinary item and
    cumulative effect of changes
    in accounting principles                   .45        .26          .78         .59
  Extraordinary item                             -       (.10)           -        (.10)
  Cumulative effect of changes
    in accounting principles                     -          -            -         .01
  Net income                              $    .45   $    .16     $    .78    $    .50

Shares used to compute earnings per share   10,722     10,895       10,808      10,895

                      See accompanying notes to financial statements.

                                 TREDEGAR INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                   Six Months
                                                                  Ended June 30
                                                                1994        1993
Cash flows from operating activities:
  Continuing operations:
    Income (loss) from continuing operations                  $(2,019)    $ 2,384
    Adjustments for noncash items:
      Depreciation                                             11,789      11,380
      Amortization of intangibles                               1,010        ,281
      Write-off of intangibles                                  9,521           -
      Deferred income taxes                                    (3,593)        363
      Accrued pension income and postretirement benefits          177         115
      Gain on sale of investments                                   -      (2,263)
    Changes in assets and liabilities:
      Accounts and notes receivable                            (4,037)     (4,441)
      Inventories                                               2,903      (3,066)
      Prepaid expenses and other                                 (230)       (654)
      Accounts payable                                          5,702         946
      Accrued expenses and income taxes payable                 3,625      (4,373)
    Other,net                                                    (883)     (1,429)
      Net cash provided by continuing operating activities     23,965         243
  Net cash used for extraordinary item                              -      (1,115)
  Net cash provided by discontinued operating activities       11,621       8,000
      Net cash provided by operating activities                35,586       7,128
Cash flows from investing activities:
  Continuing operations:
    Capital expenditures                                       (7,885)     (5,905)
    Investments                                                (1,200)       (200)
    Proceeds from sales of investments                              -       5,263
    Property disposals                                          2,569       2,208
    Other, net                                                   (128)       (334)
      Net cash (used in) provided by investing
        activities of continuing operations                    (6,644)      1,032
  Discontinued operations:
    Capital expenditures                                          (16)       (313)
    Property disposals                                          7,853       1,685
      Net cash provided by investing activities of
        discontinued operations                                 7,837       1,372
      Net cash provided by investing activities                 1,193       2,404
Cash flows from financing activities:
  Dividends paid                                               (1,291)     (1,308)
  Net decrease in borrowings                                  (26,500)     (8,100)
  Repurchase of Tredegar common stock                          (4,333)          -
  Other, net                                                      (47)       (124)
      Net cash used in financing activities                   (32,171)     (9,532)
Increase in cash and cash equivalents                           4,608           -
Cash and cash equivalents at beginning of period                    -           -
Cash and cash equivalents at end of period                    $ 4,608     $     -

Supplemental cash flow information:
  Interest payments (net of amount capitalized)               $ 2,619     $ 5,249
  Income tax payments, net                                    $ 5,237     $ 3,935

                      See accompanying notes to financial statements.

                           TREDEGAR INDUSTRIES, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 1994, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1994 and 1993. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1993 Annual Report. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2. Certain prior-period amounts have been reclassified to conform to the current presentation.

3.    The components of inventories are as follows:

                                            (In thousands)
                                                June 30         December 31
                                                 1994               1993

      Finished goods                          $   5,905         $    5,735
      Work-in-process                             3,824              5,298
      Raw materials                              14,670             15,497
      Stores, supplies and other                  6,909              7,681
             Total                            $  31,308         $   34,211

4. Unusual items in 1994 include the write-off of goodwill and other intangibles in APPX Software, Inc. ($7.6 million after income taxes or 70 cents per share). The write-off is the result of management's determination that income generated by the acquired products, which historically had been marketed to small and medium-sized companies, will not be sufficient to recover the unamortized costs associated with the intangible software assets purchased by Tredegar in December 1992. The goodwill and other intangibles in APPX Software were being amortized over 5 to 7 years at an annual rate of approximately $1.5 million after income taxes, or 14 cents per share. Unusual items in 1993 include gains on sales of Emisphere Technologies, Inc. ("Emisphere") common stock ($460,000 after income taxes, or 4 cents per share for the second quarter and $1.4 million after income taxes, or 13 cents per share, for the six months).

5. Tredegar is reporting its energy segment as discontinued operations. In February 1994, Tredegar sold its remaining oil and gas properties for approximately $8 million. In June 1994, Tredegar announced an agreement to sell its 97%-owned subsidiary, The Elk Horn Coal Corporation ("Elk Horn"), to Pen Holdings, Inc. for $71 million. Assuming completion of the transaction during the third quarter, Tredegar expects to realize an after-tax gain of approximately $26 million or $2.43 per share. After-tax proceeds from the sale should be approximately $50 million. Of this amount, it is expected that $35 million will be used to repay certain outstanding debt. Remaining proceeds will be invested in marketable securities.

      Results of energy segment operations are summarized below:

                                                      (In thousands)
                                          Second Quarter           Six Months
                                          Ended June 30       Ended June 30
                                           1994     1993      1994     1993
         Revenues                         $ 8,443    $7,933      $16,154   $15,931
         Costs and expenses:
           Operating costs and
             expenses                       5,530     5,539       10,883    11,019
           Interest allocated                 133       161          269       334
           Unusual items                        -    (1,010)           -    (1,424)
           Total                            5,663     4,690       11,152     9,929
         Income before income taxes         2,780     3,243        5,002     6,002
         Income taxes                       1,008     1,089        1,795     2,007
         Income from energy segment
           operations                     $ 1,772    $2,154      $ 3,207    $3,995

      Unusual items for energy segment operations in 1993 include gains of $1 million ($663,000 after income taxes or 6 cents per share) for the second quarter and $1.4 million ($938,000 after income taxes or 9 cents per share) for the six months related to sales of certain oil and gas properties.

      Discontinued operations in 1994 include a gain of $6.1 million ($3.9 million after income taxes or 36 cents per share) related to the sale of Tredegar's remaining oil and gas properties, and a deferred tax benefit of $3.3 million (31 cents per share) recognized on the difference between the financial reporting basis and income tax basis of Elk Horn in connection with its anticipated sale.

6. Net income and earnings per share, adjusted for nonrecurring items affecting the comparability of operating results, are presented below:

                                            (In thousands, except per-share amounts)
                                              Second Quarter             Six Months
                                                1994    1993           1994     1993
            Net income as reported             $4,846     $1,713       $8,446     $5,414
            After-tax effects of
              nonrecurring items:
              Write-off of APPX
                Software intangibles                -          -        7,642          -
              Gain on sale of oil & gas
                properties                          -       (663)      (3,938)      (938)
              Deferred tax benefit
                associated with the
                expected sale of Elk
                Horn Coal                           -          -       (3,320)         -
              Gain on sale of Emisphere             -       (460)           -     (1,410)
              Extraordinary charge                  -      1,115            -      1,115
              Cumulative effect of
                accounting changes                  -          -            -       (150)
            Net income as adjusted for
              nonrecurring items                4,846      1,705        8,830      4,031
            Income from discontinued
              operations as adjusted
              for nonrecurring items           (1,772)    (1,491)      (3,207)    (3,057)
            Net income from continuing
              operations as adjusted
              for nonrecurring items           $3,074     $  214       $5,623     $  974
            Earnings per share:
              As reported                      $  .45     $  .16       $  .78     $  .50
              As adjusted for
                nonrecurring items                .45        .16          .81        .37
              From continuing
                operations as adjusted
                for nonrecurring items            .29        .02          .52        .09

7. During the second quarter of 1994, Tredegar purchased 303,000 shares of Tredegar common stock for $4.3 million. In the first quarter of 1994, Tredegar granted stock options to purchase 381,000 shares of Tredegar common stock at prices not less than the fair market value on the date of grant ($15.125) and for a term not to exceed 10 years.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      In February 1994, Tredegar sold its remaining oil and gas properties for approximately $8 million and recognized an after-tax gain of $3.9 million (36 cents per share). In June 1994, Tredegar announced an agreement to sell its 97%-owned subsidiary, The Elk Horn Coal Corporation ("Elk Horn"), to Pen Holdings, Inc. for $71 million. Assuming completion of the transaction during the third quarter, Tredegar expects to recognize an after-tax gain of approximately $26 million ($2.43 per share). See "Liquidity and Capital Resources" for discussion of the cash flow effects of these transactions. The Elk Horn sale will complete the divestiture of Tredegar's energy businesses. The energy segment is being reported as discontinued operations.

                             Results of Operations

             Second Quarter 1994 Compared with Second Quarter 1993

      Net income for the second quarter of 1994 increased 183% to $4.8 million, or 45 cents per share, from $1.7 million, or 16 cents per share, in 1993. Results for the 1993 second quarter include an after-tax charge of $1.1 million (10 cents per share) related to a loan prepayment, an after-tax gain of $460,000 (4 cents per share) on the sale of Emisphere Technologies, Inc. ("Emisphere") common stock and an after-tax gain of $663,000 (6 cents per share) on the sale of certain oil and gas properties. There were no special charges or gains in the second quarter of 1994.

      Second-quarter net income from continuing operations (excluding energy results and nonrecurring items) was $3.1 million, or 29 cents per share, up from $214,000, or 2 cents per share, in 1993. Results from continuing operations exclude the potential benefit from the reinvestment of Elk Horn divestiture proceeds.

      Second quarter net sales from continuing operations increased 14% in 1994 due primarily to higher volume in Film Products and Aluminum Extrusions and the inclusion of Polestar Plastics, Inc. ("Polestar") in 1994. Tredegar acquired the assets of Polestar in the third quarter of 1993.

      The gross profit margin from continuing operations increased to 16.5% in 1994 from 15.3% in 1993. The improvement in gross profit margin was due primarily to higher volume in Film Products and Aluminum Extrusions.

      Selling, general and administrative expenses were essentially flat.

      Research and development expenses decreased 14% due to lower spending in Film Products, partially offset by higher software development costs at APPX Software, Inc. and higher spending at Molecumetics.

      Interest expense for continuing operations decreased 5% as a result of significantly lower average debt levels, partially offset by higher average interest rates. The average interest rate on debt outstanding during the second quarter of 1994 was 6%, compared with 5.6% in 1993. Interest expense of $133,000 and $161,000 was allocated to discontinued operations in the second quarter of 1994 and 1993, respectively, based on relative capital employed.

      The effective tax rate for continuing operations, excluding nonrecurring items, decreased to 39% in the second quarter of 1994 from 65.8% in the second quarter of 1993. The higher rate in 1993 was due to the combined effects of non-deductible goodwill amortization and relatively low income. In addition, a significant portion of goodwill amortization was eliminated with the write-off of APPX Software intangibles at the end of the first quarter of 1994.

                 Six Months 1994 Compared With Six Months 1993

      Net income for the first six months of 1994 increased 56% to $8.4 million, or 78 cents per share, from $5.4 million, or 50 cents per share, in 1993. Results for 1994 include a $3.9 million after-tax gain (36 cents per share) on the sale of Tredegar's remaining oil and gas properties, a $3.3 million deferred tax benefit (31 cents per share) recognized on the difference between the financial reporting and income tax basis of Elk Horn in connection with its anticipated sale and a $7.6 million after-tax charge (70 cents per share) related to the write-off of goodwill and other intangibles in APPX Software.

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

      Results for 1993 include an after-tax gain of $1.4 million (13 cents per share) on the sale of Emisphere common stock, an after-tax gain of $938,000 (9 cents per share) on the sale of oil and gas properties, an after-tax charge of $1.1 million (10 cents per share) related to a loan prepayment and a net gain of $150,000 (1 cent per share) related to the adoption of new accounting standards for postretirement health benefits and deferred income taxes.

      Net income from continuing operations (excluding energy results and nonrecurring items) for the first six months of 1994 was $5.6 million, or 52 cents per share, up from $974,000, or 9 cents per share, in 1993. Results from continuing operations exclude the potential benefit from reinvestment of Elk Horn divestiture proceeds.

      Net sales from continuing operations for the first six months increased 11% in 1994 due primarily to higher volume in Film
Products and Aluminum Extrusions. Plastics sales also increased due to the inclusion of Polestar in 1994.

      The gross profit margin from continuing operations increased to 16% in 1994 compared with 15.4% in 1993, due to higher volume in Film Products and Aluminum Extrusions.

      Selling, general and administrative expenses decreased 5% in 1994 due to restructuring and cost-reduction efforts.

      Research and development expenses decreased 10% due to lower spending in Film Products, partially offset by higher software development costs at APPX Software and higher spending at Molecumetics.

      Interest expense for continuing operations decreased 8% due to lower average debt levels. The average interest rate on debt outstanding during the six months was 5.8% in 1994 compared with 5.7% in 1993. Interest expense of $269,000 and $334,000 was allocated to discontinued operations in 1994 and 1993, respectively, based on relative capital employed.

      The effective tax rate for continuing operations, excluding nonrecurring items, decreased to 39.1% in the first six months of 1994 from 47.6% in the first six months of 1993. The higher rate in 1993 was due to the combined effects of non-deductible goodwill amortization and relatively low income.

                                Segment Results

      The following tables present Tredegar's net sales and operating profit by industry segment for the second quarter and six months ended June 30, 1994 and 1993.

                       Net Sales by Industry Segment(a)<F1>
                                (In thousands)
                                  (Unaudited)
                                     Second Quarter         Six Months
                                     Ended June 30         Ended June 30
                                     1994      1993        1994      1993
Plastics                          $ 67,263    $ 59,695    $136,101    $125,637
Metal Products                      55,111      47,577     106,888      92,251
Other                                  539         770         918       1,352
   Total continuing
    operations                     122,913     108,042     243,907     219,240
Discontinued operations              8,443       7,933      16,154      15,931
   Total net sales                $131,356    $115,975    $260,061    $235,171


                    Operating Profit by Industry Segment(a)<F1>
                                (In thousands)
                                  (Unaudited)

                                     Second Quarter          Six Months
                                     Ended June 30          Ended June 30
                                     1994      1993         1994      1993
Plastics                          $ 7,771     $ 3,649     $16,766     $ 9,041
Metal Products                      3,143       2,881       4,807       4,323
Other:
  Ongoing operations               (2,448)     (2,464)     (4,825)     (4,599)
  Unusual items (b)<F2>                 -         736      (9,521)      2,263
     Total Other                   (2,448)     (1,728)    (14,346)     (2,336)
Total continuing
  operations                        8,466       4,802       7,227      11,028
Discontinued
  operations (c)<F3>                2,913       3,404      11,330       6,336
  Total operating profit          $11,379     $ 8,206     $18,557     $17,364

Notes:
<F1>(a)   Amounts previously reported for 1993 have been reclassified to conform to the 1994 presentation.
<F2>(b)   Unusual items in 1994 include the first-quarter write-off of goodwill and other intangibles in APPX Software ($7.6 million after income taxes or 70 cents per share).  Unusual items in 1993 include gains on the sale of
          Emisphere common stock ($460,000 after income taxes, or 4 cents per share, for the second quarter and $1.4 million after income taxes, or 13 cents per share, for the six months).
<F3>(c)   Discontinued operations in 1994 include the first-quarter gain of $6.1 million ($3.9 million after income taxes or 36 cents per share) on the sale of Tredegar's remaining oil and gas properties.  Discontinued
          operations in 1993 include gains on the sale of oil and gas properties of
          $1 million ($663,000 after income taxes or 6 cents per share) and $1.4 million ($938,000 after income taxes or 9 cents per share) for the second quarter and six months, respectively.

      Tredegar Film Products sales improved over 1993 for both the second quarter and the six months due to significantly higher volume in all business segments, partially offset by lower average prices. Operating profit also improved due to restructuring and cost reduction efforts, higher volume and lower raw material prices, partially offset by lower average selling prices.

      Tredegar Molded Products sales improved for the second quarter and the six months due to the inclusion of Polestar. Operating results were unfavorable compared with 1993 due to lower volume and margins in packaging and industrial segments, partially offset by favorable results from Polestar.

      Metal Products sales increased for the second quarter and six months of 1994 due to higher Aluminum Extrusions volume. Volume increased primarily as a result of better economic conditions in construction and automotive markets.

      Tredegar's Other segment generated operating losses in the second quarter of $2.4 million related primarily to APPX Software and Molecumetics, Tredegar's synthetic chemistry research laboratory. Excluding the pretax charge of $9.5 million for the first quarter write-off of goodwill and other intangibles in APPX Software, operating losses for the six months totaled $4.8 million. Excluding the pretax gains on the sale of Emisphere common stock ($736,000 and $2.3 million for the second quarter and six months, respectively), operating losses for the second quarter and six months in 1993 were $2.4 million and $4.6 million, respectively. APPX Software and Molecumetics represent efforts to add technology-based growth components to Tredegar's mix of businesses.

      Revenue from discontinued operations increased for both the second quarter and the six months in 1994 despite the sale of Tredegar's remaining oil and gas properties in February 1994. Coal revenues and operating profit increased due to higher volume and prices. Operating profit from discontinued operations for 1994 includes a pretax gain of $6.1 million from the sale of Tredegar's remaining oil and gas properties. Operating profit in 1993 includes pretax gains from the sale of oil and gas properties of $1 million and $1.4 million for the second quarter and six months, respectively.

                        Liquidity and Capital Resources

      Tredegar's total assets at June 30, 1994, were $335.9 million, a decrease of $17.5 million from December 31, 1993. The decrease is primarily attributable to the write-off of goodwill and other intangibles in APPX Software, the sale of Tredegar's remaining oil and gas properties and the reduction of working capital supporting the coal trading operation. In addition, depreciation for continuing operations exceeded capital expenditures by approximately $4 million. The ratio of current assets to current liabilities was 1.9 to 1 at June 30, 1994. Accounts receivable have increased as sales volumes have improved. Inventories declined as a result of the shutdown and sale of certain assets at the Flemington, New Jersey, Film Products plant. Inventory also declined to satisfy higher sales activity. Higher accounts payable primarily reflect higher aluminum ingot costs not fully reflected in inventories as a result of the LIFO pricing method. Income taxes payable increased due to the timing of estimated tax payments.

      For the first six months of 1994, the net increase in cash ($4.6 million), cash used to repay debt ($26.5 million) and cash used to purchase 303,000 shares of Tredegar common stock ($4.3 million) was primarily generated from (i) cash flow from operating activities in excess of capital expenditures and dividends of $14.8 million, (ii) cash flow from discontinued operating activities in excess of capital expenditures of $11.6 million (including the liquidation of working capital supporting the coal trading operation of $8 million), (iii) proceeds from the sale of Tredegar's remaining oil and gas properties of approximately $8 million, and (iv) property disposals of approximately $2.6 million primarily relating to facilities previously shut down. Since becoming an independent company in 1989, Tredegar has purchased a total of 1.4 million shares of its common stock for $18.9 million. Tredegar is currently authorized to purchase up to 1.8 million additional shares.

      Net debt (debt less cash and cash equivalents) was $65.9 million at June 30, 1994, a decrease of $31.1 million since December 31, 1993. Net debt as a percentage of capitalization was 28% and 36% at June 30, 1994 and December 31, 1993, respectively. The average interest rate on debt outstanding at June 30, 1994 was 6.4%, compared with 5.3% at the end of last year. This increase is due to proportionally higher fixed-rate debt and higher rates on variable-rate borrowings.

      On June 22, Tredegar announced an agreement to sell Elk Horn to Pen Holdings, Inc. for $71 million. Assuming completion of the transaction during the third quarter, Tredegar expects to realize an after-tax gain of approximately $26 million or $2.43 per share. After-tax proceeds from the sale should be approximately $50 million. Of this amount, it is expected that $35 million will be used to repay certain variable-rate debt. Remaining proceeds will be invested in marketable securities.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

            Tredegar's Annual Meeting of Shareholders was held on May 26, 1994. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

      (a)   Election of Directors

                                              No. of             No. of
            Nominee                         Votes "For"     Votes "Withheld"

            Austin Brockenbrough, III        9,499,006           51,737
            Bruce C. Gottwald                9,504,757           45,986
            W. Thomas Rice                   9,491,135           59,608
            Norman A. Scher                  9,504,319           46,424

            There were no broker non-votes with respect to the election of directors.


      (b)   Approval of Auditors   Approval of the designation of
            Coopers & Lybrand as the auditors for Tredegar for 1994.

              No. of                    No. of                 No. of
            Votes "For"             Votes "Against"         Abstentions

             9,498,115                  36,382                16,246

            There were no broker non-votes with respect to the approval of auditors.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibit No.

            10 Agreement of Merger by and among Tredegar Investments, Inc., The Elk Horn Coal Corporation, Pen Holdings, Inc. and PHI Acquisition Corp. made as of June 22, 1994. (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

            11    Statement re computation of earnings per share.

      (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended June 30, 1994.

                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tredegar Industries, Inc.
                                    (Registrant)


Date:    July 25, 1994               /s/ N. A. Scher
                                    Norman A. Scher
                                    Executive Vice President,
                                    Treasurer and Chief Financial
                                    Officer (Principal Financial
                                    Officer)


Date:    July 25, 1994               /s/ D. Andrew Edwards
                                    D. Andrew Edwards
                                    Corporate Controller
                                    (Principal Accounting Officer)

                                    EXHIBIT INDEX


Exhibit No.            Description

      10 Agreement of Merger by and among Tredegar Investments, Inc., The Elk Horn Coal Corporation, Pen Holdings, Inc. and PHI Acquisition Corp. made as of June 22, 1994. (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

      11                Statement re computation of earnings per-share.