Form 10-Q/A
period 1994-06-30
TREDEGAR INDUSTRIES INC
filed 1994-08-08
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________


                                  FORM 10-Q/A

                                AMENDMENT NO. 1

(Mark One)


 ____       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
/ X /       OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 TREDEGAR INDUSTRIES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)
                                                                   Six Months
                                                                  Ended June 30
                                                                1994        1993
Cash flows from operating activities:
  Continuing operations:
    Income (loss) from continuing operations                  $(2,019)    $ 2,384
    Adjustments for noncash items:
      Depreciation                                             11,789      11,380
      Amortization of intangibles                               1,010       1,281
      Write-off of intangibles                                  9,521           -
      Deferred income taxes                                    (3,593)        363
      Accrued pension income and postretirement benefits          177         115
      Gain on sale of investments                                   -      (2,263)
    Changes in assets and liabilities:
      Accounts and notes receivable                            (4,037)     (4,441)
      Inventories                                               2,903      (3,066)
      Prepaid expenses and other                                 (230)       (654)
      Accounts payable                                          5,702         946
      Accrued expenses and income taxes payable                 3,625      (4,373)
    Other,net                                                    (883)     (1,429)
      Net cash provided by continuing operating activities     23,965         243
  Net cash used for extraordinary item                              -      (1,115)
  Net cash provided by discontinued operating activities       11,621       8,000
      Net cash provided by operating activities                35,586       7,128
Cash flows from investing activities:
  Continuing operations:
    Capital expenditures                                       (7,885)     (5,905)
    Investments                                                (1,200)       (200)
    Proceeds from sales of investments                              -       5,263
    Property disposals                                          2,569       2,208
    Other, net                                                   (128)       (334)
      Net cash (used in) provided by investing
        activities of continuing operations                    (6,644)      1,032
  Discontinued operations:
    Capital expenditures                                          (16)       (313)
    Property disposals                                          7,853       1,685
      Net cash provided by investing activities of
        discontinued operations                                 7,837       1,372
      Net cash provided by investing activities                 1,193       2,404
Cash flows from financing activities:
  Dividends paid                                               (1,291)     (1,308)
  Net decrease in borrowings                                  (26,500)     (8,100)
  Repurchase of Tredegar common stock                          (4,333)          -
  Other, net                                                      (47)       (124)
      Net cash used in financing activities                   (32,171)     (9,532)
Increase in cash and cash equivalents                           4,608           -
Cash and cash equivalents at beginning of period                    -           -
Cash and cash equivalents at end of period                    $ 4,608     $     -

Supplemental cash flow information:
  Interest payments (net of amount capitalized)               $ 2,619     $ 5,249
  Income tax payments, net                                    $ 5,237     $ 3,935

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

                                    Tredegar Industries, Inc.
                                    (Registrant)


Date:    August 8, 1994              /s/ N. A. Scher
                                    Norman A. Scher
                                    Executive Vice President,
                                    Treasurer and Chief Financial
                                    Officer (Principal Financial
                                    Officer)


Date:    August 8, 1994              /s/ D. Andrew Edwards
                                    D. Andrew Edwards
                                    Corporate Controller
                                    (Principal Accounting Officer)

