Form 10-Q
period 1994-09-30
TREDEGAR INDUSTRIES INC
filed 1994-11-14
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         _______________

                            FORM 10-Q

(Mark One)


 ____     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994

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

     The number of shares of Common Stock, no par value,
outstanding as of November 2, 1994:  8,992,258

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    TREDEGAR INDUSTRIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                           (Unaudited)

                                     September 30     December 31
ASSETS                                   1994             1993
Cash and cash equivalents              $  10,449      $        -
Accounts and notes receivable             76,617          70,173
Inventories                               29,561          34,211
Deferred income taxes                     11,016          11,555
Prepaid expenses and other                 1,274             881
   Total current assets                  128,917         116,820

Property, plant and equipment            319,607         323,933
   Less accumulated depreciation
      and amortization                   192,919         188,531
   Net property, plant and equipment     126,688         135,402

Other assets and deferred charges         27,773          24,456
Goodwill and other intangibles            30,884          45,729
Cash and cash equivalents designated
   for tender offer                       22,500               -
Net assets of discontinued operations          -          30,976
   Total assets                        $ 336,762      $  353,383

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                       $  24,194      $   19,376
Accrued expenses                          42,467          35,380
Income taxes payable                       6,657               -
   Total current liabilities              73,318          54,756

Long-term debt                            35,500          97,000
Deferred income taxes                     14,326          23,108
Other noncurrent liabilities              15,339           9,431
   Total liabilities                     138,483         184,295

Shareholders' equity:
   Common stock, no par value            165,817         170,140
   Foreign currency translation
      adjustment                             236            (283)
   Retained earnings (deficit)            32,226            (769)

   Total shareholders' equity            198,279         169,088
   Total liabilities and
      shareholders' equity             $ 336,762      $  353,383

         See accompanying notes to financial statements.

                         TREDEGAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per-share amounts)
                                (Unaudited)

                                 Three Months Ended  Nine Months Ended
                                   September 30         September 30
                                    1994     1993     1994        1993
Net sales                        $132,191 $113,922   $376,098  $333,162
Other (expense) income, net          (199)      39       (270)     (423)
                                  131,992  113,961    375,828   332,739
Cost of goods sold                110,463   95,827    315,397   281,309
Selling, general & administrative
  expenses                         11,783   11,659     35,337    36,365
Research & development expenses     2,178    2,476      5,944     6,651
Interest expense                      939    1,227      3,282     3,782
Unusual items                       6,973        -     16,494    (2,263)
                                  132,336  111,189    376,454   325,844
Income (loss) from continuing
  operations before income taxes     (344)   2,772       (626)    6,895
Income taxes                          (66)   1,627      1,671     3,366
Income (loss) from continuing
  operations                         (278)   1,145     (2,297)    3,529
Discontinued operations:
  Income from energy segment operations1,013 1,162      4,220     5,157
  Gain on disposition of interest in
    The Elk Horn Coal Corporation
    (net of income tax of $16,224) 25,740        -     25,740         -
  Gain on sale of remaining oil & gas
    properties (net of income tax of
    $2,121)                             -        -      3,938         -
  Deferred tax benefit on the difference
    between the financial reporting and
    income tax basis of The Elk Horn
    Coal Corporation                    -        -      3,320         -
Net income before extraordinary item
  and cumulative effect of changes
  in accounting principles         26,475    2,307     34,921     8,686
Extraordinary item - prepayment
  premium on extinguishment of
  debt (net of income tax benefits
  of $685)                              -        -          -    (1,115)
Cumulative effect of changes in
  accounting for postretirement benefits
  other than pensions (net of tax) and
  income taxes                          -        -          -       150
Net income                       $ 26,475 $  2,307   $ 34,921  $  7,721

Earnings (loss) per share:
  Continuing operations          $   (.02)$    .10   $   (.21) $    .32
  Discontinued operations            2.52      .11       3.47       .48
  Before extraordinary item and
    cumulative effect of changes
    in accounting principles         2.50      .21       3.26       .80
  Extraordinary item                    -        -          -      (.10)
  Cumulative effect of changes
    in accounting principles            -        -          -       .01
  Net income                     $   2.50 $    .21   $   3.26  $    .71


            See accompanying notes to financial statements.

                       TREDEGAR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)
                              (Unaudited)

                                                       Nine Months
                                                   Ended September 30
                                                      1994      1993
Cash flows from operating activities:
  Continuing operations:
    Income (loss) from continuing operations        $(2,297)  $ 3,529
    Adjustments for noncash items:
      Depreciation                                   17,600    17,225
      Amortization of intangibles                     1,250     1,992
      Write-off of intangibles                       14,393         -
      Deferred income taxes                          (8,243)    1,093
      Accrued pension income and postretirement benefits(52)     (245)
      Gain on sale of investments                         -    (2,263)
    Changes in assets and liabilities, net of
      effects from acquisitions:
      Accounts and notes receivable                  (6,444)   (8,396)
      Inventories                                     4,650    (3,640)
      Prepaid expenses and other                       (393)      463
      Accounts payable                                4,818     4,226
      Accrued expenses and income taxes payable       6,568    (2,380)
    Other, net                                       (1,215)   (1,432)
      Net cash provided by continuing operating
       activities                                    30,635    10,172
  Net cash used for extraordinary item                    -    (1,115)
  Net cash provided by discontinued operating
       activities                                     5,665     5,047
      Net cash provided by operating activities      36,300    14,104
Cash flows from investing activities:
  Continuing operations:
    Capital expenditures                            (11,731)  (10,744)
    Acquisitions (net of $398 cash acquired)              -    (5,099)
    Investments                                      (1,400)     (400)
    Proceeds from sales of investments                    -     5,263
    Property disposals                                2,263     2,047
    Other, net                                          (24)     (264)
      Net cash used in investing activities
        of continuing operations                    (10,892)   (9,197)
  Discontinued operations:
    Capital expenditures                                (16)     (338)
    Property disposals                                7,924     1,708
    Disposal of interest in The Elk Horn Coal
        Corporation                                  67,485         -
      Net cash provided by investing activities of
        discontinued operations                      75,393     1,370
      Net cash provided by (used in) investing
        activities                                   64,501    (7,827)
Cash flows from financing activities:
  Dividends paid                                     (1,926)   (2,616)
  Net decrease in borrowings                        (61,500)   (3,500)
  Repurchase of Tredegar common stock                (4,438)        -
  Other, net                                             12      (161)
      Net cash used in financing activities         (67,852)   (6,277)
Increase (decrease) in cash and cash equivalents     32,949         -
Cash and cash equivalents at beginning of period          -         -
Cash and cash equivalents at end of period          $32,949   $     -

Supplemental cash flow information:
  Interest payments (net of amount capitalized)     $ 3,051   $ 6,250
  Income tax payments, net                          $17,149   $ 5,806

            See accompanying notes to financial statements.

                    TREDEGAR INDUSTRIES, INC.
     NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                           (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 1994, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 1994 and 1993. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1993 Annual Report. The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2. Certain prior-period amounts have been reclassified to conform to the current presentation.

3.   The components of inventories are as follows:

                                          (In thousands)
                                  September 30      December 31
                                      1994              1993
     Finished goods               $      5,086      $    5,735
     Work-in-process                     3,573           5,298
     Raw materials                      13,690          15,497
     Stores, supplies and other          7,212           7,681
            Total                 $     29,561      $   34,211

4. On August 19, 1994, Tredegar used a portion of the proceeds received from the divestiture of The Elk Horn Coal Corporation ("Elk Horn") (see Note 8) to prepay its $35 million variable-rate term loan due June 7, 1997. On August 18 and 19, 1994, Tredegar established two new revolving credit facilities that permit it to borrow up to $235 million (no amounts borrowed at September 30, 1994) with $200 million maturing on August 18, 1998 and $35 million maturing on August 19, 1999. In connection with these new agreements, Tredegar terminated its $180 million facility that was due June 16, 1996 (no amounts borrowed). The new agreements provide for interest to be charged at a base rate (generally the London Interbank Offered
     Rate) plus a spread that is dependent on Tredegar's quarterly debt-to-total-capitalization ratio. Facility fees are also charged on the $235 million commitment amount. The weighted average spreads and facility fees charged under the new agreements at various debt-to-total-capitalization levels are as follows:

                                          (Basis Points)
                                     Spread        Facility Fee
        Debt to Total
     Capitalization Ratio
     Less than or equal to 35%          31.1            19.7
     Greater than 35% and less
          than or equal to 50%          39.6            23.6
     Greater than 50%                   49.3            26.5

     Tredegar's remaining debt outstanding of $35.5 million at September 30, 1994, consists primarily of a $35 million, 7.2% note due June 16, 2003 (average remaining maturity of 5.75 years at September 30, 1994).

5. At its meeting on August 29, 1994, Tredegar's Board of Directors authorized a "Dutch Auction" tender offer for up to one million shares of the company's common stock at a price range of $17 to $19 per share. The offer expired on October 6, 1994. More than one million shares were tendered and Tredegar purchased 1,211,857 shares of stock, the maximum permitted without requiring an extension of the offer. The purchase price was $18.25 per share. As a result of the oversubscription, the number of shares actually purchased from each tendering shareholder (other than odd lot shareholders) was prorated using a factor of 98.057%. The total cost to purchase the tendered shares was approximately $22.5 million. Between October 28 and November 2, 1994, Tredegar purchased 388,174 additional shares of its common stock in the open market and in privately negotiated transactions for approximately $7.1 million. These purchases of Tredegar's common stock, together with the tender offer, totalled approximately $29.6 million and were funded with a portion of the proceeds received from the divestiture of Elk Horn (see
     Note 8).

     As of November 2, 1994, Tredegar had 8,992,258 shares of common stock outstanding. Under a standing authorization from its board of directors, Tredegar may purchase an additional
     1.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

     During 1994 and prior to the tender offer, Tredegar purchased 309,600 shares of its common stock in the open market for $4.4 million. In the first quarter of 1994, Tredegar granted stock options to purchase 381,000 shares of Tredegar common stock at prices not less than the fair market value on the date of grant ($15.125) and for a term not to exceed 10 years.

6. Unusual items in 1994 include the write-off of certain Molded Products goodwill ($4.9 million) and costs related to the closing of a Molded Products plant ($2.1 million) in the third quarter. The goodwill write-off is attributable to continued disappointing performance in certain lines of business. The plant closing relates to a planned transfer of business to a new Molded Products facility in Graham, North Carolina, as well as other Molded Products facilities in an effort to reduce costs while improving service to customers in the eastern U.S. In addition to the above, unusual items for the nine months in 1994 include the write-off in the first quarter of goodwill and other intangibles in APPX Software ($9.5 million). This write-off is the result of management's determination that income generated by the acquired products, which historically had been marketed to small and medium-sized companies, will not be sufficient to recover the unamortized costs associated with the intangible software assets purchased by Tredegar in December 1992. The goodwill and other intangibles written off in APPX Software and Molded Products were being amortized over a remaining period of 5 to 8 years at an annual rate of approximately $1.9 million after income taxes. Unusual items in 1993 include gains on the sale of Emisphere Technologies, Inc. common stock ($2.3 million).

7. Net income and earnings per share from continuing operations, adjusted for special items affecting the comparability of operating results, are presented below:

                              (In thousands, except per-share amounts)
                                    Third Quarter       Nine Months
                                 Ended September 30 Ended September 30
                                    1994     1993       1994    1993
         Net income (loss) from
           continuing operations   $ (278)  $1,145   $(2,297)  $3,529
         After-tax effects of
           special items:
           Write-off of APPX
             Software intangibles       -        -     7,642        -
           Write-off of certain
             Molded Products goodwill3,109       -     3,109        -
           Charges associated with
             the shutdown of a Molded
             Products plant         1,300        -     1,300        -
           Impact on deferred taxes
             of 1% increase in federal
             income tax rate            -      348         -      348
           Gain on sale of Emisphere     -       -         -   (1,410)
         Income from continuing
           operations as adjusted
           for special items       $4,131   $1,493    $9,754   $2,467
         Earnings (loss) per share
           from continuing operations:
           As reported             $ (.02)  $  .10  $   (.21)  $  .32
           As adjusted for
             special items            .39      .13       .91      .22

8. Tredegar is reporting its Energy segment as discontinued operations. On August 16, 1994, Elk Horn, Tredegar's 97%- owned coal subsidiary, was acquired by Pen Holdings, Inc., for an aggregate consideration of approximately $71 million ($67.5 million after minority interests and transaction costs). Tredegar realized an after-tax gain on the transaction of $25.7 million. In the first quarter of 1994, Tredegar recognized an income tax benefit of $3.3 million on the difference between the financial reporting and income tax basis of Elk Horn. In February 1994, Tredegar sold its remaining oil and gas properties for approximately $8 million and recognized an after-tax gain of $3.9 million. The divestiture of Elk Horn completes Tredegar's exit from its energy businesses.

     In accordance with applicable accounting pronouncements, a $6.2 million charge ($4 million after deferred income tax benefits) was recognized as a reduction to the gain on the disposal of Elk Horn for the estimated present value of the unfunded obligation under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") assumed by Tredegar in the divestiture transaction. Under the Act, assigned operators (former employers) are responsible for a portion of the funding of medical and death benefits of certain retired miners and dependents of the United Mine Workers of America. The $6.2 million unfunded obligation is reflected in Tredegar's consolidated balance sheet in other noncurrent liabilities. The interest cost at an annual rate of 7% on the present value of the unfunded obligation since the Elk Horn divestiture is reflected in other (expense) income, net.

     Results of Energy segment operations up to the dates of disposal are summarized below:

                                            (In thousands)
                                  Third Quarter        Nine Months
                               Ended September 30  Ended September 30
                                  1994     1993        1994    1993
        Revenues                 $3,714   $8,281     $19,868 $24,212
        Costs and expenses:
          Operating costs and
            expenses              2,346    6,167      13,229  17,186
          Interest allocated         68      155         337     489
          Unusual items               -        -           -  (1,424)
            Total                 2,414    6,322      13,566  16,251
        Income before income taxes1,300    1,959       6,302   7,961
        Income taxes                287      797       2,082   2,804
        Income from Energy segment
          operations             $1,013   $1,162     $ 4,220 $ 5,157

     Unusual items for 1993 include gains totalling $1.4 million ($938,000 after income taxes) for the sale of certain oil and gas properties. Also included in the third quarter and nine months results is a charge of $177,000 related to the adjustment of deferred income taxes for a 1% increase in the federal income tax rate.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     On August 16, 1994, Tredegar completed the divestiture of The Elk Horn Coal Corporation ("Elk Horn") for $71 million and recognized an after-tax gain of $25.7 million. In February 1994, Tredegar sold its remaining oil and gas properties for approximately $8 million and recognized an after-tax gain of $3.9 million. See "Liquidity and Capital Resources" for discussion of the cash flow effects of these transactions. The Elk Horn divestiture completes Tredegar's exit from its energy businesses. The Energy segment is being reported as discontinued operations.

                      Results of Operations

       Third Quarter 1994 Compared with Third Quarter 1993

     The loss from continuing operations for the third quarter of 1994 was $278,000, compared with income of $1.1 million in 1993. Special items recognized in the third quarter of 1994 affecting the comparability of results from continuing operations include after-tax charges of $3.1 million for the write-off of certain Molded Products goodwill and $1.3 million for the shutdown of the Molded Products plant in Alsip, Illinois. The goodwill write-off resulted from continued disappointing results in certain Molded Products lines of business. The plant closing relates to a planned transfer of business to a new Molded Products facility in Graham, North Carolina, as well as other Molded Products facilities in an effort to reduce costs while improving service to customers in the eastern U.S. Income from continuing operations for the third quarter of 1993 includes a special charge of $348,000 related to the adjustment of deferred income tax balances for the one percent increase in the federal income tax rate.

     Third quarter net income from continuing operations excluding special items was $4.1 million, an increase of 177% over $1.4 million in 1993. The improvement in income from continuing operations is due primarily to improved operating results in Film
Products and Aluminum Extrusions.

     Third quarter net sales from continuing operations increased 16% in 1994 due primarily to higher volume in Film Products and Aluminum Extrusions and the inclusion of Polestar Plastics, Inc. ("Polestar") for the entire third quarter in 1994. Tredegar acquired the assets of Polestar effective August 1, 1993.

     The gross profit margin from continuing operations increased to 16.4% in 1994 from 15.9% in 1993. The improvement in gross profit margin was due to higher volumes in Film Products and Aluminum Extrusions.

     Selling, general and administrative expenses increased only slightly compared with 1993.

     Research and development expenses decreased 12% due to lower spending in Film Products and APPX Software ("APPX Software"), partially offset by higher spending in Molecumetics.

     Interest expense for continuing operations decreased 23% as a result of significantly lower average debt levels, partially offset by higher average interest rates. The average interest rate on debt outstanding during the third quarter of 1994 was 6.6%, compared with 5.3% in 1993. Interest expense of $68,000 and $155,000 was allocated to discontinued operations in the third quarter of 1994 and 1993, respectively, based on relative capital employed.

     The effective tax rate for continuing operations, excluding special items, decreased to 37.7% in the third quarter of 1994 from 46.1% in the third quarter of 1993. The higher rate in 1993 was due to the combined effects of non-deductible goodwill amortization and relatively low income. In addition, a significant portion of goodwill amortization was eliminated with the write-off of APPX Software intangibles in the first quarter of 1994.

         Nine Months 1994 Compared with Nine Months 1993

     The loss from continuing operations for the first nine months of 1994 was $2.3 million, compared with income of $3.5 million in 1993. Special items recognized in the first nine months of 1994 affecting the comparability of results from continuing operations include: (i) after-tax charges of $3.1 million for the write-off of certain Molded Products goodwill and $1.3 million for the planned shutdown of a Molded Products plant in the third quarter, and (ii) an after-tax charge of $7.6 million for the write-off of goodwill and other intangibles in APPX Software in the first quarter. The goodwill and other intangibles written off in APPX Software and Molded Products were being amortized over a remaining period of 5 to 8 years at an annual rate of approximately $1.9 million after income taxes.

     The write-off in APPX Software is the result of management's determination that income generated by the acquired products, which historically had been marketed to small and medium-sized companies, will not be sufficient to recover the unamortized costs associated with the intangible software assets purchased by Tredegar in December 1992.

     Special items recognized in the first nine months of 1993 affecting the comparability of results from continuing operations include an after-tax gain of $1.4 million on the sale of Emisphere common stock and a charge of $348,000 related to the adjustment of deferred income tax balances for the one percent increase in the federal income tax rate.

     Net income from continuing operations excluding special items for the first nine months was $9.8 million in 1994, up 295% from

$2.5 million in 1993. The increase is due primarily to higher volumes in Film Products and Aluminum Extrusions.

     Net sales from continuing operations for the first nine months increased 13% in 1994 due primarily to higher Film Products and Aluminum Extrusions volume, and the inclusion of Polestar Plastics in 1994.

     The gross profit margin from continuing operations increased to 16.1% in 1994 compared with 15.6% in 1993 as a result of the higher volume.

     Selling, general and administrative expenses decreased 3% in 1994 due to cost-reduction efforts.

     Research and development expenses decreased 11% due to lower spending in Film Products, partially offset by higher spending in Molecumetics and higher software development costs at APPX
Software.

     Interest expense for continuing operations decreased 13% due to lower average debt levels, partially offset by higher average interest rates. The average interest rate on debt outstanding during the nine months was 6% in 1994 compared with 5.6% in 1993. Interest expense of $337,000 and $489,000 was allocated to discontinued operations in 1994 and 1993, respectively, based on average capital employed.

     The effective tax rate for continuing operations, excluding special items, decreased to 38.5% for the first nine months of 1994 from 46.7% for the first nine months of 1993. The higher rate in 1993 was due to the combined effects of non-deductible goodwill amortization and relatively low income.

                         Segment Results

     The following tables present Tredegar's net sales and operating profit by industry segment for the third quarter and nine months ended September 30, 1994 and 1993.

                Net Sales by Industry Segment(a)
                         (In thousands)
                           (Unaudited)
                             Third Quarter        Nine Months
                          Ended September 30  Ended September 30
                             1994     1993       1994     1993
Plastics                   $ 72,075 $ 64,164   $208,176 $189,801
Metal Products               59,278   48,925    166,166  141,176
Technology                      838      833      1,756    2,185
   Total                   $132,191 $113,922   $376,098 $333,162

             Operating Profit by Industry Segment(a)
                         (In thousands)
                           (Unaudited)
                             Third Quarter        Nine Months
                          Ended September 30  Ended September 30
                             1994     1993       1994     1993
Plastics:
  Ongoing operations       $ 8,570  $ 5,751   $ 25,336  $14,792
  Unusual items (b)         (6,973)       -     (6,973)       -
                             1,597    5,751     18,363   14,792
Metal Products               3,100    2,450      7,907    6,773
Technology:
  Ongoing operations        (1,779)  (2,380)    (6,604)  (6,979)
  Unusual items (c)              -        -     (9,521)   2,263
     Total Technology       (1,779)  (2,380)   (16,125)  (4,716)
        Total              $ 2,918  $ 5,821   $ 10,145  $16,849

Notes:
(a) Amounts previously reported for 1993 have been reclassified to conform to the 1994 presentation.
(b)  Plastics segment unusual items consist of the write-off of certain Molded
     Products goodwill ($4.9 million) and costs related to the closing of a Molded Products plant ($2.1 million).
(c) Technology segment unusual items consist of the write-off in the first quarter of goodwill and intangibles in APPX Software in 1994 and gains on the sale of Emisphere common stock in 1993.

     Tredegar Film Products third quarter sales improved over 1993 due to higher volume and higher average prices. For the nine months, sales increased over 1993 due primarily to significantly higher volume. Operating profit also improved due to cost reduction efforts and higher volume. Average raw material costs were higher in the third quarter, but were virtually flat for the nine month period.

     Tredegar Molded Products third quarter sales increased over 1993 due to the inclusion of Polestar and higher volume in the packaging and industrial segments. For the nine months, sales improvement was due primarily to the inclusion of Polestar. Third quarter results include a pre-tax charge of $4.9 million for the write-off of goodwill associated with continued disappointing results in certain lines of Molded Products' business. Third quarter results also include a pre-tax charge of $2.1 million related to the planned shutdown of a Molded Products plant in Alsip, Illinois. The plant closing relates to a planned transfer of business to a new Molded Products facility in Graham, North Carolina, as well as other Molded Products facilities in an effort to reduce costs while improving service to customers in the eastern U.S. Excluding special items, operating results were favorable compared with 1993 due to the inclusion of Polestar.

     Quarterly and year-to-date results in Fiberlux (extrusions for vinyl windows and doors) improved over last year due to improved building and construction markets.

     Metal Products sales and operating profit increased for the third quarter and nine months of 1994 due to higher Aluminum Extrusions volume and higher sales prices. Volume increased as a result of better economic conditions in construction and automotive markets. Prices, as well as raw material costs, have steadily increased during 1994. Results in materials handling declined for the quarter and year-to-date periods.

     Tredegar's Technology segment (formerly the Other segment) generated operating losses of $1.8 million in the third quarter of 1994. Operating results in the Technology segment relate primarily to APPX Software and Molecumetics, Tredegar's synthetic chemistry research facility. Excluding the pre-tax charge of $9.5 million for the first quarter write-off of goodwill and other intangibles in APPX Software, operating losses for the nine months totalled $6.6 million. For the third quarter and nine months in 1993, the Technology segment had operating losses of $2.4 million and $4.7 million, respectively. Excluding the pre-tax gains on the sale of Emisphere common stock ($2.3 million), operating losses for the nine months in 1993 were $7 million.

                 Liquidity and Capital Resources

     Tredegar's total assets at September 30, 1994, were $336.8 million, a decrease of $16.6 million from December 31, 1993. The decrease is primarily attributable to the write-offs of goodwill and other intangibles in APPX Software and Molded Products and the use of proceeds from divestitures to repay debt and purchase Tredegar common stock (see Notes 4 and 5 of Notes to the Consolidated Interim Financial Statements). In addition, depreciation exceeded capital expenditures by approximately $5.9 million for continuing operations. The ratio of current assets to current liabilities was 1.8 to 1 at September 30, 1994. Accounts receivable have increased as sales volumes continue to improve. Inventories declined as a result of the shutdown and sale of the Flemington, New Jersey, Film Products plant and temporary declines in inventory levels at Aluminum Extrusions to satisfy higher sales activity. Higher accounts payable reflect higher aluminum ingot costs not fully reflected in inventories as a result of the LIFO pricing method. Income taxes payable increased due to the timing of estimated tax payments.

     Other noncurrent liabilities increased as a result of a $6.2 million charge ($4 million after deferred income tax benefits) recognized for the present value of the unfunded obligation under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") assumed by Tredegar in the divestiture of Elk Horn. This charge was reflected as a reduction to the gain on the disposal. The net deferred income tax liability declined as a result of higher depreciation for financial reporting purposes than tax purposes, the reversal of deferred tax liabilities associated with the write-off of intangibles and the deferred tax benefit related to the unfunded obligation under the Act.

     For the first nine months of 1994, the net increase in cash and cash equivalents was $32.9 million. The major sources of cash during the first nine months for 1994 were the sale of Elk Horn ($67.5 million after minority interests and transaction costs), continuing operating activities in excess of capital expenditures and dividends ($17 million), discontinued operating activities in excess of capital expenditures ($5.6 million, including $8 million from the liquidation of coal trading working capital and income taxes paid on divestiture gains), proceeds from the sale of Tredegar's remaining oil and gas properties ($8 million) and property disposals ($2.2 million). Property disposals relate primarily to facilities previously shut down. For the first nine months, cash was used primarily to repay debt ($61.5 million) and purchase Tredegar common stock ($4.4 million). On various dates from October 1 to November 2, 1994, Tredegar used $29.6 million to purchase additional shares of its common stock (see Note 5 of Notes to the Consolidated Interim Financial Statements).

     Debt was $35.5 million at September 30, 1994, a decrease of $61.5 million since December 31, 1993. Cash and cash equivalents was $32.9 million at September 30, 1994, of which $29.6 million was used on various dates from October 1 to November 2, 1994, to purchase Tredegar common stock. Debt as a percentage of capitalization was 15% and 36% at September 30, 1994 and December 31, 1993, respectively. The average interest rate on debt outstanding at September 30, 1994, was 7.2%, compared with 5.3% at the end of last year. The higher rate reflects proportionally higher fixed-rate debt.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.

          4.1  Revolving Credit Facility Agreement dated as of
               August 18, 1994 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank of Virginia,
               N.A., as Co-Agent.

          4.2  Credit Agreement dated as of August 19, 1994 among
               Tredegar Industries, Inc., the banks named therein, and LTCB Trust Company, as Agent.

          11   Statement re computation of earnings per share

          27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          On August 31, 1994, Tredegar filed a current report on Form 8-K for the disposition of its interest in The Elk Horn Coal Corporation ("Elk Horn") and the announced self-tender offer to purchase one million shares of its common stock. Included in the Form 8-K was pro forma financial information reflecting the Elk Horn disposition.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Tredegar Industries, Inc.
                              (Registrant)


Date: November 11, 1994        /s/ N. A. Scher
                              Norman A. Scher
                              Executive Vice President,
                              Treasurer and Chief Financial
                              Officer (Principal Financial
                              Officer)


Date: November 11, 1994        /s/ D. Andrew Edwards
                              D. Andrew Edwards
                              Corporate Controller
                              (Principal Accounting Officer)

                          EXHIBIT INDEX


Exhibit No.              Description

     4.1 Revolving Credit Facility Agreement dated as of August 18, 1994 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank of Virginia, N.A., as Co-Agent.

     4.2                 Credit Agreement dated as of August 19,
                         1994 among Tredegar Industries, Inc., the banks named therein, and LTCB Trust
                         Company, as Agent.

     11 Statement re computation of earnings per share

     27                  Financial Data Schedule