Form 10-K405
period 1994-12-31
TREDEGAR INDUSTRIES INC
filed 1995-03-28
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1995:* $123,563,074.38

Number of shares of Common Stock outstanding as of January 31, 1995: 8,996,758

*In determining this figure, an aggregate of 2,619,309 shares of Common Stock, reported in the registrant's proxy statement for the 1995 annual meeting of shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and the members of their immediate families, including John D. Gottwald, has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 31, 1995, as reported by The Wall Street Journal.


DOCUMENTS INCORPORATED BY REFERENCE

1.    Portions of Tredegar Industries,  Inc.'s Annual Report to Shareholders for
the year ended December 31,  1994 (the "Annual Report"),   are  incorporated  by
reference into Parts I, II, and IV of this Form 10-K.

2. Portions of Tredegar Industries, Inc.'s definitive Proxy Statement for its 1995 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS/CROSS-REFERENCE

                                                                                 Proxy
                                                  Form 10-K   Annual Report    Statement
Part I                                               page        page            page

1.   Business . . . . . . . . . . . . . . . . . .    1-8     15-16, 24-26,28
2.   Properties . . . . . . . . . . . . . . . . .    8-10
3.   Legal proceedings  . . . . . . . . . . . . .    None
4.   Submission of matters to a vote of
     security holders . . . . . . . . . . . . . .    None

Part II

5.   Market for registrant's common equity and
      related stockholder matters . . . . . . . .            47-48
6.   Selected financial data  . . . . . . . . . .            14
7.   Management's discussion and analysis of
      financial condition and results of operations          15-16, 18-26,28
8.   Financial statements and supplementary data.            27-46
9.   Changes in and disagreements with accountants
      on accounting and financial disclosure. . .    None

Part III

10.  Directors and executive officers of the
      registrant* . . . . . . . . . . . . . . . .    10-11   12                 2-4, 6
11.  Executive compensation*  . . . . . . . . . .                               8-15
12.  Security ownership of certain beneficial
      owners and management*  . . . . . . . . . .                               5-7
13.  Certain relationships and related
      transactions* . . . . . . . . . . . . . . .                               None

Part IV

14.  Exhibits, financial statement schedules and
     reports on Form 8-K
     (a)  Documents:
          (1)  Financial statements   . . . . . .            29-46
          (2)  Financial statement schedules  . .    None
          (3)  Exhibits
     (b)  Reports on Form 8-K . . . . . . . . . .    None
     (c)  Exhibits
     (d)  Financial statement schedules

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







                                   PART I


Item 1.   BUSINESS

Description of Business

     Tredegar Industries, Inc. ("Tredegar") was formed under the laws of the Commonwealth of Virginia as a subsidiary of Ethyl Corporation ("Ethyl") on June 1, 1988. On July 10, 1989, Ethyl distributed all of the outstanding Tredegar common stock, no par value (the "Common Stock"), to the holders of Ethyl common stock at the close of business on that day. Since July 10, 1989, Tredegar has been a publicly held operating company. Tredegar is engaged directly or through subsidiaries in plastics, metal products and technology businesses (primarily software and rational drug design research).

     On February 4, 1994, Tredegar sold its remaining oil and gas properties for approximately $8 million and recognized an after-tax gain of $3.9 million. On August 16, 1994, The Elk Horn Coal Corporation ("Elk Horn"), Tredegar's 97% owned coal subsidiary, was acquired through merger by Pen Holdings, Inc., for an aggregate consideration of $71 million ($67.5 million after minority interests and transaction costs). Tredegar realized an after-tax gain on the transaction of $25.7 million. In the first quarter of 1994, Tredegar recognized an income tax benefit of $3.3 million on the difference between the financial reporting and income tax basis of Elk Horn. The divestiture of Elk Horn completes Tredegar's exit from its energy businesses. Tredegar's Energy segment has been reported as discontinued operations.

     The following discussion of Tredegar's continuing businesses should be read in conjunction with the information contained on pages 15-16, 18-26 and 28 of the Annual Report referred to in Item 7 below.

Plastics

     The Plastics segment is composed of the Film Products division ("Film Products"), Tredegar Molded Products Company ("Molded Products") and Fiberlux, Inc. ("Fiberlux"). Film Products and Molded Products manufacture a wide range of products including specialty films, injection-molded products and custom injection molds. Broad application for these products is found in films for packaging, medical, industrial, agricultural and disposable personal products, including diapers, and in molded products for industrial, household, personal-care, medical and electronics products.
Fiberlux produces vinyl extrusions, windows and patio doors. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Tredegar also has films plants located in the Netherlands, Brazil and Argentina, where it produces films primarily for the European and Latin American markets, respectively. The Plastics segment competes in all of its markets on the basis of the quality and prices of its products and its service.

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

     In 1991, Film Products' U.S. disposable diaper backsheet volume declines due to downgauging (i.e., making thinner films) were offset by higher volume from increased P&G market share. In 1992, Film Products' U.S. disposable diaper backsheet volume declined significantly due to lower P&G market share. The economic recession caused many consumers to seek lower priced private label diapers. In 1993, P&G's U.S. diaper market share stabilized resulting in backsheet volumes roughly equal to 1992. On an international basis, 1993 backsheet sales were slightly higher than 1992. Overall, 1993 backsheet volumes were higher than 1992 but below 1990 and 1991 levels. In 1994, Film Products' North American backsheet volumes increased due to new customers and increased film gauging for several products. International backsheet shipments also increased in 1994 primarily due to higher export volume to the Far East and improved volumes in Film Products' Sao Paulo, Brazil, facility.

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

     In 1991, permeable film volumes improved over 1990 due to higher international sales, primarily in the Far East. In 1992, permeable film volumes improved over 1991 due to higher sales in all geographic areas. In 1993, permeable film volumes declined in the U.S. and Far East, partially offset by increases in Europe and Latin America. Overall, 1993 permeable film volumes were below 1992 and level with 1991. In 1994, permeable volumes improved over 1993 volumes due to higher sales to Europe, North America and Latin America, partially offset by lower sales to the Far East. Overall, 1994 sales were slightly higher than 1993, but slightly lower than 1992.

     P&G also purchases molded plastic products from Molded Products. P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of business associated with P&G would have a material adverse effect on Tredegar's business.

Industrial.  Film Products produces a line of oriented films under the name
MONAX (Registered).   These are high strength, high moisture barrier films
that allow both cost and source reduction opportunities over current packaging mediums. During 1995, Film Products will concentrate on increasing awareness of MONAX (Registered) film and the promotion of heat sealable versions that were commercialized in 1994. The heat sealable film can be sold directly to end-users in food, industrial, and medical packaging markets.

     Film Products also produces coextruded and monolayer permeable
fabrics under  the name  of VisPore (Registered).   These  fabrics are
used to regulate fluid transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications, permeable ground cover, thermal pouches for take-out food, natural cheese mold release cloths and rubber bale wrap.

     Differentially embossed monolayer and coextruded films are also produced by Film Products. Some of these films are extruded in a Class 10,000 clean room and act as a disposable, protective coversheet for photopolymers used in the manufacture of circuit boards. Other films, sold under the name of ULTRAMASK (Registered), are used as masking films that protect polycarbonate, acrylics and glass from damage during fabrication, shipping and handling.

Raw Materials. The primary raw materials for films produced by Film Products are low-density and linear low-density polyethylene resins, which Film Products obtains from domestic and foreign suppliers at competitive prices.

     Tredegar's management believes that there will be an adequate supply of polyethylene resins in the immediate future. Changes in resin prices, and the timing thereof, could have a significant impact on the profitability of this division. Resin prices began increasing in the second half of 1994 and were generally followed by an increase in related selling prices.

Research and Development. Film Products has a technical center in Terre Haute, Indiana. Film Products holds 36 U.S. patents and ten U.S. trademarks. Expenditures for research and development have averaged approximately $3.1 million per year during the past three years.


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

In August 1994, Molded Products announced its intention to close its Alsip, Illinois, plant and transfer its packaging business to a new facility in Graham, North Carolina, and other Molded Products facilities in an effort to reduce costs while improving service to customers in the eastern U.S.

Industrial Products. Molded Products produces molded plastic parts for business machines, media storage products, cameras, appliances and various custom products. In the business machine area, closer tolerances, made possible by computer-aided design and manufacturing (CAD/CAM) and engineered-grade resins, have led to expanded high-performance applications. Molded Products works closely with customers in the design of new industrial products and systems. The market for such products is very competitive.

Parts for Medical and Electronics Products. Effective July 31, 1993, Molded Products' subsidiary, Polestar Plastics Manufacturing Company, acquired the assets of a custom molder of precision parts for the medical and electronics markets. Products supplied to the medical market include, among others, disposable plastic parts for laparoscopic surgery instruments, staple guns, needle protector devices and syringe housings. Products supplied to the electronics market include, among others, connectors for computer cables and circuit boards.

Injection-Mold Tools. Molded Products' tooling group produces injection molds for internal use and for sale to other custom and captive molders. Molded Products operates one of the largest independent tool shops in the United States in St. Petersburg, Florida.

Raw Materials. Polypropylene and polyethylene resin are the primary raw materials used by Molded Products. Molded Products also uses polystyrene resins. Molded Products purchases those raw materials from domestic suppliers at competitive prices. Changes in resin prices, and the timing thereof, could have a significant impact on the profitability of this division. During 1994, resin prices began to increase. Molded Products' management believes that there will be an adequate supply of these resins in the immediate future.

Research and Development. Molded Products owns seven U.S. patents and four U.S. trademarks and has spent an average of $0.2 million each year for the last three years for research and development. Molded Products maintains a technical center as part of its St. Petersburg, Florida, complex.


Fiberlux

     Fiberlux is a leading U.S. producer of rigid vinyl extrusions, windows and patio doors. Fiberlux products are sold to fabricators and directly to end users. The subsidiary's primary raw material, polyvinyl chloride resin, is purchased from producers in open market purchases and under contract. No critical shortages of polyvinyl chloride resins are expected.

     Fiberlux holds one U.S. patent and three U.S. trademarks.


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

     Raw materials for Aluminum Extrusions, consisting of aluminum ingot, aluminum scrap and various alloys, are purchased from domestic and foreign producers in open market purchases and under short-term contracts. Profit margins for products in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices, which account for more than 40 percent of product cost. Aluminum ingot prices increased significantly during 1994 and were generally followed by an increase in related selling prices; however, there is no assurance that further increases can be passed along to customers. Tredegar does not expect critical shortages of aluminum or other required raw materials and supplies.

     Aluminum Extrusions competes primarily based on the quality and prices of its products and its service with a number of national and regional manufacturers in the industry.

     Aluminum Extrusions holds two U.S. patents and twelve U.S. trademarks.


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

     During 1992, Brudi acquired the assets of a materials handling company in Halifax, England, to serve the European market.

     Brudi holds three U.S. patents and three U.S. trademarks.


Technology

     The Technology segment is composed primarily of investments in high-technology businesses and related research.

     In December 1992, Tredegar acquired APPX Software, Inc. ("APPX Software"), a supplier of flexible software development environments and business applications software. In the first quarter of 1994, Tredegar wrote off $9.5 million of goodwill and other intangibles in APPX Software. The write-off is the result of management's determination that income generated by the acquired products will not be sufficient to recover the unamortized costs associated with the intangible software assets purchased. On January 31, 1995, APPX Software announced a restructuring aimed at eliminating its operating losses, which were $4.7 million ($3.1 million after income tax benefits or 30 cents per share) in 1994. While new product development activities will be curtailed, APPX Software intends to continue to sell, maintain and support existing products. In connection with the restructuring, Tredegar expects to recognize a charge ranging from $2.1 million to $2.8 million ($1.4 million to $1.8 million after income tax benefits) in the first quarter of 1995. The market for software products is very competitive and characterized by short product life cycles.

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

     APPX Software owns four U.S. copyrights. Molecumetics holds one U.S. trademark. Molecumetics has filed a number of patent applications with respect to its technology. Businesses included in the Technology segment spent $5.4 million in 1994, $5.6 million in 1993 and $1.9 million in 1992 for research and development.


Miscellaneous

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance to its Plastics segment and its APPX Software and Molecumetics subsidiaries. Tredegar routinely applies for patents on significant patentable developments with respect to all of its businesses. Patents owned by Tredegar and its subsidiaries have remaining terms ranging from 1 to 16 years. In addition, the Plastics segment and certain of Tredegar's other subsidiaries have licenses under patents owned by third parties.

Research and Development. During 1994, 1993 and 1992, approximately $8.3 million, $9.1 million and $5.0 million, respectively, was spent on company-sponsored research and development activities in connection with the businesses of Tredegar and its subsidiaries. See "Business of Tredegar - Plastics and Other Businesses."

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

     From time to time the Environmental Protection Agency (the "EPA") may identify Tredegar or one of its subsidiaries as a potentially responsible party with respect to a Superfund site under CERCLA. To date, Tredegar, indirectly, is potentially responsible with respect to three Superfund sites. As a result, Tredegar may be required to expend amounts on remedial investigations and actions at such Superfund sites. Responsible parties under CERCLA may be jointly and severally liable for costs at a site, although typically costs are allocated among the responsible parties.

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


Plastics

     The  Plastics   segment  has   the  following  principal   plants  and
facilities:

Location                                     Principal Operations

Carbondale, Pennsylvania                     Production of plastic films
LaGrange, Georgia
Manchester, Iowa
New Bern, North Carolina
Tacoma, Washington (leased)
Terre Haute, Indiana (2)
  (technical center and
  production facility)
Kerkrade, the Netherlands
Sao Paulo, Brazil
San Juan, Argentina (a)

Alsip, Illinois (b)                          Production of molds and molded
Excelsior Springs, Missouri                  plastic products
South Grafton, Massachusetts
Graham, North Carolina (leased) (c)
St. Petersburg, Florida (3)
  (technical center and
  two production
  facilities)
Phillipsburg, Pennsylvania (leased)
State College, Pennsylvania (leased)

Pawling, New York                            Production of vinyl extrusions,
Purchase, New York (headquarters) (leased)   windows and patio doors
South Bend, Indiana


(a) Acquired by Tredegar during the first quarter of 1995.

(b) Tredegar has announced the closing or other disposition of this plant.

(c) Scheduled to be operational in the second quarter of 1995.


Metal Products

     The Metal Products segment has the following principal plants and facilities:

Location                                     Principal Operations

Carthage, Tennessee                          Production of aluminum
Kentland, Indiana                            extrusions, finishing
Newnan, Georgia

Ridgefield, Washington                       Production of uprights
Kelso, Washington                            and attachments
Adelaide, Australia
Halifax, England

Technology

     APPX  Software  leases  office  space  in  Richmond,  Virginia  and in
Atlanta, Georgia.   Molecumetics leases  its laboratory space  in Bellevue,
Washington.

Item 3.   LEGAL PROCEEDINGS

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Executive Officers of Tredegar

     Set forth below are the names, ages and titles of the executive officers of Tredegar:

Name                         Age                 Title

John D. Gottwald              40                  President and
                                                  Chief Executive Officer

Richard W. Goodrum            66                  Executive Vice President and
                                                  Chief Operating Officer

Norman A. Scher               57                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Treasurer

Michael W. Giancaspro         40                  Vice President, Corporate
                                                  Planning

Steven M. Johnson             44                  Vice President, Corporate
                                                  Development

Douglas R. Monk               49                  Vice President and President,
                                                  Aluminum Extrusions

Anthony J. Rinaldi            57                  Vice President and President,
                                                  Film Products

Frederick P. Woods            50                  Vice President, Personnel

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

Douglas R. Monk. Mr. Monk was elected Vice President on August 29, 1994. Mr. Monk has served as President of The William L. Bonnell Company, Inc. and Capitol Products Corporation since February 23, 1993. He also served as Director of Operations of Tredegar's Aluminum Division.

Anthony J. Rinaldi. Mr. Rinaldi was elected Vice President on February 27, 1992. Mr. Rinaldi has served as General Manager of Tredegar Film Products since July 1, 1991. During 1991, he also served as Managing Director of European operations. Mr. Rinaldi served as Director of Sales and Marketing for Tredegar Film Products from July 10, 1989 to June, 1991.

Frederick P. Woods. Mr. Woods served as Vice President, Employee Relations from July 10, 1989 until December, 1993, when his position was changed to Vice President, Personnel.

                                  PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

          The information contained on pages 47 and 48 of the Annual Report under the captions "Dividend Information," "Stock Listing" and "Market Prices of Common Stock and Shareholder Data" is incorporated herein by reference.


Item 6.   SELECTED FINANCIAL DATA

          The information for the five years ended December 31, 1994, contained in the "Five-Year Summary" on page 14 of the Annual Report is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The textual and tabular information concerning the years 1994, 1993 and 1992 contained on pages 15, 16, 18 through 26 and 28 of the Annual Report is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements contained on pages 30 through 33, the notes to financial statements contained on pages 34 through 46, the report of independent accountants on page 29, and the information under the caption "Selected Quarterly Financial Data (Unaudited)" on page 27 and related notes on page 28 of the Annual Report are incorporated herein by reference.


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


Item 11.  EXECUTIVE COMPENSATION

          The information contained on pages 8 through 15 of the Proxy Statement under the caption "Compensation of Executive Officers and Directors" concerning executive compensation is incorporated herein by reference.


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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K


     (a)  Documents:

          (1) Financial statements - the following consolidated financial statements of the registrant are included on pages 29 to 46 in the Annual Report and are incorporated herein by reference in Item 8.

               Report of independent accountants.

               Consolidated balance sheets as of December 31, 1994 and 1993.

               Consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992.

               Notes to financial statements.

          (2)  None.

          (3)  Exhibits

               3.1 Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

               3.2 Amended By-laws of Tredegar (filed as Exhibit 3.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

               4.1   Form  of Common  Stock Certificate  (filed as  Exhibit
                     4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

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

               4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as
                     Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

               4.4 Revolving Credit Facility Agreement dated as of August 18, 1994, among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank of Virginia, N.A., as Co-Agent (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

               4.5 Credit Agreement dated as of August 19, 1994 among Tredegar, the banks named therein, and LTCB Trust Company, as Agent (filed as Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

               10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as
                     Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

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

              *10.9 Tredegar Retirement Income Plan (filed as Exhibit 10.9 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

             *10.10 Agreement dated as of June 1, 1989, between Tredegar and Norman A. Scher (filed as Exhibit 10.10 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

             *10.11  Tredegar  1992  Omnibus Stock Incentive Plan (filed as
                     Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

             *10.12 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

             *10.13 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

             10.14 Agreement of Merger by and among Tredegar Investments, Inc., The Elk Horn Coal Corporation, Pen Holdings, Inc. and PHI Acquisition Corp. made as of June 22, 1994 (filed as Exhibit 10 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended, and incorporated herein by reference) (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

               11    Statement re:  Computation of Per Share Earnings

               13 Tredegar Annual Report to Shareholders for the year ended December 31, 1994 (See Note 1)

               21    Subsidiaries of Tredegar

               23.1  Consent of Independent Accountants

               27    Financial Data Schedule

          *The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

          The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)  Financial Statement Schedules

          None

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

                                        TREDEGAR INDUSTRIES, INC.
                                        (Registrant)


Dated:  February 24, 1995              By    /s/  John  D. Gottwald
                                             John D. Gottwald
                                                  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1995.


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


    /s/ Austin Brockenbrough, III                 Director
     (Austin Brockenbrough, III)


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


     /s/ Andre B. Lacy                            Director
     (Andre B. Lacy)


     /s/ James F. Miller                          Director
     (James F. Miller)


     /s/ Emmett J. Rice                           Director
     (Emmett J. Rice)


     /s/ W. Thomas Rice                           Director
     (W. Thomas Rice)

                               EXHIBIT INDEX

                                                                            Page

  3.1 Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

  3.2 Amended By-laws of Tredegar (filed as Exhibit 3.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

  4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

  4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit 4.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

  4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

  4.3      Loan  Agreement  dated  June  16,   1993  between  Tredegar  and
          Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference)

  4.4 Revolving Credit Facility Agreement dated as of August 18, 1994, among Tredegar Industries, Inc., the banks named therein,
          Chemical   Bank   as  Administrative  Agent  and  NationsBank  of
          Virginia, N.A., as Co-Agent (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

  4.5 Credit Agreement dated as of August 19, 1994 among Tredegar Industries, Inc., the banks named therein, and LTCB Trust Company, as Agent (filed as Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference)

 10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

 10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

 10.4 Master Services Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

 10.4.1 Amendment to Master Services Agreement dated as of November 1, 1990, between Tredegar and Ethyl (filed as Exhibit 10.4.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

 10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.6     Tredegar  1989 Incentive Stock Option Plan (included as Exhibit A
          to  the  Prospectus  contained   in  the  Form  S-8  Registration
          Statement No. 33-31047, and incorporated herein by reference)

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

*10.11    Tredegar  1992 Omnibus  Stock  Incentive Plan  (filed as  Exhibit
          10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.12 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.13 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

 10.14 Agreement of Merger by and among Tredegar Investments, Inc., The Elk Horn Coal Corporation, Pen Holdings, Inc. and PHI Acquisition Corp. made as of June 22, 1994 (filed as Exhibit 10 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, as amended, and incorporated herein by reference) (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

 11       Statement re:  Computation of Per Share Earnings

 13 Tredegar Annual Report to Shareholders for the year ended December 31, 1994 (See Note 1)

 21       Subsidiaries of Tredegar

 23.1     Consent of Independent Accountants

 27       Financial Data Schedule

*The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.