Form 10-Q
period 1995-03-31
TREDEGAR INDUSTRIES INC
filed 1995-04-17
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              _______________

                                 FORM 10-Q

(Mark One)


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
[ X ]    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995

                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
[   ]    OF THE SECURITIES EXCHANGE ACT OF 1934



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

     The number of shares of Common Stock, no par value, outstanding as of April 13, 1995: 9,035,697

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TREDEGAR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                (Unaudited)

                                                 March 31       December 31
ASSETS                                             1995             1994

Cash and cash equivalents                        $   5,001      $    9,036
Accounts and notes receivable                       91,458          73,248
Inventories                                         33,285          35,369
Income taxes recoverable                             1,130           2,534
Deferred income taxes                               14,778          14,014
Prepaid expenses and other                           2,809             696
   Total current assets                            148,461         134,897

Property, plant and equipment                      321,085         318,124
   Less accumulated depreciation
      and amortization                             198,225         194,505
   Net property, plant and equipment               122,860         123,619

Other assets and deferred charges                   32,508          29,073
Goodwill and other intangibles                      30,573          30,756

   Total assets                                  $ 334,402      $  318,345

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                 $  42,070      $   31,486
Accrued expenses                                    42,131          41,288
   Total current liabilities                        84,201          72,774

Long-term debt                                      35,500          38,000
Deferred income taxes                               21,682          20,336
Other noncurrent liabilities                        16,419          15,357
   Total liabilities                               157,802         146,467

Shareholders' equity:
   Common stock, no par value                      136,691         136,150
   Foreign currency translation
      adjustment                                       605             327
   Retained earnings                                39,304          35,401

   Total shareholders' equity                      176,600         171,878
   Total liabilities and
      shareholders' equity                       $ 334,402      $  318,345

              See accompanying notes to financial statements.

                         TREDEGAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per-share amounts)
                                (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                          1995       1994

Net sales                                              $151,083   $120,994
Other (expense) income, net                                (101)      (231)
                                                        150,982    120,763
Cost of goods sold                                      128,005    102,250
Selling, general & administrative
  expenses                                               12,421     11,295
Research & development expenses                           1,970      1,839
Interest expense                                            723      1,177
Unusual items                                               650      9,521
                                                        143,769    126,082
Income (loss) from continuing
  operations before income taxes                          7,213     (5,319)
Income taxes                                              2,768       (226)
Income (loss) from continuing
  operations                                              4,445     (5,093)
Income from discontinued operations                           -      8,693
Net income                                             $  4,445   $  3,600

Earnings (loss) per share:
  Continuing operations                                $    .49   $   (.47)
  Discontinued operations                                     -        .80
  Net income                                           $    .49   $    .33

Shares used to compute earnings
  (loss) per share                                        9,008     10,896


              See accompanying notes to financial statements.

                         TREDEGAR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                        Three Months
                                                                       Ended March 31
                                                                      1995         1994
Cash flows from operating activities:
  Continuing operations:
    Income (loss) from continuing operations                        $ 4,445      $(5,093)
    Adjustments for noncash items:
      Depreciation                                                    5,755        5,840
      Amortization of intangibles                                       148          719
      Write-off of intangibles                                            -        9,521
      Deferred income taxes                                           1,104       (2,682)
      Accrued pension income and postretirement benefits, net          (453)         298
    Changes in assets and liabilities:
      Accounts and notes receivable                                 (14,873)      (6,339)
      Inventories                                                     3,873        3,107
      Income taxes recoverable                                        1,404            -
      Prepaid expenses and other                                     (2,113)        (539)
      Accounts payable                                                8,002        2,210
      Accrued expenses and income taxes payable                         269        5,115
    Other, net                                                         (997)      (1,055)
      Net cash provided by continuing operating activities            6,564       11,102
  Net cash provided by discontinued operating activities                  -        6,198
      Net cash provided by operating activities                       6,564       17,300
Cash flows from investing activities:
  Continuing operations:
    Capital expenditures                                             (3,970)      (3,824)
    Acquisitions (net of $358 cash acquired)                         (3,637)           -
    Investments                                                        (800)           -
    Property disposals                                                  175          280
    Other, net                                                          155         (124)
      Net cash used in investing activities
        of continuing operations                                     (8,077)      (3,668)
  Discontinued operations:
    Capital expenditures                                                  -          (10)
    Property disposals                                                             7,927
      Net cash provided by investing activities of
        discontinued operations                                           -        7,917
      Net cash (used in) provided by investing
        activities                                                   (8,077)       4,249
Cash flows from financing activities:
  Dividends paid                                                       (542)       (654)
  Net decrease in borrowings                                         (2,500)    (19,000)
  Other, net                                                            520         (14)
      Net cash used in financing activities                          (2,522)    (19,668)
(Decrease) increase in cash and cash equivalents                     (4,035)      1,881
Cash and cash equivalents at beginning of period                      9,036           -
Cash and cash equivalents at end of period                          $ 5,001     $ 1,881

Supplemental cash flow information:
  Interest payments (net of amount capitalized)                     $    84     $   676
  Income tax payments, net                                          $ 1,810     $ 1,662


              See accompanying notes to financial statements.





                         TREDEGAR INDUSTRIES, INC.
           NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 1995, and the consolidated results of their operations and their cash flows for the three months ended March 31, 1995 and 1994. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31,
     1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   On April 11, 1995, Tredegar's Board of Directors authorized a "Dutch
     Auction" tender offer for up to one million shares of Tredegar's common stock at a price range of $20 to $23 per share. The offer will be funded with available cash and cash equivalents and borrowings under Tredegar's revolving credit facilities. Additional information
     (including pro forma data) concerning the offer is contained in Tredegar's tender offer statement on Schedule 13E-4 filed with the Securities and Exchange Commission on April 17, 1995.

     During the first quarter of 1995, Tredegar granted stock options to purchase 146,000 shares of Tredegar common stock at prices not less than the fair market value on the date of grant ($17.375 to $18.75) and for a term not to exceed 10 years.

3.   The components of inventories are as follows:

                                        (In thousands)
                                    March 31    December 31
                                      1995          1994
      Finished goods                $ 4,761       $ 4,970
      Work-in-process                 3,885         5,243
      Raw materials                  16,600        18,004
      Stores, supplies and other      8,039         7,152
             Total                  $33,285       $35,369


4. Unusual items in 1995 include a charge of $2.4 million ($1.6 million after income tax benefits or 17 cents per share) related to the restructuring of APPX Software ("APPX") aimed at eliminating operating losses and a recovery of $1.75 million ($1.1 million after income taxes or 12 cents per share) related to a final judgment in connection with a Film Products product liability lawsuit. The APPX charge includes estimated losses on the disposal of assets ($1,100,000), severance costs ($600,000) and costs for the termination of leases and certain contracts ($700,000). Product development efforts have been curtailed while APPX continues to support its existing products. APPX incurred operating losses (excluding unusual items) in 1994 of $4.7 million ($3.1 million after income tax benefits) on revenues of $2.5 million. APPX operating losses (excluding unusual items) and revenues in the first quarter of 1995 were $478,000 and $378,000, respectively, compared to $1,636,000 and $379,000, respectively, in the first quarter of 1994.

     Unusual items in 1994 include the write-off of goodwill and other intangibles in APPX totalling $9.5 million ($7.6 million after income tax benefits or 70 cents per share).

     Net income and earnings per share from continuing operations, adjusted for unusual items affecting the comparability of operating results, are presented below:

                                                    (In thousands,
                                                except per-share amounts)
                                                      Three Months
                                                      Ended March 31
                                                   1995              1994

     Net income (loss) from
       continuing operations                      $ 4,445          $(5,093)
     After-tax effects of
       unusual items:
       Restructuring charges associated
         with APPX                                  1,560                -
       Recovery in connection with
         a Film Products' product
         liability lawsuit                         (1,068)               -
       Write-off of APPX
         intangibles                                    -            7,642
     Income from continuing
       operations as adjusted
       for unusual items                          $ 4,937          $ 2,549

     Earnings (loss) per share
       from continuing operations:
       As reported                                $   .49          $  (.47)
       As adjusted for
         unusual items                                .54              .23



5. Tredegar is reporting its former Energy segment, which was divested in 1994, as discontinued operations.





Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

                           Results of Operations

            First Quarter 1995 Compared with First Quarter 1994

     Net income from continuing operations for the first quarter of 1995 was $4.4 million, or 49 cents per share, compared with a loss of $5.1 million, or 47 cents per share, in the first quarter of 1994. Unusual items recognized in the first quarter of 1995 affecting the comparability of operating results include a charge of $2.4 million ($1.6 million after income tax benefits or 17 cents per share) for the restructuring of APPX
Software ("APPX") and a recovery of $1.75 million ($1.1 million after income taxes or 12 cents per share) related to a final judgment in connection with a Film Products product liability lawsuit. Unusual items in the first quarter of 1994 affecting the comparability of operating results includes a charge of $9.5 million ($7.6 million after income tax benefits or 70 cents per share) for the write-off of goodwill and other intangibles in APPX.

     First quarter 1995 net income from continuing operations excluding unusual items was $4.9 million, or 54 cents per share, compared with $2.5 million, or 23 cents per share, in the first quarter of 1994. Overall, this significant increase was driven primarily by higher profits from volume growth in Aluminum Extrusions. Other factors include a decrease in losses at APPX due to restructuring, favorable performance in Molded
Products due to higher sales volume, lower interest expense from lower average debt outstanding and accretion in earnings per share from share repurchases in 1994. Film Products operating profits declined primarily from lower domestic backsheet film volume and margins.

     First quarter net sales increased 25% in 1995 due primarily to higher selling prices reflecting higher aluminum and plastic resin costs. Sales volume growth at Aluminum Extrusions, Molded Products and Brudi also contributed to the increase (see Segment Results on page 9 for further discussion).

     The gross profit margin decreased to 15.3% in 1995 from 15.5% in 1994 due to lower margins in Film Products, partially offset by relatively lower conversion costs on higher sales volume in Aluminum Extrusions and Molded
Products.

     Selling, general and administrative expenses increased 10% over 1994 primarily in support of higher levels of sales. However, such expenses as a percentage of sales declined from 9.3% in the first quarter of 1994 to 8.2% in the first quarter of 1995.

     Research and development expenses increased 7% due to higher spending at Molecumetics and higher product development spending at Film Products, partially offset by the curtailment of product development spending at APPX.




     Interest expense for continuing operations decreased 39% as a result of significantly lower average debt levels. The average interest rate on debt outstanding during the first quarter of 1995 was 7.2% (all fixed-rate debt) compared with 5.5% in 1994 (a mix of fixed and floating-rate debt).
Interest expense of $136,000 was allocated to discontinued operations in the first quarter of 1994, based on relative capital employed.

     The effective tax rate for continuing operations, excluding special items, decreased to 37.2% in 1995 from 39.3% in 1994. The higher rate in 1994 reflects the combined effects of higher nondeductible goodwill amortization and significantly lower income. A significant portion of the nondeductible goodwill amortization was eliminated at the end of the first quarter of 1994 with the write-off of APPX intangibles.







                              Segment Results

     The following tables present Tredegar's net sales and operating profit by segment for the three months ended March 31, 1995 and 1994.

                            Net Sales by Segment
                               (In thousands)
                                (Unaudited)

                                            Three Months
                                           Ended March 31
                                         1995         1994
Plastics                              $ 82,634     $ 68,838
Metal Products                          68,071       51,777
Technology                                 378          379
   Total                              $151,083     $120,994


                        Operating Profit by Segment
                               (In thousands)
                                (Unaudited)

                                          Three Months
                                         Ended March 31
                                       1995         1994
Plastics:
  Ongoing operations               $  9,295      $ 8,995
  Unusual items (a)                   1,750            -
                                     11,045        8,995
Metal Products                        3,325        1,664
Technology:
  Ongoing operations                 (1,655)      (2,377)
  Unusual items (b)                  (2,400)      (9,521)
                                     (4,055)     (11,898)
        Total                      $ 10,315      $ 1,239


Notes:
(a) Plastics segment unusual items consist of a recovery related to a final judgment in connection with a Film Products product liability lawsuit.
(b)  Technology segment unusual items consist of a charge for restructuring
     APPX in 1995 and a write-off of goodwill and other intangibles in APPX in 1994.

     Tredegar Film Products sales increased in 1995 due primarily to higher average selling prices resulting from rising raw material costs. A decline in domestic (which includes U.S. export business) backsheet film volume from record levels in the first quarter of 1994 was partially offset by higher volume in domestic permeable films, specialty films and at foreign operations. Ongoing operating profit declined on lower volume and margins in domestic backsheet film and lower margins in domestic permeable films, partially offset by higher profits in specialty films and at foreign operations. Lower margins in domestic backsheet and permeable films were primarily driven by the combined effects of substantially higher selling prices (reflecting higher plastic resin costs) and lower profit per unit sold.

     Tredegar Molded Products sales increased in 1995 due to higher prices and volumes in all lines of business. Operating profit improved primarily as a result of higher volume on relatively flat conversion costs.

     Sales at Fiberlux improved over last year reflecting primarily higher raw material costs. Operating results declined slightly.

     Metal Products sales increased 31% over 1994 due primarily to higher prices in Aluminum Extrusions reflecting higher aluminum costs and improved sales at Brudi. Volume and profit improvements in Aluminum Extrusions
(volume increased 4.8%) were driven by growth in construction and automotive markets and ongoing cost and quality improvements. Despite higher sales at Brudi, operating profit declined due to accruals for bad debt and warranty costs.

     Sustaining the upward trend in Aluminum Extrusions' volume and profit growth, which began in the first quarter of 1993, depends, in large measure, on construction and automotive activity. A softening of these markets, as evidenced recently by lower housing starts and continued uncertainty regarding interest rates, could have an unfavorable impact on growth and earnings.

     Technology segment results for the first quarter of 1995 include a charge of $2.4 million related to the restructuring of APPX aimed at eliminating operating losses. Product development efforts have been curtailed while APPX continues to support its existing products. APPX incurred operating losses (excluding unusual items) in 1994 of $4.7 million
($3.1 million after income tax benefits) on revenues of $2.5 million. APPX operating losses (excluding unusual items) and revenues in the first quarter of 1995 were $478,000 and $378,000, respectively, compared to $1,636,000 and $379,000, respectively, in the first quarter of 1994.

     Excluding unusual items, Technology segment operating losses were $1.7 million and $2.4 million in the first quarters of 1995 and 1994, respectively. Losses decreased as a result of cost reductions at APPX due to the restructuring and the elimination of APPX intangibles amortization with the write-off of such intangibles at the end of the first quarter of 1994, partially offset by higher research and development spending in Molecumetics.

                      Liquidity and Capital Resources

     Tredegar's total assets at March 31, 1995 were $334.4 million, an increase of $16.1 million over December 31, 1994. The increase is due to higher accounts receivable resulting from higher sales in Plastics and Metal Products and the acquisition of a films business in Argentina, partially offset by depreciation in excess of capital expenditures of $1.8 million. Higher accounts payable reflect higher raw material costs not fully reflected in inventories as a result of the LIFO pricing method, and the recent acquisition in Argentina. The ratio of current assets to current liabilities was 1.8 to 1 at March 31, 1995, compared with 1.9 to 1 at December 31, 1994.

     Debt was $35.5 million and $38 million at March 31, 1995, and December
31, 1994, respectively (including debt of $35 million at a fixed rate of 7.2% with an average remaining maturity of 5.25 years). Net debt (debt less cash and cash equivalents) as a percentage of net capitalization was 14.7% at March 31, 1995, compared with 14.4% at December 31, 1994.

     On April 11, 1995, Tredegar's Board of Directors authorized a "Dutch
Auction" tender offer for up to one million shares of Tredegar's common stock at a price range of $20 to $23 per share. The offer will be funded with available cash and cash equivalents and borrowings under Tredegar's revolving credit facilities. Additional information (including pro forma data) concerning the offer is contained in Tredegar's tender offer statement on Schedule 13E-4 filed with the Securities and Exchange
Commission on April 17, 1995.

     Net cash provided by continuing operating activities declined to $6.6 million in 1995 from $11.1 million in 1994 due to additional working capital needed to support a higher level of sales activity. Despite this working capital funding, cash from continuing operating activities exceeded capital expenditures and dividends by $2 million. This excess cash combined with the $9 million cash and cash equivalents balance at December
31, 1994, was used primarily for the films acquisition in Argentina ($3.6 million) and repayment of debt ($2.5 million), leaving approximately $5 million of cash and cash equivalents on hand at March 31, 1995.



PART II - OTHER INFORMATION

Item 5.   Other Information.

          On April 11, 1995, Tredegar's Board of Directors authorized a
          "Dutch Auction" tender offer for up to one million shares of Tredegar's common stock at a price range of $20 to $23 per share.
          The offer will be funded with available cash and cash equivalents and borrowings under Tredegar's revolving credit facilities.
          Additional information (including pro forma data) concerning the offer is contained in Tredegar's tender offer statement on
          Schedule 13E-4 filed with the Securities and Exchange Commission on April 17, 1995.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.

          11   Statement re computation of earnings per share

          27   Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 1995.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Tredegar Industries, Inc.
                              (Registrant)


Date: April 17, 1995           /s/ N. A. Scher
                              Norman A. Scher
                              Executive Vice President,
                              Treasurer and Chief Financial
                              Officer (Principal Financial
                              Officer)


Date: April 17, 1995           /s/ D. Andrew Edwards
                              D. Andrew Edwards
                              Corporate Controller
                              (Principal Accounting Officer)




                               EXHIBIT INDEX


Exhibit No.              Description

     11                  Statement re computation of earnings per share

     27                  Financial Data Schedule


                                   14



