Form 10-Q
period 1995-06-30
TREDEGAR INDUSTRIES INC
filed 1995-07-25
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-Q

(Mark One)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 [X]           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995

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

     The number of shares of Common Stock, no par value, outstanding as of July 14, 1995: 8,429,725

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           TREDEGAR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                             June 30      Dec. 31
                                               1995        1994

 ASSETS

 Cash and cash equivalents                   $  6,302     $  9,036
 Accounts and notes receivable                 85,489       73,248
 Inventories                                   32,984       35,369

 Income taxes recoverable                       2,851        2,534
 Deferred income taxes                         15,148       14,014
 Prepaid expenses and other                     2,208          696
   Total current assets                       144,982      134,897


 Property, plant and equipment                319,462      318,124
   Less accumulated depreciation and
     amortization                             197,179      194,505
   Net property, plant and equipment          122,283      123,619


 Other assets and deferred charges             32,499       29,073
 Goodwill and other intangibles                30,440       30,756


       Total assets                          $330,204     $318,345

 LIABILITIES AND SHAREHOLDERS'  EQUITY


 Accounts payable                            $ 36,774     $ 31,486
 Accrued expenses                              40,784       41,288
   Total current liabilities                   77,558       72,774

 Long-term debt                                47,000       38,000

 Deferred income taxes                         21,424       20,336
 Other noncurrent liabilities                  16,508       15,357
   Total liabilities                          162,490      146,467


 Shareholders' equity:

   Common stock, no par value                 122,279      136,150
   Foreign currency translation adjustment        561          327
   Retained earnings                           44,874       35,401

     Total shareholders' equity               167,714      171,878

       Total liabilities and
         shareholders'  equity               $330,204     $318,345


See accompanying notes to financial statements.


                       TREDEGAR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Per-Share Amounts)
                              (Unaudited)

                                                   Second Quarter                         Six Months Ended
                                                    Ended June 30                          Ended June 30
                                                1995                1994               1995                 1994
 Net sales                                    $149,682            $122,913           $300,765             $243,907
 Other (expenses)
   income, net                                    (248)                160               (349)                 (71)

                                               149,434             123,073            300,416              243,836
 Cost of goods sold                            124,330             102,684            252,335              204,934
 Selling, general and
   administrative

   expenses                                     12,837              12,259             25,258               23,554
 Research & development
   expenses                                      1,797               1,927              3,767                3,766
 Interest expense                                  854               1,166              1,577                2,343
 Unusual items                                       -                   -                650                9,521

                                               139,818             118,036            283,587              244,118
 Income (loss) from
   continuing operations
   before income taxes                           9,616               5,037             16,829                ( 282)
 Income taxes                                    3,542               1,963              6,310                1,737
 Income (loss) from
   continuing operations                         6,074               3,074             10,519               (2,019)
 Income from discontinued
   operations                                        -               1,772                  -               10,465

 Net income                                   $  6,074            $  4,846           $ 10,519             $  8,446
 Earnings (loss) per
   common and dilutive
   common equivalent
   share:
     Continuing operations                    $    .68            $    .29           $   1.16             $   (.19)
     Discontinued
       operations                                    -                 .16                  -                  .97
     Net income                               $    .68            $    .45           $   1.16             $    .78


 Shares used to compute
   earnings (loss) per
   common and dilutive
   common equivalent
   share                                         8,963              10,722              9,069               10,808

See accompanying notes to financial statements.

                           TREDEGAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)
                                                         Six Months Ended
                                                             June 30
                                                         1995        1994
 Cash flows from operating activities:
   Continuing operations:
     Income (loss) from continuing operations         $10,519     ($2,019)
     Adjustments for noncash items:
       Depreciation                                    11,755      11,789
       Amortization of intangibles                        290       1,010
       Write-off of intangibles                             -       9,521
       Deferred income taxes                              707      (3,593)
       Accrued pension income and
         postretirement benefits, net                    (879)        177
     Changes in assets and liabilities, net
       of effects from acquisitions:
       Accounts and notes receivable                   (8,904)     (4,037)
       Inventories                                      4,174       2,903
       Income taxes recoverable                          (317)          -
       Prepaid expenses and other                      (1,512)       (230)
       Accounts payable                                 2,706       5,702
       Accrued expenses & income taxes payable         (1,094)      3,625
     Other, net                                          (361)       (883)
       Net cash provided by continuing operating
         activities                                    17,084      23,965
   Net cash provided by discontinued operating
      activities                                            -      11,621
         Net cash provided by operating activities     17,084      35,586
 Cash flows from investing activities:
   Continuing operations:
   Capital expenditures                               (10,434)     (7,885)
     Acquisitions (net of $358 cash acquired)          (3,637)          -
     Investments                                         (858)     (1,200)
     Property disposals                                   559       2,569
     Other, net                                           518        (128)
       Net cash used in investing activities of
         continuing operations                        (13,852)     (6,644)
   Net cash provided by disposals of discontinued
     operations                                             -       7,837
         Net cash (used in) provided by investing
           activities                                 (13,852)      1,193
 Cash flows from financing activities:
   Dividends paid                                      (1,046)     (1,291)
   Net increase (decrease) in borrowings                9,000     (26,500)

   Repurchases of Tredegar common stock               (14,974)     (4,333)
   Other, net                                           1,054         (47)
         Net cash used in financing activities         (5,966)    (32,171)
 (Decrease) increase in cash and cash equivalents      (2,734)      4,608
 Cash and cash equivalents at beginning of period       9,036           -
 Cash and cash equivalents at end of period           $ 6,302     $ 4,608

See accompanying notes to financial statements.

TREDEGAR INDUSTRIES, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 1995, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1995 and 1994. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2. On April 11, 1995, Tredegar's Board of Directors authorized a "Dutch Auction" tender offer for up to one million shares of the company's common stock at a price range of $20 to $23 per share. The offer expired on May 15, 1995, and 642,797 shares were tendered and purchased by Tredegar for approximately $15 million or $23 per share. The purchase was funded by borrowings under one of Tredegar's revolving credit facilities.

     As of July 14, 1995, Tredegar had 8,429,725 shares of common stock outstanding. Under a standing authorization from its board of directors, Tredegar may purchase an additional 1.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

     In the first quarter of 1995, Tredegar granted stock options to purchase 146,000 shares of Tredegar common stock at prices not less than the fair market value on the date of grant ($17.375 to $18.75) and for a term not to exceed 10 years.

     Tredegar has historically excluded common stock equivalents (stock options) from its computation of earnings per common share due to their immaterial dilutive effect. Immaterial is defined in this context by Accounting Principles Board ("APB") Opinion No. 15 as dilution of less than 3%. As a result of the tender offer and the increase in Tredegar's stock price in the second quarter of 1995, stock options currently outstanding are dilutive in excess of the threshold set forth in APB Opinion No. 15. Accordingly, shares used to compute earnings (loss) per common and dilutive common equivalent share for the second quarter and six months ended June 30, 1995 include common stock equivalents of 246,000 and 207,000 shares, respectively. Fully diluted earnings (loss) per common share is not materially different from the earnings (loss) per common and dilutive common equivalent share presented in the consolidated statements of income.

3.   The components of inventories are as follows:

                                           (In Thousands)

                                         June 30     Dec. 31
                                          1995         1994
     Finished goods                      $ 5,018     $ 4,970
     Work-in-process                       3,393       5,243
     Raw materials                        16,799      18,004
     Stores, supplies and other            7,774       7,152

         Total                           $32,984     $35,369


4. Unusual items for the six months ended June 30, 1995 include a charge of $2.4 million ($1.6 million after income tax benefits or 17 cents per share) in the first quarter related to the restructuring of APPX Software ("APPX") and a recovery of $1.75 million ($1.1 million after income taxes or 12 cents per share) in the first quarter related to a final judgment in connection with a Film Products product liability lawsuit.

     Unusual items for the six months ended June 30, 1994 include the write-off of goodwill and other intangibles in APPX totaling $9.5 million ($7.6 million after income tax benefits or 71 cents per share) in the first quarter.

     Net income and earnings per share from continuing operations, adjusted for unusual items affecting the comparability of operating results, are presented below:

                                              (In Thousands Except
                                               Per-Share Amounts)

                                                Six Months Ended
                                                    June 30
                                               1995         1994

 Net income (loss) from
   continuing operations                    $10,519      ($2,019)

 After-tax effects of unusual
   items:
   APPX restructuring charges                 1,560            -
   Recovery in connection with a
     Film Products product
     liability lawsuit                       (1,068)           -
   Write-off of APPX intangibles                  -        7,642
 Income from continuing operations
   as adjusted for unusual items            $11,011      $ 5,623


 Earnings (loss) per common and
   dilutive common equivalent
   share from continuing
   operations:
   As reported                              $  1.16      $  (.19)
   As adjusted for unusual items            $  1.21      $   .52


5. Interest payments (net of amount capitalized) for the six months ended June 30, 1995 and 1994 were $1.6 million and $2.6 million, respectively. Income tax payments (net) for the six months ended June 30, 1995 and 1994 were $7.5 million and $5.2 million, respectively.

6. Tredegar is reporting its former Energy segment, which was divested in 1994, as discontinued operations.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                             Results of Operations

             Second Quarter 1995 Compared with Second Quarter 1994

   Net income from continuing operations for the second quarter of 1995 increased 98% to $6.1 million, or 68 cents per share, compared with $3.1 million, or 29 cents per share, in 1994. The improvement over last year's second quarter was due to continued profit growth in Aluminum Extrusions and improved results in Molded Products and APPX Software ("APPX"). In addition, earnings per share benefited from accretion due to stock repurchases.

   Second quarter net sales increased 22% in 1995 due primarily to higher selling prices reflecting higher raw material costs, partially offset by lower volumes in Aluminum Extrusions.

   The gross profit margin increased to 16.9% in 1995 from 16.5% in 1994 primarily due to improved product mix and costs in Aluminum Extrusions, higher volume in Molded Products and improvement in operating results at APPX, partially offset by lower margins in Film Products. APPX is benefiting from the restructuring begun in the first quarter of 1995.

   Selling, general and administrative expenses increased 5% over 1994 in support of higher levels of sales activity and international expansion in Film Products. In addition, recent increases in Tredegar's stock price necessitated an additional accrual of $500,000 for stock appreciation rights. As a percentage of sales, selling, general and administrative expenses declined to 8.6% in the second quarter of 1995 from 10% in 1994.

   Research and development expenses decreased 7% due to the curtailment of product development spending at APPX, partially offset by higher spending at Molecumetics and higher product development spending at Film Products.

   Interest expense for continuing operations for the second quarter of 1995 decreased 27% due to significantly lower debt levels. The average interest rate on debt outstanding during the second quarter of 1995 was 7% (primarily fixed-rate debt) compared with 6% in 1994 (a mix of fixed- and floating-rate debt). Interest expense of $133,000 was allocated to discontinued operations in the second quarter of 1994, based on relative capital employed.

   The effective tax rate decreased to 36.8% in 1995 from 39% in 1994 due primarily to a lower effective state income tax rate driven by proportionally higher foreign income, the reduction of certain losses not deductible for state income tax purposes and proportionally higher income in states with lower income tax rates.

                 Six Months 1995 Compared with Six Months 1994

   Net income from continuing operations for the first six months of 1995 was $10.5 million, or $1.16 per share, compared with a loss of $2 million or 19 cents per share, in 1994. Unusual items recognized in the first quarter of 1995 affecting the comparability of operating results include a charge of $2.4 million ($1.6 million after income tax benefits or 17 cents per share) for the restructuring of APPX and a recovery of $1.8 million ($1.1 million after income taxes or 12 cents per share) related to a final judgment in connection with a Film Products product liability lawsuit. Unusual items in the first quarter of 1994 affecting the comparability of operating results include a charge of $9.5 million ($7.6 million after income tax benefits or 71 cents per share) for the write-off of goodwill and other intangibles in APPX.

   For the first six months of 1995, net income from continuing operations excluding unusual items was $11 million, or $1.21 per share, compared with $5.6 million, or 52 cents per share, for the same period in 1994. The increase was due to improved results in Aluminum Extrusions, Molded Products and APPX. In addition, earnings per share benefited from accretion due to stock repurchases.

   Six months net sales increased 23% in 1995 due primarily to higher selling prices reflecting higher raw material costs.

   The gross profit margin increased to 16.1% in 1995 from 16% in 1994 due to improved product mix and costs in Aluminum Extrusions, higher volume in Molded Products and an improvement in operating results at APPX.

   Selling, general and administrative expenses increased 7% in 1995 primarily in support of higher levels of sales activity, international expansion in Film Products and a $500,000 charge associated with stock appreciation rights. As a percentage of sales, selling general and administrative expenses declined to 8.4% in 1995 from 9.7% in 1994.

   Research and development expenses were flat compared with 1994 as higher spending at Molecumetics and higher product development spending at Film Products were offset by curtailment of product development spending at APPX.

   Interest expense for continuing operations for the first six months of 1995 decreased 33% due to significantly lower debt levels. The average interest rate on debt outstanding during the first six months was 7.1% (primarily fixed-rate debt) in 1995 and 5.8% (a mix of fixed- and floating-rate debt) in 1994. Interest expense of $269,000 was allocated to discontinued operations in 1994 for the six months period, based on relative capital employed.

   The effective tax rate for continuing operations, excluding unusual items, decreased to 37% in 1995 from 39.1% in 1994 due primarily to a lower effective state income tax rate driven by proportionally higher foreign income, the reduction of certain losses not deductible for state income tax purposes and proportionally higher income in states with lower income tax rates.

                                 Segment Results

   The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 1995 and 1994.

                              Net Sales by Segment
                                 (In Thousands)
                                  (Unaudited)

                                            Second Quarter                              Six Months
                                             Ended June 30                            Ended June 30
                                        1995                 1994                 1995                 1994
 Plastics                             $ 84,900             $ 67,263             $167,534             $136,101
 Metal Products                         64,289               55,111              132,360              106,888
 Technology                                493                  539                  871                  918
    Total sales
                                      $149,682             $122,913             $300,765             $243,907

                          Operating Profit by Segment
                                 (In Thousands)
                                  (Unaudited)

                                              Second Quarter                            Six Months

                                               Ended June 30                          Ended June 30
                                          1995                1994                 1995                 1994

 Plastics:
   Ongoing operations                   $ 9,388             $ 7,771              $18,683              $16,766
   Unusual items (a)                          -                   -                1,750                    -
                                          9,388               7,771               20,433               16,766

 Metal Products                           5,501               3,143                8,826                4,807
 Technology:
   Ongoing operations                    (1,383)             (2,448)              (3,038)              (4,825)
   Unusual items (b)                          -                   -               (2,400)              (9,521)

                                         (1,383)             (2,448)              (5,438)             (14,346)
 Total operating
   profit                                13,506               8,466               23,821                7,227
 Interest expense                           854               1,166                1,577                2,343

 Corporate
   expenses, net                          3,036               2,263                5,415                5,166
 Income (loss) before
   income taxes                           9,616               5,037               16,829                 (282)
 Income taxes                             3,542               1,963                6,310                1,737
 Income (loss)
   from continuing
   operations (c)                         6,074               3,074               10,519               (2,019)
 Income from
   discontinued
   operations (d)                             -               1,772                    -               10,465
 Net income                             $ 6,074             $ 4,846              $10,519             $  8,446


Notes to Segment Tables:

(a) Plastics segment unusual items consist of a recovery related to a final judgment in connection with a product liability lawsuit.
(b) Technology segment unusual items consist of a charge for the restructuring of APPX in 1995 and a write-off of goodwill and intangibles in APPX in 1994.
(c) Income from continuing operations, excluding the net effects of unusual items, was $11 million and $5.6 million for the six months ended June 30, 1995 and 1994, respectively.
(d) In August 1994, Tredegar divested its Elk Horn Coal subsidiary and recognized an after-tax gain of $25.7 million. In the first quarter of 1994, Tredegar recognized certain tax benefits associated with the Elk Horn divestiture of $3.3 million. In February 1994, Tredegar sold its remaining oil and gas properties and recognized an after-tax gain of $3.9 million.

   Tredegar Film Products sales increased for the second quarter and the six months due primarily to higher average selling prices resulting from higher raw material costs. Higher volume from foreign operations contributed to the improvement in net sales for the quarter and six months. Domestic sales volume declined in backsheet and specialty films while domestic permeable film volume declined for the quarter, but increased slightly for the six-month period. Ongoing operating profit for the second quarter and six months declined on lower margins in domestic backsheet film, domestic permeable film and specialty film, partially offset by higher profits at foreign operations.

   Tredegar Molded Products sales and operating profits increased in the second quarter and first six months of 1995 due primarily to higher volume. Operating profit margins increased from relatively flat conversion costs on higher volume.

   Second quarter sales at Fiberlux were flat compared with 1994. Sales for the first six months increased over last year. Operating profit declined for both the quarter and the year to date.

   Metal Products sales increased 17% for the quarter and 24% for the six months due primarily to higher prices in Aluminum Extrusions reflecting higher aluminum costs. Volume in Aluminum Extrusions declined for the second quarter and was relatively flat for the six-month period. Operating profit improved for the quarter and six months in Aluminum Extrusions due to improved product mix and ongoing cost and quality improvements. Sales and operating profit improved at Brudi for the quarter. Sales at Brudi for the six months improved but operating profit declined due primarily to higher bad debt expenses.

   Technology segment results for the second quarter of 1995 showed improvement over last year as restructuring efforts begun in the first quarter permitted APPX to break-even versus an operating loss of almost $1 million in the second quarter of 1994. Product development efforts have been curtailed while APPX continues to support existing products. The improvement in APPX was partially offset by higher research and development expenses at Molecumetics and a $329,000 writedown of a medical technology investment. For the six months ended June 30, 1995, Technology segment ongoing operating losses declined compared with last year due to the improvement at APPX, partially offset by higher research and development expenses at Molecumetics and the $329,000 medical technology investment writedown.

                        Liquidity and Capital Resources

   Tredegar's total assets at June 30, 1995 were $330.2 million, an increase of $11.9 million over December 31, 1994. The increase is due primarily to higher accounts receivable resulting from higher sales in Film Products, Molded Products and Aluminum Extrusions and the acquisition of a films business in Argentina. Other assets also increased primarily from the deferral of costs for razing the films plant in Fremont, California in anticipation of the sale of the land. Inventories declined primarily due to the completion and shipment of several large tooling jobs in Molded Products. Depreciation exceeded capital expenditures by $1.3 million for the six months ended June 30, 1995.

   Total liabilities increased $16 million due to higher accounts payable and higher debt. Accounts payable increased due to higher raw material costs and the acquisition in Argentina. Debt increased primarily as a result of the repurchase of Tredegar common stock. The ratio of current assets to current liabilities was unchanged at 1.9 to 1 at June 30, 1995, compared with December 31, 1994.

   Debt was $47 million at June 30, 1995, an increase of $9 million (borrowed under revolving credit facilities) over December 31, 1994. The increase resulted primarily from the repurchase of Tredegar common stock. Net debt (debt less cash and cash equivalents) as a percentage of net capitalization was 19.5% at June 30, 1995, compared with 14.4% at December 31, 1994.

   On May 15, 1995 Tredegar completed a "Dutch Auction" tender offer, repurchasing 642,797 shares of its common stock for approximately $15 million or $23 per share. As of July 14, 1995, Tredegar had 8,429,725 shares of common stock outstanding. Under a standing authorization from its board of directors, Tredegar may purchase an additional 1.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

   Net cash provided by continuing operating activities declined to $17.1 million in 1995 from $24 million in 1994 due to additional working capital needed to support a higher level of sales activity. Despite this working capital funding, cash from continuing operating activities exceeded capital expenditures and dividends by $5.6 million. This excess cash combined with the $9 million cash and cash equivalents balance at December 31, 1994, additional borrowings ($9 million) and other sources of cash ($1.3 million) was used for the Dutch Auction tender offer ($15 million) and the films acquisition in Argentina ($3.6 million), leaving $6.3 million of cash and cash equivalents at June 30, 1995.

PART II -    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          Tredegar's Annual Meeting of Shareholders was held on May 24, 1995. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

     (a)  Election of Directors
                                   No. of      No. of Votes
          Nominee               Votes  "For"    "Withheld"

          John D. Gottwald       8,684,445        20,945
          Andre B. Lacy          8,685,822        19,569
          Emmett J. Rice         8,670,579        34,810

          There were no broker non-votes with respect to the election of directors.

     (b)  Approval of Auditors

          Approval of the designation of Coopers & Lybrand L.L.P. as the auditors for Tredegar for 1995:

          No. of Votes     No. of  Votes         No. of
             "For"          "Against"         Abstentions

            8,663,061         30,720              8,608


          There were no broker non-votes with respect to the approval of auditors.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.

          11   Statement re computation of earnings per share

          27   Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended June 30, 1995.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Tredegar Industries, Inc.
                              (Registrant)



 Date: July 25, 1995           /s/ N. A. Scher
                              Norman A. Scher
                              Executive Vice President,
                              Treasurer and Chief Financial
                              Officer (Principal Financial
                              Officer)

 Date: July 25, 1995           /s/ D. Andrew Edwards
                              D. Andrew Edwards
                              Corporate Controller
                              (Principal Accounting Officer)