Form 10-Q
period 1995-09-30
TREDEGAR INDUSTRIES INC
filed 1995-11-13
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ____             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended September 30, 1995

                                       OR

 ____             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----



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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of Common Stock, no par value, outstanding as of October 31, 1995: 8,439,934

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                             TREDEGAR INDUSTRIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In Thousands)
                                                    (Unaudited)



                                                                                 Sept. 30               Dec. 31
                                                                                   1995                   1994
                                                                             -----------------      -----------------
ASSETS

Cash and cash equivalents                                                           $  11,414               $  9,036
Accounts and notes receivable                                                          76,149                 73,248
Inventories                                                                            28,425                 35,369
Income taxes recoverable                                                                    -                  2,534
Deferred income taxes                                                                  15,802                 14,014
Prepaid expenses and other                                                              2,712                    696
                                                                             -----------------      -----------------
  Total current assets                                                                134,502                134,897
                                                                             -----------------      -----------------

Property, plant and equipment                                                         323,279                318,124
  Less accumulated depreciation and
    amortization                                                                      200,870                194,505
                                                                             -----------------      -----------------
  Net property, plant and equipment                                                   122,409                123,619
                                                                             -----------------      -----------------

Other assets and deferred charges                                                      32,142                 29,073
Goodwill and other intangibles                                                         30,303                 30,756
                                                                             -----------------      -----------------

      Total assets                                                                   $319,356               $318,345
                                                                             =================      =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                                     $ 32,859               $ 31,486
Accrued expenses                                                                       39,644                 41,288
Income taxes payable                                                                      480                      -
                                                                             -----------------      -----------------
  Total current liabilities                                                            72,983                 72,774

Long-term debt                                                                         35,000                 38,000
Deferred income taxes                                                                  21,147                 20,336
Other noncurrent liabilities                                                           16,500                 15,357
                                                                             -----------------      -----------------
  Total liabilities                                                                   145,630                146,467
                                                                             -----------------      -----------------

Shareholders' equity:
  Common stock, no par value                                                          122,989                136,150
  Foreign currency translation adjustment                                                 509                    327
  Retained earnings                                                                    50,228                 35,401
                                                                             -----------------      -----------------
    Total shareholders' equity                                                        173,726                171,878
                                                                             -----------------      -----------------

      Total liabilities and
        shareholders' equity                                                         $319,356               $318,345
                                                                             =================      =================


     See accompanying notes to financial statements.

                                             TREDEGAR INDUSTRIES, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (In Thousands, Except Per-Share Amounts)
                                                    (Unaudited)



                                 Third Quarter           Nine Months Ended
                                Ended Sept. 30            Ended Sept. 30
                            -----------------------   --------------------
                               1995        1994         1995         1994
                            ---------    ---------    --------     --------

Net sales ...............   $ 145,955    $ 132,191    $ 446,720    $ 376,098
Other (expenses)
  income, net ...........        (286)        (199)        (635)        (270)
                            ---------    ---------    ---------    ---------
                              145,669      131,992      446,085      375,828
                            ---------    ---------    ---------    ---------
Cost of goods sold ......     121,806      110,463      374,141      315,397
Selling, general and
  administrative
  expenses ..............      10,444       11,783       35,702       35,337
Research & development
  expenses ..............       2,668        2,178        6,435        5,944
Interest expense ........         951          939        2,528        3,282
Unusual items ...........        (728)       6,973          (78)      16,494
                            ---------    ---------    ---------    ---------
                              135,141      132,336      418,728      376,454
                            ---------    ---------    ---------    ---------
Income (loss) from
  continuing operations
  before income taxes ...      10,528         (344)      27,357         (626)
Income taxes ............       3,902          (66)      10,212        1,671
                            ---------    ---------    ---------    ---------
Income (loss) from
  continuing operations .       6,626         (278)      17,145       (2,297)
Income from discontinued
  energy operations .....        --         26,753         --         37,218
                            ---------    ---------    ---------    ---------
Net income ..............   $   6,626    $  26,475    $  17,145    $  34,921
                            =========    =========    =========    =========

Earnings (loss) per
  common and dilutive
  common equivalent
  share:
    Continuing operations   $     .75    $    (.02)   $    1.91    $    (.21)
    Discontinued energy
      operations ........        --           2.52         --           3.47
                            ---------    ---------    ---------    ---------
    Net income ..........   $     .75    $    2.50    $    1.91    $    3.26
                            =========    =========    =========    =========

Shares used to compute
  earnings (loss) per
  common and dilutive
  common equivalent
  share .................       8,801       10,590        8,990       10,735
                            =========    =========    =========    =========


   See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                    Sept. 30
                                                                  ----------------
                                                                 1995       1994
                                                               ---------  ----------
Cash flows from operating activities:
  Continuing operations:

    Income (loss) from continuing operations ..............   $ 17,145    ($ 2,297)
    Adjustments for noncash items:
      Depreciation ........................................     17,607      17,600
      Amortization of intangibles .........................        433       1,250
      Write-off of intangibles ............................       --        14,393
      Deferred income taxes ...............................       (249)     (8,243)
      Accrued pension income and
        postretirement benefits, net ......................     (1,523)        (52)
    Changes in assets and liabilities, net
      of effects from acquisitions:
      Accounts and notes receivable .......................        436      (6,444)
      Inventories .........................................      8,733       4,650
      Income taxes recoverable ............................      2,534        --
      Prepaid expenses and other ..........................     (2,016)       (393)
      Accounts payable ....................................     (1,209)      4,818
      Accrued expenses & income taxes payable .............     (2,533)      6,568
    Other, net ............................................     (1,064)     (1,215)
                                                              --------    --------
      Net cash provided by continuing operating activities      38,294      30,635
  Net cash provided by discontinued operating activities ..       --         5,665
                                                              --------    --------
        Net cash provided by operating activities .........     38,294      36,300
                                                              --------    --------
Cash flows from investing activities:
  Continuing operations:
    Capital expenditures ..................................    (15,890)    (11,731)
    Acquisitions (net of $358 cash acquired) ..............     (3,637)       --
    Investments ...........................................     (1,327)     (1,400)
    Proceeds from the sale of investments .................      1,478        --
    Property disposals ....................................        841       2,263
    Other, net ............................................        414         (24)
                                                              --------    --------
      Net cash used in investing activities of
        continuing operations .............................    (18,121)    (10,892)
  Net cash provided by disposals of discontinued
    operations ............................................       --        75,393
                                                              --------    --------
        Net cash (used in) provided by investing activities    (18,121)     64,501
                                                              --------    --------
Cash flows from financing activities:
  Dividends paid ..........................................     (1,556)     (1,926)
  Net decrease in borrowings ..............................     (3,000)    (61,500)
  Repurchases of Tredegar common stock ....................    (14,974)     (4,438)
  Other, net ..............................................      1,735          12
                                                              --------    --------
        Net cash used in financing activities .............    (17,795)    (67,852)
                                                              --------    --------
Increase in cash and cash equivalents .....................      2,378      32,949
Cash and cash equivalents at beginning of period ..........      9,036        --
                                                              --------    --------
Cash and cash equivalents at end of period ................   $ 11,414    $ 32,949
                                                              ========    ========




  See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 1995, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 1995 and 1994. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

2. During the third quarter, Tredegar announced that it is exploring the sale of Tredegar Molded Products Company ("Molded Products") and Brudi, Inc. ("Brudi"). Molded Products and Brudi had net assets of approximately $35 million and $27 million at September 30, 1995, respectively. Combined net sales, ongoing operating profit (loss) and unusual items for Molded Products and Brudi for the third quarter and nine months ended September 30, 1995 and 1994, and the year ended December 31, 1994, are as follows:

                                      (In Thousands)

                   Third Quarter Ended    Nine Months Ended       Year Ended
                        Sept. 30             Sept. 30              Dec. 31
                     ---------------     ----------------      ------------
                      1995     1994       1995       1994        1994
                     ----      ----       ----       ----        ----
Combined net
  sales ........   $27,856   $ 28,552    $89,460   $ 79,261    $ 105,470
Combined ongoing
  operating
  profit (loss)        604       (572)     2,411     (2,104)      (2,840)
Combined unusual
  items (see
  pages 13-14) .      --       (6,973)      --       (6,973)      (6,973)


         Tredegar is reporting its former Energy segment, which was divested in 1994, as discontinued operations.

3. On September 7, 1995, Tredegar replaced its two revolving credit facilities dated August 18 and 19, 1994, with one new, 5-year facility that permits borrowings of up to $275 million (no amounts borrowed at September 30, 1995). The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate) plus a spread that is dependent on Tredegar's quarterly debt-to-total capitalization ratio. A facility fee is also charged on the $275 million commitment amount. The spread and facility fee charged at various debt-to-total capitalization levels are as follows:


                Debt-to-Total
            Capitalization Ratio           (Basis Points)
                                         Spread   Facility Fee
                                        --------  -------------
Less than or equal to 35% .........      17.50     12.50
Greater than 35% and less
  than or equal to 50% ............      25.00     15.00
Greater than 50% ..................      31.25     18.75


     In addition, a utilization fee of 10 basis points is charged on the outstanding principal amount when more than $137.5 million is borrowed under the agreement. The new agreement contains restrictions, among others, on the payment of cash dividends and the maximum debt-to-total capitalization ratio permitted (65% through September 30, 1996, and 60% thereafter). At September 30, 1995, $58.4 million was available for cash dividend payments and $275 million was available to borrow under the 65% debt-to-total capitalization ratio restriction.

4. On April 11, 1995, Tredegar's Board of Directors authorized a "Dutch Auction" tender offer for up to one million shares of the company's common stock at a price range of $20 to $23 per share. The offer expired on May 15, 1995, and 642,797 shares were tendered and purchased by Tredegar for approximately $15 million or $23 per share. Between October 30 and November 7, 1995, Tredegar purchased an additional 128,000 shares in broker transactions at prices ranging from $28 to $29.625 per share.

     Under a standing authorization from its board of directors, Tredegar may purchase an additional 1.2 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

     In the first quarter of 1995, Tredegar granted stock options to purchase 146,000 shares of Tredegar common stock at prices not less than the fair market value on the date of grant ($17.375 to $18.75) and for a term not to exceed 10 years.

     Tredegar has historically excluded common stock equivalents (stock options) from its computation of earnings per common share due to their immaterial dilutive effect. Immaterial is defined in this context by Accounting Principles Board ("APB") Opinion No. 15 as dilution of less than 3%. As a result of the tender offer and the increase in Tredegar's stock price during 1995, stock options currently outstanding are dilutive in excess of the threshold set forth in APB Opinion No. 15. Accordingly, shares used to compute earnings (loss) per common and dilutive common equivalent share for the third quarter and nine months ended September 30, 1995, include common stock equivalents of 353,000 and 267,000 shares, respectively. Fully diluted earnings
     (loss) per common share is not materially different from the earnings (loss) per common and dilutive common equivalent share presented in the consolidated statements of income.


5.   The components of inventories are as follows:

                               (In Thousands)
                             Sept. 30    Dec. 31
                              1995       1994
                              ----       ----

Finished goods ...........   $ 4,076   $ 4,970
Work-in-process ..........     3,070     5,243
Raw materials ............    14,555    18,004
Stores, supplies and other     6,724     7,152
                             -------   -------
    Total ................   $28,425   $35,369
                             =======   =======

6. Net income and earnings per share from continuing operations, adjusted for unusual items affecting the comparability of operating results, are presented below:



                                                                           (In Thousands Except Per-Share Amounts)
                                                                             Third Quarter        Nine Months
                                                                             Ended Sept. 30      Ended Sept. 30
                                                                            --------------      --------------
                                                                           1995         1994      1995     1994
                                                                           ----        ----       ----     ----


Net income (loss)
 from continuing
 operations .........................................................   $ 6,626    $   (278)   $ 17,145    $(2,297)
After-tax effects of
 unusual items:
  Gain on sale of
    Regal Cinema
    shares ..........................................................      (451)       --          (451)      --
  APPX restructuring
    charges .........................................................      --          --         1,560       --
  Recovery in
    connection with a
    Film Products
    product liability
    lawsuit .........................................................      --          --        (1,068)      --
  Write-off of Molded
    Products goodwill ...............................................      --         3,109        --        3,109
  Charge associated
    with the shutdown
    of a Molded
    Products plant ..................................................      --         1,300        --        1,300
  Write-off of APPX
    intangibles .....................................................      --          --          --        7,642
                                                                        -------     -------    --------   --------
Income from
  continuing
  operations as
  adjusted for
  unusual items .....................................................   $ 6,175     $ 4,131    $ 17,186   $  9,754
                                                                        =======     =======    ========   ========


Earnings (loss) per common and dilutive common  equivalent share from continuing operations:
  As reported .......................................................   $   .75    $   (.02)   $   1.91    $  (.21)
  As adjusted for
    unusual items ...................................................       .70         .39        1.91        .91


7. Interest payments (net of amount capitalized) for the nine months ended September 30, 1995 and 1994 were $1.9 million and $3.1 million, respectively. Income tax payments (net) for the nine months ended September 30, 1995 and 1994 were $10.3 million and $17.2 million, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                              Results of Operations

               Third Quarter 1995 Compared with Third Quarter 1994

         Net income from continuing operations for the third quarter of 1995 was $6.6 million, or 75 cents per share, compared with a loss of $278,000, or 2 cents per share, in 1994. Unusual items in 1995 affecting the comparability of operating results include a gain of $728,000 ($451,000 or 5 cents per share after income taxes) on the sale of shares in Regal Cinema, Inc. Unusual items in 1994 include a charge of $4.9 million ($3.1 million or 29 cents per share after income tax benefits) for the write-off of certain goodwill in Molded Products, and a charge of $2.1 million ($1.3 million or 12 cents per share after income tax benefits) for the shutdown of the Molded Products plant in Alsip, Illinois.

         Excluding unusual items, third-quarter 1995 net income from continuing operations was $6.2 million, or 70 cents per share, compared with $4.1 million, or 39 cents per share, in 1994. The increase was due to continued strength in Film Products and Aluminum Extrusions, improved results in Brudi and APPX, and accretion in earnings per share due to stock repurchases.

         Third-quarter net sales from continuing operations increased 10% in 1995 due primarily to higher volume and selling prices in Film Products. Higher selling prices in both Film Products and Aluminum Extrusions reflect higher raw material costs.

         The gross profit margin increased slightly to 16.5% from 16.4% in 1994.

         Selling, general and administrative expenses decreased 11.4% in 1995 primarily due to reductions at APPX and Molded Products, lower bad debt expenses and commissions at Aluminum Extrusions, lower corporate services costs and lower pension expense for salaried employees, partially offset by selling, general and administrative expenses related to the Argentina films business acquired in the first quarter of 1995 and a $200,000 charge associated with stock appreciation rights. As a percentage of sales, selling, general and administrative expenses declined to 7.2% in 1995 from 8.9% a year earlier.

         Research and development expenses increased 22.5% compared with 1994 due to higher spending at Film Products, partially offset by the curtailment of product development spending at APPX.

         Interest expense increased slightly due to the write-off of deferred charges totaling $110,000 associated with revolving credit facilities refinanced in the third quarter of 1995 (see Note 3 of the Notes to the Consolidated Interim Financial Statements on page 6). The average interest rate on debt outstanding during the third quarter was 7.1%, compared with 6.6% in 1994. Interest expense of $68,000 was allocated to discontinued energy operations in the third quarter of 1994.

         The effective tax rate for continuing operations, excluding unusual items, decreased to 37.1% in 1995, compared with 37.7% in 1994, primarily due to a lower effective state income tax rate.

                 Nine Months 1995 Compared with Nine Months 1994

         Net income from continuing operations for the first nine months of 1995 was $17.1 million, or $1.91 per share, compared with a loss of $2.3 million, or 21 cents per share, in 1994. Unusual items in 1995 include a third-quarter gain of $728,000 ($451,000 after income taxes or 5 cents per share) on the sale of Regal Cinema shares, a first-quarter charge of $2.4 million ($1.6 million after income tax benefits or 17 cents per share) for the restructuring of APPX and a first-quarter recovery of $1.8 million ($1.1 million after income taxes or 12 cents per share) related to a final judgment in a Film Products product liability lawsuit. Unusual items in 1994 include a third-quarter charge of $4.9 million ($3.1 million after income tax benefits or 29 cents per share) for the write-off of certain goodwill in Molded Products, a third-quarter charge of $2.1 million ($1.3 million after income tax benefits or 12 cents per share) related to the shutdown of a Molded Products plant and a first-quarter charge of $9.5 million ($7.6 million after income tax benefits or 71 cents per share) for the write-off of goodwill and other intangibles in APPX.

         Excluding unusual items, year-to-date net income from continuing operations was $17.2 million, or $1.91 per share, compared with $9.8 million, or 91 cents per share, in 1994. The increase was due to continued strength in Film Products and Aluminum Extrusions, improved results in Molded Products and APPX, and accretion in earnings per share due to stock repurchases.

         Net sales for the nine-month period increased 19% due primarily to higher selling prices, reflecting higher raw material costs.

         The gross profit margin increased slightly to 16.2% from 16.1%.

         Selling, general and administrative expenses increased 1% in 1995 primarily due to the Argentina films business acquired in the first quarter of 1995 and a $700,000 charge associated with stock appreciation rights, partially offset by reductions at APPX and Molded Products, lower bad debt expenses and commissions at Aluminum Extrusions, lower corporate services costs and lower pension expense for salaried employees. As a percentage of sales, selling, general and administrative expenses declined to 8% in 1995, compared with 9.4% a year ago.

         Research and development expenses increased 8.3% compared with 1994 due to higher spending at Film Products and Molecumetics, partially offset by the curtailment of product development spending at APPX.

         Interest expense for continuing operations decreased 23% due to lower average debt levels. The average interest rate on debt outstanding was 7.1% in 1995 (primarily fixed-rate debt) and 6% in 1994 (a mix of fixedand floating-rate debt). Interest expense of $337,000 was allocated to discontinued energy operations in 1994.

         The effective tax rate for continuing operations, excluding special items, decreased to 37.1% for the first nine months of 1995, compared with 38.5% for the same period a year earlier. The decrease was due mainly to a lower effective state income tax rate.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 1995 and 1994.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                        Third Quarter          Nine Months
                      Ended Sept. 30          Ended Sept. 30
                      ---------------     ------------------
                      1995       1994       1995       1994
                    --------   --------   --------   --------
Plastics ........   $ 83,114   $ 72,075   $250,648   $208,176
Metal Products ..     62,329     59,278    194,689    166,166
Technology ......        512        838      1,383      1,756
                    --------   --------   --------   --------
  Total net sales   $145,955   $132,191   $446,720   $376,098
                    ========   ========   ========   ========

                               Operating Profit by Segment
                                      (In Thousands)
                                       (Unaudited)

                            Third Quarter          Nine Months
                           Ended Sept. 30        Ended Sept. 30
                          ---------------      -----------------
                         1995        1994         1995      1994
                       --------    --------    --------   ---------
Plastics:
  Ongoing operations   $  9,701    $  8,570    $ 28,384    $ 25,336
  Unusual items (a)        --        (6,973)      1,750      (6,973)
                       --------    --------    --------    --------
                          9,701       1,597      30,134      18,363
                       --------    --------    --------    --------
Metal Products .....      4,058       3,100      12,884       7,907
                       --------    --------    --------    --------
Technology:
  Ongoing operations     (1,059)     (1,779)     (4,097)     (6,604)
  Unusual items (b)         728        --        (1,672)     (9,521)
                       --------    --------    --------    --------
                           (331)     (1,779)     (5,769)    (16,125)
                       --------    --------    --------    --------
Total operating
  profit ...........     13,428       2,918      37,249      10,145
Interest expense ...        951         939       2,528       3,282
Corporate
  expenses, net ....      1,949       2,323       7,364       7,489
                       --------    --------    --------    --------
Income (loss) before
  income taxes .....     10,528        (344)     27,357        (626)
Income taxes .......      3,902         (66)     10,212       1,671
                       --------    --------    --------    --------
Income (loss)
  from continuing
  operations (c) ...      6,626        (278)     17,145      (2,297)
Income from
  discontinued
  energy
  operations (d) ...       --        26,753        --        37,218
                       --------    --------    --------    --------
Net income .........   $  6,626    $ 26,475    $ 17,145    $ 34,921
                       ========    ========    ========    ========

Notes to Segment Tables:

(a) Plastics segment unusual items in 1995 consist of a first-quarter recovery related to a final judgment in connection with a product liability lawsuit. Plastics segment unusual items in 1994 consist of the write-off in the third quarter of certain Molded Products goodwill ($4.9 million) and costs related to the closing of a Molded Products plant ($2.1 million).

(b) Technology segment unusual items consist of a charge for the restructuring of APPX in the first quarter of 1995, a gain on the sale of Regal Cinema shares in the third quarter of 1995 and a write-off of goodwill and intangibles in APPX in the first quarter of 1994.

(c) Income from continuing operations, excluding the net effects of unusual items, was $6.2 million, $4.1 million, $17.2 million and $9.8 million for the third quarter ended September 30, 1995 and 1994 and the nine months ended September 30, 1995 and 1994, respectively. See also Note 6 of the Notes to the Consolidated Interim Financial Statements on page 8.

(d) In August 1994, Tredegar divested its Elk Horn Coal subsidiary and recognized an after-tax gain of $25.7 million. In the first quarter of 1994, Tredegar recognized certain tax benefits associated with the Elk Horn divestiture of $3.3 million. In February 1994, Tredegar sold its remaining oil and gas properties and recognized an after-tax gain of $3.9 million.


         Tredegar Film Products sales increased for the quarter and year-to-date due primarily to higher average selling prices resulting from higher raw material costs. Higher volume from U.S. disposables contributed to the improvement in net sales during the third quarter while volume from foreign operations increased during both periods. Operating profit improved for the third quarter due primarily to higher domestic backsheet film volume and higher volume from European operations, but was flat for the nine months due primarily to lower margins in specialty films.

         Third-quarter and year-to-date operating profits in Molded Products increased due to higher sales volume, flat conversion costs and lower selling, general and administrative expenses, partially offset by start-up costs at the new Graham, North Carolina, facility.

         At Fiberlux, sales were down slightly for the quarter but increased for the nine months. Operating profit declined for both the quarter and year-to-date periods.

         Metal Products sales increased 5% for the third quarter and 17% for the nine months due primarily to higher prices in Aluminum Extrusions, reflecting higher aluminum costs. Volume declined in Aluminum Extrusions for both the quarter and nine months while operating profit increased for the periods due to ongoing cost and quality improvements. Economic conditions in key construction markets and declining aluminum prices continue to put pressure on selling prices and margins. Sales and operating profit improved at Brudi for the quarter and nine months due primarily to higher sales and lower bad debt expense.

         Ongoing Technology segment results for the third quarter and nine months showed lower losses due to the restructuring of APPX in the first quarter of 1995, partially offset by higher research and development expenses at Molecumetics. The year-to-date results were also adversely affected by a $329,000 medical technology investment writedown.

                         Liquidity and Capital Resources

         Tredegar's total assets at September 30, 1995, were $319.4 million, an increase of $1 million over December 31, 1994. The increase is due primarily to the acquisition of a films business in Argentina and the deferral of costs for razing the films plant in Fremont, California, in anticipation of the sale of the land. Inventories declined from strong domestic demand for backsheet and permeable films. Depreciation exceeded capital expenditures by $1.7 million for the nine months ended September 30, 1995.

         Total liabilities declined slightly while the ratio of current assets to current liabilities was 1.8 to 1 at September 30, 1995, compared to 1.9 to 1 at December 31, 1994. Debt decreased from $38 million at December 31, 1994, to $35 million at September 30, 1995, and consisted of a $35 million, 7.2% note maturing in June 2003 (annual principal payments of $5 million will begin in 1997). On September 7, 1995, Tredegar replaced its two revolving credit facilities dated August 18 and 19, 1994, with one new, 5-year facility that permits borrowings of up to $275 million (no amounts borrowed at September 30, 1995 - see Note 3 of the Notes to the Consolidated Interim Financial Statements on page 6). Net debt (debt less cash and cash equivalents) as a percentage of net capitalization was 12% at September 30, 1995, compared with 14.4% at December 31, 1994.

         On May 15, 1995, Tredegar completed a "Dutch Auction" tender offer, repurchasing 642,797 shares of its common stock for approximately $15 million or $23 per share. Between October 30 and November 7, 1995, Tredegar purchased an additional 128,000 shares in broker transactions at prices ranging from $28 to $29.625 per share. Under a standing authorization from its board of directors, Tredegar may purchase an additional 1.2 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

         Net cash provided by continuing operating activities in excess of capital expenditures and dividends increased to $20.8 million in 1995 from $17 million in 1994 due primarily to improved operating results. This excess cash combined with the $9 million cash and cash equivalents balance at December 31, 1994, and cash from property disposals and other sources ($3.2 million), was used to fund the films acquisition in Argentina ($3.6 million), repay amounts borrowed to fund the Dutch Auction tender offer ($15 million), and repay other borrowings ($3 million), leaving $11.4 million of cash and cash equivalents at September 30, 1995.


PART II -         OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  3        Amended By-laws

                  4.1 Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank N.A. and LTCB Trust Company as Co-Agents

                  4.2 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended September 30, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Tredegar Industries, Inc.
                                               (Registrant)



Date:       November 9, 1995                  /s/ N. A. Scher
            ----------------                 ------------------------
                                              Norman A. Scher
                                              Executive Vice President,
                                              Treasurer and Chief Financial
                                              Officer (Principal Financial
                                              Officer)

Date:       November 9, 1995                  /s/ D. Andrew Edwards
            ----------------                 ------------------------
                                              D. Andrew Edwards
                                              Corporate Controller
                                              (Principal Accounting Officer)