Form 10-K
period 1995-12-31
TREDEGAR INDUSTRIES INC
filed 1996-03-25
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1996:* $208,398,257

Number of shares of Common Stock outstanding as of January 31, 1996:  12,185,300

*In determining this figure, an aggregate of 3,890,842 shares of Common Stock, reported in the registrant's proxy statement for the 1996 annual meeting of shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald and the members of their immediate families, including John D. Gottwald, has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 31, 1996, as reported by THE WALL STREET JOURNAL.

--------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Tredegar Industries, Inc.'s Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report"), are incorporated by reference into Parts I, II, and IV of this Form 10-K.

2. Portions of Tredegar Industries, Inc.'s definitive Proxy Statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.



FORM 10-K TABLE OF CONTENTS/CROSS-REFERENCE
                                                                                                                      Proxy
                                                                                Form 10-K        Annual Report      Statement
PART I                                                                             page               page             page

1.       Business ..............................................................    1-7         22-24, 29-32, 34
2.       Properties.............................................................    7-9
3.       Legal proceedings......................................................    None
4.       Submission of matters to a vote of security holders....................    None

PART II

5.       Market for registrant's common equity and related stockholder matters..                52
6.       Selected financial data................................................                20-21
7.       Management's discussion and analysis of financial condition and
         results of operations..................................................                22-24, 26-32, 34
8.       Financial statements and supplementary data............................                33-51
9.       Changes in and disagreements with accountants on accounting and
         financial disclosure...................................................    None

PART III

10.      Directors and executive officers of the registrant*....................    9-10        18                     2-4, 5
11.      Executive compensation*................................................                                       7-14
12.      Security ownership of certain beneficial owners and management*........                                       4-6
13.      Certain relationships and related transactions*........................                                       None

PART IV

14.      Exhibits, financial statement schedules and reports on Form 8-K
         (a)      Documents:
                  (1)      Financial statements.................................                35-51
                  (2)      Financial statement schedules........................    None
                  (3)      Exhibits
         (b)      Reports on Form 8-K...........................................    None
         (c)      Exhibits
         (d)      Financial statement schedules


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

                                     PART I


ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

         Tredegar Industries, Inc. ("Tredegar") is engaged directly or through subsidiaries in plastics, metal products and technology businesses (primarily rational drug design research and software).

         During July and August of 1995, Tredegar announced that it was exploring the sale of Tredegar Molded Products Company and its subsidiaries ("Molded Products") and Brudi, Inc. and its subsidiaries ("Brudi"). Molded
Products and Brudi are reported as a part of continuing operations in the Plastics and Metal Products segments, respectively. These divestitures could be completed in the first half of 1996. Information on the net sales, operating profit, identifiable assets, depreciation and amortization, and capital expenditures of Molded Products and Brudi are provided on pages 22-24 and pages 42-43 of the Annual Report.

         The following discussion of Tredegar's business segments should be read in conjunction with the information contained on pages 22-24, 26-32 and 34 of the Annual Report referred to in Item 7 below.

PLASTICS

         The Plastics segment is composed of the Film Products division ("Film Products"), Molded Products and Fiberlux, Inc. ("Fiberlux"). Film Products and Molded Products manufacture a wide range of products including specialty films, injection-molded products and custom injection molds. Broad application for
these   products  is  found  in  films  for  packaging,   medical,   industrial,
agricultural and disposable personal hygiene products, and in molded products for industrial, household, personal-care, medical and electronics products. Fiberlux produces vinyl extrusions, windows and patio doors. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Tredegar also has films plants located in the Netherlands, Brazil and Argentina, where it produces films primarily for the European and Latin American markets, respectively. The Plastics segment competes in all of its markets on the basis of the quality and prices of its products and its service.


Film Products

         Film Products produces films for two major market categories: disposables and industrial.

Disposables. Film Products is one of the largest U.S. suppliers of embossed and permeable films for disposable personal products. In each of the last three years, this class of products accounted for more than 30% of the consolidated revenues of Tredegar.

         Film Products supplies embossed films and nonwoven film laminates (cloth-like) to domestic and international manufacturers for use as backsheet in disposable products such as baby diapers, adult incontinent products, feminine hygiene products and hospital underpads. Film Products' primary customer for embossed films and nonwoven film laminates for backsheet is The Procter & Gamble Company ("P&G"), the leading global disposable diaper manufacturer. Film Products also sells embossed films to several producers of private label products. Film Products competes with several foreign and domestic film products manufacturers in the backsheet market.

         Film Products also supplies permeable films to P&G for use as liners in feminine hygiene products, adult incontinent products and hospital underpads. The processes used in manufacturing these films were developed jointly by Film Products and P&G and are covered by applicable patents held by P&G and Tredegar. Film Products also sells significant amounts of permeable films to international affiliates of P&G.

         P&G also purchases molded plastic products from Molded Products. P&G and Tredegar have had a successful, long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of business associated with P&G would have a material adverse effect on Tredegar's business.

Industrial. Film Products produces a line of oriented films for food packaging and other applications under the name Monax(R) Plus. These are high strength, high moisture barrier films that allow both cost and source reduction opportunities over current packaging mediums.

         Film Products also produces coextruded and monolayer permeable fabrics under the name of VisPore(R). These fabrics are used to regulate fluid transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications, permeable ground cover, thermal pouches for take-out food, natural cheese mold release cloths and rubber bale wrap.

         Differentially embossed monolayer and coextruded films are also produced by Film Products. Some of these films are extruded in a Class 10,000 clean room and act as a disposable, protective coversheet for photopolymers used in the manufacture of circuit boards. Other films, sold under the name of ULTRAMASK(R), are used as masking films to protect polycarbonate, acrylics and glass from damage during fabrication, shipping and handling.

Raw Materials. The primary raw materials for films produced by Film Products are low-density and linear low-density polyethylene resins, which Film Products obtains from domestic and foreign suppliers at competitive prices.

         Tredegar's management believes that there will be an adequate supply of polyethylene resins in the immediate future. Changes in resin prices, and the timing thereof, could have a significant impact on the profit margins of this division. Resin prices are fairly volatile and are generally followed by a corresponding change in selling prices.

Research and Development. Film Products has a technical center in Terre Haute, Indiana. Film Products holds 36 U.S. patents and 14 U.S. trademarks. Expenditures for research and development have averaged approximately $3.3 million per year during the past three years.


Molded Products

         See page 1 regarding the possible divestiture of Molded Products.

         Molded Products manufactures five major categories of products: packaging products, industrial products, parts for medical products, parts for electronics products and injection-mold tools. Packaging products represent more than half of Molded Products' business.

Packaging Products. The packaging group produces deodorant canisters, lip balm sticks, custom jars, plugs, fitments and closures, primarily for toiletries, cosmetics, pharmaceuticals and personal hygiene markets. Molded Products is one of the leading U.S. producers of lip balm sticks. Molded Products competes with various large producers in the packaging market.

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

Raw Materials. Polypropylene and polyethylene resins are the primary raw materials used by Molded Products. Molded Products also uses polystyrene resins. Molded Products purchases those raw materials from domestic suppliers at competitive prices. Changes in resin prices, and the timing thereof, could have a significant impact on the profitability of this division. Molded Products' management believes that there will be an adequate supply of these resins in the immediate future.

Research and Development. Molded Products owns five U.S. patents and one U.S. trademarks and has spent an average of less than $100,000 each year for the last three years for research and development. Molded Products maintains a technical center as part of its St. Petersburg, Florida, complex.


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


METAL PRODUCTS

         The Metal Products segment is composed of The William L. Bonnell Company, Inc. ("Bonnell"), Capitol Products Corporation ("Capitol") and Brudi. Bonnell and Capitol ("Aluminum Extrusions") produce soft alloy aluminum extrusions primarily for the building and construction industry, and for transportation and consumer durables markets. Brudi primarily produces steel attachments and uprights for the forklift truck market.


Aluminum Extrusions

         Aluminum Extrusions manufactures plain, anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions in the production of curtain walls, moldings, architectural shapes, running boards, tub and shower doors, boat windshields, window components and furniture, among other products. Sales are made primarily in the United States, principally east of the Rocky Mountains. Sales are substantially affected by the strength of the building and construction industry, which accounts for the majority of product sales.

         Raw materials for Aluminum Extrusions, consisting of aluminum ingot, aluminum scrap and various alloys, are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. Profit margins for products in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices, which account for a significant portion of product cost. Aluminum ingot prices are fairly volatile and are generally followed by a corresponding change in selling prices; however, there is no assurance that higher ingot costs can be passed along to customers. Tredegar does not expect critical shortages of aluminum or other required raw materials and supplies.

         Aluminum Extrusions competes primarily based on the quality and prices of its products and its service with a number of national and regional manufacturers in the industry.

         Aluminum Extrusions holds two U.S. patents and 12 U.S. trademarks.


Brudi

         See page 1 regarding the possible divestiture of Brudi.

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

         Brudi holds eight U.S. patents and three U.S. trademarks.


TECHNOLOGY

         The  Technology   segment  is  composed  primarily  of  investments  in
high-technology businesses and related research.

         Molecumetics, Ltd., a subsidiary of Tredegar ("Molecumetics"), commenced operation of its rational drug design research laboratory in Seattle, Washington. Molecumetics provides proprietary chemistry for the synthesis of small molecule therapeutics and vaccines. Using synthetic chemistry techniques, researchers can fashion small-molecules that imitate the bioactive portion of larger and more complex molecules. For customers in the pharmaceutical and biotechnology industries, these synthetically-produced compounds offer significant advantages over naturally occurring proteins in fighting diseases because they are smaller and more easily absorbed in the human body, less subject to attack by enzymes, more specific in their therapeutic activity, and faster and less expensive to produce.

         In  December  1992,  Tredegar  acquired  APPX  Software,   Inc.  ("APPX
Software"), a supplier of flexible software development environments and business applications software. In the first quarter of 1994, Tredegar wrote off $9.5 million of goodwill and other intangibles in APPX Software. The write-off was the result of management's determination that income generated by the acquired products would not be sufficient to recover the unamortized costs associated with the intangible software assets purchased. In addition, in the first quarter of 1995 APPX Software was restructured in an effort to eliminate its operating losses, which were

$478,000 in the first quarter of 1995 and $4.7 million in 1994. While new product development activities have been curtailed, APPX Software continues to sell, maintain and support existing products. In connection with the restructuring, Tredegar recognized a first-quarter charge of $2.4 million ($1.6 million after income tax benefits). For the post-restructuring period April 1 to December 31, 1995, APPX Software had an operating profit of $382,000. The market for software products is very competitive and characterized by short product life cycles.

         Molecumetics holds three U.S. patents and one U.S. trademark. Molecumetics has filed a number of other patent applications with respect to its technology. APPX Software owns four U.S. copyrights and holds one U.S. trademark. Businesses included in the Technology segment spent $5.0 million in 1995, $5.4 million in 1994 and $5.6 million in 1993 for research and development. Research and development spending declined in 1995 due to lower spending at APPX Software partially offset by higher spending at Molecumetics.


MISCELLANEOUS

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance to its Plastics segment and its Molecumetics and APPX Software subsidiaries. Tredegar routinely applies for patents on significant patentable developments with respect to all of its businesses. Patents owned by Tredegar and its subsidiaries have remaining terms ranging from 1 to 16 years. In addition, the Plastics segment and certain of Tredegar's other subsidiaries have licenses under patents owned by third parties.

Research and Development. During 1995, 1994 and 1993, approximately $8.8 million, $8.3 million and $9.1 million, respectively, was spent on company-sponsored research and development activities in connection with the businesses of Tredegar and its subsidiaries. See "Business of Tredegar - Plastics and Other Businesses."

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

         From time to time the Environmental Protection Agency may identify Tredegar or one of its subsidiaries as a potentially responsible party with respect to a Superfund site under CERCLA. To date, Tredegar, indirectly, is potentially responsible with respect to three Superfund sites. As a result, Tredegar may be required to expend amounts on remedial investigations and actions at such Superfund sites. Responsible parties under CERCLA may be jointly and severally liable for costs at a site, although typically costs are allocated among the responsible parties.

         In addition, Tredegar, indirectly, is potentially responsible for one New Jersey Spill Site Act location. Another New Jersey site is being investigated pursuant to the New Jersey Environmental Cleanup Responsibility Act.

Employees. Tredegar and its subsidiaries employ approximately 3,300 people. Tredegar considers its relations with its employees to be good.


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

Alsip, Illinois (b)                             Production of molds and molded
Excelsior Springs, Missouri (c)                 plastic products
South Grafton, Massachusetts (c)
Graham, North Carolina (leased) (c)
St. Petersburg, Florida (2) (c)
  (two production facilities
  including a technical center)
Philipsburg, Pennsylvania (leased) (c)
State College, Pennsylvania (leased) (c)

Pawling, New York                               Production of vinyl extrusions,
Purchase, New York (headquarters) (leased)      windows and patio doors

--------
(a) Acquired by Tredegar during the first quarter of 1995.
(b) Tredegar has announced the closing or other disposition of this plant.
(c) Tredegar has announced that it is exploring the sale of Molded Products.

METAL PRODUCTS

         The Metal Products segment has the following principal plants and facilities:

LOCATION                                        PRINCIPAL OPERATIONS
Carthage, Tennessee                             Production of aluminum
Kentland, Indiana                               extrusions, finishing
Newnan, Georgia

Ridgefield, Washington (d)                      Production of uprights
Adelaide, Australia (d)                         and attachments
Halifax, England (d)


TECHNOLOGY

         Molecumetics leases its laboratory space in Bellevue, Washington. APPX Software leases office space in Richmond, Virginia.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF TREDEGAR

         Set forth below are the names, ages and titles of the executive officers of Tredegar:

NAME                           AGE          TITLE

John D. Gottwald               41           President and
                                            Chief Executive Officer

Richard W. Goodrum             67           Executive Vice President and
                                            Chief Operating Officer
                                            (Retiring as of April 1, 1996)

--------
(d) Tredegar has announced that it is exploring the sale of Brudi.

Norman A. Scher               58             Executive Vice President,
                                             Chief Financial Officer
                                             and Treasurer

Michael W. Giancaspro         41             Vice President, Corporate
                                             Planning

Steven M. Johnson             45             Vice President, Corporate
                                             Development

Douglas R. Monk               50             Vice President and President,
                                             Aluminum Extrusions

Anthony J. Rinaldi            58             Vice President and President,
                                             Film Products

Frederick P. Woods            51             Vice President, Personnel

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The information contained on page 52 of the Annual Report under the captions "Dividend Information," "Stock Listing" and "Market Prices of Common Stock and Shareholder Data" is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information for the six years ended December 31, 1995, contained in the "Six-Year Summary" on pages 20 and 21 of the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The textual and tabular information concerning the years 1995, 1994 and 1993 contained on pages 22 through 24, 26 through 32 and 34 of the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements contained on pages 36 through 39, the notes to financial statements contained on pages 40 through 51, the report of independent accountants on page 35, and the information under the caption "Selected Quarterly Financial Data (Unaudited)" on page 33 and related notes on page 34 of the Annual Report are incorporated herein by reference.


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

         The information contained on page 5 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The  information  contained on pages 7 through 14 of the Proxy
         Statement  under  the  caption   "Compensation   of  Executive Officers
         and Directors" concerning executive compensation is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The information contained on pages 4 through 6 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)  Documents:

              (1) Financial statements - the following consolidated financial statements of the registrant are included on pages 35 to 51 in the Annual Report and are incorporated herein by reference in Item 8.

                    Report of independent accountants.

                    Consolidated balance sheets as of December 31, 1995 and 1994.

                    Consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1995, 1994 and 1993.

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

                    3.2 Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q
                              for  the   quarter   ended September  30, 1994,
                              and incorporated herein by reference)

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
                              reference)

                     4.4 Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank N.A. and
                              LTCB Trust Company as Co-Agents   (filed  as
                              Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

                     4.5 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as
                              Exhibit   4.2  to   Tredegar's Quarterly  Report
                              on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

                    10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl Corporation ("Ethyl") (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and
                              incorporated   herein  by reference)

                   *10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as
                              Exhibit  10.2  to   Tredegar's Annual  Report  on
                              Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

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

                    11       Statement re:  Computation of Earnings Per Share

                    13 Tredegar Annual Report to Shareholders for the year ended December 31, 1995 (See Note 1)

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

                                                       TREDEGAR INDUSTRIES, INC.
                                                       (Registrant)


Dated:  February 21, 1996                           By     /s/ JOHN D. GOTTWALD
                                                       -------------------------
                                                            John D. Gottwald
                                                                President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 1996.


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

3.2         Amended  By-laws  of  Tredegar  (filed as  Exhibit  3 to  Tredegar's
            Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
            1995, and incorporated herein by reference)

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

4.4 Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical
            Bank as  Administrative  Agent and  NationsBank  N.A. and LTCB Trust
            Company as Co-Agents  (filed as Exhibit 4.1 to Tredegar's  Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.5         Consent and Agreement  dated  September 26, 1995,  between  Tredegar
            Industries,  Inc. and Metropolitan  Life Insurance Company (filed as
            Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)






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

 11         Statement re:  Computation of Earnings Per Share

 13         Tredegar Annual Report to Shareholders for the year ended December
            31, 1995 (See Note 1)

 21         Subsidiaries of Tredegar

 23.1       Consent of Independent Accountants

 27         Financial Data Schedule


*The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.