Form 10-Q
period 1996-03-31
TREDEGAR INDUSTRIES INC
filed 1996-05-10
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               -----------------------      --------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Virginia                                54-1497771
- ---------------------------------------     ------------------------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                           23225
- ---------------------------------------      -----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ----
     The number of shares of Common Stock, no par value, outstanding as of April 30, 1996: 12,196,488

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)


                                                            March 31,   Dec. 31,
                                                              1996        1995
                                                            ---------   --------
Assets
Current assets:
    Cash and cash equivalents                               $ 63,721    $  2,145
    Accounts and notes receivable                             61,794      71,673
    Inventories                                               17,516      33,148
    Income taxes recoverable                                    --         2,179
    Deferred income taxes                                     16,459      14,882
    Prepaid expenses and other                                 2,792       2,375
    Net assets of Brudi held for sale                         18,192        --
                                                            --------    --------
        Total current assets                                 180,474     126,402
                                                            --------    --------
Property, plant and equipment, at cost                       256,392     326,526
Less accumulated depreciation and amortization               164,155     204,074
                                                            --------    --------
        Net property, plant and equipment                     92,237     122,452
                                                            --------    --------
Other assets and deferred charges                             35,606      35,186
Goodwill and other intangibles                                19,831      30,012
                                                            ========    ========
        Total assets                                        $328,148    $314,052
                                                            ========    ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                        $ 28,101    $ 31,105
    Accrued expenses                                          36,392      38,648
    Income taxes payable                                       6,868        --
                                                            --------    --------
        Total current liabilities                             71,361      69,753
Long-term debt                                                35,000      35,000
Deferred income taxes                                         19,545      22,218
Other noncurrent liabilities                                  15,926      16,560
                                                            --------    --------
        Total liabilities                                    141,832     143,531
                                                            --------    --------
Shareholders' equity:
    Common stock, no par value                               113,119     112,908
    Foreign currency translation adjustment                      413         445
    Retained earnings                                         72,784      57,168
                                                            --------    --------
        Total shareholders' equity                           186,316     170,521
                                                            --------    --------
        Total liabilities and shareholders' equity          $328,148    $314,052
                                                            ========    ========


                See accompanying notes to financial statements.

                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                        ------------------------
                                                             1996        1995
                                                        ------------ -----------

Revenues:
    Net sales                                          $ 141,387      $ 151,083
    Other income (expenses), net                            (383)          (101)
                                                       ---------      ---------
        Total                                            141,004        150,982
                                                       ---------      ---------

Costs and expenses:
    Cost of goods sold                                   113,734        128,005
    Selling, general and administrative                   11,220         12,421
    Research and development                               2,429          1,970
    Interest                                                 650            723
    Unusual items                                        (10,747)           650
                                                       ---------      ---------
        Total                                            117,286        143,769
                                                       ---------      ---------
Income before income taxes                                23,718          7,213
Income taxes                                               7,371          2,768
                                                       ---------      ---------
Net income                                             $  16,347      $   4,445
                                                       =========      =========

Earnings per common and dilutive common
    equivalent share                                   $    1.27      $    0.33
                                                       =========      =========

Shares used to compute earnings per
    common and dilutive common equivalent
    share                                                 12,877         13,512
                                                       =========      =========

                See accompanying notes to financial statements.

                                    Tredegar Industries, Inc.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                         -----------------------
                                                             1996        1995
                                                         ------------ ----------
Cash flows from operating activities:
    Net income                                             $ 16,347    $  4,445
    Adjustments for noncash items:
        Depreciation                                          6,047       5,755
        Amortization of intangibles                             143         148
        Deferred income taxes                                (2,623)      1,104
        Accrued pension income and postretirement
           benefits                                            (401)       (453)
        Pretax gain on the sale of Molded Products          (19,893)       --
        Pretax loss on the expected sale of Brudi             9,146        --
    Changes in assets and  liabilities,  net of effects  from  divestitures  and acquisition:
        Accounts and notes receivable                        (5,875)    (14,873)
        Inventories                                           1,638       3,873
        Income taxes recoverable                              2,179       1,404
        Prepaid expenses and other                             (617)     (2,113)
        Accounts payable                                      2,911       8,002
        Accrued expenses and income taxes payable             6,805         269
    Other, net                                                  141        (997)
                                                           --------    --------
        Net cash provided by operating activities            15,948       6,564
                                                           --------    --------
Cash flows from investing activities:
    Capital expenditures                                     (7,817)     (3,970)
    Acquisition (net of $358 cash acquired)                    --        (3,637)
    Investments                                                 (50)       (800)
    Property disposals                                           43         175
    Proceeds from the sale of Molded Products
        (net of transaction costs of $3,527)                 53,973        --
    Other, net                                                   28         155
                                                           --------    --------
        Net cash provided by (used in) investing
           activities                                        46,177      (8,077)
                                                           --------    --------
Cash flows from financing activities:
    Dividends paid                                             (731)       (542)
    Net decrease in borrowings                                 --        (2,500)
    Other, net                                                  182         520
                                                           --------    --------
        Net cash used in financing activities                  (549)     (2,522)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents             61,576      (4,035)
Cash and cash equivalents at beginning of period              2,145       9,036
                                                           ========    ========
Cash and cash equivalents at end of period                 $ 63,721    $  5,001
                                                           ========    ========

                            TREDEGAR INDUSTRIES, INC
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


     1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 1996, and the consolidated results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

     2. On March 29, 1996, Tredegar sold all of the outstanding capital stock of its injection molding subsidiary, Tredegar Molded Products Company, including Polestar Plastics Manufacturing Company (together "Molded Products"), to Precise Technology, Inc. ("Precise") for cash consideration of $57.5 million. In addition, Tredegar received unregistered cumulative redeemable preferred stock of Precise with a face amount of $2.5 million, which is not currently marketable. Dividends on the preferred stock are payable quarterly at an annual rate of 7% beginning June 30, 1996. The preferred stock is redeemable in full on March 29, 2007 or earlier upon the occurrence of certain events. Both dividends and redemption are subordinated to other outstanding debt of Precise.

          No value has been assigned by Tredegar to the preferred stock received from Precise due to the uncertainty of redemption. Consistent therewith, dividend income on such stock will not be recognized by Tredegar until received.

          Proceeds from the sale of Molded Products will be invested in cash equivalents until other opportunities, in existing businesses or elsewhere, are identified.

          Tredegar recognized a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products in the first quarter of 1996. The gain was partially offset by a first-quarter charge of $9.1 million ($5.7 million after income tax benefits) related to an anticipated loss on Tredegar's divestiture of Brudi, Inc. and its subsidiaries (together "Brudi"), which is expected to occur during the second quarter of 1996. The Brudi charge includes a $1 million loss accrued for payments remaining under a noncompetition and secrecy agreement entered into when Tredegar acquired Brudi on April 1, 1991. As of March 31, 1996, Brudi had net assets of $18.2 million (stated at estimated proceeds from expected disposal less cost to sell).

          Additional information on the sales and operating results for Molded Products and Brudi is provided in Note 3 on page 6 and the segment tables on page 9.

     3. Historical and pro forma net income and earnings per common and dilutive common equivalent share, adjusted for unusual items affecting the comparability of operating results and the pro forma effects of the Molded Products sale and the expected divestiture of Brudi (see
          Note 2 on page 5), are presented below:


                                                                         (In Thousands Except Per-Share
                                                                                    Amounts)

                                                                        Three Months            Year Ended
                                                                       Ended March 31            Dec. 31,
                                                                 -------------------------      ----------
                                                                    1996            1995           1995
                                                                 ---------       ---------      ----------
Historical net income as reported                                $ 16,347        $  4,445        $ 24,053
After-tax effects of unusual items:
    Combined net gain on the sale of Molded
        Products and the expected divestiture of Brudi             (8,059)           --              --
    Gain on sale of Regal Cinema shares                              --              --              (451)
    APPX Software restructuring charge                               --             1,560           1,560
    Recovery in connection with a Film Products
        product liability lawsuit                                    --            (1,068)         (1,068)
                                                                                 --------        --------        -----
Historical net income as adjusted for unusual items                 8,288           4,937          24,094
Pro forma adjustments:
    Combined after-tax operating profit of Molded
        Products and Brudi                                           (737)            (17)         (1,696)
    Reduction of Tredegar's after-tax cost for certain
        benefit plans due to the curtailment of
        participation by Molded Products employees                    161             133             531
    After-tax interest income on assumed investment
        in cash equivalents of expected after-tax
        divestiture proceeds at an annual rate of
        5.40%, 5.95% and 5.90%, respectively                          571             625           2,478
                                                                                 --------        --------        -----
Pro forma net income as adjusted for unusual items
    and the pro forma effects of the Molded Products
    sale and the expected divestiture of Brudi                   $  8,283        $  5,678        $ 25,407
                                                                                 ========        ========        =====

Earnings per common and dilutive common
    equivalent share (adjusted for 3-for-2 stock split
    effective January 1, 1996):
    As reported                                                  $    1.27       $   0.33        $   1.80
    As adjusted for unusual items                                     0.64           0.36            1.80
    Pro forma as adjusted for unusual items and the
        pro forma effects of the Molded Products sale
        and the expected divestiture of Brudi                         0.64           0.42            1.90

          The pro forma operating results presented above assume that Tredegar sold Molded Products and Brudi at the beginning of the periods shown and invested related after-tax proceeds of approximately $48 million and $21 million, respectively, in cash equivalents. The pro forma financial information is unaudited and does not purport to be indicative of the future results or financial position of Tredegar or the net income and financial position that would actually have been attained had the divestitures occurred on the dates or for the period indicated.

4.       The components of inventories are as follows:

                                                         (In Thousands)
                                                     March 31           Dec. 31
                                                       1996               1995
                                                     --------           --------

           Finished goods                             $ 2,065            $ 4,619
           Work-in-process                              1,324              4,217
           Raw materials                                7,728             17,946
           Stores, supplies and other                   6,399              6,366
                                                      =======            =======
               Total                                  $17,516            $33,148
                                                ==============     =============

          The decline in inventory during the period is due primarily to the sale of Molded Products on March 29, 1996,and the classification in current assets at March 31, 1996, of the net assets of Brudi expected to be sold during the second quarter of 1996 (see Note 2 on page 5).

5. Interest payments (net of amount capitalized) for the three months ended March 31, 1996 and 1995 were $20,000 and $84,000, respectively. Income tax payments (net) for the three months ended March 31, 1996 and 1995 were $700,000 and $1.8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               First Quarter 1996 Compared with First Quarter 1995

     Net income for the first quarter of 1996 was $16.3 million or $1.27 per share, up from $4.4 million or 33 cents per share in the first quarter of 1995. Unusual items recognized in the first quarter of 1996 affecting the comparability of operating results include a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products on March 29, 1996, partially offset by a charge of $9.1 million ($5.7 million after income tax benefits) related to an anticipated loss on Tredegar's divestiture of Brudi, which is expected to occur during the second quarter of 1996 (see Note 2 on page 5 and Note 3 on page 6). Unusual items recognized in the first quarter of 1995 affecting the comparability of operating results include a charge of $2.4 million ($1.6 million after income tax benefits) for the restructuring of APPX Software and a recovery of $1.75 million ($1.1 million after income taxes) related to a final judgment in connection with a Film Products product liability lawsuit.

     Net income excluding unusual items for the first quarter of 1996 was $8.3 million or 64 cents per share, up from $4.9 million or 36 cents per share in the first quarter of 1995. The improved results were driven primarily by higher volume in domestic and foreign disposable films (mainly films used in personal hygiene products), and cost reductions and quality improvements in Aluminum Extrusions.

     First-quarter net sales decreased by 6.4% in 1996 due primarily to lower selling prices, reflecting lower plastic resin and aluminum costs, and lower volume in Aluminum Extrusions, partially offset by higher volume of disposable films.

     The gross profit margin during the first quarter of 1996 increased to 19.6% from 15.3% in 1995 due to higher disposable films volume and lower plastic resin costs in Film Products, cost reductions and quality improvements in Aluminum Extrusions, and improved profitability at Brudi and Molded Products.

     Selling, general and administrative expenses decreased by $1.2 million or 9.7% due primarily to cost reductions at APPX Software and Molded Products and lower bad debt expenses and sales commissions in Aluminum Extrusions, partially offset by selling, general and administrative expenses from the plastics films business acquired in Argentina in March 1995.

     Research and development expenses increased by $459,000 or 23.3% due to higher product development spending at Film Products and higher spending at Molecumetics.

     Interest expense declined due to lower revolving credit facility fees and slightly lower average debt outstanding.

     The effective tax rate excluding unusual items declined to 36.1% from 37.2% due primarily to a lower effective state income tax rate from proportionally higher domestic income in states with lower tax rates, a reduction of certain losses not deductible for state income tax purposes and proportionally higher foreign income.

                                 Segment Results

     The following tables present Tredegar's net sales and operating profit by segment for the three months ended March 31, 1996 and 1995.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                           Three Months         Favorable
                                          Ended March 31         (Unfav.)
                                     ------------------------
                                        1996          1995      % Change
                                     ---------      --------    --------

Plastics:
    Film Products and Fiberlux       $ 59,457       $ 60,907        (2.4)
    Molded Products                    21,131         21,727        (2.7)
Metal Products:
    Aluminum Extrusions                52,916         59,547       (11.1)
    Brudi                               7,512          8,524       (11.9)
Technology                                371            378        (1.9)
                                     ========       ========      ======
Total net sales                      $141,387       $151,083        (6.4)
                                     ========       ========      ======

                          Operating Profit by Segment
                                 (In Thousands)
                                  (Unaudited)

                                               Three Months            Favorable
                                              Ended March 31           (Unfav.)
                                         ------------------------
                                           1996          1995          % Change
                                         --------      ---------       ---------

Plastics:
    Film Products and Fiberlux           $ 11,045      $  8,897            24.1
    Molded Products                         1,011           398           154.0
    Unusual items (a)                      19,893         1,750         1,036.7
                                         --------      --------         --------
                                           31,949        11,045           189.3
                                         --------      --------         --------
Metal Products:
    Aluminum Extrusions                     4,976         3,627            37.2
    Brudi                                     223          (302)           --
    Unusual items (b)                      (9,146)         --              --
                                         --------      --------         --------
                                           (3,947)        3,325            --
                                         --------      --------         --------
Technology:
    Ongoing operations                     (1,245)       (1,655)           24.8
    Unusual items (c)                        --          (2,400)          100.0
                                         --------      --------         --------
                                           (1,245)       (4,055)           69.3
                                         --------      --------         --------
    Total operating profit                 26,757        10,315           159.4
Interest expense                              650           723            10.1
Corporate expenses, net                     2,389         2,379            (0.4)
                                         --------      --------         --------
Income before income taxes                 23,718         7,213           228.8
Income taxes                                7,371         2,768          (166.3)
                                         ========      ========         ========
Net income (d)                           $ 16,347      $  4,445           267.8
                                         ========      ========         ========


     Notes to Segment Tables:

     (a) Includes a pretax gain recognized in the first quarter of 1996 on the sale of Molded Products and a recovery recognized in the first quarter of 1995 related to a final judgment in connection with a Film Products product liability lawsuit (see Note 2 on page 5 and Note 3 on page 6)

     (b) Represents a pretax charge for the anticipated loss on Tredegar's divestiture of Brudi, which is expected to occur during the second quarter of 1996 (see Note 2 on page 5 and Note 3 on page 6).

     (c)  Represents a pretax charge for the restructuring of APPX Software (see
          Note 3 on page 6).

     (d) See Note 3 on page 6 for historical and pro forma net income and earnings per common and dilutive common equivalent share adjusted for unusual items affecting the comparability of operating results and the pro forma effects of the Molded Products sale and the expected divestiture of Brudi.


         Sales in Film Products decreased during the first quarter of 1996 due to lower selling prices, reflecting lower plastic resin costs, partially offset by higher volume in domestic and foreign disposable films. Operating profit improved in Film Products due to higher disposable films volume and lower resin costs, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production. Sales also declined in Molded Products and Fiberlux, reflecting lower selling prices and raw material costs, while operating profits and margins improved.

         Sales in Aluminum Extrusions declined during the first quarter of 1996 by 11.1% due to lower volume (down 7.1%) and lower selling prices, which reflected lower aluminum costs. Operating profit increased by $1.3 million or 37.2% due to higher margins resulting from lower aluminum costs, sales commissions and bad debt expenses and quality improvements. Brudi sales declined while operating profit improved due to lower bad debt expenses and higher margins.

         Ongoing Technology segment losses declined by $410,000 during the first quarter of 1996 due to the restructuring of APPX Software, partially offset by higher research and development spending at Molecumetics.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $328.1 million at March 31, 1996, from $314.1 million at December 31, 1995, due to the sale of Molded Products for cash consideration of $57.5 million, which was $13.3 million greater than the book value of its assets at December 31, 1995. Accounts payable, accrued expenses, deferred income taxes and other noncurrent liabilities declined from December 31, 1995 to March 31, 1996, due to the sale of Molded Products and the classification in current assets at March 31, 1996, of the net assets of Brudi expected to be sold during the second quarter of 1996. Income taxes payable of $6.9 million primarily reflects the income taxes due on the gain from the sale of Molded Products, which are expected to paid by June 15, 1996.

         Debt at March 31, 1996 and December 31, 1995, consisted of a $35 million, 7.2% note maturing in June 2003 (annual principal payments of $5 million will begin in June 1997). At March 31, 1996, Tredegar had cash and cash equivalents in excess of debt of $28.7 million, compared to net debt (debt in excess of cash and cash equivalents) of $32.9 million at December 31, 1995.

         Net cash provided by operating activities in excess of capital expenditures and dividends increased to $7.4 million in the first quarter of 1996 from $2.1 million in 1995 due to improved operating results and the timing of income tax payments (including income taxes due on the gain from the sale of Molded Products), partially offset by higher capital expenditures. For the quarter ended March 31, 1996, capital expenditures of $7.8 million exceeded depreciation and prior-period capital expenditures by $1.8 million and $3.9 million, respectively, due to capital additions for new nonwoven film laminate capacity, expansion of permeable film capacity in Europe and Brazil, and the initial phases of a modernization program to upgrade certain areas of the aluminum extrusions facility in Newnan, Georgia. Approximately $4.2 million is expected to be spent on the Newnan program in 1996 and 1997, most of which will occur in 1996.

         The $7.4 million of excess cash generated during the first quarter of 1996 combined with the $2.1 million cash and cash equivalents balance at December 31, 1995, the proceeds from the sale of Molded Products ($54 million after transaction costs) and cash from property disposals and other sources ($200,000), resulted in a $63.7 million cash and cash equivalents balance at March 31, 1996.

PART II -         OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule

     (b)          Reports on Form 8-K.

                  On March 29, 1996, Tredegar sold all of the outstanding capital stock of its injection molding subsidiary, Tredegar Molded Products Company, including Polestar Plastics Manufacturing Company (together "Molded Products"), to Precise Technology, Inc. ("Precise") for cash consideration of $57.5 million. In addition, Tredegar received unregistered cumulative redeemable preferred stock of Precise with a face amount of $2.5 million, which is not currently marketable. Dividends on the preferred stock are payable quarterly at an annual rate of 7% beginning June 30, 1996. Included in the Form 8-K was pro forma financial information reflecting the divestiture of Molded Products.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Tredegar Industries, Inc.
                                       (Registrant)



Date:       May 10, 1996               /s/ N. A. Scher
            ---------------------    -------------------------------------------
                                     Norman A. Scher
                                     Executive Vice President,
                                     Treasurer and Chief Financial
                                     Officer (Principal Financial
                                     Officer)

Date:       May 10, 1996              /s/ D. Andrew Edwards
            ---------------------    -------------------------------------------
                                     D. Andrew Edwards
                                     Corporate Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.          Description

       11            Statement re computation of earnings per share

       27            Financial Data Schedule