Form 10-Q
period 1996-06-30
TREDEGAR INDUSTRIES INC
filed 1996-08-13
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /           OF THE SECURITIES EXCHANGE ACT OF 1934
- ----

For the quarterly period ended June 30, 1996

                                                         OR

 ___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /           OF THE SECURITIES EXCHANGE ACT OF 1934
- ----


For the transition period from ------------------- to -------------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                      54-1497771
- ----------------------------------------      ----------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                          23225
- -----------------------------------------     ----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X      No
         -----       -----

     The number of shares of Common Stock, no par value, outstanding as of July 31, 1996: 12,205,998

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           Tredegar Industries, Inc.
                          Consolidated Balance Sheets
                                 (In Thousands)
                                  (Unaudited)

                                                            June 30,    Dec. 31,
                                                              1996        1995
                                                           ---------    --------

Assets
Current assets:
    Cash and cash equivalents                              $ 85,027     $  2,145
    Accounts and notes receivable                            60,952       71,673
    Inventories                                              17,196       33,148
    Income taxes recoverable                                   --          2,179
    Deferred income taxes                                    15,968       14,882
    Prepaid expenses and other                                2,119        2,375
                                                           --------     --------
       Total current assets                                 181,262      126,402
                                                           --------     --------
Property, plant and equipment, at cost                      260,138      326,526
Less accumulated depreciation and amortization              167,022      204,074
                                                           --------     --------
       Net property, plant and equipment                     93,116      122,452
                                                           --------     --------
Other assets and deferred charges                            37,811       35,186
Goodwill and other intangibles                               20,162       30,012
                                                           ========     ========
       Total assets                                        $332,351     $314,052
                                                           ========     ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                       $ 30,952     $ 31,105
    Accrued expenses                                         32,238       38,648
    Income taxes payable                                      4,915         --
                                                           --------     --------
       Total current liabilities                             68,105       69,753
Long-term debt                                               35,000       35,000
Deferred income taxes                                        19,326       22,218
Other noncurrent liabilities                                 15,787       16,560
                                                           --------     --------
       Total liabilities                                    138,218      143,531
                                                           --------     --------
Shareholders' equity:
    Common stock, no par value                              113,100      112,908
    Foreign currency translation adjustment                     310          445
    Retained earnings                                        80,723       57,168
                                                           --------     --------
       Total shareholders' equity                           194,133      170,521
                                                           --------     --------
       Total liabilities and shareholders' equity          $332,351     $314,052
                                                           ========     ========

              See accompanying notes to financial statements.


                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                     Second Quarter              Six Months
                                                     Ended June 30             Ended June 30
                                                 ---------------------    ----------------------
                                                     1996        1995         1996         1995
                                                 ---------   ---------    ---------    ---------

Revenues:
    Net sales                                    $ 126,331   $ 149,682    $ 267,718    $ 300,765
    Other income (expense), net                        798        (248)         415         (349)
                                                 ---------   ---------    ---------    ---------
       Total                                       127,129     149,434      268,133      300,416
                                                 ---------   ---------    ---------    ---------

Costs and expenses:
    Cost of goods sold                             100,488     124,330      214,222      252,335
    Selling, general and administrative              9,895      12,837       21,115       25,258
    Research and development                         2,591       1,797        5,020        3,767
    Interest expense                                   499         854        1,149        1,577
    Unusual items                                     --          --        (10,747)         650
                                                 ---------   ---------    ---------    ---------
       Total                                       113,473     139,818      230,759      283,587
                                                 ---------   ---------    ---------    ---------
Income before income taxes                          13,656       9,616       37,374       16,829
Income taxes                                         4,983       3,542       12,354        6,310
                                                 ---------   ---------    ---------    ---------
Net income                                       $   8,673   $   6,074    $  25,020    $  10,519
                                                 =========   =========    =========    =========

Earnings per common and dilutive common
    equivalent share                             $     .66   $     .45    $    1.92    $     .78
                                                 =========   =========    =========    =========

Shares used to compute earnings per
    common and dilutive common equivalent
    share                                           13,124      13,445       13,020       13,604
                                                 =========   =========    =========    =========

                          See accompanying notes to financial statements


                            Tredegar Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                              Six Months
                                                                            Ended June 30
                                                                      -----------------------
                                                                        1996              1995
                                                                      --------          --------
Cash flows from operating activities:
    Net income                                                        $ 25,020          $ 10,519
    Adjustments for noncash items:
       Depreciation                                                     10,566            11,755
       Amortization of intangibles                                         226               290
       Deferred income taxes                                            (2,279)              707
       Accrued pension income and postretirement
           benefits                                                     (1,136)             (879)
       Pretax gain on the sale of Molded Products                      (19,893)               --
       Pretax loss on the sale of Brudi                                  9,146                --
    Changes in assets and  liabilities,  net of
       effects from divestitures and acquisition:
       Accounts and notes receivable                                    (4,770)           (8,904)
       Inventories                                                       1,719             4,174
       Income taxes recoverable                                          2,179              (317)
       Prepaid expenses and other                                         (118)           (1,512)
       Accounts payable                                                  5,681             2,706
       Accrued expenses and income taxes payable                           689            (1,094)
    Other, net                                                             611              (361)
                                                                      --------          --------
       Net cash provided by operating activities                        27,641            17,084
                                                                      --------          --------
Cash flows from investing activities:
    Capital expenditures                                               (13,506)          (10,434)
    Acquisition (net of $358 cash acquired)                               --              (3,637)
    Investments                                                         (1,232)             (858)
    Property disposals                                                      45               559
    Proceeds from the sale of Molded Products
       and Brudi                                                        71,598                --
    Other, net                                                            (362)              518
                                                                      --------          --------
       Net cash provided by (used in) investing
           activities                                                   56,543           (13,852)
                                                                      --------          --------
Cash flows from financing activities:
    Dividends paid                                                      (1,465)           (1,046)
    Net decrease in borrowings                                            --               9,000
    Repurchases of Tredegar common stock                                  (583)          (14,974)
    Other, net                                                             746             1,054
                                                                      --------          --------
       Net cash used in financing activities                            (1,302)           (5,966)
                                                                      --------          --------
Increase (decrease) in cash and cash equivalents                        82,882            (2,734)
Cash and cash equivalents at beginning of period                         2,145             9,036
                                                                      ========          ========
Cash and cash equivalents at end of period                            $ 85,027          $  6,302
                                                                      ========          ========

              See accompanying notes to financial statements.


                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 1996, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1996 and 1995. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

2. On March 29, 1996, Tredegar sold all of the outstanding capital stock of its injection molding subsidiary, Tredegar Molded Products Company, including Polestar Plastics Manufacturing Company (together "Molded Products"), to Precise Technology, Inc. ("Precise") for cash consideration of $57.5 million ($54 million after transaction costs). In addition, Tredegar received unregistered cumulative redeemable preferred stock of Precise with a face amount of $2.5 million, which is not currently marketable. Dividends on the preferred stock are payable quarterly at an annual rate of 7% beginning June 30, 1996. The preferred stock is redeemable in full on March 29, 2007, or earlier upon the occurrence of certain events. Both dividends and redemption are subordinated to other outstanding debt of Precise. No value has been assigned by Tredegar to the preferred stock received from Precise due to the uncertainty of redemption. Consistent therewith, dividend income on such stock is not recognized by Tredegar until received.

         During the second quarter of 1996, Tredegar completed the sale of Brudi, Inc. and its subsidiaries (together "Brudi") for cash consideration of approximately $18.1 million ($17.6 million after transaction costs).

         Proceeds from the sale of Molded Products and Brudi will be invested in cash equivalents until other opportunities, in existing businesses or elsewhere, are identified.

         Tredegar recognized a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products in the first quarter of 1996. The gain was partially offset by a first-quarter charge of $9.1 million ($5.7 million after income tax benefits) related to the loss on the divestiture of Brudi. The Brudi charge includes a $1 million loss accrued for payments remaining under a noncompetition and secrecy agreement entered into when Tredegar acquired Brudi on April 1, 1991.

         Additional information on the sales and operating results for Molded Products and Brudi is provided in Note 3 on page 6 and the segment tables on page 10.

3. Historical and pro forma net income and earnings per common and dilutive common equivalent share, adjusted for unusual items affecting the comparability of operating results and the pro forma effects of the divestitures of Molded Products and Brudi (see Note 2 on page 5), are presented below:

                                                                             (In Thousands Except Per-Share
                                                                                     Amounts)

                                                                                                                              Last
                                                                                                                             Twelve
                                                             Second Quarter              Six Months           Year Ended     Months
                                                             Ended June 30              Ended June 30           Dec. 31,      Ended
                                                         --------------------       --------------------      ---------     -------
                                                           1996        1995           1996        1995          1995        6/30/96
                                                         -------     --------       --------    --------      ---------     -------

 Historical net income as reported                       $ 8,673      $ 6,074       $ 25,020    $ 10,519      $  24,053     $38,554
 After-tax effects of unusual items:
     Combined net gain on the divestitures of
        Molded Products and Brudi                           --           --           (8,059)       --              --       (8,059)
     Gain on sale of Regal Cinema shares                    --           --             --          --             (451)       (451)
     APPX Software restructuring charge                     --           --             --         1,560          1,560        --
     Recovery in connection with a Film Products
        product liability lawsuit                           --           --             --        (1,068)        (1,068)       --
                                                         -------      -------       --------    --------      ---------     -------
 Historical net income as adjusted for unusual items ..    8,673        6,074         16,961      11,011         24,094      30,044
 Pro forma adjustments:
     Combined after-tax operating (profit) loss of
        Molded Products and Brudi                             22       (1,043)          (715)     (1,060)        (1,696)     (1,351)
     Reduction of Tredegar's after-tax cost for certain
        benefit plans due to the curtailment of
        participation by Molded Products employees          --            133            161         266            531         426
     After-tax interest income on assumed investment
        in cash equivalents of after-tax divestiture
        proceeds at an annual rate ranging from 5.40%
        to 5.95%                                             153          624            724       1,249          2,478       1,953
                                                         -------      -------       --------    --------      ---------     -------
 Pro forma net income as adjusted for unusual items
     and the pro forma effects of the divestitures of
     Molded Products and Brudi                           $ 8,848      $ 5,788       $ 17,131    $ 11,466      $  25,407     $31,072
                                                         =======      =======       ========    ========      =========     =======

 Earnings per common and dilutive common
     equivalent share (adjusted for 3-for-2 stock split
     effective January 1, 1996):
     As reported                                          $  .66    $     .45       $   1.92    $    .78      $    1.80     $2.96
     As adjusted for unusual items                           .66          .45           1.30         .81           1.80      2.30
     Pro forma as adjusted for unusual items and the
        pro forma effects of the divestitures of
        Molded Products and Brudi                            .67          .43           1.32         .84           1.90      2.38


         The pro forma operating results presented above assume that Tredegar sold Molded Products and Brudi at the beginning of the periods shown (except no pro forma adjustments are applicable to Molded Products in the second quarter of 1996 since it was sold prior to that time) and invested related after-tax proceeds of approximately $48 million and $21 million, respectively, in cash equivalents. The pro forma financial information is unaudited and does not purport to be indicative of the future results or financial position of Tredegar or the net income and financial position that would actually have been attained had the divestitures occurred on the dates or for the period indicated.

4.       The components of inventories are as follows:

                                                    (In Thousands)
                                              June 30            Dec. 31
                                               1996               1995
                                           --------------     --------------
           Finished goods                        $ 2,108            $ 4,619
           Work-in-process                         1,242              4,217
           Raw materials                           7,416             17,946
           Stores, supplies and other              6,430              6,366
                                           ==============     ==============
               Total                             $17,196            $33,148
                                           ==============     ==============

         The decline in inventory during the period is due primarily to the sale of Molded Products and Brudi (see Note 2 on page 5).

5. Interest payments (net of amount capitalized) for the six months ended June 30, 1996 and 1995 were $1.2 million and $1.6 million, respectively. Income tax payments (net) for the six months ended June 30, 1996 and 1995 were $7.4 million and $7.5 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

              Second Quarter 1996 Compared with Second Quarter 1995

         Net income for the second quarter of 1996 was $8.7 million or 66 cents per share, up from $6.1 million or 45 cents per share in the second quarter of 1995. The improved results were driven primarily by higher volume of diaper backsheet, agricultural and masking films in Film Products and higher volume in Aluminum Extrusions.

         Second-quarter net sales decreased by 15.6% in 1996 due primarily to the divestitures of Molded Products and Brudi and lower selling prices (reflecting lower plastic resin and aluminum costs), partially offset by higher volume of diaper backsheet, agricultural and masking films and aluminum extrusions.

         The gross profit margin during the second quarter of 1996 increased to 20.5% from 16.9% in 1995 due primarily to higher volume of diaper backsheet, agricultural and masking films, improved operating results in Argentina, lower plastic resin costs and the effects of divestitures, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production.

         Selling, general and administrative expenses decreased by $2.9 million or 22.9% due to the divestitures of Molded Products and Brudi and cost reductions at APPX Software. Research and development expenses increased by $794,000 or 44.2% due to higher spending at Molecumetics and higher product development spending at Film Products.

         Interest income, which is included in other income in the consolidated statements of income, increased to $740,000 in 1996 from $63,000 in 1995 due to the investment in cash equivalents of divestiture proceeds and cash generated from operations. Interest expense declined due to higher capitalized interest from an increase in capital expenditures, lower revolving credit facility fees and lower average debt outstanding.

         The effective tax rate declined slightly to 36.5% in the second quarter of 1996 from 36.8% in the second quarter of 1995 due primarily to a lower effective state income tax rate from proportionally higher domestic income in states with lower tax rates, proportionally higher foreign income that is exempt from state income taxes, and higher tax-exempt interest income.

                  Six Months 1996 Compared with Six Months 1995

         Net income for the first six months of 1996 was $25 million or $1.92 per share, up from $10.5 million or 78 cents per share in the first six months of 1995. Unusual items recognized in the first quarter of 1996 affecting the comparability of operating results for the sixth-month period include a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products, partially offset by a charge of $9.1 million ($5.7 million after income tax benefits) related to the loss on the divestiture of Brudi (see Note 2 on page 5 and Note 3 on page 6). Unusual items recognized in the first quarter of 1995 affecting the comparability of operating results during the first six months of 1995 include a charge of $2.4 million ($1.6 million after income tax benefits) for the restructuring of APPX Software and a recovery of $1.75 million ($1.1 million after income taxes) related to a final judgment in connection with a Film Products product liability lawsuit.

         Net income excluding unusual items for the first six months of 1996 was $17 million or $1.30 per share, up from $11 million or 81 cents per share in the first six months of 1995. The improved results were driven primarily by higher volume of diaper backsheet and agricultural films in Film Products and cost reductions and quality improvements in Aluminum Extrusions.

         Net sales for the first six months of 1996 decreased by 11% due to the divestitures of Molded Products and Brudi and lower selling prices (reflecting lower plastic resin and aluminum costs), partially offset by higher volume of diaper backsheet and agricultural films. Volume in Aluminum Extrusions was flat for the first six months of 1996 compared with the prior year.

         The gross profit margin during the first six months of 1996 increased to 20% from 16.1% in 1995 due primarily to higher volume of diaper backsheet and agricultural films, improved operating results in Argentina and lower plastic resin costs, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production. Cost reductions and quality improvements in Aluminum Extrusions also contributed to the increase.

         Selling, general and administrative expenses decreased by $4.1 million or 16.4% due to the divestitures of Molded Products and Brudi and cost reductions at APPX Software, partially offset by selling, general and administrative expenses from the films business acquired in Argentina in March 1995. Research and development expenses increased by $1.3 million or 33.3% due to higher spending at Molecumetics and higher product development spending at Film Products.

         Interest income, which is included in other income in the consolidated statements of income, increased to $832,000 in 1996 from $159,000 in 1995 due to the investment in cash equivalents of divestiture proceeds and cash generated from operations. Interest expense declined due to higher capitalized interest from an increase in capital expenditures, lower revolving credit facility fees and lower average debt outstanding.

         The effective tax rate excluding unusual items declined to 36.3% from 37% due primarily to a lower effective state income tax rate from proportionally higher domestic income in states with lower tax rates, proportionally higher foreign income that is exempt from state income taxes and higher tax-exempt interest income.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 1996 and 1995.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                      Second Quarter           Six Months
                                       Ended June 30          Ended June 30
                                    -------------------   -------------------
                                        1996       1995       1996       1995
                                    --------   --------   --------   --------

   Plastics:
       Film Products and Fiberlux   $ 63,724   $ 61,561   $123,181   $122,468
       Molded Products                  --       23,339     21,131     45,066
   Metal Products:
       Aluminum Extrusions            56,298     56,275    109,214    115,822
       Brudi                           5,868      8,014     13,380     16,538
   Technology                            441        493        812        871
                                    --------   --------   --------   --------
   Total net sales                  $126,331   $149,682   $267,718   $300,765
                                    ========   ========   ========   ========

                              Operating Profit by Segment
                                     (In Thousands)
                                      (Unaudited)

                                       Second Quarter          Six Months
                                       Ended June 30          Ended June 30
                                   --------------------   ---------------------
                                     1996       1995        1996        1995
                                  --------    --------    --------    --------

 Plastics:
     Film Products and Fiberlux   $ 10,512    $  8,066    $ 21,557    $ 16,963
     Molded Products                  --         1,322       1,011       1,720
     Unusual items (a)                --          --        19,893       1,750
                                  --------    --------    --------    --------
                                    10,512       9,388      42,461      20,433
                                  --------    --------    --------    --------
 Metal Products:
     Aluminum Extrusions             6,270       5,112      11,246       8,739
     Brudi                               8         389         231          87
     Unusual items (b)                --          --        (9,146)       --
                                  --------    --------    --------    --------
                                     6,278       5,501       2,331       8,826
                                  --------    --------    --------    --------
 Technology:
     Ongoing operations             (1,540)     (1,383)     (2,785)     (3,038)
     Unusual items (c)                --          --          --        (2,400)
                                  --------    --------    --------    --------
                                    (1,540)     (1,383)     (2,785)     (5,438)
                                  --------    --------    --------    --------
     Total operating profit         15,250      13,506      42,007      23,821
 Interest income                       740          63         832         159
 Interest expense                      499         854       1,149       1,577
 Corporate expenses, net             1,835       3,099       4,316       5,574
                                  --------    --------    --------    --------
 Income before income taxes         13,656       9,616      37,374      16,829
 Income taxes                        4,983       3,542      12,354       6,310
                                  --------    --------    --------    --------
 Net income (d)                   $  8,673    $  6,074    $ 25,020    $ 10,519
                                  ========    ========    ========    ========


Notes to Segment Tables:
(a) Includes a pretax gain recognized in the first quarter of 1996 on the sale of Molded Products and a recovery recognized in the first quarter of 1995 related to a final judgment in connection with a Film Products product liability lawsuit (see Note 2 on page 5 and Note 3 on page 6).
(b) Represents a pretax charge recognized in the first quarter of 1996 for the loss on the divestiture of Brudi (see Note 2 on page 5 and Note 3 on page 6).
(c)      Represents a pretax charge for the restructuring  of APPX Software (see
         Note 3 on page 6).
(d) See Note 3 on page 6 for historical and pro forma net income and earnings per common and dilutive common equivalent share adjusted for unusual items affecting the comparability of operating results and the pro forma effects of the divestitures of Molded Products and Brudi.

         Sales in Film Products for the second quarter of 1996 increased over the prior year due to higher volume of diaper backsheet, agricultural and masking films, while sales for the first six months of 1996 increased due to higher volume of diaper backsheet and agricultural films and the acquisition of a films business in Argentina in March 1995. The positive impact on sales of higher volume for the second quarter and first six months of 1996 was partially offset by lower selling prices, which reflected lower plastic resin costs. Operating profit increased in Film Products for the second quarter and six months due to higher volume in the areas noted above and improved operating results in Argentina, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production. Operating profits in Fiberlux also improved.

         Sales in Aluminum Extrusions increased during the second quarter of 1996 due to higher volume (up 7.6%), partially offset by lower selling prices reflecting lower aluminum costs. Sales in Aluminum Extrusions for the first six months of 1996 decreased due to lower selling prices, which reflected lower aluminum costs. Volume in Aluminum Extrusions for the first six months of 1996 was flat compared to the prior year. Operating profit in Aluminum Extrusions during the second quarter of 1996 increased by 22.7% or $1.2 million due primarily to higher volume, while operating profit during the first six months of 1996 increased by 28.7% or $2.5 million due primarily to cost reductions and quality improvements.

         Ongoing Technology segment losses increased by $157,000 during the second quarter of 1996 due to higher research and development spending at Molecumetics. Ongoing Technology segment losses for the first six months of 1996 declined by $253,000 due to the restructuring of APPX Software, partially offset by higher spending at Molecumetics. Additionally, the results for the second quarter and first six months of 1995 include a $329,000 writedown of a medical technology investment.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $332.4 million at June 30, 1996, from $314.1 million at December 31, 1995, due to cash generated from operating activities in excess of capital expenditures and dividends ($12.7 million), capital expenditures in excess of depreciation ($2.9 million), an increase in prepaid pension expense (included in other assets) for the curtailment of participation by Molded Products employees in one of Tredegar's defined benefit plans ($1.8 million) and other items ($2 million), partially offset by the divestitures of Molded Products and Brudi for combined cash consideration of $71.6 million (net of transaction costs), which was $1.1 million less than the book value of their assets at December 31, 1995. Accounts payable, accrued expenses, deferred income taxes and other noncurrent liabilities declined from December 31, 1995 to June 30, 1996 due to the divestitures of Molded Products and Brudi. Income taxes payable of $4.9 million resulted from timing differences between income tax accruals and payments during the year.

         Debt at June 30, 1996 and December 31, 1995 consisted of a $35 million, 7.2% note maturing in June 2003. The first annual principal payment of $5 million is due June 1997, and has been classified as long-term debt in accordance with Tredegar's ability to refinance such obligation on a long-term basis. At June 30, 1996, Tredegar had cash and cash equivalents in excess of debt of $50 million, compared to net debt (debt in excess of cash and cash equivalents) of $32.9 million at December 31, 1995.

         Net cash provided by operating activities in excess of capital expenditures and dividends increased to $12.7 million in the first six months of 1996 from $5.6 million in 1995 due to improved operating results and the timing of income tax payments, partially offset by higher capital expenditures. For the six months ended June 30, 1996, capital expenditures of $13.5 million exceeded depreciation and prior-period capital expenditures by $2.9 million and $3.1 million, respectively, due to capital additions for new nonwoven film laminate capacity, expansion of permeable film capacity in Europe and Brazil, and the initial phases of a modernization program to upgrade certain areas of the aluminum extrusions facility in Newnan, Georgia. Approximately $4.2 million is expected to be spent on the Newnan program in 1996 and 1997, most of which will occur in 1996.

         The $12.7 million of excess cash generated during the first six months of 1996 combined with the $2.1 million cash and cash equivalents balance at December 31, 1995, the proceeds from the divestiture of Molded Products and Brudi ($71.6 million after transaction costs) and cash used for certain technology investments and other items ($1.4 million), resulted in a cash and cash equivalents balance of $85 million at June 30, 1996.

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Tredegar's Annual Meeting of Shareholders was held on May 21, 1996. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

     (a)          Election of Directors

                                                    No. of          No. of Votes
                    Nominee                       Votes "For"        "Withheld"
                    Phyllis Cothran               11,371,193           159,591
                    Richard W. Goodrum            11,385,478           145,306
                    Floyd D. Gottwald, Jr.        11,386,635           144,149

                  There were no broker non-votes with respect to the election of directors.

     (b)          Approval of Auditors

                  Approval of the designation of Coopers & Lybrand L.L.P. as the auditors for Tredegar for 1996:

                     No. of Votes            No. of Votes          No. of
                        "For"                 "Against"         Abstentions
                      11,465,363                30,167             35,254

                  There were no broker non-votes with respect to the approval of auditors.

     (c)          Approval of Tredegar Industries, Inc. 1996 Incentive Plan

                     No. of Votes            No. of Votes          No. of
                        "For"                 "Against"         Abstentions
                      9,549,370               1,827,969           153,445

                  There were no broker non-votes with respect to the approval of the 1996 Incentive Plan.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  3        Amended By-laws

                 10 Stock Purchase Agreement, and the amendment thereto, by and between Tredegar Industries, Inc. and Long Reach Holdings, Inc. made as of March 27, 1996. Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. As reported in the Form 10-Q for the quarter ended March 31, 1996, Registrant filed a Form 8-K on April 11, 1996 with respect to the sale of all of the outstanding capital stock of Tredegar Molded Products Company.

                                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tredegar Industries, Inc.
                                          (Registrant)



Date:       August 12, 1996                 /s/ N. A. Scher
            ------------------------      --------------------------------------
                                          Norman A. Scher
                                          Executive Vice President,
                                          Treasurer and Chief Financial
                                          Officer (Principal Financial
                                          Officer)

Date:       August 12, 1996                /s/ D. Andrew Edwards
            ------------------------      --------------------------------------
                                          D. Andrew Edwards
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description

        3      Amended By-laws

       10 Stock Purchase Agreement, and the amendment thereto, by and between Tredegar Industries, Inc. and Long Reach Holdings, Inc. made as of March 27, 1996. (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to
               the  Securities  and  Exchange   Commission   upon  request.)

       11      Statement re computation of earnings per share

       27      Financial Data Schedule