Form 10-Q
period 1996-09-30
TREDEGAR INDUSTRIES INC
filed 1996-10-30
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

 ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                                -----------------------      -------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Virginia                                       54-1497771
--------------------------------             -----------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                         23225
---------------------------------            -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes       X      No
         -----       -----

     The number of shares of Common Stock, no par value, outstanding as of October 25, 1996: 12,222,303.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                            Sept. 30,  Dec. 31,
                                                               1996       1995
                                                            ---------  ---------
Assets
Current assets:
    Cash and cash equivalents                                $ 99,026   $  2,145
    Accounts and notes receivable                              65,154     71,673
    Inventories                                                17,034     33,148
    Income taxes recoverable                                     --        2,179
    Deferred income taxes                                      16,300     14,882
    Prepaid expenses and other                                  3,434      2,375
                                                             --------   --------
       Total current assets                                   200,948    126,402
                                                             --------   --------
Property, plant and equipment, at cost                        255,591    326,526
Less accumulated depreciation and amortization                165,693    204,074
                                                             --------   --------
       Net property, plant and equipment                       89,898    122,452
                                                             --------   --------
Other assets and deferred charges                              34,697     35,186
Goodwill and other intangibles                                 20,146     30,012
                                                             --------   --------
       Total assets                                          $345,689   $314,052
                                                             ========   ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                         $ 33,748   $ 31,105
    Accrued expenses                                           32,968     38,648
    Income taxes payable                                        6,747       --
                                                             --------   --------
       Total current liabilities                               73,463     69,753
Long-term debt                                                 35,000     35,000
Deferred income taxes                                          18,401     22,218
Other noncurrent liabilities                                   15,962     16,560
                                                             --------   --------
       Total liabilities                                      142,826    143,531
                                                             --------   --------
Shareholders' equity:
    Common stock, no par value                                111,836    112,908
    Foreign currency translation adjustment                       299        445
    Retained earnings                                          90,728     57,168
                                                             --------   --------
       Total shareholders' equity                             202,863    170,521
                                                             --------   --------
       Total liabilities and shareholders' equity            $345,689   $314,052
                                                             ========   ========

              See accompanying notes to financial statements


                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                  Third Quarter            Nine Months
                                                 Ended Sept. 30           Ended Sept. 30
                                            -----------------------   -----------------------
                                                1996        1995          1996        1995
                                            ----------- -----------   -----------  ----------
Revenues:
    Net sales                               $ 129,425    $ 145,955    $ 397,143    $ 446,720
    Other income (expense), net                 2,909         (286)       3,324         (635)
                                            ---------    ---------    ---------    ---------
       Total                                  132,334      145,669      400,467      446,085
                                            ---------    ---------    ---------    ---------

Costs and expenses:
    Cost of goods sold                        103,334      121,806      317,556      374,141
    Selling, general and administrative         9,713       10,444       30,828       35,702
    Research and development                    2,500        2,668        7,520        6,435
    Interest expense                              459          951        1,608        2,528
    Unusual items                                (680)        (728)     (11,427)         (78)
                                            ---------    ---------    ---------    ---------
       Total                                  115,326      135,141      346,085      418,728
                                            ---------    ---------    ---------    ---------
Income before income taxes                     17,008       10,528       54,382       27,357
Income taxes                                    6,273        3,902       18,627       10,212
                                            ---------    ---------    ---------    ---------
Net income                                  $  10,735    $   6,626    $  35,755    $  17,145
                                            =========    =========    =========    =========

Earnings per common and dilutive common
    equivalent share                        $     .82    $     .50    $    2.74    $    1.27
                                            =========    =========    =========    =========

Shares used to compute earnings per
    common and dilutive common equivalent
    share                                      13,112       13,202       13,047       13,485
                                            =========    =========    =========    =========

                          See accompanying notes to financial statements.



                            Tredegar Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months
                                                        Ended Sept. 30
                                                      --------------------
                                                        1996        1995
                                                     ---------   ---------
Cash flows from operating activities:
    Net income                                       $ 35,755    $ 17,145
    Adjustments for noncash items:
       Depreciation                                    15,231      17,607
       Amortization of intangibles                        242         433
       Deferred income taxes                           (3,530)       (249)
       Accrued pension income and postretirement
           benefits                                    (1,752)     (1,523)
       Pretax gain on the sale of Molded Products     (19,893)       --
       Pretax loss on the sale of Brudi                 9,146        --
       Gain on the sale of investments                 (2,139)       (728)
       Gain on the sale of property in Fremont, CA     (1,968)       --
       Writeoff of certain industrial packaging
           film machinery and equipment                 1,288        --
    Changes in assets and liabilities, net of
       effects from divestitures and acquisition:
       Accounts and notes receivable                   (8,972)        436
       Inventories                                      1,881       8,733
       Income taxes recoverable                         2,179       2,534
       Prepaid expenses and other                      (1,433)     (2,016)
       Accounts payable                                 8,477      (1,209)
       Accrued expenses and income taxes payable        3,233      (2,533)
    Other, net                                            (31)       (336)
                                                     --------    --------
       Net cash provided by operating activities       37,714      38,294
                                                     --------    --------
Cash flows from investing activities:
    Capital expenditures                              (18,726)    (15,890)
    Acquisition (net of $358 cash acquired)              --        (3,637)
    Investments                                        (1,432)     (1,327)
    Proceeds from the sale of investments               2,600       1,478
    Property disposals                                  8,801         841
    Proceeds from the sale of Molded Products
       and Brudi                                       71,598        --
    Other, net                                           (378)        414
                                                     --------    --------
       Net cash provided by (used in) investing
           activities                                  62,463     (18,121)
                                                     --------    --------
Cash flows from financing activities:
    Dividends paid                                     (2,195)     (1,556)
    Net decrease in borrowings                           --        (3,000)
    Repurchases of Tredegar common stock               (2,034)    (14,974)
    Other, net                                            933       1,735
                                                     --------    --------
       Net cash used in financing activities           (3,296)    (17,795)
                                                     --------    --------
Increase in cash and cash equivalents                  96,881       2,378
Cash and cash equivalents at beginning of period        2,145       9,036
                                                     --------    --------
Cash and cash equivalents at end of period           $ 99,026    $ 11,414
                                                     ========    ========

              See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 1996, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

     Tredegar recognized a gain of $19.9 million ($13.7 million or $1.06 per share after income taxes) on the sale of Molded Products in the first quarter of 1996. The gain was partially offset by a first-quarter charge of $9.1 million ($5.7 million or 44 cents per share after income tax benefits) related to the loss on the divestiture of Brudi. The Brudi charge included a $1 million loss accrued for payments that remained under a noncompetition and secrecy agreement entered into when Tredegar acquired Brudi on April 1, 1991.

     Additional information on the sales and operating results for Molded Products and Brudi is provided in Note 3 on page 6 and the segment tables on page 11.

3. Historical and pro forma net income and earnings per common and dilutive common equivalent share, adjusted for unusual items affecting the comparability of operating results and the pro forma effects of the divestitures of Molded Products and Brudi (see Note 2 on page 5), are presented below:

                                                                          (In Thousands Except Per-Share
                                                                                     Amounts)

                                                                                                                        Last
                                                                                                                       Twelve
                                                               Third Quarter          Nine Months        Year Ended    Months
                                                              Ended Sept. 30        Ended Sept. 30        Dec. 31,     Ended
                                                         ---------------------   ---------------------
                                                           1996 *      1995        1996 *       1995       1995      9/30/96 *
                                                         ---------   ---------   ---------   ---------   ---------   ---------
Historical net income as reported                        $ 10,735    $  6,626    $ 35,755    $ 17,145    $ 24,053    $ 42,663
After-tax effects of unusual items:
    Gain on sale of property in Fremont, CA                (1,215)       --        (1,215)       --          --        (1,215)
    Writeoff of specialized machinery and
        equipment due to excess capacity in certain
        industrial packaging films                            795        --           795        --          --           795
    Combined net gain on the divestitures of
        Molded Products and Brudi                            --          --        (8,059)       --          --        (8,059)
    Gain on sale of Regal Cinema shares                      --          (451)       --          (451)       (451)       --
    APPX Software restructuring charge                       --          --          --         1,560       1,560        --
    Recovery in connection with a Film Products
        product liability lawsuit                            --          --          --        (1,068)     (1,068)       --
                                                         --------    --------    --------    --------    --------    --------
Historical net income as adjusted for unusual items        10,315       6,175      27,276      17,186      24,094      34,184
Pro forma adjustments:
    Combined after-tax operating profit of
        Molded Products and Brudi                            --          (351)       (715)     (1,411)     (1,696)     (1,000)
    Reduction of Tredegar's after-tax cost for certain
        benefit plans due to the curtailment of
        participation by Molded Products employees           --           133         161         399         531         293
    After-tax interest income on assumed investment
        in cash equivalents of after-tax divestiture
        proceeds at an annual rate ranging from 5.40%
        to 5.95%                                             --           610         724       1,859       2,478       1,343
                                                         --------    --------    --------    --------    --------    --------
Pro forma net income as adjusted for unusual items
    and the pro forma effects of the divestitures of
    Molded Products and Brudi                            $ 10,315    $  6,567    $ 27,446    $ 18,033    $ 25,407    $ 34,820
                                                         ========    ========    ========    ========    ========    ========

Earnings per common and dilutive common
    equivalent share (adjusted for 3-for-2 stock split
    effective January 1, 1996):
    As reported                                          $   .82     $    .50    $   2.74    $   1.27    $   1.80    $   3.28
    As adjusted for unusual items                            .79          .47        2.09        1.27        1.80        2.62
    Pro forma as adjusted for unusual items and the
        pro forma effects of the divestitures of
        Molded Products and Brudi                            .79          .50        2.10        1.34        1.90        2.67

    * Includes a $1,369 after-tax gain (10 cents per share) on the sale of an equity investment in Indigo Medical, Inc. in the third quarter of 1996.


     The pro forma operating results presented above assume that Tredegar sold Molded Products and Brudi at the beginning of the periods shown (except no pro forma adjustments are applicable to Molded Products and Brudi in the third quarter of 1996 since they were sold prior to that time) and invested related after-tax proceeds of approximately $48 million and $21 million, respectively, in cash equivalents. The pro forma financial information is unaudited and does not purport to be indicative of the future results or financial position of Tredegar or the net income and financial position that would actually have been attained had the divestitures occurred on the dates or for the periods indicated.

     During the third quarter of 1996, Tredegar realized a gain of $2.1 million ($1.4 million or 10 cents per share after income taxes) on the sale of its equity investment in Indigo Medical, Inc. ("Indigo") to Johnson & Johnson. This gain is included in "other income (expense), net" in the consolidated statements of income. Indigo is engaged in the development of catheter-based laser thermotherapy systems to treat enlargement of the prostate. Tredegar did not classify the Indigo gain as an unusual item because of its ongoing technology investment activities.

     At September 30, 1996, Tredegar had technology-related investments with a cost basis of $4.3 million, which represented ownership (either in the form of limited partnership shares, the stock of privately-held companies or the restricted or unrestricted stock of companies that recently registered shares in initial public offerings) of less than 20% in six separate entities. These investments are included in "other assets and deferred charges" in the consolidated balance sheets and each security is generally accounted for at the lower of cost or estimated fair value. Management estimates the fair value of these investments to be in excess of $10 million. However, because of the inherent uncertainty of the valuations of restricted securities or securities for which there is no public market, these estimates may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, the publicly-traded stock of emerging, technology-based companies usually has higher volatility and risk than the U.S. stock market as a whole.

4.   The components of inventories are as follows:

                                                    (In Thousands)
                                             Sept. 30            Dec. 31
                                               1996               1995
                                           --------------     --------------
           Finished goods                        $ 2,020            $ 4,619
           Work-in-process                         1,276              4,217
           Raw materials                           7,693             17,946
           Stores, supplies and other              6,045              6,366
                                           --------------     --------------
               Total                             $17,034            $33,148
                                           ==============     ==============

     The decline in inventory during the period is due primarily to the sale of Molded Products and Brudi (see Note 2 on page 5).

5. Interest payments (net of amount capitalized) for the nine months ended September 30, 1996 and 1995 were $1 million and $1.9 million, respectively. Income tax payments (net) for the nine months ended September 30, 1996 and 1995 were $13 million and $10.3 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               Third Quarter 1996 Compared with Third Quarter 1995

         Net income for the third quarter of 1996 was $10.7 million or 82 cents per share, up from $6.6 million or 50 cents per share in the third quarter of 1995. Unusual items recognized in the third quarter of 1996 affecting the comparability of operating results include a gain of $2 million ($1.2 million or 9 cents per share after income taxes) on the sale of a former plastic films manufacturing site in Fremont, California, partially offset by a charge of $1.3 million ($795,000 or 6 cents per share after income tax benefits) related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films. Unusual items recognized in the third quarter of 1995 affecting the comparability of operating results include a gain of $728,000 ($451,000 or 3 cents per share after income taxes) on the sale of shares in Regal Cinema, Inc. See Note 3 on page 6 for further discussion of unusual items.

         Net income excluding unusual items for the third quarter of 1996 was $10.3 million or 79 cents per share, up from $6.2 million or 47 cents per share in the third quarter of 1995. The improved results were driven primarily by higher volume in Film Products and Aluminum Extrusions and a gain of $2.1 million ($1.4 million or 10 cents per share after income taxes) on the sale of an equity investment in Indigo Medical, Inc. ("Indigo") (see Note 3 on page 6), partially offset by higher research and development spending at Molecumetics.

         Third-quarter net sales decreased by 11.3% in 1996 due mainly to the divestitures of Molded Products and Brudi. On a pro forma basis, excluding Molded Products and Brudi, third-quarter net sales increased by 9.6% in 1996 due to higher volume in Film Products and Aluminum Extrusions, partially offset by lower selling prices (reflecting lower plastic resin and aluminum costs).

         The gross profit margin during the third quarter of 1996 increased to 20.2% from 16.5% in 1995 due primarily to higher volume in ongoing manufacturing businesses and lower raw material costs per unit, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production and the unfavorable impact of press shutdowns associated with a modernization project currently underway at the Newnan, Georgia aluminum extrusions plant.

         Selling, general and administrative expenses decreased by $731,000 or 7% due primarily to the divestitures of Molded Products and Brudi. Research and development expenses decreased by $168,000 or 6.3% due to the timing of product development expenditures at Film Products partially offset by higher spending at Molecumetics.

         Interest income, which is included in "other income (expense), net" in the consolidated statements of income, increased to $1 million in 1996 from $75,000 in 1995 due to the investment in cash equivalents of divestiture proceeds and cash generated from operations. Interest expense declined due to higher capitalized interest from an increase in capital expenditures, lower revolving credit facility fees and lower average debt outstanding.

         The effective tax rate excluding unusual items declined slightly to 36.8% in the third quarter of 1996 from 37% in the third quarter of 1995.

                 Nine Months 1996 Compared with Nine Months 1995

         Net income for the first nine months of 1996 was $35.8 million or $2.74 per share, up from $17.1 million or $1.27 per share in the first nine months of 1995. Unusual items recognized in the first nine months of 1996 affecting the comparability of operating results include: (i) a gain of $19.9 million ($13.7 million or $1.06 per share after income taxes) on the sale of Molded Products,
(ii) a gain of $2 million ($1.2 million or 9 cents per share after income taxes) on the sale of a former plastic films manufacturing site in Fremont, California,
(iii) a charge of $9.1 million ($5.7 million or 44 cents per share after income tax benefits) related to the loss on the divestiture of Brudi, and (iv) a charge of $1.3 million ($795,000 or 6 cents per share after income tax benefits) related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films. Unusual items recognized in the first nine months of 1995 affecting the comparability of operating results include: (i) a charge of $2.4 million ($1.6 million or 11 cents per share after income tax benefits) for the restructuring of APPX Software, (ii) a recovery of $1.75 million ($1.1 million or 8 cents per share after income taxes) related to a final judgment in connection with a Film Products product liability lawsuit, and (iii) a gain of $728,000 ($451,000 or 3 cents per share after income taxes) on the sale of shares in Regal Cinema, Inc. See Note 2 on page 5 and Note 3 on page 6 for further discussion of unusual items.

         Net income excluding unusual items for the first nine months of 1996 was $27.3 million or $2.09 per share, up from $17.2 million or $1.27 per share in the first nine months of 1995. The improved results were driven primarily by higher volume in Film Products; higher volume, cost reductions and quality improvements in Aluminum Extrusions; and a gain of $2.1 million ($1.4 million or 10 cents per share after income taxes) on the sale of an equity investment in Indigo (see Note 3 on page 6), partially offset by higher research and development spending at Molecumetics.

         Net sales for the first nine months of 1996 decreased by 11.1% due to the divestitures of Molded Products and Brudi and lower selling prices (reflecting lower average plastic resin and aluminum costs), partially offset by higher volume in Film Products and Aluminum Extrusions. On a pro forma basis, excluding Molded Products and Brudi, net sales for the first nine months of 1996 increased by 1.5%.

         The gross profit margin during the first nine months of 1996 increased to 20% from 16.2% in 1995 due primarily to higher volume in ongoing manufacturing businesses and lower raw material costs per unit, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production. Cost reductions and quality improvements in Aluminum Extrusions also contributed to the increase but were partially offset by the unfavorable impact of press shutdowns associated with a modernization project currently underway at the Newnan, Georgia plant.

         Selling, general and administrative expenses decreased by $4.9 million or 13.7% due mainly to the divestitures of Molded Products and Brudi, cost reductions at APPX Software and lower expenses for stock appreciation rights (down $700,000) due to their appreciation limitation, partially offset by selling, general and administrative expenses from the films business acquired in Argentina in March 1995. Research and development expenses increased by $1.1 million or 16.9% due to higher spending at Molecumetics.

         Interest income, which is included in "other income (expense), net" in the consolidated statements of income, increased to $1.9 million in 1996 from $234,000 in 1995 due to the investment in cash equivalents of divestiture proceeds and cash generated from operations. Interest expense declined due to higher capitalized interest from an increase in capital expenditures, lower revolving credit facility fees and lower average debt outstanding.

         The effective tax rate excluding unusual items declined to 36.5% during the first nine months of 1996 from 37% in 1995 due primarily to a lower effective state income tax rate from proportionally higher domestic income in states with lower tax rates, proportionally higher foreign income that is exempt from state income taxes and higher tax-exempt interest income.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 1996 and 1995.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                     Third Quarter          Nine Months
                                    Ended Sept. 30         Ended Sept. 30
                                 --------------------  --------------------
                                    1996       1995       1996      1995
                                 ---------  ---------  ---------  ---------
Plastics:
    Film Products and Fiberlux   $ 70,311   $ 63,202   $193,492   $185,670
    Molded Products (a)              --       19,912     21,131     64,978
Metal Products:
    Aluminum Extrusions            58,772     54,385    167,986    170,207
    Brudi (a)                        --        7,944     13,380     24,482
Technology                            342        512      1,154      1,383
                                 --------   --------   --------   --------
Total net sales                  $129,425   $145,955   $397,143   $446,720
                                 ========   ========   ========   ========

                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                      Third Quarter            Nine Months
                                     Ended Sept. 30          Ended Sept. 30
                                 ----------------------  ---------------------
                                    1996        1995        1996        1995
                                 ---------   ---------   ---------   ---------
Plastics:
    Film Products and Fiberlux   $ 10,136    $  9,297    $ 31,693    $ 26,260
    Molded Products (a)              --           404       1,011       2,124
    Unusual items (b)                 680        --        20,573       1,750
                                 --------    --------    --------    --------
                                   10,816       9,701      53,277      30,134
                                 --------    --------    --------    --------
Metal Products:
    Aluminum Extrusions             7,216       3,858      18,462      12,597
    Brudi (a)                        --           200         231         287
    Unusual items (c)                --          --        (9,146)       --
                                 --------    --------    --------    --------
                                    7,216       4,058       9,547      12,884
                                 --------    --------    --------    --------
Technology:
    Molecumetics                   (1,690)     (1,115)     (4,470)     (3,234)
    Investments and other (d)       1,965          56       1,960        (863)
    Unusual items (e)                --           728        --        (1,672)
                                 --------    --------    --------    --------
                                      275        (331)     (2,510)     (5,769)
                                 --------    --------    --------    --------
    Total operating profit         18,307      13,428      60,314      37,249
Interest income                     1,019          75       1,851         234
Interest expense                      459         951       1,608       2,528
Corporate expenses, net             1,859       2,024       6,175       7,598
                                 --------    --------    --------    --------
Income before income taxes         17,008      10,528      54,382      27,357
Income taxes                        6,273       3,902      18,627      10,212
                                 --------    --------    --------    --------
Net income (f)                   $ 10,735    $  6,626    $ 35,755    $ 17,145
                                 ========    ========    ========    ========


Notes to Segment Tables:
(a) Molded Products and Brudi were divested by Tredegar during the first and second quarters of 1996, respectively (see Note 2 on page 5 and Note 3 on page 6).
(b) Includes, on a pretax basis, the recognition of: (i) a gain of $2 million in the third quarter of 1996 from the sale of a former plastic films manufacturing site in Fremont California, (ii) a charge of $1.3 million in the third quarter of 1996 related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films, (iii) a gain of $19.9 million in the first quarter of 1996 on the sale of Molded Products, and (iv) a recovery of $1.75 million in the first quarter of 1995 related to a final judgment in connection with a Film Products product liability lawsuit (see Note 2 on page 5 and Note 3 on page 6).
(c) Represents a pretax charge recognized in the first quarter of 1996 for the loss on the divestiture of Brudi (see Note 2 on page 5 and Note 3 on page 6).
(d) Includes a pretax gain of $2.1 million recognized in the third quarter of 1996 from the sale of an equity investment in Indigo (see Note 3 on page 6).
 (e) Includes a pretax gain of $728,000 recognized in the third quarter of 1995 from the sale of shares in Regal Cinema, Inc. and a pretax charge of $2.4 million recognized in the first quarter of 1995 for the restructuring of APPX Software (see Note 3 on page 6).
(f) See Note 3 on page 6 for historical and pro forma net income and earnings per common and dilutive common equivalent share adjusted for unusual items affecting the comparability of operating results and the pro forma effects of the divestitures of Molded Products and Brudi.


         Sales in Film Products for the third quarter and first nine months of 1996 increased over the prior year due mainly to (i) higher volume in North America, including higher volume of diaper backsheet supplied to the Proctor & Gamble Company ("P&G"), higher volume of specialty films used for the protection of high-gloss surfaces and electronic circuit boards and higher volume of Vispore(R) film used in seed bed and ground cover applications, (ii) higher diaper backsheet and packaging film volume in Argentina, and (iii) higher volume of permeable film supplied to P&G in Europe for feminine pads. The positive impact on sales of higher volume was partially offset by lower selling prices, which reflected lower plastic resin costs. Operating profit increased in Film Products for the third quarter and nine months due primarily to higher volume in the areas noted above, partially offset by startup costs associated with nonwoven film laminate (cloth-like) backsheet production. Operating profits in Fiberlux also improved.

         Sales in Aluminum Extrusions increased during the third quarter of 1996 due to higher volume (up 15.9%), partially offset by lower selling prices reflecting lower aluminum costs. Sales in Aluminum Extrusions for the first nine months of 1996 decreased due to lower selling prices, which reflected lower aluminum costs. Volume in Aluminum Extrusions for the first nine months of 1996 increased 5.1%. Volume increases during the quarter and for the year were driven primarily by continued strength in residential and commercial windows, wood clad windows and automotive markets. Operating profit in Aluminum Extrusions during the third quarter and first nine months of 1996 increased significantly from higher volume, cost reductions and quality improvements, partially offset by the unfavorable impact of press shutdowns at the Newnan, Georgia plant due to a modernization project currently underway.

         Excluding the $2.1 million gain on the sale of Indigo in the third quarter of 1996 and a $329,000 writedown of a technology investment in the second quarter of 1995, ongoing technology segment losses increased by $805,000 during the third quarter and $881,000 during the first nine months of 1996. These increases were due mainly to higher research and development spending at Molecumetics, with lower costs in 1996 at APPX Software due to its restructuring in the first quarter of 1995.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $345.7 million at September 30, 1996, from $314.1 million at December 31, 1995, due primarily to (i) cash generated from operating activities in excess of capital expenditures and dividends ($16.8 million), (ii) capital expenditures in excess of depreciation ($3.5 million), (iii) higher current assets in Aluminum Extrusions to support the significant increase in volume during the third quarter ($4.2 million), (iv) proceeds from the sale of Indigo in excess of its carrying value ($2.1 million),
(v) an increase in prepaid pension expense (included in other assets) for the curtailment of participation by Molded Products employees in one of Tredegar's defined benefit plans ($1.8 million), and (vi) other items ($4.3 million), partially offset by (vii) the divestitures of Molded Products and Brudi for combined cash consideration of $71.6 million (net of transaction costs), which was $1.1 million less than the book value of their assets at December 31, 1995. Accounts payable increased by $2.6 million due to an improvement in trade terms with certain vendors, partially offset by the effects of divestitures. Accrued expenses, deferred income taxes and other noncurrent liabilities declined from December 31, 1995 to September 30, 1996 due mainly to divestitures. Income taxes payable of $6.7 million resulted from timing differences between income tax accruals and payments during the year.

         Debt at September 30, 1996 and December 31, 1995 consisted of a $35 million, 7.2% note maturing in June 2003. The first annual principal payment of $5 million is due June 1997, and has been classified as long-term debt in accordance with Tredegar's ability to refinance such obligation on a long-term basis. At September 30, 1996, Tredegar had cash and cash equivalents in excess of debt of $64 million, compared to net debt (debt in excess of cash and cash equivalents) of $32.9 million at December 31, 1995.

         Net cash provided by operating activities in excess of capital expenditures and dividends decreased to $16.8 million in the first nine months of 1996 from $20.8 million in 1995 due primarily to higher capital expenditures. For the nine months ended September 30, 1996, capital expenditures of $18.7 million exceeded depreciation and prior-period capital expenditures by $3.5 million and $2.8 million, respectively, due to capital additions for new nonwoven film laminate capacity, expansion of permeable film capacity in Europe and Brazil, the expansion of lab facilities at Molecumetics and a modernization program to upgrade certain areas of the aluminum extrusions facility in Newnan, Georgia, partially offset by a reduction of capital expenditures from the divestitures of Molded Products and Brudi. During the first nine months of 1996 and 1995, Tredegar's consolidated results included combined capital expenditures for Molded Products and Brudi of $1.3 million and $6.6 million, respectively, and combined depreciation for these divested businesses of $1.6 million and $4.5 million, respectively. Approximately $4.2 million is expected to be spent on the Newnan program in 1996 and 1997, most of which will occur in 1996.

         The $16.8 million of excess cash generated during the first nine months of 1996 combined with the $2.1 million cash and cash equivalents balance at December 31, 1995, the proceeds from the divestitures of Molded Products and Brudi ($71.6 million after transaction costs), proceeds from property disposals ($8.8 million; primarily the former plastic films site in Fremont, California and a former aluminum extrusions and fabrication site in Mechanicsburg, Pennsylvania), cash generated from technology investment activities ($1.2 million), other sources ($500,000) and a use of cash for the repurchases of Tredegar common stock ($2 million), resulted in a cash and cash equivalents balance of $99 million at September 30, 1996.

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  4.1 Extension Letter, dated September 16, 1996, extending the maturity date of the Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank N.A. and LTCB Trust Company as Co-Agents

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule

     (b)          Reports on Form 8-K.
                  No reports on Form 8-K have been filed for the quarter ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Tredegar Industries, Inc.
                                                   (Registrant)



Date:       October 30, 1996                         /s/ N. A. Scher
            ----------------------------           -----------------------------
                                                   Norman A. Scher
                                                   Executive Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer (Principal Financial
                                                   Officer)

Date:       October 30, 1996                        /s/ D. Andrew Edwards
           -----------------------------          ------------------------------
                                                  D. Andrew Edwards
                                                  Corporate Controller
                                                  (Principal Accounting Officer)

                                            EXHIBIT INDEX


Exhibit No.      Description

    4.1 Extension Letter, dated September 16, 1996, extending the maturity date of the Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank N.A. and LTCB Trust Company as Co-Agents

    11           Statement re computation of earnings per share

    27           Financial Data Schedule