Form 10-K
period 1996-12-31
TREDEGAR INDUSTRIES INC
filed 1997-03-11
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1997:* $321,387,136.80

Number of shares of Common Stock outstanding as of January 31, 1997:  12,258,028

*In determining this figure, an aggregate of 4,095,815 shares of Common Stock, reported in the registrant's proxy statement for the 1997 annual meeting of shareholders as beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 31, 1997, as reported by The Wall Street Journal.

--------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Tredegar Industries, Inc.'s Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report"), are incorporated by reference into Parts I, II, and IV of this Form 10-K.

2. Portions of Tredegar Industries, Inc.'s definitive Proxy Statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

FORM 10-K TABLE OF CONTENTS/CROSS-REFERENCE
                                                                                                                             Proxy
                                                                                          Form 10-K     Annual Report      Statement
Part I                                                                                      page            page             page

1.       Business .......................................................................    1-5        20-22, 27-30, 32-33
2.       Properties......................................................................    5-6
3.       Legal proceedings...............................................................    None
4.       Submission of matters to a vote of security holders.............................    None

Part II

5.       Market for registrant's common equity and related stockholder matters...........                50
6.       Selected financial data.........................................................                18-19
7.       Management's discussion and analysis of financial condition and
         results of operations...........................................................                20-22, 24-30, 32-33
8.       Financial statements and supplementary data.....................................                31-49
9.       Changes in and disagreements with accountants on accounting and
         financial disclosure............................................................    None

Part III

10.      Directors and executive officers of the registrant*.............................    10          51                   2-4, 5
11.      Executive compensation*.........................................................                                     7-14
12.      Security ownership of certain beneficial owners and management*.................                                     4-6
13.      Certain relationships and related transactions*.................................                                     None

Part IV

14.      Exhibits, financial statement schedules and reports on Form 8-K
         (a)      Documents:
                  (1)      Financial statements..........................................                34-49
                  (2)      Financial statement schedules.................................    None
                  (3)      Exhibits
         (b)      Reports on Form 8-K....................................................    None
         (c)      Exhibits
         (d)      Financial statement schedules

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

                                     PART I


Item 1.  BUSINESS

Description of Business

          Tredegar Industries, Inc. ("Tredegar") is engaged directly or through subsidiaries in the manufacture of plastic films, vinyl extrusions and aluminum extrusions. Tredegar also has interests in various technologies, including rational drug design research and computer software.

         During the first quarter of 1996, Tredegar sold all of the outstanding capital stock of its injection molding subsidiary, Tredegar Molded Products Company, including Polestar Plastics Manufacturing Company (together, "Molded Products"). During the second quarter of 1996, Tredegar completed the sale of Brudi, Inc. and its subsidiaries (together, "Brudi"). See Note 19 on pages 47-49 of the Annual Report for further information regarding these divestitures.

         The following discussion of Tredegar's business segments should be read in conjunction with the information contained on pages 20-22, 24-30 and 32-33 of the Annual Report referred to in Item 7 below.

Plastic Films and Vinyl Extrusions

         Tredegar's plastics business is composed of the Film Products division ("Film Products") and Fiberlux, Inc. ("Fiberlux"). Film Products manufactures plastic films for disposable personal products (primarily diapers and feminine hygiene products) and packaging, medical, industrial and agricultural products. Fiberlux produces vinyl extrusions for windows and patio doors. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Tredegar also has films plants located in the Netherlands, Brazil and Argentina, where it produces films primarily for the European and Latin American markets. Tredegar expects to begin operating a disposable films production line near Guangzhou, China, in late 1997 or early 1998. Film Products and Fiberlux compete in all of its markets on the basis of the quality and prices of its products and its service.


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

Film Products' primary customer for embossed films and nonwoven film laminates for backsheet is The Procter & Gamble Company ("P&G"), the leading global disposable diaper manufacturer. Film Products also sells embossed films to several producers of private label products. Film Products competes with several foreign and domestic plastic film products manufacturers in the backsheet market.

         Film Products also supplies permeable films to P&G for use as liners in feminine hygiene products, adult incontinent products and hospital underpads. Film Products also sells significant amounts of permeable films to international affiliates of P&G.

         The loss or significant reduction of business associated with P&G would have a material adverse effect on Tredegar's business.

Industrial. Film Products produces coextruded and monolayer permeable films under the name of VisPore(R). These films are used to regulate fluid transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications, permeable ground cover, thermal pouches for take-out food, natural cheese mold release cloths and rubber bale wrap.

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

         Film Products produces a line of oriented films for food packaging, in-mold labels and other applications under the name Monax(R) Plus. These are high strength, high moisture barrier films that allow both cost and source reduction opportunities over current packaging mediums.

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

Research and Development. Film Products has a technical center in Terre Haute, Indiana. Film Products holds 36 U.S. patents and 15 U.S. trademarks. Expenditures for research and development have averaged approximately $3.6 million per year during the past three years.

Fiberlux

         Fiberlux is a leading U.S. producer of rigid vinyl extrusions for windows and patio doors. Fiberlux products are sold to fabricators and directly to end users. The subsidiary's primary raw material, polyvinyl chloride resin, is purchased from producers in open market purchases and under contract. No critical shortages of polyvinyl chloride resins are expected.

         Fiberlux holds one U.S. patent and three U.S. trademarks.


Aluminum Extrusions

         Aluminum Extrusions is composed of The William L. Bonnell Company, Inc. and Capitol Products Corporation (together, "Aluminum Extrusions"), which produce soft alloy aluminum extrusions primarily for the building and construction industry, and for transportation and consumer durables markets.

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


Technology

          Tredegar's technology interests include Molecumetics, Ltd. ("Molecumetics"), certain technology-related investments in which Tredegar's ownership is less than 20% (see Note 7 on page 41 of the Annual Report for additional information) and APPX Software, Inc. ("APPX Software").

         Molecumetics, a subsidiary of Tredegar, operates its rational drug design research laboratory in Seattle, Washington. Molecumetics provides proprietary chemistry for the synthesis of small molecule therapeutics and vaccines. Using synthetic chemistry techniques, researchers can fashion small molecules that imitate the bioactive portion of larger and more complex molecules. For customers in the pharmaceutical and biotechnology industries, these synthetically-produced compounds offer significant advantages over naturally occurring proteins in fighting diseases because they are smaller and more easily absorbed in the human body, less subject to attack by enzymes, more specific in their therapeutic activity, and faster and less expensive to produce.

         APPX Software is a developer and producer of flexible software tools and applications. The market for software products is very competitive and characterized by short product life cycles.

          Molecumetics holds three U.S. patents and three U.S. trademarks. Molecumetics has filed a number of other patent applications with respect to its technology. APPX Software owns 12 U.S. copyrights and holds seven U.S. trademarks. Businesses included in the Technology segment spent $6.8 million in 1996, $5.0 million in 1995 and $5.4 million in 1994 for research and development.


Miscellaneous

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products and its Molecumetics and APPX Software subsidiaries. Tredegar routinely applies for patents on significant patentable developments with respect to all of its businesses. Patents owned by Tredegar and its subsidiaries have remaining terms ranging from 1 to 16 years. In addition, Tredegar has licenses under patents owned by third parties.

Research and Development. During 1996, 1995 and 1994, approximately $11.1 million, $8.8 million and $8.3 million, respectively, was spent on company-sponsored research and development activities in connection with the businesses of Tredegar and its subsidiaries.

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

Employees.  Tredegar and its subsidiaries employ approximately 2,200 people.


Item 2.  PROPERTIES

General

         Most of the improved real property and the other assets of Tredegar and its subsidiaries are owned, and none of the owned property is subject to an encumbrance that is material to the consolidated operations of Tredegar and its subsidiaries. Tredegar considers the condition of the plants, warehouses and other properties and assets owned or leased by Tredegar and its subsidiaries to be generally good. Additionally, Tredegar considers the geographical distribution of its plants to be well-suited to satisfying the needs of its customers.

         Tredegar believes that the capacity of its plants are adequate for immediate needs of its businesses. Tredegar's plants generally have operated at 70-85 percent of capacity. Tredegar's corporate headquarters offices are located at 1100 Boulders Parkway, Richmond, Virginia 23225.

         Tredegar has the following principal plants and facilities:

Film Products Locations                     Principal Operations
Carbondale, Pennsylvania                    Production of plastic films
LaGrange, Georgia
Manchester, Iowa
New Bern, North Carolina
Tacoma, Washington (leased)
Terre Haute, Indiana (2)
  (technical center and
  production facility)
Kerkrade, the Netherlands
Sao Paulo, Brazil
San Juan, Argentina

Fiberlux Locations                          Principal Operations

Pawling, New York                           Production of vinyl extrusions for
Purchase, New York (headquarters) (leased)  windows and patio doors

Aluminum Extrusions Locations               Principal Operations
Carthage, Tennessee                         Production of aluminum
Kentland, Indiana                           extrusions, finishing
Newnan, Georgia

Technology

          Molecumetics leases its laboratory space in Bellevue, Washington. Tredegar Investments, Inc. leases office space in Seattle, Washington. APPX Software leases office space in Richmond, Virginia.

Item 3.  LEGAL PROCEEDINGS

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Executive Officers of Tredegar

         Set forth below are the names, ages and titles of the executive officers of Tredegar:

Name                            Age         Title

John D. Gottwald                42          President and
                                            Chief Executive Officer

Norman A. Scher                 59          Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer

Michael W. Giancaspro           42          Vice President, Corporate
                                            Planning

Steven M. Johnson               46          Vice President, Corporate
                                            Development

Douglas R. Monk                 51          Vice President and President,
                                            Aluminum Extrusions

Anthony J. Rinaldi              59          Vice President and President,
                                            Film Products

Frederick P. Woods              52          Vice President, Personnel

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

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

          The information contained on page 50 of the Annual Report under the captions "Dividend Information," "Stock Listing" and "Market Prices of Common Stock and Shareholder Data" is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

          The information for the seven years ended December 31, 1996, contained in the "Seven-Year Summary" on pages 18 and 19 of the Annual Report is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The textual and tabular information concerning the years 1996, 1995 and 1994 contained on pages 20 through 22, 24 through 30 and 32 and 33 of the Annual Report is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements contained on pages 35 through 38, the notes to financial statements contained on pages 39 through 49, the report of independent accountants on page 34, and the information under the caption "Selected Quarterly Financial Data (Unaudited)" on page 31 and related notes on page 32-33 of the Annual Report are incorporated herein by reference.

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

          The information contained on page 4 and 5 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

         (a)      Documents:

                  (1) Financial statements - the following consolidated financial statements of the registrant are included on pages 34 to 49 in the Annual Report and are incorporated herein by reference in Item 8.

                           Report of independent accountants.

                           Consolidated balance sheets as of December 31, 1996 and 1995.

                           Consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1996, 1995 and 1994.

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

                           3.2        Amended  By-laws  of  Tredegar  (filed  as
                                      Exhibit 3 to Tredegar's  Quarterly  Report
                                      on Form 10-Q for the  quarter  ended  June
                                      30,  1996,  and  incorporated   herein  by
                                      reference)

                           4.1        Form of Common Stock Certificate (filed as
                                      Exhibit 4.3 to Tredegar's Annual Report on
                                      Form 10-K for the year ended  December 31,
                                      1989,   and    incorporated    herein   by
                                      reference)

                           4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit
                                      4.4 to  Tredegar's  Annual  Report on Form
                                      10-K for the year ended December 31, 1989, and incorporated herein by reference)

                           4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

                           4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

                           4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

                           4.4 Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank N.A. and LTCB Trust Company as Co-Agents (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

                           4.4.1 Extension Letter, dated September 16, 1996, extending the maturity date of the Revolving Credit Facility Agreement dated as of September 7, 1995 (filed as Exhibit
                                      4.1 to Tredegar's Quarterly Report on Form
                                      10-Q for the quarter  ended  September 30,
                                      1996,   and    incorporated    herein   by
                                      reference)

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

                           10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                            *10.6 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

                            *10.7 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                            *10.8 Savings Plan for the Employees of Tredegar (filed as Exhibit 4 to the Form S-8 S-8 Registration Statement No. 33-64647, and incorporated herein by reference)

                            *10.9     Tredegar  Retirement Income Plan (filed as
                                      Exhibit 10.9 to  Tredegar's  Annual Report
                                      on Form 10-K for the year  ended  December
                                      31,  1990,  and  incorporated   herein  by
                                      reference)

                            *10.10    Agreement   dated  as  of  June  1,  1989,
                                      between   Tredegar  and  Norman  A.  Scher
                                      (filed  as  Exhibit  10.10  to  Tredegar's
                                      Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                           *10.10.1 Termination Agreement (with respect to Employment Agreement) dated as of December 31, 1996, between Tredegar and Norman A. Scher (filed herewith)

                           *10.11 Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

                           *10.12 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit
                                      10.13 to Tredegar's  Annual Report on Form
                                      10-K for the year ended December 31, 1993, and incorporated herein by reference)

                           *10.13 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit
                                      10.14 to Tredegar's Annual Report on  Form
                                      10-K for the year ended December 31, 1993, and incorporated herein by reference)

                           *10.14 Tredegar Industries, Inc. 1996 Incentive Plan (filed herewith )

                           10.15 Stock Purchase Agreement by and between Tredegar Investments, Inc. and Precise Technology, Inc. made as of March 11, 1996 (filed as Exhibit 99.1 to Tredegar's Report on Form 8-K, dated March 29, 1996, and incorporated herein by reference) (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities anf Exchange Commission upon request.)

                           10.16 Stock Purchase Agreement, and the amendment thereto, by and between Tredegar Industries, Inc. and Long Reach Holdings, Inc. made as of March 27, 1996 (filed as
                                      Exhibit 10 to Tredegar's  Quarterly Report
                                      on Form 10-Q for the  quarter  ended  June
                                      30,  1996,  and  incorporated   herein  by
                                      reference)    (Schedules    and   exhibits
                                      omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

                           11         Statement re:  Computation of Earnings Per
                                      Share

                           13 Tredegar Annual Report to Shareholders for the year ended December 31, 1996 (See Note
                                      1)

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

                                          TREDEGAR INDUSTRIES, INC.
                                          (Registrant)


Dated:  February 19, 1997                  By     /s/ John D. Gottwald
                                              -------------------------
                                                 John D. Gottwald
                                                 President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 1997.


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

     /s/ R. W. Goodrum                            Director
         (Richard W. Goodrum


                                                  Director
         (Bruce C. Gottwald)


     /s/ Floyd D. Gottwald, Jr.                   Director
         (Floyd D. Gottwald)


                                                  Director
         (Andre B. Lacy)


     /s/ Emmett J. Rice                           Director
         (Emmett J. Rice)

                                  EXHIBIT INDEX



3.1         Amended and Restated Articles of Incorporation of Tredegar (filed as
            Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

3.2 Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference)

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit 4.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10- K for the year ended December 31, 1992, and incorporated herein by reference)

4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference)

4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as
            Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.4 Revolving Credit Facility Agreement dated as of September 7, 1995 among Tredegar Industries, Inc., the banks named therein, Chemical Bank as Administrative Agent and NationsBank N.A. and LTCB Trust Company as Co-Agents (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.4.1 Extension Letter, dated September 16, 1996, extending the maturity date of the Revolving Credit Facility Agreement dated as of September 7, 1995 (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference)

10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2       Employee  Benefits   Agreement  dated  as  of  June 1, 1989, between
            Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10- K for the year ended December 31, 1989, and incorporated herein by reference)

*10.6 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.7 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.8 Savings Plan for the Employees of Tredegar (filed as Exhibit 4 to the Form S-8 Registration Statement No. 33-64647, and incorporated herein by reference)

*10.9      Tredegar   Retirement   Income   Plan   (filed  as  Exhibit  10.9  to
           Tredegar's   Annual   Report  on  Form  10-K  for  the   year   ended
           December 31, 1990, and incorporated herein by reference)

*10.10     Agreement  dated  as of June 1,  1989,  between  Tredegar  and Norman
           A. Scher (filed as Exhibit 10.10 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.10.1 Termination Agreement (with respect to Employment Agreement) dated as of December 31, 1996, between Tredegar and Norman A. Scher (filed herewith)

*10.11     Tredegar 1992 Omnibus Stock  Incentive  Plan (filed  as Exhibit 10.12
           to   Tredegar's   Annual   Report  on  Form  10-K  for the year ended
           December 31, 1991, and incorporated herein by reference)

*10.12 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.13 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.14     Tredegar Industries, Inc. 1996 Incentive Plan (filed herewith)

10.15 Stock Purchase Agreement by and between Tredegar Investments, Inc. and Precise Technology, Inc. made as of March 11, 1996 (filed as
           Exhibit 99.1 to Tredegar's Report on Form 8-K, dated March 29, 1996, and incorporated herein by reference)(Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

10.16 Stock Purchase Agreement, and the amendment thereto, by and between Tredegar Industries, Inc. and Long Reach Holdings, Inc. made as of March 27, 1996 (filed as Exhibit 10 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference) (Schedules and exhibits omitted; Registrant agrees to furnish a copy of any schedule or exhibit to the Securities and Exchange Commission upon request.)

11         Statement re:  Computation of Earnings Per Share

13 Tredegar Annual Report to Shareholders for the year ended December 31, 1996 (See Note 1)

21         Subsidiaries of Tredegar

23.1       Consent of Independent Accountants

27         Financial Data Schedule

*The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.