Form 10-Q
period 1997-03-31
TREDEGAR INDUSTRIES INC
filed 1997-05-07
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the transition period from                      to
                               -------------------      ------------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                   54-1497771
-------------------------------           --------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                      23225
---------------------------------------   --------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
     -----       -----

     The number of shares of Common Stock, no par value, outstanding as of April 30, 1997: 12,261,423.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                          March 31,     Dec. 31,
                                                            1997          1996
                                                          ---------     --------
Assets
Current assets:
    Cash and cash equivalents                              $115,475     $101,261
    Accounts and notes receivable                            64,360       61,076
    Inventories                                              16,256       17,658
    Income taxes recoverable                                   --          2,023
    Deferred income taxes                                     9,462        9,484
    Prepaid expenses and other                                3,676        2,920
                                                           --------     --------
       Total current assets                                 209,229      194,422
                                                           --------     --------
Property, plant and equipment, at cost                      262,957      260,200
Less accumulated depreciation and amortization              173,689      169,771
                                                           --------     --------
       Net property, plant and equipment                     89,268       90,429
                                                           --------     --------
Other assets and deferred charges                            39,374       36,094
Goodwill and other intangibles                               20,119       20,132
                                                           ========     ========
       Total assets                                        $357,990     $341,077
                                                           ========     ========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                       $ 36,890     $ 28,814
    Accrued expenses                                         29,639       32,487
    Income taxes payable                                      3,585         --
                                                           --------     --------
       Total current liabilities                             70,114       61,301
Long-term debt                                               35,000       35,000
Deferred income taxes                                        16,826       16,994
Other noncurrent liabilities                                 14,573       15,237
                                                           --------     --------
       Total liabilities                                    136,513      128,532
                                                           --------     --------
Shareholders' equity:
    Common stock, no par value                              112,246      113,019
    Foreign currency translation adjustment                     205          499
    Retained earnings                                       109,026       99,027
                                                           --------     --------
       Total shareholders' equity                           221,477      212,545
                                                           --------     --------
       Total liabilities and shareholders' equity          $357,990     $341,077
                                                           ========     ========

                 See accompanying notes to financial statements.


                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                              Three Months
                                                             Ended March 31
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Revenues:
    Net sales                                          $ 133,345      $ 141,387
    Other income (expense), net                            2,845           (383)
                                                       ---------      ---------
       Total                                             136,190        141,004
                                                       ---------      ---------

Costs and expenses:
    Cost of goods sold                                   106,960        113,734
    Selling, general and administrative                    8,561         11,220
    Research and development                               3,266          2,429
    Interest                                                 521            650
    Unusual items                                           --          (10,747)
                                                       ---------      ---------
       Total                                             119,308        117,286
                                                       ---------      ---------
Income before income taxes                                16,882         23,718
Income taxes                                               5,928          7,371
                                                       ---------      ---------
Net income                                             $  10,954      $  16,347
                                                       =========      =========

Earnings per common and dilutive common
    equivalent share                                   $     .83      $    1.27
                                                       =========      =========

Shares used to compute earnings per
    common and dilutive common equivalent
    share                                                 13,178         12,877
                                                       =========      =========

                 See accompanying notes to financial statements.



                            Tredegar Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                         -----------------------
                                                            1997         1996
                                                         -----------  ----------
Cash flows from operating activities:
    Net income                                           $  10,954    $  16,347
    Adjustments for noncash items:
       Depreciation                                          4,542        6,047
       Amortization of intangibles                              13          143
       Deferred income taxes                                    12       (2,623)
       Accrued pension income and postretirement
           benefits                                           (778)        (401)
       Gain on divestitures, net                              --        (10,747)
       Gain on sale of technology-related investments       (1,885)        --
    Changes in assets and liabilities, net of effects from divestitures:
       Accounts and notes receivable                        (3,284)      (5,875)
       Inventories                                           1,402        1,638
       Income taxes recoverable                              2,023        2,179
       Prepaid expenses and other                             (756)        (617)
       Accounts payable                                      8,076        2,911
       Accrued expenses and income taxes payable               737        6,805
    Other, net                                                (447)         141
                                                         ---------    ---------
       Net cash provided by operating activities            20,609       15,948
                                                         ---------    ---------
Cash flows from investing activities:
    Capital expenditures                                    (3,729)      (7,817)
    Investments                                             (2,877)         (50)
    Proceeds from the sale of investments                    2,060         --
    Property disposals                                          66           43
    Proceeds from the sale of Molded Products
       (net of transaction costs of $3,527)                   --         53,973
    Other, net                                                (187)          28
                                                         ---------    ---------
       Net cash (used in) provided by investing
           activities                                       (4,667)      46,177
                                                         ---------    ---------
Cash flows from financing activities:
    Dividends paid                                            (955)        (731)
    Net increase (decrease) in borrowings                     --           --
    Repurchases of Tredegar common stock                    (1,479)        --
    Other, net                                                 706          182
                                                         ---------    ---------
       Net cash used in financing activities                (1,728)        (549)
                                                         ---------    ---------
Increase (decrease) in cash and cash equivalents            14,214       61,576
Cash and cash equivalents at beginning of period           101,261        2,145
                                                         =========    =========
Cash and cash equivalents at end of period               $ 115,475    $  63,721
                                                         =========    =========

                 See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 1997, and the consolidated results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Historical and pro forma net income and earnings per common and dilutive common equivalent share, adjusted for unusual items and technology-related investment gains/losses affecting the comparability of operating results and the pro forma effects of the Molded Products and Brudi divestitures, are presented below:

                                                                         (In Thousands Except Per-Share
                                                                                      Amounts)

                                                                    Three Months                   Year Ended
                                                                   Ended March 31                   Dec. 31,
                                                            ----------------------------
                                                              1997                1996                1996
                                                            --------            --------            --------
Historical net income as reported                           $ 10,954            $ 16,347            $ 45,035
After-tax effects of unusual items:
    Gain on sale of property in Fremont, CA                     --                  --                (1,215)
    Write-off of specialized machinery and
       equipment due to excess capacity in
       certain industrial packaging films                       --                  --                   795
    Combined net gain on the Molded Products
       and Brudi divestitures                                   --                (8,059)             (8,059)
                                                            --------            --------            --------
Historical net income as adjusted for unusual items           10,954               8,288              36,556
After-tax effect of technology-related investment
    (gains) losses                                            (1,206)               --                (1,369)
                                                            --------            --------            --------
Net income as adjusted for unusual items and
    technology-related investment gains/losses                 9,748               8,288              35,187
Pro forma adjustments:
    Combined after-tax operating profit of Molded
       Products and Brudi                                       --                  (737)               (715)
    Reduction of Tredegar's after-tax cost for
       certain benefit plans due to the curtailment
       of participation by Molded Products
       employees                                                --                   161                 161
    After-tax interest income on assumed
       investment in cash equivalents of expected
       after-tax divestiture proceeds at an annual
       rate of approximately 5.4%                               --                   571                 724
                                                            --------            --------            --------
Pro forma net income as adjusted for unusual items,
    technology-related investment gains/losses and the
    pro forma effects of the Molded Products and Brudi
    divestitures                                            $  9,748            $  8,283            $ 35,357
                                                            ========            ========            ========

Earnings per common and dilutive common equivalent share:
    As reported                                            $     .83            $   1.27            $   3.44
    As adjusted for unusual items                                .83                 .64                2.79
    As adjusted for unusual items and technology-
       related investment gains/losses                           .74                 .64                2.69
    Pro forma as adjusted for unusual items,
       technology-related investment gains/losses
       and the pro forma effects of the Molded
       Products and Brudi divestitures                           .74                 .64                2.70


          The pro forma operating results presented above assume that Tredegar sold Molded Products and Brudi at the beginning of 1996 (Molded Products was sold on March 29, 1996, and the Brudi divestiture was completed in the second quarter of 1996) and invested related after-tax proceeds of approximately $48 million and $21 million, respectively, in cash equivalents. The pro forma financial information is unaudited and does not purport to be indicative of the future results or financial position of Tredegar or the net income and financial position that would actually have been attained had the divestitures occurred on the dates or for the period indicated.

          At March 31, 1997 and December 31, 1996, Tredegar had technology-related investments with a cost basis of $8.8 million and $6 million, respectively, which represented ownership (either in the form of limited partnership shares, the stock of privately held companies or the restricted or unrestricted stock of companies that recently registered shares in initial public offerings) of less than 20% in eight separate entities. These investments are included in "Other assets and deferred charges" in the consolidated balance sheets and each security is accounted for at the lower of cost or estimated fair value. Management estimates the fair value of these investments to be approximately $20 million at March 31, 1997. However, because of the inherent uncertainty of the valuations of restricted securities or securities for which there is no public market, these estimates may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, the publicly-traded stock of emerging, technology-based companies usually has higher volatility and risk than the U.S. stock market as a whole.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The standard must be adopted by Tredegar in the fourth quarter of 1997, with all prior periods restated to conform to the new method. Early application is not permitted. The new standard requires the presentation in the income statement of basic and diluted earnings per share. In contrast to primary earnings per share under existing standards, basic earnings per share excludes common stock equivalents (for example, stock options). Accordingly, for the periods shown below, under the new requirements basic earnings per share for Tredegar will be higher than amounts previously reported, while diluted earnings per share will be the same as amounts previously reported:

                                                   Three Months             Years Ended
                                                   Ended March 31           December 31
                                              ------------------------ ----------------------
                                                  1997        1996        1996        1995
                                              ------------ ----------- ----------- ----------
Percentage basic earnings per share
    higher (lower) than earnings per share
    as reported                                      7.6%        5.7%        7.3%       3.5%
Percentage diluted earnings per share
    higher (lower) than earnings per share
    as reported                                        -           -           -          -



3. On March 7, 1997, Tredegar announced that its William L. Bonnell subsidiary had agreed in principle to acquire an aluminum extrusions and fabrication plant in El Campo, Texas, owned by Reynolds Metals Company. Details of the agreement were not disclosed. The proposed acquisition, which is subject to various conditions, is expected to be completed in the second quarter. The facility extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

4.       The components of inventories are as follows:

                                                         (In Thousands)
                                                 March 31            Dec. 31
                                                   1997                1996
                                               --------------     --------------
           Finished goods                            $ 2,054            $ 1,677
           Work-in-process                             1,128              1,782
           Raw materials                               7,018              7,958
           Stores, supplies and other                  6,056              6,241
                                               ==============     ==============
               Total                                 $16,256            $17,658
                                               ==============     ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               First Quarter 1997 Compared with First Quarter 1996

          Net income for the first quarter of 1997 was $11 million or 83 cents per share, down from $16.3 million or $1.27 per share in the first quarter of 1996. Unusual items recognized in the first quarter of 1996 affecting the comparability of operating results include a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products on March 29, 1996, partially offset by a charge of $9.1 million ($5.7 million after income tax benefits) related to a loss accrued on the divestiture of Brudi (the Brudi divestiture was completed in the second quarter of 1996). Results for 1997 include technology-related investment gains of $1.9 million ($1.2 million after income taxes). See Note 2 on page 5 for further information on technology-related investments as of March 31, 1997.

          Net income excluding unusual items and technology-related investment gains for the first quarter of 1997 was $9.7 million or 74 cents per share, up from $8.3 million or 64 cents per share in the first quarter of 1996. The improved results were driven primarily by strong performance in aluminum extrusions and slightly higher profits in plastic films. Higher interest income (see further discussion below) and pension income resulted primarily from the Molded Products and Brudi divestitures and offset the adverse impact of their disposal on operating profit (see Note 2 on page 5).

          Excluding the effects of the Molded Products and Brudi divestitures, first-quarter net sales increased 18% in 1997 due to higher sales in Film Products and Aluminum Extrusions. The increase in sales in Film Products was driven by higher volume of lower margin nonwoven film laminates, higher volume for foreign operations (especially permeable film in Europe) and higher selling prices (reflecting higher average plastic resin costs), partially offset by lower volume of diaper backsheet in North America. Higher sales in Aluminum Extrusions reflected continued strength in residential and commercial windows and higher volume to distributors.

          The gross profit margin during the first quarter of 1997 increased to 19.8% from 19.6% in 1996 due to higher volume in Aluminum Extrusions, partially offset by lower margins in Film Products.

          Selling, general and administrative expenses decreased by $2.7 million or 23.7% due to the Molded Products and Brudi divestitures and lower corporate overhead, partially offset by higher selling, general and administrative costs in Film Products. Selling, general and administrative expenses, as a percentage of sales, declined to 6.4% in 1996 compared with 7.9% in 1996.

          Research and development expenses increased by $837,000 or 34.5% due to higher product development spending at Film Products and higher spending at Molecumetics.

          Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased to $1.2 million in 1997 from $92,000 in 1996 due to the investment of divestiture proceeds and cash generated from operations. The average tax equivalent yield earned on cash equivalents was 5.6% in 1997 and 5.4% in 1996. Tredegar's policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of Tredegar's investment policy are safety of principal and liquidity. Interest expense declined by $129,000 due primarily to higher capitalized interest.

          The effective tax rate excluding unusual items, the effects of tax-exempt interest income and investment gains declined slightly to 36% in 1997 from 36.1% in 1996.

                                 Segment Results

          The following tables present Tredegar's net sales and operating profit by segment for the three months ended March 31, 1997 and 1996.

                              Net Sales by Segment
                                 (In Thousands)
                                  (Unaudited)

                                                    Three Months       Favorable
                                                   Ended March 31       (Unfav.)
                                              -----------------------
                                                  1997        1996     % Change
                                              ------------ ---------- ----------
Film Products and Fiberlux                     $    75,437 $  59,457         27
Aluminum Extrusions                                 57,495    52,916          9
Technology                                             413       371         11
                                              ------------ ---------- ----------
    Total ongoing operations                       133,345   112,744         18
Divested operations:
    Molded Products                                      -     21,131         -
    Brudi                                                -      7,512         -
                                              ============ =========== =========
    Total net sales                            $   133,345   $141,387        (6)

                                              ============ =========== =========

                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                    Three Months       Favorable
                                                   Ended March 31       (Unfav.)
                                              -----------------------
                                                  1997        1996      % Change
                                              ------------ ---------- ----------
Film Products and Fiberlux                     $   10,968  $  11,045         (1)

Aluminum Extrusions                                 6,702      4,976         35

Technology:
    Molecumetics                                   (1,665)    (1,226)       (36)
    Investments and other                           1,843        (19)         -
                                              ------------ ----------  ---------
                                                      178     (1,245)         -
                                              ------------ ----------  ---------
Divested operations:
    Molded Products                                     -      1,011          -
    Brudi                                               -        223          -
    Unusual items                                       -     10,747          -
                                              ------------ ---------- ----------
                                                        -     11,981          -
                                              ------------ ---------- ----------
    Total operating profit                         17,848     26,757        (33)
Interest income                                     1,151         92      1,151
Interest expense                                      521        650         20
Corporate expenses, net                             1,596      2,481         36
                                              ------------ ---------- ----------
Income before income taxes                         16,882     23,718        (29)
Income taxes                                        5,928      7,371         20
                                              ============ ========== ==========
Net income                                     $     10,954 $ 16,347        (33)
                                              ============ ========== ==========

          Unusual items include a pretax gain recognized in the first quarter of 1996 on the sale of Molded Products ($19.9 million), partially offset by a pretax loss accrued on the divestiture of Brudi ($9.1 million; the Brudi divestiture was completed in the second quarter of 1996). "Investments and other" includes pretax gains on technology-related investments of $1.9 million. See Note 2 on page 5 for further information on items affecting the comparability of operating results.

          Sales in Film Products increased due to higher volume of lower margin nonwoven film laminates, higher volume for foreign operations (especially permeable film in Europe) and higher selling prices (reflecting higher average plastic resin costs), partially offset by lower volume of diaper backsheet in North America. Operating profit improved slightly in Film Products due to improved production efficiencies for nonwoven film laminates and higher volume of permeable film in Europe for feminine pads, partially offset by lower diaper backsheet volume and margins in North America and higher new product development expenses. Operating profit declined in Fiberlux due to lower volume and higher selling, general and administrative costs.

          Sales in Aluminum Extrusions increased due primarily to higher volume (up 15%), reflecting continued strength in residential and commercial windows and higher volume to distributors. Operating profit increased by $1.7 million or 35% due to higher volume and related lower unit conversion costs. Conversion costs also improved as a result of the Newnan press improvement project completed late last year. On March 7, 1997, Tredegar announced that its William
L. Bonnell subsidiary had agreed in principle to acquire an aluminum extrusions and fabrication plant in El Campo, Texas, owned by Reynolds Metals Company. Details of the agreement were not disclosed. The proposed acquisition, which is subject to various conditions, is expected to be completed in the second quarter. The facility extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

          Excluding investment gains, technology segment losses increased by $462,000 due to higher research and development spending at Molecumetics.

                         Liquidity and Capital Resources

          Tredegar's total assets increased to $358 million at March 31, 1997, from $341.1 million at December 31, 1996, due mainly to an increase in cash and cash equivalents of $14.2 million (see further discussion below). Total liabilities increased to $136.5 million at March 31, 1997, from $128.5 million at December 31, 1996, due primarily to higher accounts payable in Aluminum Extrusions resulting from more favorable trade terms with aluminum ingot suppliers. Income taxes payable of $3.6 million relates to timing differences between income tax accruals and payments during the year.

          Debt at March 31, 1997 and December 31, 1996, consisted of a $35 million, 7.2% note maturing in June 2003 (annual principal payments of $5 million will begin in June 1997). Tredegar had cash and cash equivalents in excess of debt of $80.5 million at March 31, 1997, compared to $66.3 million at December 31, 1996.

          Net cash provided by operating activities in excess of capital expenditures and dividends increased to $15.9 million in the first quarter of 1997 from $7.4 million in 1996 due primarily to improved operating results, improved trade terms with aluminum ingot suppliers, lower capital expenditures in Film Products and the effect on capital expenditures of the Molded Products and Brudi divestitures (Molded Products and Brudi had combined capital expenditures of $1.2 million in the first quarter of 1996). Capital expenditures for Film Products in 1997 were related to normal replacement of machinery and equipment, expansion into China and permeable film additions, while 1996 included normal replacement as well as nonwoven film laminate capacity additions, expansion of permeable film capacity in Europe and expansion of permeable and diaper backsheet film capacity in Brazil.

          The increase in cash and cash equivalents to $115.5 million at March 31, 1997, was due to the $15.9 million of excess cash generated during the first quarter of 1997 combined with other sources ($585,000) and the $101.3 million cash and cash equivalents balance at December 31, 1996, partially offset by uses of funds for technology-related investments ($817,000, net of proceeds from the sale of investments) and the repurchase of Tredegar common stock ($1.5 million).

PART II -         OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       Tredegar Industries, Inc.
                                       (Registrant)



Date:       May 7, 1997                 /s/ N. A. Scher
            --------------------       -----------------------------------------
                                       Norman A. Scher
                                       Executive Vice President,
                                       Treasurer and Chief Financial
                                       Officer (Principal Financial
                                       Officer)

Date:       May 7, 1997                 /s/ D. Andrew Edwards
            --------------------       -----------------------------------------
                                       D. Andrew Edwards
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.          Description

       11            Statement re computation of earnings per share

       27            Financial Data Schedule