Form 10-Q
period 1997-06-30
TREDEGAR INDUSTRIES INC
filed 1997-08-14
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                                -------------------      -----------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Virginia                                     54-1497771
-------------------------------           --------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                         23225
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----

     The number of shares of Common Stock, no par value, outstanding as of July 31, 1997: 12,306,974.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                  June 30,  Dec. 31,
                                                    1997     1996
                                                 --------- ---------

Assets
Current assets:
    Cash and cash equivalents                    $ 109,151 $ 101,261
    Accounts and notes receivable                   75,872    61,076
    Inventories                                     20,413    17,658
    Income taxes recoverable                             -     2,023
    Deferred income taxes                            9,439     9,484
    Prepaid expenses and other                       3,287     2,920
                                                  --------- ---------
      Total current assets                         218,162   194,422
                                                  --------- ---------
Property, plant and equipment, at cost             273,479   260,200
Less accumulated depreciation and amortization     177,322   169,771
                                                  --------- ---------
      Net property, plant and equipment             96,157    90,429
                                                  --------- ---------
Other assets and deferred charges                   45,231    36,094
Goodwill and other intangibles                      20,107    20,132
                                                  ========= =========
      Total assets                               $ 379,657 $ 341,077
                                                  ========= =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                              $ 44,537  $ 28,814
    Accrued expenses                                34,122    32,487
    Income taxes payable                             3,202         -
                                                 --------- ---------
      Total current liabilities                     81,861    61,301
Long-term debt                                      30,000    35,000
Deferred income taxes                               16,736    16,994
Other noncurrent liabilities                        14,223    15,237
                                                  --------- ---------
      Total liabilities                            142,820   128,532
                                                  --------- ---------
Shareholders' equity:
    Common stock, no par value                     112,412   113,019
    Foreign currency translation adjustment             60       499
    Retained earnings                              124,365    99,027
                                                  --------- ---------
      Total shareholders' equity                   236,837   212,545
                                                  --------- ---------
      Total liabilities and shareholders' equity  $379,657 $ 341,077
                                                  ========= =========

                 See accompanying notes to financial statements.


                             Tredegar Industries, Inc.
                         Consolidated Statements of Income
                                   (In Thousands)
                                    (Unaudited)

                                                Second Quarter        Six Months
                                                 Ended June 30       Ended June 30
                                              ------------------- -------------------
                                                1997      1996      1997      1996
                                              --------- --------- --------- ---------

Revenues:
    Net sales                                 $ 144,969 $ 126,331 $ 278,314 $ 267,718
    Other income (expense), net                  5,058       798     7,903       415
                                              --------- --------- --------- ---------
      Total                                    150,027   127,129   286,217   268,133
                                              --------- --------- --------- ---------

Costs and expenses:
    Cost of goods sold                         114,295   100,488   221,255   214,222
    Selling, general and administrative          8,929     9,895    17,490    21,115
    Research and development                     3,181     2,591     6,447     5,020
    Interest                                       621       499     1,142     1,149
    Unusual items                               (2,250)        -    (2,250)  (10,747)
                                              --------- --------- --------- ---------
      Total                                    124,776   113,473   244,084   230,759
                                              --------- --------- --------- ---------
Income before income taxes                      25,251    13,656    42,133    37,374
Income taxes                                     8,904     4,983    14,832    12,354
                                              --------- --------- --------- ---------
Net income                                    $ 16,347   $ 8,673  $ 27,301  $ 25,020
                                              ========= ========= ========= =========

Earnings per common and dilutive common
    equivalent share                            $ 1.25     $ .66    $ 2.08    $ 1.92
                                              ========= ========= ========= =========

Shares used to compute earnings per
    common and dilutive common equivalent
    share                                       13,129    13,124    13,103    13,020
                                              ========= ========= ========= =========

                 See accompanying notes to financial statements.


                            Tredegar Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                        Six Months
                                                      Ended June 30
                                                   -------------------
                                                     1997      1996
                                                   --------- ---------

Cash flows from operating activities:
    Net income                                     $ 27,301  $ 25,020
    Adjustments for noncash items:
      Depreciation                                    9,109    10,566
      Amortization of intangibles                        26       226
      Deferred income taxes                              23    (2,279)
      Accrued pension income and postretirement
         benefits                                    (1,877)   (1,136)
      Gain on divestitures, net                      (2,250)  (10,747)
      Gain on sale of technology-related investment  (6,358)        -
    Changes in assets and liabilities, net of effects from divestitures:
      Accounts and notes receivable                  (8,137)   (4,770)
      Inventories                                       589     1,719
      Income taxes recoverable                        2,023     2,179
      Prepaid expenses and other                       (367)     (118)
      Accounts payable                               12,662     5,681
      Accrued expenses and income taxes payable       4,423       689
    Other, net                                         (836)      611
                                                   --------- ---------
      Net cash provided by operating activities      36,331    27,641
                                                   --------- ---------
Cash flows from investing activities:
    Capital expenditures                             (8,404)  (13,506)
    Acquisition                                     (13,469)        -
    Investments                                      (6,828)   (1,232)
    Proceeds from the sale of investments             5,783         -
    Property disposals                                  105        45
    Proceeds from the sale of Molded Products
      and Brudi                                       2,250    71,598
    Other, net                                         (308)     (362)
                                                   --------- ---------
      Net cash (used in) provided by investing
         activities                                 (20,871)   56,543
                                                   --------- ---------
Cash flows from financing activities:
    Dividends paid                                   (1,963)   (1,465)
    Net decrease in borrowings                       (5,000)        -
    Repurchases of Tredegar common stock             (1,955)     (583)
    Other, net                                        1,348       746
                                                   --------- ---------
      Net cash used in financing activities          (7,570)   (1,302)
                                                   --------- ---------
Increase in cash and cash equivalents                 7,890    82,882
Cash and cash equivalents at beginning of periof    101,261     2,145
                                                   ========= =========
Cash and cash equivalents at end of period         $ 109,151 $ 85,027
                                                   ========= =========

                 See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 1997, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1997 and 1996. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. Historical and pro forma net income and earnings per common and dilutive common equivalent share, adjusted for unusual items and technology-related investment gains/losses affecting the comparability of operating results and the pro forma effects of the Molded Products and Brudi divestitures, are presented below:

                                                                          (In Thousands Except Per-Share Amounts)

                                                                       Second Quarter        Six Months       Year Ended
                                                                        Ended June 30       Ended June 30     Dec. 31,
                                                                     ------------------- -------------------
                                                                       1997      1996      1997      1996      1996
                                                                     --------- --------- --------- ---------  --------

Historical net income as reported                                    $ 16,347   $ 8,673  $ 27,301  $ 25,020   $ 45,035
After-tax effects of unusual items:
    Redemption of preferred stock received in connection
      with the divestiture of Molded Products                          (1,440)        -    (1,440)        -          -
    Gain on sale of property in Fremont, CA                                 -         -         -         -     (1,215)
    Write-off of specialized machinery and equipment due to
      excess capacity in certain industrial packaging-films                           -         -         -        795
    Combined net gain on the Molded Products and Brudi
      divestitures                                                          -         -         -    (8,059)    (8,059)
                                                                     --------- --------- --------- ---------   --------
Historical net income as adjusted for unusual items                    14,907     8,673    25,861    16,961     36,556
After-tax effect of technology-related investment (gains) losses       (2,863)        -    (4,069)        -     (1,369)
                                                                     --------- --------- --------- ---------   --------
Net income as adjusted for unusual items and technology-
    related investment gains/losses                                    12,044     8,673    21,792    16,961     35,187
Pro forma adjustments:
    Combined after-tax operating profit of Molded Products
      and Brudi                                                             -        22         -      (715)      (715)
    Reduction of Tredegar's after-tax cost for certain benefit plans due to the curtailment of participation by
      Molded Products employees                                             -         -         -       161        161
    After-tax interest income on assumed investment in cash
      equivalents of expected after-tax divestiture proceeds
      at an annual rate of approximately 5.4%                               -       153         -       724        724
                                                                     --------- --------- --------- ---------   --------
Pro forma net income as adjusted for unusual items,
    technology-related investment gains/losses and the pro
    forma effects of the Molded Products and Brudi divestitures      $ 12,044    $8,848  $ 21,792  $ 17,131   $ 35,357
                                                                     ========= ========= ========= =========  =========

Earnings per common and dilutive common equivalent share:
    As reported                                                      $   1.25    $  .66  $   2.08  $   1.92   $   3.44
    As adjusted for unusual items                                        1.14       .66      1.97      1.30       2.79
    As adjusted for unusual items and technology- related
      investment gains/losses                                             .92       .66      1.66      1.30       2.69
    Pro forma as adjusted for unusual items, technology-related investment gains/losses and the pro forma effects of the
      Molded Products and Brudi divestitures                              .92       .67      1.66      1.32       2.70


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

          At June 30, 1997 and December 31, 1996, Tredegar had technology-related investments with a cost basis of $12.2 million and $6 million, respectively, which represented ownership (either in the form of limited partnership shares, the stock of privately held companies or the restricted or unrestricted stock of companies that recently registered shares in initial public offerings) of less than 20% in twelve and seven separate entities, respectively. These investments are included in "Other assets and deferred charges" in the consolidated balance sheets and each security is accounted for at the lower of cost or estimated fair value. Management estimates the fair value of these investments to be approximately $25 million at June 30, 1997. However, because of the inherent uncertainty of the valuations of restricted securities or securities for which there is no public market, these estimates may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, the publicly-traded stock of emerging, technology-based companies usually has higher volatility and risk than the U.S. stock market as a whole.

          In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The standard must be adopted by Tredegar in the fourth quarter of 1997, with all prior periods restated to conform to the new method. Early application is not permitted. The new standard requires the presentation in the income statement of basic and diluted earnings per share. In contrast to primary earnings per share under existing standards, basic earnings per share excludes common stock equivalents (for example, stock options). Accordingly, for the periods shown below, under the new requirements basic earnings per share for Tredegar will be higher than amounts previously reported, while diluted earnings per share will be the same as amounts previously reported:

                                                     Six Months          Years Ended
                                                   Ended June 30        December 31
                                                ------------------- -------------------
                                                   1997      1996      1996      1995
                                                --------- --------- --------- ---------

Percentage basic earnings per share
    higher (lower) than earnings per share
    as reported                                      6.9%      6.7%      7.3%      3.5%
Percentage diluted earnings per share
    higher (lower) than earnings per share
    as reported                                        -         -         -         -

          During the first six months of 1997, the FASB also issued new standards affecting disclosures of information about capital structure, comprehensive income and business segments, none of which should have a significant impact on Tredegar.

3. On May 30, 1997, Tredegar announced that its William L. Bonnell subsidiary had acquired an aluminum extrusions and fabrication plant in El Campo, Texas, from Reynolds Metals Company. The El Campo facility, which had sales of about $45 million in 1996, extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets. The acquisition was accounted for using the purchase method; accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. No goodwill arose from the transaction. The operating results for the El Campo facility have been included in the consolidated statements of income since the date acquired.

4. On July 9, 1997, Tredegar replaced its revolving credit facility dated September 7, 1995, with a new five-year facility that permits borrowings up to $275 million. The new facility provides for interest to be charged at a base rate (which is generally expected to be the London Interbank Offered Rate ("LIBOR")) plus a spread that is dependent on Tredegar's quarterly debt-to-total capitalization ratio. A facility fee is also charged on the $275 million commitment amount. The spread and facility fee charged at various debt-to-total capitalization levels are as follows:

                                                                         (Basis Points)
                                                                     LIBOR           Facility
           Debt-to-Total Capitalization Ratio                       Spread              Fee
           ----------------------------------                       ------            -------

           Less than or equal to 35%                                 16.50             8.50
           Greater than 35% and less than or equal
                to 50%                                               22.50             10.00
           Greater than 50%                                          30.00             15.00

          In addition, a utilization fee of five basis points is charged on the outstanding principal amount when more than $137.5 million is borrowed under the agreement. The new facility contains restrictions similar to the prior facility including, among others, restrictions on the payments of cash dividends and the maximum debt-to-total capitalization ratio permitted (60%). At June 30, 1997, $100 million was available for cash dividend payments and $275 million was available to borrow under the 60% debt-to-total capitalization ratio restriction.

5.   The components of inventories are as follows:

                                                        (In Thousands)
                                                  June 30            Dec. 31
                                                   1997               1996
                                              --------------     --------------
           Finished goods                          $2,635            $ 1,677
           Work-in-process                          2,358              1,782
           Raw materials                            8,626              7,958
           Stores, supplies and other               6,794              6,241
                                             ==============     ==============
               Total                              $20,413            $17,658
                                             ==============     ==============

          The increase in inventory was due primarily to the acquisition of an aluminum extrusions and fabrication facility in El Campo, Texas (see Note
     3).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

              Second Quarter 1997 Compared with Second Quarter 1996

     Net income for the second quarter of 1997 was $16.3 million or $1.25 per share, up from $8.7 million or 66 cents per share in the second quarter of 1996. The 1997 results include a gain of $2.3 million ($1.4 million after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. This gain has been classified as an unusual item in the consolidated statements of income. Results for 1997 also include technology-related investment gains of $4.5 million ($2.9 million after income taxes). See Note 2 on page 5 for further information on technology-related investments as of June 30, 1997.

     Net income excluding unusual items and technology-related investment gains for the second quarter of 1997 was $12 million or 92 cents per share, up from $8.7 million or 66 cents per share in the second quarter of 1996. The improved results were driven primarily by strong performance in aluminum extrusions and plastic films.

     Excluding the effects of the Brudi divestiture in the second quarter of 1996, second-quarter net sales increased 20% in 1997 due to higher sales in Film Products and Aluminum Extrusions. Revenues also increased at Tredegar's Molecumetics subsidiary due to a drug development partnership with Asahi Chemical Industry Co., Ltd. The increase in sales in Film Products was driven by higher volume of lower margin nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Higher sales in Aluminum Extrusions reflected strength in commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of an aluminum extrusions and fabrication facility in El Campo, Texas (see Note 3 on page 7).

     The gross profit margin during the second quarter of 1997 increased to 21.2% from 20.5% in 1996 due primarily to higher volume in Aluminum Extrusions and Film Products.

     Selling, general and administrative expenses decreased by $966,000 or 9.8% due to the Brudi divestiture and lower corporate overhead, partially offset by higher selling, general and administrative costs in Film Products. Selling, general and administrative expenses, as a percentage of sales, declined to 6.2% in 1997 compared with 7.8% in 1996.

     Research and development expenses increased by $590,000 or 23% due to higher product development spending at Film Products and higher spending at Molecumetics.

     Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased to $1.2 million in 1997 from $740,000 in 1996 due to the investment of Brudi divestiture proceeds and cash generated from operations. The average tax- equivalent yield earned on cash equivalents was 5.85% in 1997 and 5.60% in 1996. Tredegar's policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of Tredgar's investment policy are safety of principal and liquidity. Interest expense increased by $122,000 due primarily to the write-off of deferred financing costs related to the refinancing of Tredegar's revolving credit facility (see Note 4 on page 7) and lower capitalized interest.

     The effective tax rate excluding unusual items, the effects of tax-exempt interest income and investment gains declined to 36.1% in 1997 from 36.5% in 1996.

                  Six Months 1997 Compared with Six Months 1996

     Net income for the first six months of 1997 was $27.3 million or $2.08 per share, up from $25 million or $1.92 per share in the first six months of 1996. The 1997 results include a gain of $2.3 million ($1.4 million after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. This gain has been classified as an unusual item in the consolidated statements of income. Results for 1997 also include technology-related investment gains of $6.4 million ($4.1 million after income taxes). See Note 2 on page 5 for further information on technology-related investments as of June 30, 1997. Unusual items recognized during the first six months of 1996 include a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products on March 29, 1996, partially offset by a charge of $9.1 million ($5.7 million after income tax benefits) related to a loss on the divestiture of Brudi (the Brudi divestiture was completed in the second quarter of 1996).

     Net income excluding unusual items and technology-related investment gains for the first six months of 1997 was $21.8 million or $1.66 per share, up from $17 million or $1.30 per share in the first six months of 1996. The improved results were driven primarily by strong performance in aluminum extrusions and plastic films.

     Excluding the effects of the Molded Products and Brudi divestitures, net sales during the first six months of 1997 increased 19% due to higher sales in Film Products and Aluminum Extrusions. Revenues also increased at Tredegar's Molecumetics subsidiary due to a drug development partnership with Asahi Chemical Industry Co., Ltd. The increase in sales in Film Products was driven by higher volume of lower margin nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Higher sales in Aluminum Extrusions reflected strength in residential and commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of an aluminum extrusions and fabrication facility in El Campo, Texas (see Note 3 on page 7).

     The gross profit margin during the first six months of 1997 increased to 20.5% from 20% in 1996 due primarily to higher volume in Aluminum Extrusions and Film Products.

     Selling, general and administrative expenses decreased by $3.6 or 17% due to the Molded Products and Brudi divestitures and lower corporate overhead, partially offset by higher selling, general and administrative costs in Film Products. Selling, general and administrative expenses, as a percentage of sales, declined to 6.3% in the first six months of 1997 compared with 7.9% in 1996.

     Research and development expenses increased by $1.4 million or 28% due to higher product development spending at Film Products and higher spending at Molecumetics.

     Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased to $2.4 million in the first six months of 1997 from $832,000 in 1996 due to the investment of Molded Products and Brudi divestiture proceeds and cash generated from operations. The average tax-equivalent yield earned on cash equivalents was 5.73% during the first six months of 1997 and 5.50% in 1996. Interest expense decreased by $7,000 due to lower average debt outstanding, partially offset by the second-quarter write-off of deferred financing costs related to the refinancing of Tredegar's revolving credit facility (see Note 4 on page 7).

     The effective tax rate excluding unusual items, the effects of tax-exempt interest income and investment gains declined to 36.6% during the first six months of 1997 from 36.7% in 1996.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 1997 and 1996.

                            Net Sales by Segment
                              (In Thousands)
                               (Unaudited)

                                      Second Quarter        Six Months
                                       Ended June 30       Ended June 30
                                    ------------------- -------------------
                                      1997      1996      1997      1996
                                    --------- --------- --------- ---------

Film Products and Fiberlux           $ 78,220  $ 63,724 $ 153,657 $ 123,181
Aluminum Extrusions                    66,042    56,298   123,537   109,214
Technology                                707       441     1,120       812
                                     --------- --------- --------- ---------
    Total ongoing operations          144,969   120,463   278,314   233,207
Divested operations:
    Molded Products                         -         -         -    21,131
    Brudi                                   -     5,868         -    13,380
                                    ========= ========= ========= =========
    Total net sales                 $ 144,969 $ 126,331 $ 278,314 $ 267,718
                                    ========= ========= ========= =========

                       Operating Profit by Segment
                              (In Thousands)
                               (Unaudited)

                                      Second Quarter        Six Months
                                       Ended June 30       Ended June 30
                                    ------------------- -------------------
                                      1997      1996      1997      1996
                                    --------- --------- --------- ---------

Film Products and Fiberlux          $ 12,546  $ 10,512  $ 23,514  $ 21,557

Aluminum Extrusions                    9,069     6,270    15,771    11,246

Technology:
    Molecumetics                      (1,494)   (1,554)   (3,159)   (2,780)
    Investments and other              4,450        14     6,293        (5)
                                    --------- --------- --------- ---------
                                       2,956    (1,540)    3,134    (2,785)
                                    --------- --------- --------- ---------
Divested operations:
    Molded Products                        -         -         -     1,011
    Brudi                                  -         8         -       231
    Unusual items                      2,250         -     2,250    10,747
                                    --------- --------- --------- ---------
                                       2,250         8     2,250    11,989
                                    --------- --------- --------- ---------
    Total operating profit            26,821    15,250    44,669    42,007
Interest income                        1,209       740     2,360       832
Interest expense                         621       499     1,142     1,149
Corporate expenses, net                2,158     1,835     3,754     4,316
                                    --------- --------- --------- ---------
Income before income taxes            25,251    13,656    42,133    37,374
Income taxes                           8,904     4,983    14,832    12,354
                                    ========= ========= ========= =========
Net income                          $ 16,347   $ 8,673  $ 27,301  $ 25,020
                                    ========= ========= ========= =========


         The 1997 results for divested operations include a gain of $2.3 million related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. During the second quarter and six months ended June 30, 1997, "Investments and other" includes pretax gains on technology-related investments of $4.5 million and $6.4 million, respectively. Unusual items during 1996 include a pretax gain recognized in the first quarter of that year on the sale of Molded Products ($19.9 million), partially offset by a pretax loss accrued in the same period on the divestiture of Brudi ($9.1 million; the Brudi divestiture was completed in the second quarter of 1996). See
Note 2 on page 5 for further information on items affecting the comparability of operating results.

         Sales in Film Products during the second quarter and year-to-date increased due to higher volume of lower margin nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Operating profit improved in Film Products during each period due to improved production efficiencies for nonwoven film laminates supplied to the Proctor & Gamble Company ("P&G") for diapers and higher volume in North America and Europe of permeable film supplied to P&G for feminine pads, partially offset by higher new product development expenses and start-up costs for a new production site in China. Operating profit declined at Fiberlux.

         Sales in Aluminum Extrusions increased during the second quarter and year-to-date due primarily to higher volume (up 15%), reflecting continued strength in residential and commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of an aluminum extrusions and fabrication facility in El Campo, Texas (see Note 3 on page 7). Operating profit increased significantly during each period due to higher volume and related lower unit conversion costs. Conversion costs also improved as a result of the Newnan press improvement project completed late last year.

         Excluding investment gains, technology segment losses decreased by $22,000 during the second quarter of 1997 due to revenues generated from a drug development partnership with Asahi Chemical Industry Co., Ltd. For the first six months of 1997, excluding investment gains, technology segment losses are up $440,000 due primarily to higher research and development spending at Molecumetics, partially offset by drug development partnership revenues.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $379.7 million at June 30, 1997, from $341.1 million at December 31, 1996, due mainly to an increase in cash and cash equivalents (see further discussion below), the El Campo, Texas aluminum extrusions and fabrication plant acquisition (see Note 3 on page 7), higher accounts receivable supporting higher sales and an increase in technology-related investments (see Note 2 on page 5). Total liabilities increased to $142.8 million at June 30, 1997, from $128.5 million at December 31, 1996, due primarily to higher accounts payable in Aluminum Extrusions resulting from more favorable trade terms with suppliers and the El Campo, Texas acquisition. Income taxes payable of $3.2 million relate to timing differences between income tax accruals and payments during the year.

         Debt was $30 million at June 30, 1997, with interest payable semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003. Tredegar had cash and cash equivalents in excess of debt of $79.2 million at June 30, 1997, compared to $66.3 million at December 31, 1996.

         Net cash provided by operating activities in excess of capital expenditures and dividends increased to $25.9 million in the first six months of 1997 from $12.7 million in 1996 due primarily to improved operating results, improved trade terms with suppliers, lower capital expenditures (particularly in Film Products) and the effect on capital expenditures of the Molded Products and Brudi divestitures (Molded Products and Brudi had combined capital expenditures of $1.3 million in the first six months of 1996). Capital expenditures for Film Products in 1997 were related to normal replacement of machinery and equipment, expansion into China and permeable film additions, while 1996 included normal replacement as well as nonwoven film laminate capacity additions, expansion of permeable film capacity in Europe and expansion of permeable and diaper backsheet film capacity in Brazil.

         The increase in cash and cash equivalents to $109.2 million at June 30, 1997, from $101.3 million at December 31, 1996, was due to the $25.9 million of excess cash generated during the first six months of 1997 combined with additional proceeds related to the Molded Products divestiture ($2.3 million) and other sources ($1.3 million, primarily proceeds from the exercise of stock options), partially offset by funds used to acquire the El Campo, Texas aluminum extrusions and fabrication plant ($13.5 million), an annual debt principal payment in June 1997 ($5 million), uses of funds for technology-related investments ($1.1 million, net of proceeds from the sale of investments) and the repurchase of Tredegar common stock ($2 million).

PART II -   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

            Tredegar's Annual Meeting of Shareholders was held on May 22, 1997. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

     (a)    Election of Directors

                                                    No. of        No. of Votes
              Nominee                             Votes "For"      "Withheld"
              Austin Brockenbrough, III           11,273,126        129,112
              William M. Gottwald                 11,239,650        162,588
              Richard L. Morrill                  11,247,737        154,501
              Norman A. Scher                     11,271,137        131,101

            There were no broker non-votes with respect to the election of directors.

     (b)    Approval of Auditors

            Approval of th designation of Coopers & Lybrand L.L.P. as the auditors for Tredegar for 1997:

            No. of Votes           No. of Votes                 No. of
              "For"                  "Against"               Abstentions
            11,360,924                29,982                   11,329

            There were no broker non-votes with respect to the approval of auditors.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  3        Amended By-laws

                  4.1 Revolving Credit Facility Agreement, dated as of July 9, 1997, among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Tredegar Industries, Inc.
                                        (Registrant)



Date:       August 13, 1997               /s/ N. A. Scher
            ----------------------       ---------------------------------------
                                         Norman A. Scher
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

Date:       August 13, 1997               /s/ D. Andrew Edwards
            ----------------------       ---------------------------------------
                                         D. Andrew Edwards
                                         Corporate Controller and Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.              Description

       3                 Amended By-laws

       4.1 Revolving Credit Facility Agreement, dated as of July 9, 1997, among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent

       11                Statement re computation of earnings per share

       27                Financial Data Schedule