Form 10-Q
period 1997-09-30
TREDEGAR INDUSTRIES INC
filed 1997-11-12
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
---


For the quarterly period ended September 30, 1997

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the transition period from                    to
                               -----------------      --------------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                        54-1497771
------------------------------------        ------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                          23225
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       X      No
         -----       -----

     The number of shares of Common Stock, no par value, outstanding as of October 31, 1997: 12,347,578.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                   Tredegar Industries, Inc.
                  Consolidated Balance Sheets
                         (In Thousands)
                          (Unaudited)

                                                              Sept. 30, Dec. 31,
                                                               1997      1996
                                                             --------- ---------

Assets
Current assets:
    Cash and cash equivalents                                $ 114,001 $ 101,261
    Accounts and notes receivable                               78,456    61,076
    Inventories                                                 18,073    17,658
    Income taxes recoverable                                       381     2,023
    Deferred income taxes                                        9,417     9,484
    Prepaid expenses and other                                   4,089     2,920
                                                             --------- ---------
      Total current assets                                     224,417   194,422
                                                             --------- ---------
Property, plant and equipment, at cost                         277,848   260,200
Less accumulated depreciation and amortization                 180,419   169,771
                                                             --------- ---------
      Net property, plant and equipment                         97,429    90,429
                                                             --------- ---------
Other assets and deferred charges                               55,808    36,094
Goodwill and other intangibles                                  20,086    20,132
                                                             ========= =========
      Total assets                                           $ 397,740 $ 341,077
                                                             ========= =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                          $ 42,392  $ 28,814
    Accrued expenses                                            38,470    32,487

                                                             --------- ---------
      Total current liabilities                                 80,862    61,301
Long-term debt                                                  30,000    35,000
Deferred income taxes                                           18,728    16,994
Other noncurrent liabilities                                    13,838    15,237
                                                             --------- ---------
      Total liabilities                                        143,428   128,532
                                                             --------- ---------
Shareholders' equity:
    Common stock, no par value                                 113,051   113,019
    Common stock held in trust for savings
      restoration plan                                            (744)        -
    Unrealized gain on available-for-sale securities             3,573         -
    Foreign currency translation adjustment                         36       499
    Retained earnings                                          138,396    99,027
                                                             --------- ---------
      Total shareholders' equity                               254,312   212,545
                                                             --------- ---------
      Total liabilities and shareholders' equity             $ 397,740 $ 341,077
                                                             ========= =========

        See accompanying notes to financial statements.


                              Tredegar Industries, Inc.
                         Consolidated Statements of Income
                                   (In Thousands)
                                    (Unaudited)

                                                 Third Quarter        Nine Months
                                                Ended Sept. 30      Ended Sept. 30
                                              ------------------- -------------------
                                                1997      1996      1997      1996
                                              --------- --------- --------- ---------

Revenues:
    Net sales                                 $155,058  $129,425  $433,372  $397,143
    Other income (expense), net                  3,798     2,909    11,701     3,324
                                              --------- --------- --------- ---------
      Total                                    158,856   132,334   445,073   400,467
                                              --------- --------- --------- ---------

Costs and expenses:
    Cost of goods sold                         122,403   103,334   343,658   317,556
    Selling, general and administrative          9,438     9,713    26,928    30,828
    Research and development                     3,220     2,500     9,667     7,520
    Interest                                       456       459     1,598     1,608
    Unusual items                                    -      (680)   (2,250)  (11,427)
                                              --------- --------- --------- ---------
      Total                                    135,517   115,326   379,601   346,085
                                              --------- --------- --------- ---------
Income before income taxes                      23,339    17,008    65,472    54,382
Income taxes                                     8,202     6,273    23,034    18,627
                                              --------- --------- --------- ---------
Net income                                    $ 15,137  $ 10,735  $ 42,438  $ 35,755
                                              ========= ========= ========= =========

Earnings per common and dilutive common
    equivalent share                          $   1.14     $ .82    $ 3.23    $ 2.74
                                              ========= ========= ========= =========

Shares used to compute earnings per
    common and dilutive common equivalent
    share                                       13,254    13,112    13,158    13,047
                                              ========= ========= ========= =========

                  See accompanying notes to financial statements.



                   Tredegar Industries, Inc.
             Consolidated Statements of Cash Flows
                         (In Thousands)
                          (Unaudited)

                                                                  Nine Months
                                                                Ended Sept. 30
                                                             -------------------
                                                                1997      1996
                                                             --------- ---------

Cash flows from operating activities:
    Net income                                               $ 42,438  $ 35,755
    Adjustments for noncash items:
      Depreciation                                             13,773    15,231
      Amortization of intangibles                                  39       242
      Deferred income taxes                                        40    (3,530)
      Accrued pension income and postretirement
         benefits                                              (3,129)   (1,752)
      Gain on divestitures and property disposal               (2,250)  (12,715)
      Write-off of certain industrial packaging
         film machinery and equipment                               -     1,288
      Gain on sale of technology-related investments           (9,668)   (2,139)
    Changes in assets and  liabilities,  net of effects  from  divestitures  and acquisitions:
      Accounts and notes receivable                           (10,721)   (8,972)
      Inventories                                               2,929     1,881
      Income taxes recoverable                                  1,642     2,179
      Prepaid expenses and other                               (1,169)   (1,433)
      Accounts payable                                         10,517     8,477
      Accrued expenses and income taxes payable                 5,569     3,233
    Other, net                                                   (227)      (31)
                                                             --------- ---------
      Net cash provided by operating activities                49,783    37,714
                                                             --------- ---------
Cash flows from investing activities:
    Capital expenditures                                      (14,640)  (18,726)
    Acquisition                                               (13,469)        -
    Investments                                               (12,987)   (1,432)
    Proceeds from the sale of investments                      10,511     2,600
    Property disposals                                            387     8,801
    Proceeds from the sale of Molded Products
      and Brudi                                                 2,250    71,598
    Other, net                                                   (314)     (378)
                                                             --------- ---------
      Net cash (used in) provided by investing
         activities                                           (28,262)   62,463
                                                             --------- ---------
Cash flows from financing activities:
    Dividends paid                                             (3,069)   (2,195)
    Net decrease in borrowings                                 (5,000)        -
    Repurchases of Tredegar common stock                       (1,932)   (2,034)
    Other, net                                                  1,220       933
                                                             --------- ---------
      Net cash used in financing activities                    (8,781)   (3,296)
                                                             --------- ---------
Increase in cash and cash equivalents                          12,740    96,881
Cash and cash equivalents at beginning of period              101,261     2,145
                                                             ========= =========
Cash and cash equivalents at end of period                    $ 114,001 $ 99,026
                                                             ========= =========

        See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 1997, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Historical  net  income  and  earnings  per  common  and  dilutive   common
     equivalent share, adjusted for unusual items and technology-related investment gains/losses affecting the comparability of operating results, are presented below: (In Thousands Except Per-Share Amounts)

                                                                           Third Quarter        Nine Months
                                                                          Ended Sept. 30      Ended Sept. 30
                                                                        ------------------- -------------------
                                                                          1997      1996      1997      1996
                                                                        --------- --------- --------- ---------

Historical net income as reported                                       $ 15,137  $ 10,735  $ 42,438  $ 35,755
After-tax effects of unusual items:
    Redemption of preferred stock received in connection
      with the divestiture of Molded Products                                  -         -    (1,440)        -
    Gain on sale of property in Fremont, CA                                    -    (1,215)        -    (1,215)
    Write-off of specialized machinery and equipment due to
      excess capacity in certain industrial packaging films                    -       795         -       795
    Combined net gain on the Molded Products and Brudi
      divestitures                                                             -         -         -    (8,059)
                                                                        --------- --------- --------- ---------
Historical net income as adjusted for unusual items                       15,137    10,315    40,998    27,276
After-tax effect of technology-related investment (gains) losses          (2,117)   (1,369)   (6,187)   (1,369)
                                                                        --------- --------- --------- ---------
Net income as adjusted for unusual items and technology-
    related investment gains/losses                                     $ 13,020   $ 8,946  $ 34,811  $ 25,907
                                                                        ========= ========= ========= =========

Earnings per common and dilutive common equivalent share:
    As reported                                                           $ 1.14     $ .82    $ 3.23    $ 2.74
    As adjusted for unusual items                                           1.14       .79      3.12      2.09
    As adjusted for unusual items and technology- related
      investment gains/losses                                                .98       .69      2.65      1.99



3. At September 30, 1997 and December 31, 1996, Tredegar had technology-related investments with a cost basis of $18.2 million and $6 million, respectively, which represented ownership (either in the form of limited partnership interests in private venture capital funds, the stock of privately held companies or the restricted or unrestricted stock of companies that recently registered shares in initial public offerings) of less than 20% in 18 and 7 separate entities, respectively. These investments are included in "Other assets and deferred charges" in the consolidated balance sheets. Each security directly held in public companies (common stock listed on NASDAQ) is classified as available-for-sale and stated at fair value, with unrealized holding gains or losses excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Each security held in private companies (primarily convertible preferred stock) is accounted for at the lower of cost or estimated fair value. Ownership interests of less than or equal to 5% in private venture capital funds are accounted for at the lower of cost or estimated fair value, while ownership interests in excess of 5% in such funds are accounted for under the equity method. Management estimates the fair value of technology-related investments to be approximately $34 million at September 30, 1997. The fair value of securities directly held in public companies is determined based on closing price quotations. The fair value of securities directly held in private companies is estimated by Tredegar management. The fair value of ownership interests in private venture capital funds is based on management's estimate of Tredegar's distributable share of fund net assets utilizing, among others, the general partners' estimate of the fair value of nonmarketable securities held, closing bid prices of publicly traded securities held and the formulas for allocating profits, losses and distributions. Because of the inherent uncertainty of the valuations of restricted securities or securities for which there is no public market, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, the publicly-traded stock of emerging, technology-based companies usually has higher volatility and risk than the U.S. stock market as a whole.

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

                                                    Nine Months         Years Ended
                                                  Ended Sept. 30        December 31
                                                ------------------- -------------------
                                                   1997      1996      1996      1995
                                                --------- --------- --------- ---------
Percentage basic earnings per share
    higher than earnings per share
    as reported                                     7.2%      6.9%      7.3%      3.5%
Percentage diluted earnings per share
    higher (lower) than earnings per share
    as reported                                       -         -         -         -

          During the first nine months of 1997, the FASB also issued new standards affecting disclosures of information about capital structure, comprehensive income and business segments, none of which should have a significant impact on Tredegar.

5. On September 30, 1997, Tredegar announced that its William L. Bonnell subsidiary had agreed in principle to acquire two Canada-based aluminum extrusion and fabrication plants owned by Reynolds Metals Company. The plants are located in Ste. Therese, Quebec, and Richmond Hill, Ontario. Details of the agreement were not disclosed. The proposed acquisition, which is subject to various conditions, is expected to be completed in January 1998. The two plants generated sales of about $50 million in 1996. Both facilities manufacture products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

     On May 30, 1997, Tredegar announced that its William L. Bonnell subsidiary had acquired an aluminum extrusion and fabrication plant in El Campo, Texas, from Reynolds Metals Company. The El Campo facility, which had sales of about $45 million in 1996, extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets. The acquisition was accounted for using the purchase method; accordingly, assets acquired and liabilities assumed were recorded at their estimated fair values at the date of acquisition. No goodwill arose from the transaction. The operating results for the El Campo facility have been included in the consolidated statements of income since the date acquired.

6. On July 9, 1997, Tredegar replaced its revolving credit facility dated September 7, 1995, with a new five-year facility that permits borrowings up to $275 million. The new facility provides for interest to be charged at a base rate (which is generally expected to be the London Interbank Offered Rate ("LIBOR")) plus a spread that is dependent on Tredegar's quarterly debt-to-total capitalization ratio. A facility fee is also charged on the $275 million commitment amount. The spread and facility fee charged at various debt-to-total capitalization levels are as follows:

                                                         (Basis Points)
                                                     LIBOR           Facility
           Debt-to-Total Capitalization Ratio       Spread              Fee
           Less than or equal to 35%                 16.50             8.50
           Greater than 35% and less than or equal
                to 50%                               22.50             10.00
           Greater than 50%                          30.00             15.00

          In addition, a utilization fee of five basis points is charged on the outstanding principal amount when more than $137.5 million is borrowed under the agreement. The new facility contains restrictions similar to the prior facility including, among others, restrictions on the payments of cash dividends and the maximum debt-to-total capitalization ratio permitted (60%). At September 30, 1997, $113.8 million was available for cash dividend payments and $275 million was available to borrow under the 60% debt-to-total capitalization ratio restriction.

7. The components of inventories are as follows:

                                                       (In Thousands)
                                                Sept. 30            Dec. 31
                                                  1997               1996
                                              --------------     --------------
           Finished goods                            $1,765            $ 1,677
           Work-in-process                            1,580              1,782
           Raw materials                              7,967              7,958
           Stores, supplies and other                 6,761              6,241
                                              ==============     ==============
               Total                                $18,073            $17,658
                                              ==============     ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               Third Quarter 1997 Compared with Third Quarter 1996

     Net income for the third quarter of 1997 was $15.1 million or $1.14 per share, up from $10.7 million or 82 cents per share in the third quarter of 1996. Results for 1996 include unusual items related to a gain of $2 million ($1.2 million after income taxes or 9 cents per share) on the sale of a former plastic films manufacturing site in Fremont, California, partially offset by a charge of $1.3 million ($795,000 after income tax benefits or 6 cents per share) related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films.

     Results for 1997 and 1996 also include technology-related investment gains of $3.3 million ($2.1 million after income taxes or 16 cents per share) and $2.1 million ($1.4 million after income taxes or 10 cents per share), respectively. Net income excluding unusual items and technology-related gains for the third quarter of 1997 was $13 million or 98 cents per share, up from $8.9 million or 69 cents per share in the third quarter of 1996. The improved results were driven primarily by strong performance in aluminum extrusions and plastic films, and higher contract research revenues at Molecumetics, Tredegar's drug development subsidiary. See Notes 2 and 3 on pages 5 and 6 for further information on items affecting the comparability of operating results and technology-related investments as of September 30, 1997.

     Third-quarter net sales increased 20% in 1997 due to higher sales in Film Products and Aluminum Extrusions and higher contract research revenues at Molecumetics. The increase in sales in Film Products was driven by higher volume of nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Higher sales in Aluminum Extrusions reflected strength in commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of an aluminum extrusions and fabrication facility in El Campo, Texas (see Note 5 on page 7).

     The gross profit margin during the third quarter of 1997 increased to 21.1% from 20.2% in 1996 due primarily to higher volume in Aluminum Extrusions and contract research revenues, which help to support research and development programs at Molecumetics.

     Selling, general and administrative expenses, as a percentage of sales, declined to 6.1% in 1997 compared with 7.5% in 1996.

     Research and development expenses increased by $720,000 or 29% due to higher product development spending at Film Products and higher spending at Molecumetics.

     Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased to $1.3 million in 1997 from $1 million in 1996 due to the investment of cash generated from operations. The average tax-equivalent yield earned on cash equivalents was 5.7% in 1997 and 5.5% in 1996. Tredegar's policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of Tredegar's investment policy are safety of principal and liquidity. Interest expense decreased slightly during the period.

     The effective tax rate excluding unusual items, the effects of tax-exempt interest income and investment gains declined to 36.2% in 1997 from 37% in 1996, due partially to a lower effective state income tax rate.

                 Nine Months 1997 Compared with Nine Months 1996

     Net income for the first nine months of 1997 was $42.4 million or $3.23 per share, up from $35.8 million or $2.74 per share in the first nine months of 1996. The 1997 results include a gain of $2.3 million ($1.4 million after income taxes or 11 cents per share) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. This gain has been classified as an unusual item in the consolidated statements of income. Unusual items recognized during the first nine months of 1996 totaling 65 cents per share include a gain of $19.9 million ($13.7 million after income taxes) on the sale of Molded Products and a gain of $2 million ($1.2 million after income taxes) on the sale of a former plastic films manufacturing site in Fremont, California, partially offset by a charge of $9.1 million ($5.7 million after income tax benefits) related to a loss on the divestiture of Brudi and a charge of $1.3 million ($795,000 after income tax benefits) related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films.

     Results for 1997 and 1996 also include technology-related investment gains of $9.7 million ($6.2 million after income taxes or 47 cents per share) and $2.1 million ($1.4 million after income taxes or 10 cents per share), respectively. Net income excluding unusual items and technology-related investment gains for the first nine months of 1997 was $34.8 million or $2.65 per share, up from $25.9 million or $1.99 per share in the first nine months of 1996. The improved results were driven primarily by strong performance in aluminum extrusions and plastic films, and higher contract research revenues at Molecumetics. See Notes 2 and 3 on pages 5 and 6 for further information on items affecting the comparability of operating results and technology-related investments as of September 30, 1997.

     Excluding the effects of the Molded Products and Brudi divestitures, net sales during the first nine months of 1997 increased 20% due to higher sales in Film Products and Aluminum Extrusions. Revenues also increased at Molecumetics due to contract research revenues. The increase in sales in Film Products was driven by higher volume of nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Higher sales in Aluminum Extrusions reflected strength in residential and commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of an aluminum extrusions and fabrication facility in El Campo, Texas (see Note 5 on page 7).

     The gross profit margin during the first nine months of 1997 increased to 20.7% from 20% in 1996 due primarily to higher volume in Aluminum Extrusions and Film Products and contract research revenues, which help to support research and development programs at Molecumetics.

     Selling, general and administrative expenses decreased by $3.9 million or 13% due primarily to the Molded Products and Brudi divestitures. Selling, general and administrative expenses, as a percentage of sales, declined to 6.2% in the first nine months of 1997 compared with 7.8% in 1996.

     Research and development expenses increased by $2.1 million or 29% due to higher product development spending at Film Products and higher spending at Molecumetics.

     Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased to $3.6 million in the first nine months of 1997 from $1.9 million in 1996 due to the investment of Molded Products and Brudi divestiture proceeds and cash generated from operations. The average tax-equivalent yield earned on cash equivalents was 5.7% during the first nine months of 1997 and 5.50% in 1996. Interest expense decreased slightly due to lower average debt outstanding, partially offset by the second-quarter write-off of deferred financing costs related to the refinancing of Tredegar's revolving credit facility (see Note 6 on page 8).

     The effective tax rate excluding unusual items, the effects of tax-exempt interest income and investment gains declined to 36.2% during the first nine months of 1997 from 36.5% in 1996.

                                 Segment Results

     The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 1997 and 1996.

                           Net Sales by Segment
                              (In Thousands)
                               (Unaudited)

                                       Third Quarter        Nine Months
                                       Ended Sept 30      Ended Sept. 30
                                    ------------------- -------------------
                                      1997      1996      1997      1996
                                    --------- --------- --------- ---------

Film Products and Fiberlux          $ 78,046  $ 70,311  $ 231,703 $ 193,492
Aluminum Extrusions                   75,401    58,772   198,938   167,986
Technology                             1,611       342     2,731     1,154
                                    --------- --------- --------- ---------
    Total ongoing operations         155,058   129,425   433,372   362,632
Divested operations:
    Molded Products                        -         -         -    21,131
    Brudi                                  -         -         -    13,380
                                    ========= ========= ========= =========
    Total net sales                 $ 155,058 $ 129,425 $ 433,372 $ 397,143
                                    ========= ========= ========= =========

                       Operating Profit by Segment
                              (In Thousands)
                               (Unaudited)


                                       Third Quarter        Nine Months
                                      Ended Sept. 30      Ended Sept. 30
                                    ------------------- -------------------
                                      1997      1996      1997      1996
                                    --------- --------- --------- ---------

Film Products and Fiberlux:
    Ongoing operations              $ 12,985  $ 10,136  $ 36,499  $ 31,693
    Unusual items                          -       680         -       680
                                    --------- --------- --------- ---------
                                      12,985    10,816    36,499    32,373
                                    --------- --------- --------- ---------

Aluminum Extrusions                    9,690     7,216    25,461    18,462

Technology:
    Molecumetics                        (609)   (1,690)   (3,768)   (4,470)
    Investments and other              3,108     1,965     9,401     1,960
                                    --------- --------- --------- ---------
                                       2,499       275     5,633    (2,510)
                                    --------- --------- --------- ---------
Divested operations:
    Molded Products                        -         -         -     1,011
    Brudi                                  -         -         -       231
    Unusual items                          -         -     2,250    10,747
                                    --------- --------- --------- ---------
                                           -         -     2,250    11,989
                                    --------- --------- --------- ---------
    Total operating profit            25,174    18,307    69,843    60,314
Interest income                        1,276     1,019     3,636     1,851
Interest expense                         456       459     1,598     1,608
Corporate expenses, net                2,655     1,859     6,409     6,175
                                    --------- --------- --------- ---------
Income before income taxes            23,339    17,008    65,472    54,382
Income taxes                           8,202     6,273    23,034    18,627
                                    ========= ========= ========= =========
Net income                          $ 15,137  $ 10,735  $ 42,438  $ 35,755
                                    ========= ========= ========= =========


     The results for the first nine months of 1997 for divested operations include a gain of $2.3 million related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. Unusual items recognized during 1996 include a gain of $19.9 million on the sale of Molded Products on March 29, 1996, and a third-quarter gain of $2 million on the sale of a former plastic films manufacturing site in Fremont, California, partially offset by a first-quarter charge of $9.1 million related to a loss on the divestiture of Brudi (completed in the second quarter of 1996) and a third-quarter charge of $1.3 million related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films. The "Investments and other" category includes pretax gains on technology-related investments of $3.3 million in the third quarter of 1997, $9.7 million in the first nine months of 1997 and $2.1 million in the third quarter and first nine months of 1996. See Notes 2 and 3 on pages 5 and 6 for further information on items affecting the comparability of operating results and technology-related investments as of September 30, 1997.

     Sales in Film Products during the third quarter and year-to-date period increased due to higher volume of nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Operating profit improved in Film Products during each period due to improved production efficiencies for nonwoven film laminates supplied to The Procter & Gamble Company ("P&G") for diapers and higher volume of permeable film supplied to P&G for feminine pads, partially offset by higher new product development expenses and start-up costs for a new production site in China. Operating profit increased slightly at Fiberlux during the third quarter, but declined during the first nine months of the year.

     Sales in Aluminum Extrusions increased during the third quarter and year-to-date period due primarily to higher volume, reflecting continued strength in residential and commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of an aluminum extrusion and fabrication facility in El Campo, Texas (see Note 5 on page 7). Excluding this recent acquisition, volume was up 9% for the quarter and 13% for the year. Operating profit increased significantly during each period due to higher volume, related lower unit conversion costs and the acquisition. Conversion costs also improved as a result of the Newnan press improvement project completed late last year.

     Excluding net investment gains, technology segment losses decreased by $1.1 million during the third quarter of 1997 due to revenues generated from drug development partnerships. For the first nine months of 1997, excluding investment gains, technology segment losses are down $614,000 due primarily to higher research and development spending at Molecumetics, partially offset by drug development partnership revenues.

                         Liquidity and Capital Resources

     Tredegar's total assets increased to $397.7 million at September 30, 1997, from $341.1 million at December 31, 1996, due mainly to an increase in cash and cash equivalents (see further discussion below), the El Campo, Texas aluminum extrusion and fabrication plant acquisition (see Note 5 on page 7), higher accounts receivable supporting higher sales and an increase in technology-related investments (see Note 3 on page 6). Total liabilities increased to $143.4 million at September 30, 1997, from $128.5 million at December 31, 1996, due primarily to higher accounts payable in Aluminum Extrusions resulting from more favorable trade terms with suppliers and the El Campo, Texas acquisition.

     Debt was $30 million at September 30, 1997, with interest payable semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003. Tredegar had cash and cash equivalents in excess of debt of $84 million at September 30, 1997, compared to $66.3 million at December 31, 1996.

     Net cash provided by operating activities in excess of capital expenditures and dividends increased to $32.1 million in the first nine months of 1997 from $16.8 million in 1996 due primarily to improved operating results, improved trade terms with suppliers, lower capital expenditures in Aluminum Extrusions due to the completion of the Newnan press improvement in late 1996, and the effect on capital expenditures of the Molded Products and Brudi divestitures (Molded Products and Brudi had combined capital expenditures of $1.3 million in 1996). Capital expenditures for Film Products in 1997 were related to normal replacement of machinery and equipment, expansion into China and permeable film additions, while 1996 included normal replacement, nonwoven film laminate capacity additions, expansion of permeable film capacity in Europe and expansion of permeable and diaper backsheet film capacity in Brazil.

     The increase in cash and cash equivalents to $114 million at September 30, 1997, from $101.3 million at December 31, 1996, was due to the $32.1 million of excess cash generated during the first nine months of 1997 combined with additional proceeds related to the Molded Products divestiture ($2.3 million) and other sources ($1.2 million, primarily proceeds from the exercise of stock options), partially offset by funds used to acquire the El Campo, Texas aluminum extrusion and fabrication plant ($13.5 million), an annual debt principal payment in June 1997 ($5 million), uses of funds for technology-related investments ($2.5 million, net of proceeds from the sale of investments) and the repurchase of Tredegar common stock ($1.9 million).

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  11       Statement re computation of earnings per share

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Tredegar Industries, Inc.
                                        (Registrant)



Date:       November 11, 1997           /s/ N. A. Scher
            --------------------       -----------------------------------------
                                       Norman A. Scher
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date:       November 11, 1997           /s/ D. Andrew Edwards
            --------------------       -----------------------------------------
                                       D. Andrew Edwards
                       Corporate Controller and Treasurer
                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description

       11          Statement re computation of earnings per share

       27          Financial Data Schedule