Form 10-K
period 1997-12-31
TREDEGAR INDUSTRIES INC
filed 1998-03-17
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                                                 OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 1-10258

                            TREDEGAR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

VIRGINIA                                                        54-1497771
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1100 BOULDERS PARKWAY, RICHMOND, VIRGINIA  23225
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  804-330-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
--------------------------------       -----------------------------------------
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

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 5, 1998:* $559,833,225.80

Number of shares of Common Stock outstanding as of March 5, 1998:  11,917,471

*In determining this figure, an aggregate of 3,970,197 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on March 5, 1998, as reported by the Wall Street Journal.

--------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Tredegar Industries, Inc.'s Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report"), are incorporated by reference into Parts I, II, and IV of this Form 10-K.

2. Portions of Tredegar Industries, Inc.'s definitive Proxy Statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                      - i -

FORM 10-K TABLE OF CONTENTS/CROSS-REFERENCE
                                                                                                                             Proxy
                                                                                         Form 10-K      Annual Report      Statement
Part I                                                                                      page            page              page

1.       Business .......................................................................    1-5         20-22, 27-30, 32-33
2.       Properties......................................................................    6
3.       Legal proceedings...............................................................    None
4.       Submission of matters to a vote of security holders.............................    None

Part II

5.       Market for registrant's common equity and related stockholder matters...........                51
6.       Selected financial data.........................................................                18-19
7.       Management's discussion and analysis of financial condition and
         results of operations...........................................................                20-22, 24-30, 32-33
7A.      Quantitative and qualitative disclosures about market risk......................    9, 10
8.       Financial statements and supplementary data.....................................    10, 11      31-50
9.       Changes in and disagreements with accountants on accounting and
         financial disclosure............................................................    None

Part III

10.      Directors and executive officers of the registrant*.............................    12          16                   2-4
11.      Executive compensation*.........................................................                                     7-15
12.      Security ownership of certain beneficial owners and management*.................                                     5-7
13.      Certain relationships and related transactions*.................................                                     None

Part IV

14.      Exhibits, financial statement schedules and reports on Form 8-K
         (a)      Documents:
                  (1)      Financial statements..........................................                34-50
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

                                     PART I

Item 1.           BUSINESS

Description of Business

         Tredegar Industries, Inc. ("Tredegar") is engaged directly or through subsidiaries in the manufacture of plastic films, vinyl extrusions and aluminum extrusions. Tredegar also has interests in a variety of technology-based businesses.

         On January 14, 1998, Tredegar's Board of Directors authorized a "Dutch Auction" tender offer to purchase up to 1,250,000 shares of the company's common stock at a price ranging from $58 to $65 per share. The offer expired on February 13, 1998, and 502,924 shares were tendered and purchased by Tredegar for approximately $32.7 million or $65 per share. The purchase was funded by available cash.

         The following discussion of Tredegar's business segments should be read in conjunction with the information contained on pages 20-22, 24-30 and 32-33 of the Annual Report referred to in Item 7 below.

Plastic Films and Vinyl Extrusions

         Tredegar's plastics business is composed of the Film Products division ("Film Products") and Fiberlux, Inc. ("Fiberlux"). Film Products manufactures plastic films for disposable personal products (primarily feminine hygiene and diaper products) and packaging, medical, industrial and agricultural products. Fiberlux produces vinyl extrusions for windows and patio doors. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Tredegar also has films plants located in the Netherlands, Brazil and Argentina, where it produces films primarily for the European and Latin American markets. During 1998, Film Products expects to begin operating a production facility currently under construction near Guangzhou, China, and expects to begin construction of a production site in Eastern Europe. The Eastern European facility should be operational in 1999. Both sites will produce disposable permeable films for feminine hygiene products marketed in China and Eastern Europe, respectively. Film Products and Fiberlux compete in all of their markets on the basis of product quality, price and service.

Film Products

         Film   Products   produces   films   for  two major market  categories:
disposables and industrial.

Disposables. Film Products is one of the largest U.S. suppliers of embossed and permeable films for disposable personal products. In each of the last three years, this class of products accounted for more than 35% of Tredegar's consolidated revenues.

         Film Products supplies permeable films for use as liners in feminine hygiene products, adult incontinent products and hospital underpads. Film Products also supplies embossed films and nonwoven film laminates for use as backsheet in such disposable products as baby diapers, adult incontinent products, feminine hygiene products and hospital underpads. Film Products' primary customer for permeable films, embossed films and nonwoven film laminates is The Procter & Gamble Company ("P&G"), the leading global disposable diaper manufacturer.

         P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of business associated with P&G would have a material adverse effect on Tredegar's business.

Industrial. Film Products produces coextruded and monolayer permeable films under the VisPore(R) name. These films are used to regulate fluid and vapor transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications, permeable ground cover, natural cheese mold release cloths and rubber bale wrap.

         Film Products also produces differentially embossed monolayer and coextruded films. Some of these films are extruded in a Class 10,000 clean room and act as a disposable, protective coversheet for photopolymers used in the manufacture of circuit boards. Other films sold under the ULTRAMASK(R) name are used as masking films to protect polycarbonate, acrylics and glass from damage during fabrication, shipping and handling.

         Film Products produces a line of oriented films for food packaging, in-mold labels and other applications under the name Monax(R) Plus. These are high-strength, high moisture barrier films that provide cost and source reduction benefits over competing packaging materials.

Raw Materials. The primary raw materials for films produced by Film Products are low-density and linear low-density polyethylene resins, which are obtained from domestic and foreign suppliers at competitive prices.

         Tredegar's management believes there will be an adequate supply of polyethylene resins in the immediate future.

Research and Development. Film Products has a technical center in Terre Haute, Indiana, and holds 35 U.S. patents and 14 U.S. trademarks. Expenditures for research and development have averaged $4.7 million per year during the past three years.

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

Aluminum Extrusions

         Aluminum Extrusions is composed of The William L. Bonnell Company, Inc., Capitol Products Corporation, Bon L Campo Limited Partnership and Bon L Canada Inc. (together, "Aluminum Extrusions"), which produce soft alloy aluminum extrusions primarily for the building and construction, transportation, electrical and consumer durables markets. The net assets associated with Bon L Campo Limited Partnership and Bon L Canada Inc. were acquired in 1997 and 1998, respectively (see page 29 of the Annual Report for additional information).

         Aluminum Extrusions manufactures plain, anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions in the production of curtain walls, moldings, architectural shapes, running boards, tub and shower doors, boat windshields, window components, tractor-trailer shapes, ladders and furniture, among other products. Sales are made primarily in the United States, principally east of the Rocky Mountains. Sales are substantially affected by the strength of the building and construction industry, which accounts for the majority of product sales.

         Raw materials for Aluminum Extrusions, consisting of aluminum ingot, aluminum scrap and various alloys, are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. Tredegar does not expect critical shortages of aluminum or other required raw materials and supplies.

         Aluminum Extrusions competes primarily on the basis of product quality, price and service.

         Aluminum Extrusions holds two U.S. patents and nine U.S. trademarks.

Technology

          Tredegar's technology interests include Molecumetics, Ltd. ("Molecumetics") and Tredegar Investments, Inc. See Note 6 on page 42 of the Annual Report for more information on Tredegar Investments, Inc. Also, see page 30 of the Annual Report regarding the sale of APPX Software, Inc. in early 1998.

         Molecumetics, a subsidiary of Tredegar, operates its drug design research laboratory in Seattle, Washington, where it uses its patented chemistry to develop new drug candidates for licensing to pharmaceutical and biotech companies in exchange for up-front fees, research and development support payments, milestone-driven success payments and future royalties.

         In 1997, Molecumetics signed research and marketing partnerships with two large Japanese pharmaceutical companies, Asahi Chemical Industry Co., Ltd. ("Asahi"), and Teijin Limited ("Teijin"). Both collaborations are aimed at developing therapeutics for treatment of blood-clotting disorders. Molecumetics is separately developing and optimizing drug lead compounds for each partner. In turn, Asahi and Teijin are responsible for preclinical and clinical development in Japan and other Asian countries. In each case, Molecumetics retains U.S.
and European rights to any compounds developed under the agreement.

         Molecumetics holds nine U.S. patents and three U.S. trademarks and Molecumetics has filed a number of other patent applications with respect to its technology. Businesses included in the Technology segment spent $7.2 million in 1997, $6.8 million in 1996 and $5.0 million in 1995 for research and development.

Miscellaneous

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products and Molecumetics. Tredegar routinely applies for patents on significant developments with respect to all of its businesses. Patents owned by Tredegar and its subsidiaries have remaining terms ranging from 1 to 16 years. In addition, Tredegar has licenses under patents owned by third parties.

Research and Development. During 1997, 1996 and 1995, approximately $13.2 million, $11.1 million and $8.8 million, respectively, was spent on company-sponsored research and development activities in connection with the businesses of Tredegar and its subsidiaries.

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

Employees. Tredegar and its subsidiaries employed approximately 2,500 people at December 31, 1997 (approximately 2,900 people including the recent Aluminum Extrusions acquisition in Canada).

Item 2.     PROPERTIES

General

         Most of the improved real property and the other assets of Tredegar and its subsidiaries are owned, and none of the owned property is subject to an encumbrance that is material to the consolidated operations of Tredegar and its subsidiaries. Tredegar considers the condition of the plants, warehouses and other properties and assets owned or leased by Tredegar and its subsidiaries to be generally good. Tredegar also considers the geographical distribution of its plants to be well-suited to satisfying the needs of its customers.

         Tredegar believes that the capacity of its plants are adequate for immediate needs of its businesses. Tredegar's plants generally have operated at 70-85 percent of capacity. Tredegar's corporate headquarters offices are located at 1100 Boulders Parkway, Richmond, Virginia 23225.


         Tredegar has the following principal plants and facilities:

Film Products Locations                    Principal Operations
Carbondale, Pennsylvania                   Production of plastic films
LaGrange, Georgia
Manchester, Iowa
New Bern, North Carolina
Tacoma, Washington (leased)
Terre Haute, Indiana (2)
  (technical center and
  production facility)
Guangzhou, China (leased)
Kerkrade, the Netherlands
San Juan, Argentina
Sao Paulo, Brazil

Fiberlux Locations                         Principal Operations
Pawling, New York                          Production of vinyl extrusions for
Purchase, New York (headquarters) (leased) windows and patio doors

Aluminum Extrusions Locations              Principal Operations
Carthage, Tennessee                        Production of aluminum
El Campo, Texas                            extrusions, fabrication and finishing
Kentland, Indiana
Newnan, Georgia
Richmond Hill, Ontario
Ste. Therese, Quebec

Technology

          Molecumetics leases its laboratory space in Bellevue, Washington. Tredegar Investments, Inc. leases office space in Seattle, Washington.

Item 3.  LEGAL PROCEEDINGS

                  None


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                  EXECUTIVE OFFICERS OF TREDEGAR

                  Set forth below are the names, ages and titles of the executive officers of Tredegar:

Name                                Age            Title

John D. Gottwald                    43             President and
                                                   Chief Executive Officer

Norman A. Scher                     60             Executive Vice President
                                                   and Chief Financial Officer

Michael W. Giancaspro               43             Vice President, Corporate
                                                   Development

Douglas R. Monk                     52             Vice President and President,
                                                   Aluminum Extrusions

Anthony J. Rinaldi                  60             Vice President and President,
                                                   Film Products

Frederick P. Woods                  53             Vice President, Personnel

                  Except as described below, each of these officers has served in such capacity since July 10, 1989. Each will hold office until his successor is elected or until his earlier removal or resignation.

Michael W. Giancaspro. Mr. Giancaspro served as Director of Corporate Planning from March 31, 1989, until February 27, 1992, when he was elected Vice President, Corporate Planning. On January 1, 1998, his position was changed to Vice President, Corporate Development.

Douglas R. Monk. Mr. Monk was elected Vice President on August 29, 1994. Mr. Monk has served as President of The William L. Bonnell Company, Inc. and Capitol Products Corporation since February 23, 1993. He also served as Director of Operations of Tredegar's Aluminum Division.

Anthony J. Rinaldi. Mr. Rinaldi was elected Vice President on February 27, 1992. Mr. Rinaldi has served as General Manager of Tredegar Film Products since July 1, 1991 and as President of Film Products since April 23, 1993. During 1991, he also served as Managing Director of European operations. Mr. Rinaldi served as Director of Sales and Marketing for Tredegar Film Products from July 10, 1989 to June, 1991.

Frederick P. Woods. Mr. Woods served as Vice President, Employee Relations from July 10, 1989 until December, 1993, when his position was changed to Vice President, Personnel.

                                     PART II

Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

                  The information contained on page 51 of the Annual Report under the captions "Dividend Information," "Stock Listing" and "Market Prices of Common Stock and Shareholder Data" is incorporated herein by reference.


Item 6.           SELECTED FINANCIAL DATA

                  The information for the eight years ended December 31, 1997, contained in the "Eight-Year Summary" on pages 18 and 19 of the Annual Report is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The textual and tabular information concerning the years 1997, 1996 and 1995 contained on pages 20-22, 24-30, 32 and 33 of the Annual Report is incorporated herein by reference.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

                  Tredegar has exposure, among others, to the volatility of polyethylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets, interest rates and technology stocks. Changes in resin prices, and the timing thereof, could have a significant impact on profit margins in Film Products; however, such changes are generally followed by a corresponding change in selling prices. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices but are also generally followed by a corresponding change in selling prices; however, there is no assurance that higher ingot costs can be passed along to customers.

                  In the normal course of business, Tredegar enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled  intervals.  In  order  to  hedge  its  exposure  to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, the company enters into a combination of forward purchase commitments and futures contracts to acquire aluminum, based on the scheduled deliveries. For further information, see Note 5 on page 41 of the Annual Report.

                  Tredegar sells to customers in foreign markets through its foreign operations and through export sales from its plants in the U.S. Tredegar estimates that approximately $28.5 million or 38.5% of its 1997 consolidated pretax income (excluding unusual items and technology-related net investment gains) relates to such sales, of which (i) $16.6 million relates to income generated from sales and costs denominated in, or indexed to, U.S. Dollars (primarily export sales out of the U.S. to the Far East and Latin America), (ii) $7.9 million relates to income generated from sales and costs primarily denominated in German Marks and Dutch Guilders, and (iii) $4 million relates to income generated from sales and costs denominated in the currencies of Brazil and Argentina. Generally, Tredegar views the volatility of foreign currencies and emerging markets as part of the overall risk of operating in such environments and, accordingly, adjusts the required rate of return on such investments.

                  At December 31, 1997, Tredegar was underleveraged with cash and cash equivalents of $120.1 million (approximately $58 million on a pro forma basis including the recent "Dutch
                  Auction" tender offer and the recent acquisition of two aluminum extrusion and fabrication plants in Canada) and debt of only $30 million. Debt outstanding consisted of a note with interest payable semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003. Tredegar also has a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at December 31, 1997). The facility matures on July 9, 2002, with an annual extension of one year permitted subject to the approval of participating banks. See Note 9 on page 43 of the Annual Report for further information on debt and credit agreements. Tredegar expects that with future acquisitions, capital expenditures, investments, stock repurchases and dividends, its net debt-to-net capitalization ratio would generally range from 30% to 50%. In such situation, Tredegar anticipates that its floating-rate debt would comprise about 50% of its total debt.

                  Tredegar has investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. Investments in non-public companies are illiquid and the investments in public companies are subject to the volatility of equity markets and technology stocks. For further information, see Note 6 on page 42 of the Annual Report.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The consolidated financial statements contained on pages 35-38, the notes to financial statements contained on pages 39-50, the report of independent accountants on page 34, and the information under the caption "Selected Quarterly Financial Data (Unaudited)" on page 31 and related notes on page 32-33 of the Annual Report are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information contained on pages 2-4 of the Proxy Statement under the caption "Election of Directors" concerning directors and persons nominated to become directors of Tredegar is incorporated herein by reference. See "Executive Officers of Tredegar" at the end of Part I above for information about the executive officers of Tredegar.

                  The information contained on pages 4-7 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.


Item 11.          EXECUTIVE COMPENSATION

                  The information contained on pages 7-15 of the Proxy Statement under the caption "Compensation of Executive Officers and Directors" concerning executive compensation is incorporated herein by reference.


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

                  The information contained on pages 4-7 of the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.


Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

         (a)      Documents:

                  (1) Financial statements - the following consolidated financial statements of the registrant are included on pages 34 - 50 in the Annual Report and are incorporated herein by reference in Item 8.

                           Report of independent accountants.

                           Consolidated balance sheets as of December 31, 1997 and 1996.

                           Consolidated statements of income, cash flows and shareholders' equity for the years ended December 31, 1997, 1996 and 1995.

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

                           3.2         Amended  By-laws  of  Tredegar  (filed as
                                       Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

                           4.1         Form of Common Stock  Certificate  (filed
                                       as  Exhibit  4.3  to  Tredegar's   Annual
                                       Report  on Form  10-K for the year  ended
                                       December  31,  1989,   and   incorporated
                                       herein by reference)

                           4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit
                                       4.4 to  Tredegar's  Annual Report on Form
                                       10-K  for the  year  ended  December  31,
                                       1989,   and   incorporated    herein   by
                                       reference)

                           4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

                           4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

                           4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

                           4.3.2 First Amendment to Loan Agreement dated as of October 31, 1997 between Tredegar and Metropolitan Life Insurance Company (filed herewith)

                           4.4 Revolving Credit Facility Agreement dated as of July 9, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

                           4.4.1 First Amendment to Revolving Credit Facility Agreement dated as of October 31, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed herewith)

                           10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl Corporation ("Ethyl") (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                           *10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                           10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                           10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

                           *10.6 Tredegar 1989 Incentive tock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

                           *10.7       Tredegar  Bonus  Plan  (filed as  Exhibit
                                       10.7 to Tredegar's  Annual Report on Form
                                       10-K  for the  year  ended  December  31,
                                       1989,   and   incorporated    herein   by
                                       reference)

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

                           *10.10 Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

                           *10.11 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as
                                       Exhibit 10.13 to Tredegar's Annual Report
                                       on Form 10-K for the year ended  December
                                       31, 1993,  and  incorporated   herein  by
                                       reference)

                           *10.12 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan(filed as Exhibit
                                       10.14 to Tredegar's Annual Report on Form
                                       10-K  for  the  year  ended  December 31,
                                       1993,   and   incorporated   herein    by
                                       reference)

                           *10.13 Tredegar Industries, Inc. 1996 Incentive Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

                           *10.14 Consulting Agreement made as of March 31, 1996 between Tredegar and Richard W. Goodrum (filed herewith)

                           *10.14.1 First Amendment to Consulting Agreement made as of July 1, 1997 between Tredegar and Richard W. Goodrum (filed herewith)

                           13 Tredegar Annual Report to Shareholders for the year ended December 31, 1997 (See
                                       Note 1)

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


Dated:  February 25, 1998                   By     /s/ John D. Gottwald
                                                  -------------------------
                                                  John D. Gottwald
                                                  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 1998.


                  Signature                        Title


     /s/ John D. Gottwald                     President
         (John D. Gottwald)                   (Principal Executive Officer
                                              and Director)

     /s/ N. A. Scher                          Executive Vice President
         (Norman A. Scher)                    and Director
                                              (Principal Financial Officer)

     /s/ D. Andrew Edwards                    Treasurer and Corporate Controller
         (D. Andrew Edwards)                  (Principal Accounting Officer)


    /s/ Austin Brockenbrough, III             Director
         (Austin Brockenbrough, III)


     /s/ Phyllis Cothran                      Director
         (Phyllis Cothran)


     /s/ R. W. Goodrum                        Director
         (Richard W. Goodrum)

     /s/ Floyd D. Gottwald, Jr.               Director
         (Floyd D. Gottwald, Jr.)


     /s/ William M. Gottwald                  Director
         (William M. Gottwald)


    /s/ Andre B. Lacy                         Director
         (Andre B. Lacy)


     /s/ Richard L. Morrill                   Director
         (Richard L. Morrill)


     /s/ Emmett J. Rice                       Director
         (Emmett J. Rice)

                                  EXHIBIT INDEX

3.1         Amended and Restated Articles of Incorporation of Tredegar (filed as
            Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

3.2 Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit 4.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as
            Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.3.2 First Amendment to Loan Agreement dated as of October 31, 1997 between Tredegar and Metropolitan Life Insurance Company (filed herewith)

4.4 Revolving Credit Facility Agreement dated as of July 9, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

4.4.1 First Amendment to Revolving Credit Facility Agreement dated as of October 31, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed herewith)

10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.5 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.6 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.7 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.8       Savings  Plan  for the  Employees  of  Tredegar  (filed  as  Exhibit
            4  to  the  Form  S-8  Registration  Statement  No.  33-64647,   and
            incorporated herein by reference)

*10.9 Tredegar Retirement Income Plan (filed as Exhibit 10.9 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference)

*10.10 Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.11 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.12 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.13      Tredegar  Industries,  Inc.  1996  Incentive  Plan (filed as Exhibit
            10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

*10.14 Consulting Agreement made as of March 31, 1996 between Tredegar and Richard W. Goodrum (filed herewith)

*10.14.1 First Amendment to Consulting Agreement made as of July 1, 1997 between Tredegar and Richard W. Goodrum (filed herewith)

13 Tredegar Annual Report to Shareholders for the year ended December 31, 1997 (See Note 1)

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