Form 10-Q
period 1998-03-31
TREDEGAR INDUSTRIES INC
filed 1998-05-12
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/X /              OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended March 31, 1998

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/  /           OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the transition period from                         to
                               ----------------------     ----------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Virginia                                 54-1497771
-------------------------------------      -----------------------------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                           23225
--------------------------------------     ------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
                                                     --------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
    -----     -----

      The number of shares of Common Stock, no par value, outstanding as of April 30, 1998: 11,945,896.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                       March 31,    Dec. 31,
                                                          1998        1997
                                                       ----------- -----------
Assets
Current assets:
    Cash and cash equivalents                            $ 65,075   $ 120,065
    Accounts and notes receivable                          84,534      69,672
    Inventories                                            27,977      20,008
    Income taxes recoverable                                    -         294
    Deferred income taxes                                   8,697       8,722
    Prepaid expenses and other                              3,608       4,369
                                                       ----------- -----------
       Total current assets                               189,891     223,130
                                                       ----------- -----------
Property, plant and equipment, at cost                    307,363     283,995
Less accumulated depreciation and amortization            187,274     183,397
                                                       ----------- -----------
       Net property, plant and equipment                  120,089     100,598
                                                       ----------- -----------
Other assets and deferred charges                          74,563      67,134
Goodwill and other intangibles                             20,036      20,075
                                                       ----------- -----------
       Total assets                                     $ 404,579   $ 410,937
                                                       =========== ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                     $ 43,466    $ 33,168
    Accrued expenses                                       35,990      39,618
    Income taxes payable                                    3,995           -
                                                       ----------- -----------
       Total current liabilities                           83,451      72,786
Long-term debt                                             30,000      30,000
Deferred income taxes                                      22,322      22,108
Other noncurrent liabilities                               13,422      13,497
                                                       ----------- -----------
       Total liabilities                                  149,195     138,391
                                                       ----------- -----------
Shareholders' equity:
    Common stock, no par value                             83,183     115,291
    Common stock held in trust for savings
       restoration plan                                    (1,020)     (1,020)
    Unrealized gain on available-for-sale securities        3,390       5,020
    Foreign currency translation adjustment                   317         (37)
    Retained earnings                                     169,514     153,292
                                                       ----------- -----------
       Total shareholders' equity                         255,384     272,546
                                                       ----------- -----------
       Total liabilities and shareholders' equity       $ 404,579   $ 410,937
                                                       =========== ===========

               See accompanying notes to financial statements.

                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)
                                                            Three Months
                                                           Ended March 31
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
    Revenues:
    Net sales                                           $ 156,660   $ 133,345
    Other income (expense), net                             1,390       2,845
                                                       ----------- -----------
       Total                                              158,050     136,190
                                                       ----------- -----------

Costs and expenses:
    Cost of goods sold                                    123,096     106,960
    Selling, general and administrative                     8,840       8,561
    Research and development                                3,347       3,266
    Interest                                                  394         521
    Unusual items                                            (765)          -
                                                       ----------- -----------
       Total                                              134,912     119,308
                                                       ----------- -----------
Income before income taxes                                 23,138      16,882
Income taxes                                                5,842       5,928
                                                       ----------- -----------
Net income                                               $ 17,296    $ 10,954
                                                       =========== ===========

Earnings per share:
    Basic                                               $    1.43    $    .89
    Diluted                                                  1.33         .83

Shares used to compute earnings per share:
    Basic                                                  12,132      12,243
    Diluted                                                13,000      13,178

               See accompanying notes to financial statements.


                            Tredegar Industries, Inc.
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                            Three Months
                                                           Ended March 31
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------

Cash flows from operating activities:
    Net income                                           $ 17,296    $ 10,954
    Adjustments for noncash items:
       Depreciation                                         4,856       4,542
       Amortization of intangibles                              8          13
       Deferred income taxes                                  (84)         12
       Accrued pension income and postretirement
          benefits                                           (887)       (778)
       Gain on sale of technology-related investments        (676)     (1,885)
       Gain on divestitures                                  (765)          -
    Changes in assets and liabilities, net of effects
       from  acquisitions and divestitures:
       Accounts and notes receivable                       (7,945)     (3,284)
       Inventories                                         (2,239)      1,402
       Income taxes recoverable                               294       2,023
       Prepaid expenses and other                             905        (756)
       Accounts payable                                     6,357       8,076
       Accrued expenses and income taxes payable              (19)        737
    Other, net                                                215        (447)
                                                       ----------- -----------
       Net cash provided by operating activities           17,316      20,609
                                                       ----------- -----------
Cash flows from investing activities:
    Capital expenditures                                   (5,704)     (3,729)
    Acquisition                                           (29,093)          -
    Investments                                            (6,351)     (2,877)
    Proceeds from the sale of investments                     972       2,060
    Proceeds from property disposals and divestitures         690          66
    Other, net                                                362        (187)
                                                       ----------- -----------
       Net cash used in investing activities              (39,124)     (4,667)
                                                       ----------- -----------
Cash flows from financing activities:
    Dividends paid                                         (1,074)       (955)
    Net increase (decrease) in borrowings                       -           -
    Repurchases of Tredegar common stock                  (32,977)     (1,479)
    Proceeds from exercise of stock options                   869         706
                                                       ----------- -----------
       Net cash used in financing activities              (33,182)     (1,728)
                                                       ----------- -----------
(Decrease) increase in cash and cash equivalents          (54,990)     14,214
Cash and cash equivalents at beginning of period          120,065     101,261
                                                       ----------- -----------
Cash and cash equivalents at end of period               $ 65,075   $ 115,475
                                                       =========== ===========

               See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 1998, and the consolidated results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

2. Unusual items in the first quarter of 1998 include a pretax gain of $765,000 on the sale of APPX Software. Income taxes include a tax benefit of $2 million related to the sale, including a tax benefit for the excess of APPX Software's income tax basis over its financial reporting basis. Historical net income and diluted earnings per share, adjusted for unusual items and technology-related investment gains and losses affecting the comparability of operating results, are presented below:

                                                        (In Thousands Except
                                                         Per-Share Amounts)

                                                            Three Months
                                                           Ended March 31
                                                       -----------------------
                                                           1998        1997
                                                       ----------- -----------
Net income as reported                                   $ 17,296    $ 10,954
After-tax effects of unusual items:
    Gain on sale of APPX Software                          (2,766)          -
                                                       ----------- -----------
Net income as adjusted for unusual items                   14,530      10,954
After-tax effect of technology-related investment
    (gains) losses                                           (432)     (1,206)
                                                       ----------- -----------
Net income as adjusted for unusual items and
    technology- related investment gains and losses      $ 14,098     $ 9,748
                                                       =========== ===========

Diluted earnings per share:
    As reported                                          $   1.33     $ .83
    As adjusted for unusual items                        $   1.12     $ .83
    As adjusted for unusual items and technology-
       related investment gains and losses               $   1.08     $ .74

3. The carrying value of technology-related investments (included in "Other assets" in the consolidated balance sheet) at March 31, 1998 and December 31, 1997, was $37 million ($32.1 million cost basis) and $33.5 million ($25.8 million cost basis), respectively. The excess of the carrying value over the cost basis is related to available-for-sale securities stated at their closing market price, with unrealized holding gains excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized. The estimated fair value of technology-related investments was $45.4 million and $40.8 million at March 31, 1998 and December 31, 1997, respectively.

4. Comprehensive income, defined as net income and other comprehensive income, for the three months ended March 31, 1998 and 1997, was $16 million and $10.7 million, respectively. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                   (In Thousands)

                                              March 31           Dec. 31
                                                1998              1997
                                          --------------     --------------
           Finished goods                       $ 3,913            $ 1,865
           Work-in-process                        3,333              2,340
           Raw materials                         13,446              9,297
           Stores, supplies and other             7,285              6,506
                                          --------------     --------------
               Total                            $27,977            $20,008
                                          ==============     ==============

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                            (In Thousands)

                                                             Three Months
                                                            Ended March 31
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
           Weighted average shares outstanding used
               to compute basic earnings per share        12,132        12,243
           Incremental shares issuable upon the
                assumed exercise of stock options            868           935
                                                        ---------    ----------
            Shares used to compute diluted earnings
                per share                                 13,000        13,178
                                                        =========    ==========

         Incremental shares issuable upon the assumed exercise of outstanding stock options is computed using the average market price during the related period.

7. On February 13, 1998, Tredegar completed a "Dutch auction" tender offer in which it repurchased 502,924 shares of its common stock for $32.7 million or $65.00 per share (excluding transaction costs). Since becoming an independent company in 1989, Tredegar has repurchased a total of 6.7 million shares, or 36% of its issued and outstanding common stock, for $111.7 million ($16.68 per share). As of March 31, 1998, under a standing authorization from its board of directors, Tredegar may purchase an additional 1.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

8. On February 6, 1998, Tredegar acquired two Canada-based aluminum extrusion and fabrication plants from Reynolds Metals Company. The plants are located in Ste-Therese, Quebec, and Richmond Hill, Ontario. The two plants collectively generated sales of approximately $53 million in 1997 and $7.6 million for the period from February 6, 1998 through March 31, 1998. Both facilities manufacture products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets. On May 30, 1997, Tredegar acquired an aluminum extrusion and fabrication plant in El Campo, Texas, from Reynolds Metals Company. The El Campo facility, which had sales of $10.4 million for the first quarter of 1998, extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets. Both acquisitions were accounted for using the purchase method. No goodwill arose from either acquisition since the estimated fair value of the identifiable net assets acquired equaled the purchase price. The operating results for the three plants have been included in the consolidated statements of income since the date acquired.

9. The Financial Accounting Standards Board has issued new standards affecting disclosures of information about business segments, pensions and other postretirement benefits. These standards are not expected to significantly change Tredegar's current disclosures when adopted in the fourth quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               First Quarter 1998 Compared with First Quarter 1997

         Net income for the first quarter of 1998 was $17.3 million or $1.33 per share, up from $10.9 million or 83 cents per share in the first quarter of 1997 (all per share amounts in this analysis are expressed on a diluted basis). Results for 1998 include an unusual gain of $765,000 ($2.8 million after income taxes or 21 cents per share) on the sale of APPX Software on January 16, 1998 (see Note 2 on page 5). Results for 1998 and 1997 also include technology-related net investment gains of $676,000 ($432,000 after income taxes or 4 cents per share) and $1.9 million ($1.2 million after income taxes or 9 cents per share), respectively.

         Net income excluding unusual items and technology-related net investment gains for the first quarter of 1998 was $14.1 million or $1.08 per share, up from $9.7 million or 74 cents per share in the first quarter of 1997. The improved operating earnings were due primarily to higher profits in the company's plastics film and aluminum extrusions businesses and lower losses at Molecumetics, Tredegar's drug development subsidiary. See Notes 2, 3, 7 and 8 on pages 5 through 7 for further information on items affecting the comparability of operating results and technology-related investments.

         First-quarter net sales increased 17% in 1998 due to higher sales in Film Products and Aluminum Extrusions and higher contract research revenues at Molecumetics. The increase in sales in Film Products was driven by higher volume of nonwoven film laminates and Vispore(R) film, higher export volume to Latin America and higher volume for foreign operations. Higher sales in Aluminum Extrusions reflects acquisition-related volume (see Note 8 on page 7) as well as strength in all building and construction markets and sales to distributors.

         The gross profit margin during the first quarter of 1998 increased to 21.4% from 19.8% in 1997 due primarily to higher volume in Film Products and Aluminum Extrusions and higher contract research revenues, which help to support research and development programs at Molecumetics.

         Selling, general and administrative expenses in the first quarter of 1998 increased to $8.8 million from $8.6 million in 1997, but as a percentage of sales declined to 5.6% in 1998 compared with 6.4% in 1997.

         Research and development expenses increased by $81,000 or 2.5% due to higher spending at Molecumetics, partially offset by slightly lower spending at Film Products.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the first quarter of 1998 by $36,000 or 3.1% due to a lower average cash equivalents balance. The average tax-equivalent yield earned on cash equivalents was 5.6% in 1998 and 1997. Tredegar's policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of Tredegar's investment policy are safety of principal and liquidity. Interest expense decreased by $127,000 during the period due primarily to lower average debt outstanding.

         The effective tax rate excluding unusual items and technology-related investment net gains was 35% in the first quarter of 1998 and 1997, as the impact of lower average tax-exempt investments was offset by a lower effective state income tax rate.

                                 Segment Results

        The following tables present Tredegar's net sales and operating profit by segment for the first quarters ended March 31, 1998 and 1997.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                Three Months       Favorable
                                               Ended March 31       (Unfav.)
                                           -----------------------
                                               1998        1997     % Change
                                           ----------- ----------- -----------
Film Products and Fiberlux                   $ 77,409    $ 75,437           3
Aluminum Extrusions                            77,722      57,495          35
Technology                                      1,529         413         270
                                           ----------- ----------- -----------
    Total net sales                         $ 156,660   $ 133,345          17
                                           =========== =========== ===========


                         Operating Profit by Segment
                               (In Thousands)
                                 (Unaudited)

                                                Three Months       Favorable
                                               Ended March 31       (Unfav.)
                                           -----------------------
                                              1998        1997      % Change
                                           ----------- ----------- -----------
Film Products and Fiberlux                   $ 15,117    $ 10,968          38

Aluminum Extrusions                             8,785       6,702          31

Technology:
    Molecumetics                                 (494)     (1,665)         70
    Investments and other                         248       1,843         (87)
    Unusual items                                 765           -           -
                                           ----------- ----------- -----------
                                                  519         178         192
                                           ----------- ----------- -----------
    Total operating profit                     24,421      17,848          37
Interest income                                 1,115       1,151          (3)
Interest expense                                  394         521          24
Corporate expenses, net                         2,004       1,596         (26)
                                           ----------- ----------- -----------
Income before income taxes                     23,138      16,882          37
Income taxes                                    5,842       5,928           1
                                           ----------- ----------- -----------
Net income                                   $ 17,296    $ 10,954          58
                                           =========== =========== ==========

         Results for 1998 includes an unusual gain of $765,000 ($2.8 million after income taxes) on the sale of APPX Software on January 16, 1998 (see Note 2 on page 5). The "Investments and other" category for 1998 and 1997 include technology-related net investment gains of $676,000 ($432,000 after income taxes) and $1.9 million ($1.2 million after income taxes), respectively. See Notes 2, 3, 7 and 8 on pages 5 through 7 for further information on items affecting the comparability of operating results and technology-related investments.

         Sales in Film Products during the first quarter of 1998 increased due to higher volume of nonwoven film laminates supplied to The Procter & Gamble Company ("P&G") for diapers, higher volume of Vispore(R) film, higher export volume to Latin America and higher volume for foreign operations. Operating profit improved in Film Products due to higher volume in the areas noted above, partially offset by start-up costs for a new production site in China and the adverse impact of the strong U.S. dollar on profit generated by European operations. Operating profit increased at Fiberlux due to higher sales.

         Sales in Aluminum Extrusions increased during the first quarter of 1998 due to acquisition-related volume (see Note 8 on page 7) as well as strength in all building and construction markets and sales to distributors. Excluding acquisitions, volume was up 4%. Operating profit increased due to higher volume, related lower unit conversion costs and acquisitions.

         Excluding net investment gains and unusual items, technology segment losses decreased by $785,000 during the first quarter of 1998 due to revenues generated from drug development partnerships.

                         Liquidity and Capital Resources

         Tredegar's total assets decreased to $404.6 million at March 31, 1998, from $410.9 million at December 31, 1997, due mainly to a decrease in cash and cash equivalents (see further discussion below), partially offset by the impact of the two Canada-based aluminum extrusion and fabrication plants acquired, higher accounts receivable and inventories supporting higher sales and an increase in technology-related investments (see Note 3 on page 6). Total liabilities increased to $149.2 million at March 31, 1998, from $138.4 million at December 31, 1997, due primarily to the acquisition in Canada and higher accounts payable supporting higher sales.

         Debt was $30 million at March 31, 1998, with interest payable semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003. Tredegar had cash and cash equivalents in excess of debt of $35.1 million at March 31, 1998, compared to $90.1 million at December 31, 1997.

         Net cash provided by operating activities in excess of capital expenditures and dividends decreased to $10.5 million in the first quarter of 1998 from $15.9 million in 1997 due primarily to higher capital expenditures at Film Products and higher working capital supporting higher sales, partially offset by improved operating results.

         The decrease in cash and cash equivalents to $65.1 million at March 31, 1998, from $120.1 million at December 31, 1997, was due to the repurchase of Tredegar common stock ($33 million), funds used to acquired the two Canada-based aluminum extrusion and fabrication plants ($29.1 million) and funds used for technology-related investments ($5.4 million, net of proceeds from the sale of investments), partially offset by the $10.5 million of excess cash generated during the first quarter of 1998, proceeds from the exercise of stock options ($869,000) and proceeds from property disposals, divestitures and other sources ($1.1 million).

                                      Other

         The Financial Accounting Standards Board has issued new standards affecting disclosures of information about business segments, pensions and other postretirement benefits. These standards are not expected to significantly change Tredegar's current disclosures when adopted in the fourth quarter of 1998.

PART II -      OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

     (a)       Exhibit No.               Description

                            Financial Data Schedules for the Periods Ended:
                  27(a)         March 31, 1998
                  27(b)         December 31, 1997
                  27(c)         September 30, 1997
                  27(d)         June 30, 1997
                  27(e)         March 31, 1997
                  27(f)         December 31, 1996
                  27(g)         September 30, 1996
                  27(h)         June 30, 1996
                  27(i)         March 31, 1996
                  27(j)         December 31, 1995

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Tredegar Industries, Inc.
                                          (Registrant)



Date:    May 12, 1998                      /s/ N. A. Scher
         -----------------------------    -------------------------------------
                                          Norman A. Scher
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Date:    May 12, 1998                     /s/ D. Andrew Edwards
         ------------------------------   -------------------------------------
                                          D. Andrew Edwards
                                          Corporate Controller and Treasurer
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit No.                     Description

                                  Financial Data Schedules for the Periods Ended
    27(a)                           March 31, 1998
    27(b)                           December 31, 1997
    27(c)                           September 30, 1997
    27(d)                           June 30, 1997
    27(e)                           March 31, 1997
    27(f)                           December 31, 1996
    27(g)                           September 30, 1996
    27(h)                           June 30, 1996
    27(i)                           March 31, 1996
    27(j)                           December 31, 1995