Form 10-Q
period 1998-06-30
TREDEGAR INDUSTRIES INC
filed 1998-08-12
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended June 30, 1998

                                                         OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the transition period from                       to
                                -------------------      -----------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Virginia                                54-1497771
---------------------------------------------     ------------------------------
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                        23225
----------------------------------------------    ------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      -----       -----

        The number of shares of Common Stock, no par value, outstanding as of July 31, 1998: 36,052,283.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        Tredegar Industries, Inc.
                       Consolidated Balance Sheets
                              (In Thousands)
                               (Unaudited)

                                                        June 30,  Dec. 31,
                                                          1998      1997
                                                        --------- ---------

Assets
Current assets:
    Cash and cash equivalents                           $ 26,573  $120,065
    Accounts and notes receivable                         95,321    69,672
    Inventories                                           34,991    20,008
    Income taxes recoverable                               1,071       294
    Deferred income taxes                                  8,675     8,722
    Prepaid expenses and other                             3,569     4,369
                                                        --------- ---------
      Total current assets                               170,200   223,130
                                                        --------- ---------
Property, plant and equipment, at cost                   342,306   283,995
Less accumulated depreciation and amortization           192,186   183,397
                                                        --------- ---------
      Net property, plant and equipment                  150,120   100,598
                                                        --------- ---------
Other assets and deferred charges                         89,791    67,134
Goodwill and other intangibles                            33,027    20,075
                                                        --------- ---------
      Total assets                                      $443,138  $410,937
                                                        ========= =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                    $ 45,268  $ 33,168
    Accrued expenses                                      46,546    39,618
                                                        --------- ---------
      Total current liabilities                           91,814    72,786
Long-term debt                                            25,000    30,000
Deferred income taxes                                     30,394    22,108
Other noncurrent liabilities                              13,808    13,497
                                                        --------- ---------
      Total liabilities                                  161,016   138,391
                                                        --------- ---------
Shareholders' equity:
    Common stock, no par value                            93,778   115,291
    Common stock held in trust for savings
      restoration plan                                    (1,212)   (1,020)
    Unrealized gain on available-for-sale securities       7,145     5,020
    Foreign currency translation adjustment                 (830)      (37)
    Retained earnings                                    183,241   153,292
                                                        --------- ---------
      Total shareholders' equity                         282,122   272,546
                                                        --------- ---------
      Total liabilities and shareholders' equity        $443,138  $410,937
                                                        ========= =========

             See accompanying notes to financial statements.

                                       2


                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                          Second Quarter        Six Months
                                                           Ended June 30       Ended June 30
                                                        ------------------- -------------------
                                                          1998      1997      1998      1997
                                                        --------- --------- --------- ---------

Revenues:
    Net sales                                          $ 169,946 $ 144,969 $ 326,606 $ 278,314
    Other income (expense), net                            1,911     5,058     3,301     7,903
                                                        --------- --------- --------- ---------
      Total                                              171,857   150,027   329,907   286,217
                                                        --------- --------- --------- ---------

Costs and expenses:
    Cost of goods sold                                   134,475   114,295   257,571   221,255
    Selling, general and administrative                   10,136     8,929    18,976    17,490
    Research and development                               3,600     3,181     6,947     6,447
    Interest                                                 292       621       686     1,142
    Unusual items                                              -    (2,250)     (765)   (2,250)
                                                        --------- --------- --------- ---------
      Total                                              148,503   124,776   283,415   244,084
                                                        --------- --------- --------- ---------
Income before income taxes                                23,354    25,251    46,492    42,133
Income taxes                                               8,193     8,904    14,035    14,832
                                                        --------- --------- --------- ---------
Net income                                              $ 15,161  $ 16,347  $ 32,457  $ 27,301
                                                        ========= ========= ========= =========

Earnings per share:
    Basic                                                  $ .42     $ .44     $ .90     $ .74
    Diluted                                                  .39       .42       .84       .69

Shares used to compute earnings per share:
    Basic                                                 35,904    36,789    36,150    36,759
    Diluted                                               38,557    39,387    38,788    39,309

Dividends per share                                        $ .04     $ .027    $ .07     $ .053

                       See accompanying notes to financial statements.


                            Tredegar Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                            Six Months
                                                           Ended June 30
                                                        -------------------
                                                          1998      1997
                                                        --------- ---------

Cash flows from operating activities:
    Net income                                          $ 32,457  $ 27,301
    Adjustments for noncash items:
      Depreciation                                        10,385     9,109
      Amortization of intangibles                             34        26
      Deferred income taxes                                  588        23
      Accrued pension income and postretirement
         benefits                                         (1,773)   (1,877)
      Gain on sale of technology-related investments      (2,185)   (6,359)
      Gain on divestitures                                  (765)   (2,250)
    Changes in assets and liabilities, net of
      effects from acquisitions and divestitures:
      Accounts and notes receivable                       (4,110)   (8,137)
      Inventories                                         (4,015)      589
      Income taxes recoverable                              (777)    2,023
      Prepaid expenses and other                             970      (367)
      Accounts payable                                     6,994    12,662
      Accrued expenses and income taxes payable           (4,185)    4,423
    Other, net                                            (1,575)     (835)
                                                        --------- ---------
      Net cash provided by operating activities           32,043    36,331
                                                        --------- ---------
Cash flows from investing activities:
    Capital expenditures                                 (13,604)   (8,404)
    Acquisitions (net of cash acquired of $1,097 in
      1998; excludes equity issued of $11,219 in 1998)   (60,527)  (13,469)
    Investments                                          (13,726)   (6,828)
    Proceeds from the sale of investments                  2,919     5,783
    Proceeds from property disposals and divestitures        690     2,355
    Other, net                                              (855)     (308)
                                                        --------- ---------
      Net cash used in investing activities              (85,103)  (20,871)
                                                        --------- ---------
Cash flows from financing activities:
    Dividends paid                                        (2,508)   (1,963)
    Net decrease in borrowings                            (5,000)   (5,000)
    Repurchases of Tredegar common stock                 (34,163)   (1,955)
    Tredegar common stock purchased by trust for
      savings restoration plan                              (192)        -
    Proceeds from exercise of stock options                1,431     1,348
                                                        --------- ---------
      Net cash used in financing activities              (40,432)   (7,570)
                                                        --------- ---------
(Decrease) increase in cash and cash equivalents         (93,492)    7,890
Cash and cash equivalents at beginning of period         120,065   101,261
                                                        --------- ---------
Cash and cash equivalents at end of period              $ 26,573  $109,151
                                                        ========= =========

             See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 1998, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1998 and 1997. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

                  On May 20, 1998, Tredegar's Board of Directors declared a three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998. Accordingly, all historical references to per-share amounts, shares repurchased and the shares used to compute earnings per share have been restated to reflect the split.

2. Unusual items in 1998 include a first-quarter pretax gain of $765,000 on the sale of APPX Software. Income taxes include a tax benefit of $2 million related to the sale, including a tax benefit for the excess of APPX Software's income tax basis over its financial reporting basis. Unusual items in 1997 include a gain of $2.25 million related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. Net income and earnings per share, adjusted for unusual items and technology-related investment activities affecting the comparability of operating results, are presented below:

                                                               (In Thousands Except Per-Share Amounts)

                                                                Second Quarter        Six Months
                                                                 Ended June 30       Ended June 30
                                                              ------------------- -------------------
                                                                1998      1997      1998      1997
                                                              --------- --------- --------- ---------

Net income as reported                                        $ 15,161  $ 16,347  $ 32,457  $ 27,301
After-tax effect of unusual items:
    Gain on sale of APPX Software                                    -         -    (2,766)        -
    Redemption of preferred stock received in connection
      with the divestiture of Molded Products                        -    (1,440)        -    (1,440)
                                                              --------- --------- --------- ---------
Net income as adjusted for unusual items                        15,161    14,907    29,691    25,861
After-tax effect of technology-related net investment
    (gains) losses                                                (671)   (2,863)   (1,103)   (4,069)
                                                              --------- --------- --------- ---------
Net income as adjusted for unusual items and technology-
    related investment activities                             $ 14,490  $ 12,044  $ 28,588  $ 21,792
                                                              ========= ========= ========= =========

Diluted earnings per share:
    As reported                                                  $ .39     $ .42     $ .84     $ .69
    As adjusted for unusual items                                  .39       .38       .77       .65
    As adjusted for unusual items and technology-related
      investment activities                                        .37       .31       .74       .55


3. The carrying value of technology-related investments (included in "Other assets" in the consolidated balance sheet) at June 30, 1998 and December 31, 1997, was $49.8 million ($39.3 million cost basis) and $33.5 million ($25.8 million cost basis), respectively. The excess of the carrying value over the cost basis is related to available-for-sale securities stated at their closing market price, with unrealized holding gains excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized. The estimated fair value of technology-related investments was $55.8 million and $40.8 million at June 30, 1998 and December 31, 1997, respectively.

4. Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended June 30, 1998 and 1997 was $17.8 million and $16.2 million, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $33.8 million and $26.9 million, respectively. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                        (In Thousands)

                                                  June 30            Dec. 31
                                                   1998               1997
                                               --------------     --------------

           Finished goods                            $ 4,755            $ 1,865
           Work-in-process                             5,193              2,340
           Raw materials                              17,305              9,297
           Stores, supplies and other                  7,738              6,506
                                               --------------     --------------
               Total                                 $34,991            $20,008
                                               ==============     ==============

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:


                                                              (In Thousands)

                                               Second Quarter          Six Months
                                               Ended June 30          Ended June 30
                                             -------------------- -------------------
                                               1998       1997      1998      1997
                                             ---------  --------- --------- ---------

Weighted average shares outstanding used
    to compute basic earnings per share        35,904     36,789    36,150    36,759
Incremental shares issuable upon the
    assumed exercise of stock options           2,653      2,598     2,638     2,550
                                             ---------  --------- --------- ---------
Shares used to compute diluted earnings
    per share                                  38,557     39,387    38,788    39,309
                                             =========  ========= ========= =========

                  Incremental shares issuable upon the assumed exercise of outstanding stock options is computed using the average market price during the related period.

7. On February 13, 1998, Tredegar completed a "Dutch auction" tender offer in which it repurchased 1,508,772 shares of its common stock for $32.7 million or $21.67 per share (excluding transaction costs). Since becoming an independent company in 1989, Tredegar has repurchased a total of 20.1 million shares, or 36% of its issued and outstanding common stock, for $112.9 million ($5.61 per share). As of June 30, 1998, under a standing authorization from its board of directors,

         Tredegar may purchase an additional 4.1 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

8. On June 11, 1998, Tredegar acquired Canada-based Exal Aluminum Inc. ("Exal"). Exal operates two aluminum extrusion plants in Pickering, Ontario and Aurora, Ontario. The two plants collectively generated sales of approximately $94 million in 1997 and $4.5 million for the period from June 11 through June 30, 1998. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers. Tredegar filed a Form 8-K on June 23, 1998, with respect to the acquisition of Exal.

                  On February 6, 1998, Tredegar acquired two Canada-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds"). The plants are located in Ste-Therese, Quebec, and Richmond Hill, Ontario. The two plants collectively generated sales of approximately $55 million in 1997 and $23.7 million for the period from February 6 through June 30, 1998. Both facilities manufacture products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

                  On May 30, 1997,  Tredegar acquired an aluminum  extrusion and fabrication plant in El Campo, Texas, from Reynolds. The El Campo facility, which had sales of $21.6 million for the six months ended June 30, 1998 and $3.2 million for the period May 30 through June 30, 1997, extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

                  These acquisitions were accounted for using the purchase method. No goodwill arose from the acquisitions of the former Reynolds plants since the estimated fair value of the identifiable net assets acquired equaled the purchase price. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) of $13 million was recorded on the acquisition of Exal and is being amortized on a straight-line basis over 40 years. The operating results for the five plants have been included in the consolidated statements of income since the date acquired.

                  Pro  forma  financial   information   with  respect  to  these
         acquisitions required by Item 7 of Form 8-K will be filed not later than August 21, 1998 (60 days from the date the Current Report on Form 8-K was required to be filed for the Exal acquisition).

9.       The  Financial  Accounting  Standards  Board has issued  new  standards
         affecting  the  accounting  for  derivative   instruments  and  hedging
         activities and disclosures of information about business segments, pensions and other postretirement benefits. These standards are not expected to significantly change Tredegar's operating results, financial condition or disclosures when adopted. Each of the new standards will be adopted in the fourth quarter of 1998, except for the derivatives and hedging standard which will be adopted in the first quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

              Second Quarter 1998 Compared with Second Quarter 1997

         Net income for the second quarter of 1998 was $15.2 million or 39 cents per share, down from $16.3 million or 42 cents per share in the second quarter of 1997 (all per share amounts in this analysis are expressed on a diluted basis). Results for 1997 include an unusual gain of $2.25 million ($1.4 million after income taxes or 4 cents per share) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products (see
Note 2 on page 5). In addition, results for 1998 and 1997 include net gains from technology-related investment activities of $1 million ($671,000 after income taxes or 2 cents per share) and $4.5 million ($2.9 million after income taxes or 7 cents per share), respectively.

         Net income excluding unusual items and technology-related investment activities for the second quarter of 1998 was $14.5 million or 37 cents per share, up from $12 million or 31 cents per share in the second quarter of 1997. The improved operating earnings were driven by continued volume growth and acquisitions in Tredegar's aluminum extrusion business, where profits were up 41%. Tredegar operates eight aluminum plants in the U.S. and Canada, five of which have been acquired since May 1997 (see Note 8 on page 7). Lower losses at Molecumetics, Tredegar's drug discovery subsidiary, also contributed to the improved results. Profits in the company's plastics operations declined 4% due primarily to weakness in Asian markets and higher costs related to new product introductions. See Notes 2, 3, 7 and 8 on pages 5 through 7 for further information on items affecting the comparability of operating results and technology-related investments.

         Second-quarter net sales increased 17% in 1998. Excluding revenue from aluminum acquisitions, sales were down 3% for the quarter due primarily to lower volume of plastic film exported to Asian markets and lower selling prices reflecting a decline in plastic resin and aluminum ingot costs and pricing pressure in Asia, partially offset by higher aluminum extrusion volume and collaboration revenues at Molecumetics. Higher aluminum extrusions volume was driven by strength in all building and construction markets and sales to distributors.

         The gross profit margin during the second quarter of 1998 decreased to 20.9% from 21.2% in 1997 due primarily to lower margins in Film Products from lower volume and pricing pressure in Asian markets and higher costs related to new product introductions, partially offset by higher volume and margins in Aluminum Extrusions and higher contract research revenues. Contract research revenues help to support research and development programs at Molecumetics.

         Selling, general and administrative expenses in the second quarter of 1998 increased to $10.2 million from $8.9 million in 1997, but as a percentage of sales declined to 6% in 1998 compared with 6.2% in 1997.

         Research and development expenses increased by $419,000 or 13% due to higher spending at Molecumetics and Film Products.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the second quarter of 1998 by $580,000 or 48% due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page 12). The average tax-equivalent yield earned on cash equivalents was approximately 5.7% in 1998 and 5.9% in 1997. Tredegar's policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of Tredegar's investment policy are safety of principal and liquidity. Interest expense decreased by $329,000 during the period due primarily to higher capitalized interest from higher capital expenditures, the writeoff in 1997 of deferred financing costs related to the refinancing of Tredegar's revolving credit facility, and lower average debt outstanding.

         The effective tax rate excluding unusual items and technology-related investment activities was 35% in the second quarters of 1998 and 1997, as the impact of a decline in average tax-exempt investments was offset by a lower effective state income tax rate.

                  Six Months 1998 Compared with Six Months 1997

         Net income for the first six months of 1998 was $32.5 million or 84 cents per share, up from $27.3 million or 69 cents per share in the first six months of 1997. Results for 1998 include an unusual gain of $765,000 ($2.8 million after income taxes or 7 cents per share) on the sale of APPX Software on January 16, 1998. Results for 1997 include an unusual gain of $2.25 million ($1.4 million after income taxes or 4 cents per share) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. In addition, results for 1998 and 1997 include net gains from technology-related investment activities of $1.7 million ($1.1 million after income taxes or 3 cents per share) and $6.4 million ($4.1 million after income taxes or 10 cents per share), respectively.

         Net income excluding unusual items and technology-related investment activities for the first six months of 1998 was $28.6 million or 74 cents per share, up from $21.8 million or 55 cents per share in the first six months of 1997. The improved operating earnings were driven by continued volume growth and acquisitions in Aluminum Extrusions, higher profits in Film Products and higher collaboration revenues supporting research and development programs at Molecumetics. The increase in profits in Film Products was driven by higher volume and efficiencies in nonwoven film laminates, higher shipments of Vispore(R) film and higher volume and profit related to European and Latin American operations, partially offset by weakness in Asian markets and higher costs related to new product introductions. See Notes 2, 3, 7 and 8 on pages 5 through 7 for further information on items affecting the comparability of operating results and technology-related investments.

         Net sales increased 17% in the first six months of 1998 compared to 1997. Excluding revenue from aluminum acquisitions, sales were up slightly for the year due primarily to higher volume in Aluminum Extrusions, higher volume in Film Products in all markets except Asia and collaboration revenues at Molecumetics, partially offset by lower selling prices reflecting a decline in plastic resin and aluminum ingot costs and pricing pressure in Asia. Higher aluminum extrusions volume was driven by strength in all building and construction markets and sales to distributors.

         The gross profit margin during the first six months of 1998 increased to 21.1% from 20.5% in 1997 due primarily to higher volume and margins in Aluminum Extrusions, efficiencies in nonwoven film laminates and higher contract research revenues at Molecumetics, partially offset by lower margins in Film

Products from lower volume and pricing pressure in Asian markets and higher costs related to new product introductions.

         Selling, general and administrative expenses in the first six months of 1998 increased to $19 million from $17.5 million in 1997, but as a percentage of sales declined to 5.8% in 1998 compared with 6.3% in 1997.

         Research and development expenses increased by $500,000 or 8% due to higher spending at Molecumetics and Film Products.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the first six months of 1998 by $616,000 or 26% due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page 12). The average tax-equivalent yield earned on cash equivalents was approximately 5.7% in 1998 and 1997. Interest expense decreased by $456,000 during the period due primarily to higher capitalized interest from higher capital expenditures, the writeoff in 1997 of deferred financing costs related to the refinancing of Tredegar's revolving credit facility, and lower average debt outstanding.

         The effective tax rate excluding unusual items and technology-related investment activities was 35% in the first six months of 1998 and 1997, as the impact of a decline in average tax-exempt investments was offset by a lower effective state income tax rate.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 1998 and 1997.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                         Second Quarter       Six Months
                                         Ended June 30       Ended June 30
                                     -------------------- -------------------
                                       1998       1997      1998      1997
                                     ---------  --------- --------- ---------

Film Products and Fiberlux           $ 73,703   $ 78,220  $ 151,112 $ 153,657
Aluminum Extrusions                    95,076     66,042    172,798   123,537
Technology:
    Molecumetics                        1,167        216      2,667       216
    Other                                   -        491         29       904
                                     ---------  --------- --------- ---------
    Total net sales                  $ 169,946  $ 144,969 $ 326,606 $ 278,314
                                     =========  ========= ========= =========



                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                        Second Quarter       Six Months
                                        Ended June 30       Ended June 30
                                     ------------------- -------------------
                                       1998      1997      1998      1997
                                     --------- --------- --------- ---------

Film Products and Fiberlux           $ 12,015  $ 12,546  $ 27,132  $ 23,514

Aluminum Extrusions                    12,808     9,069    21,593    15,771

Technology:
    Molecumetics                         (971)   (1,494)   (1,465)   (3,159)
    Investments                         1,046     4,474     1,722     6,359
    Other                                   -       (24)     (428)      (66)
    Unusual items                           -         -       765         -
                                     --------- --------- --------- ---------
                                           75     2,956       594     3,134
                                     --------- --------- --------- ---------
Divested operations:
    Unusual items                           -     2,250         -     2,250
                                     --------- --------- --------- ---------
                                            -     2,250         -     2,250
                                     --------- --------- --------- ---------
    Total operating profit             24,898    26,821    49,319    44,669
Interest income                           629     1,209     1,744     2,360
Interest expense                          292       621       686     1,142
Corporate expenses, net                 1,881     2,158     3,885     3,754
                                     --------- --------- --------- ---------
Income before income taxes             23,354    25,251    46,492    42,133
Income taxes                            8,193     8,904    14,035    14,832
                                     --------- --------- --------- ---------
Net income                           $ 15,161  $ 16,347  $ 32,457  $ 27,301
                                     ========= ========= ========= =========

         Results for 1998 include an unusual gain of $765,000 ($2.8 million after income taxes) on the sale of APPX Software on January 16, 1998. Results for 1997 include an unusual gain of $2.25 million ($1.4 million after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. The "Investments" category for 1998 and 1997 is comprised of net gains from technology-related investment activities. See Note 2 on page 5 for further information on items affecting the comparability of operating results.

         Sales in Film Products declined during the second quarter of 1998 due primarily to lower volume of plastic film exported to The Procter & Gamble Company ("P&G") in Asia and lower selling prices reflecting a decline in plastic resin costs and pricing pressure in Asia. Sales during the first six months of 1998 increased due to higher volume of nonwoven film laminates supplied to P&G for diapers, higher volume of Vispore(R) film and higher volume of plastic films manufactured and sold by the company's operations in Latin America and Europe, partially offset by lower volume of plastic film exported to P&G in Asia and lower selling prices reflecting a decline in plastic resin costs and pricing pressure in Asia. Changes in operating profit for the second quarter and the first six months of 1998 compared to 1997 were driven by the volume changes and pricing pressures in the areas noted above, as well as higher costs related to new product introductions, start-up costs for a new production site in China and the adverse impact of the strong U.S. Dollar on profit generated by European operations. Operating profit increased at Fiberlux during the second quarter and first six months of 1998 due to higher sales.

         Sales in Aluminum Extrusions increased during the second quarter and first six months of 1998 due to acquisition-related volume (see Note 8 on page
7) as well as strength in all building and construction markets and sales to distributors. Excluding acquisitions, volume was up 4% in the second quarter and the first six months of the year. Operating profit increased during the second quarter and first six months of 1998 due to higher volume, related lower unit conversion costs and acquisitions.

         Excluding net gains from investment activities and unusual items, technology segment losses decreased by $547,000 and $1.3 million during the second quarter and first six months of 1998, respectively, due to revenues generated from drug development partnerships at Molecumetics.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $443.1 million at June 30, 1998, from $410.9 million at December 31, 1997, due mainly to the impact of the acquisitions in Canada, higher accounts receivable and inventories supporting higher sales and an increase in technology-related investments (see Note 3 on page 5), partially offset by a decrease in cash and cash equivalents (see further discussion below). Total liabilities increased to $161 million at June 30, 1998, from $138.4 million at December 31, 1997, due primarily to the acquisitions and higher accounts payable supporting higher sales, partially offset by lower debt outstanding.

         Net cash provided by operating activities in excess of capital expenditures and dividends decreased to $15.9 million in the first six months of 1998 from $25.9 million in 1997 due primarily to higher capital expenditures at Film Products and Molecumetics and higher working capital supporting higher sales, partially offset by improved operating results. Higher capital expenditures in Film Products are related to the new facility near Guangzhou, China, capacity expansion in Brazil and machinery and equipment added for the manufacture of new products. The China facility, which produces disposable films for hygiene products marketed in the region, began commercial production in the second quarter of 1998. Film Products is beginning construction of a new production site near Budapest, Hungary, which should be operational in mid-1999. The Hungary facility will produce disposable films for hygiene products marketed in Eastern Europe. Higher capital expenditures at Molecumetics relate to the expansion of its research lab in Bellevue, Washington.

         The decrease in cash and cash equivalents to $26.6 million at June 30, 1998, from $120.1 million at December 31, 1997, was due to cash used for acquisitions in Canada ($60.5 million, excluding equity issued of $11.2 million), the repurchase of Tredegar common stock ($34.2 million), cash used for technology-related investments ($10.8 million, net of proceeds from the sale of investments), cash used to paydown debt ($5 million) and other net uses
($300,000), partially offset by the $15.9 million of excess cash generated during the first six months of 1998 and proceeds from the exercise of stock options ($1.4 million).

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

         Tredegar sells to customers in foreign markets through its foreign operations and through export sales from its plants in the U.S. Tredegar estimates that approximately $15.1 million and $14.6 million of its consolidated pretax income for the first six months of 1998 and 1997, respectively, relates to such sales, of which (i) $6.9 million and $9 million, respectively, relates to income generated from sales and costs denominated in, or indexed to, U.S. Dollars (primarily income earned on export sales out of the U.S. to Asia ($3 million and $4.6 million, respectively) and Latin America ($1.9 million in each period)), (ii) $4.7 million and $4.1 million, respectively, relates to income generated from sales and costs primarily denominated in German Marks and Dutch Guilders, (iii) $2 million and $1.5 million, respectively, relates to income generated from sales and costs denominated in the currencies of Brazil and
Argentina and (iv) $1.5 million relates to income generated from Canadian operations acquired in 1998 (see Note 8 on page 7). Tredegar's exposure to the relationship between the Canadian Dollar and U.S. Dollar has increased significantly with its recent acquisitions in Canada; however, the company believes that this exposure has been substantially neutralized by U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from its Canadian casting operations and sales exported from Canada to the U.S. Generally, Tredegar views the volatility of foreign currencies and emerging markets as part of the overall risk of operating in such environments and, accordingly, adjusts the required rate of return on such investments.

         At June 30, 1998, Tredegar had cash and cash equivalents of $26.6 million and debt of $25 million. Debt outstanding consisted of a note with interest payable semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003. Tredegar also has a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at June 30, 1998). The facility matures on July 9, 2002.

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

                     Year 2000 Information Technology Issues

         The century date compliance problem, which is commonly referred to as the "Year 2000" problem, will affect many computers and other electronic devices that are not programmed to properly recognize dates starting with January 1, 2000. This could result in system failures or miscalculations. The potential impact of such failures include, among others, an inability to order raw materials, manufacture products, ship products and be paid for the products on a timely basis.

         Since 1996, Tredegar has been actively planning and responding to the Year 2000 problem. Year 2000 reviews have and will continue to be made to Tredegar's Executive Committee and senior management. Periodic reviews with the Board of Directors will begin in August 1998.

         Tredegar's Year 2000 compliance efforts are focused on internal computer-based information systems, external electronic interfaces and communication equipment, shop floor machines and other manufacturing and research process control devices. Remediation of systems requiring changes should be completed by the end of 1998, except for revisions to a small portion of certain software programs and the replacement of certain software for the four aluminum extrusion plants recently acquired in Canada (see Note 8 on page
7). Remediation efforts for exceptions will extend into 1999. Testing of systems began in mid-1998 and will continue through 1999. Tredegar does not believe contingency plans are necessary for internal systems at this time. The company is also actively evaluating the Year 2000 capabilities of parties with whom Tredegar has key business relationships (suppliers, customers and banks, for example). Contingency plans will be developed for these relationships as needed. Work to fix the Year 2000 problem is being performed largely by internal personnel, and the incremental costs associated with correcting the problem are not expected to have a material adverse effect on the company's operating results or financial condition.

         While Tredegar believes that it is taking the necessary steps to resolve its Year 2000 issues in a timely manner, there can be no assurance that there will be no Year 2000 problems. If any such problems occur, Tredegar will work to solve them as quickly as possible. At present, Tredegar does not expect that any such problems will have a material adverse effect on its business. The failure, however, of a major customer or supplier to be Year 2000 compliant could have a material adverse effect on Tredegar.

                            New Accounting Standards

         The Financial Accounting Standards Board has issued new standards affecting the accounting for derivative instruments and hedging activities and disclosures of information about business segments, pensions and other postretirement benefits. These standards are not expected to significantly change Tredegar's operating results, financial condition or disclosures when adopted. Each of the new standards will be adopted in the fourth quarter of 1998, except for the derivatives and hedging standard which will be adopted in the first quarter of 2000.

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Tredegar's Annual Meeting of Shareholders was held on May 20, 1998. The following sets forth the vote results (adjusted for the three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998) with respect to each of the matters voted upon at the meeting:

     (a)          Election of Directors

                                                      No. of        No. of Votes
                    Nominee                         Votes "For"      "Withheld"
                    -------                         -----------      ----------
                    John D. Gottwald                32,595,162          81,720
                    Andre B. Lacy                   32,563,842        113,040
                    Emmett J. Rice                  32,537,979        138,903
                    Thomas G. Slater, Jr.           32,521,608        155,274

                  There were no broker non-votes with respect to the election of directors.

     (b)          Approval of Auditors

                  Approval of the designation of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the auditors for Tredegar for 1998:

                       No. of Votes            No. of Votes            No. of
                           "For"                 "Against"           Abstentions
                        32,693,289                188,184              65,409

                  There were no broker non-votes with respect to the approval of auditors.

    (c)           Approval of Directors' Stock Plan

                        No. of Votes         No. of Votes              No. of
                            "For"              "Against"             Abstentions
                         28,646,178            4,001,664               299,040

                  There were no broker non-votes with respect to the approval of the Directors' Stock Plan.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  3.1      Articles of Amendment

                  3.2      Amended By-laws

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. Registrant filed a Form 8-K on June 23, 1998, with respect to the acquisition of Exal Aluminum Inc. (see further information regarding this acquisition in Note 8 on page 7). Pro forma financial information with respect to the acquisition required by Item 7 of Form 8-K will be filed not later than August 21, 1998 (60 days from the date the Current Report on Form 8-K was required to be filed).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Tredegar Industries, Inc.
                                         (Registrant)



Date:       August 12, 1998                 /s/ N. A. Scher
            --------------------         ---------------------------------------
                                         Norman A. Scher
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

Date:       August 12, 1998                /s/ D. Andrew Edwards
            --------------------         ---------------------------------------
                                         D. Andrew Edwards
                                         Corporate Controller and Treasurer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description

       3.1         Articles of Amendment

       3.2         Amended By-laws

       27          Financial Data Schedule