Form 10-Q
period 1998-09-30
TREDEGAR INDUSTRIES INC
filed 1998-11-13
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
---

For the quarterly period ended September 30, 1998

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/  /              OF THE SECURITIES EXCHANGE ACT OF 1934
---


For the transition period from                       to
                                -------------------       ----------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Virginia                                        54-1497771
------------------------------------       -------------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                          23225
------------------------------------------       -------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    -----       -----

        The number of shares of Common Stock, no par value, outstanding as of October 31, 1998: 36,142,942.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                    Sept. 30,  Dec. 31,
                                                      1998       1997
                                                    --------   --------
Assets
Current assets:
    Cash and cash equivalents                       $ 23,287  $120,065
    Accounts and notes receivable                     94,764    69,672
    Inventories                                       32,526    20,008
    Income taxes recoverable                               -       294
    Deferred income taxes                              8,652     8,722
    Prepaid expenses and other                         3,596     4,369
                                                     -------- ---------
      Total current assets                           162,825   223,130
                                                     -------- ---------
Property, plant and equipment, at cost               349,391   283,995
Less accumulated depreciation and amortization       195,612   183,397
                                                     -------- ---------
      Net property, plant and equipment              153,779   100,598
                                                     -------- ---------
Other assets and deferred charges                     94,089    67,134
Goodwill and other intangibles                        32,975    20,075
                                                     -------- ---------
      Total assets                                   $443,668 $410,937
                                                     ======== =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                 $ 51,013 $ 33,168
    Accrued expenses                                   38,827   39,618
    Income taxes payable                                1,642        -
                                                     -------- ---------
      Total current liabilities                        91,482   72,786
Long-term debt                                         25,000   30,000
Deferred income taxes                                  27,634   22,108
Other noncurrent liabilities                            8,058   13,497
                                                     -------- ---------
      Total liabilities                               152,174  138,391
                                                     -------- ---------
Shareholders' equity:
    Common stock, no par value                        93,874   115,291
    Common stock held in trust for savings
      restoration plan                                (1,212)   (1,020)
    Unrealized gain on available-for-sale securities     688     5,020
    Foreign currency translation adjustment           (3,031)      (37)
    Retained earnings                                 201,175  153,292
                                                     -------- --------
      Total shareholders' equity                      291,494  272,546
                                                     -------- --------
      Total liabilities and shareholders' equity     $443,668 $410,937
                                                     ======== ========

           See accompanying notes to financial statements.


                                               Tredegar Industries, Inc.
                                          Consolidated Statements of Income
                                                   (In Thousands)
                                                     (Unaudited)

                                                                 Third Quarter                    Nine Months
                                                                Ended Sept. 30                   Ended Sept. 30
                                                         --------------------------         --------------------------
                                                           1998              1997             1998              1997
                                                         ---------         --------         ---------         --------
Revenues:
    Net sales                                            $ 186,638         $ 155,058        $ 513,244        $433,372
    Other income (expense), net                              (246)           3,798             3,055           11,701
                                                         ---------         --------         ---------         --------
      Total                                               186,392          158,856           516,299          445,073
                                                         ---------         --------         ---------         --------

Costs and expenses:
    Cost of goods sold                                    148,309          122,403           405,880          343,658
    Selling, general and administrative                     9,892            9,438            28,868           26,928
    Research and development                                3,374            3,220            10,321            9,667
    Interest                                                  266              456               952            1,598
    Unusual items                                               -                -              (765)          (2,250)
                                                         ---------         --------         ---------         --------
      Total                                               161,841          135,517           445,256          379,601
                                                         ---------         --------         ---------         --------
Income from continuing operations before income taxes      24,551           23,339            71,043           65,472
Income taxes                                                8,591            8,202            22,626           23,034
                                                         ---------         --------         ---------         --------
Income from continuing operations                          15,960           15,137            48,417           42,438
Income from discontinued operations                         3,421                -             3,421                -
                                                         ---------         --------         ---------         --------

Net income                                               $ 19,381          $ 15,137         $ 51,838          $ 42,438
                                                         =========         ========         =========         =========

Earnings per share:
    Basic:
      Continuing operations                                 $ .44            $ .41            $ 1.33           $ 1.15
      Discontinued operations                                 .09                -               .09                -
                                                         ---------         --------         ---------         --------
      Net income                                            $ .53            $ .41            $ 1.42           $ 1.15
                                                         =========         ========         =========         ========
    Diluted:
      Continuing operations                                 $ .41            $ .38            $ 1.24           $ 1.08
      Discontinued operations                                 .09                -               .09                -
                                                         ---------         --------         ---------         --------
      Net income                                            $ .50            $ .38            $ 1.33           $ 1.08
                                                         =========         ========         =========         ========

Shares used to compute earnings per share:
    Basic                                                  36,351           36,918            36,483           36,813
    Diluted                                                38,582           39,762            38,966           39,474

Dividends per share                                         $ .04            $ .03             $ .11           $ .083

                 See accompanying notes to financial statements.


                               Tredegar Industries, Inc.
                         Consolidated Statements of Cash Flows
                                    (In Thousands)
                                      (Unaudited)

                                                                      Nine Months
                                                                     Ended Sept. 30
                                                                   ------------------
                                                                     1998     1997
                                                                   -------- ---------
Cash flows from operating activities:
    Net income                                                     $51,838  $ 42,438
    Adjustments for noncash items:
      Depreciation                                                  15,897    13,773
      Amortization of intangibles                                      120        39
      Deferred income taxes                                          2,043        40
      Accrued pension income and postretirement
         benefits                                                   (2,833)   (3,129)
      Gain related to discontinued operations                       (5,346)        -
      Gain on sale of technology-related investments                (2,041)   (9,668)
      Gain on divestitures                                            (765)   (2,250)
    Changes in assets and liabilities, net of
      effects from acquisitions and divestitures:
      Accounts and notes receivable                                 (4,197)  (10,721)
      Inventories                                                   (2,010)    2,929
      Income taxes recoverable                                         294     1,642
      Prepaid expenses and other                                       921    (1,169)
      Accounts payable                                               5,852    10,517
      Accrued expenses and income taxes payable                     (3,144)    5,569
    Other, net                                                      (1,870)     (227)
                                                                   -------- ---------
      Net cash provided by operating activities                     54,759    49,783
                                                                   -------- ---------
Cash flows from investing activities:
    Capital expenditures                                           (24,269)  (14,640)
    Acquisitions (net of cash acquired of $1,097 in
      1998; excludes equity issued of $11,219 in 1998)             (60,883)  (13,469)
    Investments                                                    (27,121)  (12,987)
    Proceeds from the sale of investments                            2,919    10,511
    Proceeds from property disposals and divestitures                  740     2,637
    Other, net                                                      (1,140)     (314)
                                                                   -------- ---------
      Net cash used in investing activities                       (109,754)  (28,262)
                                                                   -------- ---------
Cash flows from financing activities:
    Dividends paid                                                  (3,955)   (3,069)
    Repayments of debt                                              (5,000)   (5,000)
    Repurchases of Tredegar common stock                           (36,460)   (1,932)
    Tredegar common stock purchased by trust for
      savings restoration plan                                        (192)     (744)
    Proceeds from exercise of stock options (including
      related income tax benefits realized by Tredegar)              3,824     1,964
                                                                   -------- ---------
      Net cash used in financing activities                        (41,783)   (8,781)
                                                                   -------- ---------
(Decrease) increase in cash and cash equivalents                   (96,778)   12,740
Cash and cash equivalents at beginning of period                   120,065   101,261
                                                                   -------- ---------
Cash and cash equivalents at end of period                         $23,287  $114,001
                                                                   ======== =========

                 See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 1998, and the consolidated results of their operations and their cash flows for the nine months ended September 30, 1998 and 1997. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

                  On May 20, 1998, Tredegar's Board of Directors declared a three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998. Accordingly, all historical references to per-share amounts, shares repurchased and the shares used to compute earnings per share have been restated to reflect the split.

2. Unusual items in 1998 include a first-quarter pretax gain of $765,000 on the sale of APPX Software. Income taxes include a tax benefit of $2 million related to the sale, including a tax benefit for the excess of APPX Software's income tax basis over its financial reporting basis. Unusual items in 1997 include a gain of $2.25 million related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. Income and earnings per share from continuing operations, adjusted for unusual items and technology-related investment activities affecting the comparability of operating results, are presented below:

                                                                        (In Thousands Except Per-Share Amounts)

                                                                        Third Quarter            Nine Months
                                                                        Ended Sept. 30          Ended Sept. 30
                                                                      ------------------      ------------------
                                                                        1998     1997           1998     1997
                                                                      -------- ---------      -------- ---------
Income from continuing operations                                     $ 15,960 $ 15,137       $ 48,417 $ 42,438
After-tax effect of unusual items:
    Gain on sale of APPX Software                                           -         -        (2,766)        -
    Redemption of preferred stock received in connection
      with the divestiture of Molded Products                               -         -             -    (1,440)
                                                                      -------- ---------      -------- ---------
Income from continuing operations as
    adjusted for unusual items                                         15,960    15,137        45,651    40,998
After-tax effect of technology-related net investment
    (gains) losses                                                        395    (2,117)         (707)   (6,187)
                                                                      -------- ---------      -------- ---------
Income from continuing operations as adjusted for unusual
    items and technology-related investment activities                $ 16,355 $ 13,020       $ 44,944 $ 34,811
                                                                      ======== =========      ======== =========

Diluted earnings per share from continuing operations:
    As reported                                                         $ .41     $ .38        $ 1.24    $ 1.08
    As adjusted for unusual items                                         .41       .38          1.17      1.04
    As adjusted for unusual items and technology-related
      investment activities                                               .42       .33          1.15       .88


3. Discontinued operations includes a net after-tax gain of $3.4 million related to the reversal of an accrued liability that was established to cover future payments to the United Mine Workers of America Combined Benefit Fund. Tredegar was relieved of this liability, which was incurred by its discontinued coal business, as a result of a recent U.S. Supreme Court ruling.

4. The carrying value of technology-related investments (included in "Other assets" in the consolidated balance sheet) was $53 million
         ($52.7  million cost basis) at September  30, 1998,  and $33.5  million
         ($25.8 million cost basis) at December 31, 1997. The excess of the carrying value over the cost basis is related to available-for-sale securities stated at their closing market price, with unrealized holding gains excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized. The estimated fair value of technology-related investments was $61.4 million at September 30, 1998, and $40.8 million at December 31, 1997.

5. Comprehensive income, defined as net income and other comprehensive income, was $10.7 million for the third quarter of 1998 and $18.7 million for the third quarter of 1997. Comprehensive income was $44.5 million for the first nine months of 1998 and $45.6 million for the first nine months of 1997. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

6.       The components of inventories are as follows:

                                                       (In Thousands)

                                                Sept. 30            Dec. 31
                                                  1998               1997
                                              --------------     --------------
         Finished goods                              $4,723             $1,865
         Work-in-process                              3,778              2,340
         Raw materials                               16,181              9,297
         Stores, supplies and other                   7,844              6,506
                                              --------------     --------------
             Total                                  $32,526            $20,008
                                              --------------     --------------

7. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                         (In Thousands)

                                               Third Quarter          Nine Months
                                              Ended Sept. 30         Ended Sept. 30
                                            -------------------    ------------------
                                               1998      1997        1998      1997
                                            ---------- --------    --------  --------
Weighted average shares outstanding used
    to compute basic earnings per share        36,351   36,918      36,483    36,813
Incremental shares issuable upon the
    assumed exercise of stock options           2,231    2,844       2,483     2,661
                                            ---------- --------    --------  --------
Shares used to compute diluted earnings
    per share                                  38,582   39,762      38,966    39,474
                                            ---------- --------    --------  --------

         Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

8. On February 13, 1998, Tredegar completed a "Dutch auction" tender offer in which it repurchased 1,508,772 shares of its common stock for $32.7 million or $21.67 per share (excluding transaction costs). Since becoming an independent company in 1989, Tredegar has repurchased a total of 20.2 million shares, or 36% of its issued and outstanding common stock, for $115.2 million ($5.69 per share). As of September 30, 1998, under a standing authorization from its board of directors, Tredegar may purchase an additional four million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

9. On June 11, 1998, Tredegar acquired Canada-based Exal Aluminum Inc. ("Exal"). Exal operates two aluminum extrusion plants in Pickering, Ontario and Aurora, Ontario. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers.

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

                  On May 30, 1997, Tredegar acquired an aluminum extrusion and fabrication plant in El Campo, Texas, from Reynolds. The El Campo facility extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

                  These acquisitions were accounted for using the purchase method. No goodwill arose from the acquisitions of the former Reynolds plants since the estimated fair value of the identifiable net assets acquired equaled the purchase price. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) of $13 million was recorded on the acquisition of Exal and is being amortized on a straight-line basis over 40 years. The operating results for the five plants have been included in the consolidated statements of income since the dates acquired.

                  Pro forma financial information with respect to these acquisitions for the first six months of 1998 and all of 1997 was filed on Form 8-K on August 19, 1998. Selected historical and pro forma results for the first nine months of 1998 and all of 1997 as if the acquisitions occurred at the beginning of 1997, are summarized below:

                             Tredegar Industries, Inc.
              Selected Historical and Pro Forma Financial Information
                      (In Thousands Except Per-Share Amounts)
                                    (Unaudited)

                                                Nine Months
                                             Ended Sept. 30, 1998         1997
                                            -------------------    ------------------
                                             Histor-     Pro        Histor-    Pro
                                               ical     Forma        ical     Forma
                                            ---------- --------    --------  --------
Net sales                                   $ 513,244 $559,043    $581,004   $ 743,226
EBITDA                                         84,181   86,942      89,443      98,881
Depreciation                                   15,897   16,984      18,364      22,635
Amortization of intangibles                       120      264          50         377
Capital expenditures                           24,269   24,622      22,655      23,559
Net income from continuing operations as
    adjusted for unusual items and
    technology-related investment activities   44,944   45,234      48,124      48,613
Related diluted earnings per share               1.15     1.15        1.22        1.22
Shares used to compute diluted EPS             38,966   39,306      39,534      39,914



 10.     The  Financial  Accounting  Standards  Board has issued  new  standards
         affecting  the  accounting  for  derivative   instruments  and  hedging
         activities and disclosures of information about business segments, pensions and other postretirement benefits. These standards are not expected to significantly change Tredegar's operating results, financial condition or disclosures when adopted. Each of the new standards will be adopted in the fourth quarter of 1998, except for the derivatives and hedging standard which will be adopted in the first quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               Third Quarter 1998 Compared with Third Quarter 1997

         Income from continuing operations for the third quarter of 1998 was $16 million or 41 cents per share, up from $15.1 million or 38 cents per share in the third quarter of 1997 (all per share amounts in this analysis are expressed on a diluted basis). Results for 1998 include net losses from technology-related investment activities of $618,000 ($395,000 after income taxes or 1 cent per share). Results for 1997 include net gains from technology-related investment activities of $3.3 million ($2.1 million after income taxes or 5 cents per share).

         Income from continuing operations excluding unusual items and technology-related investment activities for the third quarter of 1998 was $16.4 million or 42 cents per share, up from $13 million or 33 cents per share in the third quarter of 1997. The improvement in quarterly earnings was driven by Tredegar's aluminum extrusions business, where profits were up 40% due to continued volume growth and acquisitions. Tredegar operates eight aluminum plants in the U.S. and Canada, five of which have been acquired since May 1997 (see Note 9 on page 7). Lower losses at Molecumetics, Tredegar's drug discovery subsidiary, also contributed to the improved results. Profits in the company's plastics operations were relatively flat due primarily to weakness in Asian markets and higher costs related to new product introductions. See Notes 2, 4, 8 and 9 on pages 5 through 7 for further information on items affecting the comparability of operating results and technology-related investments.

         Third-quarter net sales increased 20% in 1998. Excluding revenue from aluminum companies acquired in 1998, sales were down 3.5% for the quarter due primarily to lower plastic film exports to Asian markets and lower selling prices. The lower selling prices reflect a decline in plastic resin and aluminum ingot costs and pricing pressure in Asia. Aluminum extrusion volume and contract research revenues at Molecumetics were up for the period. In addition to acquisitions, higher aluminum volume was driven by strength in all building and construction markets and sales to distributors.

         The gross profit margin during the third quarter of 1998 decreased to 20.5% from 21.1% in 1997 due primarily to acquisitions in Aluminum Extrusions. The acquired businesses generally have lower margins than those realized in Film Products. Higher contract research revenues had a positive impact on margins.

         Selling, general and administrative (SG&A) expenses in the third quarter of 1998 were $9.9 million, up from $9.4 million in 1997. As a percentage of sales, SG&A expenses declined to 5.3% in 1998 compared with 6.1% in 1997. The company's savings plan restoration charges were lower by $1.3 million due to a decrease in Tredegar's stock price during the third quarter of 1998 compared to an increase for the same period in 1997.

         Research and development expenses increased by $154,000 or 5% due to higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the third quarter of 1998 by $1.1 million to $218,000 due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page 13). The average tax-equivalent yield earned on cash equivalents was approximately 5.6% in 1998 and 5.7% in 1997. Interest expense decreased by $190,000 during the period due primarily to higher capitalized interest from higher capital expenditures and lower average debt outstanding.

         The effective tax rate, excluding unusual items and technology-related investment activities, was approximately 35% in the third quarters of 1998 and 1997, as the impact of a decline in average tax-exempt investments was offset by a lower effective state income tax rate.


                 Nine Months 1998 Compared with Nine Months 1997

         Income from continuing operations for the first nine months of 1998 was $48.4 million or $1.24 per share, up from $42.4 million or $1.08 per share in the first nine months of 1997. Results for 1998 include an unusual gain of $765,000 ($2.8 million after income taxes or 7 cents per share) on the sale of APPX Software on January 16, 1998. Results for 1997 include an unusual gain of $2.25 million ($1.4 million after income taxes or 4 cents per share) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. In addition, results include net gains from technology-related investment activities of $1.1 million ($707,000 after income taxes or 2 cents per share) in 1998 and $9.7 million ($6.2 million after income taxes or 16 cents per share) in 1997.

         Income from continuing operations excluding unusual items and technology-related investment activities for the first nine months of 1998 was $44.9 million or $1.15 per share, up from $34.8 million or 88 cents per share in the first nine months of 1997. Continued volume growth and acquisitions in Aluminum Extrusions, higher profits in Film Products and higher contract research revenues at Molecumetics drove the improved operating earnings. Film Products profit improved in most markets except Asia, where year-to-date profits have declined by approximately $3 million. See Notes 2, 4, 8 and 9 on pages 5 through 7 for further information on items affecting the comparability of operating results and technology-related investments.

         Net sales increased 18% in the first nine months of 1998 compared to 1997. Excluding revenue from aluminum companies acquired in 1998, sales were down slightly for the period due primarily to lower plastic film exports to Asian markets and lower selling prices. The lower selling prices reflect a decline in plastic resin and aluminum ingot costs and pricing pressure in Asia. Aluminum extrusion volume and contract research revenues at Molecumetics were up for the period. In addition to acquisitions, higher aluminum volume was driven by strength in all building and construction markets and sales to distributors.

         The gross profit margin during the first nine months of 1998 was 20.9%, up from 20.7% in 1997 due primarily to material efficiencies in nonwoven film laminates, partially offset by the impact of acquisitions in Aluminum
Extrusions. The acquired businesses generally have lower margins than those generated by Film Products. Higher contract research revenues also had a positive impact on margins.

         Selling, general and administrative (SG&A) expenses in the first nine months of 1998 were $28.9 million, up from $26.9 million in 1997. As a percentage of sales, SG&A expenses declined to 5.6% in 1998 compared with 6.2% in 1997. The company's savings plan restoration charges were lower by $1.2 million due to a decrease in Tredegar's stock price for the first nine months of 1998 compared to an increase for the same period in 1997.

         Research and development expenses increased by $654,000 or 7% due to higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the first nine months of 1998 by $1.7 million or 46% due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page 13). The average tax-equivalent yield earned on cash equivalents was approximately 5.7% in 1998 and 1997. Interest expense decreased by $646,000 during the period due primarily to higher capitalized interest from higher capital expenditures, the 1997 writeoff of deferred financing costs related to the refinancing of Tredegar's revolving credit facility, and lower average debt outstanding.

         The effective tax rate, excluding unusual items and technology-related investment activities, was approximately 35% in the first nine months of 1998 and 1997, as the impact of a decline in average tax-exempt investments was offset by a lower effective state income tax rate.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 1998 and 1997.


                                Net Sales by Segment
                                   (In Thousands)
                                    (Unaudited)

                                               Third Quarter          Nine Months
                                              Ended Sept. 30         Ended Sept. 30
                                            -------------------    -------------------
                                               1998      1997        1998      1997
                                            ---------- --------    --------- ---------
Film Products and Fiberlux                   $ 72,878  $ 78,046    $ 223,990  $231,703
Aluminum Extrusions                           112,440    75,401      285,238   198,938
Technology:
    Molecumetics                                1,320     1,117        3,987     1,333
    Other                                           -       494           29     1,398
                                            ---------- ---------   --------- ---------
    Total net sales                          $186,638  $155,058    $ 513,244  $433,372
                                            ========== =========   ========= =========


                            Operating Profit by Segment
                                   (In Thousands)
                                    (Unaudited)

                                               Third Quarter          Nine Months
                                              Ended Sept. 30         Ended Sept. 30
                                            -------------------    ------------------
                                               1998      1997        1998      1997
                                            ---------- --------    --------  --------
Film Products and Fiberlux                   $ 13,131  $ 12,985    $ 40,263  $ 36,499

Aluminum Extrusions                            13,557     9,690      35,150    25,461

Technology:
    Molecumetics                                 (995)     (609)     (2,460)   (3,768)
    Investments                                  (618)    3,309       1,104     9,668
    Other                                           -      (201)       (428)     (267)
    Unusual items                                   -         -         765         -
                                            ----------  --------    --------  --------
                                               (1,613)    2,499      (1,019)    5,633
                                            ----------  --------    --------  --------
Divested operations:
    Unusual items                                   -         -           -     2,250
                                            ----------  --------    --------  --------
                                                    -         -           -     2,250
                                            ----------  --------    --------  --------
    Total operating profit                     25,075    25,174      74,394    69,843
Interest income                                   218     1,276       1,962     3,636
Interest expense                                  266       456         952     1,598
Corporate expenses, net                           476     2,655       4,361     6,409
                                            ----------  --------    --------  --------
Income from continuing operations before
    income taxes                               24,551    23,339      71,043    65,472
Income taxes                                    8,591     8,202      22,626    23,034
                                            ---------- --------    --------  --------
Income from continuing operations              15,960    15,137      48,417    42,438
Income from discontinued operations             3,421         -       3,421         -
                                            ----------  --------    --------  --------
Net income                                   $ 19,381   $15,137     $51,838   $42,438
                                            ==========  ========    ========  ========

         Results for 1998 include an unusual gain of $765,000 ($2.8 million after income taxes) on the sale of APPX Software on January 16, 1998. Results for 1997 include an unusual gain of $2.25 million ($1.4 million after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products. The "Investments" category for 1998 and 1997 is comprised of net gains and losses from technology-related investment activities. See Note 2 on page 5 for further information on items affecting the comparability of operating results.

         Sales in Film Products declined during the third quarter and first nine months of 1998 due to lower plastic film exports to The Procter & Gamble Company ("P&G") in Asia and lower selling prices reflecting lower plastic resin costs and pricing pressure in Asia, partially offset by:

     -     Sales of new  products  supplied  to P&G and others in North  America
     - Higher volume of Vispore(R) film (primarily used for ground cover applications)
     - Higher volume of plastic films manufactured and sold by the company's operations in Europe (primarily permeable film supplied to P&G for feminine pads)

     Changes in operating profit for the third quarter and the first nine months of 1998 compared to 1997 were driven by the factors noted above, and were adversely impacted by:

     -     Higher costs related to new product introductions
     -     Start-up costs for a new production site in China

     Profits in the first nine months of 1998 also improved for plastic film operations in Latin America. Operating profit increased at Fiberlux during the third quarter and first nine months of 1998 due to higher sales.

         Sales in Aluminum Extrusions increased during the third quarter and first nine months of 1998 due to acquisition-related volume (see Note 9 on page
7) as well as strength in all building and construction markets and sales to distributors. Excluding acquisitions, volume was up 5% in the third quarter and 4% in the first nine months of the year. Operating profit increased during the third quarter and first nine months of 1998 due to higher volume, related lower unit conversion costs and acquisitions.

         Excluding results of investment activities and unusual items, technology segment losses increased by $185,000 during the third quarter of 1998 due to start-up expenses relating to new contract research programs at Molecumetics. Technology segment losses decreased by $1.1 million during the first nine months of 1998 due to higher contract research revenues.


                         Liquidity and Capital Resources

         Tredegar's total assets increased to $443.7 million at September 30, 1998, from $410.9 million at December 31, 1997, due mainly to the impact of the acquisitions in Canada, an increase in technology-related investments, partially offset by a decrease in cash and cash equivalents (see further discussion below). Total liabilities increased to $152.2 million at September 30, 1998, from $138.4 million at December 31, 1997, due primarily to acquisitions, partially offset by lower debt outstanding and the reversal of an accrued liability related to discontinued operations (see Note 3 on page 6).

         Net cash provided by operating activities in excess of capital expenditures and dividends decreased to $26.5 million in the first nine months of 1998 from $32.1 million in 1997 due primarily to higher capital expenditures for manufacturing and research operations and higher dividends, partially offset by improved operating results. Higher capital expenditures in Film Products are related to the new facility near Guangzhou, China, capacity expansion in Brazil, and machinery and equipment purchased for the manufacture of new products. The China facility, which produces disposable films for hygiene products marketed in the region, began commercial production in the second quarter of 1998. Film Products is beginning construction of a new production site near Budapest, Hungary, which should be operational in mid-1999. The Hungary facility will produce disposable films for hygiene products marketed in Eastern Europe. Higher capital expenditures in Aluminum Extrusions relate to the second phase of a modernization program at the plant in Newnan, Georgia (the first phase was completed in 1996). Higher capital expenditures at Molecumetics relate to the expansion of its research lab in Bellevue, Washington.

         The reasons for the decrease in cash and cash equivalents to $23.3 million at September 30, 1998, from $120.1 million at December 31, 1997, are summarized below:

                                                                 (In Thousands)

Cash and cash equivalents balance, December 31, 1997              $120,065
                                                                  ---------
Cash provided by operating activities in excess of
    capital expenditures and dividends                              26,535
Proceeds from the exercise of stock options (including
    related income tax benefits realized by Tredegar)                3,824
Acquisitions                                                       (60,883)
Repurchases of Tredegar common stock                               (36,460)
New technology-related investments, net of proceeds
    from disposals                                                 (24,202)
Repayments of debt                                                  (5,000)
Other, net                                                            (592)
                                                                  ---------
Net uses of cash                                                   (96,778)
                                                                  ---------
Cash and cash equivalents balance, September 30, 1998             $ 23,287
                                                                  =========

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

         Tredegar sells to customers in foreign markets through its foreign operations and through export sales from its plants in the U.S. Tredegar estimates that approximately $22 million and $21.7 million of its consolidated pretax income from continuing operations (excluding technology investment activities and unusual items) for the first nine months of 1998 and 1997, respectively, relates to such sales. Tredegar's estimate of the percentage of consolidated pretax income earned by geographic area for the first nine months of 1998 and 1997 is as follows:

                    Estimated % of Consolidated Pretax
                    Income Earned by Geographic Area*

                                     Nine Months
                                    Ended Sept. 30
                                  ------------------
                                    1998      1997
                                  --------  --------
                    United States      68 %      60 %
                    Europe             11        12
                    Latin America       9        10
                    Canada              7         7
                    Asia                5        11
                                  --------  --------
                    Total             100 %     100 %
                                  ========  ========

                    *Based on consolidated pretax income from
                     continuing operations excluding
                     technology activities and unusual items.


         Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and emerging markets and the corresponding impact on earnings and cash flow as part of the overall risk of operating in a global environment.

         At September 30, 1998, Tredegar had cash and cash equivalents of $23.3 million and debt of $25 million. Debt outstanding consisted of a note with interest payable semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003. Tredegar also has a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at September 30, 1998). The facility matures on July 9, 2002.

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

         Since 1996, Tredegar has been actively planning and responding to the Year 2000 problem. Year 2000 reviews have and will continue to be made to Tredegar's Executive Committee and senior management. Periodic reviews with the Board of Directors began in August 1998.

         Tredegar's Year 2000 compliance efforts are focused on internal computer-based information systems, external electronic interfaces and communication equipment, shop floor machines and other manufacturing and research process control devices. Remediation of systems requiring changes should be completed by the end of 1998, except for revisions to a small portion of certain software programs and the replacement of certain software for the four aluminum extrusion plants recently acquired in Canada (see Note 9 on page
7). Remediation efforts for the exceptions will extend into 1999. Testing of systems began in mid-1998 and will continue through 1999. Tredegar does not believe contingency plans are necessary for internal systems at this time. The company is also actively evaluating the Year 2000 capabilities of parties with whom Tredegar has key business relationships (suppliers, customers and banks, for example). Contingency plans will be developed for these relationships as needed. Work to fix the Year 2000 problem is being performed largely by internal personnel and Tredegar does not track those costs. The incremental costs associated with correcting the problem are not expected to have a material adverse effect on the company's operating results or financial condition.

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

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. Registrant filed a Form 8-K on June 23, 1998, and an amended current report on Form 8-K on August 19, 1998, with respect to the acquisition of Exal Aluminum Inc. (see further information regarding this acquisition in Note 9 on page 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Tredegar Industries, Inc.
                                      (Registrant)



Date:    November 13, 1998            /s/ N. A. Scher
        ----------------------       -------------------------------------------
                                     Norman A. Scher
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Date:    November 13, 1998           /s/ D. Andrew Edwards
       ------------------------     --------------------------------------------
                                    D. Andrew Edwards
                                    Corporate Controller and Treasurer
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                             Description

       27                               Financial Data Schedule