Form 10-K
period 1998-12-31
TREDEGAR INDUSTRIES INC
filed 1999-02-01
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR

[ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from _________ to __________

                         Commission File Number 1-10258

                            TREDEGAR INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Virginia                                                              54-1497771
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1100 Boulders Parkway, Richmond, Virginia                                  23225
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  804-330-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
---------------------------------    -------------------------------------------
Common Stock                         New York Stock Exchange
Preferred Stock Purchase Rights      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 27, 1999: $668,845,570*

Number of shares of Common Stock outstanding as of January 27, 1999: 36,762,981

* In determining this figure, an aggregate of 11,875,704 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 27, 1999, as reported by The Wall Street Journal.

--------------------------------------------------------------------------------
Documents Incorporated By Reference

      Portions of the "Tredegar Industries, Inc., ("Tredegar") Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders around March 31.
--------------------------------------------------------------------------------

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1998

Part I                                                                      Page
Item 1.    Business                                                          1-5
Item 2.    Properties                                                        5-6
Item 3.    Legal Proceedings                                                None
Item 4.    Submission of Matters to a Vote
           of Security Holders                                              None

Part II
Item 5.    Market for Tredegar's Common Equity and Related                   7-8
           Stockholder Matters
Item 6.    Selected Financial Data                                          8-17
Item 7. Management's Discussion and Analysis of Financial Condition 8-30 and Results of Operations
Item 8.    Financial Statements and Supplementary Data                     33-60
Item 9. Changes In and Disagreements With Accountants on Accounting None and Financial Disclosures

Part III
Item 10.   Directors and Executive Officers of Tredegar *                  31-32
Item 11.   Executive Compensation                                              *
Item 12.   Security Ownership of Certain Beneficial Owners and Management      *
Item 13.   Certain Relationships and Related Transactions                   None

Part IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on            33
           Form 8-K

* Items 11 and 12 and portions of Item 10 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission has not approved or disapproved of this report or passed upon its accuracy or adequacy.

                                     PART I

Item 1.    BUSINESS

Description of Business

           Tredegar  is  engaged   directly  or  through   subsidiaries  in  the
manufacture of plastic films, vinyl extrusions and aluminum extrusions. We also have interests in a variety of technology-based businesses.

Film Products

           Film Products manufactures plastic films for disposable personal products (primarily feminine hygiene and diaper products) and packaging, medical, industrial and agricultural products. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Film Products also has plants in the Netherlands, Brazil and Argentina, where it produces films for the European and Latin American markets. During 1998, Film Products began operating a production facility near Guangzhou, China. The China facility manufactures disposable films for hygiene products marketed in the Far East. Film Products has begun construction of a new production site near Budapest, Hungary, which should be operational in mid-1999. The Hungary facility will produce disposable films for hygiene products marketed in Eastern Europe. Film Products competes in all of its markets on the basis of product quality, price and service.

           Film Products produces films for two major market categories: disposables and industrial.

Disposables. Film Products is one of the largest U.S. suppliers of permeable, embossed and breathable films for disposable personal products. In each of the last three years, this class of products accounted for more than 30% of Tredegar's consolidated revenues.

           Film Products supplies permeable films for use as liners in feminine hygiene products and adult incontinent products. Film Products also supplies embossed, breathable and elastomeric films and nonwoven film laminates for use as backsheet and other components for hygienic products such as baby diapers, adult incontinent products and feminine hygiene products. Film Products' primary customer for permeable, embossed, breathable and elastomeric films and nonwoven film laminates is The Procter & Gamble Company ("P&G"), the leading global personal hygiene product manufacturer. Net sales by Tredegar's ongoing operations to P&G totaled $233.5 million in 1998, $242.2 million in 1997 and $206.9 million in 1996.

           P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business.

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

           Film Products produces a line of oriented films for food packaging, in-mold labels and other applications under the name Monax(R)Plus. These are high-strength, high moisture barrier films that provide cost and source reduction benefits over competing packaging materials.

Raw Materials. The primary raw materials used by Film Products are low-density and linear low-density polyethylene resins, which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of polyethylene resins in the immediate future.

Research and Development. Film Products has a technical center in Terre Haute, Indiana, and holds 42 U.S. patents and 14 U.S. trademarks. Expenditures for research and development have averaged $5.4 million per year during the past three years.

Fiberlux

           Fiberlux is a leading U.S. producer of rigid vinyl extrusions for windows and patio doors. Fiberlux products are sold to fabricators and directly to end-users. The primary raw material, polyvinyl chloride resin, is purchased in the open market and under contract. No critical shortages of polyvinyl chloride resins are expected. Fiberlux competes in all of its markets on the basis of product quality, price and service. Fiberlux holds one U.S. patent and three U.S. trademarks.

Aluminum Extrusions

           Aluminum Extrusions is composed of The William L. Bonnell Company, Inc., Capitol Products Corporation, Bon L Campo Limited Partnership and Bon L Canada Inc. (together, "Aluminum Extrusions"), which produce soft alloy aluminum extrusions primarily for the building and construction, transportation, consumer durables, electrical and distribution markets. The operations associated with Bon L Campo Limited Partnership were acquired in 1997 and the operations associated with Bon L Canada Inc. were acquired in 1998 (see Note 2 on page 43).

           Aluminum Extrusions manufactures mill (unfinished), anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions to produce curtain walls, architectural shapes, tub and shower doors, window components, running boards, boat windshields, bus bars, tractor-trailer shapes, snowmobiles and furniture, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains.

           The percentage concentration of aluminum extrusions shipped to the building and construction market has declined over the past several years due primarily to acquisitions (51% in 1998 compared to 71% in 1995). A breakdown of 1998 aluminum extrusion sales volume by market segment is shown below:

                   -------------------------------------------
                               % of 1998 Aluminum
                             Extrusion Sales Volume
                                by Market Segment
                  -------------------------------------------
                  Building and construction               51
                  Transportation                          15
                  Consumer durables                        7
                  Electrical                               7
                  Distribution                             9
                  Other                                   11
                  -------------------------------------------
                  Total                                  100
                  -------------------------------------------

           Raw materials for Aluminum Extrusions, consisting of aluminum ingot, aluminum scrap and various alloys, are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We do not expect critical shortages of aluminum or other required raw materials and supplies.

           Aluminum Extrusions competes primarily on the basis of product quality, price and service.

           Aluminum Extrusions holds two U.S. patents and nine U.S. trademarks.

Technology

           Our technology interests include Molecumetics, Ltd., and Tredegar Investments, Inc. See Note 7 on page 46 for more information on Tredegar Investments. Also, see Note 17 on page 58 regarding the sale of APPX Software, Inc., in early 1998.

           Our Molecumetics subsidiary operates its drug discovery research laboratory in Bellevue, Washington, where it uses patented chemistry to develop new drug candidates for licensing to pharmaceutical and biotech companies in exchange for up-front fees, research and development support payments, milestone-driven success payments and future royalties.

           In 1998, Molecumetics entered into a research alliance with Bristol-Myers Squibb Company aimed at developing new drugs for the treatment of inflammatory and immunological diseases. The collaborative research is focused on the identification of small-molecule transcription factor inhibitors that interact with novel molecular targets identified by Molecumetics. Molecumetics also will supply MolecuSet(R), a collection of 150,000 of its proprietary compounds, to Bristol-Myers Squibb for broad-based screening against a wide variety of disease targets. Under terms of the agreement, Bristol-Myers Squibb provides Molecumetics with research funding, milestone payments and royalties on any resulting marketed products.

           In 1998, Molecumetics also announced the signing of a two-year license and supply agreement with Choongwae Pharma Corporation, a Korean pharmaceutical company. Under the terms of the agreement, Choongwae will synthesize and deliver certain key chemical intermediates to Molecumetics. In exchange for supplying these intermediates, Choongwae will receive licensing rights to the jointly developed tryptase inhibitors in certain Asian countries. Molecumetics will retain rights to these compounds in all other countries. Tryptase inhibitors could be used to treat asthma, inflammatory bowel disease and psoriasis.

           In 1997, Molecumetics signed research and marketing partnerships with two large Japanese pharmaceutical companies, Asahi Chemical Industry Co., Ltd. ("Asahi"), and Teijin Limited ("Teijin"). Both collaborations are aimed at developing therapeutics for treatment of blood-clotting disorders. Molecumetics is separately developing and optimizing drug lead compounds for each partner. In turn, Asahi and Teijin are responsible for preclinical and clinical development in Japan and other Asian countries. In each case, Molecumetics retains U.S. and European rights to any compounds developed under the agreement. The terms of the agreements provide Molecumetics with research funding, milestone payments and royalties on any resulting marketed products.

           Molecumetics holds 11 U.S. patents and three U.S. trademarks, and has filed a number of other patent applications with respect to its technology. Businesses included in the Technology segment (primarily Molecumetics) spent $8.5 million in 1998, $7.2 million in 1997 and $6.8 million in 1996 for research and development.

Miscellaneous

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products and Molecumetics. We routinely apply for patents on significant developments with respect to all of our businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $14.5 million in 1998, $13.2 million in 1997 and $11.1 million in 1996 on research and development activities.

Backlog.  Backlogs are not material to our operations.

Government Regulation. Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. We are in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

           From time to time the Environmental Protection Agency may identify us as a potentially responsible party with respect to a Superfund site under CERCLA. To date, we are indirectly potentially responsible with respect to three Superfund sites. As a result, we may be required to expend amounts on remedial investigations and actions at such Superfund sites. Responsible parties under CERCLA may be jointly and severally liable for costs at a site, although typically costs are allocated among the responsible parties.

           In addition, we are indirectly potentially responsible for one New Jersey Spill Site Act location. Another New Jersey site is being investigated pursuant to the New Jersey Industrial Site Recovery Act.

Employees.  Tredegar employed approximately 3,400 people at December 31, 1998.

Item 2.    PROPERTIES

General

           Most of the improved real property and the other assets used in our operations are owned, and none of the owned property is subject to an encumbrance that is material to our consolidated operations. We consider the condition of the plants, warehouses and other properties and assets owned or leased by us to be generally good. We also consider the geographical distribution of our plants to be well-suited to satisfying the needs of our customers.

           We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at 65-95 percent of capacity. Our corporate headquarters offices are located at 1100 Boulders Parkway, Richmond, Virginia 23225.

           Our principal plants and facilities are listed below:

Film Products                                                      Principal Operations

Locations in the United States     Locations in Foreign Countries
Carbondale, Pennsylvania           Budapest, Hungary               Production of plastic films
LaGrange, Georgia                      (operational in 1999)
Manchester, Iowa                   Guangzhou, China (leased)
New Bern, North Carolina           Kerkrade, the Netherlands
Tacoma, Washington (leased)        San Juan, Argentina
Terre Haute, Indiana (2)           Sao Paulo, Brazil
    (technical center and
    production facility)

Fiberlux Locations                                                 Principal Operations

Pawling, New York                                                  Production of vinyl extrusions
Purchase, New York                                                 for windows and patio doors
    (headquarters) (leased)

Aluminum Extrusions                                                Principal Operations

Locations in the United States     Locations in Canada
Carthage, Tennessee                Aurora, Ontario                 Production of aluminum
El Campo, Texas                    Pickering, Ontario              extrusions, fabrication and
Kentland, Indiana                  Richmond Hill, Ontario          finishing
Newnan, Georgia                    Ste. Therese, Quebec

Technology

           Molecumetics leases its laboratory space in Bellevue, Washington. Tredegar Investments leases office space in Seattle, Washington.

Item 3.    LEGAL PROCEEDINGS

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Market Prices of Common Stock and Shareholder Data

           Our common stock is traded on the New York Stock Exchange under the ticker symbol TG. We have no preferred stock outstanding. There were 36,660,751 shares of common stock held by 6,246 shareholders of record on December 31, 1998.

           The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

      -------------------------------------------------------------------
                                      1998                   1997
                              -------------------- ----------------------
                                High         Low       High         Low
      First quarter            $24.70      $19.00     $14.17      $12.54
      Second quarter            30.67       23.81      18.79       13.42
      Third quarter             29.94       16.13      24.08       17.54
      Fourth quarter            26.25       19.00      24.65       21.06
      -------------------------------------------------------------------

Dividend Information

           On May 20, 1998, we declared a three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998. Accordingly, all historical references to per-share amounts, shares repurchased and the shares used to compute earnings per share have been restated to reflect the split.

           During 1996, we paid a quarterly dividend of 2 cents per share. The quarterly dividend was increased to:

- 2.67 cents per share effective January 1, 1997
- 3 cents per share effective October 1, 1997
- 4 cents per share effective July 1, 1998

           All decisions with respect to payment of dividends will be made by the Board of Directors based upon our earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 10 on page 48 for restriction on minimum shareholders' equity required.

Annual Meeting

           Our annual meeting of shareholders will be held on May 20, 1999, beginning at 9:30 a.m. E.D.T. at The Jefferson Hotel in Richmond, Virginia. Formal notices of the annual meeting, proxies and proxy statements will be mailed to shareholders around March 31.

Inquiries

           Inquiries   concerning   stock   transfers,    dividends,    dividend
reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to:

American Stock Transfer & Trust Company
Shareholder Services Department
40 Wall Street - 46th Floor
New York, New York 10005
Phone:  800-937-5449
Web site:  http://www.amstock.com

           All other inquiries should be directed to:

Tredegar Industries, Inc.
Corporate Communications Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone:  804-330-1044
E-mail:  invest@tredegar.com
Web site:  http://www.tredegar.com

Quarterly Report Distribution

           We do not distribute quarterly reports through brokerages or banks. If your Tredegar shares are held through a third party, such as a bank or brokerage, and you would like to receive quarterly reports, please write or call Corporate Communications at the above address.

Counsel                                             Independent Accountants

Hunton & Williams                                   PricewaterhouseCoopers LLP
Richmond, Virginia                                  Richmond, Virginia


Item 6.    SELECTED FINANCIAL DATA

           The tables that follow on pages 9-17 present certain selected financial and segment information for the eight years ended December 31, 1998.

EIGHT-YEAR  SUMMARY
----------------------------------------------------------------------------------------------------------------------------------
Tredegar Industries, Inc., and Subsidiaries

Years Ended December 31                           1998        1997       1996       1995        1994       1993      1992     1991
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share data)

Results of Operations (a)(b):
Net sales                                     $699,796    $581,004   $523,551   $589,454    $502,208   $449,208  $445,229 $439,186
Other income (expense), net                      4,015      17,015      4,248       (669)       (296)      (387)      226      745
----------------------------------------------------------------------------------------------------------------------------------
                                               703,811     598,019    527,799    588,785     501,912    448,821   445,455  439,931
----------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                             553,389     457,946    417,270    490,510     419,823    379,286   370,652  373,429
Selling, general & administrative expenses      39,493      37,035     39,719     48,229      47,978     47,973    48,130   49,764
Research and development expenses               14,502      13,170     11,066      8,763       8,275      9,141     5,026    4,541
Interest expense (c)                             1,318       1,952      2,176      3,039       4,008      5,044     5,615    7,489
Unusual items                                     (101)(d)  (2,250)(e)(11,427)(f)    (78)(g)  16,494(h)     452(i)     90(j)   721(k
----------------------------------------------------------------------------------------------------------------------------------
                                               608,601     507,853    458,804    550,463     496,578    441,896   429,513  435,944
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                          95,210      90,166     68,995     38,322       5,334      6,925    15,942    3,987
Income taxes                                    31,054(d)   31,720     23,960     14,269       3,917      3,202     6,425    1,468
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations (a)(b)        64,156      58,446     45,035     24,053       1,417      3,723     9,517    2,519
Income from discontinued Energy
   segment operations (b)                        4,713           -          -          -      37,218      6,784     5,795    3,104
----------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item
   and cumulative effect of accounting changes  68,869      58,446     45,035     24,053      38,635     10,507    15,312    5,623
Extraordinary item - prepayment premium on
   extinguishment of debt (net of tax)               -           -          -          -           -     (1,115)        -        -
Cumulative effect of accounting changes              -           -          -          -           -        150         -        -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                     $68,869     $58,446    $45,035    $24,053     $38,635    $ 9,542   $15,312    5,623
----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Continuing operations (a)(b)                   1.66        1.48       1.15        .60         .03        .08       .19      .05
   Discontinued Energy segment operations (b)      .12           -          -          -         .79        .14       .12      .06
----------------------------------------------------------------------------------------------------------------------------------
   Before extraordinary item and cumulative
     effect of accounting changes                 1.78        1.48       1.15        .60         .82        .22       .31      .11
   Net income                                     1.78        1.48       1.15        .60         .82        .19       .31      .11
----------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on pages 16-17.

Share Data:
Equity per share                                $ 8.46      $ 7.34     $ 5.79     $ 4.67      $ 4.25     $ 3.45    $ 3.31   $ 3.06
Cash dividends declared per share                  .15         .11        .09        .06         .05        .05       .05      .05
Weighted average common shares outstanding
   during the period                            36,286      36,861     36,624     38,748      46,572     49,029    49,023   49,023
Shares used to compute diluted earnings
   per share during the period                  38,670      39,534     39,315     40,110      46,842     49,182    49,176   49,023
Shares outstanding at end of period             36,661      37,113     36,714     36,528      40,464     49,029    49,023   49,023
Closing market price per share:
   High                                          30.67       24.65      15.13       7.72        4.14       4.00      4.14     2.39
   Low                                           16.13       12.54       6.83       3.86        3.11       2.78      2.22     1.42
   End of year                                   22.50       21.96      13.38       7.17        3.86       3.33      3.44     2.22
Total return to shareholders (l)                   3.1%       65.0%      87.8%      87.2%       17.4%      (1.7)%    57.4%    38.8%

Financial Position:
Total assets                                   457,178     410,937    341,077    314,052     318,345    353,383   354,910  335,415
Working capital excluding cash and
   cash equivalents                             52,050      30,279     31,860     54,504      53,087     62,064    56,365   60,341
Ending consolidated capital employed (m)       309,886     182,481    146,284    203,376     200,842    266,088   263,897  249,723
Current ratio                                    1.9:1       3.1:1      3.2:1      1.8:1       1.9:1      2.1:1     2.0:1    2.1:1
Cash and cash equivalents                       25,409     120,065    101,261      2,145       9,036          -         -      500
Technology investments:
   Cost basis                                   60,617      25,826      6,048      3,410       2,200        800       200        -
   Carrying value                               60,024      33,513      6,048      3,410       2,200        800       200        -
   Estimated fair value                         70,841      40,757     15,000      5,700       2,300        800       200        -
Capital employed of divested and discontinued
   operations (Molded Products, Brudi and
   the Energy segment) (b)(m)                        -           -          -     60,144      59,267     98,903    96,830   92,365
Debt                                            25,000      30,000     35,000     35,000      38,000     97,000   101,500  100,000
Shareholders' equity (net book value)          310,295     272,546    212,545    170,521     171,878    169,088   162,397  150,223
Equity market capitalization (n)               824,873     814,940    491,050    261,784     156,236    163,430   168,857  108,940
Net debt (cash) (debt less cash and cash
   equivalents) as a % of net capitalization      (0.1)%     (49.4)%    (45.3)%     16.2%       14.4%      36.5%     38.5%    39.8%

Refer to notes to financial tables on pages 16-17.



Other financial data excluding  unusual
 items, technology-related  investment
 activities and divested and discontinued
 operations (a)(b):
   Net sales                                  $699,796    $581,004   $489,040   $472,709    $396,738   $356,750  $344,296 $337,151
   EBITDA (o)                                  115,977      89,443     71,914     56,283      45,684     31,734    36,334   36,203
   Depreciation                                 22,239      18,364     18,451     17,553      17,089     17,550    16,373   16,566
   Amortization of intangibles                     205          50         56         26         463      1,712         3        3
   Capital expenditures                         34,016      22,655     22,698     17,778      11,985     12,729    17,431   18,072
   Acquisitions                                 72,102      13,469          -      3,637           -          -    13,884        -
   Ending capital employed (m)                 249,649     151,734    140,236    139,822     138,625    165,635   163,117  154,208
   Average capital employed (m)                214,846     145,985    140,029    139,224     152,130    164,376   158,663  157,964
   Unleveraged after-tax earnings (p)           60,624      45,105     33,913     24,498      17,603      7,544    12,558   12,397
   Return on average capital employed (q)         28.2%       30.9%      24.2%      17.6%       11.6%       4.6%      7.9%     7.8%
   EBITDA as % of net sales                       16.6%       15.4%      14.7%      11.9%       11.5%       8.9%     10.6%    10.7%
   Effective income tax rate
     (excluding the effects of
     tax-exempt interest income)                  35.2%       36.4%      36.5%      36.6%       37.1%      39.5%     36.7%    36.3%
----------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on pages 16-17.

SEGMENT  TABLES
Tredegar Industries, Inc., and Subsidiaries

Net Sales
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1998        1997        1996        1995        1994        1993         1992        1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                      $ 286,965    $298,862    $257,306    $237,770    $188,672    $177,052     $183,117    $184,448
Fiberlux                              11,629      10,596      10,564      11,329      11,479      10,239       10,655       9,305
Aluminum Extrusions                  395,455     266,585     219,044     221,657     193,870     166,465      150,524     143,398
Technology:
   Molecumetics                        5,718       2,583          36           -         200           -            -           -
   Other                                  29       2,378       2,090       1,953       2,517       2,994            -           -
------------------------------------------------------------------------------------------------------------------------------------

   Total ongoing operations (r)      699,796     581,004     489,040     472,709     396,738     356,750      344,296     337,151

Divested operations (b):
   Molded Products                         -           -      21,131      84,911      76,579      68,233       80,834      87,860
   Brudi                                   -           -      13,380      31,834      28,891      24,225       20,099      14,175
------------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 699,796    $581,004    $523,551    $589,454    $502,208    $449,208     $445,229    $439,186
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on pages 16-17.

Operating Profit
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1998        1997        1996        1995        1994        1993         1992        1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products:
   Ongoing operations               $ 53,786    $ 50,463    $ 43,158    $ 36,019    $ 34,726    $ 22,320     $ 26,700    $ 32,189
   Unusual items                           -           -         680(f)    1,750(g)        -      (1,815) (i)       -           -
------------------------------------------------------------------------------------------------------------------------------------
                                      53,786      50,463      43,838      37,769      34,726      20,505       26,700      32,189
------------------------------------------------------------------------------------------------------------------------------------
Fiberlux:
   Ongoing operations                  1,433         845       1,220         452         950         557         (127)        756
   Unusual items                           -           -           -           -           -           -            -       2,797(k)
------------------------------------------------------------------------------------------------------------------------------------
                                       1,433         845       1,220         452         950         557         (127)      3,553
------------------------------------------------------------------------------------------------------------------------------------
Aluminum Extrusions:
   Ongoing operations                 47,091      32,057      23,371      16,777      11,311       7,964        4,180      (4,247)
   Unusual items                        (664)(d)       -           -           -           -           -            -           -
------------------------------------------------------------------------------------------------------------------------------------
                                      46,427      32,057      23,371      16,777      11,311       7,964        4,180      (4,247)
------------------------------------------------------------------------------------------------------------------------------------
Technology:
   Molecumetics                       (3,504)     (4,488)     (6,564)     (4,769)     (3,534)     (3,324)      (1,031)          -
   Investments                           615      13,880       2,139        (695)          -           -            -           -
   Other                                (428)       (267)       (118)       (566)     (5,354)     (6,380)        (834)          -
   Unusual items                         765(d)        -           -      (1,672)(g)  (9,521)(h)   2,263(i)    (1,092)(j)       -
------------------------------------------------------------------------------------------------------------------------------------
                                      (2,552)      9,125      (4,543)     (7,702)    (18,409)     (7,441)        (773)          -
------------------------------------------------------------------------------------------------------------------------------------
Divested operations (b):
   Molded Products                         -           -       1,011       2,718      (2,484)       (228)       1,176      (9,307)
   Brudi                                   -           -         231         222        (356)        177          513       1,870
   Unusual items                           -       2,250(e)   10,747(f)        -      (6,973)(h)       -       (1,182)(j)  (3,518)(k
------------------------------------------------------------------------------------------------------------------------------------
                                           -       2,250      11,989       2,940      (9,813)        (51)         507     (10,955)
------------------------------------------------------------------------------------------------------------------------------------
Total operating profit                99,094      94,740      75,875      50,236      18,765      21,534       30,487      20,540
Interest income (t)                    2,279       4,959       2,956         333         544           -            -           -
Interest expense (c)                   1,318       1,952       2,176       3,039       4,008       5,044        5,615       7,489
Corporate expenses, net                4,845       7,581       7,660       9,208       9,967       9,565(i)     8,930       9,064
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                95,210      90,166      68,995      38,322       5,334       6,925       15,942       3,987
Income taxes                          31,054(d)   31,720      23,960      14,269       3,917       3,202        6,425       1,468
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations (a) 64,156      58,446      45,035      24,053       1,417       3,723        9,517       2,519
Income from discontinued Energy
   segment operations (b)              4,713           -           -           -      37,218       6,784        5,795       3,104
------------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary
   item and cumulative effect of
   accounting changes               $ 68,869    $ 58,446    $ 45,035    $ 24,053    $ 38,635    $ 10,507     $ 15,312     $ 5,623
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on pages 16-17.


Identifiable Assets
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1998        1997        1996        1995        1994        1993         1992        1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                      $ 132,241    $123,613    $116,520    $118,096    $108,862    $109,916     $112,153    $102,453
Fiberlux                               7,811       6,886       6,203       6,330       6,448       6,667        7,762       8,177
Aluminum Extrusions                  201,518     101,855      83,814      80,955      89,406      89,498       93,365      95,000
Technology:
   Molecumetics                        5,196       2,550       2,911       2,018       1,536       1,926        1,415           -
   Investments and other (s)          61,098      34,611       7,760       5,442       5,780      13,321       15,441       3,334
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets for
   ongoing operations                407,864     269,515     217,208     212,841     212,032     221,328      230,136     208,964

Nonoperating assets held for sale          -           -           -       6,057       5,018       3,605        4,330      13,600
General corporate                     23,905      21,357      22,608      20,326      12,789      12,031       11,745       9,447
Cash and cash equivalents             25,409     120,065     101,261       2,145       9,036           -            -         500

Divested operations (b):
   Molded Products                         -           -           -      44,173      48,932      54,487       50,151      52,132
   Brudi                                   -           -           -      28,510      30,538      30,956       28,744      26,416
Net assets of discontinued Energy
   segment operations (b)                  -           -           -           -           -      30,976       29,804      24,356
------------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 457,178    $410,937    $341,077    $314,052    $318,345    $353,383     $354,910    $335,415
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on pages 16-17.


Depreciation and Amortization
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1998        1997        1996        1995        1994        1993         1992        1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                       $ 11,993    $ 10,947    $ 11,262     $ 9,766     $ 9,097     $ 9,200      $ 7,697     $ 6,837
Fiberlux                                 544         515         507         577         644         826          883       1,010
Aluminum Extrusions                    8,393       5,508       5,407       5,966       5,948       6,240        7,093       8,033
Technology:
   Molecumetics                        1,260         996         780         592         573         443            -           -
   Investments and other                  21         135         161         197         720       1,868            -           -
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                           22,211      18,101      18,117      17,098      16,982      18,577       15,673      15,880
General corporate                        254         313         390         481         570         685          703         689
------------------------------------------------------------------------------------------------------------------------------------
   Total ongoing operations           22,465      18,414      18,507      17,579      17,552      19,262       16,376      16,569
Divested operations (b):
   Molded Products                         -           -       1,261       5,055       5,956       5,289        5,416       7,835
   Brudi                                   -           -         550       1,201       1,337       1,272        1,085         798
------------------------------------------------------------------------------------------------------------------------------------
   Total                            $ 22,465    $ 18,414    $ 20,318    $ 23,835    $ 24,845    $ 25,823     $ 22,877    $ 25,202
------------------------------------------------------------------------------------------------------------------------------------


Capital Expenditures, Acquisitions and Investments
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1998        1997        1996        1995        1994        1993         1992        1991
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                       $ 18,456    $ 15,354    $ 11,932    $ 10,734     $ 6,710     $ 6,561     $ 12,931     $ 9,996
Fiberlux                               1,477         530         417         465         416          14          283          59
Aluminum Extrusions                   10,407       6,372       8,598       5,454       4,391       1,870        2,487       7,594
Technology:
   Molecumetics                        3,561         366       1,594         894         178         939        1,414           -
   Investments and other                  54           5          14           -          99         905            -           -
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                           33,955      22,627      22,555      17,547      11,794      10,289       17,115      17,649
General corporate                        115          28         143         231         191       2,440          316         423
------------------------------------------------------------------------------------------------------------------------------------
   Capital expenditures for ongoing
     operations                       34,070      22,655      22,698      17,778      11,985      12,729       17,431      18,072
Divested operations (b):
   Molded Products                         -           -       1,158       6,553       2,988       3,235        2,441       2,897
   Brudi                                   -           -         104         807         606         516          833         391
------------------------------------------------------------------------------------------------------------------------------------
   Total capital expenditures         34,070      22,655      23,960      25,138      15,579      16,480       20,705      21,360
Acquisitions and other                72,102      13,469           -       3,637           -       5,099       17,422      25,654
Technology-related investments        35,399      20,801       3,138       1,904       1,400         600          200           -
------------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 141,571    $ 56,925    $ 27,098    $ 30,679    $ 16,979    $ 22,179     $ 38,327    $ 47,014
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on pages 16-17.

(a) Income and diluted earnings per share from continuing operations, adjusted for unusual items and technology-related investment gains/losses affecting the comparability of operating results between years, are presented below:

                                            1998       1997       1996       1995       1994       1993       1992       1991
---------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations
    as reported (b)                      $64,156    $58,446    $45,035    $24,053    $ 1,417    $ 3,723    $ 9,517    $ 2,519
 After-tax effects of unusual items
    related to continuing operations:
    Unusual (income) charge, net (d-k)    (2,341)    (1,440)    (8,479)        41     12,051        246        502        447
    Impact on deferred taxes of 1%
      increase in federal income tax rate      -          -          -          -          -        348          -          -
---------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations
    as adjusted for unusual items         61,815     57,006     36,556     24,094     13,468      4,317     10,019      2,966
 After-tax effect of technology-related
    investment (gains) losses               (394)    (8,882)    (1,369)       444          -          -          -          -
---------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations as
    adjusted for unusual items and
    technology-related investment
    gains/losses (b)                     $61,421    $48,124    $35,187    $24,538    $13,468    $ 4,317    $10,019    $ 2,966
---------------------------------------------------------------------------------------------------------------------------------
 Diluted earnings per share from
 continuing operations (b):
    As reported                           $ 1.66     $ 1.48     $ 1.15      $ .60      $ .03      $ .08      $ .19      $ .05
    As adjusted for unusual items           1.60       1.44        .93        .60        .29        .09        .20        .06
    As adjusted for unusual items and
      technology-related investment
      gains/losses                          1.59       1.22        .90        .61        .29        .09        .20        .06


(b) On August 16, 1994, Tredegar completed the divestiture of its coal subsidiary, The Elk Horn Coal Corporation. On February 4, 1994, we sold our remaining oil and gas properties. As a result of these events, we report the Energy segment as discontinued operations. In 1998, discontinued operations includes gains for the reimbursement of payment made by us to the United Mine Workers of America Combined Benefit Fund (the "Fund") and the reversal of a related accrued liability established to cover future payments to the Fund (see Note 19 on page
         59). On March 29, 1996, we sold Molded Products. During the second quarter of 1996, we completed the sale of Brudi. The operating results for Molded Products were historically reported as part of the Plastics segment on a combined basis with Film Products and Fiberlux. Likewise, results for Brudi were combined with Aluminum Extrusions and reported as part of the Metal Products segment. Accordingly, results for Molded Products and Brudi have been included in continuing operations. We began reporting Molded Products and Brudi separately in our segment disclosures in 1995 after announcing our intent to divest these businesses.
(c) Interest expense has been allocated between continuing and discontinued operations based on relative capital employed (see (b)).
(d) Unusual items for 1998 include a charge related to the shutdown of the powder-coat paint line in the production facility in Newnan, Georgia ($664) and a gain on the sale of APPX Software ($765). Income taxes include a tax benefit of $2,001 related to the sale, including a tax benefit for the excess of APPX Software's income tax basis over its financial reporting basis.
(e) Unusual items for 1997 include a gain of $2,250 related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products (see Note 19 on page 59).

(f) Unusual items for 1996 include a gain on the sale of Molded Products ($19,893, see Note 19 on page 59), a gain on the sale of a former plastic films manufacturing site in Fremont, California ($1,968), a charge related to the loss on the divestiture of Brudi ($9,146, see
         Note 19 on page 59) and a charge related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films ($1,288).
(g) Unusual items in 1995 include a gain on the sale of Regal Cinema shares ($728), a charge related to the restructuring of APPX Software ($2,400) and a recovery in connection with a Film Products product liability lawsuit ($1,750).
(h) Unusual items in 1994 include the write-off of certain goodwill and intangibles in APPX Software ($9,521), the write-off of certain goodwill in Molded Products ($4,873) and the estimated costs related to the closing of a Molded Products plant in Alsip, Illinois ($2,100).
(i) Unusual items in 1993 include estimated costs related to the sale of a Film Products plant in Flemington, New Jersey ($1,815), and the reorganization of corporate functions ($900), partially offset by the gain on the sale of our remaining investment in Emisphere Technologies, Inc. ($2,263).
(j) Unusual items in 1992 include the write-off of certain goodwill in Molded Products ($1,182), partially offset by the gain on the sale of a portion of an investment in Emisphere Technologies, Inc. ($1,092).
(k) Unusual items in 1991 include costs related to plant closings in Molded Products ($4,412) offset by a credit ($2,797) related to our decision to continue operating the vinyl extrusions business (Fiberlux), and the gain on the sale of Molded Products' beverage closure business ($894).
(l) Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(m) Consolidated capital employed is debt plus shareholders' equity minus cash and cash equivalents. Capital employed excluding technology-related investments (see Note 7 on page 46) and divested and discontinued operations (see (b)) is consolidated capital employed minus the carrying value of technology-related investments (net of related deferred income taxes) minus the capital employed of Molded Products, Brudi and the Energy segment.
(n) Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.
(o) EBITDA excluding unusual items (see (d)-(k)), technology-related gains/losses and divested and discontinued operations (see (b)) is income before income taxes from operations plus depreciation and amortization plus interest expense minus interest income minus/plus unusual income/charges minus/plus technology-related investment gains/losses minus the EBITDA (excluding unusual items) for Molded Products and Brudi. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity.
(p) Unleveraged after-tax earnings excluding unusual items (see (d)-(k)), technology-related investment gains/losses and divested and discontinued operations (see (b)) is net income (loss) from continuing operations plus after-tax interest expense minus after-tax interest income minus/plus after-tax unusual income/charges minus/plus after-tax technology-related investment gains/losses minus the unleveraged after-tax earnings (excluding unusual items) for Molded Products and Brudi. Unleveraged after-tax earnings should not be considered as an alternative to net income as defined by generally accepted accounting principles.
(q) Return on average capital employed is unleveraged after-tax earnings divided by average capital employed.
(r) Net sales for ongoing operations include sales to P&G totaling $233,493 in 1998, $242,229 in 1997 and $206,926 in 1996.
(s)      Included  in the  investments  and  other  category  of the  Technology segment are APPX Software (sold in 1998 - see (d)) and technology-related investments in which our ownership is less than 20% (see Note 7 on page 46).
(t)      Interest income was insignificant prior to 1994.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                                  1998 Summary

           Tredegar's net income, diluted earnings per share and EBITDA for 1998 and 1997 are summarized below:

-----------------------------------------------------------------------------------
                                                  (In Millions, Except Per Share Data)
                                                                           Percent
                                                       1998       1997      Change
-----------------------------------------------------------------------------------

Net sales                                           $ 699.8     $581.0          20

Net income:
    Manufacturing and research operations            $ 61.4     $ 48.1          28
    Technology investments, net                          .4        8.9         (96)
    Unusual items                                       2.4        1.4          71
    Discontinued operations                             4.7          -           -
-----------------------------------------------------------------------------------
    Net income                                       $ 68.9     $ 58.4          18
-----------------------------------------------------------------------------------

Diluted earnings per share:
    Manufacturing and research operations            $ 1.59     $ 1.22          30
    Technology investments, net                         .01        .22         (95)
    Unusual items                                       .06        .04          50
    Discontinued operations                             .12          -           -
-----------------------------------------------------------------------------------
    Net income                                       $ 1.78     $ 1.48          20
-----------------------------------------------------------------------------------

EBITDA (see Note (o) on page 17)                    $ 116.0     $ 89.4          30
      As a % of net sales                             16.6%      15.4%

Pro forma information (assumes acquisitions
    occurred at the beginning of 1997 -
    see Note 2 on page 43)
    Net sales                                       $ 745.6     $743.2           -
    Manufacturing and research operations:
      Net income                                       61.7       48.6          27
      Diluted earnings per share                       1.59       1.22          30
    EBITDA                                            118.7       98.9          20
      As a % of pro forma net sales                   15.9%      13.3%
-----------------------------------------------------------------------------------

           Results for both years include technology-related investment activities, unusual items and discontinued operations that affect comparability between periods. Excluding the after-tax effects of these items, net income was up 28% and pro forma EBITDA was up 20% in 1998. The improvement in operating earnings and EBITDA was driven by:

-    Continued volume growth and acquisitions in Aluminum Extrusions
- Higher profits in Film Products in most markets except Asia (profits in Asia declined by $3 million)

- Higher pension  income and lower costs for certain other  employee  benefits
- Higher contract research revenues resulting in lower losses at Molecumetics

           Pro forma net sales were flat for the year as higher pro forma sales in Aluminum Extrusions (up 3%), higher collaboration revenues at Molecumetics and higher sales at Fiberlux were offset by lower sales in Film Products (down 4%). For more discussion, see the business segment review on pages 26-30.

Unusual Items. Unusual income (net) affecting operations in 1998 totaled $101,000 ($2.4 million after income tax benefits) and included:

- A fourth-quarter charge of $664,000 ($425,000 after taxes) related to the shutdown of the powder-coat paint line at the aluminum extrusion facility in Newnan, Georgia
- A first-quarter gain of $765,000 ($2.8 million after tax benefits) on the sale of APPX Software

           Income taxes for continuing operations include a tax benefit of $2 million related to the sale of APPX Software, reflecting a tax benefit for the excess of its income tax basis over its financial reporting basis.

           Unusual income affecting operations in 1997 included a second-quarter gain of $2.3 million ($1.4 million after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of our molded plastics subsidiary.

Technology-Related Investment Activities. Net gains realized from technology-related investment activities totaled $615,000 ($394,000 after income taxes) in 1998 and $13.9 million ($8.9 million after income taxes) in 1997. These gains are included in "Other income (expense), net" in the consolidated statements of income on page 35 and "Investments" in the operating profit table on page 13.

           Beginning April 1, 1998, we began classifying the stand-alone operating expenses for our technology-related investment activities with gains and losses in "Investments" in the operating profit table. Prior to that time they were classified in the "Other" category of the technology segment. These expenses, which continue to be reported in selling, general and administrative expenses (SG&A) in the consolidated statements of income, totaled $2.1 million for all of 1998, $1.7 million for the nine months ended December 31, 1998, and $1 million in 1997. More information on our technology-related investments is provided in Note 7 on page 46.

Discontinued Operations. Gains recognized in 1998 related to our discontinued coal operations include:

- A third-quarter after-tax gain of $3.4 million for the reversal of an accrued liability established to cover future payments to the United Mine Workers of America Combined Benefit Fund (the "UMWA Fund")
- A fourth-quarter after-tax gain of $1.2 million for the reimbursement of payments made by us to the UMWA Fund

We were relieved of any liability to the UMWA Fund as the result of a 1998 Supreme Court ruling.

                                1998 versus 1997

Revenues. Pro forma net sales were flat for the year as higher pro forma sales in Aluminum Extrusions (up 3%), higher collaboration revenues at Molecumetics and higher sales at Fiberlux were offset by lower sales in Film Products (down 4%). For more information, see the business segment review on pages 26-30.

Operating Costs and Expenses. The gross profit margin during 1998 decreased to 20.9% from 21.2% in 1997 due primarily to acquisitions in Aluminum Extrusions. The acquired businesses generally have lower margins than those realized in Film Products. Higher contract research revenues had a positive impact on margins.

           SG&A expenses in 1998 were $39.5 million, up from $37 million in 1997. On a pro forma basis, including the impact of acquisitions, SG&A expenses were down by $2 million or 5%, due primarily to lower charges for the savings restoration plan and higher pension income. As a percentage of pro forma sales, pro forma SG&A expenses declined to 5.5% in 1998 compared with 5.8% in 1997.

           Research and development expenses increased to $14.5 million in 1998 from $13.2 million in 1997 due to higher spending at Molecumetics in support of collaboration programs. Research and development spending at Film Products in 1998 was about the same as last year, with primary focus on breathable and elastomeric film technologies, which were commercialized in 1998.

           Unusual income of $101,000 in 1998 is explained on page 19 under "Unusual Items".

Interest Income and Expense. Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased to $2.3 million in 1998 from $5 million in 1997 due to a lower average cash equivalents balance (see "Cash Flows" on page 23 for more information). The average tax-equivalent yield earned on cash equivalents was approximately 5.6% in 1998 and 5.7% in 1997. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

           Interest expense decreased to $1.3 million in 1998 from $2 million in 1997 due to higher capitalized interest from higher capital expenditures, the 1997 write-off of deferred financing costs related to the refinancing of our revolving credit facility, and lower average debt outstanding.

Income Taxes. The effective tax rate, excluding unusual items and technology-related investment activities, was approximately 35% in 1998 and 1997, as the impact of a decline in average tax-exempt investments was offset by a lower effective state income tax rate. See Note 16 on page 56 for additional tax rate information.

                                1997 versus 1996

Revenues. Excluding the effects of the Molded Products and Brudi divestitures, net sales increased 18.8% in 1997 due primarily to higher sales in Film Products and Aluminum Extrusions. The increase in Film Products was driven by higher volume of nonwoven film laminates, higher volume for foreign operations and higher selling prices (reflecting higher average plastic resin costs). Higher sales in Aluminum Extrusions reflected strength in residential and commercial windows and curtain walls and higher volume to distributors, as well as the acquisition of the aluminum extrusion and fabrication facility in El Campo, Texas. Contract research revenues at Molecumetics also increased. For more information, see the business segment review on pages 26-30.

Operating Costs and Expenses. The gross profit margin increased to 21.2% in 1997 from 20.3% in 1996 due primarily to higher volume and efficiencies in Film Products (particularly nonwoven film laminates) and Aluminum Extrusions, and contract research revenues supporting research and development projects at Molecumetics.

           SG&A expenses decreased by $2.7 million or 6.8% due primarily to the Molded Products and Brudi divestitures and lower corporate overhead, partially offset by higher SG&A expenses supporting higher sales at Film Products and Aluminum Extrusions (including the acquisition of the El Campo facility). SG&A expenses, as a percentage of sales, declined to 6.4% in 1997 compared with 7.6% in 1996.

           Research and development expenses increased by $2.1 million or 19% due to higher product development spending at Film Products and higher spending at Molecumetics.

           Unusual income of $2.3 million in 1997 is explained on page 19 under "Unusual Items".

Interest Income and Expense. Interest income increased to $5 million in 1997 from $3 million in 1996 due to the investment of divestiture proceeds for a full year and cash generated from operations. The average tax-equivalent yield earned on cash equivalents was 5.7% in 1997 and 5.5% in 1996.

           Interest expense decreased slightly due to lower average debt outstanding, partially offset by the second-quarter write-off of deferred financing costs related to the refinancing of our revolving credit facility. The average interest rate on debt was 7.2% in 1997 and 1996 (primarily fixed-rate debt).

Income Taxes. The effective tax rate increased to 35.2% from 34.7% due primarily to:

- Slightly lower income on export sales in the tax-advantaged Foreign Sales Corporation relative to significantly higher consolidated pre-tax income
- A higher effective state income tax rate due to an increase in income in states with higher tax rates

See Note 16 on page 56 for additional tax rate information.

Financial Condition

                                     Assets

           Total assets increased to $457.2 million at December 31, 1998, from $410.9 million at December 31, 1997, due mainly to:

-        The aluminum extrusion acquisitions in Canada
-        New technology-related investments
-        Capital expenditures in excess of depreciation

The increase in assets related to these items was partially offset by a decrease in cash and cash equivalents (see discussion below).

                        Liabilities and Available Credit

           Total liabilities were $146.9 million at December 31, 1998, up from $138.4 million at December 31, 1997, due primarily to acquisitions, partially offset by lower debt outstanding and the reversal of an accrued liability related to discontinued coal operations (see Note 19 on page 59).

           Debt outstanding consisted of a note payable with a remaining balance at December 31, 1998 of $25 million ($30 million at December 31, 1997). Interest is payable on the note semi-annually at 7.2% per year. Annual principal payments of $5 million are due each June through 2003 (the $5 million due in June 1999 has been classified as long-term in accordance with our ability to refinance such obligation on a long-term basis). We also have a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at December 31, 1998 and 1997). The facility matures on July 9, 2002, with an annual extension of one year permitted subject to the approval of participating banks. See Note 10 on page 48 for more information on debt and credit agreements.

                              Shareholders' Equity

         At December 31, 1998, Tredegar had 36,660,751 shares of common stock outstanding and a total market capitalization of $824.9 million, compared with 37,113,735 shares outstanding and a total market capitalization of $814.9 million at December 31, 1997.

         During 1998, we purchased 1,667,054 shares of our common stock for $36.8 million ($22.06 per share). During 1997, we purchased 166,989 shares of our common stock for $2.5 million ($15.15 per share). Since becoming an independent company in 1989, we have purchased a total of 20.2 million shares, or 36% of our issued and outstanding common stock, for $115.5 million ($5.70 per share). Under a standing authorization from our board of directors, we may purchase an additional four million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

                                   Cash Flows

           The reasons for the changes in cash and cash equivalents during 1998, 1997 and 1996, are summarized below:

---------------------------------------------------------------------------------------------
                                                                           (In Millions)
                                                                1998         1997       1996
---------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                 $ 120.1      $101.3       $ 2.1
---------------------------------------------------------------------------------------------
Cash provided by continuing operating activities
    in excess of capital expenditures and dividends             33.2        39.5        18.1
Cash used by discontinued operations                            (1.9)          -           -
Proceeds from the exercise of stock options (including
    related income tax benefits realized by Tredegar)            6.2         4.8         2.1
Acquisitions (all related to Aluminum Extrusions - see
    Note 2 on page 43)                                         (60.9)      (13.5)          -
Repurchases of Tredegar common stock                           (36.8)       (2.5)       (2.0)
New technology-related investments, net of proceeds
    from disposals (see Note 7 on page 46)                     (29.9)       (5.7)        (.5)
Repayments of debt                                              (5.0)       (5.0)          -
Proceeds from property disposals and divestitures                 .7         2.6        81.5
Other, net                                                       (.3)       (1.4)          -
---------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents           (94.7)       18.8        99.2
---------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $ 25.4      $120.1      $101.3
---------------------------------------------------------------------------------------------

           Net cash provided by continuing operating activities in excess of capital expenditures and dividends was $33.2 million in 1998, down from $39.5 million in 1997 due primarily to higher capital expenditures for manufacturing and research operations and higher dividends, partially offset by improved operating results. Cash used by discontinued operations of $1.9 million was due to the recapture of tax deductions previously taken on the UMWA Fund liability, partially offset by reimbursements received from the UMWA Fund.

           Higher capital expenditures in 1998 are related to:

- A new facility near Budapest, Hungary, which will produce disposable films for hygiene products marketed in Eastern Europe (this facility should be operational in mid-1999)
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing conventional diaper backsheet and other diaper components in order to improve comfort and fit)
-    Expansion of diaper backsheet film capacity in Brazil
- The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia (the first phase was completed in 1996)
-    Expansion of Molecumetics' research lab in Bellevue, Washington.

           Net cash provided by continuing operating activities in excess of capital expenditures and dividends was $39.5 million in 1997, up from $18.1 million in 1996 due primarily to:

-      Improved operating results
- Lower capital expenditures in Aluminum Extrusions due to the completion of the modernization project at the Newnan plant in late 1996
- Lower capital expenditures due to the 1996 Molded Products and Brudi divestitures (Molded Products and Brudi had combined capital expenditures of $1.3 million in 1996)

These items were partially offset in 1997 by:

-      Income taxes paid on technology-related net investment gains
- Higher capital expenditures in Film Products reflecting normal replace-ment of machinery and equipment and permeable film additions, including expansion into China and Eastern Europe.

           Net cash provided by continuing operating activities in excess of capital expenditures and dividends was $18.1 million in 1996, down from $22.2 million in 1995 due primarily to:

- Higher working capital for ongoing operations to support higher sales volume
- Income taxes paid on net gains realized from divestitures, property disposals and the sale of a technology-related investment

           Normal operating cash requirements over the next three to five years are expected to be met from ongoing operations. Excess cash will be invested on a short-term basis, with the primary objectives of safety of principal and liquidity, until other opportunities are identified.

           Quantitative and Qualitative Disclosures about Market Risk

           Tredegar has exposure to the volatility of polyethylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks. At December 31, 1998, and during the last several years, we have been in a net cash position (cash and cash equivalents in excess of debt), and therefore our earnings have not been materially affected by interest rate volatility. See Note 10 on page 48 for information on debt and credit agreements.

            Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products; however, those changes are generally followed by a corresponding change in selling prices. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices but are also generally followed by a corresponding change in selling prices; however, there is no assurance that higher ingot costs can be passed along to customers.

           In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire aluminum, based on the scheduled deliveries. See Note 6 on page 45 for more information.

           We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales, income and total assets related to foreign markets for 1998 and 1997 are presented below:

-------------------------------------------------------------------------------------------------
                                   Tredegar Industries, Inc.
       Percentage of Net Sales, Pretax Income and Total Assets Related to Foreign Markets
----------------------------------------------------------------------------------------------------------
                                        1998                                          1997
                  ----------------------------------------------------------------------------------------

                    % of Total        % of Total     % Total     % of Total        % of Total     % Total
                     Net Sales      Pretax Income*   Assets -     Net Sales      Pretax Income*   Assets -
                  Exports Foreign  Exports  Foreign  Foreign   Exports Foreign  Exports  Foreign  Foreign
                   From    Oper-    From     Oper-    Oper-     From    Oper-    From     Oper-    Oper-
                   U.S.   ations    U.S.    ations   ations     U.S.   ations    U.S.    ations    ations

Canada               3      15       6        7        20         4      -        7        -          -
Europe               1       4       1       10         3         1      5        1       11          2
Latin America        3       4       4        5         4         3      4        5        6          4
Asia                 4       -       6       (1)        1         7      -       11       (1)         1
----------------------------------------------------------------------------------------------------------
Total % exposure
    to foreign
    markets         11      23      17       21        28        15      9       24       16          7
----------------------------------------------------------------------------------------------------------

* The percentages of pretax income for foreign markets are relative to Tredegar's total pretax income from manufacturing and research operations (consolidated pretax income from continuing operations excluding technology-related investment activities and unusual items).

           We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are denominated in U.S. dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. dollar or the German mark and the euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the German mark and the euro. We believe that our exposure to the Canadian dollar has been substantially neutralized by U.S. dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S.

           We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. Investments in non-public companies are illiquid and the investments in public companies are subject to the volatility of equity markets and technology stocks. See Note 7 on page 46 for more information.

                     Year 2000 Information Technology Issues

           The century date compliance problem, which is commonly referred to as the "Year 2000" problem, will affect many computers and other electronic devices that are not programmed to properly recognize dates starting with January 1, 2000. This could result in system failures or miscalculations. The potential impact of such failures include, among others, an inability to secure raw materials, manufacture products, ship products and be paid for products on a timely basis.

           Since 1996, we have been actively planning and responding to the Year 2000 problem. Year 2000 reviews have been and will continue to be made to our Executive Committee and senior management. Periodic reviews with the Board of Directors began in August 1998.

           Our  Year  2000   compliance   efforts   are   focused  on   internal
computer-based information systems, external electronic interfaces and communication equipment, shop floor machines and other manufacturing and research process control devices. Remediation of systems requiring changes was completed at the end of 1998, except for revisions to a small portion of certain software programs and the replacement of certain software for the four aluminum extrusion plants recently acquired in Canada (see Note 2 on page 43). Remediation efforts for the exceptions will extend into 1999. Testing of systems began in mid-1998 and will continue through 1999. We do not believe contingency plans are necessary for internal systems at this time. We are also actively evaluating the Year 2000 capabilities of parties with whom we have key business relationships (suppliers, customers and banks, for example). Contingency plans will be developed for these relationships as needed. Work to fix the Year 2000 problem is being performed largely by internal personnel and we do not track those costs. The incremental costs associated with correcting the problem are not expected to have a material adverse effect on our operating results, financial condition or cash flows.

           While we believe that we are taking the necessary steps to resolve our Year 2000 issues in a timely manner, there can be no assurance that there will be no Year 2000 problems. If any such problems occur, we will work to solve them as quickly as possible. At present, we do not expect that any such problems will have a material adverse effect on our businesses. The failure, however, of a major customer or supplier to be Year 2000-compliant could have a material adverse effect on our businesses.

                            New Accounting Standards

         The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2000.

Business Segment Review

                                  Film Products

Sales. Film Products sales decreased by 4% to $287 million in 1998 due to lower selling prices reflecting lower average plastic resin costs and lower volume of plastic film in Asia (primarily supplied to P&G), partially offset by:

-  Sales of breathable backsheet and other new products to P&G
-  Higher   volume   of  VisPore(R)  film  (primarily  used   for  ground  cover
   applications)
-  Higher volume of permeable film supplied to P&G in Europe
-  Higher sales to new customers

           Film Products sales were almost $300 million in 1997, up from $257 million in 1996 due to:

- Higher volume of nonwoven film laminates supplied to P&G for diapers
- Higher volume of permeable film supplied to P&G in Europe
- Higher diaper backsheet and packaging film volume in South America
- Higher selling prices, which reflected higher average plastic resin costs

Operating Profit. Film Products operating profit was $53.8 million in 1998, up from $50.5 million in 1997 due to higher volume in the areas noted above and material efficiencies in nonwoven film laminates, partially offset by:

- Lower volume and operating  profits relating to Asia (profits down $3 million)
- Higher costs related to new product introductions
- Start-up costs for the new permeable film production sites in China and Hungary

            Film Products operating profit was $50.5 million in 1997, up from $43.2 million in 1996 due mainly to improved production efficiencies for nonwoven film laminates and higher volume in the areas noted in the sales discussion above. These positive factors were partially offset by higher new product development expenses and start-up costs for the new permeable film production site in China.

Identifiable Assets. Identifiable assets in Film Products were $132.2 million in 1998, up from $123.6 million in 1997 due primarily to capital expenditures in excess of depreciation and amortization.

           Identifiable assets in Film Products were $123.6 million in 1997, up from $116.5 million in 1996 due mainly to higher accounts receivable supporting higher sales, capital expenditures in excess of depreciation and an increase in prepaid pension expense.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $12 million in 1998, up from $10.9 million in 1997 due to higher capital expenditures. Depreciation and amortization for Film Products decreased slightly in 1997.

           Capital expenditures in Film Products for 1998 reflect the normal replacement of machinery and equipment and:

- A new facility near Budapest, Hungary, which will produce disposable films for hygiene products marketed in Eastern Europe (this facility should be operational in mid-1999)
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing conventional diaper backsheet and other components in order to improve comfort and fit)
-    Expansion of diaper backsheet film capacity in Brazil

           Capital expenditures in Film Products for 1997 reflect the normal replacement of machinery and equipment and permeable film additions, including the expansion into China and machinery and equipment purchased for the Hungary facility.

                                    Fiberlux

           Fiberlux operating results improved during 1998, but are currently not material to the consolidated results of operations.

                               Aluminum Extrusions

Acquisitions and Related Pro Forma Results. On June 11, 1998, Tredegar acquired Canadian-based Exal Aluminum Inc. ("Exal"). Exal operates two aluminum extrusion plants in Pickering, Ontario and Aurora, Ontario. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers.

           On February 6, 1998, we acquired two Canadian-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds"). The plants are located in Ste-Therese, Quebec, and Richmond Hill, Ontario. Both facilities manufacture products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

           On May 30, 1997, we acquired an aluminum extrusion and fabrication plant in El Campo, Texas, from Reynolds. The El Campo facility extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

           The operating results for the five plants have been included in the consolidated statements of income since the dates acquired. Pro forma financial information with respect to these acquisitions for the first six months of 1998 and all of 1997 was filed on Form 8-K on August 19, 1998. The cost of these acquisitions and selected pro forma and historical results on a consolidated basis for Tredegar are provided in Note 2 on page 43. Selected historical and pro forma results for Aluminum Extrusions for 1998 and 1997, which assume the acquisitions occurred at the beginning of 1997, are summarized below:

-----------------------------------------------------------------------------------
                               Aluminum Extrusions
             Selected Historical and Pro Forma Financial Information
-----------------------------------------------------------------------------------
                                                      (In Millions)

                                             Historical             Pro Forma
                                      ----------------------  ---------------------
                                            1998       1997        1998       1997
-----------------------------------------------------------------------------------
Net sales                                $ 395.5    $ 266.6     $ 441.3    $ 428.8
Operating profit (excluding
    unusual items)                          47.1       32.1        48.6       36.9
Identifiable assets                        201.5      101.9       201.5      198.9
Depreciation                                 8.2        5.5         9.3        9.8
Amortization of intangibles                   .2          -          .3         .3
Capital expenditures                        10.4        6.4        10.8        7.3
-----------------------------------------------------------------------------------

Sales.  Pro forma sales in Aluminum  Extrusions  increased  by 3% in 1998 due to
strength  in  all  building  and  construction   markets  and  higher  sales  to
distributors.

           Aluminum Extrusions sales in 1997 increased 21.7% due primarily to higher volume, reflecting continued strength in residential and commercial windows and curtain walls and higher volume to distributors. The acquisition of the El Campo facility also had a positive impact on volume. Excluding the acquisition, sales were up 10% and volume was up 12% for the year.

Operating Profit. Pro forma operating profit increased by 32% in 1998 due to higher volume, related lower unit conversion costs and improved performance by recently acquired operations. Conversion costs were also reduced by an insurance recovery of $791,000 related to expenses incurred in 1997 for repairs to the casting furnaces at the Newnan, Georgia, plant.

           Aluminum Extrusions operating profit increased 37.2% in 1997 due to higher volume, related lower unit conversion costs and the acquisition of the El Campo facility, partially offset by expenses associated with repairs to the casting furnaces at the Newnan plant. Conversion costs also improved due to a modernization program completed late in 1996 at the Newnan facility. This capital project cost $4.8 million, most of which was spent in 1996. Improvements in productivity, scrap rates and sales returns are currently being realized as a result of this project.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $201.5 million in 1998, up from pro forma assets of $198.9 million in 1997, due primarily to capital expenditures in excess of depreciation and amortization.

            Identifiable assets in Aluminum Extrusions were $101.9 million in 1997, up from $83.8 million in 1996 due primarily to the acquisition of the El Campo facility, higher accounts receivable supporting higher sales and capital expenditures in excess of depreciation.

Depreciation, Amortization and Capital Expenditures. Pro forma depreciation and amortization for Aluminum Extrusions was $9.6 million in 1998, down from $10.1 million in 1997 due to the full depreciation of certain assets in 1997.

           Depreciation and amortization for Aluminum Extrusions increased in 1997 due to the acquisition of the El Campo facility and the modernization program completed in late 1996 at the Newnan plant, partially offset by the full depreciation of certain assets in 1996.

           Capital expenditures in 1998 reflect the normal replacement of machinery and equipment, and expenditures for the second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia (the first phase was completed in 1996). Like the first phase, improvements in productivity, scrap rates and sales returns are anticipated. Total capital outlays for this project are expected to be $10 million, of which $1.3 million was spent in 1998.

           Capital expenditures in 1997 reflect the normal replacement of machinery and equipment and costs capitalized for rebuilding the casting furnaces at the Newnan plant.

                                   Technology

           Excluding net investment gains (see below), technology segment losses decreased by $823,000 in 1998 and by $1.9 million in 1997 due to revenues generated at Molecumetics from drug development partnerships, partially offset by higher research and development spending.

           Changes in Technology segment identifiable assets over the last three years are summarized below:

--------------------------------------------------------------------------------------
                                                                 (In Millions)
                                                         1998         1997       1996
--------------------------------------------------------------------------------------
Technology segment identifiable assets,
    beginning of year                                  $ 37.2      $ 10.7       $ 7.5
--------------------------------------------------------------------------------------
Molecumetics:
    Capital expenditures, primarily expansion of its
      research lab in Bellevue, Washington                3.6          .4         1.6
    Depreciation                                         (1.3)       (1.1)        (.9)
Tredegar Investments (see Note 7 on page 46):
    New investments                                      35.4        20.8         3.1
    Proceeds from the sale of investments                (5.5)      (15.1)       (2.6)
    Realized gains                                        4.6        14.3         2.1
    Realized losses, write-offs and write-downs          (2.3)        (.4)          -
    (Decrease) increase in unrealized gain on
      available-for-sale securities                      (5.7)        7.8           -
Other                                                      .3         (.2)        (.1)
--------------------------------------------------------------------------------------
Net increase in Technology segment identifiable
    assets                                               29.1        26.5         3.2
--------------------------------------------------------------------------------------
Technology segment identifiable assets,
    end of year                                        $ 66.3      $ 37.2      $ 10.7
--------------------------------------------------------------------------------------

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See the index on page 33 for references to the report of independent accountants, management's report on the financial statements, the consolidated financial statements and selected quarterly financial data.


Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF TREDEGAR

           The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the heading "Election of Directors" is incorporated herein by reference.

           The information included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference.

           Set forth below are the names, ages and titles of our executive officers:

Name                    Age   Title

John D. Gottwald        44    President and Chief Executive Officer

Douglas R. Monk         53    Executive Vice President and Chief Operating
                              Officer

Norman A. Scher         61    Executive Vice President and Chief Financial
                              Officer

Anthony J. Rinaldi      60    Senior Vice President and President, Film Products

D. Andrew Edwards       39    Vice President, Treasurer and Controller

Michael W. Giancaspro   43    Vice President, Corporate Development

Nancy M. Taylor         38    Vice President, General Counsel and Secretary

Frederick P. Woods      54    Vice President, Personnel

           Except as described below, each of these officers has served in such capacity since July 10, 1989. Each will hold office until his successor is elected or until his earlier removal or resignation.

Douglas R. Monk. Mr. Monk was elected Executive Vice President and Chief Operating Officer on November 18, 1998, and is responsible for our manufacturing operations. Mr. Monk has served as a Vice President since August 29, 1994, and served as President of The William L. Bonnell Company, Inc. and Capitol Products Corporation since February 23, 1993. He also served as Director of Operations for our Aluminum Division.

Anthony J. Rinaldi. Mr. Rinaldi was elected Senior Vice President on November 18, 1998. Mr. Rinaldi continues to serve as President of Film Products, a position he has held since April 23, 1993. Mr. Rinaldi has served as a Vice President since February 27, 1992. Mr. Rinaldi also served as General Manager of Tredegar Film Products and as Managing Director of European operations. Mr. Rinaldi served as Director of Sales and Marketing for Tredegar Film Products from July 10, 1989 to June, 1991.

D. Andrew Edwards. Mr. Edwards was elected Vice President on November 18, 1998. Mr. Edwards served as Controller from October 19, 1992, until May 22, 1997, when he was elected Treasurer and Controller.

Nancy M. Taylor. Ms. Taylor was elected Vice President on November 18, 1998. Ms. Taylor has served as General Counsel and Secretary since May 22, 1997. From February 25, 1994 until May 22, 1997, Ms. Taylor served as Corporate Counsel and Secretary. She served as Assistant General Counsel from September 1, 1991 until February 25, 1994.

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


Item 11.   EXECUTIVE COMPENSATION

           The information included in the Proxy Statement under the heading "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

           The information included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

           (a)    List of documents filed as a part of the report:

                  (1)      Financial statements:

                            Tredegar Industries, Inc.
              Index to Financial Statements and Supplementary Data
                                                                        Page
 ------------------------------------------------------------------- -----------
 Report of Independent Accountants                                       34
 ------------------------------------------------------------------- -----------
 Management's Report on the Financial Statements                         34
 ------------------------------------------------------------------- -----------
 Financial Statements (Audited):
-------------------------------------------------------------------- -----------
         Consolidated Statements of Income for the Years Ended           35
                 December 31, 1998, 1997 and 1996
 ------------------------------------------------------------------- -----------
         Consolidated Balance Sheets as of December 31,                  36
                 1998 and 1997
 ------------------------------------------------------------------- -----------
         Consolidated Statements of Cash Flows for the Years Ended       37
                 December 31, 1998, 1997 and 1996
 ------------------------------------------------------------------- -----------
         Consolidated Statement of Shareholder's Equity for the Years    38
                 Ended December 31, 1998, 1997 and 1996
 ------------------------------------------------------------------- -----------
         Notes to Financial Statements                                 39-59
 ------------------------------------------------------------------- -----------
 Selected Quarterly Financial Data (Unaudited)                           60
 ------------------------------------------------------------------- -----------

                  (2)      Financial statement schedules:

                           None

                  (3)      Exhibits:

                           See Exhibit Index on page 63.

           (b)    Reports on Form 8-K

                  We did not file or amend any reports on Form 8-K during the last quarter of the year ended December 31, 1998.

INDEPENDENT ACCOUNTANTS' AND MANAGEMENT'S REPORTS
--------------------------------------------------------------------------------
         REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Tredegar Industries, Inc.:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Tredegar Industries, Inc., and Subsidiaries ("Tredegar") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Richmond, Virginia
January 12, 1999

         MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Tredegar's management has prepared the financial statements and related notes appearing on pages 35-59 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

         Tredegar maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.

         These financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was made in accordance with generally accepted auditing standards and included a review of Tredegar's internal accounting controls to the extent considered necessary to determine audit procedures.

         The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to shareholder approval.

CONSOLIDATED  STATEMENTS  OF  INCOME
---------------------------------------------------------------------------
Tredegar Industries, Inc., and Subsidiaries

Years Ended December 31                       1998        1997        1996
---------------------------------------------------------------------------
(In thousands, except per-share amounts)

Revenues:
    Net sales                            $ 699,796   $ 581,004    $523,551
    Other income (expense), net              4,015      17,015       4,248
---------------------------------------------------------------------------
     Total                                 703,811     598,019     527,799
---------------------------------------------------------------------------

Costs and expenses:
    Cost of goods sold                     553,389     457,946     417,270
    Selling, general and administrative     39,493      37,035      39,719
    Research and development                14,502      13,170      11,066
    Interest                                 1,318       1,952       2,176
    Unusual items                             (101)     (2,250)    (11,427)
---------------------------------------------------------------------------
     Total                                 608,601     507,853     458,804
---------------------------------------------------------------------------
Income from continuing operations
    before income taxes                     95,210      90,166      68,995
Income taxes                                31,054      31,720      23,960
---------------------------------------------------------------------------
Income from continuing operations           64,156      58,446      45,035
Income from discontinued operations          4,713           0           0
---------------------------------------------------------------------------
Net income                                $ 68,869    $ 58,446    $ 45,035
---------------------------------------------------------------------------
Earnings per share:
   Basic:
    Continuing operations                   $ 1.77      $ 1.59      $ 1.23
    Discontinued operations                    .13           -           -
---------------------------------------------------------------------------
     Net income                             $ 1.90      $ 1.59      $ 1.23
---------------------------------------------------------------------------
   Diluted:
    Continuing operations                   $ 1.66      $ 1.48      $ 1.15
    Discontinued operations                    .12           -           -
---------------------------------------------------------------------------
    Net income                              $ 1.78      $ 1.48      $ 1.15
---------------------------------------------------------------------------

See accompanying notes to financial statements.

 CONSOLIDATED  BALANCE  SHEETS
-----------------------------------------------------------------------------
 Tredegar Industries, Inc., and Subsidiaries

December 31                                                  1998       1997
-----------------------------------------------------------------------------
 (In thousands, except share amounts)
 Assets
 Current assets:
    Cash and cash equivalents                            $ 25,409  $ 120,065
    Accounts and notes receivable                          94,341     69,672
    Inventories                                            34,276     20,008
    Income taxes recoverable                                    -        294
    Deferred income taxes                                   8,762      8,722
    Prepaid expenses and other                              3,536      4,369
-----------------------------------------------------------------------------
      Total current assets                                166,324    223,130
-----------------------------------------------------------------------------
 Property, plant and equipment, at cost:
    Land and land improvements                              9,162      5,001
    Buildings                                              51,633     35,366
    Machinery and equipment                               295,616    243,628
-----------------------------------------------------------------------------
      Total property, plant and equipment                 356,411    283,995
    Less accumulated depreciation                         200,380    183,397
-----------------------------------------------------------------------------
    Net property, plant and equipment                     156,031    100,598
 Other assets and deferred charges                        101,910     67,134
 Goodwill and other intangibles                            32,913     20,075
-----------------------------------------------------------------------------
      Total assets                                       $457,178  $ 410,937
-----------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
 Current liabilities:
    Accounts payable                                     $ 47,551   $ 33,168
    Accrued expenses                                       41,071     39,618
    Income taxes payable                                      243          -
-----------------------------------------------------------------------------
      Total current liabilities                            88,865     72,786
 Long-term debt                                            25,000     30,000
 Deferred income taxes                                     24,914     22,108
 Other noncurrent liabilities                               8,104     13,497
-----------------------------------------------------------------------------
      Total liabilities                                   146,883    138,391
-----------------------------------------------------------------------------
 Commitments and contingencies (Notes 7, 13 and 18)
 Shareholders' equity:
    Common stock (no par value):
      Authorized 150,000,000 shares;
      Issued and outstanding - 36,660,751 shares
       in 1998 and 37,113,735 in 1997                      95,893    115,291
    Common stock held in trust for savings restoration
      plan (53,871 shares in 1998 and 46,671 in 1997)      (1,212)    (1,020)
    Accumulated other comprehensive income (loss):
      Unrealized gain on available-for-sale securities      1,376      5,020
      Foreign currency translation adjustment              (2,519)       (37)
    Retained earnings                                     216,757    153,292
-----------------------------------------------------------------------------
      Total shareholders' equity                          310,295    272,546
-----------------------------------------------------------------------------
      Total liabilities and shareholders' equity         $457,178  $ 410,937
-----------------------------------------------------------------------------

 See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------
Tredegar Industries, Inc., and Subsidiaries

Years Ended December 31                                                  1998      1997       1996
---------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income from continuing operations                              $64,156    $58,446   $45,035
   Adjustments for noncash items:
     Depreciation                                                      22,260     18,364    20,062
     Amortization of intangibles                                          205         50       256
     Write-off of intangibles                                               -          7         -
     Deferred income taxes                                                431      3,341     1,771
     Accrued pension income and postretirement
       benefits                                                        (3,931)    (2,975)   (2,582)
     Gains on technology-related investments, net                      (2,267)   (13,880)   (2,139)
     Gains on divestitures, net                                          (101)    (2,250)  (11,427)
   Changes in assets and liabilities, net of effects
     from acquisitions and divestitures:
     Accounts and notes receivable                                     (4,271)    (1,937)   (4,894)
     Inventories                                                       (4,035)       994     1,257
     Income taxes recoverable and other prepaid expenses                1,263        280      (763)
     Accounts payable and accrued expenses                                665      8,010      (471)
   Other, net                                                          (1,691)    (2,130)     (840)
---------------------------------------------------------------------------------------------------
     Net cash provided by continuing operating activities              72,684     66,320    45,265
     Net cash used by discontinued operating activities                (1,910)         -         -
--------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                         70,774     66,320    45,265
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                               (34,070)   (22,655)  (23,960)
   Acquisitions (net of cash acquired of $1,097 in
     1998; excludes equity issued of $11,219 in 1998)                 (60,883)   (13,469)        -
   Technology-related investments                                     (35,399)   (20,801)   (3,138)
   Proceeds from the sale of technology-related investments             5,462     15,060     2,639
   Proceeds from property disposals and divestitures                      747      2,637    81,478
   Other, net                                                             (74)      (359)      (74)
---------------------------------------------------------------------------------------------------
     Net cash (used) provided by investing activities                (124,217)   (39,587)   56,945
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Dividends paid                                                      (5,404)    (4,181)   (3,176)
   Repayments of debt                                                  (5,000)    (5,000)        -
   Repurchases of Tredegar common stock                               (36,774)    (2,531)   (2,034)
   Tredegar common stock purchased by trust for
     savings restoration plan                                            (192)    (1,020)        -
   Proceeds from exercise of stock options (including
     related income tax benefits realized)                              6,157      4,803     2,145
   Other, net                                                               -          -       (29)
---------------------------------------------------------------------------------------------------
     Net cash used in financing activities                            (41,213)    (7,929)   (3,094)
---------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                      (94,656)    18,804    99,116
Cash and cash equivalents at beginning of period                      120,065    101,261     2,145
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $25,409   $120,065  $101,261
---------------------------------------------------------------------------------------------------

Supplemental cash flow information:
   Interest payments (net of amount capitalized)                      $ 1,333    $ 1,968   $ 2,178
   Income tax payments, net                                           $34,464    $24,485   $19,399
---------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

 CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 Tredegar Industries, Inc., and Subsidiaries
                                                                                                        Accumulated
                                                                                                   Other Comprehensive
                                                                                                      Income (Loss)
                                                                                                 -----------------------
                                                                                                 Unrealized
                                                                                      Trust for     Gain on                   Total
                                                                                        Savings  Available-      Foreign     Share-
                                                         Common Stock      Retained    Restora-    for-Sale     Currency   holders'
                                                      Shares      Amount   Earnings   tion Plan  Securities  Translation     Equity
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except share and per-share data)
 Balance December 31, 1995                         36,528,885  $ 112,908   $ 57,168    $      -     $     -     $    445  $ 170,521
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                              -          -     45,035           -           -            -     45,035
    Other comprehensive income:
      Foreign currency translation adjustment
      (net of tax provision of $29)                         -          -          -           -           -           54         54
                                                                                                                            --------
    Comprehensive income                                                                                                     45,089
 Cash dividends declared ($.087 per share)                  -          -     (3,176)          -           -            -     (3,176)
 Repurchases of Tredegar common stock                (206,841)    (2,034)         -           -           -            -     (2,034)
 Issued upon exercise of stock options
    (including related income tax benefits
    realized by Tredegar of $800)                     392,115      2,145          -           -           -            -      2,145
------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1996                         36,714,159    113,019     99,027           -           -          499    212,545
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                              -          -     58,446           -           -            -     58,446
    Other comprehensive income (loss):
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax provision of $2,824)                     -          -          -           -       5,020            -      5,020
      Foreign currency translation adjustment
       (net of tax benefit of $289)                         -          -          -           -           -         (536)      (536)
                                                                                                                            --------
    Comprehensive income                                                                                                     62,930
 Cash dividends declared ($.113 per share)                  -          -     (4,181)          -           -            -     (4,181)
 Repurchases of Tredegar common stock                (166,989)    (2,531)         -           -           -            -     (2,531)
 Issued upon exercise of stock options
    (including related income tax benefits
    realized by Tredegar of $2,042)                   566,565      4,803          -           -           -            -      4,803
 Tredegar common stock purchased by
    trust for savings restoration plan                      -          -          -      (1,020)          -            -     (1,020)
------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1997                         37,113,735    115,291    153,292      (1,020)      5,020          (37)   272,546
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                              -          -     68,869           -           -            -     68,869
    Other comprehensive loss:
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax benefit of $2,049)                       -          -          -           -      (3,644)           -     (3,644)
      Foreign currency translation adjustment
       (net of tax benefit of $1,336)                       -          -          -           -           -       (2,482)    (2,482)
                                                                                                                            --------
    Comprehensive income                                                                                                     62,743
 Cash dividends declared ($.15 per share)                   -          -     (5,404)          -           -            -     (5,404)
 Shares issued for acquisition                        380,172     11,219          -           -           -            -     11,219
 Repurchases of Tredegar common stock              (1,667,054)   (36,774)         -           -           -            -    (36,774)
 Issued upon exercise of stock options
    (including related income tax benefits
    realized by Tredegar of $2,470)                   833,898      6,157          -           -           -            -      6,157
 Tredegar common stock purchased by
    trust for savings restoration plan                      -          -          -        (192)          -            -       (192)
------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1998                         36,660,751   $ 95,893   $216,757    $ (1,212)    $ 1,376     $ (2,519) $ 310,295
------------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Tredegar Industries, Inc., and Subsidiaries
(In thousands, except share and per-share amounts)

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization and Nature of Operations. Tredegar Industries, Inc. and subsidiaries ("Tredegar") is engaged in the manufacture of plastic films, vinyl extrusions and aluminum extrusions. We also have interests in a variety of technology-based businesses. For more information on our products, principal markets and customers, see the "Description of Business" on pages 1-4 and the segment tables on pages 12-17.

         During 1996-1998, we made several acquisitions (see Note 2) and completed several divestitures (see Note 19).

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its subsidiaries. Intercompany accounts and transactions within Tredegar have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

         On May 20, 1998, we declared a three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998. All historical references to shares, per-share amounts, stock option data and market prices of our common stock have been restated to reflect the split.

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2000.

Revenue Recognition. Revenue from the sale of products is recognized when title and risk of loss have transferred to the buyer, which is generally when product is shipped. Contract research programs at Molecumetics are accounted for under the percentage-of-completion method based on costs incurred relative to total estimated costs. Full provision is made for anticipated losses.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with maturities of three months or less when purchased. At December 31, 1998 and 1997, Tredegar had approximately $25,000 and $120,000, respectively, invested in securities with maturities of two months or less.

         Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Inventories. Inventories are stated at the lower of cost or market, with cost principally determined on the last-in, first-out ("LIFO") basis. Other inventories are stated on either the weighted average cost or the first-in, first-out basis. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead.

Aluminum Forward Sales, Purchase and Futures Contracts. In the normal course of business, we enter into a combination of forward purchase commitments and futures contracts to acquire aluminum. Gains and losses on these contracts are designated and effective as hedges of aluminum price and margin exposure on forward sales contracts and, accordingly, are recorded as adjustments to the cost of inventory (see Note 6).

Property, Plant and Equipment. Accounts include costs of assets constructed or purchased, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for repairs and maintenance are expensed as incurred. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income.

         Property, plant and equipment includes capitalized interest of $915 in 1998, $751 in 1997 and $730 in 1996.

         Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.

Investments.  See Note 7.

Goodwill and Other Intangibles. Goodwill acquired prior to November 1, 1970 ($19,484 at December 31, 1998 and 1997), is not being amortized and relates to our aluminum extrusion business. Goodwill subject to amortization was $12,899 at December 31, 1998, and arose from the acquisition of Exal Aluminum Inc. in 1998 (see Note 2). This goodwill is being amortized over 40 years. There was no goodwill subject to amortization at December 31, 1997. Other intangibles ($530 at December 31, 1998 and $591 at December 31, 1997, net of accumulated amortization) consist primarily of patent rights and licenses acquired which are being amortized on a straight-line basis over a period of not more than 17 years.

Impairment of Long-Lived Assets. We review long-lived tangible and intangible assets for possible impairment on a quarterly basis. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset.

         Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-downs required.

Pension Costs and Postretirement Benefit Costs Other Than Pensions. Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to the company. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred.

Postemployment Benefits. We periodically provide certain postemployment benefits purely on a discretionary basis. Related costs for these programs are accrued when it is probable that benefits will be paid. All other postemployment benefits are either accrued under current benefit plans or are not material to our financial position or results of operations.

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 16). We accrue U.S. federal income taxes on undistributed earnings of our foreign subsidiaries.

Foreign Currency Translation. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders' equity.

           The financial statements of foreign subsidiaries where the U.S. dollar is the functional currency, and which have certain transactions in a local currency, are remeasured as if the functional currency were the U.S. dollar. The remeasurement of local currencies into U.S. dollars creates translation adjustments which are included in income.

         Transaction and remeasurement exchange gains or losses included in income were not material in 1998, 1997 and 1996.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

-----------------------------------------------------------------------------------
                                                     1998        1997         1996
-----------------------------------------------------------------------------------
 Weighted average shares outstanding used
     to compute basic earnings per share       36,286,476  36,862,917   36,622,848
 Incremental shares issuable upon the
     assumed exercise of stock options          2,383,147   2,672,469    2,692,221
-----------------------------------------------------------------------------------
 Shares used to compute diluted
     earnings per share                        38,669,623  39,535,386   39,315,069
-----------------------------------------------------------------------------------

         Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Stock Options. Stock options, stock appreciation rights ("SARs") and restricted stock grants are accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations whereby:

- No compensation cost is recognized for fixed stock option or restricted stock grants unless the quoted market price of the stock at the measurement date (ordinarily the date of grant or award) is in excess of the amount the employee is required to pay
- Compensation cost for SARs is recognized and adjusted up through the date of exercise or forfeiture based on the estimated number of SARs expected to be exercised multiplied by the difference between the market price of our stock and the amount the employee is required to pay

         The company provides additional pro forma disclosures of the fair value based method (see Note 12).

Comprehensive Income. Comprehensive income, which is included in the consolidated statement of shareholders' equity, is defined as net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

         The   available-for-sale   securities   adjustment   included   in  the
consolidated statement of shareholders' equity is comprised of the following components:


-----------------------------------------------------------------------------------
                                                     1998        1997         1996
-----------------------------------------------------------------------------------
 Available-for-sale securities adjustment:
     Unrealized holding gains arising during
       the period                                $ (3,426)   $ 21,724      $ 2,139
     Income taxes                                   1,233      (7,822)        (770)
     Reclassification adjustment for net
       gains realized in income                    (2,267)    (13,880)      (2,139)
     Income taxes                                     816       4,998          770
-----------------------------------------------------------------------------------
 Available-for-sale securities adjustment        $ (3,644)    $ 5,020          $ -
-----------------------------------------------------------------------------------

2        ACQUISITIONS
--------------------------------------------------------------------------------


         On June 11, 1998, Tredegar acquired Canadian-based Exal Aluminum Inc. ("Exal") for $44,106 (including transaction costs), which was comprised of:

-        Cash consideration of $32,887 ($31,790 net of cash acquired)
- 380,172 shares of Class I non-voting preferred shares of Tredegar's Bon L Canada subsidiary (the "Class I Shares")

         The Class I Shares are exchangeable into shares of Tredegar common stock on a one-for-one basis. Each Class I Share is economically equivalent to one share of Tredegar common stock and accordingly accounted for in the same manner.

         Exal operates aluminum extrusion plants in Pickering, Ontario and Aurora, Ontario. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers.

         On February 6, 1998, we acquired two Canadian-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds") for cash consideration of $29,093 (including transaction costs). The plants are located in Ste-Therese, Quebec, and Richmond Hill, Ontario. Both facilities manufacture products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

         On May 30,  1997,  we acquired an aluminum  extrusion  and  fabrication plant in El Campo, Texas, from Reynolds for cash consideration of $13,469 (including transaction costs). The El Campo facility extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

         These acquisitions were accounted for using the purchase method. No goodwill arose from the acquisitions of the former Reynolds plants since the estimated fair value of the identifiable net assets acquired equaled the purchase price. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) of $13,074 was recorded on the acquisition of Exal and is being amortized on a straight-line basis over 40 years. The operating results for the five plants have been included in the consolidated statements of income since the dates acquired.

         Pro forma financial information with respect to these acquisitions for the first six months of 1998 and all of 1997 was filed on Form 8-K on August 19, 1998. Selected pro forma and historical results for our aluminum extrusion business are provided in on page 28. Selected historical and pro forma results for Tredegar for 1998 and 1997, which assume the acquisitions occurred at the beginning of 1997, are summarized below:

---------------------------------------------------------------------------------------------------------------
                                          Tredegar Industries, Inc.
                           Selected Historical and Pro Forma Financial Information
---------------------------------------------------------------------------------------------------------------
                                                                      Historical        Pro Forma (Unaudited)
                                                            ------------------------- -------------------------
                                                                   1998         1997         1998         1997
---------------------------------------------------------------------------------------------------------------
Net sales                                                      $699,796     $581,004     $745,595     $743,226
EBITDA (unaudited) (see Note (o) on page 17)                    115,977       89,443      118,738       98,881
Depreciation                                                     22,260       18,364       23,347       22,635
Amortization of intangibles                                         205           50          349          377
Capital expenditures                                             34,070       22,655       34,423       23,559
Income from continuing operations
    (see Note (a) on page 16):
    As reported                                                  64,156       58,446       64,446       58,935
    As adjusted for unusual items                                61,815       57,006       62,105       57,495
    As adjusted for unusual items and
      technology-related investment activities                   61,421       48,124       61,711       48,613
Diluted earnings per share from continuing
    operations (see Note (a) on page 16):
    As reported                                                    1.66         1.48         1.66         1.48
    As adjusted for unusual items                                  1.60         1.44         1.60         1.44
    As adjusted for unusual items and
      technology-related investment activities                     1.59         1.22         1.59         1.22
---------------------------------------------------------------------------------------------------------------

3        BUSINESS SEGMENTS
--------------------------------------------------------------------------------

         See pages 12-15 and the related Notes to Financial Tables on pages 16-17 for net sales, operating profit, identifiable assets and other information about our businesses that is presented for the years 1991-1998. The discussion of segment information is unaudited.

4        ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------------------------------------------------

         Accounts and notes receivable consist of the following:

---------------------------------------------------------------
 December 31                                   1998       1997
---------------------------------------------------------------
 Trade, less allowance for doubtful
     accounts and sales returns of $3,699
     in 1998 and $3,363 in 1997            $ 90,761   $ 66,249
 Other                                        3,580      3,423
---------------------------------------------------------------
     Total                                 $ 94,341   $ 69,672
---------------------------------------------------------------

5        INVENTORIES
--------------------------------------------------------------------------------

         Inventories consist of the following:

---------------------------------------------------------------
 December 31                                   1998       1997
---------------------------------------------------------------
 Finished goods                             $ 4,805    $ 1,865
 Work-in-process                              3,751      2,340
 Raw materials                               17,690      9,297
 Stores, supplies and other                   8,030      6,506
---------------------------------------------------------------
     Total                                 $ 34,276   $ 20,008
---------------------------------------------------------------

         Inventories stated on the LIFO basis amounted to $13,701 at December 31, 1998 and $11,990 at December 31, 1997, which are below replacement costs by approximately $9,678 at December 31, 1998 and $13,141 at December 31, 1997.

6        ALUMINUM FORWARD SALES, PURCHASE AND FUTURES CONTRACTS
--------------------------------------------------------------------------------

         In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire aluminum, based on the scheduled deliveries. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts.

         Our open and matching positions at December 31, 1998, were as follows:

- We had open fixed-price forward sales contracts, representing commitments to sell 60.8 million pounds of aluminum in the form of finished product, that were matched with open aluminum forward purchase and futures contracts
- The weighted average cost per pound of aluminum on the commitment dates for open fixed-price forward sales contracts was approximately 66.1 cents per pound in 1998, compared with a market cost of 59.9 cents per pound at December 31, 1998
- The unrealized gain of more than six cents per pound at December 31, 1998, was substantially hedged or offset by an unrealized loss of approximately the same amount on the matching open forward purchase commitments and futures contracts to acquire aluminum

         Our open and matching positions at December 31, 1997, were as follows:

- We had open fixed-price forward sales contracts, representing commitments to sell 40.8 million pounds of aluminum in the form of finished product, that were matched with open aluminum forward purchase and futures contracts
- The weighted average cost per pound of aluminum on the commitment dates for open fixed-price forward sales contracts was approximately 75.1 cents per pound in 1997, compared with a market cost of 75.2 cents per pound at December 31, 1997
- The unrealized loss of less than one cent per pound at December 31, 1997, was substantially hedged or offset by an unrealized gain of approximately the same amount on the matching open forward purchase commitments and futures contracts to acquire aluminum

7        INVESTMENTS
--------------------------------------------------------------------------------

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. These investments, which individually represent ownership interests of less than 20%, are included in "Other assets and deferred charges." A summary of our technology-related investment activities and values is summarized below:

----------------------------------------------------------------------------------
                                                       1998       1997       1996
----------------------------------------------------------------------------------
Carrying value of technology-related
    investments, beginning of period                $33,513     $6,048     $3,410
Technology-related investment activity
    for period (pre-tax amounts):
    New investments                                  35,399     20,801      3,138
    Proceeds from the sale of investments            (5,462)   (15,060)    (2,639)
    Realized gains                                    4,582     14,309      2,139
    Realized losses, write-offs and write-downs      (2,315)      (429)         -
    (Decrease) increase in unrealized net gain on
      available-for-sale securities                  (5,693)     7,844          -
----------------------------------------------------------------------------------
Carrying value of technology-related
    investments, end of period                      $60,024    $33,513     $6,048
----------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
December 31                                                     1998                            1997
------------------------------------------------------------------------------------------------------------------
                                                               Carry-     Est.                 Carry-     Est.
                                                     Cost       ing       Fair       Cost       ing       Fair
                                                     Basis     Value      Value      Basis     Value      Value
------------------------------------------------------------------------------------------------------------------
Limited partnership interests in
    private venture capital funds                    $16,201   $15,250    $17,890     $5,678    $5,521    $12,496
Equity interests in private companies                 41,098    39,425     47,602     18,265    18,265     18,534
Common stock of public companies
    (available-for-sale securities):
    CardioGenesis Corporation (CGCP)                   2,464     3,187      3,187      1,366     2,290      2,290
    Cisco Systems, Inc. (CSCO)                           250     1,895      1,895
    3D Labs, Inc. (TDDDF)                                604       267        267
    Ciena Corporation (CIEN)                               -         -          -        457     6,530      6,530
    Advance Fibre Communications
      (AFCI)                                               -         -          -         60       907        907
------------------------------------------------------------------------------------------------------------------
    Total                                            $60,617   $60,024    $70,841    $25,826   $33,513    $40,757
------------------------------------------------------------------------------------------------------------------


         Our remaining unfunded commitments to private venture capital funds totaled approximately $30,000 at December 31, 1998, which we expect to fund over the next two years.

         Beginning in 1997, the securities of public companies held by us (common stock listed on NASDAQ) are classified as available-for-sale and stated at fair value, with unrealized holding gains or losses excluded from earnings and reported net of deferred income taxes in a separate component of shareholders' equity until realized. Prior to 1997, such securities were stated at the lower of cost or fair value, and the differences were immaterial. The securities of private companies held by us (primarily convertible preferred stock) are accounted for at the lower of cost or estimated fair value. Ownership interests of less than or equal to 5% in private venture capital funds are accounted for at the lower of cost or estimated fair value, while ownership interests in excess of 5% in such funds are accounted for under the equity method.

         We write-down or write-off an investment and recognize a loss when events indicate that the investment is impaired.

         The fair value of securities of public companies is determined based on closing price quotations. We estimate the fair value of securities of private companies using the indicative value from the latest round of financing, and reduce this amount if events subsequent to the financing imply a lower valuation. The fair value of ownership interests in private venture capital funds is based on our estimate of our distributable share of fund net assets using, among other information:

- The general partners' estimate of the fair value of nonmarketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation)
-    Closing bid prices of publicly traded securities held by the funds
-    Fund formulas for allocating profits, losses and distributions

         Because of the inherent uncertainty associated with the valuations of restricted securities or securities for which there is no public market, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed. Furthermore, publicly traded stocks of emerging, technology-based companies usually have higher volatility and risk than the U.S. stock market as a whole.

         Gains and losses recognized are included in "Other income (expense), net" in the consolidated statements of income on page 35 and "Investments" in the operating profit table on page 13. Beginning April 1, 1998, we began classifying the stand-alone operating expenses for our technology-related investment activities with gains and losses in "Investments" in the operating profit table. Prior to that time they were classified in the "Other" category of the technology segment. These expenses, which continue to be reported in selling, general and administrative expenses in the consolidated statements of income, totaled $2,073 for all of 1998, $1,651 for the nine months ended December 31, 1998, and $1,033 in 1997.

8        GOODWILL AND OTHER INTANGIBLES
--------------------------------------------------------------------------------

         Goodwill and other intangibles, and related accumulated amortization, are as follows:

---------------------------------------------------------------
 December 31                                   1998       1997
---------------------------------------------------------------
 Goodwill and other intangibles            $ 20,325   $ 20,332
 Divestitures (see Note 19)                     (31)         -
 Write-offs                                       -         (7)
 Acquisitions (see Note 2)                   13,074          -
---------------------------------------------------------------
     Subtotal                                33,368     20,325
 Accumulated amortization                      (455)      (250)
---------------------------------------------------------------
     Net                                   $ 32,913   $ 20,075
---------------------------------------------------------------

9        ACCRUED EXPENSES
--------------------------------------------------------------------------------

         Accrued expenses consist of the following:

---------------------------------------------------------------
 December 31                                   1998       1997
---------------------------------------------------------------
 Payrolls, related taxes and medical and
     other benefits                        $ 16,114   $ 14,014
 Workmen's compensation and disabilities      5,625      5,021
 Vacation                                     5,855      4,813
 Contract research revenues received
     in advance                                 833      2,917
 Plant shutdowns and divestitures               204      1,097
 Environmental                                  322        448
 Other                                       12,118     11,308
---------------------------------------------------------------
     Total                                 $ 41,071   $ 39,618
---------------------------------------------------------------

10       DEBT AND CREDIT AGREEMENTS
--------------------------------------------------------------------------------

           Debt outstanding consisted of a note payable with a remaining balance of $25,000 at December 31, 1998 and $30,000 at December 31, 1997. Interest is payable on the note semi-annually at 7.2% per year. Annual principal payments of $5,000 are due each June through 2003 (the $5,000 due in June 1999 has been classified as long-term in accordance with our ability to refinance such obligation on a long-term basis). At December 31, 1998, the prepayment value of the note was $26,200 and we estimate that an equivalent rate on similar debt would be 6.5%.

         We also have a revolving credit facility that permits borrowings of up to $275,000 (no amounts borrowed at December 31, 1998 and 1997). The facility matures on July 9, 2002, with an annual extension of one year permitted subject to the approval of participating banks. The facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate ("LIBOR")) plus a spread that is dependent on our quarterly debt-to-total capitalization ratio. A facility fee is also charged on the $275,000 commitment. The spread and facility fee that are charged at various debt-to-total capitalization levels are as follows:

----------------------------------------------------- --------------------------
                                                             (Basis Points)
                                                      --------------------------
                                                         LIBOR        Facility
Debt-to-Total Capitalization Ratio                       Spread         Fee
----------------------------------                       ------         ---
Less than or equal to 35%                                16.50          8.50
Greater than 35% and less than or equal to 50%           22.50         10.00
Greater than 50%                                         30.00         15.00

           In addition, a utilization fee of five basis points is charged on the outstanding principal amount when more than $137,500 is borrowed under the agreement. There were no variable-rate loans outstanding during the last three years.

         Our loan agreements contain restrictions, among others, on the minimum shareholders' equity required and the maximum debt-to-total capitalization ratio permitted (60%). At December 31, 1998, shareholders' equity was in excess of the minimum required by $148,411, and $275,000 was available to borrow under the 60% debt-to-total capitalization ratio restriction.

11       SHAREHOLDER RIGHTS AGREEMENT
--------------------------------------------------------------------------------

         Pursuant to a Rights Agreement dated as of June 15, 1989 (as amended), between Tredegar and American Stock Transfer and Trust Company as Rights Agent (the "Rights Agreement"), two-ninths of one Right is attendant to each share of our common stock. Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the "Preferred Stock"), at an exercise price of $50 (the "Purchase Price"). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person who, together with his associates and affiliates, owned 10% or more of the outstanding shares of our common stock on July 10, 1989, cannot cause the Rights to become exercisable.

         Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock (or in certain circumstances, cash, property or other securities of Tredegar or a potential acquirer) having a value equal to twice the amount of the Purchase Price.

           The Rights will expire on June 30, 1999. We expect our Board of Directors to approve a new rights agreement concurrent with the expiration of the existing agreement.

12       STOCK OPTION PLANS
--------------------------------------------------------------------------------

         We have four stock option plans whereby stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Options ordinarily vest one to two years from the date of grant. In addition to stock options, recipients may also be granted SARs and restricted stock. SARs, when granted, have been in tandem with stock options; however, no SARs have been granted since 1992. Generally, the share appreciation that can be realized upon the exercise of SARs is limited to the fair market value at the date of grant. As a result, it is more likely that related stock options will be exercised rather than SARs when the price of our common stock is in excess of $7.42 per share (our closing stock price on December 31, 1998, was $22.50 per share).

         Had compensation cost for our stock-based compensation plans been determined in 1998, 1997 and 1996 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

---------------------------------------------------------------------------------------
                                                         1998        1997         1996
---------------------------------------------------------------------------------------
Income from continuing operations:
     As reported                                      $64,156    $ 58,446     $ 45,035
     Pro forma                                         62,696      56,412       43,814
Diluted earnings per share from continuing operations:
     As reported                                         1.66        1.48         1.15
     Pro forma                                           1.62        1.43         1.11
---------------------------------------------------------------------------------------

         The fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used in this model for valuing stock options granted during 1998, 1997 and 1996 are provided below:

-----------------------------------------------------------------------------------
                                                     1998        1997         1996
-----------------------------------------------------------------------------------
Dividend yield                                        .6%         .6%         1.0%
Volatility percentage                               28.0%       30.0%        23.5%
Weighted average risk-free interest rate             5.5%        6.7%         5.7%
Holding period (years):
     Officers                                         n/a         8.3          9.4
     Management                                       5.0         4.6          4.7
     Others                                           3.6         2.4          3.2
Market price at date of grant:
     Officers and management
         (management only in 1998)                $ 29.94     $ 16.54       $ 8.38
     Others                                         29.82       17.31         7.38
Exercise price for options  granted where
     exercise  price exceeds  market price
     (applicable to officers in 1997 and
     officers and management in 1996)                 n/a       21.00         9.67
-----------------------------------------------------------------------------------

         Stock options granted during 1998, 1997 and 1996, and their estimated fair value at the date of grant, are provided below:

-----------------------------------------------------------------------------------
                                                     1998        1997         1996
-----------------------------------------------------------------------------------
Stock options granted (number of shares):
     Where  exercise  price equals market price:
         Officers                                     n/a     144,000      120,000
         Management                                59,985     261,750      258,900
         Others                                    28,590      64,350      159,900
     Where exercise price exceeds market price:
         Officers                                     n/a     141,000       60,000
         Management                                   n/a           0        9,000
-----------------------------------------------------------------------------------
     Total                                         88,575     611,100      607,800
-----------------------------------------------------------------------------------
Estimated fair value of options per share at date of grant:
     Where exercise price equals market price:
         Officers                                     n/a      $ 8.02       $ 3.56
         Management                               $ 10.06        5.80         2.36
         Others                                      8.16        4.14         1.63
     Where exercise price exceeds market price:                                  -
         Officers                                     n/a        6.74         3.14
         Management                                   n/a         n/a         1.85
-----------------------------------------------------------------------------------
Total estimated fair value of stock
     options granted                                $ 837     $ 3,889      $ 1,502
-----------------------------------------------------------------------------------

         A summary of our stock options outstanding at December 31, 1998, 1997 and 1996, and changes during those years, is presented below:

-----------------------------------------------------------------------------------------------------------------
                                                                     Exercise Price Per Share
                                                               --------------------------------------
                                          Number of Shares                                 Wgted.      Aggre-
                                      -------------------------
                                          Options         SARs                Range         Ave.        gate
-----------------------------------------------------------------------------------------------------------------
Outstanding at 12/31/95                 3,568,725    1,560,825      $ 2.70  to   $ 5.33       $ 3.66    $ 13,068
Granted in 1996                           607,800            -        7.38  to     9.67         8.26       5,020
Lapsed in 1996                            (45,450)           -        3.36  to     8.38         5.04        (229)
Options exercised in 1996                (392,115)    (182,865)       2.70  to     4.17         3.43      (1,345)
-----------------------------------------------------------------------------------------------------------------
Outstanding at 12/31/96                 3,738,960    1,377,960        2.70  to     9.67         4.42      16,514
Granted in 1997                           611,100            -       16.54  to    21.00        17.67      10,798
Lapsed in 1997                             (5,400)           -        3.36  to    18.75         9.44         (51)
Options exercised in 1997                (566,565)    (287,925)       2.70  to     9.67         4.87      (2,761)
-----------------------------------------------------------------------------------------------------------------
Outstanding at 12/31/97                 3,778,095    1,090,035        2.70  to    21.00         6.48      24,500
Granted in 1998                            88,575            -       28.61  to    29.94        29.82       2,641
Lapsed in 1998                                  -            -           -  to        -            -           0
Options exercised in 1998                (833,898)    (494,550)       2.70  to    21.00         4.36      (3,636)
-----------------------------------------------------------------------------------------------------------------
Outstanding at 12/31/98                 3,032,772      595,485      $ 2.70  to   $29.94        $7.75    $ 23,505
-----------------------------------------------------------------------------------------------------------------

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 1998:

------------------------------------------------------------------------------------------------
                                      Options Outstanding at          Options Exercisable at
                                        December 31, 1998                December 31, 1998
                               -----------------------------------------------------------------
                                               Weighted Average
                                           -------------------------
                                            Remaining                                 Wgted.
                                            Contract-      Exer-                       Ave.
           Range of                          ual Life      cise                      Exercise
       Exercise Prices           Shares      (Years)       Price          Shares       Price
------------------------------------------------------------------------------------------------
                 $ 3.72            222,400           .5      $ 3.72         222,400      $ 3.72
$ 2.70   to        3.73            385,835          3.2        2.73         385,835        2.73
  3.36   to        5.33            929,950          5.2        4.10         929,950        4.10
  3.86   to        4.17            474,200          6.2        4.17         474,200        4.17
  7.38   to        9.67            355,967          7.1        8.49         355,967        8.49
 16.55   to       21.00            575,845          8.4       17.67         575,845       17.67
 28.61   to       29.94             88,575          9.5       29.82               -           -
------------------------------------------------------------------------------------------------
$ 2.70   to     $ 29.94          3,032,772          5.7      $ 7.75       2,944,197      $ 7.09
------------------------------------------------------------------------------------------------

         Stock options exercisable totaled 3,169,245 shares at December 31, 1997 and 3,023,154 shares at December 31, 1996. Stock options available for grant totaled 1,338,825 shares at December 31, 1998, 1,375,650 shares at December 31, 1997 and 1,981,800 shares at December 31, 1996.

13       RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS
--------------------------------------------------------------------------------

         Rental  expense was $3,517 in 1998,  $2,746 in 1997 and $2,760 in 1996.
Rental commitments under all noncancelable operating leases as of December 31, 1998, are as follows:

 1999                      $ 1,955
 2000                        1,880
 2001                        1,871
 2002                        1,407
 2003                          641
 Remainder                     162
-----------------------------------
   Total                   $ 7,916
-----------------------------------

         Contractual obligations for plant construction and purchases of real property and equipment amounted to $9,512 at December 31, 1998 and $4,452 at December 31, 1997.

14       RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------

         We have  noncontributory  and  contributory  defined benefit  (pension)
plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant's years of service and compensation or using the participant's years of service and a dollar amount. Pension plan assets consist principally of domestic and international common stocks and domestic and international government and corporate obligations. In addition to providing pension benefits, we provide postretirement life insurance and health care benefits for certain groups of employees. Tredegar and retirees share in the cost of postretirement health care benefits, with employees retiring after July 1, 1993, receiving a fixed subsidy to cover a portion of their health care premiums.

         Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                               Other Post-
                                                                   Pension Benefits        Retirement Benefits
                                                                  1998     1997     1996    1998    1997   1996
----------------------------------------------------------------------------------------------------------------

 Weighted-average assumptions:
     Discount rate, end of year                                  6.75%    7.25%    7.50%   6.75%   7.25%  7.50%
     Rate of compensation increases,
       end of year                                               5.00%    5.00%    5.00%   5.00%   5.00%  5.00%
     Expected long-term return on plan assets,
       during the year                                           9.00%    9.00%    9.00%     n/a     n/a    n/a

 Rate of increase in per-capita cost of
     covered health care benefits:
     Indemnity plans, end of year                                  n/a      n/a      n/a   9.00%  10.00% 11.00%
     Managed care plans, end of year                               n/a      n/a      n/a   7.40%   8.10%  8.90%

 Components of net periodic benefit income (cost):
     Service cost                                              $(2,725) $(2,235) $(2,116)  $(137)  $(113) $(117)
     Interest cost                                              (8,960)  (8,002)  (7,631)   (494)   (467)  (448)
     Expected return on plan assets                             15,684   13,395   12,324       -       -      -
     Amortization of:
       Net transition asset                                        899      899    1,251       -       -      -
       Prior service costs and gains or losses                    (393)    (578)    (782)     57      76    101
----------------------------------------------------------------------------------------------------------------
     Net periodic benefit income (cost)                         $4,505   $3,479   $3,046   $(574)  $(504) $(464)
----------------------------------------------------------------------------------------------------------------

           The following tables reconcile the changes in benefit obligations and plan assets in 1998 and 1997, and reconcile the funded status to prepaid or accrued cost at December 31, 1998 and 1997:

--------------------------------------------------------------------------------------------------------------
                                                                                             Other Post-
                                                                    Pension Benefits     Retirement Benefits
                                                                        1998       1997       1998       1997
--------------------------------------------------------------------------------------------------------------
 Change in benefit obligation:
     Benefit obligation, beginning of year                          $117,864  $ 108,895    $ 6,543    $ 6,305
     Acquisition                                                       8,614          -        355          -
     Service cost                                                      2,725      2,235        137        113
     Interest cost                                                     8,960      8,002        494        467
     Plan amendments                                                   1,245        179          -          -
     Effect of discount rate change                                    9,000      3,912        426        179
     Employee contributions                                              295          -          -          -
     Other                                                               470         88         71         33
     Benefits paid                                                    (6,877)    (5,447)      (384)      (554)
--------------------------------------------------------------------------------------------------------------
     Benefit obligation, end of year                                $142,296  $ 117,864    $ 7,642    $ 6,543
--------------------------------------------------------------------------------------------------------------

 Change in plan assets:
     Plan assets at fair value,
       beginning of year                                            $191,922  $ 166,582        $ -        $ -
     Acquisition                                                      11,908          -          -          -
     Actual return on plan assets                                     24,065     30,338          -          -
     Employee contributions                                              295          -          -          -
     Employer contributions                                              505        449        384        554
     Benefits paid                                                    (6,877)    (5,447)      (384)      (554)
--------------------------------------------------------------------------------------------------------------
     Plan assets at fair value, end of year                         $221,818  $ 191,922        $ -        $ -
--------------------------------------------------------------------------------------------------------------

 Reconciliation of prepaid (accrued) cost:
     Funded status of the plans                                     $ 79,522   $ 74,058   $ (7,642)  $ (6,543)
     Unrecognized net transition
       (asset) obligation                                             (1,178)    (2,077)         -          -
     Unrecognized prior service cost                                   3,567      3,084          -          -
     Unrecognized net (gain) loss                                    (43,039)   (44,253)      (448)    (1,029)
--------------------------------------------------------------------------------------------------------------
     Prepaid (accrued) cost, end of year                            $ 38,872   $ 30,812   $ (8,090)  $ (7,572)
--------------------------------------------------------------------------------------------------------------

         Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

         The rates for the per-capita cost of covered health care benefits were assumed to decrease gradually to 6% for the indemnity plan and 5% for the managed care plan in 2002, and remain at that level thereafter. At December 31, 1998, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

         Prepaid pension cost of $38,872 at December 31, 1998, and $30,812 at December 31, 1997, is included in "Other assets and deferred charges" in the consolidated balance sheets. Accrued postretirement benefit cost of $8,090 at December 31, 1998, and $7,572 at December 31, 1997, is included in "Other noncurrent liabilities" in the consolidated balance sheets.

         We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1,931 at December 31, 1998, and $889 at December 31, 1997, and pension expense recognized averaged $150 annually from 1996-1998. This information has been included in the preceding pension benefit tables.

15       SAVINGS PLAN
--------------------------------------------------------------------------------

         We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match (generally 50%) a portion of the employee's contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,255 in 1998, $2,564 in 1997 and $2,348 in 1996. Our liability under the restoration plan was $1,887 at December 31, 1998 (consisting of 83,862 phantom shares of our common stock) and $1,974 at December 31, 1997 (consisting of 89,898 phantom shares of our common stock), valued at the closing market price on that date.

         The Tredegar Industries, Inc. Benefits Plan Trust (the "Trust") purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. The cost of the shares held by the Trust is shown as a reduction to shareholders' equity in the consolidated balance sheets.

16       INCOME TAXES
--------------------------------------------------------------------------------

         Income from continuing operations before income taxes and income taxes are as follows:


---------------------------------------------------------------------------------------------------
                                                                        1998       1997       1996
---------------------------------------------------------------------------------------------------
 Income from continuing operations
     before income taxes:
     Domestic                                                       $ 83,882   $ 84,356   $ 63,612
     Foreign                                                          11,328      5,810      5,383
---------------------------------------------------------------------------------------------------
       Total                                                        $ 95,210   $ 90,166   $ 68,995
---------------------------------------------------------------------------------------------------

 Current income taxes:
     Federal                                                        $ 23,824   $ 22,769   $ 17,916
     State                                                             1,803      3,700      2,608
     Foreign                                                           4,996      1,910      1,665
---------------------------------------------------------------------------------------------------
       Total                                                          30,623     28,379     22,189
---------------------------------------------------------------------------------------------------
 Deferred income taxes:
     Federal                                                             692      2,576      1,105
     State                                                               147        310          2
     Foreign                                                            (408)       455        664
---------------------------------------------------------------------------------------------------
       Total                                                             431      3,341      1,771
---------------------------------------------------------------------------------------------------
       Total income taxes                                           $ 31,054   $ 31,720   $ 23,960
---------------------------------------------------------------------------------------------------

         The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

---------------------------------------------------------------------------------------
                                                             Percent of Income
                                                            Before Income Taxes
                                                     ----------------------------------
                                                            1998       1997       1996
---------------------------------------------------------------------------------------
 Income tax expense at federal statutory rate               35.0       35.0       35.0
 State taxes, net of federal income tax benefit              1.3        2.9        2.5
 Excess of income tax basis over financial
     reporting basis for APPX Software
     (see Note 17)                                          (2.4)         -          -
 Foreign Sales Corporation                                  (1.1)      (1.1)      (1.6)
 Research and development tax credit                         (.3)       (.3)       (.3)
 Tax-exempt interest income                                  (.2)      (1.1)       (.9)
 Goodwill amortization                                        .1          -         .1
 Other items, net                                             .2        (.2)       (.1)
---------------------------------------------------------------------------------------
     Effective income tax rate                              32.6       35.2       34.7
---------------------------------------------------------------------------------------

           Deferred income taxes result from temporary differences between financial and income tax reporting of various items. The source of these differences and the tax effects for continuing operations are as follows:


-------------------------------------------------------------------------------
                                                    1998       1997       1996
-------------------------------------------------------------------------------
 Employee benefits                               $ 1,617    $ 1,912    $ 2,591
 Plant shutdowns, divestitures and
     environmental accruals                          497       (459)       409
 Depreciation                                         72        553     (2,179)
 Tax benefit on NOL carryforwards of
     certain foreign subsidiaries                   (755)      (310)         -
 Allowance for doubtful accounts
     and sales returns                              (130)       868        699
 Other items, net                                   (870)       777        251
-------------------------------------------------------------------------------
     Total                                         $ 431    $ 3,341    $ 1,771
-------------------------------------------------------------------------------

         Deferred tax liabilities and deferred tax assets at December 31, 1998 and 1997, are as follows:

----------------------------------------------------------------------------------
December 31                                                       1998       1997
----------------------------------------------------------------------------------
 Deferred tax liabilities:
     Depreciation                                             $ 17,548    $ 8,773
     Pensions                                                   14,556     11,824
     Unrealized gain on available-for-sale securities              775      2,824
     UMWA Fund liability (see Note 19)                               -      1,120
     Other                                                         265        531
----------------------------------------------------------------------------------
       Total deferred tax liabilities                           33,144     25,072
----------------------------------------------------------------------------------
 Deferred tax assets:
     Employee benefits                                           9,156      8,534
     Deductible tax goodwill in excess of book goodwill          2,073          -
     Foreign currency translation adjustment                     1,356         20
     Inventory                                                   1,233      1,281
     Tax benefit on NOL carryforwards of certain
       foreign subsidiaries                                      1,065        310
     Allowance for doubtful accounts and sales returns             568        438
     Environmental accruals                                        119        170
     Plant shutdowns and divestitures                               75        417
     Other                                                       1,347        516
----------------------------------------------------------------------------------
       Total deferred tax assets                                16,992     11,686
----------------------------------------------------------------------------------
 Net deferred tax liability                                   $ 16,152   $ 13,386
----------------------------------------------------------------------------------

 Included in the balance sheet:
     Noncurrent deferred tax liabilities in excess of assets  $ 24,914   $ 22,108
     Current deferred tax assets in excess of liabilities        8,762      8,722
----------------------------------------------------------------------------------
       Net deferred tax liability                             $ 16,152   $ 13,386
----------------------------------------------------------------------------------

17       UNUSUAL ITEMS
--------------------------------------------------------------------------------

         In 1998, unusual income (net) totaling $101 ($2,341 after income tax benefits) included:

- A fourth-quarter charge of $664 ($425 after taxes) related to the shutdown of the powder-coat paint line at the aluminum extrusion facility in Newnan, Georgia
- A first-quarter gain of $765 ($2,766 after tax benefits)on the sale of APPX Software on January 16, 1998

         Income taxes for continuing operations includes a tax benefit of $2,001 related to the sale of APPX Software, reflecting a tax benefit for the excess of its income tax basis over its financial reporting basis.

         In 1997, unusual income included a gain of $2,250 (net of transaction costs of $250 and $1,440 after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products (see Note 19).

         In 1996, unusual income (net) totaling $11,427 ($8,479 after income taxes) included:

- A third-quarter gain of $1,968 ($1,215 after taxes) on the sale of a former plastic films manufacturing site in Fremont, California
- A third-quarter charge of $1,288 ($795 after taxes) related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films
- A first-quarter gain of $19,893 ($13,725 after taxes) on the sale of Molded Products (see Note 19)
- A first-quarter charge of $9,146 ($5,666 after taxes) related to the loss on the divestiture of Brudi (see Note 19)

18       CONTINGENCIES
--------------------------------------------------------------------------------

         We are involved in various stages of investigation and cleanup relating to environmental matters at certain plant locations. Where we have determined the nature and scope of any required environmental cleanup activity, estimates of cleanup costs have been obtained and accrued. As we continue efforts to assure compliance with environmental laws and regulations, additional contingencies may be identified. If additional contingencies are identified, our practice is to determine the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. While it is not possible to predict the course of ongoing environmental compliance activities, we do not believe that additional costs that could arise from those activities will have a material adverse effect on our financial position. However, those costs could have a material adverse effect on quarterly or annual operating results at that time.

         We are involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsels' evaluation of these actions, we believe that we have sufficiently accrued for possible losses and that the actions will not have a material adverse effect on our financial position. However, the resolution of the actions in a future period could have a material adverse effect on quarterly or annual operating results at that time.

19       DIVESTED AND DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

         On August 16, 1994, the Elk Horn Coal Corporation ("Elk Horn"), our former 97% owned coal subsidiary, was acquired by Pen Holdings, Inc. In accor-dance with applicable accounting pronouncements, a $6,194 charge ($3,964 after income tax benefits) was recognized as a reduction to the gain on the disposal of Elk Horn for the estimated present value of the portion of the unfunded obligation under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") assumed by us in the divestiture transaction. Under the Act, former employers were responsible for a portion of the funding of medical and death benefits of certain retired miners and dependents of the United Mine Workers of America ("UMWA"). The remaining accrued obligation under the Act was $5,300 at December 31, 1997, and was reflected in our consolidated balance sheet in
"Other   noncurrent liabilities."

         We were relieved of any liability under the Act as the result of a 1998 Supreme Court ruling. Accordingly, in 1998 we recognized:

- A third-quarter gain of $5,300 ($3,421 after taxes) for the reversal of the remaining accrued obligation established to cover future payments to the UMWA Combined Benefit Fund (the "UMWA Fund")
- A fourth-quarter gain of $2,019 ($1,292 after taxes) for the reimbursement of payments made by us to the UMWA Fund

         These  gains  were  reported  net  of  income  taxes  in   discontinued
operations consistent with the treatment of Elk Horn when sold.

         During the first quarter of 1998, we sold all of the outstanding capital stock of APPX Software (see Note 17).

         On March 29, 1996, we sold all of the outstanding capital stock of our injection molding subsidiary, Tredegar Molded Products Company, including Polestar Plastics Manufacturing Company (together "Molded Products"), to Precise Technology, Inc. ("Precise") for cash consideration of $57,500 ($53,973 after transaction costs). In addition, we received unregistered cumulative preferred stock of Precise with a face amount of $2,500, which was fully redeemed in 1997 (see Note 17). We assigned no value to the preferred stock in 1996 due to the uncertainty of redemption at that time.

         During the second quarter of 1996, we completed the sale of Brudi, Inc. and its subsidiaries (together "Brudi") for cash consideration of $18,066 ($17,625 after transaction costs).

         Tredegar recognized a gain of $19,893 ($13,725 after income taxes) on the sale of Molded Products in the first quarter of 1996. The gain was partially offset by a first-quarter charge of $9,146 ($5,666 after income tax benefits) related to the loss on the divestiture of Brudi. The Molded Products gain included a gain of $2,039 ($1,243 after income taxes) on the curtailment of participation by Molded Products employees in our benefit plans. The Brudi charge included a loss accrued of $1,000 ($640 after income tax benefits) for remaining payments under a noncompetition and secrecy agreement entered into when we acquired Brudi on April 1, 1991.


------------------------------------------------------------------------------------------------------
                                                     First    Second      Third     Fourth
                                                   Quarter   Quarter    Quarter    Quarter       Year
------------------------------------------------------------------------------------------------------
 1998
------------------------------------------------------------------------------------------------------
 Net sales                                        $156,660  $169,946   $186,638   $186,552   $699,796
 Gross profit                                       33,564    35,471     38,329     39,043    146,407
 Operating profit before unusual items              23,656    24,898     25,075     25,364     98,993
 Income from continuing operations                  17,296    15,161     15,960     15,739     64,156
 Income from discontinued operations                     -         -      3,421      1,292      4,713
------------------------------------------------------------------------------------------------------
 Net income *                                       17,296    15,161     19,381     17,031     68,869
 Earnings per share:*
     Basic:
       Continuing operations                           .48       .42        .44        .43       1.77
       Discontinued operations                           -         -        .09        .04        .13
------------------------------------------------------------------------------------------------------
       Net income                                      .48       .42        .53        .47       1.90
     Diluted:
       Continuing operations                           .44       .39        .41        .41       1.66
       Discontinued operations                           -         -        .09        .03        .12
------------------------------------------------------------------------------------------------------
       Net income                                      .44       .39        .50        .44       1.78
 Shares used to compute earnings per share:
     Basic                                          36,396    35,904     36,351     36,528     36,286
     Diluted                                        39,000    38,557     38,582     38,577     38,670

------------------------------------------------------------------------------------------------------
 1997
------------------------------------------------------------------------------------------------------
 Net sales                                        $133,345  $144,969   $155,058   $147,632   $581,004
 Gross profit                                       26,385    30,674     32,655     33,344    123,058
 Operating profit before unusual items              17,848    24,571     25,174     24,897     92,490
 Net income *                                       10,954    16,347     15,137     16,008     58,446
 Earnings per share:*
     Basic                                             .30       .44        .41        .43       1.59
     Diluted                                           .28       .42        .38        .40       1.48
 Shares used to compute earnings per share:
     Basic                                          36,729    36,789     36,918     37,014     36,861
     Diluted                                        39,534    39,387     39,762     39,780     39,534
------------------------------------------------------------------------------------------------------

 * Quarterly net income and diluted earnings per share from continuing operations, adjusted for unusual items and technology-related net investment gains affecting the comparability of operating results between quarters, are presented below:

        ----------------------------------------------------------------------------------------------
         Continuing Operations Excluding Unusual
         Items and Technology-Related Net            First    Second      Third     Fourth
         Investment Gains                          Quarter   Quarter    Quarter    Quarter       Year
        ----------------------------------------------------------------------------------------------
         1998
         Net income                                $14,098   $14,490    $16,355    $16,478    $61,421
         Diluted earnings per share                    .36       .37        .42        .43       1.59
        ----------------------------------------------------------------------------------------------
         1997
         Net income                                 $9,748   $12,044    $13,020    $13,313    $48,124
         Diluted earnings per share                    .25       .31        .33        .33       1.22
        ----------------------------------------------------------------------------------------------

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TREDEGAR INDUSTRIES, INC.
                                        (Registrant)

Dated:  January 29, 1999                By   /s/ John D. Gottwald
                                           ---------------------------------
                                                   John D. Gottwald
                                                       President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1999.

                   Signature                        Title

/s/  John D. Gottwald
-------------------------------------     President and Director
     (John D. Gottwald)                   (Principal Executive Officer)

/s/  N. A. Scher
-------------------------------------     Executive Vice President and Director
     (Norman A. Scher)                    (Principal Financial Officer)

/s/  D. Andrew Edwards                    Vice President, Treasurer
-------------------------------------     and Controller
     (D. Andrew Edwards)                  (Principal Accounting Officer)

/s/  Austin Brockenbrough, III            Director
-------------------------------------
      (Austin Brockenbrough, III)

/s/  Phyllis Cothran                      Director
-------------------------------------
     (Phyllis Cothran)

/s/  R. W. Goodrum                        Director
-------------------------------------
     (Richard W. Goodrum)

/s/  Floyd D. Gottwald, Jr.               Director
-------------------------------------
     (Floyd D. Gottwald, Jr.)

/s/  William M. Gottwald                  Director
-------------------------------------
     (William M. Gottwald)

/s/  Andre B. Lacy                        Director
-------------------------------------
     (Andre B. Lacy)

/s/  Richard L. Morrill                   Director
-------------------------------------
     (Richard L. Morrill)

/s/  Emmett J. Rice                       Director
-------------------------------------
     (Emmett J. Rice)

/s/  Thomas G. Slater, Jr.                Director
-------------------------------------
     (Thomas G. Slater, Jr.)

                                  EXHIBIT INDEX

3.1         Amended and Restated Articles of Incorporation of Tredegar (filed as
            Exhibit 3.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference)

3.2 Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2 Rights Agreement dated as of June 15, 1989, between Tredegar and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.), as Rights Agent (filed as Exhibit 4.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2.1 Amendment and Substitution Agreement (Rights Agreement) dated as of July 1, 1992, by and among Tredegar, NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) and American Stock Transfer & Trust Company (filed as Exhibit 4.2.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference)

4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as
            Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.3.2 First Amendment to Loan Agreement dated as of October 31, 1997 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4.3.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

4.4 Revolving Credit Facility Agreement dated as of July 9, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

4.4.1 First Amendment to Revolving Credit Facility Agreement dated as of October 31, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.4.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.5 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.5.1      Amendment  to  the  Tredegar   1989  Incentive  Stock  Option  Plan
             (filed herewith)

*10.6 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.7 Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.7.1 Amendment to the Tredegar 1992 Omnibus Incentive Plan (filed herewith)

*10.8 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.8.1 Amendment to the Tredegar Retirement Benefit Restoration Plan (filed herewith)

*10.9 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.10      Tredegar  Industries,  Inc.  1996  Incentive  Plan (filed as Exhibit
            10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

*10.10.1    Amendment to the Tredegar 1996 Incentive Plan (filed herewith)

*10.11 Consulting Agreement made as of March 31, 1996 between Tredegar and Richard W. Goodrum (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

*10.11.1 First Amendment to Consulting Agreement made as of July 1, 1997 between Tredegar and Richard W. Goodrum (filed as Exhibit 10.14.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

*10.12      Tredegar Industries, Inc. Directors' Stock Plan (filed herewith)

21          Subsidiaries of Tredegar

23.1        Consent of Independent Accountants

27          Financial Data Schedule

* The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.