Form 10-Q
period 1999-03-31
TREDEGAR INDUSTRIES INC
filed 1999-05-13
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended March 31, 1999

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the transition period from                         to
                                ---------------------       --------------------

                         Commission file number 1-10258

                            Tredegar Industries, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Virginia                                  54-1497771
---------------------------------------------      -----------------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
               or Organization)                           Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                             23225
-------------------------------------------------   ----------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
      -----       -----

        The number of shares of Common Stock, no par value, outstanding as of April 30, 1999: 36,858,980.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            Tredegar Industries, Inc.
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                                 March 31,      Dec. 31,
                                                                   1999           1998
                                                              -------------- -------------
Assets
Current assets:
     Cash and cash equivalents                                     $ 27,991      $ 25,409
     Accounts and notes receivable                                   95,509        94,341
     Inventories                                                     33,670        34,276
     Deferred income taxes                                            8,800         8,762
     Prepaid expenses and other                                       2,914         3,536
                                                              -------------- -------------
        Total current assets                                        168,884       166,324
                                                              -------------- -------------
Property, plant and equipment, at cost                              366,655       356,411
Less accumulated depreciation and amortization                      205,633       200,380
                                                              -------------- -------------
        Net property, plant and equipment                           161,022       156,031
                                                              -------------- -------------
Venture capital investments                                          73,311        60,024
Other assets and deferred charges                                    43,689        41,886
Goodwill and other intangibles                                       32,828        32,913
                                                              -------------- -------------
        Total assets                                              $ 479,734     $ 457,178
                                                              ============== =============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                              $ 48,673      $ 47,551
     Accrued expenses                                                39,786        41,071
     Income taxes payable                                             7,100           243
                                                              -------------- -------------
        Total current liabilities                                    95,559        88,865
Long-term debt                                                       25,000        25,000
Deferred income taxes                                                26,016        24,914
Other noncurrent liabilities                                          8,121         8,104
                                                              -------------- -------------
        Total liabilities                                           154,696       146,883
                                                              -------------- -------------
Shareholders' equity:
     Common stock, no par value                                      96,763        95,893
     Common stock held in trust for savings
        restoration plan                                             (1,212)       (1,212)
     Unrealized gain on available-for-sale securities                 1,311         1,376
     Foreign currency translation adjustment                         (2,423)       (2,519)
     Retained earnings                                              230,599       216,757
                                                              -------------- -------------
        Total shareholders' equity                                  325,038       310,295
                                                              -------------- -------------
        Total liabilities and shareholders' equity                $ 479,734     $ 457,178
                                                              ============== =============

                 See accompanying notes to financial statements.

                            Tredegar Industries, Inc.
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                   First Quarter
                                                   Ended March 31
                                            ----------------------------
                                                 1999          1998
                                            -------------- -------------
Revenues:
     Net sales                                  $ 179,541     $ 156,660
     Other income (expense), net                      259         1,390
                                            -------------- -------------
        Total                                     179,800       158,050
                                            -------------- -------------

Costs and expenses:
     Cost of goods sold                           140,326       123,096
     Selling, general and administrative           11,373         8,840
     Research and development                       4,097         3,347
     Interest                                         289           394
     Unusual items                                      -          (765)
                                            -------------- -------------
        Total                                     156,085       134,912
                                            -------------- -------------
Income before income taxes                         23,715        23,138
Income taxes                                        8,417         5,842
                                            -------------- -------------

Net income                                       $ 15,298      $ 17,296
                                            ============== =============

Earnings per share:
     Basic                                          $ .42         $ .48
     Diluted                                          .39           .44

Shares used to compute earnings per share:
     Basic                                         36,724        36,396
     Diluted                                       38,800        39,000

Dividends per share                                 $ .04         $ .03

                 See accompanying notes to financial statements.

                            Tredegar Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                  First Quarter
                                                                 Ended March 31
                                                          ----------------------------
                                                               1999          1998
                                                          -------------- -------------
Cash flows from operating activities:
     Net income                                                $ 15,298      $ 17,296
     Adjustments for noncash items:
        Depreciation                                              5,754         4,856
        Amortization of intangibles                                  87             8
        Deferred income taxes                                      (156)          (84)
        Accrued pension income and postretirement
           benefits                                                (919)         (887)
        Gain on sale of venture capital investments                (168)         (676)
        Gain on divestitures                                          -          (765)
     Changes in assets and  liabilities,  net of effects from  acquisitions  and divestitures:
        Accounts and notes receivable                              (639)       (7,945)
        Inventories                                                 980        (2,239)
        Income taxes recoverable                                      -           294
        Prepaid expenses and other                                  650           905
        Accounts payable                                            677         6,357
        Accrued expenses and income taxes payable                 5,716           (19)
     Other, net                                                    (766)          215
                                                          -------------- -------------
        Net cash provided by operating activities                26,514        17,316
                                                          -------------- -------------
Cash flows from investing activities:
     Capital expenditures                                       (10,075)       (5,704)
     Acquisitions                                                     -       (29,093)
     Investments                                                (15,410)       (6,351)
     Proceeds from the sale of investments                        2,189           972
     Proceeds from property disposals and divestitures               52           690
     Other, net                                                    (102)          362
                                                          -------------- -------------

        Net cash used in investing activities                   (23,346)      (39,124)
                                                          -------------- -------------
Cash flows from financing activities:
     Dividends paid                                              (1,456)       (1,074)
     Repurchases of Tredegar common stock                             -       (32,977)
     Proceeds from exercise of stock options                        870           869
                                                          -------------- -------------
        Net cash used in financing activities                      (586)      (33,182)
                                                          -------------- -------------
Increase (decrease) in cash and cash equivalents                  2,582       (54,990)
Cash and cash equivalents at beginning of period                 25,409       120,065
                                                          -------------- -------------
Cash and cash equivalents at end of period                     $ 27,991      $ 65,075
                                                         =============== =============

                 See accompanying notes to financial statements.

                            TREDEGAR INDUSTRIES, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Industries, Inc. and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 1999, and the consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

2. On April 23, 1999, we signed an agreement with Exxon Chemical Company, a division of Exxon Corporation, to acquire the assets of Exxon's plastic film business. The proposed acquisition, which is subject to various conditions, is expected to close by the end of May. The pending acquisition includes plants in Lake Zurich, Illinois and Pottsville, Pennsylvania, that manufacture films used primarily in packaging, personal hygiene and medical markets. Tredegar's film division is a major global producer of plastic films used in diapers and feminine hygiene products as well as a variety of other packaging, medical, industrial and agricultural markets. We expect to file a Current Report on Form 8-K on the acquisition within 15 days after completion of the transaction.

                  On April 8, 1999, we acquired the assets of Therics, Inc., for $13.4 million. Therics is developing a new microfabrication technology that has potential applications in drug delivery and a variety of other medical markets. The company's primary focus is on commercializing its TheriForm(TM) technology, a novel process for manufacturing tablets, capsules and implantables with drug release profiles that are expected to provide therapeutic advantages over currently available products. Before the acquisition, Tredegar owned approximately 19 percent of Therics. Therics employs 43 people and will become part of our Technology Group, which already includes Molecumetics, our drug discovery subsidiary, and Tredegar Investments, our venture capital subsidiary. We plan to recognize a nonrecurring charge in the second quarter related to the write-off of in-process research and development acquired. The amount of the charge is being determined through an independent, third-party analysis. In 1998, Therics had an operating loss of $8.1 million. Over the next 12 months, we expect Therics to generate an operating loss before depreciation and amortization of about $5.5 million (nine cents per share after taxes). Depreciation and amortization over the next 12 months is not expected to exceed $2.3 million (four cents per share after taxes), but cannot be determined until the amount of the nonrecurring charge for in-process research and development is known.

3. The carrying value of venture capital investments was $73.3 million ($75.8 million cost basis) at March 31, 1999, and $60 million ($60.6 million cost basis) at December 31, 1998. The excess of the cost basis over the carrying value is related to the writedown of certain investments, partially offset by available-for-sale securities stated at their closing market price, with unrealized holding gains excluded from earnings and reported net of deferred income taxes in shareholders equity until realized. The estimated fair value of venture capital investments was $85.8 million at March 31, 1999, and $70.8 million at December 31, 1998. The venture capital portfolio is comprised of investments in private venture capital fund limited partnerships and early-stage technology companies with an overall weighted average age of 1.6 years. Most liquidation opportunities are not expected for several years and will depend on many factors, including market conditions.

4. Comprehensive income, defined as net income and other comprehensive income, was $15.3 million for the first quarter of 1999 and $16 million for the first quarter of 1998. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5. The components of inventories are as follows:

                                                      (In Thousands)

                                               March 31            Dec. 31
                                                 1999               1998
                                             --------------     --------------
         Finished goods                             $5,121             $4,805
         Work-in-process                             3,398              3,751
         Raw materials                              17,219             17,690
         Stores, supplies and other                  7,932              8,030
                                             --------------     --------------
             Total                                 $33,670            $34,276
                                             --------------     --------------


6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:
                                                     (In Thousands)

                                                     First Quarter
                                                    Ended March 31
                                           -------------------------------
                                               1999              1998
                                           --------------   --------------
Weighted average shares outstanding used
     to compute basic earnings per share           36,724           36,396
Incremental shares issuable upon the
     assumed exercise of stock options              2,076            2,604
                                           --------------   --------------
Shares used to compute diluted earnings
     per share                                     38,800           39,000
                                           --------------   --------------

                  Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

7.       The  Financial  Accounting  Standards  Board has issued a new  standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               First Quarter 1999 Compared with First Quarter 1998

         Net income for the first quarter of 1999 was $15.3 million or 39 cents per share, versus year-ago earnings of $17.3 million or 44 cents per share (all per share amounts in this analysis are expressed on a diluted basis). Results for the first quarter of last year include a nonrecurring after-tax gain of $2.8 million (seven cents per share) related to the divestiture of APPX Software. Earnings from manufacturing operations were $16.1 million or 41 cents per share, up from $14.7 million or 38 cents per share in 1998. Results are summarized below:

                                               (In Thousands Except Per-Share Amounts)

                                                      First Quarter           Last 12
                                                      Ended March 31          Months
                                                -------------------------
                                                   1999          1998         3/31/99
                                                ----------   ------------   -----------
Net sales                                        $ 179,541      $ 156,660     $ 722,677

Net income:
     Manufacturing operations                     $ 16,095       $ 14,688      $ 65,344
     Technology:
        Operating companies                           (547)          (590)       (2,473)
        Venture capital investments                   (250)           432          (288)
     Unusual items                                       -          2,766          (425)
     Discontinued operations                             -              -         4,713
                                                ----------- -------------- -------------
        Total                                     $ 15,298       $ 17,296      $ 66,871
                                                =========== ============== =============

Diluted earnings per share:
     Manufacturing operations                        $ .41          $ .38        $ 1.69
     Technology:
        Operating companies                           (.01)          (.02)         (.06)
        Venture capital investments                   (.01)           .01          (.01)
     Unusual items                                       -            .07          (.01)
     Discontinued operations                             -              -           .12
                                                ----------- -------------- -------------
        Total                                        $ .39          $ .44        $ 1.73
                                                =========== ============== =============

EBITDA                                            $ 29,905       $ 25,840     $ 120,042
     As a % of net sales                             16.7%          16.5%         16.6%
Consolidated pro forma information for 1998 acquisitions in Aluminum  Extrusions as if they had occurred at the beginning of 1998:
     Net sales                                     179,541        185,333       739,803
     EBITDA                                         29,905         27,033       121,610
        As a % of pro forma net sales                16.7%          14.6%         16.4%
     Manufacturing operations:
        Net income                                  16,095         14,539        65,783
        Diluted earnings per share                     .41            .37          1.70

         The improved earnings from manufacturing operations were driven by continued volume growth and acquisitions in our aluminum extrusions business, where profits were up 58%. Four of our eight aluminum plants have been acquired since January 1998. The profit growth in aluminum more than offset lower results in plastic films, where profits were down 12%. On April 23, 1999, we signed an agreement with Exxon Chemical Company, a division of Exxon Corporation, to acquire the assets of Exxon's plastic film business (see Note 2 on page 5).

         This year's first-quarter results from technology operating companies (an after-tax loss of $547,000 or one cent per share) include losses at our Molecumetics drug discovery subsidiary. Beginning in the second quarter, results from our Therics drug delivery subsidiary will also be included this segment. Tredegar acquired Therics on April 8 of this year (see Note 2 on page 5).

         First-quarter results for 1999 also include a net after-tax loss of $250,000 (one cent per share) related to venture capital investment activities. Last year's earnings include a net after-tax gain of $432,000 (one cent per share) related to venture capital investments. For more information on venture capital investments, see Note 3 on page 5.

         First-quarter 1999 net sales decreased by 3.1% versus first-quarter 1998 pro forma net sales (net sales assuming the aluminum extrusion acquisitions in 1998 occurred at the beginning of that year) due to lower selling prices, partially offset by higher volume in Aluminum Extrusions. Lower selling prices reflect a decline in plastic resin and aluminum ingot costs. In addition, favorable economic conditions and minimal seasonal slowdown drove higher aluminum volume. Overall volume in Film Products was flat.

         The consolidated gross profit margin during the first quarter of 1999 increased to 21.8% from 21.4% in 1998 due primarily to higher margins in Aluminum Extrusions.

         Selling, general and administrative (SG&A) expenses in the first quarter of 1999 were $11.4 million, up from $8.8 million in 1998 due primarily to acquisitions and higher spending on new products in Film Products. As a percentage of sales, SG&A expenses increased to 6.3% in 1999 compared with 5.6% in 1998.

         Research and development expenses increased by $750,000 or 22% due to higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the first quarter of 1999 by $790,000 to $325,000 due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page 12). The average tax-equivalent yield earned on cash equivalents was approximately 4.9% in 1999 and 5.6% in 1998. Interest expense decreased by $105,000 during the period due primarily to lower average debt outstanding.

         The effective tax rate excluding unusual items increased to 35.5% in the first quarter of 1999 from 35.1% in the first quarter of 1998 due to lower tax exempt income.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the first quarter ended March 31, 1999 and 1998.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                      First Quarter
                                                     Ended March 31
                                           -------------------------------
                                                1999             1998
                                           ---------------- --------------
Film Products                                     $ 67,752       $ 74,796
Fiberlux                                             2,260          2,613
Aluminum Extrusions                                107,684         77,722
Technology:
     Molecumetics                                    1,845          1,500
     Other                                               -             29
                                            --------------- --------------
     Total net sales                             $ 179,541      $ 156,660
                                            =============== ==============

                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                             First Quarter
                                            Ended March 31
                                     -----------------------------
                                          1999           1998
                                     -------------- --------------
Film Products                             $ 13,204       $ 14,934
Fiberlux                                       (88)           183
Aluminum Extrusions                         13,846          8,785
Technology:
     Molecumetics                             (854)          (494)
     Venture capital investments              (391)           676
     Other                                       -           (428)
     Unusual items                               -            765
                                     -------------- --------------
        Total technology                    (1,245)           519
                                     -------------- --------------
Total operating profit                      25,717         24,421
Interest income                                325          1,115
Interest expense                               289            394
Corporate expenses, net                      2,038          2,004
                                     -------------- --------------
Income before income taxes                  23,715         23,138
Income taxes                                 8,417          5,842
                                     -------------- --------------
Net income                                $ 15,298       $ 17,296
                                     ============== ==============

         See Note 2 on page 5 regarding our pending acquisition of Exxon's plastic film business.

         Sales in Film Products declined during the first quarter of 1999 due primarily to lower selling prices reflecting lower plastic resin costs. Operating profit declined 12% due to:

     -        Customer product changeovers
     -        Higher spending on new products
     -        Start-up costs related to a new plant in Hungary ($607,000)
     -        Weakness in Latin American markets (profits down almost $250,000)

         These unfavorable items were partially offset by higher profits from the sale of new breathable films for diapers and higher profits related to Asia (up $457,000).

         Selected historical and pro forma results for Aluminum Extrusions are summarized below (pro forma results assume that the 1998 acquisitions in this segment occurred at the beginning of that year):

                               Aluminum Extrusions
             Selected Historical and Pro Forma Financial Information
                          First Quarter Ended March 31
                                 (In Thousands)
--------------------------------------------------------------------------------

                                  Historical                    Pro Forma
                      ------------------------------ ---------------------------
                              1999           1998           1999         1998
                           ----------      --------      ---------     ---------

Net sales                   $ 107,684      $ 77,722      $ 107,684     $ 106,395
Operating profit               13,846         8,785         13,846         9,219

         Sales in Aluminum Extrusions increased in the first quarter of 1999 due to acquisitions and higher volume from favorable economic conditions and minimal seasonal slowdown. Operating profit increased during the quarter due to higher volume, related lower unit conversion costs and acquisitions.

         Molecumetics operating losses increased by $360,000 during the quarter due to higher expenses relating to new contract research programs. See Note 2 on page 5 regarding our recent acquisition of the assets of Therics. Results in the Technology segment for 1998 include an unusual gain of $765,000 on the sale of APPX Software on January 16, 1998 ($2.8 million after income taxes, reflecting a tax benefit of $2 million related to the excess of its income tax basis over its financial reporting basis).

         Losses in the first quarter of 1999 from venture capital investment activities of $391,000 were comprised of operating expenses of $559,000, partially offset by realized net gains (gains net of losses and writedowns) of $168,000. The venture capital portfolio is comprised of investments in private venture capital fund limited partnerships and early-stage technology companies with an overall weighted average age of 1.6 years. Most liquidation opportunities are not expected for several years and will depend on many factors, including market conditions.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $479.7 million at March 31, 1999, from $457.2 million at December 31, 1998, due to higher venture capital investments and higher fixed assets from capital expenditures in excess of depreciation. Total liabilities increased to $154.7 million at March 31, 1999, from $146.9 million at December 31, 1998, due to higher income taxes payable.

         Net cash provided by operating activities in excess of capital expenditures and dividends increased to $15 million in the first quarter of 1999 from $10.5 million in 1998 due to favorable changes in working capital and improved operating results, partially offset by higher capital expenditures and higher dividends. Higher capital expenditures in Film Products are related to the new facility near Budapest, Hungary, and machinery and equipment purchased for the manufacture of new products (breathable and elastomeric films that are replacing conventional diaper backsheet and other diaper components in order to improve comfort and fit). The Hungary facility, which should be operational in mid-1999, will produce disposable films for hygiene products marketed in Eastern Europe. Higher capital expenditures in Aluminum Extrusions relate to the second phase of a modernization program at the plant in Newnan, Georgia (the first phase was completed in 1996).

         The reasons for the increase in cash and cash equivalents to $28 million at March 31, 1999, from $25.4 million at December 31, 1998, are summarized below:

                                                               (In Thousands)

                                                               First Quarter
                                                               Ended March 31
                                                        ----------------------------
                                                             1999          1998
                                                        -------------- -------------
Cash and cash equivalents, beginning of period               $ 25,409     $ 120,065
                                                        -------------- -------------
Cash provided by operating activities in excess of
     capital expenditures and dividends                        14,983        10,538
Proceeds from the exercise of stock options                       870           869
Acquisitions                                                        -       (29,093)
Repurchases of Tredegar common stock                                -       (32,977)
New venture capital investments, net of proceeds
     from disposals                                           (13,221)       (5,379)
Other, net                                                        (50)        1,052
                                                        -------------- -------------
Net increase (decrease) in cash and cash equivalents            2,582       (54,990)
                                                        -------------- -------------
Cash and cash equivalents, end of period                     $ 27,991      $ 65,075
                                                        ============== =============


         We expect to fund the acquisition of Exxon's film business with borrowings under our $275 million revolving credit facility (no amounts borrowed as of March 31, 1999). We are reviewing other long-term financing options that would maintain our available credit at around $275 million.

           Quantitative and Qualitative Disclosures About Market Risk

         Tredegar has exposure to the volatility of interest rates, polyethylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks.

         The expected acquisition of Exxon's film business will put Tredegar in a net debt position (debt in excess of cash and cash equivalents) for the first time in several years. We expect to use interest-rate swaps or other derivative instruments to fix the interest rate for several years on a portion of our new borrowings.

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned by geographic area for the first quarter of 1999 and 1998 are presented below:

                       Estimated % of Consolidated Pretax
                        Income Earned by Geographic Area*
                 ----------------------------------------------

                                            First Quarter
                                          Ended March 31
                                    ---------------------------
                                        1999           1998
                                    ------------   ------------
                 United States               63 %           66 %
                 Europe                      10             13
                 Latin America                7              9
                 Canada                      14              7
                 Asia                         6              5
                                    ------------   ------------
                 Total                      100 %          100 %
                                    ============   -===========

 * Based on consolidated pretax income from continuing operations excluding venture capital activities and unusual items.

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

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. Investments in non-public companies are illiquid and the investments in public companies are subject to the volatility of equity markets and technology stocks. See Note 3 on page 5 for more information.

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

         Our Year 2000 compliance efforts are focused on internal computer-based information systems, external electronic interfaces and communication equipment, shop floor machines and other manufacturing and research process control devices. Remediation of systems requiring changes was completed at the end of 1998, except for revisions to a small portion of certain software programs and the replacement of certain software for the four aluminum extrusion plants recently acquired in Canada. Remediation efforts for the exceptions have extended into 1999. Testing of systems began in mid-1998 and will continue through 1999. We do not believe contingency plans are necessary for internal systems at this time. We are also actively evaluating the Year 2000 capabilities of parties with whom we have key business relationships (suppliers, customers and banks, for example). Contingency plans will be developed for these relationships as needed. Work to fix the Year 2000 problem is being performed largely by internal personnel and we do not track those costs. The incremental costs associated with correcting the problem are not expected to have a material adverse effect on our operating results, financial condition or cash flows.

         The computer systems for Exxon's plastic film business are not Year 2000 compliant and the status will be disclosed at a later date.

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

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Tredegar Industries, Inc.
                                     (Registrant)



Date:         May 13, 1999             /s/ N. A. Scher
              -----------------      -------------------------------------------
                                     Norman A. Scher
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

Date:         May 13, 1999           /s/ D. Andrew Edwards
              ------------------     -------------------------------------------
                                     D. Andrew Edwards
                                     Vice President
                                     Treasurer and Controller
                                     (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.     Description

       27       Financial Data Schedule