Form 10-Q
period 1999-06-30
TREDEGAR CORP
filed 1999-08-13
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/     /           OF THE SECURITIES EXCHANGE ACT OF 1934
------


For the transition period from                   to
                                ---------------       -------------------

                         Commission file number 1-10258

                              Tredegar Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Virginia                                           54-1497771
---------------------------                      ----------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                           23225
--------------------------------------            --------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X      No
       -----       -----

         The number of shares of Common Stock, no par value, outstanding as of August 6, 1999: 37,206,569.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         Tredegar Corporation
                     Consolidated Balance Sheets
                            (In Thousands)
                             (Unaudited)

                                                  June 30,    Dec. 31,
                                                    1999        1998
                                                  ---------- ----------
Assets
Current assets:
    Cash and cash equivalents                      $ 19,867   $ 25,409
    Accounts and notes receivable                   109,696     94,341
    Inventories                                      46,090     34,276
    Income taxes recoverable                          1,219          -
    Deferred income taxes                             8,777      8,762
    Prepaid expenses and other                        1,782      3,536
                                                  ---------- ----------
       Total current assets                         187,431    166,324
                                                  ---------- ----------
Property, plant and equipment, at cost              452,247    356,411
Less accumulated depreciation and amortization      211,803    200,380
                                                  ---------- ----------
       Net property, plant and equipment            240,444    156,031
                                                  ---------- ----------
Venture capital investments                          85,154     60,024
Other assets and deferred charges                    39,612     41,886
Goodwill and other intangibles                      153,068     32,913
                                                  ---------- ----------
       Total assets                               $ 705,709  $ 457,178
                                                  ========== ==========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                               $ 56,802   $ 47,551
    Accrued expenses                                 45,798     41,071
    Income taxes payable                                  -        243
                                                  ---------- ----------
       Total current liabilities                    102,600     88,865
Long-term debt                                      234,000     25,000
Deferred income taxes                                24,708     24,914
Other noncurrent liabilities                          8,186      8,104
                                                  ---------- ----------
       Total liabilities                            369,494    146,883
                                                  ---------- ----------
Shareholders' equity:
    Common stock, no par value                       98,290     95,893
    Common stock held in trust for savings
       restoration plan                              (1,212)    (1,212)
    Unrealized gain on available-for-sale securities  1,405      1,376
    Foreign currency translation adjustment          (1,573)    (2,519)
    Retained earnings                               239,305    216,757
                                                  ---------- ----------
       Total shareholders' equity                   336,215    310,295
                                                  ---------- ----------
       Total liabilities and shareholders' equity $ 705,709  $ 457,178
                                                  ========== ==========

           See accompanying notes to financial statements.


                              Tredegar Corporation
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                     Second Quarter          Six Months
                                                      Ended June 30         Ended June 30
                                                  --------------------- ---------------------
                                                     1999       1998       1999       1998
                                                  ---------- ---------- ---------- ----------
Revenues:
    Net sales                                     $ 194,840  $ 169,946  $ 374,381  $ 326,606
    Other income (expense), net                      (1,277)     1,911     (1,018)     3,301
                                                  ---------- ---------- ---------- ----------
       Total                                        193,563    171,857    373,363    329,907
                                                  ---------- ---------- ---------- ----------

Costs and expenses:
    Cost of goods sold                              153,986    134,449    294,225    257,537
    Selling, general and administrative              11,149     10,136     22,522     18,976
    Research and development                          5,753      3,600      9,850      6,947
    Amortization of intangibles                         782         26        869         34
    Interest                                          1,517        292      1,806        686
    Unusual items                                     4,628          -      4,628       (765)
                                                  ---------- ---------- ---------- ----------
       Total                                        177,815    148,503    333,900    283,415
                                                  ---------- ---------- ---------- ----------
Income before income taxes                           15,748     23,354     39,463     46,492
Income taxes                                          5,558      8,193     13,975     14,035
                                                  ---------- ---------- ---------- ----------

Net income                                         $ 10,190   $ 15,161   $ 25,488   $ 32,457
                                                  ========== ========== ========== ==========

Earnings per share:
    Basic                                             $ .28      $ .42      $ .69      $ .90
    Diluted                                             .26        .39        .65        .84

Shares used to compute earnings per share:
    Basic                                            36,852     35,904     36,789     36,150
    Diluted                                          38,798     38,557     38,770     38,788

Dividends per share                                   $ .04      $ .04      $ .08      $ .07

                      See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                 Ended June 30
                                                             ---------------------
                                                                1999       1998
                                                             ---------- ----------
Cash flows from operating activities:
    Net income                                                $ 25,488   $ 32,457
    Adjustments for noncash items:
       Depreciation                                             12,544     10,385
       Amortization of intangibles                                 869         34
       Write-off of in-process R&D acquired                      3,458          -
       Deferred income taxes                                    (1,492)       588
       Accrued pension income and postretirement benefits       (1,837)    (1,773)
       Loss (gain) on sale of venture capital investments        1,183     (2,185)
       Loss (gain) on equipment writedowns and divestitures      1,170       (765)
    Changes in assets and  liabilities,  net of
       effects  from  acquisitions and divestitures:
       Accounts and notes receivable                            (1,088)    (4,110)
       Inventories                                               4,350     (4,015)
       Income taxes recoverable                                 (1,219)      (777)
       Prepaid expenses and other                                1,923        970
       Accounts payable                                          5,596      6,994
       Accrued expenses and income taxes payable                 2,907     (4,185)
    Other, net                                                  (1,482)    (1,575)
                                                             ---------- ----------
       Net cash provided by operating activities                52,370     32,043
                                                             ---------- ----------
Cash flows from investing activities:
    Capital expenditures                                       (23,182)   (13,604)
    Acquisitions (net of cash acquired of $1,097 in
       1998; excludes equity issued of $11,219 in 1998)       (213,665)   (60,527)
    Venture capital investments                                (31,837)   (13,726)
    Proceeds from the sale of venture capital investments        2,189      2,919
    Proceeds from property disposals and divestitures              252        690
    Other, net                                                    (126)      (855)
                                                             ----------  ----------
       Net cash used in investing activities                  (266,369)   (85,103)
                                                             ---------- ----------
Cash flows from financing activities:
    Dividends paid                                              (2,940)    (2,508)
    Net increase (decrease) in borrowings                      209,000     (5,000)
    Repurchases of Tredegar common stock                             -    (34,163)
    Tredegar common stock purchased by trust for
       savings restoration plan                                      -       (192)
    Proceeds from exercise of stock options (including
       related income tax benefits realized)                     2,397      1,431
                                                             ---------- ----------
       Net cash provided by (used in) financing activities     208,457    (40,432)
                                                             ---------- ----------
Increase (decrease) in cash and cash equivalents                (5,542)   (93,492)
Cash and cash equivalents at beginning of period                25,409    120,065
                                                             ---------- ----------
Cash and cash equivalents at end of period                    $ 19,867   $ 26,573
                                                             ========== ==========

                 See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 1999, and the consolidated results of operations and cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. On May 17, 1999, Tredegar acquired the assets of Exxon Chemical Company's plastic films business ("Exxon Films") for cash consideration of approximately $203.9 million (including estimated transaction costs of $3.9 million). The acquisition was funded with borrowings under our revolving credit facility. During the 12 months ended March 31, 1999, Exxon Films had pro forma revenues of $111 million and generated pro forma EBITDA (earnings before interest, taxes, depreciation and amortization and excluding potential synergies) of $24.6 million. The asset-purchase structure, unlike a stock-purchase transaction, allows Tredegar to deduct for tax purposes over time the full value of depreciable fixed assets and intangibles (goodwill).

                  Tredegar expects that, by 2001, the annual ongoing benefits from synergies (cost reductions, efficiencies and technology enhancements expected from the integration of Exxon Films into existing operations) will range from $7 - $9 million.

                  In addition to Exxon Films, Tredegar acquired:

         o        The assets of Therics, Inc. ("Therics") on April 8, 1999
         o        The stock of Canadian-based Exal Aluminum Inc. ("Exal") on
                  June 11,1998
         o Two Canadian-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds") on February 6, 1998

                  The assets of Therics were acquired for cash  consideration of
         $13.6 million (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar will have paid approximately $10.2 million to effectively acquire the remaining 81% ownership interest.
         Therics is developing a new microfabrication technology that has potential applications in drug delivery and a variety of other medical markets. The company's primary focus is on commercializing its TheriForm(TM) technology, a novel process for manufacturing tablets, capsules and implantables with drug release profiles that are expected to provide therapeutic advantages over currently available products. Therics employs 43 people and is part of our Technology Group, which already includes Molecumetics, our drug discovery subsidiary, and Tredegar Investments, our venture capital subsidiary. We recognized a nonrecurring charge of $3.5 million (classified in unusual items in the consolidated statements of income) in the second quarter of 1999 related to the write-off of acquired in-process research and development. The amount of the charge was determined through an independent, third-party analysis.

                  Exal was acquired for $44.1 million (including transaction costs), which was comprised of:

         o Cash consideration of $32.9 million($31.8 million net of cash acquired)
         o 380,172 shares of Class I non-voting preferred shares of Tredegar's Bon L Canada subsidiary (the "Class I Shares")

                  The Class I Shares are exchangeable into shares of Tredegar common stock on a one-for-one basis. Each Class I Share is economically equivalent to one share of Tredegar common stock and accordingly accounted for in the same manner. Tredegar funded the cash portion of the purchase price with available cash on hand. Exal operates aluminum extrusion plants in Pickering, Ontario and Aurora, Ontario. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers.

                  The former Reynolds plants in Canada were acquired for cash consideration of $29.1 million (including transaction costs) using available cash on hand. The plants are located in Ste-Therese, Quebec, and Richmond Hill, Ontario. Both facilities manufacture extruded and fabricated aluminum products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

                  Each acquisition was accounted for using the purchase method, and related operating results have been included in Tredegar's consolidated statements of income since the dates acquired. Detailed pro forma financial information for these acquisitions through March 31, 1999, were included in our Form 8-K/A filed on June 25, 1999. Selected historical and pro forma financial information for Tredegar through June 30, 1999, is as follows:

                              Tredegar Corporation
             Selected Historical and Pro Forma Financial Information
                     (In Thousands Except Per-Share Amounts)

                                                Second Quarter          Six Months        Last 12
                                                 Ended June 30         Ended June 30      Months
                                             --------------------- ---------------------
                                                1999       1998       1999       1998     6/30/99
                                             ---------- ---------- ---------- ---------- ----------
         Net sales                           $ 194,840  $ 169,946  $ 374,381  $ 326,606  $ 747,571

         Net income:
            Manufacturing operations          $ 15,997   $ 15,112   $ 32,092   $ 29,800   $ 66,229
            Technology:
               Operating companies              (1,593)      (622)    (2,140)    (1,212)    (3,444)
               Venture capital investments      (1,252)       671     (1,502)     1,103     (2,211)
            Unusual items                       (2,962)         -     (2,962)     2,766     (3,387)
            Discontinued operations                  -          -          -          -      4,713
                                             ---------- ---------- ---------- ---------- ----------
               Total                          $ 10,190   $ 15,161   $ 25,488   $ 32,457   $ 61,900
                                             ========== ========== ========== ========== ==========

         Diluted earnings per share:
            Manufacturing operations             $ .41      $ .39      $ .83      $ .77     $ 1.71
            Technology:
               Operating companies                (.04)      (.02)      (.06)      (.03)      (.09)
               Venture capital investments        (.03)       .02       (.04)       .03       (.06)
            Unusual items                         (.08)         -       (.08)       .07       (.09)
            Discontinued operations                  -          -          -          -        .12
                                             ---------- ---------- ---------- ---------- ----------
               Total                             $ .26      $ .39      $ .65      $ .84     $ 1.59
                                             ========== ========== ========== ========== ==========
         EBITDA                               $ 31,158   $ 27,526   $ 61,063   $ 53,366  $ 123,674
            As a % of net sales                  16.0%      16.2%      16.3%      16.3%      16.5%
         =========================================================================================
         Consolidated  pro forma  information
           for acquisitions  as if they had
          occurred at the beginning of 1998:
            Net sales                        $ 208,580  $ 212,937  $ 417,676  $ 422,796  $ 846,511
            EBITDA                              32,945     32,259     68,745     62,191    139,472
               As a % of pro forma net sales      15.8%      15.1%      16.5%      14.7%      16.5%
            Manufacturing operations:
               Net income                       15,331     14,850     32,274     28,404     66,069
               Diluted earnings per share          .40        .39        .83        .73       1.71
            Technology operating companies:
               Net income                       (1,712)    (2,168)    (3,647)    (4,148)    (8,116)
               Diluted earnings per share         (.04)      (.06)      (.09)      (.11)      (.21)

                 Pro forma results assume that Tredegar made the acquisitions at the beginning of 1998. Excluded from the pro forma results are synergies expected from the integration of acquired and existing operations. Accordingly, the pro forma financial information does not purport to be indicative of the future results or the financial position of Tredegar or the net income and financial position that would actually have been attained had the pro forma transactions occurred on the dates or for the periods indicated.

                  Unusual items in 1999 include the in-process R&D write-off related to the Therics acquisition ($2.2 million after deferred income tax benefits) and the write-off of equipment related to excess packaging film capacity ($749,000 after income tax benefits).

3. The carrying value of venture capital investments was $85.2 million ($86.2 million cost basis) at June 30, 1999, and $60 million ($60.6 million cost basis) at December 31, 1998. The excess of the cost basis over the carrying value is related to the writedown of certain investments, partially offset by available-for-sale securities stated at their closing market price, with unrealized holding gains excluded from earnings and reported net of deferred income taxes in shareholders' equity until realized. The estimated fair value of venture capital investments was $98.4 million at June 30, 1999, and $70.8 million at December 31, 1998. The venture capital portfolio is comprised of investments in private venture capital fund limited partnerships and early-stage technology companies with an overall weighted average age of 1.6 years. Most liquidation opportunities are not expected for several years and will depend on many factors, including market conditions.

4. Comprehensive income, defined as net income and other comprehensive income, was $11.1 million for the second quarter of 1999 and $17.8 million for the second quarter of 1998. Comprehensive income was $26.5 million for the first six months of 1999 and $33.8 million for the first six months of 1998. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                         (In Thousands)
                                                   June 30            Dec. 31
                                                    1999               1998
                                               --------------     --------------
         Finished goods                            $8,721             $4,805
         Work-in-process                            3,859              3,751
         Raw materials                             24,137             17,690
         Stores, supplies and other                 9,373              8,030
                                               --------------     --------------
             Total                                $46,090            $34,276
                                               ==============     ==============

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                                  (In Thousands)
                                                       Second Quarter          Six Months
                                                        Ended June 30         Ended June 30
                                                    -------------------- ---------------------
                                                       1999       1998      1999       1998
                                                    ---------- ---------- --------- ----------
         Weighted average shares outstanding used
             to compute basic earnings per share      36,852     35,904     36,789     36,150
         Incremental shares issuable upon the
             assumed exercise of stock options         1,946      2,653      1,981      2,638
                                                    ---------- ---------- ---------- ----------
         Shares used to compute diluted earnings
             per share                                38,798     38,557     38,770     38,788
                                                    ========== ========== ========== ==========

                  Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

7.       The  Financial  Accounting  Standards  Board has issued a new  standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations
                              ---------------------

              Second Quarter 1999 Compared with Second Quarter 1998

   Financial results for the quarter and year-to-date are summarized on page 7.

         The improved quarterly earnings from manufacturing operations were driven by the company's aluminum extrusion business, where profits were up 14% due to higher volume and the acquisition of Exal Aluminum in June of last year. Profits from Tredegar's ongoing plastic films operations were up 6% due to the acquisition of Exxon Films (see Note 2 on page 5). Excluding the acquisition, films profits declined. The films business continues to be adversely affected by several factors including higher product development costs, delays in new product introductions, start-up expenses at a new plant in Hungary, and weakness in foreign operations.

         Higher losses from technology operations were due to the inclusion of results from Therics, which was acquired on April 8 of this year (see Note 2 on page 5). Losses at Molecumetics, Tredegar's drug discovery subsidiary, were lower versus last year due to higher research collaboration revenues. Second-quarter results include an after-tax loss of $1.2 million related to venture capital investment activities, compared to an after-tax gain of $671,000 in the same period of last year.

         Second-quarter 1999 net sales increased due to acquisitions. On a pro forma basis, net sales declined by 2% due to lower volume in Film Products and lower selling prices, partially offset by higher volume in Aluminum Extrusions. Lower selling prices reflect a decline in average plastic resin and aluminum ingot costs.

         The consolidated gross profit margin during the second quarter of 1999 increased slightly to 21% from 20.9% in 1998.

         Selling, general and administrative (SG&A) expenses in the second quarter of 1999 were $11.1 million, up from $10.1 million in 1998 due primarily to acquisitions and higher spending on new products in Film Products. As a percentage of sales, SG&A expenses decreased to 5.7% in 1999 compared with 6% in 1998.

         Research and development expenses increased by $2.2 million or 60% due to the acquisition of Therics and higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased in the second quarter of 1999 by $372,000 due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page 15) and lower yields. The average tax-equivalent yield earned was approximately 4.8% in 1999 and 5.7% in 1998. Interest expense increased by $1.2 million due to funds borrowed on a floating-rate basis under our revolving credit facility to acquire Exxon Films. Average debt outstanding during the second quarter was $128.9 million (including average floating-rate debt outstanding of $104.7 million), up from $29.2 million (all 7.2% fixed-rate debt) in the second quarter of last year. The average interest rate on debt declined to 5.6% during the second quarter of 1999 from 7.2% in 1998 due to a higher proportion of floating-rate debt. The average interest rate on floating-rate debt in the second quarter of 1999 was 5.2% (the rate as of August 10, 1999, was 5.5%). For more information, see Liquidity and Capital Resources on page 15.

         The effective tax rate excluding unusual items increased to 35.5% in the second quarter of 1999 from 35.1% in the second quarter of 1998 due to lower tax exempt income.

                  Six Months 1999 Compared with Six Months 1998

         The improved earnings from manufacturing operations during the first six months were driven by higher volume and acquisitions in our aluminum extrusions business. Profits from ongoing plastic film operations were down due to the adverse effect of several factors including higher product development costs, delays in new product introductions, start-up expenses at a new plant in Hungary, and weakness in foreign operations. The acquisition of Exxon Films on May 17, 1999 (see Note 2 on page 5), had a positive impact on financial results.

         Higher losses from technology operations were due to the acquisition of Therics (see Note 2 on page 5). Year-to-date results include an after-tax loss of $1.5 million related to venture capital investment activities, compared to an after-tax gain of $1.1 million last year.

         Net sales for the first six months of 1999 increased due to acquisitions. On a pro forma basis, net sales declined by 1% due to lower volume in Film Products and lower selling prices, partially offset by higher volume in Aluminum Extrusions. Lower selling prices reflect a decline in average plastic resin and aluminum ingot costs.

         The consolidated gross profit margin for the first six months of 1999 increased to 21.4% from 21.1% in 1998.

         Selling, general and administrative (SG&A) expenses were $22.5 million in 1999, up from $19 million in 1998 due primarily to acquisitions and higher spending on new products in Film Products. As a percentage of sales, SG&A expenses increased to 6% in 1999 compared with 5.8% in 1998.

         Research and development expenses increased by $2.9 million or 42% due to the acquisition of Therics and higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased by $1.2 million due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page
15) and lower yields. The average tax-equivalent yield earned was approximately 4.9% in 1999 and 5.7% in 1998. Interest expense increased by $1.1 million due to funds borrowed on a floating-rate basis under our revolving credit facility to acquire Exxon Films. Average debt outstanding during the first six months of 1999 was $77.3 million (including average floating-rate debt outstanding of $52.7 million), up from $29.6 million (all 7.2% fixed-rate debt) last year. The average interest rate on debt declined to 5.8% in 1999 from 7.2% in 1998 due to a higher proportion of floating-rate debt. The average interest rate on floating-rate debt in 1999 was 5.2% (the rate as of August 10, 1999, was 5.5%). For more information, see Liquidity and Capital Resources on page 15.

         The effective tax rate excluding unusual items increased to 35.5% in the first six months of 1999 from 35.1% in 1998 due to lower tax exempt income.

                                 Segment Results
                                 ---------------

         The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 1999 and 1998.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                          Second Quarter          Six Months
                                           Ended June 30         Ended June 30
                                       --------------------- ---------------------
                                          1999       1998       1999       1998
                                       ---------- ---------- ---------- ----------
Film Products                           $ 75,267   $ 70,711  $ 143,019  $ 145,507
Fiberlux                                   2,218      2,992      4,478      5,605
Aluminum Extrusions                      115,435     95,076    223,119    172,798
Technology:
    Molecumetics                           1,920      1,167      3,765      2,667
    Other                                      -          -          -         29
                                       ---------- ---------- ---------- ----------
    Total net sales                    $ 194,840  $ 169,946  $ 374,381  $ 326,606
                                       ========== ========== ========== ==========

                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                          Second Quarter          Six Months
                                           Ended June 30         Ended June 30
                                       --------------------- ---------------------
                                          1999       1998       1999       1998
                                       ---------- ---------- ---------- ----------
Film Products:
    Ongoing operations                  $ 12,344   $ 11,656   $ 25,548   $ 26,590
    Unusual items                         (1,170)         -     (1,170)         -
                                       ---------- ---------- ---------- ----------
    Total Film Products                   11,174     11,656     24,378     26,590
                                       ---------- ---------- ---------- ----------
Fiberlux                                     (53)       359       (141)       542
Aluminum Extrusions                       14,634     12,808     28,480     21,593
Technology:
    Molecumetics                            (893)      (971)    (1,747)    (1,465)
    Therics                               (1,597)         -     (1,597)         -
    Venture capital investments           (1,956)     1,046     (2,347)     1,722
    Other                                      -          -          -       (428)
    Unusual items                         (3,458)         -     (3,458)       765
                                       ---------- ---------- ---------- ----------
       Total technology                   (7,904)        75     (9,149)       594
                                       ---------- ---------- ---------- ----------
Total operating profit                    17,851     24,898     43,568     49,319
Interest income                              257        629        582      1,744
Interest expense                           1,517        292      1,806        686
Corporate expenses, net                      843      1,881      2,881      3,885
                                       ---------- ---------- ---------- ----------
Income before income taxes                15,748     23,354     39,463     46,492
Income taxes                               5,558      8,193     13,975     14,035
                                       ---------- ---------- ---------- ----------
 Net income                             $ 10,190   $ 15,161   $ 25,488   $ 32,457
                                       ========== ========== ========== ==========

         Selected historical and pro forma results for Film Products are summarized below (pro forma results assume that the acquisition of Exxon Films (see Note 2 on page 5) occurred at the beginning of 1998):

                                  Film Products
             Selected Historical and Pro Forma Financial Information
                                 (In Thousands)
       -------------------------------------------------------------------

                                      Historical            Pro Forma
                                --------------------- ---------------------
                                   1999       1998       1999       1998
                                ---------- ---------- ---------- ----------
        Second Quarter
        --------------
        Net sales               $ 75,267   $ 70,711   $ 89,005   $ 96,583
        Operating profit          12,344     11,656     13,014     13,894

        First Six Months
        ----------------
        Net sales                143,019    145,507    186,288    195,882
        Operating profit          25,548     26,590     30,890     30,572


         Sales and operating profit in Film Products were higher in the second quarter of 1999 due to the acquisition of Exxon Films. Average selling prices declined due to lower average resin costs. Excluding the acquisition, sales volume and operating profit were down due to the adverse effects of:

     o        Higher product development spending
     o        Delays in new product introductions
     o        Start-up costs related to a new plant in Hungary
     o        Weakness in foreign operations

         Selected historical and pro forma results for Aluminum Extrusions are summarized below (pro forma results assume that acquisitions in 1998 in this segment (see Note 2 on page 5) occurred at the beginning of 1998):

                               Aluminum Extrusions
             Selected Historical and Pro Forma Financial Information
                                 (In Thousands)
       -------------------------------------------------------------------

                                    Historical            Pro Forma
                              --------------------- ---------------------
                                 1999       1998       1999       1998
                              ---------- ---------- ---------- ----------
       Second Quarter
       --------------
       Net sales              $ 115,435   $ 95,076  $ 115,435  $ 112,202
       Operating profit          14,634     12,808     14,634     13,904

       First Six Months
       ----------------
       Net sales                223,119    172,798    223,119    218,597
       Operating profit          28,480     21,593     28,480     23,123

         Sales and operating profit in Aluminum Extrusions increased in 1999 due to acquisitions, strong demand for architectural and commercial extrusions and a high percentage of mill finish product which maximized the utilization of press capacity. Operating results were adversely affected by press and furnace repairs and resulting downtime at the El Campo, Texas facility, and expenses and disruption associated with the second phase of the press modernization project at the Newnan, Georgia plant.

         Molecumetics operating losses decreased for the quarter due to higher research collaboration revenues and increased for the year due to higher costs to support related programs. See Note 2 on page 5 regarding our recent acquisition of Therics.

         Losses in the second quarter of 1999 from venture capital investment activities of $2 million were comprised of operating expenses of $605,000 and investment writedowns of $1.4 million. Losses in the first six months of 1999 from venture capital investment activities of $2.4 million were comprised of operating expenses of $1.2 million and net investment losses of $1.2 million. The venture capital portfolio is comprised of investments in private venture capital fund limited partnerships and early-stage technology companies with an overall weighted average age of 1.6 years. Most liquidation opportunities are not expected for several years and will depend on many factors, including market conditions.

                         Liquidity and Capital Resources
                         -------------------------------

         Tredegar's total assets increased to $705.8 million at June 30, 1999, from $457.2 million at December 31, 1998, due to the acquisition of Exxon Films and higher fixed assets from capital expenditures in excess of depreciation. Total liabilities increased to $369.5 million at June 30, 1999, from $146.9 million at December 31, 1998, due mainly to borrowings related to the acquisition of Exxon Films.

         Net cash provided by operating activities in excess of capital expenditures and dividends increased to $26.2 million in the first six months of 1999 from $15.9 million in 1998 due to favorable changes in working capital, partially offset by higher capital expenditures. Higher capital expenditures in Film Products are related to the new facility near Budapest, Hungary, and machinery and equipment purchased for the manufacture of new products (breathable and elastomeric films that are partially replacing conventional diaper backsheet and other diaper components in order to improve comfort and fit). The Hungarian facility, which should be operational during 1999, will produce disposable films for hygiene products marketed in Eastern Europe. Higher capital expenditures in Aluminum Extrusions relate to the second phase of a modernization program at the plant in Newnan, Georgia (the first phase was completed in 1996).

         The reasons for the decrease in cash and cash equivalents to $19.9 million at June 30, 1999, from $25.4 million at December 31, 1998, are summarized below:

                                                          (In Thousands)

                                                            Six Months
                                                           Ended June 30
                                                       ---------------------
                                                          1999       1998
                                                       ---------- ----------
Cash and cash equivalents, beginning of period          $ 25,409  $ 120,065
                                                       ---------- ----------
Cash provided by operating activities in excess of
    capital expenditures and dividends                    26,248     15,931
Proceeds from the exercise of stock options                2,397      1,431
Net increase (decrease) in borrowings                    209,000     (5,000)
Acquisitions                                            (213,665)   (60,527)
Repurchases of Tredegar common stock                           -    (34,163)
New venture capital investments, net of proceeds
    from disposals                                       (29,648)   (10,807)
Other, net                                                   126       (357)
                                                       ---------- ----------
Net increase (decrease) in cash and cash equivalents      (5,542)   (93,492)
                                                       ---------- ----------
Cash and cash equivalents, end of period                $ 19,867   $ 26,573
                                                       ========== ==========

         At June 30, 1999, we had total debt of $234 million, including $214 million borrowed on a floating-rate basis under our $275 million revolving credit facility. We believe that our current debt level (which represents 41% of total capitalization and 1.7x pro forma EBITDA for the 12 months ended June 30,
1999) is within investment-grade guidelines. We are reviewing loan-financing alternatives to restore the available balance under the credit facility, and we expect to maintain our floating-rate exposure under any new loan. On August 10, 1999, 30-day rollover borrowings under the credit facility carried an interest rate of 5.5%.

           Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

         Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks.

           See Liquidity and Capital Resources on page 16 for information on debt and interest-rate exposure.

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned by geographic area for the first six months of 1999 and 1998 are presented below:

                        Percentage of Consolidated Pretax
                        Income Earned by Geographic Area*
                     --------------------------------------

                                            Six Months
                                           Ended June 30
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
                        United States       58 %        66 %
                        Canada              17           9
                        Europe               9          12
                        Latin America        8           9
                        Asia                 8           4
                                      ----------  ----------
                        Total              100 %       100 %
                                      ==========  ==========

                        * Based on consolidated pretax income from continuing operations excluding venture capital activities and unusual items.


         We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. dollar or the German mark and the euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the German mark and the euro. We believe that our exposure to the Canadian dollar has been substantially neutralized by the U.S. dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S. The recent acquisition of Exxon Films will increase the proportion of our income earned in the U.S.

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. Investments in non-public companies are illiquid and the investments in public companies are subject to the volatility of equity markets and technology stocks. See Note 3 on page 8 for more information.

                     Year 2000 Information Technology Issues
                     ---------------------------------------

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

         Our Year 2000 compliance efforts are focused on internal computer-based information systems, external electronic interfaces and communication equipment, shop floor machines and other manufacturing and research process control devices. Remediation of systems requiring changes was completed at the end of 1998, except for revisions to a small portion of certain software programs, the replacement of certain software for the four aluminum extrusion plants recently acquired in Canada, and computer systems related to the acquisition of Exxon Films discussed below. Remediation efforts for the exceptions have extended into 1999. Testing of systems began in mid-1998 and will continue through 1999. We do not believe contingency plans are necessary for internal systems at this time. We are also actively evaluating the Year 2000 capabilities of parties with whom we have key business relationships (suppliers, customers and banks, for example). Contingency plans will be developed for these relationships as needed. Work to fix the Year 2000 problem is being performed largely by internal personnel and we do not track those costs. The incremental costs associated with correcting the problem are not expected to have a material adverse effect on our operating results, financial condition or cash flows.

         The computer systems for Exxon Films are not Year 2000 compliant. We are replacing non-compliant systems (including internal computer-based information systems, communications equipment and shop floor machines) and integrating the business into the enterprise-wide systems infrastructure of Tredegar Film Products. We expect to complete all remediation efforts related to Exxon Films by the end of 1999 at a cost of approximately $1.9 million, most of which will be capitalized and amortized over the estimated useful life of related assets.

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

                            New Accounting Standards
                            ------------------------

         The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2001.

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Tredegar's Annual Meeting of Shareholders was held on May 20, 1999. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

     (a)          Election of Directors

                                                   No. of           No. of Votes
                  Nominee                         Votes "For"        "Withheld"
                  Phyllis Cothran                 33,346,508          518,902
                  Richard W. Goodrum              33,402,715          462,695
                  Floyd D. Gottwald, Jr.          33,333,371          532,039

                  There were no broker non-votes with respect to the election of directors.

     (b)          Approval of Auditors

                  Approval of the designation of PricewaterhouseCoopers LLP as the auditors for Tredegar for 1999:

                         No. of Votes          No. of Votes          No. of
                             "For"               "Against"        Abstentions
                          33,564,304             242,668             58,438

                  There were 1,198,653 broker non-votes with respect to the approval of auditors.

    (c)           Approval of the Amended and Restated Incentive Plan

                         No. of Votes        No. of Votes            No. of
                             "For"             "Against"          Abstentions
                          30,608,860          2,913,765              342,785

                  There were 1,198,653 broker non-votes with respect to the approval of the Amended and Restated Incentive Plan.

(d)               Approval of the Change of the Corporation's Name

                  Approval of the amendment of the Articles of Incorporation to change Tredegar's name from "Tredegar Industries, Inc." to "Tredegar Corporation":

                         No. of Votes       No. of Votes             No. of
                             "For"           "Against"            Abstentions
                          33,693,659          104,279                 67,472

                  There were 1,198,653 broker non-votes with respect to the approval of the change of the corporation's name.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  2 Asset Purchase Agreement, dated April 23, 1999, by and between Exxon Chemical Company, a division of Exxon Corporation, and Tredegar (filed as Exhibit 2 to Tredegar's Current Report on Form 8-K dated May 17, 1999, as amended, and incorporated herein by reference)

                  3        Articles of Amendment

                  4 Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Trust & Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on June 16, 1999, as amended, and incorporated herein by reference)

                  27       Financial Data Schedule

     (b)          Reports on Form 8-K.

o    Registrant filed a Form 8-K dated May 17, 1999, with respect to:
     o The acquisition of Exxon Films (see further information regarding this acquisition in Note 2 on page 5)
     o The announcement of lower than expected results anticipated for 1999 due to a variety of factors affecting Film Products and operating losses expected at Therics (acquired April 8, 1999 - see
         Note 2 on page 5 for more information on Therics)
     That Form 8-K was amended by Tredegar's filing of a Form 8-K/A on June 25, 1999, to include the historical and pro forma financial information relating to the acquisition of Exxon Films and other acquisitions.
o Registrant filed a Form 8-K dated June 30, 1999, with regard to the approval by Tredegar's Board of Directors of a Rights Agreement effective June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Tredegar Corporation
                                                     (Registrant)



Date:         August 12, 1999          /s/ N. A. Scher
           --------------------------  ----------------------------------------
                                       Norman A. Scher
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date:         August 12, 1999           /s/ D. Andrew Edwards
           --------------------------  ---------------------------------------
                                       D. Andrew Edwards
                                       Vice President, Treasurer and Controller
                                       (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                             Description

      2 Asset Purchase Agreement, dated April 23, 1999, by and between Exxon Chemical Company, a division of Exxon Corporation, and Tredegar (filed as Exhibit 2 to Tredegar's Current Report on Form 8-K dated May 17, 1999, as amended, and incorporated herein by reference)

      3            Articles of Amendment

      4 Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Trust & Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, as filed with the Securities and Exchange Commission on June 16, 1999, as amended, and incorporated herein by reference)

      27           Financial Data Schedule