Form 10-Q
period 1999-09-30
TREDEGAR CORP
filed 1999-11-15
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the quarterly period ended September 30, 1999

                                       OR

 ___             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /            OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the transition period from                        to
                                --------------------       --------------------

                         Commission file number 1-10258

                              Tredegar Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

  Virginia                                                 54-1497771
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                           23225
---------------------------------------          ------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        X      No
          -----       -----

        The number of shares of Common Stock, no par value, outstanding as of October 31, 1999: 37,261,900.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                    Tredegar Corporation
                 Consolidated Balance Sheets
                       (In Thousands)
                         (Unaudited)

                                                              Sept. 30,      Dec. 31,
                                                                1999           1998
                                                              --------       --------
Assets
Current assets:
    Cash and cash equivalents                                 $ 19,434       $ 25,409
    Accounts and notes receivable                              118,962         94,341
    Inventories                                                 46,264         34,276
    Deferred income taxes                                        8,755          8,762
    Prepaid expenses and other                                   2,085          3,536
      Total current assets                                     195,500        166,324
Property, plant and equipment, at cost                         459,755        356,411
Less accumulated depreciation and amortization                 218,715        200,380
      Net property, plant and equipment                        241,040        156,031
Venture capital investments                                    107,876         60,024
Other assets and deferred charges                               39,955         41,886
Goodwill and other intangibles                                 153,936         32,913
                                                              ---------      ---------
      Total assets                                           $ 738,307      $ 457,178
                                                              =========      =========

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                         $  61,200      $ 47,551
    Accrued expenses                                            43,604        41,071
    Income taxes payable                                           163           243
                                                              --------      --------
      Total current liabilities                                104,967        88,865
Long-term debt                                                 250,000        25,000
Deferred income taxes                                           25,956        24,914
Other noncurrent liabilities                                     7,997         8,104
                                                              --------      --------
      Total liabilities                                        388,920       146,883
                                                              --------      --------
Shareholders' equity:
    Common stock, no par value                                  98,972        95,893
    Common stock held in trust for savings
      restoration plan                                          (1,212)       (1,212)
    Unrealized gain on available-for-sale security               3,125         1,376
    Foreign currency translation adjustment                     (1,630)       (2,519)
    Retained earnings                                          250,132       216,757
                                                              --------      --------
      Total shareholders' equity                               349,387       310,295
                                                              --------      --------
      Total liabilities and shareholders' equity              $738,307     $ 457,178
                                                              ========      ========


       See accompanying notes to financial statements.


                              Tredegar Corporation
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)


                                                 Third Quarter           Nine Months
                                                Ended Sept. 30         Ended Sept. 30
                                              ------------------   ---------------------
                                               1999       1998       1999        1998
                                             --------   --------   --------   ----------
Revenues:

    Net sales                                 $215,911  $186,638   $590,292   $513,244
    Other income (expense), net                 (3,889)     (246)    (4,907)     3,055
                                              --------  --------   --------   --------
      Total                                    212,022   186,392    585,385    516,299
                                              --------  --------   --------   --------

Costs and expenses:
    Cost of goods sold                         171,389   148,223    465,614    405,760
    Selling, general and administrative         11,991     9,892     34,513     28,868
    Research and development                     5,969     3,374     15,819     10,321
    Amortization of intangibles                  1,275        86      2,144        120
    Interest                                     3,047       266      4,853        952
    Unusual items                                 (712)        -      3,916       (765)
                                             ---------  --------   ---------  --------
      Total                                    192,959   161,841    526,859    445,256
                                             ---------  --------   ---------  --------
Income before income taxes                      19,063    24,551     58,526     71,043
Income taxes                                     6,748     8,591     20,723     22,626
                                             ---------  --------   ---------  --------
Income from continuing operations               12,315    15,960     37,803     48,417
Income from discontinued operations                  -     3,421          -      3,421
                                              --------  --------   --------   --------
Net income                                    $ 12,315   $19,381   $ 37,803   $ 51,838
                                              ========   =======   ========   ========

Earnings per share:
    Basic:
      Continuing operations                   $   .33   $   .44   $   1.02   $   1.33
      Discontinued operations                      -        .09          -        .09
                                              -------   -------   --------   --------
      Net income                              $   .33   $   .53   $   1.02   $   1.42
                                              =======   =======   ========   ========
    Diluted:
      Continuing operations                   $   .32   $   .41   $    .97   $   1.24
      Discontinued operations                      -        .09        -          .09
                                              -------   -------   --------   --------
      Net income                              $   .32   $   .50   $    .97   $   1.33
                                              =======   =======   ========   ========

Shares used to compute earnings per share:

    Basic                                      37,098   36,351     36,893     36,483
    Diluted                                    38,718   38,582     38,754     38,966

Dividends per share                            $ .04    $ .04     $   .12    $   .11



                 See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                       Ended Sept. 30
                                                                  -------------------------
                                                                    1999             1998
                                                                  ---------       ---------
Cash flows from operating activities:
    Net income                                                    $  37,803       $  51,838
    Adjustments for noncash items:
      Depreciation                                                   20,146          15,897
      Amortization of intangibles                                     2,144             120
      Write-off of in-process R&D acquired and other intangibles     3,725l               -
      Deferred income taxes                                          (1,071)          2,043

      Accrued pension income and postretirement benefit              (2,331)         (2,833)
      Loss (gain) on sale of venture capital investments              4,994          (2,041)
      Loss (gain) on equipment writedowns and divestitures              458            (765)
      Gain related to discontinued operations                             -          (5,346)
      Changes in assets and liabilities, net of
        effects from acquisitions and divestitures:
      Accounts and notes receivable                                 (10,208)         (4,197)
      Inventories                                                     4,806          (2,010)
      Income taxes recoverable                                            -             294
      Prepaid expenses and other                                      1,624             921
      Accounts payable                                               10,502           5,852
      Accrued expenses and income taxes payable                       1,347          (3,144)
    Other, net                                                       (2,117)         (1,870)
                                                                   ---------      ---------
      Net cash provided by operating activities                      71,822          54,759
                                                                   ---------      ---------
Cash flows from investing activities:
    Capital expenditures                                            (32,792)        (24,269)
    Acquisitions (net of cash acquired of $1,097 in
      1998; excludes equity issued of $11,219 in 1998)             (215,227)        (60,883)
    Venture capital investments                                     (55,727)        (27,121)
    Proceeds from the sale of venture capital investment              2,234           2,919
    Proceeds from property disposals and divestitures                   905             740
    Other, net                                                         (841)         (1,140)
                                                                  ---------       ---------
      Net cash used in investing activities                        (301,448)       (109,754)
                                                                  ---------       ---------

Cash flows from financing activities:
    Dividends paid                                                   (4,428)         (3,955)
    Net increase (decrease) in borrowings                           225,000          (5,000)
    Repurchases of Tredegar common stock                               -            (36,460)
    Tredegar common stock purchased by trust for
      savings restoration plan                                         -               (192)
    Proceeds from exercise of stock options (including
      related income tax benefits realized)                           3,079           3,824
                                                                  ---------       ---------
      Net cash provided by (used in) financing activit              223,651         (41,783)
                                                                  ---------       ---------
Increase (decrease) in cash and cash equivalents                    (5,975)         (96,778)
Cash and cash equivalents at beginning of period                    25,409          120,065
                                                                  ---------       ---------
Cash and cash equivalents at end of period                        $ 19,434        $  23,287
                                                                  =========       =========


       See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 1999, and the consolidated results of operations and cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2. On October 20, 1999, Tredegar borrowed $250 million under a new term loan agreement dated October 13, 1999. A portion of the term loan proceeds ($230 million) was used to repay all of the outstanding borrowings under our revolving credit facility. The balance ($20 million) was invested in cash equivalents, and is expected to be used in the next twelve months to fund capital expenditures and venture capital investment opportunities. The revolving credit facility permits borrowings of up to $275 million (no amounts borrowed at November 12, 1999) and matures on July 9, 2002. Tredegar also has a note payable with a remaining balance of $20 million. Total debt due and outstanding at November 12, 1999 is summarized below:


                    Debt Due and Outstanding at Nov. 12, 1999
                    -----------------------------------------
                             (Dollars in Thousands)

                                                          Total
                         Year       Note      Term        Debt
                         Due      Payable     Loan        Due
                       --------   -------   --------   --------
                         2000     $ 5,000   $   -      $  5,000
                         2001       5,000       -         5,000
                         2002       5,000       -         5,000
                         2003       5,000     50,000     55,000
                         2004          -      75,000     75,000
                         2005          -     125,000    125,000
                         ---------------------------------------
                         Total    $20,000   $250,000   $270,000

                  Interest is payable on the note semi-annually at 7.2% per year. The term loan and revolving credit agreements provide for interest to be charged at a base rate (generally the London Interbank Offered Rate ("LIBOR")) plus a spread that is dependent on our quarterly debt-to-total capitalization ratio. The fully-borrowed spread over LIBOR charged at the various debt-to-total capitalization levels are as follows:


                        Fully-Borrowed Spread Over LIBOR
                     Under Credit Agreements (Basis Points)
                     --------------------------------------
        Debt-to-Total                                                  Term
        Capitalization Ratio                                Revolver   Loan
        --------------------                                --------   -----

        Greater than 55% and less than or equal to 60%       50.0      100.0
        Greater than 50% and less than or equal to 55%       50.0       87.5
        Greater than 40% and less than or equal to 50%       37.5       75.0
        Greater than 35% and less than or equal to 40%       37.5       62.5
        Greater than 30% and less than or equal to 35%       30.0       62.5
        Less than or
         equal to    30%                                     30.0       50.0


                  The interest rate on the $250 million term loan for the 92-day period from October 20, 1999 to January 20, 2000, is 7%, and will float thereafter based on the interest period selected, LIBOR and the applicable spread over LIBOR. Our loan agreements permit a maximum debt-to-total capitalization ratio of 60%.

3. On September 24, 1999, Tredegar announced that its board of directors is evaluating alternative financing and structural options for its technology group, including a possible spin-off of the unit into an independent company. The technology group was formed in 1992 and includes Molecumetics, Ltd.,Therics, Inc. and Tredegar Investments, Inc. Molecumetics, based in Seattle, Washington, is a drug discovery company dedicated to the identification of small-molecule drug candidates for license and development by pharmaceutical and biotechnology company partners, which currently include Bristol-Myers Squibb Company, Asahi Chemical Industries, Teijin Limited, ChoongWae Pharma and Pharmacia & Upjohn Company. Therics, based in Princeton, New Jersey, was acquired on April 8, 1999 (see Note 4), and is developing microfabrication technology that has potential applications in drug delivery and other medical markets. Tredegar Investments, also based in Seattle, is our venture capital subsidiary.

                The carrying value of venture capital investments was $107.9 million($110.1 million cost basis) at September 30, 1999, and $60 million ($60.6 million cost basis) at December 31, 1998. The estimated net asset value of venture capital investments at September 30, 1999 and December 31, 1998, were as follows:


                                                    (In Thousands Except Per-Share Data)
                                                            Sept. 30,         Dec. 31,
                                                              1999              1998

Estimated fair value of venture capital investments       $138,514           $ 70,841
Estimated income taxes on assumed disposal at
    fair value                                             (10,221)            (3,681)
                                                          --------           --------
Net asset value of venture capital investments            $128,293           $ 67,160
                                                          ========           ========
Net asset value of venture capital investments
    per Tredegar common share                             $   3.45           $   1.83
                                                          ========           ========

                  The change in net asset value for venture capital investments related to investment activities and portfolio performance for the nine months ended September 30, 1999 and 1998, is summarized below:


                                                                    (In Thousands)
                                                                     Nine Months
                                                                    Ended Sept. 30
                                                                   1999       1998
                                                                 ---------  ---------
    Net realized gains, losses, writedowns and related
      operating expenses for venture capital investments
      reflected in consolidated statements of income             $ (6,767)   $ 1,104
    Change in unrealized appreciation of venture
      capital investments                                          22,554     (5,608)
    Pretax change in venture capital net asset value
      related to investment activities                             15,787     (4,504)
    Provision for income taxes                                      5,683     (1,621)
    Net change in venture capital net asset value
      related to investment activities                           $ 10,104    $(2,883)


                  The venture capital portfolio is comprised of investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently merged with other public companies or registered shares in initial public offerings. As a result of these investments, we have direct or indirect ownership stakes in more than 150 technology-based start-up companies, primarily in the communications, information technology and life sciences industries. The portfolio has an overall weighted average age of 1.6 years. Most liquidation opportunities are not expected for several years and will depend on many factors, including market conditions.

                  The fair value of securities of public companies is determined based on closing price quotations. We estimate the fair value of securities of private companies using the indicative value from the latest round of financing, and reduce this amount if events subsequent to the financing imply a lower valuation. The fair value of ownership interests in private venture capital funds is based on our estimate of our distributable share of fund net assets using the general partners' estimate of fair value of securities held by the funds and fund formulas for allocating profits, losses and distributions. Because of the inherent uncertainty associated with the valuation of restricted securities or securities for which there is no public market, estimates of fair value may differ significantly from the value that would have been used had a ready market for the securities existed.

4. On May 17, 1999, Tredegar acquired the assets of Exxon Chemical Company's plastic films business ("Exxon Films") for cash consideration of approximately $205 million (including estimated transaction costs of $2.9 million). The acquisition was funded with borrowings under our revolving credit facility, and has since been refinanced by our new term loan (see Note 2). During the 12 months ended March 31, 1999, Exxon Films had pro forma revenues of $111 million and generated pro forma EBITDA (earnings before interest, taxes, depreciation and amortization and excluding potential synergies) of $24.6 million. The asset-purchase structure, unlike a stock-purchase transaction, allows Tredegar to deduct for tax purposes over time the full value of depreciable fixed assets and intangibles (goodwill).

                  Tredegar expects that, by 2001, the annual ongoing benefits from synergies (cost reductions, efficiencies and technology enhancements expected from the integration of Exxon Films into existing operations) will range from $7 - $9 million.

                  In addition to Exxon Films, Tredegar acquired:

-        The assets of Therics, Inc. ("Therics") on April 8, 1999
-        The stock of Canadian-based Exal Aluminum Inc. ("Exal") on June 11,1998
- Two Canadian-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds") on February 6, 1998

                  The assets of Therics were acquired for cash consideration of $13.6 million (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar will have paid approximately $10.2 million to effectively acquire the remaining 81% ownership interest. Tredegar recognized a nonrecurring charge of $3.5 million (classified in unusual items in the consolidated statements of income) in the second quarter of 1999 related to the write-off of acquired in-process research and development. The amount of the charge was determined through an independent, third-party analysis.

                  Exal was acquired for $44.1 million (including transaction costs), which was comprised of:

- Cash consideration of $32.9 million($31.8 million net of cash acquired) 380,172 shares of Class I non-voting preferred shares of Tredegar's Bon L Canada subsidiary (the "Class I Shares")

                  The Class I Shares are exchangeable into shares of Tredegar common stock on a one-for-one basis. Each Class I Share is economically equivalent to one share of Tredegar common stock and accordingly accounted for in the same manner. Tredegar funded the cash portion of the purchase price with available cash on hand. Exal operates aluminum extrusion plants in Pickering, Ontario and Aurora, Ontario. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers.

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

                  Each acquisition was accounted for using the purchase method, and related operating results have been included in Tredegar's consolidated statements of income since the dates acquired. Detailed pro forma financial information for these acquisitions through March 31, 1999, were included in our Form 8-K/A filed on June 25, 1999. Selected historical and pro forma financial information for Tredegar through September 30, 1999, is as follows:


                              Tredegar Corporation
             Selected Historical and Pro Forma Financial Information
                     (In Thousands Except Per-Share Amounts)

                                                   Third Quarter       Nine Months    Last 12
                                                   Ended Sept. 30    Ended Sept. 30    Months
                                                   1999     1998      1999     1998    9/30/99
                                                 -------- --------- -------- -------- ---------
Net sales:
    Manufacturing operations                     $214,190 $ 185,318 $584,806 $509,228 $ 769,627
    Technology operating companies                  1,721     1,320    5,486    4,016     7,217

Net income:
    Manufacturing operations                     $ 16,496 $  16,990 $ 48,588 $ 46,792 $  65,733
    Technology Group:
      Operating companies                          (1,808)     (635)  (3,948)  (1,848)   (4,616)
      Venture capital investments                  (2,829)     (395)  (4,331)     707    (4,644)
    Unusual items                                     456         -   (2,506)   2,766    (2,931)
    Discontinued operations                             -     3,421        -    3,421     1,292
                                                 -------- --------- -------- -------- ---------
      Total                                      $ 12,315 $  19,381 $ 37,803 $ 51,838 $  54,834
                                                 ======== ========= ======== ======== =========

Diluted earnings per share:
    Manufacturing operations                     $    .43 $     .44 $   1.25 $   1.20 $    1.70
    Technology Group:
      Operating companies                            (.05)     (.02)    (.10)    (.05)     (.12)
      Venture capital investments                    (.07)     (.01)    (.11)     .02      (.12)
    Unusual items                                     .01         -     (.07)     .07      (.07)
    Discontinued operations                             -       .09        -      .09       .03
                                                 -------- --------- -------- -------- ---------
      Total                                      $    .32 $     .50 $    .97 $   1.33 $    1.42
                                                 ======== ========= ======== ======== =========

EBITDA - manufacturing operations                $ 36,464 $  31,547 $ 99,711 $ 86,317 $ 132,043
    As a % of related net sales                     17.0%     17.0%    17.1%    17.0%     17.2%
Loss before deprec. & amortiz. for
    technology operating companies                 (2,085)     (732)  (4,269)  (2,136)   (4,805)
================================================================================================
Consolidated pro forma information for
    acquisitions as if they had occurred
    at the beginning of 1998:
    Net sales:
      Manufacturing operations                   $214,190 $ 212,669 $628,075 $632,753 $ 841,141
      Tech. operating companies                     1,721     1,344    5,512    4,056     7,268
    EBITDA - manufacturing oper.                   36,464    37,721  109,185  104,950   147,319
      As a % of pro forma net sales                 17.0%     17.7%    17.4%    16.6%     17.5%
    Loss before deprec. & amortiz. for
      tech. operating companies                    (2,085)   (2,600)  (6,061)  (7,638)   (8,589)
    Manufacturing operations:
      Net income                                   16,496    16,936   48,770   45,340    65,629
      Diluted earnings per share                      .43       .44     1.26     1.15      1.69
    Technology operating companies:
      Net loss                                     (1,808)   (2,160)  (5,455)  (6,308)   (7,764)
      Diluted loss per share                         (.05)     (.06)    (.14)    (.16)     (.20)


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

                  Unusual items in 1999 include:

         - A third-quarter gain of $712,000 on the sale of corporate real estate ($456,000 after income taxes)
         - A second quarter charge of $3.5 million for the write-off of in-process R&D related to the Therics acquisition ($2.2 million after deferred income tax benefits)
         - A second quarter charge of $1.2 million for the write-off of equipment related to excess packaging film capacity ($749,000 after income tax benefits)

                  Unusual items in 1998 include a first-quarter pretax gain of $765,000 on the sale of APPX Software. Income taxes in 1998 include a tax benefit of $2 million related to the sale, including a tax benefit for the excess of APPX Software's income tax basis over its financial reporting basis. Discontinued operations in 1998 include an after-tax gain of $3.4 million related to the reversal of an accrued liability that we established to cover future payments to the United Mine Workers of America Combined Benefit Fund. We were relieved of this liability, which was incurred by the divested coal business.

5. Comprehensive income, defined as net income and other comprehensive income, was $14 million for the third quarter of 1999 and $10.7 million for the third quarter of 1998. Comprehensive income was $40.4 million for the first nine months of 1999 and $44.5 million for the first nine months of 1998. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

6. The components of inventories are as follows:

                                                     (In Thousands)

                                              Sept. 30            Dec. 31
                                                1999               1998
                                            --------------     --------------
         Finished goods                            $8,130             $4,805
         Work-in-process                            4,202              3,751
         Raw materials                             24,276             17,690
         Stores, supplies and other                 9,656              8,030
                                            --------------     --------------
             Total                                $46,264            $34,276
                                            ==============     ==============

7. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:


                                                               (In Thousands)

                                                       Third Quarter       Nine Months
                                                       Ended Sept. 30    Ended Sept. 30
                                                      ----------------   ---------------
                                                       1999      1998     1999     1998
                                                      ------    ------   ------   ------
Weighted average shares outstanding used
    to compute basic earnings per share               37,098    36,351   36,893   36,483
Incremental shares issuable upon the
    assumed exercise of stock options                  1,620     2,231    1,861    2,483
                                                      ------    ------   ------   ------
Shares used to compute diluted earnings
    per share                                         38,718    38,582   38,754   38,966
                                                      ======    ======   ======   ======


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               Third Quarter 1999 Compared with Third Quarter 1998

         Financial results for the quarter and year-to-date are summarized on page 9.

         Earnings from manufacturing operations decreased to 43 cents per diluted share in the third quarter of 1999 from 44 cents per diluted share in 1998. Excluding the results from the plastic films operations acquired from Exxon Chemical Company (see Note 4 on page 7), profits in our films business declined and continue to be adversely affected by lower volume, higher product development costs, delays in new product introductions and weakness in international markets. Profits were up 4% in the company's aluminum extrusion business as continued volume growth was partially offset by higher aluminum costs.

         On September 24, 1999, Tredegar announced that its board of directors is evaluating alternative financing and structural options for its technology group, including a possible spin-off of the unit into an independent company. See Note 3 on page 6 for more information.

         Third-quarter 1999 net sales increased primarily due to acquisitions. On a pro forma basis, net sales increased by 1% due to higher volume and sales from the plastic films plants acquired from Exxon and higher volume and sales in Aluminum Extrusions.

         The consolidated gross profit margin during the third quarter of 1999 and 1998 was 20.6%.

         Selling, general and administrative (SG&A) expenses in the third quarter of 1999 were $12 million, up from $9.9 million in 1998 due primarily to acquisitions and higher spending on new products in Film Products. As a percentage of sales, SG&A expenses increased to 5.6% in 1999 compared with 5.3% in 1998.

         Research and development expenses increased by $2.6 million or 77% due to the acquisition of Therics and higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased slightly in the third quarter of 1999 (up $92,000). The average tax-equivalent yield earned was approximately 5.1% in 1999 and 5.6% in 1998. Interest expense increased by $2.8 million due to funds borrowed on a floating-rate basis under our revolving credit facility to acquire Exxon Films (see Note 2 on page 5 and Note 4 on page 7), partially offset by higher capitalized interest resulting from higher capital expenditures. Average debt outstanding during the third quarter was $238.6 million (including average floating-rate debt outstanding of $218.6 million), up from $25 million (all 7.2% fixed-rate debt) in the third quarter of last year. The average interest rate on debt declined to 5.7% during the third quarter of 1999 from 7.2% in 1998 due to a higher proportion of floating-rate debt. The average interest rate on floating-rate debt in the third quarter of 1999 was 5.6% (the rate as of November 12, 1999, was 7% - see Note 2 on page 5).

         The effective tax rate excluding unusual items increased to 35.4% in the third quarter of 1999 from 35% in the third quarter of 1998.

                 Nine Months 1999 Compared with Nine Months 1998

         The improved earnings from manufacturing operations during the first nine months ($1.25 per diluted share in 1999 versus $1.20 per diluted share in 1998) were driven by higher volume and acquisitions in our aluminum extrusions business and the acquisition of Exxon Films (see Note 4 on page 7). Excluding the results from the plastic films operations acquired from Exxon, profits in the films business declined and continue to be adversely affected by lower volume, higher product development costs, delays in new product introductions and weakness in international markets. See Note 3 on page 6 regarding our recent announcement concerning the technology group.

         Net sales for the first nine months of 1999 increased due to acquisitions. On a pro forma basis, net sales declined by less than 1% due to lower average selling prices in Film Products and Aluminum Extrusions, partially offset by higher pro forma volume in Film Products and higher pro forma volume and sales in Aluminum Extrusions. Lower selling prices reflect lower average plastic resin and aluminum costs. Higher volume on a pro forma basis in Film Products was due to the plastic films operations acquired from Exxon.

         The consolidated gross profit margin for the first nine months of 1999 increased to 21.1% from 20.9% in 1998.

         Selling, general and administrative (SG&A) expenses were $34.5 million in 1999, up from $28.9 million in 1998 due primarily to acquisitions and higher spending on new products in Film Products. As a percentage of sales, SG&A expenses increased to 5.8% in 1999 compared with 5.6% in 1998.

         Research and development expenses increased by $5.5 million or 53% due to the acquisition of Therics and higher spending at Molecumetics.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased by $1.1 million due to a lower average cash equivalents balance (see Liquidity and Capital Resources on page
16) and lower yields. The average tax-equivalent yield earned was approximately 4.9% in 1999 and 5.7% in 1998. Interest expense increased by $3.9 million due to funds borrowed on a floating-rate basis under our revolving credit facility to acquire Exxon Films (see Note 2 on page 5 and Note 4 on page 7). Average debt outstanding during the first nine months of 1999 was $130.8 million (including average floating-rate debt outstanding of $107.8 million), up from $28.1 million (all 7.2% fixed-rate debt) last year. The average interest rate on debt declined to 5.8% in 1999 from 7.2% in 1998 due to a higher proportion of floating-rate debt. The average interest rate on floating-rate debt in 1999 was 5.5% (the rate as of November 12, 1999, was 7% - see Note 2 on page 5).

         The effective tax rate excluding unusual items increased to 35.4% in the first nine months of 1999 from 35% in 1998 due to lower tax exempt income.

                                 Segment Results

         The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 1999 and 1998.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                             Third Quarter       Nine Months
                                             Ended Sept. 30    Ended Sept. 30
                                          ------------------ -----------------
                                             1999      1998     1999     1998
                                          --------  -------- -------- --------
Film Products                             $ 93,548  $ 69,885 $236,567 $215,392
Fiberlux                                     2,620     2,993    7,098    8,598
Aluminum Extrusions                        118,022   112,440  341,141  285,238
Technology:
    Molecumetics                             1,626     1,320    5,391    3,987
    Therics                                     95         -       95        -
    Other                                        -         -        -       29
                                          -------- --------- -------- --------
    Total net sales                       $215,911 $ 186,638 $590,292 $513,244
                                          ======== ========= ======== ========

                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                              Third Quarter       Nine Months
                                              Ended Sept. 30    Ended Sept. 30
                                           ------------------ -----------------
                                             1999      1998     1999     1998
                                          --------  -------- -------- --------
Film Products:
    Ongoing operations                    $ 16,235 $  12,621 $ 41,783 $ 39,211
    Unusual items                                -         -   (1,170)       -
                                          -------- --------- -------- --------
    Total Film Products                     16,235    12,621   40,613   39,211
                                          -------- --------- -------- --------
Fiberlux                                       160       510       19    1,052
Aluminum Extrusions                         14,107    13,557   42,587   35,150
Technology:
    Molecumetics                            (1,078)     (995)  (2,825)  (2,460)
    Therics                                 (1,746)        -   (3,343)       -
    Venture capital investments             (4,420)     (618)  (6,767)   1,104
    Other                                        -         -        -     (428)
    Unusual items                                -         -   (3,458)     765
                                          -------- --------- -------- --------
      Total technology                      (7,244)   (1,613) (16,393)  (1,019)
                                          -------- --------- -------- --------
Total operating profit                      23,258    25,075   66,826   74,394
Interest income                                310       218      892    1,962
Interest expense                             3,047       266    4,853      952
Corporate expenses, net *                    1,458       476    4,339    4,361
                                          -------- --------- -------- --------
Income before income taxes                  19,063    24,551   58,526   71,043
Income taxes                                 6,748     8,591   20,723   22,626
                                          -------- --------- -------- --------
Net income from continuing operations     $ 12,315  $ 15,960 $ 37,803 $ 48,417
                                          ======== ========= ======== ========

* Includes a pretax gain of $712 on the sale of corporate real estate in the third quarter and nine months ended September 30, 1999.

         Selected historical and pro forma results for Film Products are summarized below (pro forma results assume that the acquisition of Exxon Films (see Note 4 on page 7) occurred at the beginning of 1998):

                                  Film Products
             Selected Historical and Pro Forma Financial Information
                                 (In Thousands)

                               Historical         Pro Forma
                            -----------------  ----------------
                              1999     1998      1999     1998
                            -------  --------  ------- --------
Third Quarter
-------------
Net sales                   $ 93,548  $ 69,885  $93,548  $ 97,236
Operating profit              16,235    12,621   16,235    16,349

First Nine Months
-----------------
Net sales                    236,567   215,392  279,836   293,118
Operating profit              41,783    39,211   47,125    46,921


         Sales and operating profit in Film Products were higher in 1999 due to the acquisition of Exxon Films. Excluding the acquisition, sales volume and operating profit were down due to the adverse effects of:

-        Higher product development spending
-        Delays in new product introductions
-        Weakness in international markets, particularly emerging markets

         Selected historical and pro forma results for Aluminum Extrusions are summarized below (pro forma results assume that acquisitions in 1998 in this segment (see Note 4 on page 7) occurred at the beginning of 1998):

                               Aluminum Extrusions
             Selected Historical and Pro Forma Financial Information
                                 (In Thousands)

                               Historical         Pro Forma
                            ------------------  ----------------
                               1999     1998      1999     1998
                            -------- ---------  -------- --------
Third Quarter
-------------
Net sales                   $118,022 $ 112,440  $118,022 $112,440
Operating profit              14,107    13,557    14,107   13,557

First Nine Months
-----------------
Net sales                    341,141   285,238   341,141  331,037
Operating profit              42,587    35,150    42,587   36,680


         Sales volume and operating profit in Aluminum Extrusions increased in 1999 due to acquisitions, strong demand for architectural and commercial extrusions and a high percentage of mill finish product which maximized the utilization of press capacity. Operating results were adversely affected by press and furnace repairs and resulting downtime at the El Campo, Texas facility, and expenses and disruption associated with the second phase of the press modernization project at the Newnan, Georgia plant. Operating results in the third quarter were hurt by a lag between selling price increases and rapidly rising aluminum costs.

         Molecumetics operating losses increased during 1999 due to higher costs to support related programs. See Note 4 on page 7 regarding the acquisition of Therics, and Note 3 on page 6 for additional information concerning Tredegar's technology group.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $738.3 million at September 30, 1999, from $457.2 million at December 31, 1998, due to the acquisition of Exxon Films, higher fixed assets from capital expenditures in excess of depreciation and venture capital investments. Total liabilities increased to $388.9 million at September 30, 1999, from $146.9 million at December 31, 1998, due mainly to borrowings related to the acquisition of Exxon Films, capital expenditures and venture capital investments.

         Net cash provided by operating activities in excess of capital expenditures and dividends increased to $34.6 million in the first nine months of 1999 from $26.5 million in 1998 due to higher cash flow from operating activities, partially offset by higher capital expenditures. Higher capital expenditures in Film Products are related to the new facility near Budapest, Hungary, and machinery and equipment purchased for the manufacture of new products (breathable and elastomeric films that are partially replacing conventional diaper backsheet and other diaper components in order to improve comfort and fit). The Hungarian facility, which is now operational, produces disposable films for hygiene products marketed in Eastern Europe. Higher capital expenditures in Aluminum Extrusions relate to the second phase of a modernization program at the plant in Newnan, Georgia (the first phase was completed in 1996).

         The reasons for the decrease in cash and cash equivalents to $19.4 million at September 30, 1999, from $25.4 million at December 31, 1998, are summarized below:

                                                                  Nine Months
                                                                Ended Sept. 30
                                                             -------------------
                                                               1999     1998
                                                             --------  ---------
Cash and cash equivalents, beginning of period               $ 25,409  $120,065
Cash provided by operating activities in excess of
    capital expenditures and dividends                         34,602    26,535
Proceeds from the exercise of stock options                     3,079     3,824
Net increase (decrease) in borrowings                         225,000    (5,000)
Acquisitions                                                 (215,227)  (60,883)
Repurchases of Tredegar common stock                                -   (36,460)
New venture capital investments, net of proceeds
    from disposals                                            (53,493)  (24,202)
Other, net                                                         64      (592)
                                                            ---------  --------
Net increase (decrease) in cash and cash equivalents           (5,975)  (96,778)
                                                            ---------  --------
Cash and cash equivalents, end of period                    $  19,434  $ 23,287
                                                            =========  ========

           Quantitative and Qualitative Disclosures About Market Risk

         Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks.

           See Note 2 on page 5 regarding credit agreements and interest rate exposures.

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned by geographic area for the first nine months of 1999 and 1998 are presented below:

                       Percentage of Consolidated Pretax
                       Income Earned by Geographic Area*

                                            Nine Months
                                          Ended Sept. 30
                                          ----------------
                                           1999        1998
                                          ------      ------
                         United States      57 %        68 %
                         Canada             19           7
                         Europe              9          11
                         Latin America       8           9
                         Asia                7           5
                                          ------      ------
                         Total             100 %       100 %
                                          ======      ======

          *Based on consolidated pretax income from continuing operations excluding venture capital activities and unusual items.


         We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. dollar, the German mark or the euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the German mark and the euro. We believe that our exposure to the Canadian dollar has been substantially neutralized by the U.S. dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S. The acquisition of Exxon Films on May 17, 1999, will increase the proportion of our income earned in the U.S.

         See Note 3 on page 6 regarding Tredegar's technology group.

                     Year 2000 Information Technology Issues0

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

         The computer hardware, software systems and communications equipment related to Exxon Films have been replaced and are now Year 2000 compliant. This business has been integrated into the enterprise-wide systems infrastructure of Tredegar Film Products. We estimate that the cost of all remediation efforts related to Exxon Films is approximately $1.9 million, most of which is being capitalized and amortized over the estimated useful life of related assets.

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

PART II -         OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  4 Credit Agreement, dated October 13, 1999, among Tredegar Corporation, the banks named therein, Bank of America, N.A. as Administrative Agent, The Bank of New York and Crestar Bank as Co-Documentation Agents

                  27    Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed for the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tredegar Corporation
                                    (Registrant)



Date:  November 12, 1999            /s/ N. A. Scher
       -------------------------    --------------------------------------------
                                    Norman A. Scher
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date:  November 12, 1999            /s/ D. Andrew Edwards
       -------------------------    --------------------------------------------
                                    D. Andrew Edwards
                                    Vice President, Treasurer and Controller
                                    (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description

      4 Credit Agreement, dated October 13, 1999, among Tredegar Corporation, the banks named therein, Bank of America, N.A. as Administrative Agent, The Bank of New York and Crestar Bank as Co-Documentation Agents

      27       Financial Data Schedule