Form 10-K
period 1999-12-31
TREDEGAR CORP
filed 2000-03-21
CIK 850429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

[ ]     TRANSACTION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to __________

                         Commission File Number 1-10258

                              TREDEGAR CORPORATION
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

Registrant's telephone number, including area code: 804-330-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
-------------------------------    ---------------------------------------------
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

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 2000: *
$768,435,366

Number of shares of Common Stock outstanding as of March 10, 2000: 37,814,461

* In determining this figure, an aggregate of 12,411,639 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on March 10, 2000, as reported by The Wall Street Journal.

--------------------------------------------------------------------------------
Documents Incorporated By Reference

           Portions of the Tredegar Corporation ("Tredegar") Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders around March 31.

--------------------------------------------------------------------------------

                       Index to Annual Report on Form 10-K

                          Year Ended December 31, 1999

Part I                                                                            Page
Item 1.    Business                                                                1-7
Item 2.    Properties                                                              7-8
Item 3.    Legal Proceedings                                                      None
Item 4.    Submission of Matters to a Vote of Security Holders                    None

----------
Part II

Item 5.    Market for Tredegar's Common Equity and Related                        9-10
           Stockholder Matters
Item 6.    Selected Financial Data                                               10-17
Item 7.    Management's Discussion and Analysis of Financial Condition           18-31
           and Results of Operations

Item 8.    Financial Statements and Supplementary Data                           34-66
Item 9.    Changes In and Disagreements With Accountants on Accounting            None
           and Financial Disclosures

Part III

Item 10.   Directors and Executive Officers of Tredegar *                        32-33
Item 11.   Executive Compensation                                                    *
Item 12.   Security Ownership of Certain Beneficial Owners and Management            *
Item 13.   Certain Relationships and Related Transactions                         None

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on                   34
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

Film Products

           Film Products manufactures plastic films for disposable personal hygiene products (primarily feminine hygiene and diaper products) and packaging, medical, industrial and agricultural products. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Film Products also has plants in the Netherlands, Hungary, Brazil, Argentina and China where it produces films for European, Latin American and Asian markets. On May 17, 1999, Film Products acquired Exxon Chemical Company's plastic film business ("Exxon Films") for $205 million (including transaction costs). The acquisition included 350 employees and two plants. The plants are located in Lake Zurich, Illinois and in Pottsville, Pennsylvania, and manufacture films used primarily in packaging, personal hygiene and medical markets. Film Products competes in all of its markets on the basis of product quality, price and service.

          Film Products produces film for several major market categories: hygiene, packaging and industrial.

Hygiene. Film Products is one of the largest U.S. suppliers of permeable, breathable, elastomeric and embossed films for disposable personal hygiene products. In each of the last three years, this class of products accounted for more than 30% of Tredegar's consolidated revenues.

           Film Products supplies permeable films for use as liners in feminine hygiene products and adult incontinent products. Film Products also supplies breathable, embossed and elastomeric films and nonwoven film laminates for use as backsheet and other components for hygienic products such as baby diapers, adult incontinent products and feminine hygiene products. Film Products' primary customer for permeable, breathable and elastomeric films and nonwoven film laminates is The Procter & Gamble Company ("P&G"), the leading global personal hygiene product manufacturer. Net sales to P&G totaled $250 million in 1999, $233.5 million in 1998 and $242.2 million in 1997 (these amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G).

           P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business.

Packaging & Industrial. Film Products produces a broad line of packaging films with an emphasis on paper and industrial packaging, as well as laminating films. These are both coextruded and monolayer films produced by either the blown or cast processes. They give our customers a competitive advantage by providing a thin gauge film that is readily printable and convertible on conventional processing equipment. Packaging and industrial films sold directly or indirectly to P&G constitutes about 35% of overall packaging and industrial films sales volume and somewhat less of related revenue.

           Coextruded and monolayer permeable films under the VisPore(R) name are also sold by Film Products. These films are used to regulate fluid and vapor transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications, permeable ground cover, natural cheese mold release cloths and rubber bale wrap.

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

Research and Development. Film Products has technical centers in Terre Haute, Indiana, and Lake Zurich, Illinois, and holds 42 U.S. patents and 14 U.S. trademarks. Expenditures for research and development have averaged $6.3 million per year during the past three years.

Fiberlux

           Fiberlux is a U.S. producer of rigid vinyl extrusions for windows and patio doors. Fiberlux products are sold to fabricators and directly to end-users. The primary raw material, polyvinyl chloride resin, is purchased in the open market and under contract. No critical shortages of polyvinyl chloride resins are expected. Fiberlux competes in all of its markets on the basis of product quality, price and service. Fiberlux holds one U.S. patent and three U.S. trademarks. Fiberlux is currently not material to Tredegar's consolidated results of operations.

Aluminum Extrusions

           Aluminum Extrusions is composed of The William L. Bonnell Company, Inc., Capitol Products Corporation, Bon L Campo Limited Partnership and Bon L Canada Inc. (together, "Aluminum Extrusions"), which produce soft alloy aluminum extrusions primarily for the building and construction, distribution, transportation, electrical and consumer durables markets. The operations associated with Bon L Campo Limited Partnership were acquired in 1997 and the operations associated with Bon L Canada Inc. were acquired in 1998 (see Note 2 on page 46).

           Aluminum Extrusions manufactures mill (unfinished), anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions to produce curtain walls, architectural shapes, tub and shower doors, window components, ladders, running boards, boat windshields, bus bars, tractor-trailer shapes, snowmobiles and furniture, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains.

           The percentage concentration of aluminum extrusions shipped to the building and construction market has declined over the past several years due primarily to acquisitions (48% in 1999 compared to 71% in 1995). A breakdown of 1999 and 1998 aluminum extrusion sales volume by market segment is shown below:

             ------------------------------------------------------
                                  % of Aluminum
                             Extrusion Sales Volume
                                by Market Segment
             ------------------------------------------------------
                                                   1999       1998

             Building and construction               48         51
             Distribution                            18          9
             Transportation                          14         15
             Electrical                               7          7
             Consumer durables                        5          7
             Other                                    8         11
             ------------------------------------------------------
             Total                                  100        100
             ------------------------------------------------------

           Raw materials for Aluminum Extrusions, consisting of aluminum ingot, aluminum scrap and various alloys, are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We do not expect critical shortages of aluminum or other required raw materials and supplies.

           Aluminum Extrusions competes primarily on the basis of product quality, service and price.

           Aluminum Extrusions holds two U.S. patents and nine U.S. trademarks.

Technology

           Our  technology   interests   include   Tredegar  Investments,  Inc.,
Molecumetics, Ltd., and Therics, Inc.

Tredegar Investments. Tredegar Investments is our venture capital subsidiary. Its investments represent high-risk stakes in technology start-up companies, primarily in the areas of Internet and information technologies, communications and life sciences. Its primary objective is to generate high after-tax internal rates of return commensurate with the level of risk involved. More information, including a schedule of investments, is provided in the business segment review on pages 29-31, and in Note 7 on page 51.

Molecumetics. Molecumetics operates a drug discovery research laboratory in Bellevue, Washington, where it uses patented chemistry to develop new drug candidates for licensing to pharmaceutical and biotechnology companies. Molecumetics has entered into a number of research collaboration and license agreements, which are described below. Each of these agreements, except for the agreement with ChoongWae Pharma Corporation ("ChoongWae"; see below), provides for research and development ("R&D") support funding. Each of these agreements, again except for the ChoongWae agreement, also provides for additional payments if Molecumetics achieves certain milestones based on the clinical progression of program compounds, as well as future royalties if sales of products from the programs occur. Revenues recognized to date relate entirely to payments received for R&D support, including revenues of $7.6 million in 1999, $5.7 million in 1998 and $2.6 million in 1997. See Note 1 on page 40 for more information on revenue recognition.

           To date, Molecumetics has not achieved any defined milestones nor does it have licensed products for which royalties are received. Any discussion of the possibility of achieving milestones or realizing future royalties would be speculative at this time. Molecumetics' operating losses were $3.4 million in 1999, $3.5 million in 1998 and $4.5 million in 1997.

           In 1999, Molecumetics entered into a research collaboration agreement with Pharmacia & Upjohn Company ("Pharmacia") to identify and develop orally active modulators of Cysteinyl aspartate-specific proteinases ("Caspases"). Caspases play a central role in apoptosis, the inappropriate control of which contributes to the underlying pathology in many human diseases. Under the agreement, Molecumetics uses its SMART Library(R) technology to optimize lead compounds, and Pharmacia is responsible for in-vivo testing and all pre-clinical and clinical development activities. Pharmacia also has worldwide exclusive rights to develop and commercialize the resulting compounds.

           In 1999, Molecumetics expanded its existing relationship with Asahi Chemical Industry Co., Ltd. (Asahi) by signing a multi-year research collaboration agreement for the discovery and development of new drugs for treatment of central nervous system, cardiovascular, inflammation and metabolism therapeutic areas. The new agreement replaces a 1997 collaboration agreement between the two companies that focused solely on cardiovascular disorders. Under the terms of the current agreement, the companies mutually select multiple molecular targets to pursue in the agreed-upon therapeutic areas. Molecumetics is responsible for providing libraries of compounds for identifying lead compounds. The two companies share the screening responsibilities and the optimization of lead compounds. Asahi is responsible for the pre-clinical development of the compounds in Japan and other Asian countries. Molecumetics retains all rights to the compounds in North America and Europe.

           In 1998, Molecumetics and Bristol-Myers Squibb Company ("BMS") entered into a three-year research alliance aimed at developing new drugs for the treatment of inflammatory and immunological diseases. The collaborative research is focused on the identification of small-molecule transcription factor inhibitors. Molecumetics also is supplying BMS with 150,000 of its proprietary MolecuSet(R) compounds for broad-based screening against a wide variety of disease targets.

           In 1998, Molecumetics signed a two-year license and supply agreement with ChoongWae, a Korean pharmaceutical company. Under terms of the agreement, ChoongWae synthesizes and delivers certain key chemical intermediates to Molecumetics in exchange for licensing rights to the jointly developed tryptase inhibitors in certain Asian countries. Molecumetics retains the rights to these compounds in all other countries. Tryptase inhibitors could be used to treat asthma, inflammatory bowel disease and psoriasis. The intermediates supplied by ChoongWae are not commercially available, and Molecumetics uses them in the tryptase inhibitors and other programs, and for synthesis of proprietary compounds using its SMART Library technology. Under the agreement, no cash settlement is involved. No revenue has been recognized, and Molecumetics expenses the costs associated with the jointly developed tryptase inhibitors program as incurred.

           In September 1997, Molecumetics signed a research and licensing collaboration agreement with Teijin Limited ("Teijin") for the optimization and development of Molecumetics' orally active inhibitors of thrombin, a key protease in the blood coagulation cascade. The resulting therapeutic drugs would be useful for treating a variety of blood-clotting disorders. Under the terms of the agreement, Molecumetics is responsible for the optimization of its lead compounds using its SMART Library technology. The two companies collaborate on preclinical studies. Teijin is responsible for the clinical development, approval and marketing of the compounds in Japan and other Asian countries. Molecumetics retains all rights to the compounds in North America and Europe.

           Molecumetics holds 14 U.S. patents and three U.S. trademarks, and has filed a number of other patent applications with respect to its technology. Molecumetics spent approximately $10.8 million in 1999, $8.5 million in 1998 and $6.7 million in 1997 on research and development activities.

Therics. On April 8, 1999, Tredegar acquired the assets of Therics for cash consideration of $13.6 million (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar paid approximately $10.2 million to effectively acquire the remaining 81% ownership interest. Based in Princeton, New Jersey, Therics is developing new microfabrication technology that has potential applications in drug delivery and a variety of other medical markets. Its primary focus is on commercializing the TheriForm(TM) process, a new and unique process for manufacturing oral and implantable drugs and bioimplantable reconstructive body parts. Among other things, this technology enables drug companies to build precise amounts of active drugs and excipients in specific locations within each tablet. As a result, the internal architecture of each tablet can be designed to provide unique release profiles that are tailored to meet medical needs.

           In connection with the acquisition, Tredegar recognized a charge of $3.5 million (classified as an unusual item in the consolidated statement of income) in the second quarter of 1999 related to the write-off of acquired in-process research and development (primarily the TheriForm process). The amount of the charge was determined through an independent third-party analysis using the income approach. At the date of acquisition, the TheriForm process was 90% complete and will be considered technologically feasible upon the successful manufacture of an FDA-validated product. The uncertainties involved include the ability to:

- Meet machine performance objectives in a sustainable manufacturing environment
- Produce machines for large-scale commercial production
- Meet customer requirements with regard to price and performance objectives
- Achieve technological and commercial feasibility within the anticipated cost structure and timetable

           The technology has no alternative future use for which technological feasibility has been achieved. The estimated cost to complete the development at the acquisition date was $4.6 million, over 70% of which was projected for 1999 and 2000. Therics had revenues of $161,000 and an operating loss of $5.2 million for the period from the acquisition date (April 8, 1999) through December 31, 1999.

           In 1999, Therics signed a five-year collaboration agreement with Warner-Lambert Company aimed at developing formulations of several model compounds to be chosen by the parties, which formulations could then be used as templates for the development of the same or different compounds. Therics will receive R&D support funding for its work under this agreement.

           Revenues recognized by Therics in 1999 relate entirely to payments received for R&D support. See Note 1 on page 40 for more information on revenue recognition.

           The immediate challenges at Therics are to enter into additional collaborations and to advance internal product development efforts.

           Therics is exclusively licensed in the healthcare field under 10 U.S. patents, owns 1 U.S. patent, has applied for 7 U.S. trademarks, and has filed a number of other patent applications with respect to its technology. For the period from the acquisition date to the end of 1999, Therics spent approximately $4.5 million on research and development activities.

Miscellaneous

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products, Molecumetics and Therics. We routinely apply for patents on significant developments with respect to all of our businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $22.3 million in 1999, $14.5 million in 1998 and $13.2 million in 1997 on research and development activities.

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

Employees.  Tredegar employed approximately 3,700 people at December 31, 1999.

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


           Our principal plants and facilities are listed below:

Film Products                                                      Principal Operations

Locations in the United States     Locations in Foreign Countries

Carbondale, Pennsylvania           Budapest, Hungary               Production of plastic films
LaGrange, Georgia                  Guangzhou, China (leased)
Lake Zurich, Illinois              Kerkrade, the Netherlands
Manchester, Iowa                   San Juan, Argentina
New Bern, North Carolina           Sao Paulo, Brazil
Pottsville, Pennsylvania
Tacoma, Washington (leased)
Terre Haute, Indiana (2)
    (technical center and
    production facility)

Fiberlux Locations                                                 Principal Operations

Pawling, New York                                                  Production of vinyl extrusions
                                                                   for windows and patio doors

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


Technology

           Tredegar Investments leases office space in Seattle, Washington, and Palo Alto, California. Molecumetics leases its laboratory space in Bellevue, Washington. Therics leases space in Princeton, New Jersey.

Item 3.    LEGAL PROCEEDINGS

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

Item 5.    MARKET FOR TREDEGAR'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Market Prices of Common Stock and Shareholder Data

           Our common stock is traded on the New York Stock Exchange under the ticker symbol TG. We have no preferred stock outstanding. There were 37,661,140 shares of common stock held by 6,057 shareholders of record on December 31, 1999.

           The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

        ---------------------------------------------------------------
                                   1999                     1998
                            -------------------      ------------------
                             High         Low         High        Low

        First quarter       $ 32.38      $22.50      $24.70      $19.00
        Second quarter        32.94       20.50       30.67       23.81
        Third quarter         23.69       20.38       29.94       16.13
        Fourth quarter        23.19       16.06       26.25       19.00
        ----------------------------------------------------------------

Dividend Information

           On May 20, 1998, we declared a three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998. Accordingly, all historical references to per-share amounts, shares repurchased and the shares used to compute earnings per share have been restated to reflect the split.

           The quarterly dividend rate was increased to:

- 2.67 cents per share effective January 1, 1997
- 3 cents per share effective October 1, 1997
- 4 cents per share effective July 1, 1998

           All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 9 on page 54 for restriction on minimum shareholders' equity required.

Annual Meeting

           Our annual meeting of shareholders will be held on May 24, 2000, beginning at 9:30 a.m. EDT at The Jefferson Hotel in Richmond, Virginia. Formal notices of the annual meeting, proxies and proxy statements will be mailed to shareholders around March 31.

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

Tredegar Corporation
Corporate Communications Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone:  804-330-1044
E-mail:  invest@tredegar.com
Web site:  http://www.tredegar.com

Quarterly Information

           We do not generate or distribute quarterly reports to shareholders. Information on quarterly results can be obtained from our Web site and from quarterly Form 10-Qs filed with the Securities and Exchange Commission.

Counsel                                             Independent Accountants

Hunton & Williams                                   PricewaterhouseCoopers LLP
Richmond, Virginia                                  Richmond, Virginia


Item 6.    SELECTED FINANCIAL DATA

           The tables that follow on pages 11-17 present certain selected financial and segment information for the eight years ended December 31, 1999.

EIGHT-YEAR  SUMMARY
------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries

Years Ended December 31                   1999        1998        1997        1996        1995        1994        1993       1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share data)

Results of Operations (a):

Net sales                             $820,411    $699,796    $581,004    $523,551    $589,454    $502,208    $449,208   $445,229
Other income (expense), net             (4,362)      4,015      17,015       4,248        (669)       (296)       (387)       226
---------------------------------------------------------------------------------------------------------------------------------
                                       816,049     703,811     598,019     527,799     588,785     501,912     448,821    445,455
---------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                     648,254     553,184     457,896     417,014     489,931     418,469     376,580    369,738
Selling, general & administrative
   expenses                             47,357      39,493      37,035      39,719      48,229      47,978      47,973     48,130
Research and development expenses       22,313      14,502      13,170      11,066       8,763       8,275       9,141      5,026
Amortization of intangibles              3,430         205          50         256         579       1,354       2,706        914
Interest expense (b)                     9,088       1,318       1,952       2,176       3,039       4,008       5,044      5,615
Unusual items                            4,065 (c)    (101)(d)  (2,250)(e) (11,427)(f)     (78)(g)  16,494 (h)     452 (i)     90(j)
---------------------------------------------------------------------------------------------------------------------------------
                                       734,507     608,601     507,853     458,804     550,463     496,578     441,896    429,513
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                  81,542      95,210      90,166      68,995      38,322       5,334       6,925     15,942
Income taxes                            28,894      31,054 (d)  31,720      23,960      14,269       3,917       3,202 (i)  6,425
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations (a)   52,648      64,156      58,446      45,035      24,053       1,417       3,723      9,517
Income from discontinued Energy
   segment operations (a)                    -       4,713           -           -           -      37,218       6,784      5,795
---------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary item
   and cumulative effect of
   accounting changes                   52,648      68,869      58,446      45,035      24,053      38,635      10,507     15,312
Extraordinary item - prepayment
   premium on extinguishment
   of debt (net of tax)                      -           -           -           -           -           -      (1,115)         -
Cumulative effect of accounting
   changes                                   -           -           -           -           -           -         150          -
---------------------------------------------------------------------------------------------------------------------------------
Net income                             $52,648     $68,869     $58,446     $45,035     $24,053     $38,635     $ 9,542    $15,312
---------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Continuing operations (a)              1.36        1.66        1.48        1.15         .60         .03         .08        .19
   Discontinued Energy segment
     operations (a)                          -         .12           -           -           -         .79         .14        .12
---------------------------------------------------------------------------------------------------------------------------------
   Before extraordinary item and
     cumulative effect of accounting
     changes                              1.36        1.78        1.48        1.15         .60         .82         .22        .31
   Net income                             1.36        1.78        1.48        1.15         .60         .82         .19        .31
---------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

EIGHT-YEAR  SUMMARY

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries

Years Ended December 31                       1999       1998       1997       1996       1995         1994       1993         1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share data)
Share Data:

Equity per share                            $ 9.88     $ 8.46     $ 7.34     $ 5.79     $ 4.67       $ 4.25     $ 3.45       $ 3.31
Cash dividends declared per share              .16        .15        .11        .09        .06          .05        .05          .05
Weighted average common shares outstanding
   during the period                        36,992     36,286     36,861     36,624     38,748       46,572     49,029       49,023
Shares used to compute diluted earnings
   per share during the period              38,739     38,670     39,534     39,315     40,110       46,842     49,182       49,176
Shares outstanding at end of period         37,661     36,661     37,113     36,714     36,528       40,464     49,029       49,023
Closing market price per share:
   High                                      32.94      30.67      24.65      15.13       7.72         4.14       4.00         4.14
   Low                                       16.06      16.13      12.54       6.83       3.86         3.11       2.78         2.22
   End of year                               20.69      22.50      21.96      13.38       7.17         3.86       3.33         3.44
Total return to shareholders (k)              (7.3)%      3.1%      65.0%      87.8%      87.2%        17.4%      (1.7)%       57.4%

Financial Position:

Total assets                               792,487    457,178    410,937    341,077    314,052      318,345    353,383      354,910
Working capital excluding cash and
   cash equivalents                         80,594     52,050     30,279     31,860     54,504       53,087     62,064       56,365
Current ratio                                2.0:1      1.9:1      3.1:1      3.2:1      1.8:1        1.9:1      2.1:1        2.0:1
Cash and cash equivalents                   25,752     25,409    120,065    101,261      2,145        9,036          -            -
Venture capital investments:
   Cost basis                              135,469     60,617     25,826      6,048      3,410        2,200        800          200
   Carrying value                          140,698     60,024     33,513      6,048      3,410        2,200        800          200
   Estimated fair value                    205,363     70,841     40,757     15,000      5,700        2,300        800          200
   Net asset value                         180,201     67,160     35,382     11,777      4,876        2,264        800          200
Ending consolidated capital employed(l)    616,476    309,886    182,481    146,284    203,376      200,842    266,088      263,897
Capital employed of divested and
   discontinued operations (Molded
   Products, Brudi and the Energy
   segment) (a)                                  -          -          -          -     60,144       59,267     98,903       96,830
Debt                                       270,000     25,000     30,000     35,000     35,000       38,000     97,000      101,500
Shareholders' equity (net book value)      372,228    310,295    272,546    212,545    170,521      171,878    169,088      162,397
Equity market capitalization (m)           779,112    824,873    814,940    491,050    261,784      156,236    163,430      168,857
Net debt (cash) (debt less cash and cash
   equivalents) as a % of net capitalization  39.6%      (0.1)%    (49.4)%    (45.3)%     16.2%        14.4%      36.5%        38.5%
------------------------------------------------------------------------------------------------------------------------------------

 Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Net Sales
------------------------------------------------------------------------------------------------------------------------------------
Segment                              1999        1998         1997         1996         1995         1994          1993         1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                   $ 342,300   $ 286,965    $ 298,862    $ 257,306    $ 237,770    $ 188,672     $ 177,052    $ 183,117
Fiberlux                            9,092      11,629       10,596       10,564       11,329       11,479        10,239       10,655
Aluminum Extrusions               461,241     395,455      266,585      219,044      221,657      193,870       166,465      150,524
Technology:
   Molecumetics                     7,617       5,718        2,583           36            -          200             -            -
   Therics                            161           -            -            -            -            -             -            -
   Other                                -          29        2,378        2,090        1,953        2,517         2,994            -
------------------------------------------------------------------------------------------------------------------------------------

   Total ongoing operations (n)   820,411     699,796      581,004      489,040      472,709      396,738       356,750      344,296

Divested operations (a):
   Molded Products                      -           -            -       21,131       84,911       76,579        68,233       80,834
   Brudi                                -           -            -       13,380       31,834       28,891        24,225       20,099
------------------------------------------------------------------------------------------------------------------------------------
   Total                        $ 820,411   $ 699,796    $ 581,004    $ 523,551    $ 589,454    $ 502,208     $ 449,208    $ 445,229
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
--------------------------------------------------------------------------------------------------------------------------------
Segment                             1999          1998        1997        1996         1995         1994        1993        1992
--------------------------------------------------------------------------------------------------------------------------------
(In thousands)


Film Products:
   Ongoing operations           $ 59,554      $ 53,786    $ 50,463    $ 43,158     $ 36,019     $ 34,726    $ 22,320    $ 26,700
   Unusual items                  (1,170)(c)         -           -         680 (f)    1,750 (g)        -      (1,815)(i)       -
--------------------------------------------------------------------------------------------------------------------------------
                                  58,384        53,786      50,463      43,838       37,769       34,726      20,505      26,700
--------------------------------------------------------------------------------------------------------------------------------
Fiberlux:
   Ongoing operations                 57         1,433         845       1,220          452          950         557        (127)
   Unusual items                       -             -           -           -            -            -           -           -
--------------------------------------------------------------------------------------------------------------------------------
                                      57         1,433         845       1,220          452          950         557        (127)
--------------------------------------------------------------------------------------------------------------------------------
Aluminum Extrusions:
   Ongoing operations             56,501        47,091      32,057      23,371       16,777       11,311       7,964       4,180
   Unusual items                       -          (664)(d)       -           -            -            -           -           -
--------------------------------------------------------------------------------------------------------------------------------
                                  56,501        46,427      32,057      23,371       16,777       11,311       7,964       4,180
--------------------------------------------------------------------------------------------------------------------------------
Technology:
   Molecumetics                   (3,421)       (3,504)     (4,488)     (6,564)      (4,769)      (3,534)     (3,324)     (1,031)
   Therics                        (5,235)            -           -           -            -            -           -           -
   Venture capital investments    (7,079)          615      13,880       2,139         (695)           -           -           -
   Other                               -          (428)       (267)       (118)        (566)      (5,354)     (6,380)       (834)
   Unusual items                  (3,607)(c)       765 (d)       -           -       (1,672)(g)   (9,521)(h)   2,263 (i)   1,092 (j)
--------------------------------------------------------------------------------------------------------------------------------
                                 (19,342)       (2,552)      9,125      (4,543)      (7,702)     (18,409)     (7,441)       (773)
--------------------------------------------------------------------------------------------------------------------------------
Divested operations (a):
   Molded Products                     -             -           -       1,011        2,718       (2,484)       (228)      1,176
   Brudi                               -             -           -         231          222         (356)        177         513
   Unusual items                       -             -       2,250 (e)  10,747 (f)        -       (6,973)(h)       -      (1,182)(j)
--------------------------------------------------------------------------------------------------------------------------------
                                       -             -       2,250      11,989        2,940       (9,813)        (51)        507
--------------------------------------------------------------------------------------------------------------------------------
Total operating profit            95,600        99,094      94,740      75,875       50,236       18,765      21,534      30,487
Interest income (p)                1,419         2,279       4,959       2,956          333          544           -           -
Interest expense (b)               9,088         1,318       1,952       2,176        3,039        4,008       5,044       5,615
Corporate expenses, net            6,389         4,845       7,581       7,660        9,208        9,967       9,565 (i)   8,930
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing
   operations before
   income taxes                   81,542        95,210      90,166      68,995       38,322        5,334       6,925      15,942
Income taxes                      28,894        31,054 (d)  31,720      23,960       14,269        3,917       3,202       6,425
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations 52,648        64,156      58,446      45,035       24,053        1,417       3,723       9,517
Income from discontinued Energy

   segment operations (a)              -         4,713           -           -            -       37,218       6,784       5,795
--------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary
   item and cumulative effect
   of accounting changes        $ 52,648      $ 68,869    $ 58,446    $ 45,035     $ 24,053     $ 38,635    $ 10,507    $ 15,312
--------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets
------------------------------------------------------------------------------------------------------------------------------------
Segment                             1999          1998        1997         1996         1995          1994         1993         1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                  $ 360,517     $ 132,241   $ 123,613    $ 116,520    $ 118,096     $ 108,862    $ 109,916    $ 112,153
Fiberlux                           7,859         7,811       6,886        6,203        6,330         6,448        6,667        7,762
Aluminum Extrusions              216,258       201,518     101,855       83,814       80,955        89,406       89,498       93,365
Technology:
   Molecumetics                    4,749         5,196       2,550        2,911        2,018         1,536        1,926        1,415
   Therics                         9,905             -           -            -            -             -            -            -
   Investments and other (o)     145,028        61,098      34,611        7,760        5,442         5,780       13,321       15,441
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets for ongoing
operations                       744,316       407,864     269,515      217,208      212,841       212,032      221,328      230,136

Nonoperating assets held for sale      -             -           -            -        6,057         5,018        3,605        4,330
General corporate                 22,419        23,905      21,357       22,608       20,326        12,789       12,031       11,745
Cash and cash equivalents         25,752        25,409     120,065      101,261        2,145         9,036            -            -

Divested operations (a):
   Molded Products                     -             -           -            -       44,173        48,932       54,487       50,151
   Brudi                               -             -           -            -       28,510        30,538       30,956       28,744
Net assets of discontinued Energy
   segment operations (a)              -             -           -            -            -             -       30,976       29,804
------------------------------------------------------------------------------------------------------------------------------------
   Total                       $ 792,487     $ 457,178   $ 410,937    $ 341,077    $ 314,052     $ 318,345    $ 353,383    $ 354,910
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1999         1998        1997         1996        1995         1994        1993         1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                       $ 18,751     $ 11,993    $ 10,947     $ 11,262     $ 9,766      $ 9,097     $ 9,200      $ 7,697
Fiberlux                                 498          544         515          507         577          644         826          883
Aluminum Extrusions                    9,484        8,393       5,508        5,407       5,966        5,948       6,240        7,093
Technology:
   Molecumetics                        1,490        1,260         996          780         592          573         443            -
   Therics                             1,195            -           -            -           -            -           -            -
   Investments and other                  22           21         135          161         197          720       1,868            -
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                           31,440       22,211      18,101       18,117      17,098       16,982      18,577       15,673
General corporate                        253          254         313          390         481          570         685          703
------------------------------------------------------------------------------------------------------------------------------------
   Total ongoing operations           31,693       22,465      18,414       18,507      17,579       17,552      19,262       16,376
Divested operations (a):
   Molded Products                         -            -           -        1,261       5,055        5,956       5,289        5,416
   Brudi                                   -            -           -          550       1,201        1,337       1,272        1,085
------------------------------------------------------------------------------------------------------------------------------------
   Total                            $ 31,693     $ 22,465    $ 18,414     $ 20,318    $ 23,835     $ 24,845    $ 25,823     $ 22,877
------------------------------------------------------------------------------------------------------------------------------------
Capital Expenditures,
Acquisitions and Investments
------------------------------------------------------------------------------------------------------------------------------------
Segment                                 1999         1998        1997         1996        1995         1994        1993         1992
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                       $ 25,296     $ 18,456    $ 15,354     $ 11,932    $ 10,734      $ 6,710     $ 6,561     $ 12,931
Fiberlux                                 812        1,477         530          417         465          416          14          283
Aluminum Extrusions                   16,388       10,407       6,372        8,598       5,454        4,391       1,870        2,487
Technology:
   Molecumetics                        1,362        3,561         366        1,594         894          178         939        1,414
   Therics                               757            -           -            -           -            -           -            -
   Investments and other                   -           54           5           14           -           99         905            -
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                           44,615       33,955      22,627       22,555      17,547       11,794      10,289       17,115
General corporate                        606          115          28          143         231          191       2,440          316
------------------------------------------------------------------------------------------------------------------------------------
   Capital expenditures for ongoing
     operations                       45,221       34,070      22,655       22,698      17,778       11,985      12,729       17,431
Divested operations (a):
   Molded Products                         -            -           -        1,158       6,553        2,988       3,235        2,441
   Brudi                                   -            -           -          104         807          606         516          833
------------------------------------------------------------------------------------------------------------------------------------
   Total capital expenditures         45,221       34,070      22,655       23,960      25,138       15,579      16,480       20,705
Acquisitions and other               215,227       72,102      13,469            -       3,637            -       5,099       17,422
Venture capital investments           81,747       35,399      20,801        3,138       1,904        1,400         600          200
------------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 342,195    $ 141,571    $ 56,925     $ 27,098    $ 30,679     $ 16,979    $ 22,179     $ 38,327
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

 NOTES TO FINANCIAL TABLES
 -----------------------------
 (In thousands, except per-share amounts)

 (a) On August 16, 1994, Tredegar completed the divestiture of its coal subsidiary, The Elk Horn Coal Corporation. On February 4, 1994, we sold our remaining oil and gas properties. As a result of these events, we report the Energy segment as discontinued operations. In 1998, discontinued operations includes gains for the reimbursement of payments made by us to the United Mine Workers of America Combined Benefit Fund (the "Fund") and the reversal of a related accrued liability established to cover future payments to the Fund (see Note 18 on page 65). On March 29, 1996, we sold Molded Products. During the second quarter of 1996, we completed the sale of Brudi. The operating results for Molded Products were historically reported as part of the Plastics segment on a combined basis with Film Products and Fiberlux. Likewise, results for Brudi were combined with Aluminum Extrusions and reported as part of the Metal Products segment. Accordingly, results for Molded Products and Brudi have been included in continuing operations. We began reporting Molded Products and Brudi separately in our segment disclosures in 1995 after announcing our intent to divest these businesses.

 (b) Interest expense has been allocated between continuing and discontinued operations based on relative capital employed (see (a)).

 (c) Unusual items for 1999 include a charge for costs associated with the evaluation of financing and structural options for the Technology Group ($149), a gain on the sale of corporate real estate ($712), a charge related to a write-off of in-process research and development expenses associated with the Therics acquisition ($3,458, see Note 2 on page 46) and a charge for the write-off of excess packaging film capacity ($1,170).

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

 (f) Unusual items for 1996 include a gain on the sale of Molded Products ($19,893), a gain on the sale of a former plastic films manufacturing site site in Fremont, California ($1,968), a charge related to the loss on the divestiture of Brudi ($9,146) and a charge related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films ($1,288).

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

 (i) Unusual items in 1993 include estimated costs related to the sale of a Film Products plant in Flemington, New Jersey ($1,815), and the reorganization of corporate functions ($900), partially offset by the gain on the sale of our remaining investment in Emisphere Technologies, Inc. ($2,263). Income taxes includes a tax charge of $348 for the impact on deferred taxes of a one percent increase in the federal income tax rate.

 (j) Unusual items in 1992 include the write-off of certain goodwill in Molded Products ($1,182), partially offset by the gain on the sale of a portion of an investment in Emisphere Technologies, Inc. ($1,092).

 (k) Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

 (l) Consolidated capital employed is debt plus shareholders' equity minus cash and cash equivalents.

 (m) Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.

 (n) Net sales include sales to P&G totaling $250,020 in 1999, $233,493 in 1998 and $242,229 in 1997. These amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G.

 (o) Included in the investments and other category of the Technology segment are APPX Software (sold in 1998 - see (d)) and venture capital investments in which our ownership is less than 20% (see Note 7 on page 51).

 (p)  Interest income was insignificant prior to 1994.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Tredegar is a manufacturer of plastic film, aluminum extrusions and vinyl extrusions. We also have interests in a variety of technology-based businesses. Descriptions of our businesses and interests are provided on pages 1-7.

           Our manufacturing businesses are quite different from our technology interests. Our manufacturing businesses can be analyzed and valued by traditional measures of earnings and cash flow, and because they generate positive ongoing cash flow, they can be leveraged with borrowed funds.

           Our technology operating companies, Molecumetics and Therics, are drug research and delivery start-up companies. Each generates operating losses and negative cash flow in the form of net R&D expenditures. Neither has licensed products to-date, and revenues consist entirely of collaboration revenues (R&D support payments). They may never generate profits or positive cash flow. If they were stand-alone, independent operations they would typically be financed by private venture capital.

           Our venture capital investments represent high-risk stakes in technology start-up companies, primarily in the areas of Internet and information technologies, communications and life sciences. Our primary objective in the venture capital area is to generate high after-tax internal rates of return commensurate with the level of risk involved.

           In summary, we have a variety of business interests with dramatically different risk profiles, which makes the communication of operating results more difficult, especially since we only have one class of stock. As a result, the segment information presented on pages 13-17, and the business segment review on pages 26-31, is critical to the understanding of our operating results and business risks.

           On September 24, 1999, we announced that our board of directors is evaluating alternative financing and structural options for the Technology Group (Tredegar Investments, Molecumetics and Therics). These options are still being studied.

Results of Operations

                                1999 versus 1998

Revenues. Net sales in 1999 increased by 17% over 1998 due primarily to acquisitions. Pro forma net sales were up 1.4% for the year ($863.7 million in 1999 versus $851.6 million in 1998) as higher pro forma sales in Aluminum Extrusions (up 4.5%) and higher R&D support revenues at Molecumetics were offset by lower pro forma sales in Film Products (down 1.9%). Pro forma sales assume that acquisitions occurred at the beginning of 1998 (see Note 2 on page 46). Net losses from venture capital investment activities totaled $7.1 million ($4.5 million after income taxes) in 1999. Net gains from venture capital investment activities totaled $615,000 ($394,000 after income taxes) in 1998.

           Venture capital investment gains and losses recognized are included in "Other income (expense), net" in the consolidated statements of income on page 36 and "Venture capital investments" in the operating profit table on page
14. Beginning April 1, 1998, we began classifying the stand-alone operating expenses (primarily employee compensation and benefits and leased office space and equipment) for our venture capital investment activities with gains and losses in "Venture capital investments" in the operating profit table. Prior to that time they were classified in the "Other" category of the technology segment. These expenses, which continue to be reported in selling, general and administrative expenses in the consolidated statements of income, totaled $2.5 million in 1999, $2.1 million in 1998, $1.7 million for the nine months ended December 31, 1998, and $1 million in 1997.

           For more information on net sales and venture capital investment activities, see the business segment review on pages 26-31.

Operating Costs and Expenses. The gross profit margin during 1999 remained unchanged at 21%, as a decline in the gross profit margin at Film Products was offset by an increase in margins at Aluminum Extrusions. Lower gross profit margins in Film Products were due mainly to lower volume and weakness in international markets. Higher margins in Aluminum Extrusions were due primarily to strong demand and higher volume.

           Selling, general and administrative expenses ("SG&A") expenses in 1999 were $47.4 million, up from $39.5 million in 1998 due primarily to:

-  The acquisition of Exxon Films (impact of approximately $4 million)
- A full year of SG&A for the aluminum extrusion plants acquired in Canada last year (impact of approximately $1.5 million)
-  Increases in SG&A  salaries and wages (up approximately 4%)

As a percentage of sales, SG&A expenses increased to 5.8% in 1999 compared with 5.6% in 1998.

           R&D expenses increased to $22.3 million in 1999 from $14.5 million in 1998 due to the acquisition of Therics (impact of $4.5 million), higher spending at Molecumetics in support of collaboration programs (up $2.3 million) and higher product development spending at Film Products (up $1 million).

           Unusual charges (net) in 1999 totaled $4.1 million ($2.6 million after income taxes) and included:

- A fourth-quarter charge of $149,000 ($95,000 after taxes) for costs associated with the evaluation of financing and structural options for the Technology Group
- A third-quarter gain of $712,000 ($456,000 after taxes) on the sale of corporate real estate (included in "Corporate expenses, net" in the operating profit table on page 14)
- A second-quarter charge of $3.5 million ($2.2 million after taxes) related to the write-off of in-process R&D expenses associated with the Therics acquisition (see page 5 for more information)
- A second-quarter charge of $1.2 million ($749,000 after taxes) for the write-off of excess packaging film capacity

           For more information on costs and expenses, see the business segment review on pages 26-31.

Interest Income and Expense. Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, decreased to $1.4 million in 1999 from $2.3 million in 1998 due to a lower average cash equivalents balance (see "Cash Flows" on page 23 for more information) and yields. The average tax-equivalent yield earned on cash equivalents was approximately 5.1% in 1999 and 5.6% in 1998. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

           Interest expense increased to $9.1 million in 1999 from $1.3 million in 1998 due to higher average debt outstanding of $165.3 million ($143 million of average variable-rate debt and $22.3 million of average fixed-rate debt) in 1999 compared to $27.3 million in 1998 (all fixed-rate debt). The impact on interest expense of higher average debt (see "Cash Flows" on page 23 for more information) was partially offset by:

- Lower average interest cost of 6.2% in 1999 (6.1% average on variable-rate debt and 7.2% on fixed-rate debt) versus 7.2% in 1998 (all fixed-rate debt)
- Higher capitalized interest from higher capital expenditures ($1.6 million in 1999 versus $915,000 in 1998)

Income Taxes. The effective tax rate, excluding unusual items and venture capital investment activities, was approximately 35.5% in 1999 compared to 35% in 1998. The increase during 1999 was due to a higher effective state income tax rate and lower tax-exempt interest income, partially offset by a higher R&D tax credit from higher R&D expenses. See Note 15 on page 62 for additional tax rate information.

                                1998 versus 1997

Revenues. Net sales in 1998 increased by 20% over 1997 due primarily to acquisitions. Pro forma net sales were flat for the year as higher pro forma sales in Aluminum Extrusions (up 3%), higher collaboration revenues at Molecumetics and higher sales at Fiberlux were offset by lower sales in Film Products (down 4%). Net gains realized from venture capital investment activities totaled $615,000 ($394,000 after income taxes) in 1998 and $13.9 million ($8.9 million after income taxes) in 1997. For more information on net sales and venture capital investment activities, see the business segment review on pages 26-31.

Operating Costs and Expenses. The gross profit margin during 1998 decreased to 21% from 21.2% in 1997 due primarily to acquisitions in Aluminum Extrusions. The acquired businesses generally have lower margins than those realized in Film Products. Higher contract research revenues had a positive impact on margins.

           SG&A expenses in 1998 were $39.5 million, up from $37 million in 1997 due to acquisitions, partially offset by lower charges for the savings restoration plan and higher pension income. As a percentage of sales, SG&A expenses declined to 5.6% in 1998 compared with 6.4% in 1997.

           Research and development expenses increased to $14.5 million in 1998 from $13.2 million in 1997 due to higher spending at Molecumetics in support of collaboration programs. Research and development spending at Film Products in 1998 was about the same as 1997, with primary focus on breathable and elastomeric film technologies, which were commercialized in 1998.

           Unusual income (net) in 1998 totaled $101,000 ($2.4 million after income tax benefits) and included:

- A fourth-quarter charge of $664,000 ($425,000 after taxes) related to the shutdown of the powder-coat paint line at the aluminum extrusion facility in Newnan, Georgia
- A first-quarter gain of $765,000 ($2.8 million after tax benefits) on the sale of APPX Software

           Income taxes for continuing operations in 1998 include a tax benefit of $2 million related to the sale of APPX Software, reflecting a tax benefit for the excess of its income tax basis over its financial reporting basis.

           For more information on costs and expenses, see the business segment review on pages 26-31.

Interest Income and Expense. Interest income decreased to $2.3 million in 1998 from $5 million in 1997 due to a lower average cash equivalents balance (see "Cash Flows" on page 23 for more information). The average tax-equivalent yield earned on cash equivalents was approximately 5.6% in 1998 and 5.7% in 1997.

           Interest expense decreased to $1.3 million in 1998 from $2 million in 1997 due to higher capitalized interest from higher capital expenditures, the 1997 write-off of deferred financing costs related to the refinancing of our revolving credit facility, and lower average debt outstanding.

Income Taxes. The effective tax rate, excluding unusual items and venture capital investment activities, was approximately 35% in 1998 and 1997, as the impact of a decline in average tax-exempt investments was offset by a lower effective state income tax rate. See Note 15 on page 62 for additional tax rate information.

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

Financial Condition

                                     Assets

           Total assets increased to $792.5 million at December 31, 1999, from $457.2 million at December 31, 1998, due mainly to:

- The acquisition of Exxon Films on May 17, 1999 (total assets acquired of $210 million)
- New venture capital investments ($77.8 million, net of proceeds from invest-ments sold)
- Higher receivables and inventories supporting manufacturing operations (up $15.4 million)
- Capital expenditures in excess of depreciation and amortization($13.5 million)
- An increase in unrealized appreciation from available-for-sale securities (up $10.9 million)
- The acquisition of Therics on April 8, 1999 (total assets acquired of $10.1 million net of the in-process R&D write-off of $3.5 million)

                        Liabilities and Available Credit

           Total liabilities were $420.3 million at December 31, 1999, up from $146.9 million at December 31, 1998, due primarily to:

- Higher debt (net increase of $245 million - see "Cash Flows" on page 23 for more information)
- Higher accounts payable primarily in support of manufacturing operations (up $11.4 million)
- Liabilities  assumed  from the acquisition of Exxon Films ($5 million)
- An increase in the deferred income tax liability of $8.3 million, including an increase due to higher unrealized appreciation from available-for-sale securities ($3.9 million)

           Debt outstanding of $270 million at December 31, 1999, consisted of a $250 million term loan and a note payable with a remaining balance $20 million. We also have a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at December 31, 1999). The facility matures on July 9, 2002, with an annual extension of one year permitted subject to the approval of participating banks. See Note 9 on page 54 for more information on debt and credit agreements.

                              Shareholders' Equity

         At December 31, 1999, Tredegar had 37,661,140 shares of common stock outstanding and a total market capitalization of $779.1 million, compared with 36,660,751 shares outstanding and a total market capitalization of $824.9 million at December 31, 1998.

         We did not purchase any shares of our common stock during 1999. During 1998, we purchased 1,667,054 shares of our common stock for $36.8 million ($22.06 per share). During 1997, we purchased 166,989 shares of our common stock for $2.5 million ($15.15 per share). Since becoming an independent company in 1989, we have purchased a total of 20.2 million shares, or 35% of our issued and outstanding common stock, for $115.5 million ($5.70 per share). Under a standing authorization from our board of directors, we may purchase an additional four million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

                                   Cash Flows

           The reasons for the changes in cash and cash equivalents during 1999, 1998 and 1997, are summarized below:

------------------------------------------------------------------------------------------------
                                                                              (In Millions)
                                                                   1999        1998        1997
------------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                     $ 25.4      $120.1      $101.3
------------------------------------------------------------------------------------------------
Cash provided by continuing operating activities
    in excess of capital expenditures and dividends                40.8        33.2        39.5
Cash used by discontinued operations                                  -        (1.9)          -
Proceeds from the exercise of stock options (including
    related income tax benefits realized by Tredegar)               7.4         6.2         4.8
Acquisitions (see Note 2 on page 46)                             (215.2)      (60.9)      (13.5)
Repurchases of Tredegar common stock                                  -       (36.8)       (2.5)
New venture capital investments, net of proceeds
    from disposals (see Note 7 on page 51)                        (77.8)      (29.9)       (5.7)
Other, net                                                           .2          .4         1.2
Net increase (decrease) in borrowings                             245.0        (5.0)       (5.0)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 .4       (94.7)       18.8
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                           $ 25.8      $ 25.4      $120.1
------------------------------------------------------------------------------------------------

           Net cash provided by continuing operating activities in excess of capital expenditures and dividends increased $7.6 million in 1999 due primarily to higher cash flow from operating activities, partially offset by higher capital expenditures (up $11.2 million).

           Capital expenditures in 1999 reflect the normal replacement of machinery and equipment and:

- Machinery and equipment purchased for the Hungary facility, which produces disposable films for hygiene products marketed in Eastern Europe
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing conventional diaper backsheet and other components in order to improve comfort and fit)
-    Further expansion of diaper backsheet film capacity in Brazil
-    Commercial production capacity for new film products
- Expenditures for the second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia (the first phase was completed in 1996)

           Net cash provided by continuing operating activities in excess of capital expenditures and dividends decreased $6.3 million in 1998 due primarily to higher capital expenditures for manufacturing and research operations and higher dividends, partially offset by improved operating results. Cash used by discontinued operations of $1.9 million was due to the recapture of tax deductions previously taken on the UMWA Fund liability, partially offset by reimbursements received from the UMWA Fund.

           Capital  expenditures   increased  $11.4  million  in  1998.  Capital
expenditures in 1998 reflect the normal replacement of machinery and equipment and:

-  The new facility in Hungary
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films
-  Expansion of diaper backsheet film capacity in Brazil
- The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia
-  Expansion of Molecumetics' research lab in Bellevue, Washington

           Net cash provided by continuing operating activities in excess of capital expenditures and dividends was $39.5 million in 1997, up from $18.1 million in 1996 due primarily to:

-  Improved operating results
- Lower capital expenditures in Aluminum Extrusions due to the completion of the first phase of the modernization project at the Newnan plant in late 1996
- Lower capital expenditures due to the 1996 Molded Products and Brudi divestitures (Molded Products and Brudi had combined capital expenditures of $1.3 million in 1996)

These items were partially offset in 1997 by:

-  Income taxes paid on venture capital investment net gains
- Higher capital expenditures in Film Products reflecting normal replacement of machinery and equipment and permeable film additions, including expansion into China and Eastern Europe

           Quantitative and Qualitative Disclosures about Market Risk

           Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks. See Note 9 on page 54 regarding credit agreements and interest rate exposures.

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

           In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire aluminum, based on the scheduled deliveries. See Note 6 on page 50 for more information.

           We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales, income and total assets related to foreign markets for 1999 and 1998 are presented below:

---------------------------------------------------------------------------------------------
                                    Tredegar Corporation
     Percentage of Net Sales, Pretax Income and Total Assets Related to Foreign Markets
---------------------------------------------------------------------------------------------
                               1999                                     1998
              -------------------------------------------------------------------------------

                % of Total      % of Total   % Total    % of Total     % of Total    % Total
                Net Sales     Pretax Income* Assets -   Net Sales     Pretax Income* Assets -
                ---------     ---------------           ---------     ---------------
              Exports Foreign ExportsForeign Foreign  ExportsForeign  ExportsForeign Foreign
               From   Oper-    From   Oper-   Oper-    From   Oper-    From  Oper-    Oper-
               U.S.   ations   U.S.  ations  ations    U.S.  ations    U.S.  ations  ations
               ----   ------   ----  ------  ------    ----  ------    ----  ------  ------

Canada              3     19       6      12      12       3      15       6      7       20
Europe              1      4       3       7       3       1       4       1     10        3
Latin America       3      2       7       3       2       3       4       4      5        4
Asia                4      1       5       2       1       4       -       6     (1)       1
---------------------------------------------------------------------------------------------
Total % exposure
    to foreign
    markets        11     26      21      24      18      11      23      17     21       28
---------------------------------------------------------------------------------------------

* The percentages of pretax income for foreign markets are relative to Tredegar's total pretax income from manufacturing and technology operations (consolidated pretax income from continuing operations excluding venture capital investment activities and unusual items).

           We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. Dollar, the German Mark or the Euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the German Mark and the Euro. We believe that our exposure to the Canadian Dollar has been substantially neutralized by the U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S. The acquisition of Exxon Films on May 17, 1999, has increased the proportion of assets located in the U.S. It has also increased the amount of operating profit earned in the U.S., partially offset by higher U.S. Dollar interest expense on higher debt related to the acquisition.

           We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See the business segment review on page 29 and Note 7 on page 51 for more information.

                            New Accounting Standards

           The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2001.

Business Segment Review

                                  Film Products

Sales. Film Products sales increased by 19% in 1999 due to the acquisition of Exxon Films on May 17, 1999 (see Note 2 on page 46), partially offset by lower volume in existing operations. Lower volume from existing operations (down 4.6%) was due to:

- The transition to breathable and elastomeric films (these films are replacing conventional diaper backsheet and other diaper components in order to improve comfort and fit)
-    Lower volume due to decline in the market share of a major customer
- Weakness in international markets (volume was down 3.7% for European operations and down 13.3% for Latin American operations)

On a pro forma basis (assuming the acquisition of Exxon Films occurred at the beginning of 1998), Film Products sales declined by almost 2% to $386 million in 1999 from $393 million in 1998.

           Film Products sales decreased by 4% in 1998 due to lower selling prices reflecting lower average plastic resin costs and lower volume of plastic film in Asia (primarily supplied to P&G), partially offset by:

-    Sales of breathable backsheet and other new products to P&G
- Higher volume of VisPore(R) film (primarily used for ground cover applica-tions)
-    Higher volume of permeable film supplied to P&G in Europe
-    Higher sales to new customers

Operating Profit. Film Products operating profit (excluding unusual items) was $59.6 million in 1999, up from $53.8 million in 1998 due to the acquisition of Exxon Films, partially offset by lower profit from existing operations. Lower profit from existing operations (down $6.9 million or 12.8%) was due to:

- Lower volume from the transition to new products and lower customer market share as noted above
- Weakness in international markets (profits down $2.3 million for foreign operations), including a decline in profits in Brazil (down $2 million due primarily to the economic impact of the devaluation of the Real) and lower profits from European operations (down $2.8 million due mainly to lower volume and higher losses of $900,000 from start-up of the new plant in Hungary), partially offset by higher profits in China (up $2.6 million)
-    Higher product development spending (up $1 million)

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

           Identifiable Assets. Identifiable assets in Film Products were $360.5 million in 1999, up from $132.2 million in 1998 due primarily to:

- The acquisition of Exxon Films (assets acquired totaled $210 million, including goodwill of $115 million)
- Higher receivables and inventories (up $9 million) reflecting primarily higher raw material costs from higher plastic resin prices at the end of the year
- Capital expenditures in excess of depreciation and amortization ($6.5 million)

           Identifiable assets in Film Products were $132.2 million in 1998, up from $123.6 million in 1997 due primarily to capital expenditures in excess of depreciation and amortization.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $18.8 million in 1999, up from $12 million in 1998 due to the acquisition of Exxon Films. Depreciation and amortization for Film Products was $12 million in 1998, up from $10.9 million in 1997 due to higher capital expenditures.

           Capital expenditures in Film Products in 1999 reflect the normal replacement of machinery and equipment and:

- Machinery and equipment purchased for the Hungary facility, which produces disposable films for hygiene products marketed in Eastern Europe
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films
-    Further expansion of diaper backsheet film capacity in Brazil
-    Commercial  production  capacity for new products

           Capital expenditures in Film Products for 1998 reflect the normal replacement of machinery and equipment and:

-     The new facility in Hungary
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films
-     Expansion of diaper backsheet film capacity in Brazil

                                    Fiberlux

           Fiberlux is currently not material to the consolidated results of operations.

                               Aluminum Extrusions

Sales. Sales in Aluminum Extrusions increased by 17% in 1999 due to acquisitions in 1998 (there were no acquisitions in Aluminum Extrusions in 1999 - see Note 2 on page 46) and higher volume from strong demand (see our market segments in the table on page 3), partially offset by lower average selling prices. Volume was up 10.6% on a comparable basis excluding acquisitions. Lower average selling prices (down about 6 cents per pound or 4%) were due primarily to lower average raw material (aluminum) costs. On a pro forma basis, assuming acquisitions in Aluminum Extrusions in 1997 and 1998 occurred at the beginning of 1997, sales increased by 4.5% in 1999.

           Sales in Aluminum Extrusions increased by 48% in 1998 due to acquisitions and strength in all building and construction markets and higher sales to distributors. Pro forma sales in Aluminum Extrusions increased by 3% in 1998.

Operating Profit. Operating profit increased by 20% in 1999 due to higher volume and acquisitions as noted above. Operating results were adversely affected by press and furnace repairs and resulting downtime at the El Campo, Texas facility, and expenses and disruptions associated with the second phase of the press modernization project at the Newnan, Georgia plant (the first phase was completed in 1996).

           Operating profit increased by 47% in 1998 due to higher volume, related lower unit conversion costs and acquisitions. Conversion costs were also reduced by an insurance recovery of $791,000 related to expenses incurred in 1997 for repairs to the casting furnaces at the Newnan, Georgia, plant.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $216.3 million in 1999, up from $201.5 million in 1998, due primarily to:

- Capital expenditures in excess of depreciation and amortization ($6.9 million)
- Higher accounts receivable (up $7 million) from higher sales in the fourth quarter of 1999 compared to the fourth quarter of 1998

            Identifiable assets in Aluminum Extrusions were $201.5 million in 1998, up from $101.9 million in 1997, due to acquisitions (assets related to acquisitions in 1998 totaled $97 million, including goodwill of $13.1 million) and capital expenditures in excess of depreciation and amortization ($2 million).

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $9.5 million in 1999, up from $8.4 million in 1998 due to acquisitions. Depreciation and amortization for Aluminum Extrusions was $8.4 million in 1998, up from $5.5 million in 1997 due to acquisitions, partially offset by the full depreciation of certain assets in 1997.

           Capital expenditures in 1999 and 1998 reflect the normal replacement of machinery and equipment, and expenditures for the second phase of the press modernization project at the Newnan plant. Total capital outlays for this project are expected to be $10 million, of which $6.2 million was spent in 1999 and $1.3 million was spent in 1998.

                                   Technology

           Revenues recognized to date for technology operating companies, Molecumetics and Therics (Therics was acquired on April 8, 1999), relate entirely to payments received for R&D support, including revenues of $7.8 million in 1999, $5.7 million in 1998 and $2.6 million in 1997. Operating losses (excluding unusual items) from technology operating companies increased by $5.2 million in 1999 due to the acquisition of Therics. R&D support revenues from collaboration arrangements increased at Molecumetics in 1999, but were offset by related higher R&D expenses. Operating losses at Molecumetics declined to $3.5 million in 1998 from $4.5 million in 1997 due to R&D support revenues from collaborations. See pages 3-6 for more information on Molecumetics and Therics.

           Changes in Technology segment identifiable assets over the last three years are summarized below:

-----------------------------------------------------------------------------------------------
                                                                         (In Millions)
                                                                  1999        1998        1997
-----------------------------------------------------------------------------------------------
Technology segment identifiable assets,
    beginning of year                                           $ 66.3      $ 37.2      $ 10.7
-----------------------------------------------------------------------------------------------
Molecumetics:
    Capital expenditures, primarily expansion of its
      research lab in Bellevue, Washington                         1.4         3.6          .4
    Depreciation                                                  (1.5)       (1.3)       (1.1)
Therics:
    Assets acquired (see Note 2 on page 46)                       13.6           -           -
    Write-off of in-process R&D (unusual item, see
      pages 5-6)                                                  (3.5)          -           -
    Capital expenditures                                            .8           -           -
    Depreciation                                                   (.5)          -           -
    Amortization of intangibles                                    (.7)          -           -
Tredegar Investments (see Note 7 on page 51):
    New investments                                               81.7        35.4        20.8
    Proceeds from the sale of investments                         (3.9)       (5.5)      (15.1)
    Realized gains                                                 3.1         4.6        14.3
    Realized losses, write-offs and write-downs                   (7.7)       (2.3)        (.4)
    Transfer of carrying value of Therics out of
      portfolio (acquired by Tredegar)                            (3.4)          -           -
    Increase (decrease) in unrealized gain on
      available-for-sale securities                               10.9        (5.7)        7.8
Other (primarily increase in deferred income tax
    asset in 1999)                                                 3.0          .3         (.2)
-----------------------------------------------------------------------------------------------
Net increase in Technology segment identifiable
    assets                                                        93.3        29.1        26.5
-----------------------------------------------------------------------------------------------
Technology segment identifiable assets,
    end of year                                                $ 159.6      $ 66.3      $ 37.2
-----------------------------------------------------------------------------------------------

           Tredegar Investments is our venture capital subsidiary. A schedule of investments is provided in Note 7 on page 51. Information on how we account for and value our venture capital investments is provided in Note 1 on page 41.

           The appreciation (depreciation) in net asset value ("NAV") related to venture capital investment activities for the last three years is summarized below:

--------------------------------------------------------------------------------------------
                                                                         (In Millions)
                                                              1999         1998        1997
--------------------------------------------------------------------------------------------
Net realized gains, losses, writedowns and related
    operating expenses for venture capital
    investments reflected in consolidated
    statements of income (net of tax)                        $ (4.5)       $ .4       $ 8.2
Change in unrealized appreciation of venture
    capital investments (net of tax)                           41.4        (1.4)        4.0
--------------------------------------------------------------------------------------------
Appreciation (depreciation) in net asset value
    related to venture capital investment activities         $ 36.9      $ (1.0)     $ 12.2
--------------------------------------------------------------------------------------------

           The substantial increase in the net asset value in 1999 was due to a strong market for technology investments, IPOs and mergers, especially in the fourth quarter of 1999, and further maturity of the companies in the portfolio. The following companies held directly in the portfolio, or held indirectly through our interests in other venture capital funds, accounted for more than half of the net asset value appreciation in 1999:

-    Caliper  Technologies  Corporation,  IPO  ($4.4 million NAV appreciation in
     1999)
- Monterey Networks, acquired by Cisco Systems through merger (indirectly held through our interest in Communications Ventures II, L.P.) ($4.4 million NAV appreciation in 1999)
- Digital Island, IPO (indirectly held through our interest in Vanguard V, L.P.) ($3.4 million NAV appreciation in 1999)
- Cobalt Networks, Inc., IPO (indirectly held through our interest in Vanguard V, L.P.) ($2.8 million NAV appreciation in 1999)
- V-Bits, Inc., acquired by Cisco Systems through merger ($2.7 million NAV appreciation in 1999)
- Superconductor Technologies, Inc. ($1 million NAV appreciation in 1999 on common stock equivalent basis)
- Lightspeed International, acquired by Cisco Systems through merger (indirectly held through our interest in Vanguard V, L.P.) ($1.3 million NAV appreciation in 1999)

           Higher valuations (net of writedowns) of private securities in the portfolio (direct and indirect) accounted for most of the remaining appreciation in NAV. The cost basis, carrying value and net asset value of the venture capital portfolio is reconciled on the next page.

--------------------------------------------------------------------------------------------------
                                                                           (In Millions)
                                                                            December 31
                                                                  --------------------------------
                                                                   1999         1998        1997
--------------------------------------------------------------------------------------------------
Cost basis of venture capital investments                         $ 135.5      $ 60.6      $ 25.9
Writedowns taken on securities held (charged to
    earnings)                                                        (7.8)       (2.7)        (.2)
Unrealized appreciation on public securities held
    by Tredegar (reflected directly in equity net of
    deferred income taxes)                                           13.0         2.1         7.8
--------------------------------------------------------------------------------------------------
Carrying value of venture capital investments
    reflected in the balance sheet                                  140.7        60.0        33.5
Unrealized appreciation in private securities held by
    Tredegar and in its indirect interest in all securities
    held by venture capital funds                                    64.7        10.8         7.3
--------------------------------------------------------------------------------------------------
Estimated fair value of venture capital investments                 205.4        70.8        40.8
Estimated income taxes on assumed disposal at
    fair value                                                      (25.2)       (3.7)       (5.4)
--------------------------------------------------------------------------------------------------
Estimated NAV of venture capital investments                      $ 180.2      $ 67.1      $ 35.4
--------------------------------------------------------------------------------------------------

           Our internal rate of return ("IRR") since inception in 1992 through December 31, 1999, is estimated at 51% (34% after income taxes), but is not necessarily indicative of the IRR that we will generate in the future. The pooled IRR for the venture capital industry reported by Venture Economics/Thomson Financial Securities Data ("Venture Economics") was 35.2% for the five years ended September 30, 1999, 20.8% for the 10 years ended September 30, 1999, and 16.3% for the 20 years ended September 30, 1999.

           IRR is the discount rate that equates the net present value of investment cash inflows with investment cash outflows. The IRR is calculated as an annualized compounded rate of return using actual investment cash flows, modified to incorporate our share of the current valuation of unliquidated holdings and operating expenses (and taxes in case of the after-tax IRR). The pooled IRR for the venture capital industry was computed by Venture Economics from the combined cash flows and net asset values of all venture capital funds in their database as if the funds were one portfolio. These are pre-tax returns and computed on the same basis as Tredegar's pre-tax IRR. However, it is important to note that the predominant structure for private venture capital funds is the limited partnership, which, unlike corporations, is not subject to income taxes. As a result, the after-tax IRR for most private venture capital funds is equal to the funds' pre-tax IRR.

           Our  portfolio  is  subject  to  risks   typically   associated  with
investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See the index on page 34 for references to the report of independent accountants, management's report on the financial statements, the consolidated financial statements and selected quarterly financial data.

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

           The information included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference.

           Set forth below are the names, ages and titles of our executive officers:

Name                  Age   Title

John D. Gottwald      45    President and Chief Executive Officer

Douglas R. Monk       54    Executive Vice President and Chief Operating Officer

Norman A. Scher       62    Executive Vice President and Chief Financial Officer

D. Andrew Edwards     41    Vice President, Treasurer and Controller

Michael W. Giancaspro 44    Vice President, Corporate Development

Nancy M. Taylor       40    Vice President, General Counsel and Secretary


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

Michael W. Giancaspro. Mr. Giancaspro served as Director of Corporate Planning from March 31, 1989, until February 27, 1992, when he was elected Vice President, Corporate Planning. On January 1, 1998, his position was changed to Vice President, Corporate Development. Mr. Giancaspro has submitted his resignation effective as of April 30, 2000.


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

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

           REPORTS ON FORM 8-K

           (a)    List of documents filed as a part of the report:

                  (1)      Financial statements:

                                  Tredegar Corporation

                  Index to Financial Statements and Supplementary Data

                                                                                           Page

                  Report of Independent Accountants                                         35
                  Management's Report on the Financial Statements                           35
                  Financial Statements (Audited):
                          Consolidated Statements of Income for the Years Ended             36
                                  December 31, 1999, 1998 and 1997
                          Consolidated Balance Sheets as of December 31,                    37
                                  1999 and 1998
                          Consolidated Statements of Cash Flows for the Years Ended         38
                                  December 31, 1999, 1998 and 1997
                          Consolidated Statements of Shareholder's Equity for the           39
                                  Years Ended December 31, 1999, 1998 and 1997
                          Notes to Financial Statements                                   40-65
                  Selected Quarterly Financial Data (Unaudited)                             66

                  (2)      Financial statement schedules:

                           None

                  (3)      Exhibits:

                           See Exhibit Index on page 69.

           (b)    Reports on Form 8-K

                  We did not file or amend any reports on Form 8-K during the last quarter of the year ended December 31, 1999.

INDEPENDENT ACCOUNTANTS' AND MANAGEMENT'S REPORTS

         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tredegar Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Tredegar Corporation and Subsidiaries ("Tredegar") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Richmond, Virginia

January 20, 2000

                 MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS

         Tredegar's management has prepared the financial statements and related notes appearing on pages 36-65 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

         Tredegar maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.

         These financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was made in accordance with generally accepted auditing standards and included a review of Tredegar's internal accounting controls to the extent considered necessary to determine audit procedures.

         The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the Board on recommendation of the Audit Committee, subject to shareholder approval.

 CONSOLIDATED  STATEMENTS  OF  INCOME
-----------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries

 Years Ended December 31                          1999       1998       1997
-----------------------------------------------------------------------------
 (In thousands, except per-share amounts)

 Revenues:
    Net sales                                 $820,411  $ 699,796  $ 581,004
    Other income (expense), net                 (4,362)     4,015     17,015
-----------------------------------------------------------------------------
      Total                                    816,049    703,811    598,019
-----------------------------------------------------------------------------

 Costs and expenses:
    Cost of goods sold                         648,254    553,184    457,896
    Selling, general and administrative         47,357     39,493     37,035
    Research and development                    22,313     14,502     13,170
    Amortization of intangibles                  3,430        205         50
    Interest                                     9,088      1,318      1,952
    Unusual items                                4,065       (101)    (2,250)
-----------------------------------------------------------------------------
      Total                                    734,507    608,601    507,853
-----------------------------------------------------------------------------
 Income from continuing operations
     before income taxes                        81,542     95,210     90,166
 Income taxes                                   28,894     31,054     31,720
-----------------------------------------------------------------------------
 Income from continuing operations              52,648     64,156     58,446
 Income from discontinued operations                 -      4,713          -
-----------------------------------------------------------------------------
 Net income                                   $ 52,648   $ 68,869   $ 58,446
-----------------------------------------------------------------------------
 Earnings per share:
    Basic:

      Continuing operations                     $ 1.42     $ 1.77     $ 1.59
      Discontinued operations                        -        .13          -
-----------------------------------------------------------------------------
      Net income                                $ 1.42     $ 1.90     $ 1.59
-----------------------------------------------------------------------------
    Diluted:
      Continuing operations                     $ 1.36     $ 1.66     $ 1.48
      Discontinued operations                        -        .12          -
-----------------------------------------------------------------------------
      Net income                                $ 1.36     $ 1.78     $ 1.48
-----------------------------------------------------------------------------

 See accompanying notes to financial statements.

 CONSOLIDATED  BALANCE  SHEETS
-----------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries

 December 31                                                 1999       1998
-----------------------------------------------------------------------------
 (In thousands, except share amounts)

 Assets
 Current assets:
    Cash and cash equivalents                            $ 25,752   $ 25,409
    Accounts and notes receivable                         121,820     94,341
    Inventories                                            53,129     34,276
    Deferred income taxes                                  11,230      8,762
    Prepaid expenses and other                              2,657      3,536
-----------------------------------------------------------------------------
      Total current assets                                214,588    166,324
-----------------------------------------------------------------------------
 Property, plant and equipment, at cost:
    Land and land improvements                             12,328      9,162
    Buildings                                              62,466     51,633
    Machinery and equipment                               392,771    295,616
-----------------------------------------------------------------------------
      Total property, plant and equipment                 467,565    356,411
    Less accumulated depreciation                         224,158    200,380
-----------------------------------------------------------------------------
    Net property, plant and equipment                     243,407    156,031
 Venture capital investments                              140,698     60,024
 Other assets and deferred charges                         41,250     41,886
 Goodwill and other intangibles                           152,544     32,913
-----------------------------------------------------------------------------
      Total assets                                       $792,487  $ 457,178
-----------------------------------------------------------------------------
 Liabilities and Shareholders' Equity
 Current liabilities:
    Accounts payable                                     $ 61,476   $ 47,551
    Accrued expenses                                       45,030     41,071
    Income taxes payable                                    1,736        243
-----------------------------------------------------------------------------
      Total current liabilities                           108,242     88,865
 Long-term debt                                           270,000     25,000
 Deferred income taxes                                     33,205     24,914
 Other noncurrent liabilities                               8,812      8,104
-----------------------------------------------------------------------------
      Total liabilities                                   420,259    146,883
-----------------------------------------------------------------------------
 Commitments and contingencies (Notes 7, 12 and 17)
 Shareholders' equity:
    Common stock (no par value):
      Authorized 150,000,000 shares;
      Issued and outstanding - 37,661,140 shares
       in 1999 and 36,660,751 in 1998                     103,327     95,893
    Common stock held in trust for savings restoration
      plan (53,871 shares in 1999 and 1998)                (1,212)    (1,212)
    Accumulated other comprehensive income (loss):
      Unrealized gain on available-for-sale securities      8,330      1,376
      Foreign currency translation adjustment              (1,672)    (2,519)
    Retained earnings                                     263,455    216,757
-----------------------------------------------------------------------------
      Total shareholders' equity                          372,228    310,295
-----------------------------------------------------------------------------
      Total liabilities and shareholders' equity         $792,487  $ 457,178
-----------------------------------------------------------------------------

 See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries

Years Ended December 31                                               1999          1998      1997
------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income from continuing operations                        $52,648     $ 64,156    $58,446
   Adjustments for noncash items:
     Depreciation                                                28,263       22,260     18,364
     Amortization of intangibles                                  3,430          205         50
     Write-off of in-process R&D acquired and other intangibles   3,725            -          7
     Deferred income taxes                                        1,456          431      3,341
     Accrued pension income and postretirement benefits          (2,904)      (3,931)    (2,975)
     Loss (gain) on sale of venture capital investments           4,622       (2,267)   (13,880)
     Loss (gain) on equipment writedowns and divestitures           458         (101)    (2,250)
     Net cash used by discontinued operating activities               -       (1,910)         -
   Changes in assets and liabilities, net of
     effects from acquisitions and divestitures:
     Accounts and notes receivable                              (13,293)      (4,271)    (1,937)
     Inventories                                                 (2,120)      (4,035)       994
     Income taxes recoverable and other prepaid expenses          1,059        1,263        280
     Accounts payable and accrued expenses                       15,547          665      8,010
   Other, net                                                      (871)      (1,691)    (2,130)
------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                   92,020       70,774     66,320
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                         (45,221)     (34,070)   (22,655)
   Acquisitions (net of cash acquired of $1,097 in
     1998; excludes equity issued of $11,219 in 1998)          (215,227)     (60,883)   (13,469)
   Venture capital investments                                  (81,747)     (35,399)   (20,801)
   Proceeds from the sale of venture capital investments          3,936        5,462     15,060
   Proceeds from property disposals and divestitures              1,424          747      2,637
   Other, net                                                    (1,326)         (74)      (359)
------------------------------------------------------------------------------------------------
     Net cash used in investing activities                     (338,161)    (124,217)   (39,587)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Dividends paid                                                (5,950)      (5,404)    (4,181)
   Net increase (decrease) in borrowings                        245,000       (5,000)    (5,000)
   Repurchases of Tredegar common stock                               -      (36,774)    (2,531)
   Tredegar common stock purchased by trust for
     savings restoration plan                                         -         (192)    (1,020)
   Proceeds from exercise of stock options (including
     related income tax benefits realized)                        7,434        6,157      4,803
------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        246,484      (41,213)    (7,929)
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    343      (94,656)    18,804
Cash and cash equivalents at beginning of period                 25,409      120,065    101,261
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $25,752     $ 25,409   $120,065
------------------------------------------------------------------------------------------------

Supplemental cash flow information:

   Interest payments (net of amount capitalized)                $ 5,554      $ 1,333    $ 1,968
   Income tax payments, net                                     $24,367     $ 34,464    $24,485
------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

 CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
--------------------------------------------------------------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries
                                                                                                    Accumulated
                                                                                                Other Comprehensive
                                                                                                    Income (Loss)
                                                                                                --------------------
                                                                                                Unrealized
                                                                                   Trust for     Gain on     Foreign    Total
                                                                                    Savings     Available-   Currency   Share-
                                                      Common Stock     Retained    Restora-      for-Sale     Trans-   holders'
                                                    Shares     Amount  Earnings    tion Plan    Securities    lation    Equity
--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per-share data)

 Balance December 31, 1996                        36,714,159  $113,019 $ 99,027    $    -       $     -       $  499    $212,545
--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                             -         -   58,446         -             -            -      58,446
    Other comprehensive income (loss):
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax provision of $2,824)                    -         -        -         -         5,020            -       5,020
      Foreign currency translation adjustment
       (net of tax benefit of $289)                        -         -        -         -             -         (536)       (536)
                                                                                                                        ---------
    Comprehensive income                                                                                                  62,930
 Cash dividends declared ($.113 per share)                 -         -   (4,181)        -             -            -      (4,181)
 Repurchases of Tredegar common stock               (166,989)   (2,531)       -         -             -            -      (2,531)
 Issued upon exercise of stock options
    (including related income tax benefits
    realized by Tredegar of $2,042)                  566,565     4,803        -         -             -            -       4,803
 Tredegar common stock purchased by
    trust for savings restoration plan                     -         -        -    (1,020)            -            -      (1,020)
--------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1997                        37,113,735   115,291  153,292    (1,020)        5,020          (37)    272,546
--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                             -         -   68,869         -             -            -      68,869
    Other comprehensive loss:
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax benefit of $2,049)                      -         -        -         -        (3,644)           -      (3,644)
      Foreign currency translation adjustment
       (net of tax benefit of $1,336)                      -         -        -         -             -       (2,482)     (2,482)
                                                                                                                       ---------
    Comprehensive income                                                                                                  62,743
 Cash dividends declared ($.15 per share)                  -         -   (5,404)        -             -            -      (5,404)
 Shares issued for acquisition                       380,172    11,219        -         -             -            -      11,219
 Repurchases of Tredegar common stock             (1,667,054)  (36,774)       -         -             -            -     (36,774)
 Issued upon exercise of stock options
    (including related income tax benefits
    realized by Tredegar of $2,521)                  833,898     6,157        -         -             -            -       6,157
 Tredegar common stock purchased by
    trust for savings restoration plan                     -         -        -      (192)            -            -        (192)
--------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1998                        36,660,751    95,893  216,757    (1,212)        1,376       (2,519)    310,295
--------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                             -         -   52,648         -             -            -      52,648
    Other comprehensive income:
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax benefit of $3,911)                      -         -        -         -         6,954            -       6,954
      Foreign currency translation adjustment
       (net of tax benefit of $466)                        -         -        -         -             -           847        847
                                                                                                                       ---------
    Comprehensive income                                                                                                  60,449
 Cash dividends declared ($.16 per share)                  -         -   (5,950)        -             -             -     (5,950)
 Issued upon exercise of stock options
    (including related income tax benefits
    realized by Tredegar of $3,007)                1,000,389     7,434        -         -             -             -     7,434
-------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1999                        37,661,140  $103,327 $263,455  $ (1,212)       $ 8,330     $ (1,672) $372,228
-------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries
(In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries ("Tredegar") is engaged in the manufacture of plastic films, vinyl extrusions and aluminum extrusions. We also have interests in a variety of technology-based businesses. For more information on our products, principal markets and customers, see the "Description of Business" on pages 1-7 and the segment tables on pages 13-17.

         During 1997-1999, we made several acquisitions (see Note 2).

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its subsidiaries. Intercompany accounts and transactions within Tredegar have been eliminated. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

Revenue Recognition. Revenue from the sale of products is recognized when title and risk of loss have transferred to the buyer, which is when the product is shipped.

           Contract research revenue from collaboration agreements with our technology operating companies (Molecumetics and Therics) is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, contract research support payments received in advance are recorded as deferred revenue and recognized as revenue only after the services to which they relate have been performed. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total research and development labor plan, as appropriate. A contract is considered substantially complete when the remaining costs and potential risks associated with that contract are insignificant in amount. There is little or no profit generated from contract research support programs. At December 31, 1999, no contractually-defined milestones had been achieved and there were no licensed products. Accordingly, no milestone-driven revenue or royalties have been recognized.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with maturities of three months or less when purchased. At December 31, 1999 and 1998, Tredegar had approximately $25,000 invested in securities with maturities of two months or less.

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

         Property, plant and equipment includes capitalized interest of $1,550 in 1999, $915 in 1998 and $751 in 1997.

         Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets.

Investments. We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. These investments individually represent ownership interests of less than 20%.

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

         We write-down or write-off an investment and recognize a loss when events indicate that the investment is permanently impaired. For private securities and ownership interests in private venture capital funds, permanent impairment is deemed to exist whenever the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, permanent impairment is deemed to exist if analyst reports or other information on the company indicates that recovery of value above cost basis is unlikely within several quarters.

         The fair value of securities of public companies is determined based on closing price quotations, subject to estimated restricted stock discounts. Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption to the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded. Restricted issues of the same class of stock that is publicly traded are classified as available-for-sale securities if the securities can be reasonably expected to qualify for sale within one year. We estimate discounts to apply to restricted stock based on the circumstances surrounding each security, including the restriction period, the average trading volume of the security relative to our holdings and the discount applied by other venture capital funds with similar restrictions, if known.

         We estimate the fair value of securities of private companies using purchase cost, prices of recent significant private placements of securities of the same issuer, changes in financial condition and prospects of the issuer, and estimates of liquidation value. The fair value of ownership interests in private venture capital funds is based on our estimate of our distributable share of fund net assets using, among other information:

- The general partners' estimate of the fair value of nonmarketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation)
- Closing bid prices of publicly traded securities held by the funds, subject to estimated restricted stock discounts
-    Fund formulas for allocating profits, losses and distributions

         The limited partnership agreements for each venture capital fund that we participate in are similar. Generally, 80% of the capital transaction gain or loss and net income or loss is allocated to all partners in proportion to their respective total capital contributions. The remaining 20% is allocated to the general partner. Should the allocation of losses lead to a negative balance in the capital account of the general partner, the amount of loss necessary to bring the general partner's capital account to zero is reallocated to limited partners. If the capital accounts of the limited partners include reallocated loss from the general partner, the 20% share of capital transaction gains allocable to the general partner is first applied to the limited partners until the loss is restored in the ratio of 99:1 in favor of the limited partners. The remaining reallocated capital transaction gains or net income or loss, if any, are allocated to the general partner and limited partners according to their normal allocation percentages.

         Because of the inherent uncertainty associated with the valuations of restricted securities or securities for which there is no public market, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies usually have higher volatility and risk than the U.S. stock market as a whole.

         Gains and losses recognized are included in "Other income (expense), net" in the consolidated statements of income on page 36 and "Venture capital investments" in the operating profit table on page 48. Beginning April 1, 1998, we began classifying the stand-alone operating expenses (primarily employee compensation and benefits and leased office space and equipment) for our venture capital investment activities with gains and losses in "Venture capital investments" in the operating profit table. Prior to that time they were classified in the "Other" category of the technology segment. These expenses, which continue to be reported in selling, general and administrative expenses in the consolidated statements of income, totaled $2,457 in 1999, $2,073 in 1998, $1,651 for the nine months ended December 31, 1998, and $1,033 in 1997.

Goodwill and Other Intangibles. The components of goodwill and other intangibles at December 31, 1999 and 1998, and related amortization periods are as follows:

-------------------------------------------------------------------------------------------------------------
December 31                                                      1999         1998        Amortization Periods
-------------------------------------------------------------------------------------------------------------

Goodwill at acquisition date related to:
    The acquisition of the assets of the plastic films business
      of Exxon Chemical Company (May 17, 1999)                   $115,243     $     -     30 years
    The acquisition of the assets of Therics, Inc.
      (April 8, 1999)                                               4,908           -     10 years
    The acquisition of Exal Aluminum Inc. (June 11, 1998)          13,074      13,074     40 years
    Acquisitions prior to November 1, 1970, and
      relating to Aluminum Extrusions                              19,484      19,484     Not amortized
Other Therics intangibles at acquisition date:
      In-process R&D                                                3,458           -     Immediate write-off
      Tradename                                                     2,236           -     10 years
      Workforce                                                       881           -     5 years
Other (primarily patent rights and licenses acquired)                 603         810     No more than 17 yrs.
-------------------------------------------------------------------------------------------------------------
Total                                                             159,887      33,368
Accumulated amortization and in-process R&D write-off              (7,343)       (455)
-------------------------------------------------------------------------------------------------------------
    Net                                                          $152,544     $32,913
-------------------------------------------------------------------------------------------------------------

          We evaluate the periods of amortization continually to determine whether events and circumstances warrant revised estimates of useful lives.

Impairment of Long-Lived Assets. We review long-lived tangible and intangible assets for possible impairment on a quarterly basis. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered cash flows expected to result from the use of the asset and its eventual disposition. Assets (including intangibles) are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset.

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

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 15). We accrue U.S. federal income taxes on undistributed earnings of our foreign subsidiaries.

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

         Transaction and remeasurement exchange gains or losses included in income were not material in 1999, 1998 and 1997.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

----------------------------------------------------------------------------------------
                                                       1999          1998          1997
----------------------------------------------------------------------------------------

Weighted average shares outstanding used
     to compute basic earnings per share         36,991,974    36,286,476    36,862,917
 Incremental shares issuable upon the
     assumed exercise of stock options            1,747,504     2,383,147     2,672,469
----------------------------------------------------------------------------------------
 Shares used to compute diluted
     earnings per share                          38,739,478    38,669,623    39,535,386
----------------------------------------------------------------------------------------


         Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Stock Options. Stock options, stock appreciation rights ("SARs") and restricted stock grants are accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations whereby:

- No compensation cost is recognized for fixed stock option or restricted stock grants unless the quoted market price of the stock at the measurement date (ordinarily the date of grant or award) is in excess of the amount the employee is required to pay
- Compensation cost for SARs is recognized and adjusted up through the date of exercise or forfeiture based on the estimated number of SARs expected to be exercised multiplied by the difference between the market price of our stock and the amount the employee is required to pay

         The company provides additional pro forma disclosures of the fair value based method (see Note 11).

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

         The   available-for-sale   securities   adjustment   included   in  the
consolidated statement of shareholders' equity is comprised of the following components:

-------------------------------------------------------------------------------------
                                                    1999          1998          1997
-------------------------------------------------------------------------------------

 Available-for-sale securities adjustment:
     Unrealized net holding gains (losses)
       arising during the period                $ 12,295      $ (3,426)     $ 21,724
     Income taxes                                 (4,426)        1,233        (7,822)
     Reclassification adjustment for net
       losses (gains) realized in income          (1,429)       (2,267)      (13,880)
     Income taxes                                    514           816         4,998
-------------------------------------------------------------------------------------
 Available-for-sale securities adjustment        $ 6,954      $ (3,644)      $ 5,020
-------------------------------------------------------------------------------------

2        ACQUISITIONS

         On May 17, 1999, Tredegar acquired the assets of Exxon Chemical Company's plastic films business ("Exxon Films") for cash consideration of approximately $205,007 (including transaction costs). The acquisition was funded with borrowings under our revolving credit facility, and has since been refinanced by our new term loan (see Note 9). The asset-purchase structure, unlike a stock-purchase transaction, allows Tredegar to deduct for tax purposes over time the full value of depreciable fixed assets and intangibles (goodwill).

         In addition to Exxon Films, Tredegar acquired:

-       The assets of Therics, Inc. ("Therics") on April 8, 1999
-       The stock of Canadian-based Exal Aluminum Inc. ("Exal") on June 11, 1998
- Two Canadian-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds") on February 6, 1998
- An aluminum extrusion and fabrication plant in El Campo, Texas, from Reynolds on May 30, 1997

         The assets of Therics were acquired for cash consideration of $13,600 (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar will have paid approximately $10,220 to effectively acquire the remaining 81% ownership interest. Tredegar recognized a nonrecurring charge of $3,458 (classified in unusual items in the consolidated statements of income) in the second quarter of 1999 related to the write-off of acquired in-process R&D (see more information on pages 5-6).

         Exal was acquired for $44,106 (including transaction costs), which was comprised of:

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

         The aluminum extrusion plants acquired in the Exal transaction are located in Pickering, Ontario and Aurora, Ontario. Both facilities manufacture extrusions for distribution, transportation, electrical, machinery and equipment, and building and construction markets. The Pickering facility also produces aluminum logs and billet for internal use and for sale to customers.

         The two Canadian-based aluminum extrusion and fabrication plants were acquired from Reynolds for cash consideration of $29,093 (including transaction costs). The plants are located in Ste-Therese, Quebec, and Richmond Hill, Ontario. Both facilities manufacture products used primarily in building and construction, transportation, electrical, machinery and equipment, and consumer durables markets.

         The aluminum extrusion and fabrication plant in El Campo, Texas, was acquired from Reynolds for cash consideration of $13,469 (including transaction costs). The El Campo facility extrudes and fabricates products used primarily in transportation, electrical and consumer durables markets.

         Detailed pro forma financial information for these acquisitions was included in our Form 8-K/As filed on June 25, 1999, and August 19, 1998. Selected 1999 and 1998 historical and pro forma financial information for Tredegar is as follows (assumes the acquisitions occurred at the beginning of 1998):

-----------------------------------------------------------------------------------------------
                    Selected Historical and Pro Forma Financial Information

------------------------------------------------------------------------------------------------
                                                       Historical         Pro Forma (Unaudited)
                                               ------------------------- -----------------------
                                                    1999         1998         1999         1998
------------------------------------------------------------------------------------------------
Net sales                                       $820,411     $699,796     $863,706     $851,631
Income from continuing operations                 52,648       64,156       51,323       56,332
Diluted earnings per share from continuing
    operations                                      1.36         1.66         1.32         1.45
------------------------------------------------------------------------------------------------

         These acquisitions were accounted for using the purchase method. No goodwill arose from the acquisitions of the former Reynolds plants since the estimated fair value of the identifiable net assets acquired equaled the purchase price. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) and identifiable intangibles arising from the acquisitions of Exxon Films, Therics and Exal are summarized in
Note 1. The operating results for the acquired business have been included in the consolidated statements of income since the dates acquired.

3        BUSINESS SEGMENTS

         Information by business segment and geographic area for the last three years is provided in the tables below. There are no accounting transactions between segments and no allocations to segments.

----------------------------------------------------------------------------------
                                     Net Sales                Operating Profit
                               1999     1998     1997       1999    1998     1997
----------------------------------------------------------------------------------
Film Products:
   Ongoing operations      $342,300 $ 286,965 $298,862   $59,554 $ 53,786 $50,463
   Unusual items *                -        -        -     (1,170)      -        -
----------------------------------------------------------------------------------
                            342,300  286,965  298,862     58,384  53,786   50,463
----------------------------------------------------------------------------------
Fiberlux                      9,092   11,629   10,596         57   1,433      845
----------------------------------------------------------------------------------
Aluminum Extrusions:
   Ongoing operations       461,241  395,455  266,585     56,501  47,091   32,057
   Unusual items *                -        -        -          -    (664)       -
----------------------------------------------------------------------------------
                            461,241  395,455  266,585     56,501  46,427   32,057
----------------------------------------------------------------------------------
Technology:
   Molecumetics               7,617    5,718    2,583     (3,421) (3,504)  (4,488)
   Therics                      161        -        -     (5,235)      -        -
   Venture capital investments    -        -        -     (7,079)    615   13,880
   Other                          -       29    2,378          -    (428)    (267)
   Unusual items *                -        -        -     (3,607)    765        -
----------------------------------------------------------------------------------
                              7,778    5,747    4,961    (19,342) (2,552)   9,125
----------------------------------------------------------------------------------
Divested operations - unusual
   item *                         -        -        -          -       -    2,250
----------------------------------------------------------------------------------
Total                      $820,411 $ 699,796 $581,004    95,600  99,094   94,740
Interest income                                            1,419   2,279    4,959
Interest expense                                           9,088   1,318    1,952
Corp. exp., net *                                          6,389   4,845    7,581
-------------------------                             ----------------------------
Income from continuing oper.
   before income taxes                                    81,542  95,210   90,166
Income taxes *                                            28,894  31,054   31,720
-------------------------                             ----------------------------
Income from continuing oper.                              52,648  64,156   58,446
Income from discont. Energy
   segment oper. *                                             -   4,713        -
-------------------------                             ----------------------------
Net income                                               $52,648 $ 68,869$ 58,446
-------------------------                             ----------------------------

* See Note 16 for more information on unusual items, and Note 18 for more information on divested and discontinued operations.

------------------------------------------------------
                               Identifiable Assets
December 31                    1999      1998      1997
-------------------------------------------------------
Film Products              $360,517 $ 132,241 $ 123,613
Fiberlux                      7,859     7,811     6,886
Aluminum Extrusions         216,258   201,518   101,855
Technology:
   Molecumetics               4,749     5,196     2,550
   Therics                    9,905         -         -
   Investments and other    145,028    61,098    34,611
-------------------------------------------------------
   Subtotal                 744,316   407,864   269,515
General corporate            22,419    23,905    21,357
Cash and cash equivalents    25,752    25,409   120,065
-------------------------------------------------------
   Total                   $792,487 $ 457,178 $ 410,937
-------------------------------------------------------

----------------------------------------------------------------------------------
                         Depreciation and Amortization      Capital Expenditures
                               1999     1998     1997       1999    1998     1997
----------------------------------------------------------------------------------
Film Products               $18,751 $ 11,993 $ 10,947    $25,296 $ 18,456 $15,354
Fiberlux                        498      544      515        812   1,477      530
Aluminum Extrusions           9,484    8,393    5,508     16,388  10,407    6,372
Technology:
   Molecumetics               1,490    1,260      996      1,362   3,561      366
   Therics                    1,195        -        -        757       -        -
   Investments and other         22       21      135          -      54        5
----------------------------------------------------------------------------------
   Subtotal                  31,440   22,211   18,101     44,615  33,955   22,627
General corporate               253      254      313        606     115       28
----------------------------------------------------------------------------------
   Total                    $31,693 $ 22,465 $ 18,414    $45,221 $ 34,070 $22,655
----------------------------------------------------------------------------------

------------------------------------------------------
                         Net Sales by Geographic Area
                               1999     1998     1997
------------------------------------------------------
United States              $528,243 $460,330 $437,634
Exports from the United
   States to:

   Canada                    25,365   23,393   22,687
   Latin America             23,453   19,764   18,423
   Europe                     8,815    4,116    2,992
   Asia                      30,156   30,548   41,012
Foreign operations:
   Canada                   152,379  104,189        -
   Europe                    29,588   31,150   29,629
   Latin America             18,054   24,785   28,627
   Asia                       4,358    1,521        -
------------------------------------------------------
   Total                   $820,411 $699,796 $581,004
------------------------------------------------------

------------------------------------------------------
                             Identifiable Assets by
                                 Geographic Area

December 31                    1999     1998     1997
------------------------------------------------------
United States              $605,659 $282,332 $240,248
Canada                       96,786   92,829        -
Europe                       22,349   12,781    8,118
Latin America                14,421   15,084   17,127
Asia                          5,101    4,838    4,022
General corporate            22,419   23,905   21,357
Cash and cash equivalents    25,752   25,409  120,065
------------------------------------------------------
   Total                   $792,487 $457,178 $410,937
------------------------------------------------------

4        ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable consist of the following:

----------------------------------------------------------------------
 December 31                                         1999        1998
----------------------------------------------------------------------
 Trade, less allowance for doubtful
     accounts and sales returns of $4,046
     in 1999 and $3,699 in 1998                  $118,643    $ 90,761
 Other                                              3,177       3,580
----------------------------------------------------------------------
     Total                                       $121,820    $ 94,341
----------------------------------------------------------------------

5        INVENTORIES

         Inventories consist of the following:

----------------------------------------------------------------------
 December 31                                         1999        1998
----------------------------------------------------------------------
 Finished goods                                   $ 9,928     $ 4,805
 Work-in-process                                    4,322       3,751
 Raw materials                                     29,174      17,690
 Stores, supplies and other                         9,705       8,030
----------------------------------------------------------------------
     Total                                       $ 53,129    $ 34,276
----------------------------------------------------------------------

         Inventories stated on the LIFO basis amounted to $28,826 at December 31, 1999 and $13,701 at December 31, 1998, which are below replacement costs by approximately $14,857 at December 31, 1999 and $9,678 at December 31, 1998.

6        ALUMINUM FORWARD SALES, PURCHASE AND FUTURES CONTRACTS

         In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire aluminum, based on the scheduled deliveries. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to the company's forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to the company's futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers.

         The off-balance sheet asset or liability at December 31, 1999 and 1998, relating to the forward purchase commitments and futures contracts (which was substantially offset by an unrealized loss or gain on the related fixed-price forward sales contracts) consist of the following:

--------------------------------------------------------------------------------------
December 31                                                          1999        1998
--------------------------------------------------------------------------------------
Millions of pounds of aluminum under forward
    purchase commitments and futures contracts                       34.6        60.8
Weighted average market price of aluminum
    (cents per pound):
    At date of contracts                                             72.3        66.1
    At end of year                                                   78.7        59.9
Off-balance sheet asset (liability) on forward purchase
    commitments and futures contracts (in thousands)              $ 2,214    $ (3,770)
--------------------------------------------------------------------------------------


7        INVESTMENTS

         A summary of our venture capital investment activities is provided below:

-------------------------------------------------------------------------------
                                                     1999       1998      1997
-------------------------------------------------------------------------------
Carrying value of venture capital
    investments, beginning of period             $ 60,024    $33,513    $6,048
Venture capital investment activity
    for period (pre-tax amounts):
    New investments                                81,747     35,399    20,801
    Proceeds from the sale of investments          (3,936)    (5,462)  (15,060)
    Realized gains                                  3,112      4,582    14,309
    Realized losses, write-offs and write-downs    (7,734)    (2,315)     (429)
    Transfer of carrying value of Therics out
      of portfolio (acquired by Tredegar)          (3,380)         -         -
    Increase (decrease) in net unrealized gain on
      available-for-sale securities                10,865     (5,693)    7,844
-------------------------------------------------------------------------------
Carrying value of venture capital
    investments, end of period                  $ 140,698    $60,024   $33,513
-------------------------------------------------------------------------------

         Our remaining unfunded commitments to private venture capital funds totaled approximately $30,000 at December 31, 1999, which we expect to fund over the next two years.

         A schedule of investments is provided on the next two pages.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation

Schedule of Investments at December 31, 1999 and 1998
(In Thousands, Except Per-Share Amounts)

                                                Yrs.                                                                 Web Site
          Investment                  Symbol  Held (a)                          Description                          (www.)
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:

Cisco Systems (d)                  CSCO          .3     Networking for the Internet                               cisco.com
Caliper Technologies Corp.(e)      CALP         2.6     Lab on a chip                                             calipertech.com
Superconductor Tech, Inc.(f)       SCON          .5     Manufactures filters for wireless networks                suptech.com
Eclipse Surgical Tech., Inc.(g)    ESTI         5.6     Coronary revascularization                                eclipsesurg.com
InterVU, Inc.                      ITVU         1.2     Service provider of Internet and audio delivery solutions intervu.com
3D Labs, Inc.                      TDDD         2.7     2D/3D graphics acceleration hardware and software
CardioGenesis Corporation (g)                           Coronary revascularization
------------------------------------------------------------------------------------------------------------------------------------
Total securities of public companies held
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:

CyroGen                                         4.3     Micro-cryogenic catheters for medical applications        cyrogen-inc.com
Sensitech Inc.                                  2.8     Perishable product management solutions                   sensitech.com
Rosetta Inpharmatics, Inc.                      2.6     Gene function/drug screening on a chip                    rii.com
Bell Geospace                                   2.5     Presentation of 3D data to the oil & gas industry         bellgeo.com
Songbird Medical, Inc.                          2.4     Disposable hearing aids
RedCreek Communications                         2.4     Internet and intranet security                            redcreek.com
Appliant, Inc.                                  2.2     Software tools for managing executable software           appliant.com
Ellipsys Technologies, Inc.                     2.2     Telephone system error detection                          ellipsystech.com
HemoSense                                       2.1     Point of care blood coagulation time test device          hemosense.com
Moai Technologies, Inc.                         2.0     System for holding auctions on the Internet               moai.com
Eprise Corporation                              2.0     Web site maintenance & development tool                   eprise.com
Vascular Solutions                              2.0     Vascular access site closure system                    vascularsolutions.com
Babycare, Ltd.                                  1.9     Direct retailing of baby care products in China
SignalSoft Corporation                          1.8     Wireless caller location detection software               signalsoftcorp.com
EPiCON                                          1.8     Network software manager                                  epicon.com
NovaLux, Inc.                                   1.6     Blue-green light lasers                                   novalux.com
IRSI                                            1.6     Optical inspection systems                                irsinc.com
Xycte Therapies, Inc.                           1.4     Develops drugs to treat cancer & other disorders          xcytetherapies.com
Illumina, Inc.                                  1.1     Fiber optic sensor technology for drug screening          illumina.com
Advanced Diagnostics, Inc.                      1.1     3-D medical imaging equipment
Adolor Corporation                              1.1     Develops pain-management therapeutic drugs                adolor.com
Praxon, Inc.                                    1.0     Integrated business communications equipment              praxon.com
AdiCom Wireless, Inc.                           1.0     Wireless local loop technology                            adicomwireless.com
EndoVasix, Inc.                                  .9     Device for treatment of ischemic strokes                  endovasix.com
eWireless, inc.                                  .9     Technology linking cell phone users & advertising         ewireless.com
Cooking.com, Inc.                                .8     Sales of cooking-related items over the Internet          cooking.com
MediaFlex.com                                    .7     Internet-based printing & publishing                      mediaflex.com
eBabyCare Ltd.                                   .6     Sales of babycare products over the Internet in China
Kodiak Technologies, Inc.                        .5     Cooling products for organ & pharma transport             kodiaktech.com
Genesis Medical, Inc.                            .5     Medical devices for breast cancer surgery
CEPTYR, Inc.                                     .4     Develops small molecule drugs                             ceptyr.com
GreaterGood.com                                  .4     Internet marketing targeted at donors to charities        greatergood.com
Etera Corporation                                .3     Sales of branded perennial plants over the Internet       etera.com
------------------------------------------------------------------------------------------------------------------------------------
Subtotal securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 53.





------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at December 31, 1999 and 1998
(In Thousands, Except Per-Share Amounts)

                                                Public Common Stock or
                                                Equivalents at 12/31/99             12/31/99 (c)               12/31/98 (c)
                                                ---------------------------- ------------------------- -----------------------------
                                                                  Estimated
                                                                  Restricted Estimated                 Estimated
                                                Shares   Closing  Stock Dis-   Fair     Carrying  Cost    Fair     Carrying   Cost
                    Investment                  Held (b)  Price   count (c)  Value (b)  Value (b) Basis  Value (b) Value (b) Basis
------------------------------------------------------------------------------------------------------------------------------------

Securities of Public Companies Held:
   Cisco Systems (d)                                65   $ 107.13      10%     $ 6,276  $ 6,276  $ 2,000 $ 1,895   $ 1,895     $ 250
   Caliper Technologies Corp.(e)                   157      66.75      20%       8,386   8,386     1,000   1,500    1,000      1,000
   Superconductor Tech, Inc.(f)                  1,183       4.88      20%       4,613   3,000     3,000       -        -          -
   Eclipse Surgical Tech., Inc.(g)                 453       7.38      n/a       3,342   3,342     2,464       -        -          -
   InterVU, Inc.                                     5     105.00      n/a         536     536        57       -        -          -
   3D Labs, Inc.                                                                     -       -         -     267      267        604
   CardioGenesis Corporation (g)                                                     -       -         -   3,187    3,187      2,464
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                                    23,153  21,540     8,521   6,849    6,349      4,318
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:

   CyroGen                                                                       3,759   2,553     2,553   2,732    1,804      1,804
   Sensitech Inc.                                                                2,000   2,000     2,000   2,000    2,000      2,000
   Rosetta Inpharmatics, Inc.                                                    4,558   3,000     3,000   1,250    1,250      1,250
   Bell Geospace                                                                     -       -     3,500   3,465    3,000      3,000
   Songbird Medical, Inc.                                                        5,922   3,960     3,960   2,920    1,960      1,960
   RedCreek Communications                                                       2,071   2,071     2,256   3,875    1,820      1,820
   Appliant, Inc.                                                                5,036   2,599     2,599   1,900    1,500      1,500
   Ellipsys Technologies, Inc.                                                   1,987   1,987     2,737   1,441    1,441      2,091
   HemoSense                                                                     1,735   1,485     1,485     638      638        638
   Moai Technologies, Inc.                                                       7,389   2,021     2,021   2,371    1,521      1,521
   Eprise Corporation                                                            7,309   2,900     2,900   2,711    2,400      2,400
   Vascular Solutions                                                            4,409   2,450     2,450   4,050    2,450      2,450
   Babycare, Ltd.                                                                1,009   1,009     1,009     170      170        170
   SignalSoft Corporation                                                        5,624   2,996     2,996   2,000    2,000      2,000
   EPiCON                                                                        2,945     750       750     750      750        750
   NovaLux, Inc.                                                                 5,193   3,183     3,183     683      683        683
   IRSI                                                                          2,848   2,825     3,700   1,750    1,750      1,750
   Xycte Therapies, Inc.                                                         3,000   3,000     3,000   3,000    3,000      3,000
   Illumina, Inc.                                                                6,853   3,925     3,925     925      925        925
   Advanced Diagnostics, Inc.                                                      705     705       705     117      117        117
   Adolor Corporation                                                            2,613   2,000     2,000   2,000    2,000      2,000
   Praxon, Inc.                                                                  2,661   2,309     2,309   2,000    2,000      2,000
   AdiCom Wireless, Inc.                                                         3,000   3,000     3,000       -        -          -
   EndoVasix, Inc.                                                               2,500   2,500     2,500       -        -          -
   eWireless, inc.                                                               2,250   2,250     2,250       -        -          -
   Cooking.com, Inc.                                                             7,021   4,500     4,500       -        -          -
   MediaFlex.com                                                                 1,500   1,500     1,500       -        -          -
   eBabyCare Ltd.                                                                  120     120       120       -        -          -
   Kodiak Technologies, Inc.                                                     1,194   1,194     1,194       -        -          -
   Genesis Medical, Inc.                                                           800     800       800       -        -          -
   CEPTYR, Inc.                                                                  1,750   1,750     1,750       -        -          -
   GreaterGood.com                                                               3,200   3,200     3,200       -        -          -
   Etera Corporation                                                             3,000   3,000     3,000       -        -          -
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                               105,961  73,542    78,852  42,748   35,179     35,829
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 53.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at December 31, 1999 and 1998, Continued
(In Thousands, Except Per-Share Amounts)

                                          Yrs.                                                                   Web Site
                Investment              Held (a)                              Description                        (www.)
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 52)
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 52)

   ThinkFree.com                            .2     Java-based software complementary to Microsoft Office         thinkfree.com
   @mobile.com, Inc.                        .1     Server solutions to increase wireless-carrier profitability   atmobile.com
   PurePacket Communications, Inc.          .1     Next generation packet-based CLEC (phone carrier)             purepacket.com
   Onprem Networks, Inc.                    .1     Access products for carriers to provide DSL services          onprem.com
   Quarry Technologies, Inc.                .1     Technology for delivery of differentiated service levels      quarrytech.com
   Norborn Medical, Inc.                   <.1     Device for treatment of cardiovascular disease
   FlowGenix Corporation                   3.0     Chemical separation technology
   Therics, Inc.                            (h)    Drug delivery & tissue engineering systems
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds (period held of .1 - 7.3 years) (i)
------------------------------------------------------------------------------------------------------------------------------------
Total investments
Estimated income taxes on assumed disposal at fair value
------------------------------------------------------------------------------------------------------------------------------------
Estimated net asset value ("NAV")
------------------------------------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at December 31, 1999 and 1998, Continued
(In Thousands, Except Per-Share Amounts)
                                                                                12/31/99 (c)                   12/31/98 (c)
                                                                       ----------------------------- ----------------------------

                                                                        Estimated                     Estimated
                                                                          Fair     Carrying   Cost      Fair     Carrying  Cost
                Investment                                              Value (b)  Value (b)  Basis   Value (b)  Value (b)Basis
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 52)               23,153     21,540     8,521     6,849    6,349    4,318
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ----------
   Subtotal securities of private companies held (from page 52)          105,961     73,542    78,852    42,748   35,179   35,829

   ThinkFree.com                                                           1,001      1,001     1,001         -        -        -
   @mobile.com, Inc.                                                       2,000      2,000     2,000         -        -        -
   PurePacket Communications, Inc.                                         1,797      1,797     1,797         -        -        -
   Onprem Networks, Inc.                                                   1,460      1,460     1,460         -        -        -
   Quarry Technologies, Inc.                                               3,000      3,000     3,000         -        -        -
   Norborn Medical, Inc.                                                     188        188       188         -        -        -
   FlowGenix Corporation                                                       -          -         -       109        -      381
   Therics, Inc.                                                               -          -         -     3,248    3,248    3,889
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held                            115,407     82,988    88,298    46,105   38,427   40,099
----------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds
    (period held of .1 - 7.3 years)(i)                                    66,803     36,170    38,650    17,887   15,248   16,200
----------------------------------------------------------------------------------------------------------------------------------
Total investments                                                        205,363   $ 140,698$ 135,469    70,841  $ 60,024$ 60,617
Estimated income taxes on assumed disposal at fair value                  25,162   ------------------     3,681  -----------------
---------------------------------------------------------------------------------                     ----------
Estimated net asset value ("NAV")                                       $ 180,201                      $ 67,160
---------------------------------------------------------------------------------                     ----------

Notes:

(a) The period held for an investment in a company or a venture capital fund is computed using the initial investment date and the current valuation date. If a company has merged with another company, then the initial investment date is the date of the investment in the predecessor company.

(b) Amounts are shown net of carried interest estimated using realized and unrealized net gains to date. Amounts may change due to changes in estimated carried interest, and such changes are not expected to be material. Carried interest is the portion of value payable to portfolio managers based on realized net gains and is a customary incentive in the venture capital industry.

(c) See the  investment accounting policy note on page 41.

(d) The Cisco Systems common stock held at 12/31/99 was obtained when it acquired V-Bits, Inc. through merger in 1999. The shares can be sold in accordance with the S-3 registration statement filed by Cisco Systems (except approximately 10% of the shares which are held in escrow until no later than December 6, 2000).

(e) Caliper Technologies Corporation went public in 1999. These shares are restricted due to a lock-up agreement which expires on June 11, 2000, and are unregistered securities to which SEC Rule 144 will apply.

(f) Superconductor Technologies, Inc. is a public company (symbol: SCON). Tredegar owns Superconductor's series D convertible preferred stock and common stock warrants. The shares shown in the table are the common equivalent shares at 12/31/99 (net of estimated carried interest). Fair value was estimated on a common stock equivalent basis, net of an estimated restricted stock discount (unregistered securities to which SEC Rule 144 will apply).

(g) The Eclipse Surgical Technologies, Inc. stock was obtained when it acquired CardioGenesis Corporation through merger in 1999.

(h) The assets of Therics,  Inc. were acquired by Tredegar on April 8, 1999 (see
Note 2 on page 46).

(i) At December 31, 1999, Tredegar had ownership interests in 20 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

                                                                                   Indirect                Average        Indirect
                                                                                  Interest in            Restricted  Estimated
                                                                                    Common      Closing  Stock Dis-     Fair    Cost
Indirect Investment     Symbol                  Description                         Shares       Price     count       Value   Basis
------------------------------------------------------------------------------------------------------------------------------------
Cisco Systems           CSCO     Networking for the Internet (cisco.com)              83         $ 107.13       14%  $ 7,664   $ 331
Digital Island          ISLD     Web site management (digisle.net)                    74            95.13       20%    5,637     166
Cobalt Networks, Inc.   COBT     Network servers (cobalt.com)                         53           108.38       20%    4,551      99
Watchguard Tech., Inc.  WGRD     Computer/network perimeter defense
                                   system (watchguard.com)                            62            30.25       15%    1,598     122
Tut Systems, Inc.       TUTS     Local area network products (tutsys.com)             29            53.63       n/a    1,552     145
DSL Net Inc.            DSLN     High speed data communications technology (dsl.net)  93            14.44       20%    1,075     170
------------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                                           $ 22,077 $ 1,033
------------------------------------------------------------------------------------------------------------------------------------

8        ACCRUED EXPENSES

         Accrued expenses consist of the following:

----------------------------------------------------------------------
 December 31                                         1999        1998
----------------------------------------------------------------------

 Payrolls, related taxes and medical and
     other benefits                              $ 15,547    $ 16,114
 Workmen's compensation and disabilities            5,480       5,625
 Vacation                                           7,353       5,855
 Contract research revenues received
     in advance                                       501         833
 Environmental, plant shutdowns
     and divestitures                                 205         526
 Other                                             15,944      12,118
----------------------------------------------------------------------
     Total                                       $ 45,030    $ 41,071
----------------------------------------------------------------------

9        DEBT AND CREDIT AGREEMENTS

         On October 20, 1999, Tredegar borrowed $250,000 under a new term loan agreement dated October 13, 1999. A portion of the term loan proceeds ($230,000) was used to repay all of the outstanding borrowings at that time under our revolving credit facility. The balance ($20,000) was invested in cash equivalents and is being used to fund capital expenditures and venture capital investment opportunities. The revolving credit facility permits borrowings of up to $275,000 (no amounts borrowed at December 31, 1999 and 1998) and matures on July 9, 2002, with an annual extension of one year permitted subject to the approval of participating banks. Tredegar also has a note payable with a remaining balance of $20,000. Total debt due and outstanding at December 31, 1999, is summarized below:

-------------------------------------------------
      Debt Due and Outstanding at 12/31/99
-------------------------------------------------
                                       Total
    Year        Note       Term         Debt
    Due       Payable      Loan         Due
-------------------------------------------------
    2000        $ 5,000   $       -    $   5,000
    2001          5,000           -        5,000
    2002          5,000           -        5,000
    2003          5,000      50,000       55,000
    2004              -      75,000       75,000
    2005              -     125,000      125,000
-------------------------------------------------
   Total       $ 20,000   $ 250,000    $ 270,000
-------------------------------------------------

         The term loan and revolving credit agreements provide for interest to be charged at a base rate (generally the London Interbank Offered Rate
("LIBOR")) plus a spread that is dependent on our quarterly debt-to-total capitalization ratio. The fully-borrowed spread over LIBOR charged at the various debt-to-total capitalization levels are as follows:

                -------------------------------------------------
                        Fully-Borrowed Spread Over LIBOR
                     Under Credit Agreements (Basis Points)
                -------------------------------------------------
                Debt-to-Total                           Term
                Capitalization Ratio     Revolver       Loan
                -------------------------------------------------
                > 55% and <= 60%               50.0        100.0
                > 50% and <= 55%               50.0         87.5
                > 40% and <= 50%               37.5         75.0
                > 35% and <= 40%               37.5         62.5
                > 30% and <= 35%               30.0         62.5
                <= 30%                         30.0         50.0
                -------------------------------------------------

         Interest is payable on the note semi-annually at 7.2% per year. The $5,000 principal payment due on the note in June 2000 has been classified as long-term in accordance with our ability to refinance such obligation on a long-term basis. At December 31, 1999, the prepayment value of the note was $20,200.

         Our loan agreements contain restrictions, among others, on the minimum shareholders' equity required and the maximum debt-to-total capitalization ratio permitted (60%). At December 31, 1999, shareholders' equity was in excess of the minimum required by $196,501, and $275,000 was available to borrow under the 60% debt-to-total capitalization ratio restriction.

10       SHAREHOLDER RIGHTS AGREEMENT

         Pursuant to a Rights Agreement dated as of June 30, 1999, between Tredegar and American Stock Transfer and Trust Company as Rights Agent (the "Rights Agreement"), one Right is attendant to each share of our common stock. Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the "Preferred Stock"), at an exercise price of $150 (the "Purchase Price"). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person or group whose beneficial ownership is reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on May 20, 1997, cannot cause the Rights to become exercisable.

         Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock (or in certain circumstances, cash, property or other securities of Tredegar or a potential acquirer) having a value equal to twice the amount of the Purchase Price.

         The Rights will expire on June 30, 2009.

11       STOCK OPTION PLANS

         We have two stock option plans under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. One of those options plans is a directors' stock plan. In addition, we have two other stock option plans under which there are options that remain outstanding, but no future grants can be made under those plans. Employee options ordinarily vest one to two years from the date of grant. The outstanding options granted to directors vest over three years. The option plans also permit the grant of restricted stock. The current option plans do not provide for SARs and no SARs have been granted since 1992. The SARs that remain outstanding were granted in tandem with stock options and the share appreciation that can be realized upon their exercise is limited to the fair market value on the date of grant. As such, it is more likely that related stock options will be exercised rather than SARs when the price of our common stock is in excess of $7.42 per share (our closing price on December 31, 1999 was $20.69).

         Had compensation cost for our stock-based compensation plans been determined in 1999, 1998 and 1997 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------
                                             1999        1998        1997
--------------------------------------------------------------------------
 Income from continuing  operations:
     As reported                         $ 52,648    $ 64,156    $ 58,446
     Pro forma                             49,199      62,696      56,412
 Diluted earnings per share from
     continuing operations:
     As reported                             1.36        1.66        1.48
     Pro forma                               1.27        1.62        1.43
--------------------------------------------------------------------------

         The fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used in this model for valuing stock options granted during 1999, 1998 and 1997 are provided below:

--------------------------------------------------------------------------------
                                                   1999        1998        1997
--------------------------------------------------------------------------------
 Dividend yield                                     .7%         .6%         .6%
 Volatility percentage                            40.0%       28.0%       30.0%
 Weighted average risk-free interest rate          4.8%        5.5%        6.7%
 Holding period (years):
     Officers                                       7.0         n/a         8.3
     Management                                     5.0         5.0         4.6
     Other employees (and directors in 1998)        3.0         3.6         2.4
 Weighted average market price at
     date of grant:
     Officers and management
       (management only in 1998)                $ 23.36     $ 29.94     $ 16.54
     Other employees (and directors in 1998)      23.53       29.82       17.31
 Weighted average exercise price for
     options granted where exercise price
     exceeds market price:
     Officers                                     37.89         n/a       21.00
     Management                                   34.90         n/a         n/a
--------------------------------------------------------------------------------

         Stock options granted during 1999, 1998 and 1997, and their estimated fair value at the date of grant, are provided below:

----------------------------------------------------------------------------------
                                                     1999        1998        1997
----------------------------------------------------------------------------------

Stock options  granted  (number of shares):
  Where  exercise price equals market price:
      Officers                                        n/a         n/a     144,000
      Management                                   33,200      59,985     261,750
      Other employees (and directors in 1998)      92,400      28,590      64,350
    Where exercise price exceeds market price:

      Officers                                    416,000         n/a     141,000
      Management                                  444,700         n/a           -
----------------------------------------------------------------------------------
     Total                                        986,300      88,575     611,100
----------------------------------------------------------------------------------
Estimated weighted average fair value of
    options  per share at date of grant:
    Where exercise price equals market price:
      Officers                                        n/a         n/a      $ 8.02
      Management                                  $ 10.25     $ 10.06        5.80
      Other employees (and directors in 1998)        7.33        8.16        4.14
    Where exercise price exceeds market price:
      Officers                                       7.79         n/a        6.74
      Management                                     6.58         n/a         n/a
----------------------------------------------------------------------------------
Total estimated fair value of stock
    options granted                               $ 7,186       $ 837     $ 3,889
----------------------------------------------------------------------------------

         A summary of our stock options outstanding at December 31, 1999, 1998 and 1997, and changes during those years, is presented below:

------------------------------------------------------------------------------------------------------------------------
                                                                        Exercise Price Per Share
                                                                ----------------------------------------
                                       Number of Shares
                               ---------------------------------                                 Wgted.         Aggre-
                                       Options             SARs            Range                  Ave.           gate
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/96             3,738,960        1,377,960     $ 2.70   to    $ 9.67        $ 4.42        $ 16,514
 Granted in 1997                       611,100                -      16.54   to     21.00         17.67          10,798
 Lapsed in 1997                         (5,400)               -       3.36   to     18.75          9.44             (51)
 Options exercised in 1997            (566,565)        (287,925)      2.70   to      9.67          4.87          (2,761)
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/97             3,778,095        1,090,035       2.70   to     21.00          6.48          24,500
 Granted in 1998                        88,575                -      28.61   to     29.94         29.82           2,641
 Lapsed in 1998                              -                -          -   to         -             -               -
 Options exercised in 1998            (833,898)        (494,550)      2.70   to     21.00          4.36          (3,636)
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/98             3,032,772          595,485       2.70   to     29.94          7.75          23,505
 Granted in 1999                       986,300                -      23.31   to     46.63         34.75          34,274
 Lapsed in 1999                        (33,960)               -       3.37   to     46.63         28.06            (953)
 Options exercised in 1999          (1,000,389)        (430,650)      2.70   to     18.37          4.43          (4,427)
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/99             2,984,723          164,835     $ 2.70   to    $46.63        $17.56        $ 52,399
------------------------------------------------------------------------------------------------------------------------

         The following table summarizes additional information about stock options outstanding and exercisable at December 31, 1999:

------------------------------------------------------------------------------------------------------
                                     Options Outstanding at               Options Exercisable at
                                       December 31, 1999                    December 31, 1999
                            --------------------------------------------------------------------------
                                             Weighted Average
                                       ----------------------------
                                               Remaining                                      Wgted.
                                               Contract-     Exer-                             Ave.
         Range of                               ual Life      cise                           Exercise
     Exercise Prices            Shares           (Years)     Price            Shares          Price
------------------------------------------------------------------------------------------------------

   $ 2.70  to    $ 3.73         170,835            2.2       $ 2.76            170,835         $ 2.76
     3.36  to      5.33         575,800            4.2         4.12            575,800           4.12
     3.86  to      4.17         354,640            5.2         4.16            354,640           4.16
     7.38  to      9.67         299,828            6.1         8.52            299,828           8.52
    16.55  to     21.00         537,545            7.4        17.74            537,545          17.74
    28.61  to     29.94          88,575            8.5        29.82              2,700          28.61
    23.31  to     46.63         957,500            6.0        34.83                  -              -
------------------------------------------------------------------------------------------------------
   $ 2.70  to   $ 46.63       2,984,723            5.7      $ 17.56          1,941,348         $ 8.49
------------------------------------------------------------------------------------------------------

         Stock options exercisable totaled 2,944,197 shares at December 31, 1998 and 3,169,245 shares at December 31, 1997. Stock options available for grant totaled 1,800,825 shares at December 31, 1999, 1,338,825 shares at December 31, 1998 and 1,375,650 shares at December 31, 1997.

12       RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

         Rental  expense was $4,408 in 1999,  $3,517 in 1998 and $2,746 in 1997.
Rental commitments under all noncancelable operating leases as of December 31, 1999, are as follows:

 2000                          $ 2,870
 2001                            2,848
 2002                            2,060
 2003                            1,177
 2004                              708
 Remainder                           -
---------------------------------------
   Total                       $ 9,663
---------------------------------------

         Contractual obligations for plant construction and purchases of real property and equipment amounted to $13,975 at December 31, 1999, and $9,512 at December 31, 1998.

13       RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

         Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

------------------------------------------------------------------------------------------------
                                                                               Other Post-
                                                 Pension Benefits          Retirement Benefits
                                             1999      1998      1997     1999    1998     1997
------------------------------------------------------------------------------------------------

 Weighted-average assumptions:
     Discount rate, end of year             7.50%     6.75%     7.25%    7.50%   6.75%    7.25%
     Rate of compensation increases,
       end of year                          5.00%     5.00%     5.00%    5.00%   5.00%    5.00%
     Expected long-term return on plan
       assets, during the year              9.00%     9.00%     9.00%      n/a     n/a      n/a

 Rate of increase in per-capita cost of covered health care benefits:

     Indemnity plans, end of year             n/a       n/a       n/a    8.00%   9.00%   10.00%
     Managed care plans, end of year          n/a       n/a       n/a    6.60%   7.40%    8.10%

 Components of net periodic benefit income (cost):

     Service cost                         $(4,462)  $(2,725)  $(2,235)   $(169)  $(137)   $(113)
     Interest cost                         (9,868)   (8,960)   (8,002)    (544)   (494)    (467)
     Employee contributions                   225         -         -        -       -        -
     Other                                   (118)        -         -        -       -        -
     Expected return on plan assets        17,513    15,684    13,395        -       -        -
     Amortization of:
       Net transition asset                   898       899       899        -       -        -
       Prior service costs and gains
          or losses                          (642)     (393)     (578)      71      57       76
------------------------------------------------------------------------------------------------
     Net periodic benefit income (cost)    $3,546    $4,505    $3,479    $(642)  $(574)   $(504)
------------------------------------------------------------------------------------------------

         The following tables reconcile the changes in benefit obligations and plan assets in 1999 and 1998, and reconcile the funded status to prepaid or accrued cost at December 31, 1999 and 1998:

----------------------------------------------------------------------------------------------
                                                                               Other Post-
                                                     Pension Benefits       Retirement Benefits
                                                     1999        1998        1999        1998
----------------------------------------------------------------------------------------------

 Change in benefit obligation:
     Benefit obligation, beginning of year       $142,296   $ 117,864     $ 7,642     $ 6,543
     Acquisitions                                   6,216       8,614           -         355
     Service cost                                   4,462       2,725         169         137
     Interest cost                                  9,868       8,960         544         494
     Plan amendments                                  621       1,245         (37)          -
     Effect of discount rate change               (13,993)      9,000        (712)        426
     Employee contributions                          (293)        295           -           -
     Other                                            566         470         612          71
     Benefits paid                                 (7,150)     (6,877)       (449)       (384)
----------------------------------------------------------------------------------------------
     Benefit obligation, end of year             $142,593   $ 142,296     $ 7,769     $ 7,642
----------------------------------------------------------------------------------------------
 Change in plan assets:
     Plan assets at fair value,
       beginning of year                         $221,818   $ 191,922     $     -     $     -
     Acquisition                                        -      11,908           -           -
     Actual return on plan assets                  58,617      24,065           -           -
     Employee contributions                           225         295           -           -
     Employer contributions                           784         505         449         384
     Other                                           (118)          -           -           -
     Benefits paid                                 (7,150)     (6,877)       (449)       (384)
----------------------------------------------------------------------------------------------
     Plan assets at fair value, end of year      $274,176   $ 221,818   $       -   $       -
----------------------------------------------------------------------------------------------
 Reconciliation of prepaid (accrued) cost:

     Funded status of the plans                  $131,583    $ 79,522    $ (7,769)   $ (7,642)
     Unrecognized net transition
       (asset) obligation                            (280)     (1,178)          -           -
     Unrecognized prior service cost                3,235       3,567           -           -
     Unrecognized net (gain) loss                 (97,436)    (43,039)     (1,364)       (448)
----------------------------------------------------------------------------------------------
     Prepaid (accrued) cost, end of year         $ 37,102    $ 38,872    $ (9,133)   $ (8,090)
----------------------------------------------------------------------------------------------

         Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

         The rates for the per-capita cost of covered health care benefits were assumed to decrease gradually to 6% for the indemnity plan and 5% for the managed care plan in 2002, and remain at that level thereafter. At December 31, 1999, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

         Prepaid pension cost of $37,102 at December 31, 1999, and $38,872 at December 31, 1998, is included in "Other assets and deferred charges" in the consolidated balance sheets. Accrued postretirement benefit cost of $9,133 at December 31, 1999 and $8,090 at December 31, 1998, is included in "Other noncurrent liabilities" in the consolidated balance sheets.

         We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,044 at December 31, 1999, and $1,931 at December 31, 1998. Pension expense recognized was $478 in 1999, $152 in 1998 and $150 in 1997. This information has been included in the preceding pension benefit tables.

14       SAVINGS PLAN

         We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee's contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,514 in 1999, $2,255 in 1998 and $2,564 in 1997. Our liability under the restoration plan was $1,670 at December 31, 1999 (consisting of 80,720 phantom shares of our common stock) and $1,887 at December 31, 1998 (consisting of 83,862 phantom shares of our common stock), valued at the closing market price on that date.

         The Tredegar Corporation Benefits Plan Trust (the "Trust") purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. There were no shares purchased in 1999. The cost of the shares held by the Trust is shown as a reduction to shareholders' equity in the consolidated balance sheets.

15       INCOME TAXES

         Income from continuing operations before income taxes and income taxes are as follows:

----------------------------------------------------------------------------
                                               1999        1998        1997
----------------------------------------------------------------------------

Income from continuing operations
     before income taxes:
     Domestic                              $ 68,865    $ 83,882    $ 84,356
     Foreign                                 12,677      11,328       5,810
----------------------------------------------------------------------------
       Total                               $ 81,542    $ 95,210    $ 90,166
----------------------------------------------------------------------------

 Current income taxes:
     Federal                               $ 19,612    $ 23,824    $ 22,769
     State                                    1,694       1,803       3,700
     Foreign                                  6,132       4,996       1,910
----------------------------------------------------------------------------
       Total                                 27,438      30,623      28,379
----------------------------------------------------------------------------
 Deferred income taxes:
     Federal                                    944         692       2,576
     State                                      497         147         310
     Foreign                                     15        (408)        455
----------------------------------------------------------------------------
       Total                                  1,456         431       3,341
----------------------------------------------------------------------------
       Total income taxes                  $ 28,894    $ 31,054    $ 31,720
----------------------------------------------------------------------------

         The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

----------------------------------------------------------------------------------
                                                       Percent of Income
                                                      Before Income Taxes
                                             -------------------------------------
                                                     1999        1998        1997
----------------------------------------------------------------------------------
 Income tax expense at federal statutory rate        35.0        35.0        35.0
 State taxes, net of federal income tax benefit       1.8         1.3         2.9
 Excess of income tax basis over financial
     reporting basis for APPX Software
     (see Note 16)                                      -        (2.4)          -
 Foreign Sales Corporation                           (1.1)       (1.1)       (1.1)
 Research and development tax credit                  (.7)        (.3)        (.3)
 Tax-exempt interest income                             -         (.2)       (1.1)
 Goodwill amortization                                 .1          .1           -
 Other items, net                                      .3          .2         (.2)
----------------------------------------------------------------------------------
     Effective income tax rate                       35.4        32.6        35.2
----------------------------------------------------------------------------------

         Deferred  income  taxes  result  from  temporary   differences  between
financial and income tax reporting of various items. The source of these differences and the tax effects for continuing operations are as follows:

----------------------------------------------------------------------------------
                                                     1999        1998        1997
----------------------------------------------------------------------------------
 Depreciation                                     $ 2,583        $ 72       $ 553
 Employee benefits                                  2,195       1,617       1,912
 Plant shutdowns, divestitures and
     environmental accruals                           119         497        (459)
 Write-downs of venture capital
     investments                                   (1,731)       (478)          -
 Allowance for doubtful accounts
     and sales returns                               (247)       (130)        868
 Tax benefit on NOL carryforwards of
     certain foreign subsidiaries                    (246)       (755)       (310)
 Other items, net                                  (1,217)       (392)        777
----------------------------------------------------------------------------------
     Total                                        $ 1,456       $ 431     $ 3,341
----------------------------------------------------------------------------------

         Deferred tax liabilities and deferred tax assets at December 31, 1999 and 1998, are as follows:

----------------------------------------------------------------------------------
December 31                                                      1999        1998
----------------------------------------------------------------------------------
 Deferred tax liabilities:
     Depreciation                                            $ 20,131    $ 17,548
     Pensions                                                  13,893      14,556
     Unrealized gain on available-for-sale securities           4,686         775
     Other                                                        918         265
----------------------------------------------------------------------------------
       Total deferred tax liabilities                          39,628      33,144
----------------------------------------------------------------------------------
 Deferred tax assets:
     Employee benefits                                          8,727       9,156
     Write-downs of venture capital investments                 2,209         478
     Inventory                                                  1,317       1,233
     Tax benefit on NOL carryforwards of certain
       foreign subsidiaries                                     1,311       1,065
     Foreign currency translation adjustment                      900       1,356
     Deductible tax goodwill in excess of book goodwill           892       2,073
     Allowance for doubtful accounts and sales returns            815         568
     Environmental, plant shutdowns and divestitures               75         194
     Other                                                      1,407         869
----------------------------------------------------------------------------------
       Total deferred tax assets                               17,653      16,992
----------------------------------------------------------------------------------
 Net deferred tax liability                                  $ 21,975    $ 16,152
----------------------------------------------------------------------------------

 Included in the balance sheet:
     Noncurrent deferred tax liabilities in excess of assets $ 33,205    $ 24,914
     Current deferred tax assets in excess of liabilities      11,230       8,762
----------------------------------------------------------------------------------
       Net deferred tax liability                            $ 21,975    $ 16,152
----------------------------------------------------------------------------------

16       UNUSUAL ITEMS

         In 1999, unusual charges (net) totaling $4,065 ($2,602 after income taxes) included:

- A fourth-quarter charge of $149 ($95 after taxes) for costs associated with the evaluation of financing and structural options for the Technology Group
- A third-quarter gain of $712 ($456 after taxes) on the sale of corporate real estate (included in "Corporate expenses, net" in the operating profit table on page 48)
- A second-quarter charge of $3,458 ($2,213 after taxes) related to the write-off of in-process R&D expenses associated with the Therics acquisition (see page 5 for more information)
- A second-quarter charge of $1,170 ($749 after taxes) for the write-off of excess packaging film capacity

         In 1998, unusual income (net) totaling $101 ($2,341 after income tax benefits) included:

- A fourth-quarter charge of $664 ($425 after taxes) related to the shutdown of the powder-coat paint line at the aluminum extrusion facility in Newnan, Georgia
- A first-quarter gain of $765 ($2,766 after tax benefits) on the sale of APPX Software on January 16, 1998

         Income taxes for continuing operations includes a tax benefit of $2,001 related to the sale of APPX Software, reflecting a tax benefit for the excess of its income tax basis over its financial reporting basis.

         In 1997, unusual income included a gain of $2,250 (net of transaction costs of $250 and $1,440 after income taxes) related to the redemption of preferred stock received in connection with the 1996 divestiture of Tredegar Molded Products Company.

17       CONTINGENCIES

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

18       DIVESTED AND DISCONTINUED OPERATIONS

         On August 16, 1994, the Elk Horn Coal Corporation ("Elk Horn"), our former 97% owned coal subsidiary, was acquired by Pen Holdings, Inc. In accordance with applicable accounting pronouncements, a $6,194 charge ($3,964 after income tax benefits) was recognized as a reduction to the gain on the disposal of Elk Horn for the estimated present value of the portion of the unfunded obligation under the Coal Industry Retiree Health Benefit Act of 1992 (the "Act") assumed by us in the divestiture transaction. Under the Act, former employers were responsible for a portion of the funding of medical and death benefits of certain retired miners and dependents of the United Mine Workers of America ("UMWA").

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

         During the first quarter of 1998, we sold all of the outstanding capital stock of APPX Software (see Note 16).

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

----------------------------------------------------------------------------------------------------------
                                                     First      Second       Third      Fourth
                                                   Quarter     Quarter     Quarter     Quarter       Year
----------------------------------------------------------------------------------------------------------
 1999
----------------------------------------------------------------------------------------------------------
 Net sales                                        $179,541    $194,840    $215,911    $230,119   $820,411
 Gross profit                                       39,302      40,854      44,522      47,479    172,157
 Net income                                         15,298      10,190      12,315      14,845     52,648
 Earnings per share:
     Basic                                             .42         .28         .33         .40       1.42
     Diluted                                           .39         .26         .32         .38       1.36
 Shares used to compute earnings per share:
     Basic                                          36,724      36,852      37,098      37,286     36,992
     Diluted                                        38,800      38,798      38,718      38,699     38,739
----------------------------------------------------------------------------------------------------------
 1998
----------------------------------------------------------------------------------------------------------
 Net sales                                        $156,660    $169,946    $186,638    $186,552   $699,796
 Gross profit                                       33,572      35,497      38,415      39,128    146,612
 Income from continuing operations                  17,296      15,161      15,960      15,739     64,156
 Income from discontinued operations                     -           -       3,421       1,292      4,713
----------------------------------------------------------------------------------------------------------
 Net income                                         17,296      15,161      19,381      17,031     68,869
 Earnings per share:
     Basic:
       Continuing operations                           .48         .42         .44         .43       1.77
       Discontinued operations                           -           -         .09         .04        .13
----------------------------------------------------------------------------------------------------------
       Net income                                      .48         .42         .53         .47       1.90
     Diluted:
       Continuing operations                           .44         .39         .41         .41       1.66
       Discontinued operations                           -           -         .09         .03        .12
----------------------------------------------------------------------------------------------------------
       Net income                                      .44         .39         .50         .44       1.78
 Shares used to compute earnings per share:
     Basic                                          36,396      35,904      36,351      36,528     36,286
     Diluted                                        39,000      38,557      38,582      38,577     38,670

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TREDEGAR CORPORATION
                                           (Registrant)

Dated:  February 22, 2000                  By     /s/ John D. Gottwald
                                                --------------------------------
                                                        John D. Gottwald
                                                            President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2000.

           Signature                                  Title


/s/  John D. Gottwald                   President and Director
------------------------------------    (Principal Executive Officer)
     (John D. Gottwald)


/s/  N. A. Scher                        Executive Vice President and Director
------------------------------------    (Principal Financial Officer)
     (Norman A. Scher)


/s/  D. Andrew Edwards                  Vice President, Treasurer and Controller
------------------------------------    (Principal Accounting Officer)
     (D. Andrew Edwards)


/s/  Austin Brockenbrough, III          Director
------------------------------------
      (Austin Brockenbrough, III)


/s/  Phyllis Cothran                    Director
------------------------------------
     (Phyllis Cothran)


/s/  R. W. Goodrum                      Director
------------------------------------
     (Richard W. Goodrum)


/s/  Floyd D. Gottwald, Jr.             Director
------------------------------------
     (Floyd D. Gottwald, Jr.)

/s/  William M. Gottwald                Director
------------------------------------
     (William M. Gottwald)


/s/  Richard L. Morrill                 Director
------------------------------------
     (Richard L. Morrill)


/s/  Emmett J. Rice                     Director
------------------------------------
     (Emmett J. Rice)


/s/  Thomas G. Slater, Jr.              Director
------------------------------------
     (Thomas G. Slater, Jr.)

                                  EXHIBIT INDEX

3.1         Amended and Restated Articles of Incorporation of Tredegar (filed as
            Exhibit 3.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference)

3.2 Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference)

3.3         Articles of Amendment (filed herewith)

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2 Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, filed June 16, 1999, as amended, and incorporated herein by reference)

4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as
            Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.3.2 First Amendment to Loan Agreement dated as of October 31, 1997 between Tredegar and Metropolitan Life Insurance Company (filed as
            Exhibit 4.3.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

4.4 Revolving Credit Facility Agreement dated as of July 9, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

4.4.1 First Amendment to Revolving Credit Facility Agreement dated as of October 31, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.4.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

4.5 Credit Agreement, dated October 13, 1999, among Tredegar, the banks named therein, Bank of America, N.A. as Administrative Agent, the Bank of New York and Crestar Bank as Co-Document Agents (filed as
            Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10.1 Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2 Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3 Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4 Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.5 Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.5.1     Amendment to the Tredegar 1989 Incentive Stock Option Plan (filed as
            Exhibit 10.5.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.6 Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.7 Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.7.1     Amendment  to  the  Tredegar  1992  Omnibus Incentive Plan (filed as
            Exhibit 10.7.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.8 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.8.1 Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.8.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.9 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

10.10 Tredegar Industries, Inc. Amended and Restated Incentive Plan (included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, and incorporated herein by reference)


*10.11 Consulting Agreement made as of March 31, 1996 between Tredegar and Richard W. Goodrum (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

*10.11.1 First Amendment to Consulting Agreement made as of July 1, 1997 between Tredegar and Richard W. Goodrum (filed as Exhibit 10.14.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

*10.12      Tredegar  Industries,  Inc.  Directors' Stock Plan (filed as Exhibit
            10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

21          Subsidiaries of Tredegar

23.1        Consent of Independent Accountants

27          Financial Data Schedule

* The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.