Form 10-Q
period 2000-03-31
TREDEGAR CORP
filed 2000-05-15
CIK 850429

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the quarterly period ended March 31, 2000

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/  /              OF THE SECURITIES EXCHANGE ACT OF 1934
---


For the transition period from                     to
                               ------------------      -------------------

                         Commission file number 1-10258
                                                -------

                              Tredegar Corporation
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Virginia                                54-1497771
---------------------------------------------   ------------------------------
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
               or Organization)                        Identification No.)

1100 Boulders Parkway

Richmond, Virginia                                         23225
----------------------------------------       -----------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
                                                     --------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   -----

         The number of shares of Common Stock, no par value, outstanding as of April 30, 2000: 37,954,136.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tredegar Corporation
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                               March 31,               Dec. 31,
                                                                 2000                   1999
                                                            -------------           ------------
Assets
Current assets:

   Cash and cash equivalents                                     $ 13,709               $ 25,752
   Receivable from securities brokers                              17,790                      -
   Accounts and notes receivable                                  119,246                121,820
   Inventories                                                     53,238                 53,129
   Deferred income taxes                                           11,855                 11,230
   Prepaid expenses and other                                       1,826                  2,657
                                                            -------------           ------------
      Total current assets                                        217,664                214,588
                                                            -------------           ------------
Property, plant and equipment, at cost                            481,146                467,565
Less accumulated depreciation and amortization                    234,593                224,158
                                                            -------------           ------------
     Net property, plant and equipment                            246,553                243,407
                                                            -------------           ------------
Venture capital investments                                       224,980                140,698
Other assets and deferred charges                                  45,305                 41,250
Goodwill and other intangibles                                    151,268                152,544
                                                            -------------           ------------
     Total assets                                               $ 885,770              $ 792,487
                                                            -------------           ------------

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                               $ 62,783               $ 61,476
  Accrued expenses                                                 43,530                 45,030
  Income taxes payable                                              9,879                  1,736
                                                            -------------           ------------
    Total current liabilities                                     116,192                108,242
Long-term debt                                                    270,000                270,000
Deferred income taxes                                              56,584                 33,205
Other noncurrent liabilities                                        9,264                  8,812
                                                            -------------           ------------
    Total liabilities                                             452,040                420,259
                                                            -------------           ------------
Shareholders' equity:
   Common stock, no par value                                     104,886                103,327
   Common stock held in trust for savings
    restoration plan                                               (1,212)                (1,212)
   Unrealized gain on available-for-sale securities                51,784                  8,330
   Foreign currency translation adjustment                         (2,132)                (1,672)
   Retained earnings                                              280,404                263,455
                                                            -------------           ------------
    Total shareholders' equity                                    433,730                372,228
                                                            -------------           ------------
    Total liabilities and shareholders' equity                  $ 885,770              $ 792,487
                                                            -------------           ------------

                 See accompanying notes to financial statements.


                         Tredegar Corporation
                 Consolidated Statements of Income
                           (In Thousands)
                             (Unaudited)

                                                                            First Quarter
                                                                            Ended March 31
                                                               -------------------------------------
                                                                     2000                1999
                                                                 ------------        -------------

Revenues:

   Net sales                                                         $232,228            $ 179,541
   Other income (expense), net                                         13,232                  259
                                                                 ------------        -------------
       Total                                                          245,460              179,800
                                                                 ------------        -------------

Costs and expenses:

   Cost of goods sold                                                 186,394              140,326
   Selling, general and administrative                                 12,602               11,286
   Research and development                                             6,290                4,097
   Amortization of intangibles                                          1,276                   87
   Interest                                                             4,295                  289
   Unusual items                                                        5,484                    -
                                                                 ------------        -------------
        Total                                                         216,341              156,085
                                                                 ------------        -------------
Income before income taxes                                             29,119               23,715
Income taxes                                                           10,656                8,417
                                                                 ------------        -------------
Net income                                                            $18,463             $ 15,298
                                                                 ============        =============

Earnings per share:

       Basic                                                            $ .49                $ .42
       Diluted                                                            .47                  .39

Shares used to compute earnings per share:

       Basic                                                           37,718               36,724
       Diluted                                                         38,970               38,800

Dividends per share                                                     $ .04                $ .04

                 See accompanying notes to financial statements.


                               Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                                 First Quarter
                                                                Ended March 31
                                                            -----------------------
                                                              2000           1999
                                                            ---------      --------

Cash flows from operating activities:
    Net income                                               $18,463       $15,298
    Adjustments for noncash items:
      Depreciation                                             8,062         5,754
      Amortization of intangibles                              1,276            87
      Deferred income taxes                                   (1,441)         (156)
      Accrued pension income and postretirement
         benefits                                             (1,673)         (919)
      Gain on sale of venture capital investments            (13,105)         (168)
      Loss on plant shutdowns and divestitures                 5,293             -
    Changes in assets and liabilities, net of
      effects from acquisitions and divestitures:
      Accounts and notes receivable                            2,387          (639)
      Inventories                                               (168)          980
      Income taxes recoverable                                     -             -
      Prepaid expenses and other                                 830           650
      Accounts payable                                         1,409           677
      Accrued expenses and income taxes payable                4,957         5,716
    Other, net                                                (2,678)         (766)
                                                            ---------      --------
      Net cash provided by operating activities               23,612        26,514
                                                            ---------      --------
Cash flows from investing activities:
    Capital expenditures                                     (15,843)      (10,075)
    Investments                                              (21,603)      (15,410)
    Proceeds from the sale of investments                        533         2,189
    Proceeds from property disposals and divestitures            679            52
    Other, net                                                   534          (102)
                                                            ---------      --------
      Net cash used in investing activities                  (35,700)      (23,346)
                                                            ---------      --------
Cash flows from financing activities:
    Dividends paid                                            (1,514)       (1,456)
    Proceeds from exercise of stock options                    1,559           870
                                                            ---------      --------
      Net cash provided by (used in) financing activities         45          (586)
                                                            ---------      --------
(Decrease) increase in cash and cash equivalents             (12,043)        2,582
Cash and cash equivalents at beginning of period              25,752        25,409
                                                            ---------      --------
Cash and cash equivalents at end of period                   $13,709       $27,991
                                                            =========      ========

                 See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries
         ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 2000, and the consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

2. See page 11 for information on unusual items recognized in the first quarter of 2000. There were no unusual items in the first quarter of 1999.

                  On April 10, 2000, we announced the completion of the sale of Fiberlux, a U.S. producer of rigid vinyl extrusions for windows and patio doors, to Westech Windows, Inc., an affiliate of the Westlake Group based in Houston, Texas. While terms of the sale were not disclosed, we expect to realize a minor gain on the transaction in the second quarter. Fiberlux had sales of $9.1 million in 1999, operating profit of $57,000 in 1999 and net assets of $7.2 million at March 31, 2000.

                  On September 24, 1999, we announced that our board of directors was evaluating alternative financing and structural options for the Technology Group (Tredegar Investments, Molecumetics and Therics). On April 25, 2000, we announced that our board of directors had decided that no financing or structural changes would be made at this time.

3. A summary of our venture capital activities for the three months ended March 31, 2000 and 1999, is provided below:


--------------------------------------------------------------------------------
                                                                (In Thousands)
                                                                First Quarter
                                                               Ended March 31
                                                         -----------------------
                                                                2000     1999
--------------------------------------------------------------------------------

Carrying value of venture capital
    investments, beginning of period                        $ 140,698  $ 60,024
Venture capital investment activity
    for period (pre-tax amounts):
    New investments                                            21,603    15,410
    Proceeds from the sale of investments, including
      receivable from securities brokers                      (18,323)   (2,189)
    Realized gains                                             16,259     1,926
    Realized losses, write-offs and write-downs                (3,154)   (1,758)
    Increase (decrease) in net unrealized gain on
      available-for-sale securities                            67,897      (102)
--------------------------------------------------------------------------------
Carrying value of venture capital
    investments, end of period                              $ 224,980  $ 73,311
--------------------------------------------------------------------------------


                  Our remaining unfunded commitments to private venture capital funds totaled approximately $35 million at March 31, 2000, and $30 million at December 31, 1999.

                  A schedule of investments is provided on the next two pages.


-----------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at March 31, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

                                                         Yrs.                                                   Web Site
                 Investment                     Symbol  Held (a)                 Description                    (www.)
-----------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Superconductor Tech, Inc.                    SCON        .8 Manufactures filters for wireless networks       suptech.com
   Eprise Corporation                           EPRS       2.3 Web site maintenance & development tool          eprise.com
   Copper Mountain Networks                     CMTN        .4 Digital subscriber line communication products   coppermountain.com
   Caliper Technologies Corp.                   CALP       2.9 Lab on a chip                                    calipertech.com
   Eclipse Surgical Tech., Inc.                 ESTI       5.8 Coronary revascularization                       eclipsesurg.com
   Cisco Systems                                CSCO        .8 Networking for the Internet                      cisco.com
   InterVU, Inc.                                ITVU       1.5 Service provider of Internet and audio delivery  sintervu.com
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held
-----------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CyroGen                                                 4.5 Micro-cryogenic catheters for medical applicationcyrogen-inc.com
   Sensitech Inc.                                          3.1 Perishable product management solutions          sensitech.com
   Rosetta Inpharmatics, Inc.                              2.8 Gene function/drug screening on a chip           rii.com
   Bell Geospace                                           2.8 Presentation of 3D data to the oil & gas industrybellgeo.com
   Songbird Medical, Inc.                                  2.7 Disposable hearing aids
   RedCreek Communications                                 2.6 Internet and intranet security                   redcreek.com
   Appliant, Inc.                                          2.5 Software tools for managing executable software  appliant.com
   Ellipsys Technologies, Inc.                             2.4 Telephone system error detection                 ellipsystech.com
   HemoSense                                               2.4 Point of care blood coagulation time test device hemosense.com
   Moai Technologies, Inc.                                 2.3 System for holding auctions on the Internet      moai.com
   Vascular Solutions                                      2.3 Vascular access site closure system             vascularsolutions.com
   Babycare, Ltd.                                          2.1 Direct retailing of baby care products in China
   SignalSoft Corporation                                  2.1 Wireless caller location detection software      signalsoftcorp.com
   EPiCON                                                  2.0 Network software manager                         epicon.com
   NovaLux, Inc.                                           1.9 Blue-green light lasers                          novalux.com
   IRSI                                                    1.8 Optical inspection systems                       irsinc.com
   Xycte Therapies, Inc.                                   1.7 Develops drugs to treat cancer & other disorders xcytetherapies.com
   Illumina, Inc.                                          1.4 Fiber optic sensor technology for drug screening illumina.com
   Advanced Diagnostics, Inc.                              1.4 3-D medical imaging equipment
   Adolor Corporation                                      1.3 Develops pain-management therapeutic drugs       adolor.com
   Praxon, Inc.                                            1.3 Integrated business communications equipment     praxon.com
   AdiCom Wireless, Inc.                                   1.2 Wireless local loop technology                   adicomwireless.com
   EndoVasix, Inc.                                         1.2 Device for treatment of ischemic strokes         endovasix.com
   eWireless, inc.                                         1.2 Technology linking cell phone users & advertisingewireless.com
   Cooking.com, Inc.                                       1.0 Sales of cooking-related items over the Internet cooking.com
   MediaFlex.com                                           1.0 Internet-based printing & publishing             mediaflex.com
   eBabyCare Ltd.                                           .8 Sales of babycare products over the Internet in China
   Kodiak Technologies, Inc.                                .8 Cooling products for organ & pharma transport    kodiaktech.com
   Genesis Medical, Inc.                                    .7 Medical devices for breast cancer surgery
   CEPTYR, Inc.                                             .7 Develops small molecule drugs                    ceptyr.com
   GreaterGood.com                                          .7 Internet marketing targeted at donors to charitiegreatergood.com
   Etera Corporation                                        .6 Sales of branded perennial plants over the Internetera.com
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held
----------------------------------------------------------------------------------------------------------------------------------

See notes on page 8.

-----------------------------------------------------------------------------------------------------------------------------------

Tredegar Corporation
Schedule of Investments at March 31, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

                                                         Yrs.                                                   Web Site
                 Investment                             Held (a)                 Description                    (www.)
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 7)
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 7)

   ThinkFree.com                                            .5 Java-based software complementary to Microsoft Ofthinkfree.com
   @mobile.com, Inc. (d)                                    .4 Server solutions to increase wireless-carrier proatmobile.com
   PurePacket Communications, Inc.                          .4 Next generation packet-based CLEC (phone carrier)purepacket.com
   Quarry Technologies, Inc.                                .4 Technology for delivery of differentiated servicequarrytech.com
   Norborn Medical, Inc.                                    .3 Device for treatment of cardiovascular disease
   FastTrack Systems, Inc.                                  .2 Clinical trial data management information systems
   Querist Technologies, Inc.                               .1 Web-based data mining software for business managers
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held
-----------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds (period held of .1 - 7.5 years) (e)
-----------------------------------------------------------------------------------------------------------------------------------
Total investments
Estimated income taxes on assumed disposal at fair value
-----------------------------------------------------------------------------------------------------------------------------------
Estimated net asset value ("NAV")
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
 Tredegar Coporation                                   Public Common Stock or
 Schedule of Investments at March 31, 2000             Equivalents at 3/31/00            3/31/00                    12/31/99
 and December 31, 1999                                 ----------------------------------------------------------------------------
(In Thousands, Except Per-Share Amounts)
                                                                 Estimated
                                                                 Restricted  Estimated                   Estimated
                                               Shares  Closing   Stock Dis-     Fair    Carrying   Cost     Fair    Carrying   Cost
                 Investment                   Held (b)  Price    count (c)   Value (b)  Value (b)  Basis Value (b) Value (b)   Basis
-----------------------------------------------------------------------------------------------------------------------------------


Securities of Public Companies Held:
   Superconductor Tech, Inc.                  1,221    $ 41.94   20%         $ 40,953  $ 40,953  $ 3,360 $ 4,613    $ 3,000  $ 3,000
   Eprise Corporation                         1,836      15.75   20%           23,133    23,133    2,900   7,309      2,900    2,900
   Copper Mountain Networks                     197      81.94   20%           12,906    12,906    1,460   1,460      1,460    1,460
   Caliper Technologies Corp.                   155      80.88   20%           10,023    10,023    1,000   8,386      8,386    1,000
   Eclipse Surgical Tech., Inc.                 453       7.44   n/a            3,371     3,371    2,464   3,342      3,342    2,464
   Cisco Systems                                 23      77.31   11%            1,605     1,605      298   6,276      6,276    2,000
   InterVU, Inc.                                  5      90.00   n/a              459       459       57     536        536       57
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                                   92,450    92,450   11,539  31,922     25,900   12,881
----------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:

   CyroGen                                                                      3,836     2,673    2,673   3,759      2,553    2,553
   Sensitech Inc.                                                               2,000     2,000    2,000   2,000      2,000    2,000
   Rosetta Inpharmatics, Inc.                                                   9,690     4,688    4,688   4,558      3,000    3,000
   Bell Geospace                                                                    -         -    3,500       -          -    3,500
   Songbird Medical, Inc.                                                       5,842     3,960    3,960   5,922      3,960    3,960
   RedCreek Communications                                                        549       549    2,256   2,071      2,071    2,256
   Appliant, Inc.                                                               4,968     2,599    2,599   5,036      2,599    2,599
   Ellipsys Technologies, Inc.                                                    663       663    2,737   1,987      1,987    2,737
   HemoSense                                                                    1,711     1,485    1,485   1,735      1,485    1,485
   Moai Technologies, Inc.                                                     30,726     2,021    2,021   7,389      2,021    2,021
   Vascular Solutions                                                           4,398     2,450    2,450   4,409      2,450    2,450
   Babycare, Ltd.                                                               1,009     1,009    1,009   1,009      1,009    1,009
   SignalSoft Corporation                                                       5,611     2,996    2,996   5,624      2,996    2,996
   EPiCON                                                                       2,938       750      750   2,945        750      750
   NovaLux, Inc.                                                                5,181     3,183    3,183   5,193      3,183    3,183
   IRSI                                                                         8,013     3,325    4,200   2,848      2,825    3,700
   Xycte Therapies, Inc.                                                        3,000     3,000    3,000   3,000      3,000    3,000
   Illumina, Inc.                                                               6,837     3,925    3,925   6,853      3,925    3,925
   Advanced Diagnostics, Inc.                                                     705       705      705     705        705      705
   Adolor Corporation                                                           3,584     3,000    3,000   2,613      2,000    2,000
   Praxon, Inc.                                                                 2,654     2,309    2,309   2,661      2,309    2,309
   AdiCom Wireless, Inc.                                                        3,254     3,254    3,254   3,000      3,000    3,000
   EndoVasix, Inc.                                                              2,500     2,500    2,500   2,500      2,500    2,500
   eWireless, inc.                                                              2,205     2,250    2,250   2,250      2,250    2,250
   Cooking.com, Inc.                                                            7,005     4,500    4,500   7,021      4,500    4,500
   MediaFlex.com                                                                3,856     3,500    3,500   1,500      1,500    1,500
   eBabyCare Ltd.                                                                 314       314      314     120        120      120
   Kodiak Technologies, Inc.                                                    1,194     1,194    1,194   1,194      1,194    1,194
   Genesis Medical, Inc.                                                          800       800      800     800        800      800
   CEPTYR, Inc.                                                                 1,750     1,750    1,750   1,750      1,750    1,750
   GreaterGood.com                                                              3,588     3,588    3,588   3,200      3,200    3,200
   Etera Corporation                                                            4,000     4,000    4,000   3,000      3,000    3,000
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                              134,381    74,940   83,096  98,652     70,642   75,952
----------------------------------------------------------------------------------------------------------------------------------

See notes on page 8.

Tredegar Corporation
Schedule of Investments at March 31,
  2000 and December 31, 1999                                                            3/31/00                    12/31/99
(In Thousands, Except Per-Share Amounts)                                    --------------------------------------------------------

                                                                             Estimated                   Estimated
                                                                                Fair    Carrying   Cost     Fair    Carrying   Cost
                 Investment                                                  Value (b)  Value (b)  Basis Value (b) Value (b)   Basis
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies
      held (from page 7)                                                       92,450    92,450   11,539  31,922     25,900   12,881
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held
      (from page 7)                                                           134,381    74,940   83,096  98,652     70,642   75,952

   ThinkFree.com                                                                1,001     1,001    1,001   1,001      1,001    1,001
   @mobile.com, Inc. (d)                                                       10,875     3,000    3,000   2,000      2,000    2,000
   PurePacket Communications, Inc.                                              1,797     1,797    1,797   1,797      1,797    1,797
   Quarry Technologies, Inc.                                                    3,000     3,000    3,000   3,000      3,000    3,000
   Norborn Medical, Inc.                                                          188       188      188     188        188      188
   FastTrack Systems, Inc.                                                      3,000     3,000    3,000       -          -        -
   Querist Technologies, Inc.                                                     600       600      600       -          -        -
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held                                 154,842    87,526   95,682 106,638     78,628   83,938
----------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private
venture capital funds (period held of .1-7.5 years)(e)                         97,835    45,004   47,785  66,803     36,170   38,650
----------------------------------------------------------------------------------------------------------------------------------


Total investments                                                             345,127 $ 224,980 $155,006 205,363   $140,698 $135,469

Estimated income taxes on assumed disposal at
   fair value                                                                  68,443                     25,162

Estimated net asset value ("NAV")                                           $ 276,684                   $180,201



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

(c) Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption to the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded.

(d) On April 12, 2000, @Mobile.com, Inc., merged with Software.com, Inc. (symbol: SWCM). We now own approximately 405,000 shares of Software.com common stock. The share are restricted, and we estimate fair value by applying a 20% restricted stock discount to publicly traded price quotes.

(e) At March 31, 2000, Tredegar had ownership interests in 25 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):



                                             Indirect                  Average                Indirect
                                             Interest in               Restricted     Estimated
                                               Common     Closing      Stock Dis-        Fair        Cost
   Indirect Investment                         Shares      Price         count          Value        Basis
   --------------------------------------------------------------------------------------------------------

   Universal Access, Inc.                     593            $ 33.50         20%      $ 15,883       $ 521
   Watchguard Tech., Inc.                      56              90.00         15%         4,303         111
   Loudeye Technologies, Inc.                 148              34.88         20%         4,119         373
   Digital Island                              68              60.94         20%         3,309         138
   Telaxis Communications                      44              60.11         20%         2,101         207
   Cobalt Networks, Inc.                       52              47.00         20%         1,962          98
   Tut Systems, Inc.                           29              59.56         n/a         1,721         145
   Apropos Technology, Inc.                    55              37.00         20%         1,633         263
   Cisco Systems                               25              77.31         15%         1,643           -
   DSL Net Inc.                                92              22.06         20%         1,624         170
   Avenue A, Inc.                              44              30.50         20%         1,066         104
   --------------------------------------------------------------------------------------------------------
       Total                                                                          $ 39,364     $ 2,130
   --------------------------------------------------------------------------------------------------------

4. Comprehensive income, defined as net income and other comprehensive income, was $61.5 million for the first quarter of 2000 and $15.3 million for the first quarter of 1999. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                  (In Thousands)

                                           March 31            Dec. 31
                                             2000                1999
                                        --------------      --------------
         Finished goods                     $11,094             $9,928
         Work-in-process                      4,434              4,322
         Raw materials                       27,954             29,174
         Stores, supplies and other           9,756              9,705
                                        --------------      --------------
             Total                          $53,238            $53,129
                                        ==============      ==============


6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:


                                                                   (In Thousands)
                                                                    First Quarter
                                                                    Ended March 31
                                                                ---------------------
                                                                   2000        1999
                                                                ---------   ---------


         Weighted average shares outstanding used
         to compute basic earnings per share                       37,718     36,724
         Incremental shares issuable upon the
         assumed exercise of stock options                          1,252      2,076
                                                                 ---------  ---------
                  Shares used to compute diluted earnings
         per share                                                 38,970     38,800
                                                                 ---------  ---------


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

Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations.

                              Results of Operations
                              ---------------------

               First Quarter 2000 Compared with First Quarter 1999

         Net income for the first quarter of 2000 was $18.5 million, up from $15.3 million in 1999 (47 cents per share versus 39 cents per share). Results in 2000 include $7.8 million (20 cents per share) of realized after-tax gains from venture capital investments, compared to a loss of $250,000 (one cent per share) in the first quarter of 1999. Results in 2000 also include a net after-tax charge of $3.5 million (nine cents per share) related primarily to the planned shut down of a plastic films plant in Manchester, Iowa.

         Pretax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 12. Operating expenses (primarily employee compensation and benefits and leased office space and equipment) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Venture capital investments" in the operating profit table.

         After-tax appreciation in the net asset value ("NAV") of the venture capital investment portfolio was $86.8 million during the quarter. At March 31, 2000, the NAV of the portfolio was $276.7 million. Since the end of the quarter, the NAV of the public securities held in the portfolio through May 10 had declined by $26 million. For more information on our venture capital investment activities, see pages 13-14 and Note 3 on page 6.

         Net sales in the first quarter of 2000 increased by 29% over 1999 due primarily to:

o The acquisition of Exxon Chemical Company's plastic film business ("Exxon Films") on May 17, 1999

o Higher volume in Aluminum  Extrusions (up 9%)

o Higher selling prices driven by higher raw material costs

         Pro forma net sales ($232.2 million in the first quarter of 2000 versus $209.1 million in 1999) were up 11%. Pro forma net sales assume that the acquisition of Exxon Films occurred at the beginning of 1999. Net sales for existing operations of Film Products were up 2.7% due to higher selling prices resulting from higher plastic resin costs, partially offset by lower volume.

         For more information on net sales, see the business segment review on pages 12-14.

         The gross profit margin declined to 19.7% from 21.8% due to lower margins at the plastic film plants acquired from the Exxon Chemical Company, and lower margins for the existing operations of Film Products and Aluminum Extrusions. In existing operations, increases in selling prices due to higher raw material costs helped maintain a relatively constant gross profit per unit, but still resulted in a decline in the overall gross profit percentage.

         SG&A expenses in the first quarter of 2000 were $12.6 million, up from $11.3 million in 1999 due primarily to the acquisition of Exxon Films. As a percentage of sales, SG&A expenses decreased to 5.4% in the first quarter of 2000 compared with 6.3% in 1999, due to higher sales from raw material-driven price increases.

         R&D expenses increased to $6.3 million in the first quarter of 2000 from $4.1 million in 1999 due to the acquisition of Therics (impact of $1.8 million), higher spending at Molecumetics in support of collaboration programs (up $219,000) and higher product development spending at Film Products (up $158,000).

         Unusual charges in the first quarter of 2000 totaled $5.5 million ($3.5 million after income taxes) and included:

o A charge of $5.3 million for the planned shut down of a plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000)

o A pretax charge of $191,000 for costs associated with the evaluation of financing and structural options for the Technology Group

         There were no unusual items in the first quarter of 1999. For more information on costs and expenses, see the business segment review on pages 12-14.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $394,000 in the first quarter of 2000 and $325,000 in 1999. The average tax-equivalent yield earned on cash equivalents was approximately 5.7% in the first quarter of 2000 and 4.9% in the first quarter of last year. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

         Interest expense increased to $4.3 million in the first quarter of 2000 from $289,000 in 1999 due to higher average debt outstanding (up $245 million) from acquisitions and investments made in 1999. The average rate on variable-rate debt ($250 million) was 6.8% in the first quarter of 2000. There was no variable-rate debt outstanding in the first quarter of 1999. The average rate on fixed-rate debt ($20 million in the first quarter of 2000 and $25 million in the first quarter of 1999) was 7.2% in both periods.

         The effective tax rate, excluding unusual items, increased to 36.5% in the first quarter of 2000 from 35.5% in 1999 due to higher taxes accrued on income from foreign operations.

                             Business Segment Review
                             -----------------------

         The following tables present Tredegar's net sales and operating profit by segment for the first quarter ended March 31, 2000 and 1999.

                              Net Sales by Segment
                                 (In Thousands)
                                  (Unaudited)

                                                  First Quarter
                                                 Ended March 31
                                               -------------------
                                                 2000      1999
                                               --------- ---------
Film Products                                  $ 99,486   $  67,752
Fiberlux                                          1,782       2,260
Aluminum Extrusions                             129,240     107,684
Technology:
    Molecumetics                                  1,626       1,845
    Other                                            94           -
                                               ---------  ---------
    Total net sales                           $ 232,228   $ 179,541
                                               =========  =========

                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                  First Quarter
                                                 Ended March 31
                                                -------------------
                                                 2000       1999
                                                --------- ---------
Film Products:
    Ongoing operations                         $ 15,750   $13,204
    Unusual items                                (5,293)        -
                                               --------- ---------
    Total Film Products                          10,457    13,204
                                               --------- ---------
Fiberlux                                           (209)      (88)
Aluminum Extrusions                              15,714    13,846
Technology:
    Molecumetics                                 (1,229)     (854)
    Therics                                      (1,799)        -
    Venture capital investments                  12,143      (391)
    Unusual items                                  (191)        -
                                               --------- ---------
     Total Technology                             8,924    (1,245)
                                               --------- ---------
Total operating profit                           34,886    25,717
Interest income                                     394       325
Interest expense                                  4,295       289
Corporate expenses, net                           1,866     2,038
                                               --------- ---------
Income before income taxes                       29,119    23,715
Income taxes                                     10,656     8,417
                                               --------- ---------
Net income                                     $ 18,463   $15,298
                                               ========= =========

         First-quarter sales in Film Products rose 47 percent to $99.5 million while operating profit (excluding unusual items) was $15.8 million, up 19 percent versus the year-ago period. The increase in sales and profits was due to the mid-1999 acquisition of Exxon Films. On a pro forma basis (i.e., assuming the acquisition had occurred at the beginning of 1999), first-quarter sales in films were up two percent due to raw material-driven price increases. Operating profit for existing operations declined $1.9 million (14%) due to lower volume, continued delays in new product introductions, and higher spending on new product development and commercialization.

         In Aluminum Extrusions, higher volume (up 9%) and selling prices boosted sales to $129.2 million for the quarter, an increase of 20 percent versus last year. Operating profit rose 13 percent to $15.7 million, despite a rapid rise in raw material costs. Demand continues to be strong in all markets.

         The first-quarter operating loss from technology operations was $3 million versus a loss of $854,000 in the year-ago period. The higher losses were due primarily to the inclusion of results from Therics, which was acquired in April 1999.

         The   appreciation  in  NAV  related  to  venture  capital   investment
activities for the first quarter of 2000 and 1999 is summarized below:


----------------------------------------------------------------------------
                                                           (In Millions)
                                                           First Quarter
                                                           Ended March 31
                                                         ------------------
                                                           2000     1999
---------------------------------------------------------------------------
Net realized  gains,  losses,  writedowns  and related
    operating  expenses  for venture capital investments
    reflected in consolidated statements of income
(net of tax)                                                $ 7.8    $ (.3)
Change in unrealized appreciation of venture
    capital investments (net of tax)                         79.0      1.0
---------------------------------------------------------------------------
Appreciation (depreciation) in net asset value
   related to venture capital investment activities        $ 86.8     $ .7
---------------------------------------------------------------------------

         The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the net appreciation in NAV during the current period:

o Superconductor Technologies, Inc. - public security, higher stock price ($23 million NAV appreciation)
o Moai Technologies, Inc. - new round of financing at higher valuation ($15 million NAV appreciation)
o        Eprise Corporation - IPO ($10 million NAV appreciation)
o Copper Mountain Networks - bought Onprem Networks, Inc. ($7 million NAV appreciation)
o @mobile.com, Inc. - new round of financing at higher valuation ($5 million NAV appreciation)
o IRSI - new round of financing at higher valuation ($3 million NAV appreciation)
o        Rosetta Inpharmatics - new round of financing at higher valuation
         ($2 million NAV appreciation)

o Indirect ownership of companies through our interest in other venture capital funds ($21 million NAV appreciation, primarily higher valuations due to IPOs and mergers)
o        Write-down of RedCreek Communications ($974,000 NAV depreciation)
o        Write-down of Ellipsys Technologies, Inc. ($847,000 NAV depreciation)

         Since March 31, 2000, the NAV of public securities held in the portfolio through May 10 had declined by $26 million. The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below:

---------------------------------------------------------------------------
                                                           (In Millions)
                                                         March 31  Dec. 31
                                                           2000     1999
---------------------------------------------------------------------------
Cost basis of venture capital investments                 $ 155.0  $ 135.5
Writedowns taken on securities held (charged to
    earnings)                                               (10.9)    (7.8)
Unrealized appreciation on public securities held
    by Tredegar (reflected directly in equity net of
    deferred income taxes)                                   80.9     13.0
---------------------------------------------------------------------------
Carrying value of venture capital investments
    reflected in the balance sheet                          225.0    140.7
Unrealized appreciation in private securities held by
    Tredegar and in its indirect interest in all
    securities held by venture capital funds                120.1     64.7
---------------------------------------------------------------------------
Estimated fair value of venture capital investments         345.1    205.4
Estimated income taxes on assumed disposal at
    fair value                                              (68.4)   (25.2)
---------------------------------------------------------------------------
Estimated NAV of venture capital investments              $ 276.7  $ 180.2
---------------------------------------------------------------------------

         Our internal rate of return ("IRR") since inception in 1992 through May 10, 2000, is estimated at 69% (49% after income taxes), but is not necessarily indicative of the IRR that we will generate in the future. IRR is the discount rate that equates the net present value of investment cash inflows with investment cash outflows. The IRR is calculated as an annualized compounded rate of return using actual investment cash flows, modified to incorporate our share of the current valuation of unliquidated holdings and operating expenses (and taxes in case of the after-tax IRR).

         Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

                         Liquidity and Capital Resources
                         -------------------------------

         Tredegar's total assets increased to $885.8 million at March 31, 2000, from $792.5 million at December 31, 1999, due primarily to:

o An increase in unrealized gains on available-for-sale securities (up $68 million) o Higher receivable from securities brokers from the sale of securities (up $17.8 million)

         Net cash provided by operating activities in excess of capital expenditures and dividends decreased to $6.3 million in the first quarter of 2000 from $15 million in 1999 due primarily to higher capital expenditures. Capital expenditures in the first quarter of 2000 reflect the normal replacement of machinery and equipment and:

o A new feminine pad topsheet film production line at the plant in Terre Haute, Indiana
o Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing conventional diaper backsheet and other components in order to improve comfort and fit)
o Continued expansion of capacity at the Hungary facility, which produces disposable films for hygiene products marketed in Europe
o The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia

         The reasons for the decrease in cash and cash equivalents to $13.7 million at March 31, 2000, from $25.8 million at December 31, 1999, are summarized below:

                                                           (In Thousands)
                                                            First Quarter
                                                           Ended March 31
                                                         ------------------
                                                           2000      1999
                                                         --------- --------
Cash and cash equivalents, beginning of period            $25,752  $25,409
                                                         --------- --------
Cash provided by operating activities in excess of
    capital expenditures and dividends                      6,255   14,983
Proceeds from the exercise of stock options                 1,559      870
New venture capital investments, net of proceeds
    from disposals                                        (21,070) (13,221)
Other, net                                                  1,213      (50)
                                                         --------- --------
Net (decrease) increase in cash and cash equivalents      (12,043)   2,582
                                                         --------- --------
Cash and cash equivalents, end of period                  $13,709  $27,991
                                                         ========= ========


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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned by geographic area for the first quarter of 2000 and 1999 are presented below:

                        Estimated % of Consolidated Pretax
                        Income Earned by Geographic Area*
                        ---------------------------------

                                  First Quarter
                                  Ended March 31

                                -------------------
                                  2000       1999
                                -------------------
                United States      51 %       63 %
                Canada             22         14
                Latin America      14          7
                Europe             10         10
                Asia                3          6
                                --------   --------
                Total             100 %      100 %
                                ========   ========

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

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 13-14 and Note 3 on page 6 for more information.


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

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.
                  -----------

                  3        Amended By-laws

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Tredegar Corporation
                                       (Registrant)



Date:      May 12, 2000                 /s/ N. A. Scher
          --------------------------  ------------------------------------------
                                        Norman A. Scher
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date:      May 12, 2000                 /s/ D. Andrew Edwards
         ---------------------------  ------------------------------------------
                                         D. Andrew Edwards
                                         Vice President
                                         Treasurer and Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------

       3                                Amended By-laws

      27                                Financial Data Schedule