Form 10-Q
period 2000-06-30
TREDEGAR CORP
filed 2000-08-02
CIK 850429

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended June 30, 2000

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the transition period from                         to
                               ----------------------       --------------------

                         Commission file number 1-10258
                                                -------

                              Tredegar Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Virginia                                      54-1497771
---------------------------------------            -----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                              23225
----------------------------------------           -----------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
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

         The number of shares of Common Stock, no par value, outstanding as of July 25, 2000: 37,986,967.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tredegar Corporation
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                    June 30,  Dec. 31,
                                                      2000      1999
                                                    --------- ---------
Assets
Current assets:
    Cash and cash equivalents                       $ 15,431  $ 25,752
    Receivable from securities brokers                 1,984         -
    Accounts and notes receivable                    114,968   121,820
    Inventories                                       50,081    53,129
    Deferred income taxes                             12,085    11,230
    Prepaid expenses and other                         4,314     2,657
                                                    --------- ---------
      Total current assets                           198,863   214,588
                                                    --------- ---------
Property, plant and equipment, at cost               487,714   467,565
Less accumulated depreciation and amortization       230,163   224,158
                                                    --------- ---------
      Net property, plant and equipment              257,551   243,407
                                                    --------- ---------
Venture capital investments                          262,277   140,698
Other assets and deferred charges                     44,188    41,250
Goodwill and other intangibles                       149,164   152,544
                                                    --------- ---------
      Total assets                                  $912,043  $792,487
                                                    ========= =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                $ 53,512  $ 61,476
    Accrued expenses                                  40,236    45,030
    Income taxes payable                                 466     1,736
                                                    --------- ---------
      Total current liabilities                       94,214   108,242
Long-term debt                                       275,000   270,000
Deferred income taxes                                 62,632    33,205
Other noncurrent liabilities                           9,339     8,812
                                                    --------- ---------
      Total liabilities                              441,185   420,259
                                                    --------- ---------
Shareholders' equity:
    Common stock, no par value                       106,814   103,327
    Common stock held in trust for savings
      restoration plan                                (1,212)   (1,212)
    Unrealized gain on available-for-sale securities  62,387     8,330
    Foreign currency translation adjustment           (2,380)   (1,672)
    Retained earnings                                305,249   263,455
                                                    --------- ---------
      Total shareholders' equity                     470,858   372,228
                                                    --------- ---------
      Total liabilities and shareholders' equity    $912,043  $792,487
                                                    ========= =========

           See accompanying notes to financial statements.


                              Tredegar Corporation
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                      Second Quarter        Six Months
                                                       Ended June 30       Ended June 30
                                                    ------------------- -------------------
                                                      2000      1999      2000      1999
                                                    --------- --------- -------- ----------
Revenues:
    Net sales                                       $ 223,503 $ 194,840 $455,731 $ 374,381
    Other income (expense), net                       20,694    (1,277)  33,926     (1,018)
                                                    --------- --------- -------- ----------
      Total                                          244,197   193,563  489,657    373,363
                                                    --------- --------- -------- ----------
Costs and expenses:
    Cost of goods sold                               178,608   153,986  365,002    294,225
    Selling, general and administrative               13,323    11,149   25,925     22,522
    Research and development                           5,687     5,753   11,977      9,850
    Amortization of intangibles                        1,276       782    2,552        869
    Interest                                           4,307     1,517    8,602      1,806
    Unusual items                                       (525)    4,628    4,959      4,628
                                                    --------- --------- -------- ----------
      Total                                          202,676   177,815  419,017    333,900
                                                    --------- --------- -------- ----------
Income before income taxes                            41,521    15,748   70,640     39,463
Income taxes                                          15,153     5,558   25,809     13,975
                                                    --------- --------- -------- ----------
Net income                                          $ 26,368  $ 10,190  $ 44,831  $ 25,488
                                                    ========= ========= ======== ==========
Earnings per share:
    Basic                                              $ .70     $ .28   $ 1.19      $ .69
    Diluted                                              .68       .26     1.15        .65

Shares used to compute earnings per share:
    Basic                                             37,911    36,852   37,815     36,789
    Diluted                                           39,067    38,798   38,999     38,770

Dividends per share                                    $ .04     $ .04    $ .08      $ .08

                 See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30
                                                            --------------------
                                                              2000       1999
                                                            ---------  ---------
Cash flows from operating activities:
    Net income                                              $ 44,831   $ 25,488
    Adjustments for noncash items:
      Depreciation                                            16,189     12,544
      Amortization of intangibles                              2,552        869
      Write-off of in-process R&D acquired                         -      3,458
      Deferred income taxes                                   (1,446)    (1,492)
      Accrued pension income and postretirement benefits      (3,809)    (1,837)
      (Gain) loss on sale of venture capital investments     (33,541)     1,183
      Loss on equipment writedowns and divestitures            4,768      1,170
    Changes in assets and liabilities, net of
      effects from acquisitions and divestitures:
      Accounts and notes receivable                            4,783     (1,088)
      Inventories                                                702      4,350
      Income taxes recoverable                                     -     (1,219)
      Prepaid expenses and other                              (1,701)     1,923
      Accounts payable                                        (7,337)     5,596
      Accrued expenses and income taxes payable               (7,679)     2,907
    Other, net                                                   480     (1,482)
                                                            ---------  ---------
      Net cash provided by operating activities               18,792     52,370
                                                            ---------  ---------
Cash flows from investing activities:
    Capital expenditures                                     (39,489)   (23,182)
    Acquisitions                                                   -   (213,665)
    Venture capital investments                              (47,011)   (31,837)
    Proceeds from the sale of venture capital investments     41,451      2,189
    Proceeds from property disposals and divestitures          9,357        252
    Other, net                                                 1,129       (126)
                                                            ---------  ---------
      Net cash used in investing activities                  (34,563)  (266,369)
                                                            ---------  ---------
Cash flows from financing activities:
    Dividends paid                                            (3,037)    (2,940)
    Net increase (decrease) in borrowings                      5,000    209,000
    Proceeds from exercise of stock options (including
      related income tax benefits realized)                    3,487      2,397
                                                            ---------   --------
      Net cash provided by financing activities                5,450    208,457
                                                            ---------   --------
(Decrease) increase in cash and cash equivalents             (10,321)    (5,542)
Cash and cash equivalents at beginning of period              25,752     25,409
                                                            ---------   --------
Cash and cash equivalents at end of period                  $ 15,431   $ 19,867
                                                            =========  =========

                 See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 2000, and the consolidated results of operations and cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. See pages 9 through 11 for information on unusual items recognized during the quarter and the six months ended June 30, 2000 and 1999.

                   On April 10, 2000, we announced the completion of the sale of Fiberlux, Inc., a U.S. producer of vinyl extrusions to Westech Windows, Inc., an affiliate of the Westlake Group based in Houston, Texas. In the second quarter, we recognized a gain of $525,000 ($336,000 after income taxes) in connection with this transaction. Fiberlux had sales of $9.1 million and operating profit of $57,000 for the year ended December 31, 1999 and net assets of $7.2 million at March 31, 2000.

3. A summary of our venture capital activities for the quarter and six months ended June 30, 2000 and 1999, is provided below:


                                                                (In Thousands)
                                                      Second Quarter        Six Months
                                                       Ended June 30       Ended June 30
                                                     ------------------- -------------------
                                                      2000      1999      2000      1999
                                                    --------- --------- --------- ---------
Carrying value, beginning of period                 $224,980  $ 73,311  $140,698  $ 60,024
Activity for period (pre-tax):
    New investments                                   25,408    16,427    47,011    31,837
    Proceeds from the sale of investments            (25,112)        -   (43,435)   (2,189)
    Realized gains                                    20,746         -    37,005     1,926
    Realized losses, write-offs and write-downs         (310)   (1,351)   (3,464)   (3,109)
    Transfer of carrying value of Therics out of
      portfolio (acquired by Tredegar)                     -    (3,380)        -    (3,380)
    Increase in net unrealized gain on
      available-for-sale securities                   16,565       147    84,462        45
                                                    --------- --------- --------- ---------
Carrying value, end of period                       $262,277  $ 85,154  $262,277  $ 85,154
                                                    ========= ========= ========= =========

                  Our remaining unfunded commitments to private venture capital funds totaled approximately $48 million at June 30, 2000, and $30 million at December 31, 1999.

                  A schedule of investments is provided on the following two pages.

-----------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

                                             Yrs.                                                           Web Site
      Investment                   Symbol  Held (a)                       Description                       (www.)
-----------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Software.com, Inc.             SWCM           .6 Infrastructure applications for the Internet            software.com
   Superconductor Tech, Inc.      SCON          1.0 Manufactures filters for wireless networks              suptech.com
   Eprise Corporation             EPRS          2.5 Web site maintenance & development tool                 eprise.com
   Watchguard Technologies        WGRD          3.1 Computer and network perimeter defense system           watchguard.com
   Eclipse Surgical Tech., Inc.   ESTI          6.1 Coronary revascularization                              eclipsesurg.com
   Cisco Systems                  CSCO          1.0 Networking for the Internet                             cisco.com
   Yahoo! Inc.                    YHOO          1.4 Internet media company                                  yahoo.com
   Akamai Technologies, Inc.      AKAM           .9 Global delivery service of Internet content             akamai.com
   America Online, Inc.           AOL           1.1 Internet services                                       aol.com
   Copper Mountain Networks       CMTN           .4 Digital subscriber line communication products          coppermountain.com
   Caliper Technologies Corp.     CALP          2.9 Lab on a chip                                           calipertech.com
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held
-----------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CyroGen                                      4.8 Micro-cryogenic catheters for medical applications      cyrogen-inc.com
   Sensitech Inc.                               3.3 Perishable product management solutions                 sensitech.com
   Rosetta Inpharmatics, Inc.                   3.1 Gene function/drug screening on a chip                  rii.com
   Bell Geospace                                3.0 Presentation of 3D data to the oil & gas industry       bellgeo.com
   Songbird Medical, Inc.                       2.9 Disposable hearing aids
   RedCreek Communications                      2.9 Internet and intranet security                          redcreek.com
   Appliant, Inc.                               2.7 Software tools for managing executable software         appliant.com
   Ellipsys Technologies, Inc.                  2.7 Telephone system error detection                        ellipsystech.com
   HemoSense                                    2.6 Point of care blood coagulation time test device        hemosense.com
   Moai Technologies, Inc.                      2.5 System for holding auctions on the Internet             moai.com
   Vascular Solutions                           2.5 Vascular access site closure system                     vascularsolutions.com
   Babycare, Ltd.                               2.4 Direct retailing of baby care products in China
   SignalSoft Corporation                       2.3 Wireless caller location detection software             signalsoftcorp.com
   EPiCON                                       2.3 Network software manager                                epicon.com
   NovaLux, Inc.                                2.1 Blue-green light lasers                                 novalux.com
   IRSI                                         2.1 Optical inspection systems                              irsinc.com
   Xycte Therapies, Inc.                        1.9 Develops drugs to treat cancer & other disorders        xcytetherapies.com
   Illumina, Inc.                               1.6 Fiber optic sensor technology for drug screening        illumina.com
   Advanced Diagnostics, Inc.                   1.6 3-D medical imaging equipment
   Adolor Corporation                           1.6 Develops pain-management therapeutic drugs              adolor.com
   Praxon, Inc.                                 1.5 Integrated business communications equipment            praxon.com
   AdiCom Wireless, Inc.                        1.5 Wireless local loop technology                          adicomwireless.com
   EndoVasix, Inc.                              1.4 Device for treatment of ischemic strokes                endovasix.com
   eWireless, inc.                              1.4 Technology linking cell phone users & advertising       ewireless.com
   Cooking.com, Inc.                            1.3 Sales of cooking-related items over the Internet        cooking.com
   MediaFlex.com                                1.2 Internet-based printing & publishing                    mediaflex.com
   eBabyCare Ltd.                               1.1 Sales of babycare products over the Internet in China
   Kodiak Technologies, Inc.                    1.0 Cooling products for organ & pharma transport           kodiaktech.com
   Genesis Medical, Inc.                        1.0 Medical devices for breast cancer surgery
   CEPTYR, Inc.                                  .9 Develops small molecule drugs                           ceptyr.com
   GreaterGood.com                               .9 Internet marketing targeted at donors to charities      greatergood.com
   Etera Corporation                             .8 Sales of branded perennial plants over the Internet     etera.com
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

                                          Public Common Stock or
                                          Equivalents at 6/30/00                     6/30/00                       12/31/99
                                     -------------------------------- --------------------------------------------------------------
                                                          Estimated
                                                          Restricted  Estimated                         Estimated
                                     Shares      Closing  Stock Dis-     Fair       Carrying  Cost        Fair     Carrying    Cost
             Investment               Held (b)    Price   count (c)   Value (b)     Value (b) Basis     Value (b)  Value (b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Software.com, Inc.                    400     $ 129.88        20%    $ 41,545    $ 41,545  $ 3,000   $ 2,000    $ 2,000   $ 2,000
   Superconductor Tech, Inc.           1,214        39.31        20%      38,169      38,169    3,360     4,613      3,000     3,000
   Eprise Corporation                  1,838        16.44        20%      24,179      24,179    2,900     7,309      2,900     2,900
   Watchguard Technologies                40        54.94        n/a       2,191       2,191       56         -          -         -
   Eclipse Surgical Tech., Inc.          453         4.38        n/a       1,984       1,984    2,464     3,342      3,342     2,464
   Cisco Systems                          12        63.56        20%         630         630      200     6,276      6,276     2,000
   Yahoo! Inc.                             3       123.88        n/a         394         394       50         -          -         -
   Akamai Technologies, Inc.               3       118.73         7%         361         361       58       536        536        57
   America Online, Inc.                    3        52.88        n/a         133         133       20         -          -         -
   Copper Mountain Networks                -            -        20%           -           -        -     1,460      1,460     1,460
   Caliper Technologies Corp.              -            -        20%           -           -        -     8,386      8,386     1,000
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                             109,586     109,586   12,108    33,922     27,900    14,881
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CyroGen                                                                 4,070       2,911    2,911     3,759      2,553     2,553
   Sensitech Inc.                                                          2,000       2,000    2,000     2,000      2,000     2,000
   Rosetta Inpharmatics, Inc.                                              9,703       4,688    4,688     4,558      3,000     3,000
   Bell Geospace                                                               -           -    3,500         -          -     3,500
   Songbird Medical, Inc.                                                  5,850       3,960    3,960     5,922      3,960     3,960
   RedCreek Communications                                                   549         549    2,256     2,071      2,071     2,256
   Appliant, Inc.                                                          6,233       3,899    3,899     5,036      2,599     2,599
   Ellipsys Technologies, Inc.                                               201         201    2,275     1,987      1,987     2,737
   HemoSense                                                               2,682       2,485    2,485     1,735      1,485     1,485
   Moai Technologies, Inc.                                                30,767       2,021    2,021     7,389      2,021     2,021
   Vascular Solutions                                                      4,340       2,450    2,450     4,409      2,450     2,450
   Babycare, Ltd.                                                          1,009       1,009    1,009     1,009      1,009     1,009
   SignalSoft Corporation                                                  5,547       3,006    3,006     5,624      2,996     2,996
   EPiCON                                                                  2,899         750      750     2,945        750       750
   NovaLux, Inc.                                                           5,112       3,183    3,183     5,193      3,183     3,183
   IRSI                                                                    7,907       3,325    4,200     2,848      2,825     3,700
   Xycte Therapies, Inc.                                                   5,583       3,795    3,795     3,000      3,000     3,000
   Illumina, Inc.                                                          6,746       3,925    3,925     6,853      3,925     3,925
   Advanced Diagnostics, Inc.                                              1,337       1,371    1,371       705        705       705
   Adolor Corporation                                                      3,536       3,000    3,000     2,613      2,000     2,000
   Praxon, Inc.                                                            2,619       2,309    2,309     2,661      2,309     2,309
   AdiCom Wireless, Inc.                                                   3,254       3,254    3,254     3,000      3,000     3,000
   EndoVasix, Inc.                                                         4,324       4,000    4,000     2,500      2,500     2,500
   eWireless, inc.                                                        32,107       2,250    2,250     2,250      2,250     2,250
   Cooking.com, Inc.                                                       6,911       4,500    4,500     7,021      4,500     4,500
   MediaFlex.com                                                           3,833       3,500    3,500     1,500      1,500     1,500
   eBabyCare Ltd.                                                            314         314      314       120        120       120
   Kodiak Technologies, Inc.                                               1,194       1,194    1,194     1,194      1,194     1,194
   Genesis Medical, Inc.                                                     800         800      800       800        800       800
   CEPTYR, Inc.                                                            1,750       1,750    1,750     1,750      1,750     1,750
   GreaterGood.com                                                         3,678       3,678    3,678     3,200      3,200     3,200
   Etera Corporation                                                       4,000       4,000    4,000     3,000      3,000     3,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                         170,855      80,077   88,233    98,652     70,642    75,952
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 7.
                                       6

-----------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

                                              Yrs.                                                                  Web Site
        Investment                            Held (a)                    Description                               (www.)
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)
----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)

   ThinkFree.com                                 .7     Java-based software complementary to Microsoft Office       thinkfree.com
   PurePacket Communications, Inc.               .6     Next generation packet-based CLEC (phone carrier)           purepacket.com
   Quarry Technologies, Inc.                     .6     Technology for delivery of differentiated service levels    quarrytech.com
   Norborn Medical, Inc.                         .5     Device for treatment of cardiovascular disease
   FastTrack Systems, Inc.                       .4     Clinical trial data management information systems
   Riveon                                        .4     Web-based data mining software for business managers
   Medmanage Systems, Inc.                       .2     Management of prescription drug sampling program
   Linx Communications, Inc.                      -     Unified communications and messaging system
   Infinicon, Inc.                                -     Manufacturer of infiniband input/output products
----------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held
----------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds (period held of .1 - 7.5 years) (d)
----------------------------------------------------------------------------------------------------------------------------------
Total investments
Estimated income taxes on assumed disposal at fair value
----------------------------------------------------------------------------------------------------------------------------------
Estimated net asset value ("NAV")
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2000 and December 31, 1999                 6/30/00                         12/31/99
(In Thousands, Except Per-Share Amounts)                          ----------------------------------------------------------------

                                                                     Estimated                         Estimated
                                                                        Fair     Carrying     Cost       Fair     Carrying   Cost
                    Investment                                       Value (b)   Value (b)    Basis    Value (b)  Value (b)  Basis
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)           109,586     109,586      12,108    33,922    27,900     14,881
-----------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)       170,855      80,077      88,233    98,652    70,642     75,952

   ThinkFree.com                                                       1,491       1,491       1,491     1,001     1,001      1,001
   PurePacket Communications, Inc.                                     2,408       2,408       2,408     1,797     1,797      1,797
   Quarry Technologies, Inc.                                           3,000       3,000       3,000     3,000     3,000      3,000
   Norborn Medical, Inc.                                                 188         188         188       188       188        188
   FastTrack Systems, Inc.                                             3,000       3,000       3,000         -         -          -
   Riveon                                                                600         600         600         -         -          -
   Medmanage Systems, Inc.                                             4,000       4,000       4,000
   Linx Communications, Inc.                                           3,000       3,000       3,000
   Infinicon, Inc.                                                     3,485       3,485       3,485
-----------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held                        192,027     101,249     109,405   104,638    76,628     81,938
-----------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture
   capital funds (period held of .1 - 7.5 years) (d)                 141,799      51,442      54,536    66,803    36,170     38,650
-----------------------------------------------------------------------------------------------------------------------------------
Total investments                                                    443,412   $ 262,277   $ 176,049   205,363 $ 140,698  $ 135,469
                                                                             ------------------------          --------------------
Estimated income taxes on assumed disposal at fair value              96,250                            25,162
-----------------------------------------------------------------------------                        ----------
Estimated net asset value ("NAV")                                  $ 347,162                         $ 180,201
-----------------------------------------------------------------------------                        ----------

Notes:
------
(a) The period held for an investment in a company or a venture capital fund is computed using the initial investment date and the current valuation date. If a company has merged with another company, then the initial investment date is the date of the investment in the predecessor company.
(b) Amounts are shown net of carried interest estimated using realized and unrealized net gains to date. Amounts may change due to changes in estimated carried interest, and such changes are not expected to be material. Carried interest is the portion of value payable to portfolio managers based on realized net gains and is a customary incentive in the venture capital industry.
(c) Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption to the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded.
(d) At June 30, 2000, Tredegar had ownership interests in 26 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):
(e) Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

Indirect Investment          Symbol                Description
--------------------------------------------------------------------------------------------------------------------
Lucent Technologies, Inc.    LU         Developer and manufacturer of communications systems (lucent.com)
Universal Access, Inc.       UAXS       Wholesale provider of high bandwidth services (universalaccessinc.com)
Sonus Networks               SONS       Provider of voice infrastructure products (sonusnet.com)
Digital Island               ISLD       Web site management (digisle.net)
Cobalt Networks, Inc.        COBT       Network servers (cobalt.com)
Loudeye Technologies, Inc.   LOUD       Internet media infrastructure services and applications (loudeye.com)
Tut Systems, Inc.            TUTS       Local area network products (tutsys.com)
Siebel Systems, Inc.         SEBL       Provider of eBusiness applications
Telaxis Communications       TLXS       High speed wireless access equipment (telaxiscomm.com)
Paradigm Genetics, Inc.      PDGM       Industrialization of the process of determining gene function (paragen.com)
--------------------------------------------------------------------------------------------------------------------
    Total
--------------------------------------------------------------------------------------------------------------------

                                                    Indirect              Average           Indirect
                                                   Interest in          Restricted    Estimated
                                              Common        Closing     Stock Dis-      Fair       Cost
Indirect Investment                           Shares         Price        count         Value      Basis
---------------------------------------------------------------------------------------------------------
Lucent Technologies, Inc.                       684         $ 58.31         20%       $ 31,898     $ 624
Universal Access, Inc.                          594           24.50         20%         11,644       521
Sonus Networks                                  58           157.88         20%          7,297       169
Digital Island                                  68            48.63         20%          2,645       131
Cobalt Networks, Inc.                           53            57.88         20%          2,440        99
Loudeye Technologies, Inc.                      159           17.44         20%          2,221       437
Tut Systems, Inc.                               29            57.38         n/a          1,659       145
Siebel Systems, Inc.                            12           163.56         20%          1,587       173
Telaxis Communications                          47            31.25         20%          1,171       207
Paradigm Genetics, Inc.                         116           12.19         20%          1,129       183
---------------------------------------------------------------------------------------------------------
    Total                                                                             $ 63,691   $ 2,689
---------------------------------------------------------------------------------------------------------

4. Comprehensive income, defined as net income and other comprehensive income, was $36.7 million for the second quarter of 2000 and $11.1 million for the second quarter of 1999. Comprehensive income was $98.2 million for the first six months of 2000 and $26.5 million for the first six months of 1999. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                  (In Thousands)

                                            June 30            Dec. 31
                                             2000               1999
                                         --------------     --------------
         Finished goods                         $8,593             $9,928
         Work-in-process                         4,443              4,322
         Raw materials                          27,178             29,174
         Stores, supplies and other              9,867              9,705
                                         --------------     --------------
             Total                             $50,081            $53,129
                                         --------------     --------------

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                             (In Thousands)
                                                Second Quarter           Six Months
                                                Ended June 30           Ended June 30
                                             ---------------------- -----------------------
                                                2000       1999       2000         1999
                                             ---------  ---------   ---------   -----------
Weighted average shares outstanding used
    to compute basic earnings per share         37,911     36,852      37,815      36,789
Incremental shares issuable upon the
    assumed exercise of stock options            1,156      1,946       1,184       1,981
                                             ---------  ---------   ---------   -----------
 Shares used to compute diluted earnings
    per share                                   39,067     38,798      38,999      38,770
                                             =========  =========   =========   ===========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

              Second Quarter 2000 Compared with Second Quarter 1999

         Net income for the second quarter of 2000 was $26.4 million, up from $10.2 million in 1999 (68 cents per share versus 26 cents per share). Results in the second quarter of 2000 include $12.2 million (31 cents per share) of realized after-tax gains from venture capital investments compared to an after-tax loss of $1.2 million (3 cents per share) in the second quarter of 1999.

         Pretax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 12. Operating expenses (primarily employee compensation, benefits and leased office space and equipment) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Venture capital investments" in the operating profit table.

         After-tax appreciation in the net asset value ("NAV") of the venture capital investment portfolio during the second quarter was $61.8 million. At June 30, 2000, the NAV of the portfolio was $347.2 million. For more information on our venture capital investment activities, see pages 13 through 15 and Note 3 on pages 5 through 7.

         Net sales in the second quarter of 2000 increased by 15% over 1999 due primarily to the acquisition of Exxon Chemical Company's plastic film business ("Exxon Films") on May 17, 1999, continued strong demand in Aluminum Extrusions, and overall higher selling prices driven by higher raw material costs. On a pro forma basis, net sales were up 7% in the second quarter of 2000 versus 1999. Pro forma net sales assume that the acquisition of Exxon Films occurred at the beginning of 1999.

         For more information on net sales, see the business segment review beginning on page 12.

         The gross profit margin during the second quarter of 2000 declined to 20.1% from 21% in 1999 due to lower margins in Film Products.

         SG&A expenses in the second quarter of 2000 were $13.3 million, up from $11.1 million in 1999 due primarily to the acquisition of Exxon Films and increased operating expenses relative to our venture capital portfolio. As a percentage of sales, SG&A expenses increased to 6% in the second quarter of 2000 compared with 5.7% in 1999.

         R&D expenses remained relatively flat at $5.7 million in the second quarter of 2000 versus $5.8 million in 1999.

         Unusual items in the second quarter of 2000 include a gain of $525,000 ($336,000 after income taxes) on the sale of Fiberlux, Inc., a producer of vinyl extrusions.

         Unusual items in the second quarter of 1999 totaled $4.6 million ($3.0 million after income taxes) and included:

-    a charge of $3.5 million ($2.2  million after income taxes)  related to the
     write-off  of  purchased   in-process  research  and  development  expenses
     associated with the Therics acquisition; and

- a charge of $1.2 million ($749,000 after income taxes) for the write-off of excess packaging film capacity.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $503,000 in the second quarter of 2000 and $257,000 in 1999. The average tax-equivalent yield earned on cash equivalents was approximately 6.3% in the second quarter of 2000 and 4.8% in the second quarter of last year. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

         Interest expense increased to $4.3 million in the second quarter of 2000 from $1.5 million in 1999 due to higher average debt outstanding (up $143 million) from acquisitions and investments made in 1999. The average rate on variable-rate debt ($250 million in 2000 versus $102 million in 1999) was 7.1% in the second quarter of 2000 versus 5.2% in 1999. The average rate on fixed-rate debt ($19 million in the second quarter of 2000 and $24 million in the second quarter of 1999) was 7.2% in both periods.

         The effective tax rate, excluding unusual items, increased to 36.5% in the second quarter of 2000 from 35.5% in 1999 due to higher taxes accrued on income from foreign operations.

                  Six Months 2000 Compared with Six Months 1999

         Net income for the first six months of 2000 was $44.8 million, up from $25.5 million in 1999 ($1.15 per share versus 65 cents per share). Results for 2000 include $20 million (51 cents per share) of realized after-tax gains from venture capital investments compared to a loss of $1.5 million (4 cents per share) in 1999.

         The after-tax appreciation in the NAV through the first six months of this year was $148.6 million.

         Net sales for the six months ended June 30, 2000, increased by 22% over the same period of last year. The improved net sales are due primarily to the acquisition of Exxon Films, higher volume in Aluminum Extrusions (up 6%), and overall higher selling prices driven by higher raw material costs. On a pro forma basis, net sales increased 9%.

         For more information on net sales, see the business segment review beginning on page 12.

         The gross profit margin for the first six months of 2000 decreased to 19.9% from 21.4% in 1999 due to increases in average plastic resin and aluminum ingot prices.

         SG&A expenses were $25.9 million in 2000, up from $22.5 million in 1999 due primarily to the acquisition of Exxon Films. As a percentage of sales, SG&A expenses decreased to 5.7% in the first six months of 2000 compared with 6% in the same period of 1999 due to higher sales from raw material-driven price increases.

         R&D expenses increased to $12 million in 2000 from $9.9 million in 1999 due to the acquisition of Therics (impact of $1.6 million), higher spending at Molecumetics in support of collaboration programs (up $320,000) and slightly higher product development spending at Film Products (up $180,000).

         Unusual items for the six months ended June 30, 2000, totaled $5 million ($3.2 million after income taxes) and included:

- a charge of $5.3 million ($3.4 million after income taxes) for the planned shutdown of a plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000);

- a charge of $191,000 ($122,000 after income taxes) for costs associated with the evaluation of financing and structural options for the Technology Group; and

- a gain of $525,000 ($336,000 after income taxes) for the sale of Fiberlux, Inc.

         Unusual items for the six months ended June 30, 1999, totaled $4.6 million ($3.0 million after income taxes) and included:

-    a charge of $3.5 million ($2.2  million after income taxes)  related to the
     write-off  of  purchased   in-process  research  and  development  expenses
     associated with the Therics acquisition; and

- a charge of $1.2 million ($749,000 after income taxes) for the write-off of excess packaging film capacity.

         Interest income for 2000 was $897,000 versus $582,000 in 1999. The average tax-equivalent yield earned on cash equivalents was approximately 6.02% for 2000 and 4.9% for 1999.

         Interest expense increased to $8.6 million in 2000 from $1.8 million in 1999 due to higher average debt outstanding (up $194 million) from acquisitions and investments made in 1999. The average rate on variable-rate debt ($250 million) was 7% in 2000 versus 5.2% in 1999. The average rate on fixed-rate debt ($20 million in 2000 and $25 million in 1999) was 7.2% in both periods.

         The effective income tax rate, excluding unusual items, increased to 36.5% in 2000 from 35.5% in 1999 due to higher taxes accrued on income from foreign operations.

Business Segment Review

         The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 2000 and 1999.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                Second Quarter           Six Months
                                                Ended June 30           Ended June 30
                                            ---------------------- -----------------------
                                               2000        1999       2000        1999
                                            ----------- ---------- ----------- -----------
Film Products                                 $ 93,904   $ 75,267   $ 193,390   $ 143,019
Fiberlux                                            74      2,218       1,856       4,478
Aluminum Extrusions                            127,605    115,435     256,845     223,119
Technology:
    Molecumetics                                 1,826      1,920       3,452       3,765
    Therics                                         94          -         188           -
                                            ----------- ---------- ----------- -----------
    Total net sales                          $ 223,503  $ 194,840   $ 455,731   $ 374,381
                                            =========== ========== =========== ===========


                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                Second Quarter           Six Months
                                                Ended June 30           Ended June 30
                                            ---------------------- -----------------------
                                               2000        1999       2000        1999
                                            ----------- ---------- ----------- -----------
Film Products:
    Ongoing operations                        $ 12,781   $ 12,344    $ 28,531    $ 25,548
    Unusual items                                    -     (1,170)     (5,293)     (1,170)
                                            ----------- ---------- ----------- -----------
    Total Film Products                         12,781     11,174      23,238      24,378
                                            ----------- ---------- ----------- -----------
Fiberlux:
    Ongoing operations                             (55)       (53)       (264)       (141)
    Unusual items                                  525          -         525           -
                                            ----------- ---------- ----------- -----------
    Total Fiberlux                                 470        (53)        261        (141)
                                            ----------- ---------- ----------- -----------
Aluminum Extrusions                             17,131     14,634      32,845      28,480
                                             ----------- ---------- ----------- -----------
Technology:
    Molecumetics                                (1,278)      (893)     (2,507)     (1,747)
    Therics                                     (2,054)    (1,597)     (3,853)     (1,597)
    Venture capital investments                 19,060     (1,956)     31,203      (2,347)
    Unusual items                                    -     (3,458)       (191)     (3,458)
                                            ----------- ---------- ----------- -----------
      Total technology                          15,728     (7,904)     24,652      (9,149)
                                            ----------- ---------- ----------- -----------
Total operating profit                          46,110     17,851      80,996      43,568
Interest income                                    503        257         897         582
Interest expense                                 4,307      1,517       8,602       1,806
Corporate expenses, net                            785        843       2,651       2,881
                                            ----------- ---------- ----------- -----------
Income before income taxes                      41,521     15,748      70,640      39,463
Income taxes                                    15,153      5,558      25,809      13,975
                                            ----------- ---------- ----------- -----------
Net income                                    $ 26,368   $ 10,190    $ 44,831    $ 25,488
                                            =========== ========== =========== ===========

         Second quarter sales in Film Products rose 25% to $93.9 million while operating profit (excluding unusual items) was $12.8 million, up 3.5% versus the second quarter of 1999. On a year-to-date basis, sales in Film Products increased 35% to $193.4 million while operating profit (excluding unusual items) was $28.5 million, up 11.7%. The increase in sales and profits was due to the mid-1999 acquisition of Exxon Films. On a pro forma basis (i.e., assuming the acquisition had occurred at the beginning of 1999), second-quarter sales in films were up 5.5% while year-to-date sales increased 3.8% due to raw material-driven price increases. On a pro forma basis, year-to-date operating profit decreased by 7.6% due to lower volume, continued delays in new product introductions, and higher spending on new product development and commercialization.

         In Aluminum Extrusions, second quarter sales rose 11% to $127.6 million while operating profit was $17.1 million, up 17% versus the second quarter of 1999. On a year-to-date basis, sales rose 15% to $256.9 million while operating profit was $32.9 million, up 15% compared to the same period of the prior year. Sales and operating profit increased due to higher volumes (up 2.6% for the quarter and 5.9% for the six months), reflecting continued strong demand and due to higher selling prices, reflecting higher raw material costs.

         For the technology operating companies, revenue was relatively flat for both the quarter and six months ended June 30, 2000 compared to the same periods of the prior year. The second quarter operating loss for the technology operating companies in 2000, excluding unusual items, was $3.3 million versus $2.5 million in 1999. On a year-to-date basis, excluding unusual items, the operating loss was $6.4 million in 2000 versus $3.3 million in 1999. The higher losses in 2000 were due primarily to the acquisition of Therics in April 1999 and to increased spending at Molecumetics.

         The   appreciation  in  NAV  related  to  venture  capital   investment
activities for the second quarter and six months ended June 30, 2000 and 1999 is summarized below:

                                                                (In Millions)
                                                    Second Quarter           Six Months
                                                    Ended June 30           Ended June 30
                                                 ----------------------  ----------------------
                                                   2000         1999       2000        1999
                                                 ---------   ----------  ----------  ----------
 Net realized gains, losses, write-downs and
    related operating expenses for venture
    capital investments reflected in
    Tredegar's  consolidated statements of
    income (net of tax)                             $ 12.2     $ (1.3)     $ 20.0      $ (1.5)
Change in unrealized appreciation of venture
    capital investments (net of tax)                  49.6         .6       128.6         1.6
                                                 ----------  ---------   ---------   ---------
 Appreciation (depreciation) in net asset value
    ("NAV") related to investment performance       $ 61.8      $ (.7)    $ 148.6        $ .1
                                                 ==========  =========   =========   =========

         The appreciation was driven by a combination of events including acquisitions, IPOs, and private investment asset write-ups. The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the net appreciation in NAV during the quarter and six months ended June 30, 2000:


                                                                                                               (In Millions)
                                                                                                         Appreciation (Depreciation)
                                                                                                             in Estimated NAV
                                                                                                         ---------------------------
                                                                                                            2nd Quarter   Six Months
                                                                                                               Ended         Ended
                   Investment                                    Reason for Change                            6/30/00       6/30/00
------------------------------------------------------------------------------------------------------------------------------------
Public companies:
     Software.com, Inc                       Acquisition of @mobile.com, Inc., a direct holding                $ 21.4       $ 26.4
     Superconductor Tech., Inc.              Change in stock price                                               (1.8)        21.2
     Lucent Technologies, Inc.               Acquisition of Chromatis Networks, an indirect holding              19.6         19.6
     Eprise Corporation                      Initial public offering, a direct holding                            0.8         11.7
     Copper Mountain Networks                Acquisition of OnPrem Networks, Inc, a direct holding                1.1          8.4
     Universal Access, Inc.                  Change in stock price                                               (2.7)         6.9
     Sonus Networks                          Initial public offering, an indirect holding                         4.5          4.5
     Cisco Systems, Inc.                     Change in stock price                                               (0.6)         3.9
     Watchguard Technologies, Inc.           Change in stock price                                               (0.6)         1.2
     Loudeye Technologies, Inc.              Change in stock price                                               (1.3)         1.1
     Eclipse Surgical Technologies           Change in stock price                                               (1.0)        (1.0)
     Caliper Technologies Corp.              Change in stock price                                               (2.1)        (1.1)
     Cobalt Networks, Inc.                   Change in stock price                                                0.3         (1.4)
     Digital Island, Inc.                    Change in stock price                                               (0.4)        (1.6)
Private companies:
     eWireless, Inc.                         New round of financing at higher valuation                          19.1         19.1
     Moai Technologies, Inc.                 New round of financing at higher valuation                             -         15.0
     Venture capital funds                   Various                                                              6.9          9.7
     IRSI                                    New round of financing at higher valuation                          (0.1)         2.9
     Rosetta Inpharmatics, Inc.              New round of financing at higher valuation                             -          2.2
     Ellipsys Technologies, Inc.             Write-down                                                             -         (0.8)
     RedCreek Communications                 Write-down                                                             -         (1.0)
Other public and private companies           Various                                                             (0.4)         3.0
                                                                                                         ------------- ------------
Appreciation in NAV before operating expenses                                                                    62.7        150.1
After-tax operating expenses                                                                                     (0.9)        (1.5)
                                                                                                         ------------- ------------
Appreciation in NAV related to investment performance                                                          $ 61.8      $ 148.6
                                                                                                         ============= ============

         The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below:

                                                                       (In Millions)
                                                                    June 30,    Dec. 31,
                                                                      2000        1999
                                                                   -----------------------
Cost basis of investments                                             $ 176.0     $ 135.5
Write-downs taken on securities held (charged to earnings)              (11.2)       (7.8)
Unrealized appreciation on public securities held by Tredegar
    (reflected directly in equity net of deferred income taxes)          97.5        13.0
                                                                   ----------- -----------
Carrying value of investments reflected in the balance sheet            262.3       140.7
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture
    capital funds                                                       181.1        64.7
                                                                   ----------- -----------
Estimated fair value of venture capital investments                     443.4       205.4
Estimated income taxes on assumed disposal at fair value                (96.2)      (25.2)
                                                                   ----------- -----------
NAV of venture capital investments                                    $ 347.2     $ 180.2
                                                                   =========== ===========

         Changes in NAV for the quarter and six months ended June 30, 2000 and 1999 are summarized below:

                                                                      (In Millions)
                                                           Second Quarter           Six Months
                                                           Ended June 30           Ended June 30
                                                       ---------------------- -----------------------
                                                          2000        1999       2000        1999
                                                       ----------  ---------- ----------- -----------
NAV at beginning of period                               $ 276.7      $ 82.2     $ 180.2      $ 67.2
                                                       ----------  ---------- ----------- -----------
After-tax appreciation (depreciation) in NAV
    related to investment performance
    (net of operating expenses)                             61.8         (.7)      148.6          .1
After-tax operating expenses funded by Tredegar               .9          .4         1.5          .7
New investments                                             25.4        16.4        47.0        31.8
Transfer of the NAV of Therics out of portfolio
    (acquired by Tredegar)                                     -        (4.3)          -        (4.3)
Reduction in NAV due to the sale of investments            (17.6)          -       (30.1)       (1.5)
                                                       ----------  ---------- ----------- -----------
Increase in NAV                                             70.5        11.8       167.0        26.8
                                                       ----------  ---------- ----------- -----------
NAV at end of the period                                 $ 347.2      $ 94.0     $ 347.2      $ 94.0
                                                       ==========  ========== =========== ===========


        Our internal rate of return ("IRR") since inception in 1992 through June 30, 2000, is estimated at 83% (62% after income taxes), but is not necessarily indicative of the IRR that we will generate in the future. IRR is the discount rate that equates the net present value of investment cash inflows with investment cash outflows. The IRR is calculated as an annualized compounded rate of return using actual investment cash flows, modified to incorporate our share of the current valuation of unliquidated holdings and operating expenses (and taxes in case of the after-tax IRR).

         Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $912 million at June 30, 2000, from $792.5 million at December 31, 1999, due primarily to an increase in the venture capital investments. The carrying value of the venture capital investments increased compared to December 31, 1999, due to an increase in unrealized gains on available-for-sale securities of $84.5 million and an increase in the cost basis of investments of $37.1 million, net of write-downs taken.

         The reasons for the decrease in cash and cash equivalents to $15.4 million at June 30, 2000, from $25.8 million at December 31, 1999, are summarized below:

                                                            (In Thousands)
                                                              Six Months
                                                             Ended June 30
                                                         ----------------------
                                                            2000       1999
                                                         ---------- -----------
Cash and cash equivalents, beginning of period            $ 25,752    $ 25,409
                                                         ---------- -----------
Cash provided by operating activities net of
    capital expenditures and dividends                     (23,734)     26,248
Proceeds from the exercise of stock options                  3,487       2,397
Net increase in borrowings                                   5,000     209,000
Acquisitions                                                     -    (213,665)
New venture capital investments, net of proceeds
    from disposals                                          (5,560)    (29,648)
Proceeds from divestitures and property disposals            9,357         252
Other, net                                                   1,129        (126)
                                                         ---------- -----------
Net (decrease) increase in cash and cash equivalents       (10,321)     (5,542)
                                                         ---------- -----------
Cash and cash equivalents, end of period                  $ 15,431    $ 19,867
                                                         ========== ===========


         Cash provided by operating activities decreased from $52.4 million in 1999 to $18.8 million in 2000 due mainly to higher working capital and higher income taxes (approximately $12.5 million) on realized gains from venture capital activities. Capital expenditures have increased from $23.2 million in 1999 to $39.5 million in 2000. Capital expenditures in 2000 reflect the normal replacement of machinery and equipment and the following key capital projects:

- A new feminine pad topsheet film production line at the plant in Terre Haute, Indiana;
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing conventional diaper backsheet and other components in order to improve comfort and fit);
- Expansion of capacity in Brazil for disposable films for hygiene products, such as feminine pads and diapers;
- Continued expansion of capacity at the Hungary facility, which produces disposable films for hygiene products marketed in Europe;
- A new plastic film manufacturing facility in Shanghai, China (this plant, which is expected to begin production in the second quarter of 2001, will make film used primarily for hygiene products); and
- The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia.

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned by geographic area for the six months ended June 30, 2000 and 1999 are presented below:

                       Percentage of Consolidated Pretax
                       Income Earned by Geographic Area*
                       ----------------------------------

                                           Six Months
                                          Ended June 30
                                       -------------------
                                         2000       1999
                                       --------   --------
                        United States       48 %       58 %
                        Canada              21         17
                        Europe              10          9
                        Latin America       13          8
                        Asia                 8          8
                                       ---------  ---------
                        Total              100 %      100 %
                                       =========  =========

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

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 13-15 and Note 3 on pages 5-7 for more information.

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

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Tredegar's Annual Meeting of Shareholders was held on May 24, 2000. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

     (a)          Election of Directors

                                                     No. of         No. of Votes
                  Nominee                         Votes "For"       "Withheld"
                  -------                         -----------       ----------
                  Austin Brockenbrough, III       34,503,886         728,374
                  William M. Gottwald             34,458,993         773,267
                  Richard L. Morrill              34,493,367         738,893
                  Norman A. Scher                 34,485,107         747,153

                  There were no broker non-votes with respect to the election of directors.

     (b)          Approval of Auditors

                  Approval of the designation of PricewaterhouseCoopers LLP as the auditors for Tredegar for the fiscal year ending December 31, 2000:

                         No. of Votes          No. of Votes            No. of
                             "For"               "Against"           Abstentions
                             -----               ---------           -----------
                          35,093,134              96,634               42,492

                  There were no broker non-votes with respect to the approval of auditors.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  10 Consulting Agreement made as of April 1, 2000 between Tredegar Corporation and Richard W. Goodrum

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Tredegar Corporation
                                           (Registrant)



Date:         August 2, 2000               /s/ N. A. Scher
              ----------------------      --------------------------------------
                                          Norman A. Scher
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Date:         August 2, 2000               /s/ Michelle O. Mosier
              ----------------------      --------------------------------------
                                          Michelle O. Mosier
                                          Corporate Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description

    10 Consulting Agreement made as of April 1, 2000 between Tredegar Corporation and Richard W. Goodrum

    27            Financial Data Schedule