Form 10-Q
period 2000-09-30
TREDEGAR CORP
filed 2000-11-14
CIK 850429

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/X /             OF THE SECURITIES EXCHANGE ACT OF 1934
---


For the quarterly period ended September 30, 2000

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/  /              OF THE SECURITIES EXCHANGE ACT OF 1934
---


For the transition period from                       to
                               --------------------       ----------------------

                         Commission file number 1-10258
                                                -------

                              Tredegar Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Virginia                                    54-1497771
----------------------------------         -------------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer
 of Incorporation or Organization)                  Identification No.)


1100 Boulders Parkway

Richmond, Virginia                                        23225
-------------------------------------------  -----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
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

         The number of shares of Common Stock, no par value, outstanding as of October 31, 2000: 38,018,017.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tredegar Corporation
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                          Sept. 30,       Dec. 31,
                                                            2000            1999
                                                         -----------     ----------
Assets
Current assets:

    Cash and cash equivalents                            $   47,158      $  25,752
    Receivable from securities brokers                       16,213              -
    Accounts and notes receivable                           109,800        121,820
    Inventories                                              47,063         53,129
    Deferred income taxes                                    12,189         11,230
    Prepaid expenses and other                                2,283          2,657
                                                         -----------     ----------
      Total current assets                                  234,706        214,588
                                                         -----------     ----------
Property, plant and equipment, at cost                      503,597        467,565
Less accumulated depreciation and amortization              240,582        224,158
                                                         -----------     ----------
      Net property, plant and equipment                     263,015        243,407
                                                         -----------     ----------
Venture capital investments                                 358,104        140,698
Other assets and deferred charges                            46,816         41,250
Goodwill and other intangibles                              137,939        152,544
                                                         -----------     ----------
      Total assets                                       $ 1,040,580     $ 792,487
                                                         ===========     ==========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                     $   59,699      $  61,476
    Accrued expenses                                         39,912         45,030
    Income taxes payable                                     15,266          1,736
                                                         -----------     ----------
      Total current liabilities                             114,877        108,242
Long-term debt                                              265,000        270,000
Deferred income taxes                                        92,925         33,205
Other noncurrent liabilities                                  9,224          8,812
                                                         -----------     ----------
      Total liabilities                                     482,026        420,259
                                                         -----------     ----------
Shareholders' equity:
    Common stock, no par value                              107,037        103,327
    Common stock held in trust for savings
      restoration plan                                       (1,212)        (1,212)
    Unrealized gain on available-for-sale securities        107,342          8,330
    Foreign currency translation adjustment                  (5,383)        (1,672)
    Retained earnings                                       350,770        263,455
                                                         -----------     ----------
      Total shareholders' equity                            558,554        372,228
                                                         -----------     ----------
      Total liabilities and shareholders' equity         $1,040,580      $ 792,487
                                                         ===========     ==========

                 See accompanying notes to financial statements.

                              Tredegar Corporation
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                                  Third Quarter                    Nine Months
                                                               Ended September 30               Ended September 30
                                                           --------------------------        -----------------------
                                                             2000             1999             2000           1999
                                                           ---------        ---------        ---------     ---------
Revenues:
    Net sales                                              $215,627         $215,911         $671,358      $590,292
    Other income (expense), net                              79,641           (3,889)         113,567        (4,907)
                                                           ---------        ---------        ---------     ---------
      Total                                                 295,268          212,022          784,925       585,385
                                                           ---------        ---------        ---------     ---------
Costs and expenses:
    Cost of goods sold                                      177,170          171,389          542,172       465,614
    Selling, general and administrative                      15,236           11,991           41,161        34,513
    Research and development                                  6,910            5,969           18,887        15,819
    Amortization of intangibles                               1,276            1,275            3,828         2,144
    Interest                                                  4,455            3,047           13,057         4,853
    Unusual items                                            16,870             (712)          21,829         3,916
                                                           ---------        ---------        ---------     ---------
      Total                                                 221,917          192,959          640,934       526,859
                                                           ---------        ---------        ---------     ---------
Income before income taxes                                   73,351           19,063          143,991        58,526
Income taxes                                                 26,313            6,748           52,122        20,723
                                                           ---------        ---------        ---------     ---------
Net income                                                 $ 47,038         $ 12,315         $ 91,869      $ 37,803
                                                           =========        =========        =========     =========
Earnings per share:
    Basic                                                  $   1.24         $    .33         $   2.43      $   1.02
    Diluted                                                    1.21              .32             2.36           .97

Shares used to compute earnings per share:
    Basic                                                    37,944           37,098           37,859        36,893
    Diluted                                                  38,847           38,718           38,952        38,754

Dividends per share                                        $    .04         $    .04         $    .12       $   .12


                 See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30

                                                                            ----------------------------
                                                                               2000              1999
                                                                            ----------        ----------
Cash flows from operating activities:
    Net income                                                              $  91,869         $  37,803
    Adjustments for noncash items:
      Depreciation                                                             23,734            20,146
      Amortization of intangibles                                               3,828             2,144
      Write-off of goodwill and in-process R&D acquired                         9,950             3,725
      Deferred income taxes                                                     1,661            (1,071)
      Accrued pension income and postretirement benefits                       (5,703)           (2,331)
      (Gain) loss on sale of venture capital investments                     (112,839)            4,994
      Loss on equipment writedowns and divestitures                            11,689               458
    Changes in assets and liabilities, net of effects from acquisitions and divestitures:
      Accounts and notes receivable                                             9,673           (10,208)
      Inventories                                                               3,630             4,806
      Prepaid expenses and other                                                  329             1,624
      Accounts payable                                                         (1,020)           10,502
      Accrued expenses and income taxes payable                                 7,020             1,347
    Other, net                                                                   (378)           (2,117)
                                                                            ----------        ----------
      Net cash provided by operating activities                                43,443            71,822
                                                                            ----------        ----------
Cash flows from investing activities:
    Capital expenditures                                                      (60,418)          (32,792)
    Acquisitions                                                                    -          (215,227)
    Venture capital investments                                               (74,783)          (55,727)
    Proceeds from the sale of venture capital investments                     112,131             2,234
    Proceeds from property disposals and divestitures                           9,205               905
    Other, net                                                                 (2,328)             (841)
                                                                            ----------        ----------
      Net cash used in investing activities                                   (16,193)         (301,448)
                                                                            ----------        ----------
Cash flows from financing activities:
    Dividends paid                                                             (4,554)           (4,428)
    Net increase (decrease) in borrowings                                      (5,000)          225,000
    Proceeds from exercise of stock options (including
      related income tax benefits realized)                                     3,710             3,079
                                                                            ----------        ----------
      Net cash provided by (used in) financing activities                      (5,844)          223,651
                                                                            ----------        ----------
Increase (decrease) in cash and cash equivalents                               21,406            (5,975)
Cash and cash equivalents at beginning of period                               25,752            25,409
                                                                            ----------        ----------
Cash and cash equivalents at end of period                                   $ 47,158         $  19,434
                                                                            ==========        ==========

                 See accompanying notes to financial statements.

                              TREDEGAR CORPORATION

             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 2000, and the consolidated results of operations and cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. See pages 10 through 12 for information on unusual items recognized during the quarter and the nine months ended September 30, 2000 and 1999.

                  In the third quarter we recognized a net after-tax charge of $10.8 million (28 cents per share) related primarily to a write-off of excess capacity and associated goodwill in our plastic films business.

                  On October 13, 2000, we announced the completion of the acquisition of the stock of ADMA and Promea, film and film equipment manufacturers located in Italy. The combined companies have annual sales of approximately $9 million.

3. A summary of our venture capital activities for the quarter and nine months ended September 30, 2000 and 1999, is provided below:

                                                                  (In Thousands)
                                                      Third Quarter              Nine Months
                                                   Ended September 30        Ended September 30
                                                  ---------------------     --------------------
                                                    2000        1999           2000       1999
                                                  ---------  ---------      ---------  ---------
Carrying value, beginning of period               $262,277   $ 85,154       $140,698   $ 60,024
Activity for period (pre-tax):
    New investments                                 27,772     23,890         74,783     55,727
    Proceeds from the sale of investments          (84,909)       (45)      (128,344)    (2,234)
    Realized gains                                  80,301         35        117,306      1,961
    Realized losses, write-offs and write-downs     (1,003)    (3,846)        (4,467)    (6,955)
    Transfer of carrying value of Therics out of
      portfolio (acquired by Tredegar)                   -          -              -     (3,380)
    Increase in net unrealized gain on
      available-for-sale securities                 73,666      2,688        158,128      2,733
                                                  ---------  ---------      ---------  ---------
Carrying value, end of period                     $358,104   $107,876       $358,104   $107,876
                                                  =========  =========      ========= ==========

                  Our remaining unfunded commitments to private venture capital funds totaled approximately $57 million at September 30, 2000, and $30 million at December 31, 1999.

                  A schedule of investments is provided on the following two pages.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at September 30, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

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

   Illumina, Inc. (e)               ILMN         1.9 Fiber optic sensor technology for drug screening        illumina.com
   SignalSoft Corporation (e)       SGSF         2.6 Wireless caller location detection software             signalsoftcorp.com
   Rosetta Inpharmatics, Inc. (e)   RSTA         3.3 Gene function/drug screening on a chip                  rii.com
   Eprise Corporation (e)           EPRS         2.8 Web site maintenance & development tool                 eprise.com
   Superconductor Tech, Inc.        SCON         1.3 Manufactures filters for wireless networks              suptech.com
   Vascular Solutions (e)           VASC         2.8 Vascular access sit closure system                      vascularsolutions.com
   Nortel Networks Corp. (f)        NT           2.5 Networking solutions and services                       nortelnetworks.com
   Lucent Technologies, Inc. (f)    LU           2.5 Developer and manufacturer of communications systems    lucent.com
   Software.com, Inc. (f)           SWCM          .9 Infrastructure applications for the Internet            software.com
   Cobalt Networks, Inc.            COBT         3.0 Network servers                                         cobalt.com
   Tut Systems, Inc.                TUTS         7.2 Local area network products                             tutsys.com
   Siebel Systems, Inc. (f)         SEBL         2.3 Provider of eBusiness applications                      siebel.com
   Eclipse Surgical Tech., Inc.     ESTI         6.3 Coronary revascularization                              eclipsesurg.com
   Avaya Inc. (f)                   AV           2.5 Communications systems                                  avaya.com
   Cisco Systems (f)                CSCO         1.2 Networking for the Internet                             cisco.com
   Tibco Software, Inc. (f)         TIBX         2.5 eBusiness infrastructure software products              tibco.com
   Yahoo! Inc. (f)                  YHOO         1.6 Internet media company                                  yahoo.com
   DSL.net Inc.                     DSLN         1.5 High speed data communications technology               dsl.net
   BCE Emergis Inc. (f)             IFM.TO       2.5 E-commerce solutions                                    emergis.com
   Telaxis Communications           TLXS         2.9 High speed wireless access equipment                    telaxiscomm.com
   America Online, Inc. (f)         AOL          1.3 Internet services                                       aol.com
   Copper Mountain Networks         CMTN          .4 Digital subscriber line communication products          coppermountain.com
   Caliper Technologies Corp.       CALP         2.9 Lab on a chip                                           calipertech.com
   Akamai Technologies, Inc.        AKAM         1.1 Global delivery service of Internet content             akamai.com
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:

   CyroGen                                       5.0 Micro-cryogenic catheters for medical applications      cyrogen-inc.com
   Sensitech Inc.                                3.6 Perishable product management solutions                 sensitech.com
   Bell Geospace                                 3.3 Presentation of 3D data to the oil & gas industry       bellgeo.com
   Songbird Medical, Inc.                        3.2 Disposable hearing aids
   RedCreek Communications                       3.1 Internet and intranet security                          redcreek.com
   Appliant, Inc.                                3.0 Software tools for managing executable software         appliant.com
   Ellipsys Technologies, Inc.                   2.9 Telephone system error detection                        ellipsystech.com
   HemoSense                                     2.9 Point of care blood coagulation time test device        hemosense.com
   Moai Technologies, Inc.                       2.8 System for holding auctions on the Internet             moai.com
   Babycare, Ltd.                                2.6 Direct retailing of baby care products in China
   NovaLux, Inc.                                 2.4 Blue-green light lasers                                 novalux.com
   IRSI                                          2.3 Optical inspection systems                              irsinc.com
   Xycte Therapies, Inc.                         2.2 Develops drugs to treat cancer & other disorders        xcytetherapies.com
   Advanced Diagnostics, Inc.                    1.9 3-D medical imaging equipment
   Adolor Corporation                            1.8 Develops pain-management therapeutic drugs              adolor.com
   Praxon, Inc.                                  1.8 Integrated business communications equipment            praxon.com
   AdiCom Wireless, Inc.                         1.7 Wireless local loop technology                          adicomwireless.com
   EndoVasix, Inc.                               1.7 Device for treatment of ischemic strokes                endovasix.com
   eWireless, inc.                               1.7 Technology linking cell phone users & advertising       ewireless.com
   Cooking.com, Inc.                             1.5 Sales of cooking-related items over the Internet        cooking.com
   MediaFlex.com                                 1.5 Internet-based printing & publishing                    mediaflex.com
   eBabyCare Ltd.                                1.3 Sales of babycare products over the Internet in China
   Kodiak Technologies, Inc.                     1.3 Cooling products for organ & pharma transport           kodiaktech.com
   Genesis Medical, Inc.                         1.2 Medical devices for breast cancer surgery
   CEPTYR, Inc.                                  1.2 Develops small molecule drugs                           ceptyr.com
   GreaterGood.com                               1.2 Internet marketing targeted at donors to charities      greatergood.com
   Etera Corporation                             1.1 Sales of branded perennial plants over the Internet     etera.com
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
See notes on page 7.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation                           Public Common Stock or
Schedule of Investments at September 30,       Equivalents at 9/30/00                9/30/00 (g)                 12/31/99 (g)
2000 and December 31, 1999                  ---------------------------- -----------------------------------------------------------
(In Thousands, Except Per-Share Amounts)
                                                             Estimated
                                                             Restricted Estimated                     Estimated
                                            Shares  Closing  Stock Dis-    Fair     Carrying    Cost     Fair     Carrying    Cost
              Investment                     Held    Price   count (c)  Value (b)  Value (b)   Basis  Value (b)   Value (b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:

   Illumina, Inc. (e)                         1,659  $ 45.38       20%    $ 60,244   $ 60,244  $ 3,925     6,853     3,925     3,925
   SignalSoft Corporation (e)                   922    40.62       20%      29,959     29,959    3,006     5,624     2,996     2,996
   Rosetta Inpharmatics, Inc. (e)             1,044    27.89       20%      23,299     23,299    4,745     4,558     3,000     3,000
   Eprise Corporation (e)                     1,900     8.62        1%      16,156     16,156    3,057     7,309     2,900     2,900
   Superconductor Tech, Inc.                    776    18.06        3%      13,577     13,577    2,160     4,613     3,000     3,000
   Vascular Solutions (e)                       854    18.77       20%      12,825     12,825    2,450     4,409     2,450     2,450
   Nortel Networks Corp. (f)                    185    60.38        3%      10,888     10,888      883     2,945       750       750
   Lucent Technologies, Inc. (f)                318    30.50       n/a       9,693      9,693      212         -         -         -
   Software.com, Inc. (f)                        43   181.44       20%       6,185      6,185      348     2,000     2,000     2,000
   Cobalt Networks, Inc.                         54    57.88       n/a       3,101      3,101       99         -         -         -
   Tut Systems, Inc.                             29    86.31       n/a       2,481      2,481      145         -         -         -
   Siebel Systems, Inc. (f)                      22   111.31        2%       2,412      2,412      156         -         -         -
   Eclipse Surgical Tech., Inc.                 453     4.00       n/a       1,813      1,813    2,464     3,342     3,342     2,464
   Avaya Inc. (f)                                26    22.94       n/a         607        607        -         -         -         -
   Cisco Systems (f)                             13    55.25       17%         572        572      200     6,276     6,276     2,000
   Tibco Software, Inc. (f)                       6    84.44        3%         479        479       67         -         -         -
   Yahoo! Inc. (f)                                3    91.00        4%         288        288       50         -         -         -
   DSL.net Inc.                                  90     3.06       n/a         276        276      170         -         -         -
   BCE Emergis Inc. (f)                           6    47.78       13%         272        272       20         -         -         -
   Telaxis Communications                        34     6.09       n/a         205        205      145         -         -         -
   America Online, Inc. (f)                       3    53.65       n/a         135        135       20         -         -         -
   Copper Mountain Networks                       -        -       20%           -          -        -     1,460     1,460     1,460
   Caliper Technologies Corp.                     -        -       20%           -          -        -     8,386     8,386     1,000
   Akamai Technologies, Inc.                      -        -       20%           -          -        -       536       536        57
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                               195,467    195,467   24,322    58,311    41,021    28,002
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:

   CyroGen                                                                   4,213      3,054    3,054     3,759     2,553     2,553
   Sensitech Inc.                                                            3,100      2,333    2,333     2,000     2,000     2,000
   Bell Geospace                                                                 -          -    3,500         -         -     3,500
   Songbird Medical, Inc.                                                    5,859      3,960    3,960     5,922     3,960     3,960
   RedCreek Communications                                                     549        549    2,256     2,071     2,071     2,256
   Appliant, Inc.                                                            6,243      3,899    3,899     5,036     2,599     2,599
   Ellipsys Technologies, Inc.                                                   -          -    2,275     1,987     1,987     2,737
   HemoSense                                                                 2,686      2,485    2,485     1,735     1,485     1,485
   Moai Technologies, Inc.                                                  30,817      2,021    2,021     7,389     2,021     2,021
   Babycare, Ltd.                                                            1,009      1,009    1,009     1,009     1,009     1,009
   NovaLux, Inc.                                                            50,624     10,149   10,149     5,193     3,183     3,183
   IRSI                                                                      7,780      3,325    4,200     2,848     2,825     3,700
   Xycte Therapies, Inc.                                                     5,578      3,795    3,795     3,000     3,000     3,000
   Advanced Diagnostics, Inc.                                                1,316      1,371    1,371       705       705       705
   Adolor Corporation                                                        5,324      3,000    3,000     2,613     2,000     2,000
   Praxon, Inc.                                                              2,577      2,309    2,309     2,661     2,309     2,309
   AdiCom Wireless, Inc.                                                     4,093      4,062    4,062     3,000     3,000     3,000
   EndoVasix, Inc.                                                           4,255      4,000    4,000     2,500     2,500     2,500
   eWireless, inc.                                                          31,593      2,250    2,250     2,250     2,250     2,250
   Cooking.com, Inc.                                                         6,801      4,500    4,500     7,021     4,500     4,500
   MediaFlex.com                                                             3,998      3,500    3,500     1,500     1,500     1,500
   eBabyCare Ltd.                                                              314        314      314       120       120       120
   Kodiak Technologies, Inc.                                                 1,694      1,694    1,694     1,194     1,194     1,194
   Genesis Medical, Inc.                                                     3,133      2,467    2,467       800       800       800
   CEPTYR, Inc.                                                              1,750      1,750    1,750     1,750     1,750     1,750
   GreaterGood.com                                                           4,905      3,749    3,749     3,200     3,200     3,200
   Etera Corporation                                                         3,952      4,000    4,000     3,000     3,000     3,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                           194,163     75,545   83,902    74,263    57,521    62,831
------------------------------------------------------------------------------------------------------------------------------------
See notes on page 7.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation

Schedule of Investments at September 30, 2000 and December 31, 1999
(In Thousands, Except Per-Share Amounts)

                                              Yrs.                                                           Web Site
            Investment                      Held (a)                            Description                  (www.)
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)

   ThinkFree.com                                 1.0 Java-based software complementary to Microsoft Office   thinkfree.com
   PurePacket Communications, Inc.                .9 Next generation packet-based CLEC (phone carrier)       purepacket.com
   Quarry Technologies, Inc.                      .9 Technology for delivery of differentiated service level quarrytech.com
   Norborn Medical, Inc.                          .8 Device for treatment of cardiovascular disease
   FastTrack Systems, Inc.                        .7 Clinical trial data management information systems
   Riveon                                         .6 Web-based data mining software for business managers
   Medmanage Systems, Inc.                        .5 Management of prescription drug sampling program
   Linx Communications, Inc.                      .3 Unified communications and messaging system
   Infinicon, Inc.                                .3 Manufacturer of infiniband input/output products
   Cbyon, Inc.                                    .2 Provider of software image data to assist surgeons
   Extreme Devices                                 - Manufacturer of integrated, solid-state electron source
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
Limited  partnership  interests in private venture capital funds (period held of
 .1 - 7.5 years) (d)
------------------------------------------------------------------------------------------------------------------------------------
Total investments
Estimated taxes on assumed disposal at fair value
------------------------------------------------------------------------------------------------------------------------------------
Estimated net asset value ("NAV")
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at September 30, 2000 and December 31, 1999            9/30/00 (g)                      12/31/99 (g)
(In Thousands, Except Per-Share Amounts)                           -----------------------------------------------------------------

                                                                    Estimated                        Estimated
                                                                       Fair     Carrying    Cost        Fair     Carrying    Cost
                                  Investment                        Value (b)  Value (b)   Basis     Value (b)   Value (b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)             195,467    195,467   24,322       58,311    41,021    28,002
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)         194,163     75,545   83,902       74,263    57,521    62,831

   ThinkFree.com                                                         1,491      1,491    1,491        1,001     1,001     1,001
   PurePacket Communications, Inc.                                       8,943      4,779    4,779        1,797     1,797     1,797
   Quarry Technologies, Inc.                                             3,000      3,000    3,000        3,000     3,000     3,000
   Norborn Medical, Inc.                                                     -          -      188          188       188       188
   FastTrack Systems, Inc.                                               3,000      3,000    3,000            -         -         -
   Riveon                                                                1,200      1,200    1,200            -         -         -
   Medmanage Systems, Inc.                                               4,000      4,000    4,000            -         -         -
   Linx Communications, Inc.                                             3,000      3,000    3,000            -         -         -
   Infinicon, Inc.                                                       3,485      3,485    3,485            -         -         -
   Cbyon, Inc.                                                           3,500      3,500    3,500            -         -         -
   Extreme Devices                                                       5,000      5,000    5,000            -         -         -
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held                          230,782    108,000  116,545       80,249    63,507    68,817
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds
(period held of .1 - 7.5 years) (d)                                    125,921     54,637   58,346       66,803    36,170    38,650
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                      552,170  $ 358,104  $199,213     205,363  $140,698  $135,469
                                                                                --------------------             -------------------
Estimated taxes on assumed disposal at fair value                      131,582                           25,162
-------------------------------------------------------------------------------                       -----------
Estimated net asset value ("NAV")                                    $ 420,588                        $ 180,201
-------------------------------------------------------------------------------                       -----------

Notes:
(a) The period held for an investment in a company or a venture capital fund is computed using the initial investment date and the current valuation date. If a company has merged with another company, then the initial investment date is the date of the investment in the predecessor company.
(b) Amounts are shown net of carried interest estimated using realized and unrealized net gains to date. Amounts may change due to changes in estimated carried interest, and such changes are not expected to be material. Carried interest is the portion of value payable to portfolio managers based on realized net gains and is a customary incentive in the venture capital industry.
(c) Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption to the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded.
(d) At September 30, 2000, Tredegar had ownership interests in 27 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

Indirect Investment             Symbol              Description
-------------------------------------------------------------------------------------------------------------------------
Cosine Communications           SCON         Communications platforms for network service providers (cosinecom.com)
Illumina, Inc.                  ILMN         Fiber optic sensor technology for drug screening
Sonus Networks                  SONS         Provider of voice infrastructure products (sonusnet.com)
Universal Access, Inc.          UAXS         Wholesale provider of high bandwidth services (universalaccessinc.com)
Paradigm Genetics, Inc.         PDGM         Industrialization of the process of determining gene function (paragen.com)
Lucent Technologies, Inc.       LU           Developer and manufacturer of communications systems
SignalSoft Corporation          SGSF         Wireless caller location detection software
Rosetta Inpharmatics, Inc.      RSTA         Gene function/drug screening on a chip
Digital Island                  ISLD         Web site management (digisle.net)
Loudeye Technologies, Inc.      LOUD         Internet media infrastructure services and applications (loudeye.com)
ASAR Holdings Limited           ASTT         Provider of semiconductor assembly and testing services (asat.com)
-------------------------------------------------------------------------------------------------------------------------


                                          Indirect             Average            Indirect
                                                                                  --------
                                         Interest in          Restricted     Estimated
                                           Common    Closing  Stock Dis-       Fair      Cost
Indirect Investment                        Shares    Price      count          Value     Basis
-------------------------------------------------------------------------------------------------
Cosine Communications                       396      $ 55.56      20%        $ 17,580    $ 562
Illumina, Inc.                              192        45.38      20%           6,978      333
Sonus Networks                               49       126.38       0%           6,191       63
Universal Access, Inc.                      600        11.75      20%           5,639      521
Paradigm Genetics, Inc.                     114        23.88      20%           2,184      212
Lucent Technologies, Inc.                    70        30.50      n/a           2,124      152
SignalSoft Corporation                       46        40.62      20%           1,498      162
Rosetta Inpharmatics, Inc.                   56        27.89      20%           1,253      253
Digital Island                               69        18.75      20%           1,036      131
Loudeye Technologies, Inc.                  169         6.81      20%             920      437
ASAR Holdings Limited                       164         6.56      20%             863      365
-------------------------------------------------------------------------------------------------

4. Comprehensive income, defined as net income and other comprehensive income, was $89 million for the third quarter of 2000 and $14 million for the third quarter of 1999. Comprehensive income was $187.2 million for the first nine months of 2000 and $40.4 million for the first nine months of 1999. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                     (In Thousands)

                                              Sept. 30            Dec. 31
                                                2000               1999
                                            --------------     --------------
         Finished goods                            $7,098             $9,928
         Work-in-process                            4,462              4,322
         Raw materials                             25,136             29,174
         Stores, supplies and other                10,367              9,705
                                            --------------     --------------
             Total                                $47,063            $53,129
                                            ==============     ==============

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                                (In Thousands)

                                                  Third Quarter               Nine Months
                                                  Ended Sept. 30            Ended Sept. 30
                                               --------------------      ---------------------
                                                 2000       1999           2000        1999
                                               --------   ---------      --------   ----------
Weighted average shares outstanding used
    to compute basic earnings per share         37,944      37,098        37,859       36,893
Incremental shares issuable upon the
    assumed exercise of stock options              903       1,620         1,093        1,861
                                               --------   ---------      --------   ----------
Shares used to compute diluted earnings
    per share                                   38,847      38,718        38,952       38,754
                                               ========   =========      ========   ==========


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

                  In December 1999, the Securities and Exchange Commission issued a new bulletin regarding the recognition of revenue in the financial statements. This bulletin is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               Third Quarter 2000 Compared with Third Quarter 1999

         Net income for the third quarter of 2000 was $47 million, up from $12.3 million in 1999 ($1.21 per share versus 32 cents per share). Results in the third quarter of 2000 include $49.8 million ($1.28 per share) of realized after-tax gains from venture capital investments compared to an after-tax loss of $2.8 million (7 cents per share) in the third quarter of 1999. Results in the third quarter of 2000 also include a net after tax charge of $10.8 million (28 cents per share) related primarily to a write-off of excess capacity and associated goodwill in the company's plastic films business.

         On October 23, 2000, we announced a series of strategic initiatives aimed at accelerating the growth of the two operating companies in our technology segment, Therics, Inc., and Molecumetics, Ltd. We will significantly increase Therics' product development spending and are exploring external financing and other strategic alternatives to fund the growth of Molecumetics.

         We will use cash generated by our existing venture capital investments to support more aggressive spending in our Therics subsidiary. As part of the plan, we will reduce future investments in our venture portfolio, which is expected to yield significant positive cash flows over the next few years. This cash is expected to be more than adequate to fund the increased spending at Therics. Excess cash may be used for stock repurchases, debt reduction and acquisitions. We are currently authorized by our board of directors to repurchase up to four million shares of our common stock in the open market or in privately negotiated transactions.

          We plan to invest approximately $60 million ($40 million net of expected tax benefits) in Therics over the next three years, with the goal of achieving substantial revenue and profit growth by 2004. We believe Therics is making encouraging progress in its development of bone replacement and reconstructive products as well as implantable and oral drugs. Therics' operating losses could reach $25 million per year in 2001 and 2002. Our goal is for Therics to begin generating revenue and reducing losses in 2003, with rapid growth in sales and profits thereafter.

         Therics' technology can take very sensitive, biologically compatible materials and fabricate them into anatomically accurate bone replacement products with precise internal micro-architectures. We plan to use this unique capability to gain access to a potential multi-billion dollar market for more sophisticated tissue-engineered products. Our initial efforts are aimed at surgical procedures that require relatively simple combinations of materials and strength. Subsequent products will be designed to facilitate full incorporation into a patient's body tissue.

         Our plan is to pursue the quickest route to profitability by focusing on commercializing our bone replacement products while continuing to develop our drug delivery and tissue engineering technologies. We expect the first of our bone replacement products to clear FDA regulatory hurdles by the end of 2001. Full-scale marketing efforts are planned to begin in 2002.

         We also announced the exploration of external financing and other strategic alternatives for Molecumetics. Molecumetics uses proprietary chemistry and an integrated set of drug discovery capabilities to accelerate the identification of novel drug candidates. External financing would fund higher spending levels and reduce new cash outlays from Tredegar. However, due to accounting rules, our earnings may reflect up to $10 million per year in operating losses from Molecumetics in 2001 and 2002.

         In order to accelerate efforts to build our technology operations, we have decided to harvest our existing venture portfolio. We intend to fund existing commitments and support existing portfolio companies, but will not make any new direct investments in 2001.

         Some of the information contained herein may constitute forward-looking information. Although we believe that all such statements are based on reasonable assumptions within the bounds of our knowledge of our businesses, actual results may differ materially from expectations.

         Pretax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 13. Operating expenses (primarily employee compensation, benefits and leased office space and equipment) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Venture capital investments" in the operating profit table.

         After-tax appreciation in the net asset value ("NAV") of the venture capital investment portfolio during the third quarter was $101.5 million. At September 30, 2000, the NAV of the portfolio was $420.6 million. For more information on our venture capital investment activities, see pages 14 through 16 and Note 3 on pages 5 through 7.

         Net sales in the third quarter of 2000 were $215.6 million versus $215.9 million in the third quarter of 1999. An overall volume decrease was offset by higher selling prices which were driven by higher raw material costs. See the business segment review beginning on page 13.

         The gross profit margin during the third quarter of 2000 declined to 17.8% from 20.6% in 1999 due primarily to lower volume and higher production costs for new products in Film Products.

         SG&A expenses in the third quarter of 2000 were $15.2 million, up from $12 million in 1999 due primarily to a $3.5 million charge for a provision for doubtful accounts related to two diaper film customers. As a percentage of sales, SG&A expenses increased to 7.1% in the third quarter of 2000 compared with 5.6% in 1999.

         R&D expenses increased to $6.9 million from $6 million in the third quarter of 1999 due to higher spending at Molecumetics in support of collaboration programs and higher spending at Therics in support of its development of bone replacement and reconstructive products.

         Unusual items in the third quarter of 2000 totaled $16.9 million ($10.8 million after income taxes) and included:

- a charge of $17.9 million ($11.4 million after income taxes) for the write-off of excess production capacity at our plastic film plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7.9 million and an impairment loss for the related goodwill of $10 million; and

- a reversal of $1 million ($640,000 after income taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revised estimates.

         Unusual items in the third quarter of 1999 include a gain of $712,000 on the sale of corporate real estate ($465,000 after income taxes).

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $494,000 in the third quarter of 2000 and $310,000 in 1999. The average tax-equivalent yield earned on cash equivalents was approximately 6.5% in the third quarter of 2000 and 5.1% in the third quarter of last year. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

         Interest expense increased to $4.5 million in the third quarter of 2000 from $3 million in 1999, due to higher average debt outstanding (up $36 million) from acquisitions and investments made in 1999. The average rate on variable-rate debt ($259.8 million in 2000 versus $218.6 million in 1999) was 7% in the third quarter of 2000 versus 5.54% in 1999. The average rate on fixed-rate debt ($15 million in the third quarter of 2000 and $20 million in the third quarter of 1999) was 7.2% in both periods.

         The effective tax rate on manufacturing operations, excluding unusual items, increased to 36.5% in the third quarter of 2000 from 35.4% in 1999 due to higher taxes accrued on income from foreign operations. The overall effective tax rate, excluding unusual items was 36.2% due to the increased investment gains.

                 Nine Months 2000 Compared with Nine Months 1999

         Net income for the first nine months of 2000 was $91.9 million, up from $37.8 million in 1999 ($2.36 per share versus 97 cents per share). Results for 2000 include $69.8 million ($1.79 per share) of realized after-tax gains from venture capital investments compared to a loss of $4.3 million (11 cents per share) in 1999.

         The after-tax appreciation in the NAV through the first nine months of this year was $250.1 million.

         Net sales for the nine months ended September 30, 2000, increased 13.7% over the same period of last year. The improved net sales are due primarily to the acquisition of Exxon Films and overall higher selling prices driven by higher raw material costs. On a pro forma basis, net sales increased 6%.

         For more information on net sales, see the business segment review beginning on page 13.

         The gross profit margin for the first nine months of 2000 decreased to 19.2% from 21.1% in 1999 due to lower volume and higher production costs for new products in Film Products.

         SG&A expenses were $41.2 million in 2000, up from $34.5 million in 1999 due primarily to the acquisition of Exxon Films, a $3.5 million provision for doubtful accounts related to two diaper film customers, and increased operating expenses relative to our venture capital portfolio. As a percentage of sales, SG&A expenses increased to 6.1% in the first nine months of 2000 compared with 5.8% in the same period of 1999.

         R&D expenses increased to $18.9 million in 2000 from $15.8 million in 1999 due to the acquisition of Therics (impact of $2.3 million), higher spending at Molecumetics in support of collaboration programs (up $700,000) and slightly higher product development spending at Film Products (up $115,000).

         Unusual items for the nine months ended September 30, 2000, totaled $21.8 million ($14 million after income taxes) and included:

- a charge of $5.3 million ($3.4 million after income taxes) for the shutdown of a plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000);
- a charge of $191,000 ($122,000 after income taxes) for costs associated with the evaluation of financing and structural options for the Technology Group;
- a gain of $525,000 ($336,000 after income taxes) for the sale of the assets of Fiberlux, Inc.;
- a charge of $17.9 million ($11.4 million after income taxes) for the write-off of excess production capacity at our plastic film plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7.9 million and write-off of the related goodwill of $10 million; and
- a reversal of $1 million ($640,000 after income taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revised estimates.

         Unusual items for the nine months ended September 30, 1999, totaled $3.9 million ($2.5 million after income taxes) and included:

- a charge of $3.5 million ($2.2 million after income taxes) related to the write-off of purchased in-process research and development expenses associated with the Therics acquisition;
- a charge of $1.2 million ($749,000 after income taxes) for the write-off of excess packaging film capacity; and
- a gain of $712,000 ($456,000 after income taxes) on the sale of corporate real estate.

         Interest income for 2000 was $1.4 million versus $892,000 in 1999. The average tax-equivalent yield earned on cash equivalents was approximately 6.2% for 2000 and 4.95% for 1999.

         Interest expense increased to $13.1 million in 2000 from $4.9 million in 1999 due to higher average debt outstanding (up $141.5 million) from acquisitions and investments made in 1999. The average rate on variable-rate debt ($254.3 million in 2000 and $107.8 million in 1999) was 7.1% in 2000 versus 5.5% in 1999. The average rate on fixed-rate debt ($18 million in 2000 and $23 million in 1999) was 7.2% in both periods.

         The effective income tax rate on manufacturing operations, excluding unusual items, increased to 36.5% in 2000 from 35.4% in 1999 due to higher taxes accrued on income from foreign operations. The overall effective tax rate, excluding unusual items, was 36.2% due to the increased investment gains.

Business Segment Review

         The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 2000 and 1999.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                Third Quarter               Nine Months
                              Ended September 30        Ended September 30
                             --------------------      ---------------------
                                2000       1999           2000        1999
                             ---------  ---------     ---------   ---------
Film Products                $ 95,058   $ 93,548      $288,448    $236,567
Fiberlux                            -      2,620         1,856       7,098
Aluminum Extrusions           118,622    118,022       375,467     341,141
Technology:
    Molecumetics                1,826      1,626         5,278       5,391
    Therics                       121         95           309          95
                             ---------  ---------     ---------   ---------
    Total net sales          $215,627   $215,911      $671,358    $590,292
                             =========  =========     =========   =========


                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                 Third Quarter               Nine Months
                               Ended September 30        Ended September 30
                              --------------------      ---------------------
                                2000       1999           2000        1999
                              --------   ---------      --------   ----------
Film Products:
    Ongoing operations        $ 7,675    $ 16,235        $36,206    $  41,783
    Unusual items             (16,870)          -        (22,163)      (1,170)
                              --------   ---------       --------   ----------
    Total Film Products        (9,195)     16,235         14,043       40,613
                              --------   ---------       --------   ----------
Fiberlux:
    Ongoing operations              -         160           (264)          19
    Unusual items                   -           -            525            -
                              --------   ---------       --------   ----------
    Total Fiberlux                  -         160            261           19
                              --------   ---------       --------   ----------
Aluminum Extrusions            12,941      14,107         45,786       42,587
Technology:
   Molecumetics                (1,014)     (1,078)        (3,521)      (2,825)
   Therics                     (1,930)     (1,746)        (5,783)      (3,343)
   Venture capital investments 77,843      (4,420)       109,046       (6,767)
   Unusual items                    -           -           (191)      (3,458)
                              --------   ---------       --------   ----------
      Total technology         74,899      (7,244)        99,551      (16,393)
                              --------   ---------       --------   ----------
Total operating profit         78,645      23,258        159,641       66,826
Interest income                   494         310          1,391          892
Interest expense                4,455       3,047         13,057        4,853
Corporate expenses, net         1,333       1,458          3,984        4,339
                              --------   ---------       --------   ----------
Income before income taxes     73,351      19,063        143,991       58,526
Income taxes                   26,313       6,748         52,122       20,723
                              --------   ---------      --------   ----------
Net income                    $ 47,038   $ 12,315       $ 91,869    $ 37,803
                              ========   =========      ========   ==========

         Third quarter sales in Film Products were $95.1 million, up slightly from $93.5 million in 1999 due to raw material-driven price increases. Operating profit for the quarter (excluding unusual items) was $7.7 million, down from $16.2 million in the prior year's quarter, while volume declined 8.5%. In addition to the declining volume, ongoing results in films were adversely affected by manufacturing inefficiencies associated with the roll-out of cloth-like breathable film backsheet for diapers, lower volumes in regular backsheet due to the transition to cloth-like breathable materials, lower customer market share and the loss of some regular backsheet export business to foreign customers. Operating results were also negatively affected by a $3.5 million provision for doubtful accounts related to two diaper film customers.

         Third quarter results in Film Products also include a charge of $16.9 million ($10.8 million after income taxes or 28 cents per share) related primarily to the write-off of excess production capacity and associated goodwill at our plastic film plants in Lake Zurich, Illinois, and Terre Haute, Indiana. The charge includes: an impairment loss of fixed assets related to excess capacity in the films business of $7.9 million; an impairment loss of related goodwill of $10 million; offset by the reversal of $1 million related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revisions of estimates. This charge reflects continuing efforts to reduce costs and consolidate operations in response to rapidly changing market conditions. Diaper manufacturers are increasingly demanding softer, more cloth-like and breathable films to replace traditional embossed materials.

          On a year-to-date basis, sales in Film Products increased 21.9% to $288.5 million while operating profit (excluding unusual items) was $36.2 million, down 13.3%. The increase in sales was due primarily to the mid-1999 acquisition of Exxon Films. On a pro forma basis (i.e., assuming the acquisition had occurred at the beginning of 1999), year-to-date sales increased 3.1% due to raw material-driven price increases. On a pro forma basis, year-to-date operating profit decreased by 7.5% due to lower volume (down 7.5%) and for reasons similar to those noted above for the third quarter.

         In Aluminum Extrusions, third quarter sales were $118.6 million versus $118 million in 1999 while operating profit was $12.9 million, down from $14.1 million in the third quarter of 1999. Operating results for the quarter were adversely affected by softer demand (volume declined 9%) in residential, construction, transportation and distribution markets. On a year-to-date basis, sales rose 10% to $375.5 million while operating profit was $45.8 million, up 7.5% compared to the same period of the prior year. Sales and operating profit increased on a year-to-date basis due primarily to more favorable pricing driven by higher raw material costs. Volume for the first nine months of the year was up less than 1%.

         For the technology operating companies, revenue was relatively flat for both the quarter and nine months ended September 30, 2000, compared to the same periods of the prior year. The third quarter operating loss for the technology operating companies in 2000 was $2.9 million versus $2.8 million in 1999. On a year-to-date basis, excluding unusual items, the operating loss was $9.3 million in 2000 versus $6.2 million in 1999. The higher losses in 2000 were due primarily to the acquisition of Therics in April 1999. See pages 9 through 10 for more information on our strategic initiatives announced for Therics and Molecumetics.

         The   appreciation  in  NAV  related  to  venture  capital   investment
activities for the third quarter and nine months ended September 30, 2000 and 1999 is summarized below:


                                                                        (In Millions)
                                                           Third Quarter               Nine Months
                                                         Ended September 30        Ended September 30
                                                        --------------------      ---------------------
                                                          2000       1999           2000        1999
                                                        --------   ---------      --------   ----------
Net realized gains, losses, write-downs and
    related operating expenses for venture
    capital investments reflected in
    Tredegar's consolidated statements of
    income (net of tax)                                  $ 49.8      $ (2.8)       $ 69.8       $ (4.3)
Change in unrealized appreciation of venture
    capital investments (net of tax)                       51.7        12.8         180.3         14.4
                                                        --------   ---------      --------   ----------
Appreciation (depreciation) in net asset value
    ("NAV") related to investment performance           $ 101.5      $ 10.0       $ 250.1       $ 10.1
                                                        ========   =========      ========   ==========



         The appreciation was driven by a combination of events including acquisitions, IPOs, and private investment asset write-ups. The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the net appreciation in NAV during the quarter and nine months ended September 30, 2000:

                                                                                                                (In Millions)
                                                                                                         Appreciation (Depreciation)
                                                                                                              in Estimated NAV
                                                                                                         ---------------------------
                                                                                                            3rd Quarter  Nine Months
                                                                                                               Ended        Ended
           Investment                                             Reason for Change                           9/30/00      9/30/00
------------------------------------------------------------------------------------------------------------------------------------
Public companies:
     Software.com, Inc                              Acquisition of @mobile.com, Inc., a direct holding         $ 12.4        $ 38.9
     Illumina, Inc.                                 Initial public offering, a direct holding                    37.7          37.7
     SignalSoft Corporation                         Initial public offering, a direct holding                    16.2          16.1
     Lucent Technologies, Inc.                      Acquisition of Chromatis Networks, indirect holding          (5.1)         14.5
     Superconductor Tech., Inc.                     Change in stock price                                        (7.2)         14.0
     Rosetta Inpharmatics, Inc.                     Initial public offering, a direct holding                     9.1          11.3
     Cosine Communications                          Initial public offering, an indirect holding                 10.7          10.7
     Copper Mountain Networks                       Acquisition of OnPrem Networks, Inc, a direct holding           -           8.4
     Eprise Corporation                             Initial public offering, a direct holding                    (6.0)          5.6
     Vascular Solutions                             Initial public offering, a direct holding                     5.5           5.5
     Nortel Networks Corporation                    Acquisition of EPiCON, a direct holding                       5.0           5.0
     Sonus Networks                                 Initial public offering, an indirect holding                    -           4.5
     Cisco Systems, Inc.                            Change in stock price                                           -           3.9
     Universal Access, Inc.                         Change in stock price                                        (3.9)          3.0
     Digital Island, Inc.                           Change in stock price                                        (1.0)         (2.6)
Private companies:
     NovaLux, Inc.                                  New round of financing at higher valuation                   24.2          24.1
     eWireless, Inc.                                New round of financing at higher valuation                    (.7)         19.8
     Moai Technologies, Inc.                        New round of financing at higher valuation                    (.3)         14.7
     Venture capital funds                          Various                                                       1.3          10.9
     IRSI                                           New round of financing at higher valuation                    (.1)          2.8
     PurePacket Communications, Inc.                New round of financing at higher valuation                    2.6           2.6
Other public and private companies                  Various                                                       3.8           2.8
                                                                                                              --------      --------
Appreciation in NAV before operating expenses                                                                   104.2         254.2
After-tax operating and other expenses                                                                           (2.7)         (4.2)
                                                                                                              --------      --------
Appreciation in NAV related to investment performance                                                         $ 101.5       $ 250.1
                                                                                                              ========      ========

         The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below:

                                                                                     (In Millions)
                                                                                  Sept. 30,  Dec. 31,
                                                                                    2000        1999
                                                                                  ---------------------
Cost basis of investments                                                         $ 199.2      $ 135.5
Write-downs taken on securities held (charged to earnings)                          (12.2)        (7.8)
Unrealized appreciation on public securities held by Tredegar
    (reflected directly in equity net of deferred income taxes)                     171.1         13.0
                                                                                  --------     --------
Carrying value of investments reflected in the balance sheet                        358.1        140.7
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture
    capital funds                                                                   194.1         64.7
                                                                                  --------     --------
Estimated fair value of venture capital investments                                 552.2        205.4
Estimated income taxes on assumed disposal at fair value                           (131.6)       (25.2)
                                                                                  --------     --------
NAV of venture capital investments                                                $ 420.6      $ 180.2
                                                                                  ========     ========


         Changes in NAV for the quarter and nine months ended September 30, 2000 and 1999 are summarized below:

                                                                        (In Millions)
                                                           Third Quarter               Nine Months
                                                         Ended September 30        Ended September 30
                                                        --------------------      ---------------------
                                                          2000       1999           2000         1999
                                                        --------    --------      --------      -------
NAV at beginning of period                              $ 347.2     $  94.0       $ 180.2       $ 67.2
                                                        --------    --------      --------      -------
After-tax appreciation (depreciation) in NAV
    related to investment performance
    (net of operating expenses)                           101.5        10.0         250.1         10.1
After-tax operating expenses funded by Tredegar             1.1          .4           2.6          1.1
New investments                                            27.8        23.9          74.8         55.7
Transfer of the NAV of Therics out of portfolio
    (acquired by Tredegar)                                    -           -             -         (4.3)
Reduction in NAV due to the sale of investments           (57.0)          -         (87.1)        (1.5)
                                                        --------    --------      --------     --------
Increase in NAV                                            73.4        34.3         240.4         61.1
                                                        --------    --------      --------     --------
NAV at end of the period                                $ 420.6     $ 128.3       $ 420.6      $ 128.3
                                                        ========    ========      ========     ========


         Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. See pages 9 through 10 for more information on strategic changes announced for our venture capital investment activities.

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $1.04 billion at September 30, 2000, from $792.5 million at December 31, 1999, due primarily to an increase in the carrying value of venture capital investments and cash and cash equivalents. The carrying value of venture capital investments increased compared to December 31, 1999, due to an increase in unrealized gains on available-for-sale securities of $158.1 million and an increase in the cost basis of investments of $59.3 million, net of write-downs taken.

         The reasons for the change in cash and cash equivalents are summarized below:

                                                                (In Thousands)
                                                                  Nine Months
                                                                Ended Sept. 30
                                                            -----------------------
                                                              2000           1999
                                                            ---------      --------
Cash and cash equivalents, beginning of period              $ 25,752       $ 25,409
                                                            ---------      --------
Cash provided by operating activities, net of
    capital expenditures and dividends                       (21,529)       34,602
Proceeds from the exercise of stock options                    3,710         3,079
Net increase (decrease) in borrowings                         (5,000)      225,000
Acquisitions                                                       -       (215,227)
New venture capital investments, net of proceeds
    from disposals                                            37,348       (53,493)
Other, net                                                     6,877            64
                                                            ---------      --------
Net increase (decrease) in cash and cash equivalents          21,406        (5,975)
                                                            ---------      --------
Cash and cash equivalents, end of period                    $ 47,158       $ 19,434
                                                            =========      =========


         Cash provided by operating activities decreased from $71.8 million in 1999 to $43.4 million in 2000 due mainly to higher working capital and higher income taxes (approximately $15.1 million) on realized gains from venture capital activities. Capital expenditures have increased from $32.8 million in 1999 to $60.4 million in 2000. Capital expenditures in 2000 reflect the normal replacement of machinery and equipment and the following key capital projects:

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned by geographic area for the nine months ended September 30, 2000 and 1999 are presented below:

                        Percentage of Consolidated Pretax
                        Income Earned by Geographic Area*
                        ----------------------------------
                                           Nine Months
                                         Ended Sept. 30
                                       -------------------
                                          2000     1999
                                       --------  ---------
                        United States       39 %       57 %
                        Canada              25         19
                        Europe              12          9
                        Latin America       15          8
                        Asia                 9          7
                                       --------  ---------
                        Total              100 %      100 %
                                       ========  =========

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

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 14 through 16 and Note 3 on pages 5 through 7 for more information.

                            New Accounting Standards

         The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. This standard is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the first quarter of 2001.

         In December 1999, the Securities and Exchange Commission issued a new bulletin regarding the recognition of revenue in the financial statements. This bulletin is not expected to significantly change our operating results, financial condition or disclosures. The new standard will be adopted in the fourth quarter of 2000.

Item 3.  Quantitaive and Qualitative Disclosures About Market Risk

         See discussion under "Quantitative and Qualitative Disclosures About Market Risk" beginning on page 17.

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                  27       Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Tredegar Corporation
                                        (Registrant)



Date:         November 14, 2000            /s/ N. A. Scher
              -------------------------    -------------------------------------
                                           Norman A. Scher
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date:         November 14, 2000            /s/ Michelle O. Mosier
              -------------------------    -------------------------------------
                                           Michelle O. Mosier
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description

       27              Financial Data Schedule