Form 10-K
period 2000-12-31
TREDEGAR CORP
filed 2001-03-01
CIK 850429

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000
                                       OR

[  ]    TRANSACTION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _________ to __________

                         Commission File Number 1-10258

                              TREDEGAR CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Virginia                                                54-1497771
-----------------------------------          -----------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

1100 Boulders Parkway, Richmond, Virginia                                  23225
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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes X   No
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 15, 2001: * $465,908,824

Number of shares of Common Stock outstanding as of February 15, 2001: 38,108,027

* In determining this figure, an aggregate of 12,367,208 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on February 15, 2001, as reported by The Wall Street Journal.

--------------------------------------------------------------------------------
Documents Incorporated By Reference

           Portions of the Tredegar Corporation ("Tredegar") Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders around March 27, 2001.

--------------------------------------------------------------------------------

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2000

Part I                                                                     Page
--------------------------------------------------------------------------------
Item 1.  Business                                                          1-7
--------------------------------------------------------------------------------
Item 2.  Properties                                                        7-8
--------------------------------------------------------------------------------
Item 3.  Legal Proceedings                                                 None
--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders               None
--------------------------------------------------------------------------------

Part II
--------------------------------------------------------------------------------
Item 5.  Market for Tredegar's Common Equity and Related                   9-10
         Stockholder Matters
--------------------------------------------------------------------------------
Item 6.  Selected Financial Data                                           11-17
--------------------------------------------------------------------------------
Item 7.  Management's Discussion and Analysis of Financial Condition       18-33
         and Results of Operations
--------------------------------------------------------------------------------
Item 7A. Quantitative and Qualitative Disclosures About Market Risk        33
--------------------------------------------------------------------------------
Item 8.  Financial Statements and Supplementary Data                       36-68
--------------------------------------------------------------------------------
Item 9.  Changes In and Disagreements With Accountants on Accounting       None
         and Financial Disclosures
--------------------------------------------------------------------------------

Part III
--------------------------------------------------------------------------------
Item 10. Directors and Executive Officers of Tredegar *                    34-35
--------------------------------------------------------------------------------
Item 11. Executive Compensation                                            *
--------------------------------------------------------------------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management    *
--------------------------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions                    None
--------------------------------------------------------------------------------

Part IV
--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules and Reports on            36
         Form 8-K
--------------------------------------------------------------------------------

* Items 11 and 12 and portions of Item 10 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission has not approved or disapproved of this report or passed upon its accuracy or adequacy.

                                     PART I

Item 1.    BUSINESS

Description of Business

           Tredegar Corporation ("Tredegar") is engaged directly or through subsidiaries in the manufacture of plastic films and aluminum extrusions. We also have two operating subsidiaries focused on healthcare-related technologies and an investment subsidiary.

Film Products

           Tredegar Film Products Corporation ("Film Products") manufactures plastic films for disposable personal hygiene products (primarily feminine hygiene and diaper products) and packaging, medical, industrial and agricultural products. These products are produced at various locations throughout the United States and are sold both directly and through distributors. Film Products also has plants in The Netherlands, Hungary, Brazil, Argentina, China and Italy where it produces films for European, Latin American and Asian markets. On October 13, 2000, Film Products acquired ADMA s.r.l. and Promea Engineering s.r.l. for consideration of approximately $3.1 million (including transaction costs and debt assumed and net of cash acquired ). ADMA manufactures films used primarily in personal hygiene markets while Promea manufactures equipment to produce hygienic films and laminates. Both companies are located in Italy. On May 17, 1999, Film Products acquired Exxon Chemical Company's plastic film business ("Exxon Films") for approximately $205 million (including transaction costs). The acquisition included 350 employees and two plants. The plants are located in Lake Zurich, Illinois, and Pottsville, Pennsylvania, and manufacture films used primarily in packaging, personal hygiene and medical markets. Film Products competes in all of its markets on the basis of product quality, price and service.

           Film Products produces film for several major market categories: hygiene, packaging and industrial.

Hygiene. Film Products is one of the largest U.S. suppliers of permeable, breathable, elastomeric and embossed films for disposable personal hygiene products. In each of the last three years, this class of products accounted for more than 30% of Tredegar's consolidated net sales.

           Film Products supplies permeable films for use as liners in feminine hygiene products and adult incontinent products. Film Products also supplies breathable, embossed and elastomeric films and nonwoven film laminates for use as backsheet and other components for hygienic products such as baby diapers, adult incontinent products and feminine hygiene products. Film Products' primary customer for permeable, breathable and elastomeric films and nonwoven film laminates is The Procter & Gamble Company ("P&G"), a leading global personal hygiene product manufacturer. Net sales to P&G totaled $242.4 million in 2000, $250 million in 1999 and $233.5 million in 1998 (these amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G).

           P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business.

Packaging & Industrial. Film Products produces a broad line of packaging films with an emphasis on paper and industrial packaging, as well as laminating films. These include both coextruded and monolayer films produced by either the blown or cast processes. These products give our customers a competitive advantage by providing a thin gauge film that is readily printable and convertible on conventional processing equipment. Packaging and industrial films sold directly or indirectly to P&G constitute over 40% of overall packaging and industrial films sales volume and somewhat less of related revenue.

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

Research and Development. Film Products has technical centers in Terre Haute, Indiana, and Lake Zurich, Illinois, and holds 51 U.S. patents and 11 U.S. trademarks. Expenditures for research and development have averaged $6.6 million per year during the past three years.

Aluminum Extrusions

           Aluminum Extrusions is composed of The William L. Bonnell Company, Inc., Bon L Manufacturing Company, Bon L Campo Limited Partnership and Bon L Canada Inc. (together, "Aluminum Extrusions"), which produce soft alloy aluminum extrusions primarily for the building and construction, distribution, transportation, electrical and consumer durables markets. The operations associated with Bon L Canada Inc. were acquired in 1998 (see Note 2 on page 48).

           Aluminum Extrusions manufactures mill (unfinished), anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions to produce curtain walls, architectural shapes, tub and shower doors, window components, ladders, running boards, boat windshields, bus bars, tractor-trailer shapes, snowmobiles and furniture, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product, quality, price and service.

           A breakdown of Aluminum Extrusion sales volume by market segment over the last three years is shown below:

     --------------------------------------------------------------------
                        % of Aluminum Extrusions Sales Volume
                                by Market Segment
     --------------------------------------------------------------------
                                           2000         1999        1998
                                    ------------ ------------ -----------
     Building and construction               51           48          51
     Distribution                            16           18           9
     Transportation                          12           14          15
     Electrical                               8            7           7
     Consumer durables                        5            5           7
     Other                                    8            8          11
     --------------------------------------------------------------------
     Total                                  100          100         100
     --------------------------------------------------------------------

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We do not expect critical shortages of aluminum or other required raw materials and supplies.

Intellectual Property.  Aluminum Extrusions holds nine U.S. trademarks.

Technology

           Our technology interests include Molecumetics, Ltd., Therics, Inc. and Tredegar Investments, Inc. On October 23, 2000, we announced a series of strategic initiatives aimed at accelerating the growth of Molecumetics and Therics. See pages 18 to 19 for more information.

Molecumetics. Molecumetics operates a drug discovery research laboratory in Bellevue, Washington, where it uses patented chemistry to develop new drug candidates for licensing to pharmaceutical and biotechnology companies. Molecumetics has entered into a number of research collaboration and license agreements, which are described below. Each of these agreements, except for the agreement with ChoongWae Pharma Corporation ("ChoongWae"; see below) and initially, the agreement with Athersys, Inc. ("Athersys"; see below), provides for research and development ("R&D") support funding. Each of these agreements, again except for the ChoongWae and Atherysys agreements, also provide for additional payments if Molecumetics achieves certain milestones based on the clinical progression of program compounds, as well as future royalties if sales of products from the programs occur. Revenues recognized to date relate entirely to payments received for R&D support, including revenues of $6.9 million in 2000, $7.6 million in 1999 and $5.7 million in 1998. See Note 1 on page 42 for more information on revenue recognition.

           To date, Molecumetics has not achieved any contractually defined milestones nor does it have licensed products for which royalties are received. Any discussion of the possibility of achieving milestones or realizing future royalties would be speculative at this time. Molecumetics' operating losses were $5.6 million in 2000, $3.4 million in 1999 and $3.5 million in 1998.

           In 2000, Molecumetics entered into a collaboration agreement with Athersys for the development of small-molecule drug candidates. Under the agreement, Athersys will use its novel RAGE-VTTM (Random Activation of Gene Expression for Validated Targets) technology to provide Molecumetics with twelve cell lines expressing validated targets of interest. Molecumetics will use its chemistry-based "screen-to-IND" technology platform to develop novel small-molecule drug candidates against the validated targets. Under the terms of the agreement, Molecumetics can access the targets by paying a licensing fee or through a co-development option. The co-development option allows both companies to co-invest in particular projects and share in the downstream value that is created.

           In 1999, Molecumetics entered into a research collaboration agreement with Pharmacia Corporation ("Pharmacia") to identify and develop orally active modulators of Cysteinyl aspartate-specific proteinases ("Caspases"). Caspases play a central role in apoptosis, the inappropriate control of which contributes to the underlying pathology in many human diseases. Under the agreement, Molecumetics uses its SMART Library(R) technology to optimize lead compounds, and Pharmacia is responsible for in-vivo testing and all pre-clinical and clinical development activities. Pharmacia also has worldwide exclusive rights to develop and commercialize the resulting compounds.

           In 1999, Molecumetics expanded its existing relationship with Asahi Chemical Industry Co., Ltd. ("Asahi") by signing a multi-year research collaboration agreement for the discovery and development of new drugs for treatment of central nervous system, cardiovascular, inflammatory and metabolic therapeutic areas. The new agreement replaces a 1997 collaboration agreement between the two companies that focused solely on cardiovascular disorders. Under the terms of the current agreement, the companies mutually select multiple molecular targets to pursue in the agreed-upon therapeutic areas. Molecumetics is responsible for providing libraries of compounds for identifying lead compounds. The two companies share the screening responsibilities and the optimization of lead compounds. Asahi is responsible for the pre-clinical development of the compounds in Japan and other Asian countries. Molecumetics retains all rights to the compounds in North America and Europe.

           In 1998, Molecumetics and Bristol-Myers Squibb Company ("BMS") entered into a three-year research alliance aimed at developing new drugs for the treatment of inflammatory and immunological diseases. The collaborative research is focused on the identification of small-molecule transcription factor inhibitors. Molecumetics also is supplying BMS with 150,000 of its proprietary compounds for broad-based screening against a wide variety of disease targets.

           In 1998, Molecumetics signed a two-year license and supply agreement with ChoongWae, a Korean pharmaceutical company (which agreement, in early 2001, was extended for an additional six months). Under terms of the agreement, ChoongWae synthesizes and delivers certain key chemical intermediates to Molecumetics in exchange for licensing rights to the jointly developed tryptase inhibitors in certain Asian countries. Molecumetics retains the rights to these compounds in all other countries. Tryptase inhibitors could be used to treat asthma, inflammatory bowel disease and psoriasis. The intermediates supplied by ChoongWae are not commercially available, and Molecumetics uses them in its tryptase inhibitors and other programs, and for synthesis of proprietary compounds using its SMART Library(R) technology. Under the agreement, no cash payment is involved. No revenue has been recognized, and Molecumetics expenses the costs associated with the jointly developed tryptase inhibitors program as incurred.

           In September 1997, Molecumetics signed a research and licensing collaboration agreement with Teijin Limited ("Teijin") for the optimization and development of Molecumetics' orally active inhibitors of thrombin, a key protease in the blood coagulation cascade. The resulting therapeutic drugs would be useful for treating a variety of blood-clotting disorders. Under the terms of the agreement, Molecumetics is responsible for the optimization of its lead compounds using its SMART Library(R) technology. The two companies collaborate on preclinical studies. Teijin is responsible for the clinical development, approval and marketing of the compounds in Japan and other Asian countries. Molecumetics retains all rights to the compounds in North America and Europe.

           Molecumetics holds 16 U.S. patents and 2 U.S. trademarks, and has filed a number of other patent applications with respect to its technology. Molecumetics spent approximately $12.3 million in 2000, $10.8 million in 1999 and $8.5 million in 1998 on research and development activities. Through December 31, 2000, we have invested $40.7 million in Molecumetics.

Therics. On April 8, 1999, Tredegar acquired the assets of Therics for cash consideration of approximately $13.6 million (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar paid approximately $10.2 million to effectively acquire the remaining 81% ownership interest.

           Based in Princeton, New Jersey, Therics is developing new microfabrication technology that has potential applications in bone replacement and reconstructive products as well as drug delivery and tissue engineering. Its primary focus is on commercializing the TheriForm(TM) process, a new and unique process for manufacturing bioimplantable reconstructive body parts and oral and implantable drugs. With respect to bone replacement and reconstructive products, this technology can take very sensitive, biologically compatible materials and fabricate them into anatomically accurate bone replacement products with precise internal microarchitectures. This technology can also be used in drug delivery as it enables drug companies to build precise amounts of active drugs and excipients in specific locations within each tablet. As a result, the internal architecture of each tablet can be designed to provide unique release profiles that are tailored to meet medical needs.

           In connection with the acquisition, Tredegar recognized a charge of $3.5 million (classified as an unusual item in the consolidated statement of income) in the second quarter of 1999 related to the write-off of acquired in-process research and development (primarily the TheriForm process). The amount of the charge was determined through an independent third-party analysis using the income approach. At the date of acquisition, the TheriForm(TM) process was 90% complete and will be considered technologically feasible upon the successful manufacture of an FDA-validated product. The uncertainties involved include the ability to:

-  Meet  machine   performance   objectives  in  a   sustainable   manufacturing
   environment;
-  Produce machines for large-scale commercial  production;
-  Meet  customer  requirements with regard to price and performance objectives;
   and
- Achieve technological and commercial feasibility within the anticipated cost structure and timetable.

           The technology has no alternative future use for which technological feasibility has been achieved. Therics had revenues of $403,000 and an operating loss of $8 million in 2000 and revenues of $161,000 and an operating loss of $5.2 million for the period from the acquisition date (April 8, 1999) through December 31, 1999.

           In 1999, Therics signed a five-year collaboration agreement with Warner-Lambert Company, which merged with Pfizer, Inc. in 2000, aimed at developing formulations of several model compounds to be chosen by the parties, which formulations could then be used as templates for the development of the same or different compounds. Therics will receive R&D support funding for its work under this agreement.

           Revenues recognized by Therics to date relate entirely to payments received for R&D support. See Note 1 on page 42 for more information on revenue recognition.

           Therics is exclusively licensed in the healthcare field under 15 U.S. patents, owns 1 U.S. patent, has applied for 9 U.S. trademarks, and has filed a number of other patent applications with respect to its technology. Therics spent approximately $8.2 million on research and development activities in 2000. For the period from the acquisition date to the end of 1999, Therics spent approximately $4.5 million on research and development activities. Through December 31, 2000, we have invested $26.4 million in Therics.

Tredegar Investments. Tredegar Investments is our investment subsidiary. Its investments represent high-risk stakes in technology start-up companies, primarily in the areas of communications, life sciences and information technology. Its primary objective is to generate high after-tax internal rates of return commensurate with the level of risk involved. More information, including a schedule of investments, is provided in the business segment review on pages 27-33, and in Note 7 on page 53.

           On October 23, 2000, we announced strategic initiatives for our Technology segment, including our intent to harvest our existing investment portfolio (see pages 18 to 19 for further information). We intend to fund existing commitments and support existing portfolio companies.

           As a result of our decision to reduce future venture activities, the former management group of Tredegar Investments, which consisted of five venture capital professionals, formed an independent venture capital partnership (Perennial Ventures) that will raise and deploy cash from outside investors. We have entered into a three-year agreement whereby Perennial Ventures will also manage Tredegar Investments' existing portfolio of direct investments.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products, Molecumetics and Therics. We routinely apply for patents on significant developments with respect to all of those businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $27.6 million in 2000, $22.3 million in 1999 and $14.5 million in 1998 on research and development activities.

Backlog.  Backlogs are not material to our operations.

Government Regulation. Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. We are in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees.  Tredegar employed approximately 3,500 people at December 31, 2000.

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

           Our principal plants and facilities are listed below:

Film Products                                                          Principal Operations

Locations in the United States     Locations in Foreign Countries

Carbondale, Pennsylvania           Retsag, Hungary                     Production of plastic films
LaGrange, Georgia                  Guangzhou, China (leased)
Lake Zurich, Illinois              Kerkrade, The Netherlands
New Bern, North Carolina           Roccamontepiano, Italy
Pottsville, Pennsylvania           San Juan, Argentina
Tacoma, Washington (leased)        Sao Paulo, Brazil
Terre Haute, Indiana (2)           Shanghai, China
    (technical center and
    production facility)


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


Technology

           Molecumetics leases its laboratory space in Bellevue, Washington. Therics leases space in Princeton, New Jersey. Through December 31, 2000, Tredegar Investments leased office space in Seattle, Washington, and Palo Alto, California. Subsequent to December 31, 2000, Tredegar Investments was relocated to Richmond, Virginia.

Item 3.    LEGAL PROCEEDINGS

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

Item 5.    MARKET FOR TREDEGAR'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

Market Prices of Common Stock and Shareholder Data

           Our common stock is traded on the New York Stock Exchange under the ticker symbol TG. We have no preferred stock outstanding. There were 38,084,407 shares of common stock held by 5,217 shareholders of record on December 31, 2000.

           The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

   --------------------------------------------------------------------
                         2000                      1999
                      ------------------------- -----------------------
                         High          Low         High        Low
                      ------------ ------------ ----------- -----------
   First quarter        $ 32.00      $ 18.13      $32.38      $22.50
   Second quarter         27.94        19.00       32.94       20.50
   Third quarter          23.19        17.31       23.69       20.38
   Fourth quarter         19.06        15.00       23.19       16.06
   --------------------------------------------------------------------

Dividend Information

           On May 20, 1998, we declared a three-for-one stock split payable on July 1, 1998, to shareholders of record on June 15, 1998. Accordingly, all historical references to per-share amounts, shares repurchased and the shares used to compute earnings per share have been restated to reflect the split.

           The quarterly dividend rate was increased to:

- 2.67 cents per share effective January 1, 1997;
- 3 cents per share effective October 1, 1997; and
- 4 cents per share effective July 1, 1998.

           All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 9 on page 56 for minimum shareholders' equity required.

Annual Meeting

           Our annual meeting of shareholders will be held on May 24, 2001, beginning at 9:30 a.m. EDT at The Jefferson Hotel in Richmond, Virginia. Formal notice of the annual meeting, proxies and proxy statements will be mailed to shareholders around March 27.

Inquiries

           Inquiries   concerning   stock   transfers,    dividends,    dividend
reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to:

American Stock Transfer & Trust Company
Shareholder Services Department
59 Maiden Lane
New York, New York 10038
Phone:  800-937-5449
Web site:  http://www.amstock.com

           All other inquiries should be directed to:

Tredegar Corporation
Corporate Communications Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone:  800-411-7411
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

Counsel                                  Independent Accountants

Hunton & Williams                        PricewaterhouseCoopers LLP
Richmond, Virginia                       Richmond, Virginia


Item 6.    SELECTED FINANCIAL DATA

           The tables that follow on pages 11-17 present certain selected financial and segment information for the eight years ended December 31, 2000.

EIGHT-YEAR  SUMMARY

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries

Years Ended December 31                2000        1999        1998        1997         1996        1995         1994        1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share data)

Results of Operations (a):

Gross sales                        886,379    $835,632    $710,742    $589,049     $530,099    $595,610     $508,550    $455,531
Freight                            (17,125)    (15,221)    (10,946)     (8,045)      (6,548)     (6,156)      (6,342)     (6,323)
------------------------------------------------------------------------------------------------------------------------------------
Net sales                          869,254     820,411     699,796     581,004      523,551     589,454      502,208     449,208
Other income (expense), net        138,204      (4,362)      4,015      17,015        4,248        (669)        (296)       (387)
------------------------------------------------------------------------------------------------------------------------------------
                                 1,007,458     816,049     703,811     598,019      527,799     588,785      501,912     448,821
------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                 706,817     648,254     553,184     457,896      417,014     489,931      418,469     376,580
Selling, general & administrative
  expenses                          52,937      47,357      39,493      37,035       39,719      48,229       47,978      47,973
Research and development expenses   27,593      22,313      14,502      13,170       11,066       8,763        8,275       9,141
Amortization of intangibles          5,025       3,430         205          50          256         579        1,354       2,706
Interest expense (b)                17,319       9,088       1,318       1,952        2,176       3,039        4,008       5,044
Unusual items                       23,220 (c)   4,065 (d)    (101)(e)  (2,250)(f)  (11,427)(g)     (78) (h)  16,494 (i)     452 (j)
------------------------------------------------------------------------------------------------------------------------------------
                                   832,911     734,507     608,601     507,853      458,804     550,463      496,578     441,896
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes             174,547      81,542      95,210      90,166       68,995      38,322        5,334       6,925
Income taxes                        63,171      28,894      31,054 (e)  31,720       23,960      14,269        3,917       3,202 (j)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing
   operations (a)                  111,376      52,648      64,156      58,446       45,035      24,053        1,417       3,723
Income from discontinued Energy
   segment operations (a)               -           -       4,713           -            -           -       37,218       6,784
------------------------------------------------------------------------------------------------------------------------------------
Net income before extraordinary
   item and cumulative effect of
   accounting changes              111,376      52,648      68,869      58,446       45,035      24,053       38,635      10,507
Extraordinary item - prepayment
   premium on extinguishment of
   debt (net of tax)                     -           -           -           -            -           -            -      (1,115)
Cumulative effect of accounting
   changes                               -           -           -           -            -           -            -         150
------------------------------------------------------------------------------------------------------------------------------------
Net income                        $111,376     $52,648     $68,869     $58,446      $45,035     $24,053      $38,635     $ 9,542
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   Continuing operations (a)          2.86        1.36        1.66        1.48         1.15         .60          .03         .08
   Discontinued Energy segment
     operations(a)                       -           -         .12           -            -           -          .79         .14
------------------------------------------------------------------------------------------------------------------------------------
   Before extraordinary item and
     cumulative effect of accounting
     changes                          2.86        1.36        1.78        1.48         1.15         .60          .82         .22
   Net income                         2.86        1.36        1.78        1.48         1.15         .60          .82         .19
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

EIGHT-YEAR  SUMMARY
------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries

Years Ended December 31                2000        1999        1998        1997         1996        1995         1994        1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per-share data)

Share Data:
Equity per share                   $ 13.07     $ 9.88       $ 8.46       $ 7.34      $ 5.79      $ 4.67       $ 4.25      $ 3.45
Cash dividends declared per
   share                               .16        .16          .15          .11         .09         .06          .05         .05
Weighted average common shares
   outstanding during the
   period                           37,885     36,992       36,286       36,861      36,624      38,748       46,572      49,029
Shares used to compute diluted
   earnings per share during the
   period                           38,908     38,739       38,670       39,534      39,315      40,110       46,842      49,182
Shares outstanding at end of
   period                           38,084     37,661       36,661       37,113      36,714      36,528       40,464      49,029
Closing market price per share:
   High                              32.00      32.94        30.67        24.65       15.13        7.72         4.14        4.00
   Low                               15.00      16.06        16.13        12.54        6.83        3.86         3.11        2.78
   End of year                       17.44      20.69        22.50        21.96       13.38        7.17         3.86        3.33
Total return to shareholders (k)     (14.9)%     (7.3)  %      3.1   %     65.0 %      87.8 %      87.2  %      17.4 %      (1.7)%

Financial Position:

Total assets                       903,768    792,487      457,178      410,937     341,077     314,052      318,345     353,383
Working capital excluding cash,
   cash equivalents and broker
   receivables                      75,529     80,594       52,050       30,279      31,860      54,504       53,087      62,064
Current ratio                        2.4:1      2.0:1        1.9:1        3.1:1       3.2:1       1.8:1        1.9:1       2.1:1
Cash and cash equivalents           44,530     25,752       25,409      120,065     101,261       2,145        9,036           -
Receivable from securities brokers     292          -            -            -           -           -            -           -
Venture capital investments:
   Cost basis                      213,096    135,469       60,617       25,826       6,048       3,410        2,200         800
   Carrying value                  232,259    140,698       60,024       33,513       6,048       3,410        2,200         800
   Estimated fair value            403,531    205,363       70,841       40,757      15,000       5,700        2,300         800
   Net asset value                 334,974    180,201       67,160       35,382      11,777       4,876        2,264         800
Ending consolidated capital
    employed(l)                    721,008    616,476      309,886      182,481     146,284     203,376      200,842     266,088
Capital employed of divested
   and discontinued operations
   (Molded Products, Brudi and
   the Energy segment) (a)               -          -            -            -           -      60,144       59,267      98,903
Debt                               268,102    270,000       25,000       30,000      35,000      35,000       38,000      97,000
Shareholders' equity (net book
   value)                          497,728    372,228      310,295      272,546     212,545     170,521      171,878     169,088
Equity market capitalization (m)   664,090    779,112      824,873      814,940     491,050     261,784      156,236     163,430
Net debt (cash)  (debt less cash,
   cash equivalents and broker
   receivables) as a % of net
   capitalization                     31.0 %     39.6   %     (0.1)  %    (49.4)%     (45.3)%      16.2  %      14.4 %      36.5 %
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.


SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Net Sales (n)
------------------------------------------------------------------------------------------------------------------------------------
Segment                          2000         1999         1998         1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products               $ 380,202    $ 342,300    $ 286,965    $ 298,862    $ 257,306    $ 237,770    $ 188,672    $ 177,052
Fiberlux (o)                    1,856        9,092       11,629       10,596       10,564       11,329       11,479       10,239
Aluminum Extrusions           479,889      461,241      395,455      266,585      219,044      221,657      193,870      166,465
Technology:
    Molecumetics                6,904        7,617        5,718        2,583           36            -          200            -
    Therics                       403          161            -            -            -            -            -            -
    Other                           -            -           29        2,378        2,090        1,953        2,517        2,994
------------------------------------------------------------------------------------------------------------------------------------
    Total ongoing
    operations(p)             869,254      820,411      699,796      581,004      489,040      472,709      396,738      356,750
Divested operations (a):
    Molded Products                 -            -            -            -       21,131       84,911       76,579       68,233
    Brudi                           -            -            -            -       13,380       31,834       28,891       24,225
------------------------------------------------------------------------------------------------------------------------------------
    Total                   $ 869,254    $ 820,411    $ 699,796    $ 581,004    $ 523,551    $ 589,454    $ 502,208    $ 449,208
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
------------------------------------------------------------------------------------------------------------------------------------
Segment                          2000         1999         1998         1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products:
    Ongoing operations       $ 47,112     $ 59,554     $ 53,786     $ 50,463     $ 43,158     $ 36,019     $ 34,726     $ 22,320
    Unusual items             (22,163)(c)   (1,170)(d)        -            -          680 (g)    1,750 (h)        -       (1,815)(j)
------------------------------------------------------------------------------------------------------------------------------------
                               24,949       58,384       53,786       50,463       43,838       37,769       34,726       20,505
------------------------------------------------------------------------------------------------------------------------------------
Fiberlux:
    Ongoing operations           (264)          57        1,433          845        1,220          452          950          557
    Unusual items                 762 (c)        -            -            -            -            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
                                  498           57        1,433          845        1,220          452          950          557
------------------------------------------------------------------------------------------------------------------------------------
Aluminum Extrusions:
    Ongoing operations         52,953       56,501       47,091       32,057       23,371       16,777       11,311        7,964
    Unusual items              (1,628)(c)        -         (664)(e)        -            -            -            -            -
------------------------------------------------------------------------------------------------------------------------------------
                               51,325       56,501       46,427       32,057       23,371       16,777       11,311        7,964
------------------------------------------------------------------------------------------------------------------------------------
Technology:
    Molecumetics               (5,589)      (3,421)      (3,504)      (4,488)      (6,564)      (4,769)      (3,534)      (3,324)
    Therics                    (8,024)      (5,235)           -            -            -            -            -            -
    Venture capital
        investments           130,879       (7,079)         615       13,880        2,139         (695)           -            -
    Other                           -            -         (428)        (267)        (118)        (566)      (5,354)      (6,380)
    Unusual items                (191)(c)   (3,607)(d)      765 (e)        -            -       (1,672)(h)   (9,521)(i)    2,263 (j)
------------------------------------------------------------------------------------------------------------------------------------
                              117,075      (19,342)      (2,552)       9,125       (4,543)      (7,702)     (18,409)      (7,441)
------------------------------------------------------------------------------------------------------------------------------------
Divested operations (a):
    Molded Products                 -            -            -            -        1,011        2,718       (2,484)        (228)
    Brudi                           -            -            -            -          231          222         (356)         177
    Unusual items                   -            -            -        2,250 (f)   10,747 (g)        -       (6,973)(i)        -
------------------------------------------------------------------------------------------------------------------------------------
                                    -            -            -        2,250       11,989        2,940       (9,813)         (51)
------------------------------------------------------------------------------------------------------------------------------------
Total operating profit        193,847       95,600       99,094       94,740       75,875       50,236       18,765       21,534
Interest income (q)             2,578        1,419        2,279        4,959        2,956          333          544            -
Interest expense (b)           17,319        9,088        1,318        1,952        2,176        3,039        4,008        5,044
Corporate expenses, net         4,559        6,389        4,845        7,581        7,660        9,208        9,967        9,565 (j)
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing
    operations before
    income taxes              174,547       81,542       95,210       90,166       68,995       38,322        5,334        6,925
Income taxes                   63,171       28,894       31,054 (e)   31,720       23,960       14,269        3,917        3,202
------------------------------------------------------------------------------------------------------------------------------------
Income from continuing
    operations                111,376       52,648       64,156       58,446       45,035       24,053        1,417        3,723
Income from discontinued
    Energy segment
    operations (a)                  -            -        4,713            -            -            -       37,218        6,784
------------------------------------------------------------------------------------------------------------------------------------
Net income before
    extraordinary item and
    cumulative effect of
    accounting changes      $ 111,376     $ 52,648     $ 68,869     $ 58,446     $ 45,035     $ 24,053     $ 38,635     $ 10,507
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets
------------------------------------------------------------------------------------------------------------------------------------
Segment                          2000         1999         1998         1997         1996         1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products               $ 367,526    $ 360,517    $ 132,241    $ 123,613    $ 116,520    $ 118,096    $ 108,862    $ 109,916
Fiberlux                            -        7,859        7,811        6,886        6,203        6,330        6,448        6,667
Aluminum Extrusions           210,434      216,258      201,518      101,855       83,814       80,955       89,406       89,498
Technology:
    Molecumetics                4,757        4,749        5,196        2,550        2,911        2,018        1,536        1,926
    Therics                     9,609        9,905            -            -            -            -            -            -
    Investments and
       other(r)               236,698      145,028       61,098       34,611        7,760        5,442        5,780       13,321
------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets for
    ongoing operations        829,024      744,316      407,864      269,515      217,208      212,841      212,032      221,328
Nonoperating assets held
    for sale                        -            -            -            -            -        6,057        5,018        3,605
General corporate              30,214       22,419       23,905       21,357       22,608       20,326       12,789       12,031
Cash and cash equivalents      44,530       25,752       25,409      120,065      101,261        2,145        9,036            -
Divested operations (a):
    Molded Products                 -            -            -            -            -       44,173       48,932       54,487
    Brudi                           -            -            -            -            -       28,510       30,538       30,956
Net assets of discontinued
    Energy segment
    operations (a)                  -            -            -            -            -            -            -       30,976
------------------------------------------------------------------------------------------------------------------------------------
    Total                   $ 903,768    $ 792,487    $ 457,178    $ 410,937    $ 341,077    $ 314,052    $ 318,345    $ 353,383
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
------------------------------------------------------------------------------------------------------------------------------------
Segment                               2000          1999         1998         1997         1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                      $23,122      $ 18,751     $ 11,993     $ 10,947     $ 11,262     $ 9,766     $ 9,097     $ 9,200
Fiberlux                               151           498          544          515          507         577         644         826
Aluminum Extrusions                  9,862         9,484        8,393        5,508        5,407       5,966       5,948       6,240
Technology:
   Molecumetics                      1,734         1,490        1,260          996          780         592         573         443
   Therics                           1,782         1,195            -            -            -           -           -           -
   Investments and other                18            22           21          135          161         197         720       1,868
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                         36,669        31,440       22,211       18,101       18,117      17,098      16,982      18,577
General corporate                      315           253          254          313          390         481         570         685
------------------------------------------------------------------------------------------------------------------------------------
   Total ongoing operations         36,984        31,693       22,465       18,414       18,507      17,579      17,552      19,262
Divested operations (a):
   Molded Products                       -             -            -            -        1,261       5,055       5,956       5,289
   Brudi                                 -             -            -            -          550       1,201       1,337       1,272
------------------------------------------------------------------------------------------------------------------------------------
   Total                           $36,984      $ 31,693     $ 22,465     $ 18,414     $ 20,318    $ 23,835    $ 24,845    $ 25,823
------------------------------------------------------------------------------------------------------------------------------------


Capital Expenditures, Acquisitions and Investments
------------------------------------------------------------------------------------------------------------------------------------
Segment                               2000          1999         1998         1997         1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                      $53,161      $ 25,296     $ 18,456     $ 15,354     $ 11,932    $ 10,734     $ 6,710     $ 6,561
Fiberlux                               425           812        1,477          530          417         465         416          14
Aluminum Extrusions                 21,911        16,388       10,407        6,372        8,598       5,454       4,391       1,870
Technology:
   Molecumetics                      2,133         1,362        3,561          366        1,594         894         178         939
   Therics                           1,730           757            -            -            -           -           -           -
   Investments and other                86             -           54            5           14           -          99         905
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                         79,446        44,615       33,955       22,627       22,555      17,547      11,794      10,289
General corporate                      384           606          115           28          143         231         191       2,440
------------------------------------------------------------------------------------------------------------------------------------
   Capital expenditures for ongoing
     operations                     79,830        45,221       34,070       22,655       22,698      17,778      11,985      12,729
Divested operations (a):
   Molded Products                       -             -            -            -        1,158       6,553       2,988       3,235
   Brudi                                 -             -            -            -          104         807         606         516
------------------------------------------------------------------------------------------------------------------------------------
   Total capital expenditures       79,830        45,221       34,070       22,655       23,960      25,138      15,579      16,480
Acquisitions and other               6,316       215,227       72,102       13,469            -       3,637           -       5,099
Venture capital investments         93,058        81,747       35,399       20,801        3,138       1,904       1,400         600
------------------------------------------------------------------------------------------------------------------------------------
   Total                          $179,204     $ 342,195    $ 141,571     $ 56,925     $ 27,098    $ 30,679    $ 16,979    $ 22,179
------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

NOTES TO FINANCIAL TABLES
--------------------------------------------------------------------------------
(In thousands, except per-share amounts)

(a) On August 16, 1994, Tredegar completed the divestiture of its coal subsidiary, The Elk Horn Coal Corporation. On February 4, 1994, we sold our remaining oil and gas properties. As a result of these events, we report the Energy segment as discontinued operations. In 1998, discontinued operations includes gains for the reimbursement of payments made by us to the United Mine Workers of America Combined Benefit Fund (the "Fund") and the reversal of a related accrued liability established to cover future payments to the Fund (see Note 18 on page 67). On March 29, 1996, we sold Molded Products. During the second quarter of 1996, we completed the sale of Brudi. The operating results for Molded Products were historically reported as part of the Plastics segment on a combined basis with Film
     Products and Fiberlux. Likewise, results for Brudi were combined with Aluminum Extrusions and reported as part of the Metal Products segment. Accordingly, results for Molded Products and Brudi have been included in continuing operations. We began reporting Molded Products and Brudi separately in our segment disclosures in 1995 after announcing our intent to divest these businesses.

(b) Interest expense has been allocated between continuing and discontinued operations based on relative capital employed (see (a)).

(c) Unusual items for 2000 include a charge of $17,870 related to excess capacity in the plastic films business, a charge of $1,628 related to restructuring at our aluminum plant in El Campo, Texas, a charge of $4,293 for the shutdown of the plastic films manufacturing facility in Manchester, Iowa, a gain of $762 for the sale of Fiberlux, and a charge of $191 for costs associated with the evaluation of financing and structural options for the Technology Group.

(d) Unusual items for 1999 include a charge for costs associated with the evaluation of financing and structural options for the Technology Group ($149), a gain on the sale of corporate real estate ($712), a charge related to a write-off of in-process research and development expenses associated with the Therics acquisition ($3,458, see Note 2 on page 51) and a charge for the write-off of excess packaging film capacity ($1,170).

(e) Unusual items for 1998 include a charge related to the shutdown of the powder-coat paint line in the production facility in Newnan, Georgia ($664) and a gain on the sale of APPX Software ($765). Income taxes include a tax benefit of $2,001 related to the sale, including a tax benefit for the excess of APPX Software's income tax basis over its financial reporting basis.

(f) Unusual items for 1997 include a gain of $2,250 related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products.

(g) Unusual items for 1996 include a gain on the sale of Molded Products ($19,893), a gain on the sale of a former plastic films manufacturing site in Fremont, California ($1,968), a charge related to the loss on the divestiture of Brudi ($9,146) and a charge related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films ($1,288).

(h) Unusual items in 1995 include a gain on the sale of Regal Cinema shares ($728), a charge related to the restructuring of APPX Software ($2,400) and a recovery in connection with a Film Products product liability lawsuit ($1,750).

(i) Unusual items in 1994 include the write-off of certain goodwill and intangibles in APPX Software ($9,521), the write-off of certain goodwill in Molded Products ($4,873) and the estimated costs related to the closing of a Molded Products plant in Alsip, Illinois ($2,100).

(j) Unusual items in 1993 include estimated costs related to the sale of a Film Products plant in Flemington, New Jersey ($1,815), and the reorganization of corporate functions ($900), partially offset by the gain on the sale of our remaining investment in Emisphere Technologies, Inc. ($2,263). Income taxes includes a tax charge of $348 for the impact on deferred taxes of a one percent increase in the federal income tax rate.

(k) Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(l) Consolidated capital employed is debt plus shareholders' equity minus cash, cash equivalents and broker receivables.

(m) Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.

(n)  Net sales represents gross sales less freight.

(o)  Fiberlux was sold on April 10, 2000.

(p) Net sales include sales to P&G totaling $242,359 in 2000, $250,020 in 1999 and $233,493 in 1998. These amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G.

(q)  Interest income was insignificant prior to 1994.

(r) Included in the investments and other category of the Technology segment are APPX Software (sold in 1998 - see (e)) and venture capital investments in which our ownership is less than 20% (see Note 7 on page 53).

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Tredegar is a manufacturer of plastic film and aluminum extrusions. We also have two operating subsidiaries focused on healthcare-related technologies and an investment subsidiary. Descriptions of our businesses and interests are provided on pages 1-7.

           Our manufacturing businesses are quite different from our technology interests. Our manufacturing businesses can be analyzed and valued by traditional measures of earnings and cash flow, and because they generate positive ongoing cash flow, they can be leveraged with borrowed funds.

           Our technology operating companies, Molecumetics and Therics, are start-up companies active in drug research, drug delivery and tissue engineering. Each generates operating losses and negative cash flow in the form of net R&D expenditures. Neither has licensed products to date, and revenues consist entirely of collaboration revenues (R&D support payments). They may never generate profits or positive cash flow. If they were stand-alone, independent operations, they would typically be financed by private venture capital.

           Our investment subsidiary represents high-risk stakes in technology start-up companies, primarily in the areas of communications, life sciences and information technology. Our primary objective in the investment area is to generate high after-tax internal rates of return commensurate with the level of risk involved.

           In summary, we have a variety of business interests with dramatically different risk profiles, which makes the communication of operating results more difficult, especially since we have only one class of stock. As a result, the segment information presented on pages 13-17, and the business segment review on pages 27-33, are critical to the understanding of our operating results and business risks.

           On October 23, 2000, we announced a series of strategic inititatives aimed at accelerating the growth of Therics and Molecumetics. We will significantly increase Therics' product development spending and are exploring external financing and other strategic alternatives to fund the growth of Molecumetics.

           We will use cash generated by our existing venture capital investments to support more aggressive spending at Therics. As part of the plan, we will reduce future investments in our venture portfolio, which is expected to yield positive cash flows over the next few years. This cash is expected to be more than adequate to fund the increased spending at Therics.

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

         Our plan is to pursue the quickest route to profitability by focusing on commercializing our bone replacement products while continuing to develop our drug delivery and tissue engineering technologies. We expect the first of our bone replacement products to clear FDA regulatory hurdles in early 2002. Full-scale marketing efforts are planned to begin in 2002.

         We also announced the exploration of external financing and other strategic alternatives for Molecumetics. Molecumetics uses proprietary chemistry and an integrated set of drug discovery capabilities to accelerate the identification of novel drug candidates. External financing would fund higher spending levels and reduce new cash outlays from Tredegar. However, due to accounting principles, our earnings may reflect up to $10 million per year in operating losses from Molecumetics in 2001 and 2002.

         In order to accelerate efforts to build our technology operations, we have decided to harvest our existing venture portfolio. We intend to fund existing commitments and support existing portfolio companies.

Results of Operations

                                2000 versus 1999

Revenues. Net sales in 2000 increased by 6% over 1999 due primarily to the acquisition of Exxon Films and overall higher selling prices driven by higher raw material costs. Assuming the acquisition of Exxon Films occurred at the beginning of 1999, pro forma net sales for 1999 were relatively flat with 2000. Higher sales in Aluminum Extrusions (up 4%), due primarily to raw material driven price increases, were partially offset by lower pro forma sales in Film Products (down 1%). Net gains from investment activities totaled $130.9 million ($83.8 million after income taxes) in 2000. Net losses from investment activities totaled $7.1 million ($4.5 million after income taxes) in 1999.

           Pretax realized gains and losses from investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 38 and in "Venture capital investments" in the operating profit table on page 14. Beginning April 1, 1998, we began classifying the stand-alone operating expenses (primarily employee compensation and benefits and leased office space and equipment) for our investment activities with gains and losses in "Venture capital investments" in the operating profit table. Prior to that time they were classified in the "Other" category of the technology segment. These expenses, which continue to be reported in selling, general and administrative expenses in the consolidated statements of income, totaled $5.1 million in 2000, $2.5 million in 1999, $2.1 million in 1998 and $1.7 million for the nine months ended December 31, 1998.

           For more information on net sales and investment activities, see the business segment review on pages 27-33.

Operating Costs and Expenses. The gross profit margin during 2000 declined to 19% from 21% during 1999. Lower gross profit margins in Film Products were due mainly to overall lower volume and higher production costs for new products. Lower margins in Aluminum Extrusions were due primarily to lower volume, higher per-unit conversion costs and competitive pricing pressures.

           Selling, general and administrative expenses ("SG&A") in 2000 were $52.9 million, up from $47.4 million in 1999 primarily due to:

-  The acquisition of Exxon Films (impact of approximately $2 million);
- A $3.5 million charge for doubtful accounts related to two diaper film customers; and
- Increased operating expenses relative to our investment portfolio (increase of approximately $2.6 million).

As a percentage of net sales, SG&A expenses increased to 6.1% in 2000 compared with 5.8% in 1999.

           R&D expenses increased to $27.6 million in 2000 from $22.3 million in 1999 primarily due to:

- Higher spending at Therics in support of its development of bone replacement and reconstructive products combined with a full year of spending at Therics in 2000 versus nine months in 1999 (combined impact of $3.7 million);
- Higher spending at Molecumetics in support of collaboration programs (up $1.5 million); and
-  Higher product development spending at Film Products (up $130,000).

           Unusual charges (net) in 2000 totaled $23.2 million ($14.9 million after income taxes) and included:

- A fourth-quarter charge of $1.6 million ($1 million after taxes) related to restructuring at our aluminum plant in El Campo, Texas;
- A fourth-quarter gain of $237,000 ($152,000 after taxes) related to the second-quarter sale of the assets of Fiberlux, Inc.; o A third-quarter charge of $17.9 million ($11.4 million after taxes) for the write-off of excess production capacity at our plastic film plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7.9 million and write-off of the related goodwill of $10 million;
- A third-quarter reversal of $1 million ($640,000 after taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revised estimates;
- A second-quarter gain of $525,000 ($336,000 after taxes) for the sale of the assets of Fiberlux, Inc.;
- A first-quarter charge of $5.3 million ($3.4 million after taxes) for the shutdown of our plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000); and
- A first-quarter charge of $191,000 ($122,000 after taxes) for costs associated with the evaluation of financing and structural options for the Technology Group.

           For more information on costs and expenses, see the business segment review on pages 27-33.

Interest Income and Expense. Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, increased to $2.6 million in 2000 from $1.4 million in 1999 due to higher average cash equivalents balance (see "Cash Flows" on page 24 for more information) and higher yields. The average tax-equivalent yield earned on cash equivalents was approximately 6.2% in 2000 and 5.1% in 1999. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

           Interest expense increased to $17.3 million in 2000 from $9.1 million in 1999 due to higher average debt outstanding and higher average interest cost. Average debt outstanding was approximately $269.7 million (average of $252.5 million variable-rate debt and average of $17.2 million fixed-rate debt) in 2000 compared to $165.3 million (average of $143 million variable-rate debt and average of $22.3 million fixed-rate debt) in 1999. Average interest cost was 7.2% in 2000 (7.2% average for both variable-rate debt and fixed-rate debt) compared to 6.2% in 1999 (6.1% average on variable-rate debt and 7.2% on fixed-rate debt). The impact on interest expense of higher average debt (see "Cash Flows" on page 24 for more information) and higher average interest was partially offset by higher capitalized interest ($2.7 million in 2000 versus $1.6 million in 1999) from higher capital expenditures.

Income Taxes. The effective tax rate, excluding unusual items and venture capital investment activities, was approximately 36.5% in 2000 compared to 35.5% in 1999. The increase during 2000 was mainly due to higher taxes accrued on unremitted earnings from foreign operations. The overall effective tax rate was 36.2% in 2000 compared to 35.4% in 1999. The increase in the overall rate during 2000 is due to higher taxes accrued on unremitted earnings from foreign operations, lower benefit from foreign sales corporation ("FSC") and lower benefit from R&D credits offset by lower state income tax rates. While the dollar amount of benefit from R&D and FSC is higher, the relative percentage is lower due to the increase in income attributable to venture capital gains. See
Note 15 on page 64 for additional tax rate information.

                                1999 versus 1998

Revenues. Net sales in 1999 increased by 17% over 1998 due primarily to acquisitions. Pro forma net sales were up 1.4% for the year ($863.7 million in 1999 versus $851.6 million in 1998) as higher pro forma sales in Aluminum Extrusions (up 4.5%) and higher R&D support revenues at Molecumetics were offset by lower pro forma sales in Film Products (down 1.9%). Pro forma sales assume that acquisitions occurred at the beginning of 1998. Net losses from investment activities totaled $7.1 million ($4.5 million after income taxes) in 1999. Net gains from investment activities totaled $615,000 ($394,000 after income taxes) in 1998.

           For more information on net sales and investment activities, see the business segment review on pages 27-33.

Operating Costs and Expenses. The gross profit margin during 1999 remained unchanged at 21%, as a decline in the gross profit margin at Film Products was offset by an increase in margins at Aluminum Extrusions. Lower gross profit margins in Film Products were due mainly to lower volume and weakness in international markets. Higher margins in Aluminum Extrusions were primarily due to strong demand and higher volume.

           SG&A expenses in 1999 were $47.4 million, up from $39.5 million in 1998 due primarily to:

-  The acquisition of Exxon Films (impact of approximately $4 million);
- A full year of SG&A for the aluminum extrusion plants in Canada acquired in 1998 (impact of approximately $1.5 million); and
-  Increases in SG&A salaries and wages (up approximately 4%).

As a percentage of net sales, SG&A expenses increased to 5.8% in 1999 compared with 5.6% in 1998.

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

           Unusual charges (net) in 1999 totaled $4.1 million ($2.6 million after income taxes) and included:

- A fourth-quarter charge of $149,000 ($95,000 after taxes) for costs associated with the evaluation of financing and structural options for the Technology Group;
- A third-quarter gain of $712,000 ($456,000 after taxes) on the sale of corporate real estate (included in "Corporate expenses, net" in the operating profit table on page 14);
- A second-quarter charge of $3.5 million ($2.2 million after taxes) related to the write-off of in-process R&D expenses associated with the Therics acquisition (see page 5 for more information); and
- A second-quarter charge of $1.2 million ($749,000 after taxes) for the write-off of excess packaging film capacity.

           For more information on costs and expenses, see the business segment review on pages 27-33.

Interest Income and Expense. Interest income decreased to $1.4 million in 1999 from $2.3 million in 1998 due to lower average cash equivalents balance (see "Cash Flows" on page 24 for more information) and yields. The average tax-equivalent yield earned on cash equivalents was approximately 5.1% in 1999 and 5.6% in 1998.

           Interest expense increased to $9.1 million in 1999 from $1.3 million in 1998 due to higher average debt outstanding of $165.3 million (average of $143 million variable-rate debt and average of $22.3 million fixed-rate debt) in 1999 compared to $27.3 million in 1998 (all fixed-rate debt). The impact on interest expense of higher average debt (see "Cash Flows" on page 24 for more information) was partially offset by:

- Lower average interest cost of 6.2% in 1999 (6.1% average on variable-rate debt and 7.2% on fixed-rate debt) versus 7.2% in 1998 (all fixed-rate debt); and
- Higher capitalized interest from higher capital expenditures ($1.6 million in 1999 versus $915,000 in 1998).

Income Taxes. The effective tax rate, excluding unusual items and investment activities, was approximately 35.5% in 1999 compared to 35% in 1998. The increase during 1999 was due to a higher effective state income tax rate and lower tax-exempt interest income, partially offset by a higher R&D tax credit from higher R&D expenses. See Note 15 on page 64 for additional tax rate information.

Financial Condition

                                     Assets

           Total assets increased to $903.8 million at December 31, 2000, from $792.5 million at December 31, 1999, mainly due to:

- An increase in the carrying value of venture capital investments from net new investments and appreciation in available-for-sale securities (combined impact of $91.6 million);
-  Net cash generated during the year ($18.7 million - see page 24);
- Capital expenditures in excess of depreciation, amortization and asset write-offs ($19.8 million); and
- Higher prepaid pension assets due to pension income recognized during the year (up $7.7 million).

The above increase in total assets was partially offset by decreases in accounts receivable and inventories (down $31.5 million) due primarily to lower sales in the fourth quarter of 2000 versus the fourth quarter of 1999.

                        Liabilities and Available Credit

           Total liabilities were $406 million at December 31, 2000, down from $420.3 million at December 31, 1999, primarily due to the impact of the following:

- Lower accounts payable consistent with lower levels of inventory and sales (down $9.7 million); and
- Lower accrued expenses due to lower accrued interest and lower accrued employee related costs (down $8.4 million).

The above decreases in liabilities were partially offset by an increase in the deferred income tax liability of $7.4 million, including an increase due to higher unrealized appreciation from available-for-sale securities (up $11.8 million).

           Debt outstanding of $268.1 million at December 31, 2000, consisted of a $250 million term loan maturing in 2005, a note payable with a remaining balance of $15 million and other debt assumed in acquisitions of $3.1 million. We also have a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at December 31, 2000). The facility matures on July 9, 2002. See Note 9 on page 56 for more information on debt and credit agreements.

                              Shareholders' Equity

         At December 31, 2000, Tredegar had 38,084,407 shares of common stock outstanding and a total market capitalization of $664.1 million, compared with 37,661,140 shares outstanding and a total market capitalization of $779.1 million at December 31, 1999.

         We purchased 35,000 shares of our common stock for $629,000 ($17.97 per share) during 2000. During 1999, we did not purchase any shares of our common stock. During 1998, we purchased 1,667,054 shares of our common stock for $36.8 million ($22.06 per share). Since becoming an independent company in 1989, we have purchased a total of 20.2 million shares, or 35% of our issued and outstanding common stock, for $116.1 million ($5.75 per share). Under a standing authorization from our board of directors, we may purchase an additional four million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

                                   Cash Flows

           The reasons for the changes in cash and cash equivalents during 2000, 1999 and 1998, are summarized below:

----------------------------------------------------------------------------------------------
                                                                           (In Millions)
                                                                2000           1999      1998
----------------------------------------------------------------------------------------------
Cash and cash equivalents, beginning of year                  $ 25.8       $ 25.4      $120.1
----------------------------------------------------------------------------------------------
Cash provided by (used in) continuing operating
    activities, net of capital expenditures and dividends
    (including income taxes associated with venture
    capital net gains or losses)                               (64.3)        40.8        33.2
Cash used by discontinued operations                               -            -        (1.9)
Proceeds from the exercise of stock options (including
    related income tax benefits realized by Tredegar)            3.9          7.4         6.2
Acquisitions (see Note 2 on page 48)                            (3.1)      (215.2)      (60.9)
Repurchases of Tredegar common stock                             (.6)           -       (36.8)
New venture capital investments, net of pretax
    proceeds from disposals (see Note 7 on page 53)             76.9        (77.8)      (29.9)
Proceeds from the sale of Fiberlux                               8.0            -           -
Other, net                                                       3.0           .2          .4
Net increase (decrease) in borrowings                           (5.1)       245.0        (5.0)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            18.7           .4       (94.7)
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                        $ 44.5       $ 25.8      $ 25.4
----------------------------------------------------------------------------------------------

           In 2000, cash used in continuing operating activities, net of capital expenditures and dividends, was $64.3 million compared to cash provided by operating activities, net of capital expenditures and dividends, of $40.8 million in 1999. This change is due primarily to income taxes paid on net gains from investments (up $55 million), and higher capital expenditures (up $34.6 million), lower cash generated by manufacturing operations and higher spending at Molecumetics and Therics.

           Capital expenditures in 2000 reflect the normal replacement of machinery and equipment and:

- A new feminine pad topsheet film production line at the plant in Terre Haute, Indiana;
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing traditional diaper backsheet and other components in order to improve comfort and fit);
- Expansion of capacity in Brazil for disposable films for hygiene products, such as feminine pads and diapers;
- Continued expansion of capacity at the Hungary facility, which produces disposable films for hygiene products marketed in Europe;
- A new plastic film manufacturing facility in Shanghai, China (this plant will make film for primarily hygiene products and should begin production in the second quarter of 2001);
-  Press modernization at the aluminum extrusion plant in Kentland, Indiana; and
- The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia (the first phase was completed in 1996).

           Cash provided by continuing operating activities, net of capital expenditures and dividends, increased $7.6 million in 1999 due primarily to higher cash flow from operating activities, partially offset by higher capital expenditures (up $11.2 million).

           Capital expenditures in 1999 reflect the normal replacement of machinery and equipment and:

-  Machinery and equipment purchased for the Hungary facility;
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films;
-  Further expansion of diaper backsheet film capacity in Brazil;
-  Commercial production capacity for new film products; and
- Second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia.

           Cash provided by continuing operating activities, net of capital expenditures and dividends was $33.2 million in 1998, down from $39.5 million in 1997 due primarily to higher capital expenditures for manufacturing and research operations and higher dividends, partially offset by improved operating results. Cash used by discontinued operations of $1.9 million was due to the recapture of tax deductions previously taken on the UMWA Fund liability, partially offset by reimbursements received from the UMWA Fund.

           Capital  expenditures   increased  $11.4  million  in  1998.  Capital
expenditures in 1998 reflect the normal replacement of machinery and equipment and:

-  The new facility in Hungary;
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films;
-  Expansion of diaper  backsheet film capacity in Brazil;
- The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia; and
-  Expansion of Molecumetics' research lab in Bellevue, Washington.

           Quantitative and Qualitative Disclosures about Market Risk

           Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks. See Note 9 on page 56 regarding credit agreements and interest rate exposures.

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

           In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than twelve months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 6 on page 52 for more information.

           We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales, pretax income and total assets for manufacturing operations related to foreign markets for 2000 and 1999 are presented below:

-------------------------------------------------------------------------------------------------------------------
                                         Tredegar Corporation - Manufacturing Operations
                         Percentage of Net Sales, Pretax Income and Total Assets Related to Foreign Markets
-------------------------------------------------------------------------------------------------------------------
                                        2000                                               1999
                --------------------------------------------------- -----------------------------------------------
                    % of Total           % of Total                    % of Total        % of Total
                    Net Sales*         Pretax Income*    % Total       Net Sales*        Pretax Income*   % Total
                ------------------- -------------------- Assets     ------------------ ------------------ Assets -
                 Exports   Foreign   Exports    Foreign  Foreign    Exports  Foreign    Exports  Foreign   Foreign
                   From     Oper-      From     Oper-     Oper-      From     Oper-      From     Oper-     Oper-
                   U.S.    ations      U.S.     ations   ations*      U.S.    ations      U.S.    ations   ations*
                ------------------- -------------------- ---------- ------------------ ----------------- ----------

Canada                 3        18         9       12         14        3         19         5       11         15
Europe                 1         4         2        9          6        1          4         3        6          4
Latin America          3         2         9        4          3        3          2         7        2          2
Asia                   4         1         6        3          2        4          1         5        2          1
-------------------------------------------------------------------------------------------------------------------
Total % exposure
    to foreign

    markets           11        25        26       28         25       11         26        20       21       22
-------------------------------------------------------------------------------------------------------------------

* The percentages for foreign markets are relative to Tredegar's total net sales, pretax income and total assets from manufacturing operations (consolidated net sales, pretax income and total assets from continuing operations excluding Therics, Molecumetics and venture capital investment activities and unusual items).


           We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. Dollar, the German Mark or the Euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the German Mark and the Euro. We believe that our exposure to the Canadian Dollar has been substantially neutralized by the U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S. The acquisition of Exxon Films on May 17, 1999, has increased the proportion of assets located in the U.S. It has also increased the amount of operating profit earned in the U.S., but this has been more than offset by higher U.S. Dollar interest expense on debt related to the acquisition.

           We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See the business segment review which begins below and Note 7 on page 53 for more information.

                            New Accounting Standards

           The Financial Accounting Standards Board has issued a new standard affecting the accounting for derivative instruments and hedging activities. It requires us to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative instruments are either recognized periodically in income or other comprehensive income. The accounting for our futures contracts to hedge aluminum price risk will be affected by this new standard. We have adopted this standard effective January 1, 2001. The adoption did not have a material effect on our results of operations or financial position.

Business Segment Review

                                  Film Products

Sales. Film Products sales increased by 11% in 2000 due to the acquisition of Exxon Films on May 17, 1999 (see Note 2 on page 48) and raw material driven price increases. Total volume for the year was up 2% due to the acquisition of Exxon Films. On a pro forma basis (assuming the acquisition of Exxon Films occurred at the beginning of 1998), annual sales for Film Products declined by 1% and volume declined by 11%. The decline in volume was due to:

- Lower volumes in traditional diaper backsheet due to the transition to cloth-like breathable materials;
- Lower volume due to the continuing decline in market share of a major customer; and
- Lower volume due to the loss of some traditional diaper backsheet business in foreign markets to local competition in those markets.

           Film Products sales increased by 19% in 1999 due to the acquisition of Exxon Films, partially offset by lower volume in existing operations. Lower volume from existing operations (down 4.6%) was due to:

-  The transition to breathable and elastomeric films;
-  Lower volume due to decline in the market share of a major customer; and
- Weakness in international markets (volume was down 3.7% for European operations and down 13.3% for Latin American operations).

On a pro forma basis (assuming the acquisition of Exxon Films occurred at the beginning of 1998), Film Products sales declined by almost 2% to $386 million in 1999 from $393 million in 1998.

Operating Profit. Film Products operating profit (excluding unusual items) was $47.1 million in 2000, down from $59.6 million in 1999. The decline in operating profit was due to:

- Manufacturing inefficiencies associated with the rollout of cloth-like breathable film backsheet for diapers;
- Lower volume from the transition to new products and lower customer market share as noted above;
- Higher costs related to new product development and commercialization efforts; and
- A third-quarter charge of $3.5 million for doubtful accounts related to two diaper film customers.

           Film Products operating profit (excluding unusual items) was $59.6 million in 1999, up from $53.8 million in 1998 due to the acquisition of Exxon Films, partially offset by lower profit from existing operations. Lower profit from existing operations (down $6.9 million or 12.8%) was due to:

- Lower volume from the transition to new products and lower customer market share as noted above;
- Weakness in international markets (profits down $2.3 million for foreign operations), including a decline in profits in Brazil (down $2 million due primarily to the economic impact of the devaluation of the Real) and lower profits from European operations (down $2.8 million due mainly to lower volume and higher losses of $900,000 from start-up of the new plant in Hungary), partially offset by higher profits in China (up $2.6 million); and
-  Higher product development spending (up $1 million).

Identifiable Assets.   Identifiable  assets in Film Products were $367.5 million
in 2000, up from $360.5 million in 1999 due primarily to the impact of the following:

-  Capital   expenditures  in  excess  of  depreciation  and  amortization  ($30 million);
- A decrease in accounts receivable and inventory reflecting lower sales volume (down $11.9 million); and
- The write-off of goodwill in connection with the write-off of excess production capacity ($10 million).

         Identifiable assets in Film Products were $360.5 million in 1999, up from $132.2 million in 1998 due primarily to:

- The acquisition of Exxon Films (assets acquired totaled $210 million, including goodwill of $115 million);
- Higher receivables and inventories (up $9 million) reflecting primarily higher raw material costs from higher plastic resin prices at the end of the year; and
-  Capital  expenditures  in  excess  of  depreciation  and  amortization  ($6.5 million).

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $23.1 million in 2000, up from $18.8 million in 1999 due to the acquisition of Exxon Films and capital expenditures (up $27.9 million over 1999). Depreciation and amortization for Film Products was $18.8 million in 1999, up from $12 million in 1998 due to the acquisition of Exxon Films. The acquisition of Exxon Films generated goodwill of $115.2 million, $10 million of which was written off in 2000 due to excess production capacity. The remainder is being amortized over thirty years.

           Capital expenditures in Film Products in 2000 reflect the normal replacement of machinery and equipment and:

- A new feminine pad topsheet film production line at our plant in Terre Haute, Indiana;
- Machinery and equipment purchased for the manufacture of breathable and and elastomeric films;
-  Expansion of capacity in Brazil for disposable films for hygiene products;
-  A new plastic film manufacturing facility in Shanghai, China; and
-  Continued expansion of capacity at the Hungary facility.

           Capital expenditures in Film Products in 1999 reflect the normal replacement of machinery and equipment and:

-   Machinery and equipment purchased for the Hungary facility;
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films;
-   Further expansion of diaper backsheet film capacity in Brazil; and
-   Commercial production capacity for new products.

                                    Fiberlux

           Fiberlux was sold during the second quarter of 2000 for a gain of $762,000 ($487,680 after income taxes). Fiberlux was not material to the consolidated results of operations.

                               Aluminum Extrusions

Sales. Sales in Aluminum Extrusions increased by 4% in 2000 primarily due to higher average selling prices reflecting higher raw material costs. Volume declined by 4% due to weakening demand from transportation, distribution and construction markets during the second half of the year (see our market segments in the table on page 3).

            Sales in Aluminum Extrusions increased by 17% in 1999 due to acquisitions in 1998 (see Note 2 on page 48) and higher volume from strong demand, partially offset by lower average selling prices. Volume was up 10.6% on a comparable basis excluding acquisitions. Lower average selling prices (down about 6 cents per pound or 4%) were due primarily to lower average raw material (aluminum) costs. On a pro forma basis, assuming acquisitions in Aluminum Extrusions in 1997 and 1998 occurred at the beginning of 1997, sales increased by 4.5% in 1999.

Operating Profit. Operating profit (excluding unusual items) decreased by 6% in 2000 primarily due to lower volumes resulting from weakening demand in our major markets during the latter half of the year, higher per-unit conversion costs and competitive pricing pressures.

            Operating profit increased by 20% in 1999 due to higher volume and acquisitions as noted above. Operating results were adversely affected by press and furnace repairs and resulting downtime at the El Campo, Texas, facility, and expenses and disruptions associated with the second phase of the press modernization project at the Newnan, Georgia plant (the first phase was completed in 1996).

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $210.4 million in 2000, down from $216.3 million in 1999 due primarily to a decrease in accounts receivable of $15.2 million reflecting lower sales in the fourth quarter of 2000 compared to the fourth quarter of 1999, partially offset by capital expenditures in excess of depreciation and amortization of $12 million.

           Identifiable assets in Aluminum Extrusions were $216.3 million in 1999, up from $201.5 million in 1998, due primarily to:

- Capital expenditures in excess of depreciation and amortization ($6.9 million); and
- Higher accounts receivable (up $7 million) from higher sales in the fourth quarter of 1999 compared to the fourth quarter of 1998.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $9.9 million in 2000, up slightly from $9.5 million in 1999 due primarily to capital expenditures. Depreciation and amortization was $9.5 million in 1999, up from $8.4 million in 1998 due to acquisitions.

           Capital expenditures in 2000 and 1999 reflect the normal replacement of machinery and equipment and:

- The second phase of a press modernization program at the plant in Newnan, Georgia (total capital outlays for this project were approximately $11 million with $3.5 million spent in 2000, $6.2 million spent in 1999 and $1.3 million spent in 1998); and
- The modernization of one of the presses at our plant in Kentland, Indiana in 2000.

                                   Technology

           Revenues recognized to date for technology operating companies, Molecumetics and Therics (Therics was acquired on April 8, 1999), relate entirely to payments received for R&D support, including revenues of $7.3 million in 2000, $7.8 million in 1999 and $5.7 million in 1998. Operating losses

(excluding unusual items) from technology operating companies increased by $5 million in 2000 due to increased spending for R&D efforts at both Molecumetics and Therics. R&D support revenues from collaboration arrangements decreased at Molecumetics in 2000 ($6.9 million in 2000 compared to $7.6 million in 1999). This decrease was slightly offset by higher revenue at Therics (up $242,000).

           Operating losses at Molecumetics decreased to $3.4 million in 1999 from $3.5 million in 1998. R&D support revenues from collaboration agreements at Molecumetics were $7.6 million in 1999, up from $5.7 million in 1998. See pages 3-6 for more information on Molecumetics and Therics.

           Changes in Technology segment identifiable assets over the last three years are summarized below:

---------------------------------------------------------------------------------------
                                                                   (In Millions)
                                                            2000       1999      1998
---------------------------------------------------------------------------------------

Technology segment identifiable assets,
    beginning of year                                    $ 159.6     $ 66.3    $ 37.2
--------------------------------------------------------------------------------------
Molecumetics:
    Capital expenditures, primarily expansion of its
      research lab in Bellevue, Washington                   2.1        1.4       3.6
    Depreciation                                            (1.7)      (1.5)     (1.3)
Therics:
    Assets acquired (see Note 2 on page 48)                    -       13.6         -
    Write-off of in-process R&D (unusual item, see
      pages 5-6)                                               -       (3.5)        -
    Capital expenditures                                     1.7         .8         -
    Depreciation                                             (.9)       (.5)        -
    Amortization of intangibles                              (.9)       (.7)        -
Tredegar Investments (see Note 7 on page 53)
    New investments                                         93.1       81.7      35.4
    Proceeds from the sale of investments, including
      broker receivables at end of period                 (170.3)      (3.9)     (5.5)
    Realized gains                                         154.9        3.1       4.6
    Realized losses, write-offs and write-downs            (19.0)      (7.7)     (2.3)
    Transfer of carrying value of Therics out of
      portfolio (acquired by Tredegar)                         -       (3.4)        -
    Increase (decrease) in unrealized gain on
      available-for-sale securities                         32.8       10.9      (5.7)
Other (primarily increase in deferred income tax
    asset in 1999)                                           (.3)       3.0        .3
--------------------------------------------------------------------------------------
Net increase in Technology segment identifiable
    assets                                                  91.5       93.3      29.1
--------------------------------------------------------------------------------------
Technology segment identifiable assets,
    end of year                                          $ 251.1    $ 159.6    $ 66.3
--------------------------------------------------------------------------------------

           Tredegar Investments is our investment subsidiary. A schedule of investments is provided in Note 7 on page 53. Information on how we account for and value our investments is provided in Note 1 on page 42.

           The appreciation (depreciation) in net asset value related to investment performance for the last three years is summarized below:

--------------------------------------------------------------------------------
                                                                (In Millions)
                                                            2000    1999   1998
--------------------------------------------------------------------------------
Net realized gains, losses, writedowns and related
    operating expenses for investments
    reflected in consolidated statements
    of income (net of tax)                               $  83.8  $ (4.5)  $ .4
Change in unrealized appreciation of investments
    (net of tax)                                            89.2    41.4   (1.4)
--------------------------------------------------------------------------------
Appreciation (depreciation) in net asset value
    related to investment performance                    $ 173.0  $ 36.9 $ (1.0)
--------------------------------------------------------------------------------

           The appreciation was driven by a combination of events including acquisitions, initial public offerings and private investment asset write-ups. The following companies held directly in the portfolio, or held indirectly through our interests in other venture capital funds, accounted for the appreciation in net asset value in 2000:

------------------------------------------------------------------------------------------------------------
                                                                                               (In Millions)
Investment                             Reason for Change                                           2000
------------------------------------------------------------------------------------------------------------
Public companies:
    Openwave Systems, Inc.             Acquisition of Software.com, a direct holding*                $ 36.4
    Lucent Technologies, Inc.          Acquisition of Chromatis Networks, a direct holding*            14.1
    Superconductor Tech., Inc.         Change in stock price*                                          10.1
    Illumina, Inc.                     Initial public offering, a direct holding                        9.9
    Copper Mountain Networks           Acquisition of OnPrem Networks, Inc., a direct holding*          8.4
    Adolor Corporation                 Initial public offering, a direct holding                        6.2
    Nortel Networks Corporation        Acquisition of EPiCON, a direct holding*                         4.9
    Rosetta Inpharmatics, Inc.         Initial public offering, a direct holding                        4.7
    Cisco Systems, Inc.                Change in stock price*                                           3.7
    Sonus Networks                     Initial public offering, an indirect holding                     3.2
    Cosine Communications              Initial public offering, an indirect holding                     2.3
    Eclipse Surgical Technologies      Change in stock price                                           (2.1)
    Digital Island, Inc.               Change in stock price*                                          (3.1)
Private companies:
    eWireless, inc.                    New round of financing at higher valuation                      28.8
    NovaLux, Inc.                      New round of financing at higher valuation                      24.2
    Venture capital funds              Various                                                         16.3
    IRSI                               New round of financing at higher valuation                       7.1
    BroadRiver Communications          New round of financing at higher valuation                       2.7
    GreaterGood.com                    Lower valuation                                                 (2.4)
    Cooking.com                        Lower valuation                                                 (3.5)
Other public and private companies     Various                                                          2.9
------------------------------------------------------------------------------------------------------------
Appreciation in net asset value before operating expenses                                             174.8
After-tax operating and other expenses                                                                 (1.8)
------------------------------------------------------------------------------------------------------------
Appreciation in net asset value related to investment performance                                   $ 173.0
------------------------------------------------------------------------------------------------------------
*   Significant portion of position liquidated in 2000.


           The cost basis, carrying value and net asset value of our investment portfolio is reconciled below:

-----------------------------------------------------------------------------------------
                                                                    (In Millions)
                                                                     December 31
                                                           -------------------------------
                                                               2000       1999      1998
------------------------------------------------------------------------------------------
Cost basis of investments                                     $ 213.1    $ 135.5   $ 60.6
Writedowns taken on securities held (charged to
    earnings)                                                   (26.6)      (7.8)    (2.7)
Unrealized appreciation on public securities held
    by Tredegar (reflected directly in equity net of
    deferred income taxes)                                       45.8       13.0      2.1
------------------------------------------------------------------------------------------
Carrying value of investments reflected in the
    balance sheet                                               232.3      140.7     60.0
Unrealized appreciation in private securities held by
    Tredegar and in its indirect interest in all securities
    held by venture capital funds                               171.3       64.7     10.8
------------------------------------------------------------------------------------------
Estimated fair value of investments                             403.6      205.4     70.8
Estimated income taxes on assumed disposal at
    fair value                                                  (68.6)     (25.2)    (3.7)
------------------------------------------------------------------------------------------
Estimated net asset value of investments                      $ 335.0    $ 180.2   $ 67.1
------------------------------------------------------------------------------------------

           Changes in net asset value are summarized below:

------------------------------------------------------------------------------------------
                                                                    (In Millions)
                                                               2000       1999      1998
------------------------------------------------------------------------------------------
Net asset value at beginning of period                        $ 180.2     $ 67.1   $ 35.4
------------------------------------------------------------------------------------------
After-tax appreciation (depreciation) in net asset
    value related to investment performance (net of
    operating expenses)                                         173.0       36.9     (1.0)
After-tax operating expenses funded by Tredegar                   4.2        1.6      1.0
New investments                                                  93.1       81.7     35.4
Transfer of the net asset value of Therics out of
    portfolio (acquired by Tredegar)                                -       (4.3)       -
Reduction in net asset value due to the sale of
    investments                                                (115.5)      (2.8)    (3.7)
------------------------------------------------------------------------------------------
Increase (decrease) in net asset value                          154.8      113.1     31.7
------------------------------------------------------------------------------------------
Net asset value at end of the period                          $ 335.0    $ 180.2   $ 67.1
------------------------------------------------------------------------------------------

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

           See discussion of quantitative and qualitative disclosures about market risk on page 26 of Management's Discussion and Analysis.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See the index on page 36 for references to the report of independent accountants, management's report on the financial statements, the consolidated financial statements and selected quarterly financial data.

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

           The information included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference.

           Set forth below are the names, ages and titles of our executive officers:

Name                   Age  Title

John D. Gottwald       46   President and Chief Executive Officer

Douglas R. Monk        55   Executive Vice President and Chief Operating Officer

Norman A. Scher        63   Executive Vice President and Chief Financial Officer

Edward A. Cunningham   43   Vice President Corporate Communications and Investor
                            Relations

D. Andrew Edwards      42   Vice President, Finance and Treasurer

Larry J. Scott         50   Vice President, Audit

Nancy M. Taylor        40   Vice President, Law and Corporate Secretary

William J. Wetmore     47   Vice President, The William L. Bonnell Company, Inc.

           Except as described below, each of these officers has served in such capacity since July 10, 1989. Each will hold office until his successor is elected or until his earlier removal or resignation.

Douglas R. Monk. Mr. Monk was elected Executive Vice President and Chief Operating Officer on November 18, 1998, and is responsible for our manufacturing operations. Mr. Monk has served as a Vice President since August 29, 1994, and served as President of The William L. Bonnell Company, Inc. and Capitol Products Corporation from February 23, 1993 to December 1, 1998.

Edward A. Cunningham. Mr. Cunningham was elected Vice President, Corporate Communications and Investor Relations on May 24, 2000. Mr. Cunningham served as Director of Corporate Communications and Investor Relations from March 1, 1994 until May 24, 2000. From July 10, 1989, until March 1, 1994, he served as Manager of Corporate Communications.

D. Andrew Edwards. Mr. Edwards was elected Vice President, Finance and Treasurer on November 18, 1998. Mr. Edwards has served as Treasurer since May 22, 1997. From October 19, 1992 until July 10, 2000, Mr. Edwards served as Controller.

Larry J. Scott. Mr. Scott was elected Vice President, Audit on May 24, 2000. Mr. Scott served as Director of Internal Audit since February 25, 1994.

Nancy M. Taylor. Ms. Taylor was elected Vice President, Law on November 18, 1998. Ms. Taylor has served as Secretary since February 25, 1994. From May 22, 1997 until July 25, 2000, she served as General Counsel. From February 25, 1994 until May 22, 1997, Ms. Taylor served as Corporate Counsel. She served as Assistant General Counsel from September 1, 1991 until February 25, 1994.

William J. Wetmore. Mr. Wetmore was elected Vice President on May 24, 2000. He has also served as President of The William L. Bonnell Company, Inc. and Capitol Products Corporation since December 1, 1998. Mr. Wetmore served as Director of Operations for our Aluminum Extrusions Division since October 1, 1996. He was the plant manager of The William L. Bonnell Company, Inc.'s plant in Carthage, Tennessee prior to that time.

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

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

           REPORTS ON FORM 8-K

           (a)    List of documents filed as a part of the report:

                  (1)      Financial statements:

                              Tredegar Corporation
              Index to Financial Statements and Supplementary Data

                                                                         Page

-----------------------------------------------------------------------------
Report of Independent Accountants                                         37
 -----------------------------------------------------------------------------
Management's Report on the Financial Statements                           37
-----------------------------------------------------------------------------
Financial Statements (Audited):
-----------------------------------------------------------------------------
        Consolidated Statements of Income for the Years Ended             38
                December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------
        Consolidated Balance Sheets as of December 31, 2000               39
                and 1999
-----------------------------------------------------------------------------
        Consolidated Statements of Cash Flows for the Years Ended         40
                December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------
        Consolidated Statements of Shareholder's Equity for the Years     41
                Ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------
        Notes to Financial Statements                                   42-67
-----------------------------------------------------------------------------
Selected Quarterly Financial Data (Unaudited)                             68
-----------------------------------------------------------------------------

                  (2)      Financial statement schedules:

                           None

                  (3)      Exhibits:

                           See Exhibit Index on page 71.

           (b)    Reports on Form 8-K

                  We did not file or amend any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

INDEPENDENT ACCOUNTANTS' AND MANAGEMENT'S REPORTS
--------------------------------------------------------------------------------
         REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Tredegar Corporation:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Tredegar Corporation and Subsidiaries ("Tredegar") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Richmond, Virginia

January 18, 2001

         MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Tredegar's management has prepared the financial statements and related notes appearing on pages 38-67 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

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

CONSOLIDATED  STATEMENTS  OF  INCOME
-------------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries

 Years Ended December 31                           2000        1999       1998
-------------------------------------------------------------------------------
 (In thousands, except per-share amounts)

Revenues:
    Gross sales                                $886,379   $ 835,632  $ 710,742
    Freight                                     (17,125)    (15,221)   (10,946)
-------------------------------------------------------------------------------
    Net sales                                   869,254     820,411    699,796
    Other income (expense), net                 138,204      (4,362)     4,015
--------------------------------------------------------------------------------
      Total                                   1,007,458     816,049    703,811
-------------------------------------------------------------------------------

 Costs and expenses:

    Cost of goods sold                          706,817     648,254    553,184
    Selling, general and administrative          52,937      47,357     39,493
    Research and development                     27,593      22,313     14,502
    Amortization of intangibles                   5,025       3,430        205
    Interest                                     17,319       9,088      1,318
    Unusual items                                23,220       4,065       (101)
-------------------------------------------------------------------------------
      Total                                     832,911     734,507    608,601
-------------------------------------------------------------------------------
 Income from continuing operations
     before income taxes                        174,547      81,542     95,210
 Income taxes                                    63,171      28,894     31,054
-------------------------------------------------------------------------------
 Income from continuing operations              111,376      52,648     64,156
 Income from discontinued operations                  -           -      4,713
-------------------------------------------------------------------------------
 Net income                                    $111,376    $ 52,648   $ 68,869
-------------------------------------------------------------------------------
 Earnings per share:
    Basic:

      Continuing operations                      $ 2.94      $ 1.42     $ 1.77
      Discontinued operations                         -           -        .13
-------------------------------------------------------------------------------
      Net income                                 $ 2.94      $ 1.42     $ 1.90
-------------------------------------------------------------------------------
    Diluted:
      Continuing operations                      $ 2.86      $ 1.36     $ 1.66
      Discontinued operations                         -           -        .12
-------------------------------------------------------------------------------
      Net income                                 $ 2.86      $ 1.36     $ 1.78
-------------------------------------------------------------------------------

 See accompanying notes to financial statements.

 CONSOLIDATED  BALANCE  SHEETS
-------------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries


 December 31                                                   2000       1999
-------------------------------------------------------------------------------
 (In thousands, except share amounts)

Assets
 Current assets:

    Cash and cash equivalents                              $ 44,530   $ 25,752
    Receivable from securities brokers                          292          -
    Accounts and notes receivable                            96,652    121,820
    Income taxes recoverable                                  3,857          -
    Inventories                                              46,825     53,129
    Deferred income taxes                                    13,788     11,230
    Prepaid expenses and other                                2,818      2,657
-------------------------------------------------------------------------------
      Total current assets                                  208,762    214,588
-------------------------------------------------------------------------------
 Property, plant and equipment, at cost:

    Land and land improvements                               12,125     12,328
    Buildings                                                62,631     62,466
    Machinery and equipment                                 443,418    392,771
-------------------------------------------------------------------------------
      Total property, plant and equipment                   518,174    467,565
    Less accumulated depreciation                           244,667    224,158
-------------------------------------------------------------------------------
    Net property, plant and equipment                       273,507    243,407
 Venture capital investments                                232,259    140,698
 Other assets and deferred charges                           49,661     41,250
 Goodwill and other intangibles                             139,579    152,544
-------------------------------------------------------------------------------
      Total assets                                         $903,768  $ 792,487
-------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
 Current liabilities:
    Accounts payable                                       $ 51,818   $ 61,476
    Accrued expenses                                         36,593     45,030
    Income taxes payable                                          -      1,736
-------------------------------------------------------------------------------
      Total current liabilities                              88,411    108,242
 Long-term debt                                             268,102    270,000
 Deferred income taxes                                       40,650     33,205
 Other noncurrent liabilities                                 8,877      8,812
-------------------------------------------------------------------------------
      Total liabilities                                     406,040    420,259
-------------------------------------------------------------------------------
 Commitments and contingencies (Notes 7, 12 and 17) Shareholders' equity:

    Common stock (no par value):
      Authorized 150,000,000 shares;
      Issued and outstanding - 38,084,407 shares
        in 2000 and 37,661,140 in 1999                      106,587    103,327
    Common stock held in trust for savings restoration
      plan (53,871 shares in 2000 and 1999)                  (1,212)    (1,212)
    Accumulated other comprehensive income (loss):
      Unrealized gain on available-for-sale securities       29,331      8,330
      Foreign currency translation adjustment                (5,732)    (1,672)
    Retained earnings                                       368,754    263,455
-------------------------------------------------------------------------------
      Total shareholders' equity                            497,728    372,228
-------------------------------------------------------------------------------
      Total liabilities and shareholders' equity           $903,768  $ 792,487
-------------------------------------------------------------------------------

 See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries

Years Ended December 31                                             2000         1999       1998
-------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
  Net income from continuing operations                        $ 111,376     $ 52,648    $64,156
   Adjustments for noncash items:
     Depreciation                                                 31,959       28,263     22,260
     Amortization of intangibles                                   5,025        3,430        205
     Write-off of intangibles                                      9,950        3,725          -
     Deferred income taxes                                        (4,673)       1,456        431
     Accrued pension income and postretirement benefits           (6,648)      (2,904)    (3,931)
     Loss (gain) on sale of venture capital investments         (135,969)       4,622     (2,267)
     Loss (gain) on equipment writedowns and divestitures         13,080          458       (101)
     Allowance for doubtful accounts                               5,630        1,854        660
     Net cash used by discontinued operating activities                -            -     (1,910)
   Changes in assets and liabilities, net of
     effects from acquisitions and divestitures:
     Accounts and notes receivable                                17,994      (15,147)    (4,931)
     Inventories                                                   4,176       (2,120)    (4,035)
     Income taxes recoverable and other prepaid expenses          (3,691)       1,059      1,263
     Accounts payable and accrued expenses                       (23,990)      15,547        665
   Other, net                                                     (2,642)        (871)    (1,691)
-------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                    21,577       92,020     70,774
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:

   Capital expenditures                                          (79,830)     (45,221)   (34,070)
   Acquisitions (net of cash acquired of $2,393 in
     2000 and $1,097 in 1998; excludes debt assumed
     of $3,234 in 2000 and equity issued of $11,219
     in 1998)                                                     (3,082)    (215,227)   (60,883)
   Venture capital investments                                   (93,058)     (81,747)   (35,399)
   Proceeds from the sale of venture capital investments         169,988        3,936      5,462
   Proceeds from property disposals and divestitures               9,497        1,424        747
   Other, net                                                      1,635       (1,326)       (74)
-------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities           5,150     (338,161)  (124,217)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Dividends paid                                                 (6,077)      (5,950)    (5,404)
   Net increase (decrease) in borrowings                          (5,132)     245,000     (5,000)
   Repurchases of Tredegar common stock                             (629)           -    (36,774)
   Tredegar common stock purchased by trust for
     savings restoration plan                                          -            -       (192)
   Proceeds from exercise of stock options (including
     related income tax benefits realized)                         3,889        7,434      6,157
-------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities          (7,949)     246,484    (41,213)
-------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  18,778          343    (94,656)
Cash and cash equivalents at beginning of period                  25,752       25,409    120,065
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 44,530     $ 25,752    $25,409
-------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Interest payments (net of amount capitalized)                $ 20,648      $ 5,554    $ 1,333
   Income tax payments, net                                     $ 72,181     $ 24,367    $34,464
-------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

 CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
------------------------------------------------------------------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries                                                                Accumulated
                                                                                                  Other Comprehensive
                                                                                                     Income (Loss)
                                                                                                -----------------------
                                                                                                  Unrealized
                                                                                      Trust for     Gain on    Foreign       Total
                                                                                        Savings  Available-   Currency       Share-
                                                        Common Stock        Retained   Restora-    for-Sale     Trans-      holders'
                                                      Shares     Amount     Earnings  tion Plan  Securities     lation       Equity
------------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except share and per-share data)

------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1997                        37,113,735  $ 115,291    $ 153,292   $ (1,020)    $ 5,020      $ (37)   $ 272,546
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                             -          -       68,869          -           -          -       68,869
    Other comprehensive loss:
      Available-for-sale securities adjustment,
        net of reclassification adjustment
        (net of tax benefit of $2,049)                     -          -            -          -      (3,644)         -       (3,644)
      Foreign currency translation adjustment
        (net of tax benefit of $1,336)                     -          -            -          -           -     (2,482)      (2,482)
                                                                                                                          ----------
    Comprehensive income                                                                                                     62,743
 Cash dividends declared ($.15 per share)                  -          -       (5,404)         -           -          -       (5,404)
 Shares issued for acquisition                       380,172     11,219            -          -           -          -       11,219
 Repurchases of Tredegar common stock             (1,667,054)   (36,774)           -          -           -          -      (36,774)
 Issued upon exercise of stock options
    (including related income tax benefits
    of $2,521)                                       833,898      6,157            -          -           -          -        6,157
 Tredegar common stock purchased by
    trust for savings restoration plan                     -          -            -       (192)          -          -         (192)
------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1998                        36,660,751     95,893      216,757     (1,212)      1,376     (2,519)     310,295
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                             -          -       52,648          -           -          -       52,648
    Other comprehensive income:
      Available-for-sale securities adjustment,
        net of reclassification adjustment
        (net of tax of $3,911)                             -          -            -          -       6,954          -        6,954
      Foreign currency translation adjustment
        (net of tax of $466)                               -          -            -          -           -        847          847
                                                                                                                          ----------
    Comprehensive income                                                                                                     60,449
 Cash dividends declared ($.16 per share)                  -          -       (5,950)         -           -          -       (5,950)
 Issued upon exercise of stock options
    (including related income tax benefits
    of $3,007)                                     1,000,389      7,434            -          -           -          -        7,434
------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 1999                        37,661,140    103,327      263,455     (1,212)      8,330     (1,672)     372,228
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income:
    Net income                                             -          -      111,376          -           -          -      111,376
    Other comprehensive income (loss):
      Available-for-sale securities adjustment,
        net of reclassification adjustment
        (net of tax of $11,813)                            -          -            -          -      21,001          -       21,001
      Foreign currency translation adjustment
        (net of tax benefit of $2,186)                     -          -            -          -           -     (4,060)      (4,060)
                                                                                                                          ----------
    Comprehensive income                                                                                                    128,317
 Cash dividends declared ($.16 per share)                  -          -       (6,077)         -           -          -       (6,077)
 Repurchases of Tredegar common stock                (35,000)      (629)                                                       (629)
 Issued upon exercise of stock options
    (including related income tax benefits
    of $633)                                         458,267      3,889            -          -           -          -        3,889
------------------------------------------------------------------------------------------------------------------------------------
 Balance December 31, 2000                        38,084,407  $ 106,587    $ 368,754   $ (1,212)   $ 29,331   $ (5,732)   $ 497,728
------------------------------------------------------------------------------------------------------------------------------------

 See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Tredegar Corporation and Subsidiaries
(In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization and Nature of Operations. Tredegar Corporation and subsidiaries ("Tredegar") is engaged in the manufacture of plastic films and aluminum extrusions. We also have two operating subsidiaries focused on healthcare-related technologies and an investment subsidiary. For more information on our products, principal markets and customers, see the "Description of Business" on pages 1-7 and the segment tables on pages 13-17. During the years 1998 through 2000, we made several acquisitions (see Note 2).

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

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

Revenue Recognition. Revenue from the sale of products is recognized when delivery of product to the customer has occurred, the price of the product is fixed and determinable, and collectibility is reasonably assured. Amounts billed to customers related to freight have been classified as gross sales in the accompanying consolidated statements of income. The cost of freight has been classified as a separate line in the accompanying consolidated statements of income.

           Contract research revenue from collaboration agreements with our technology operating companies (Molecumetics and Therics) is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, contract research support payments received in advance are recorded as deferred revenue and recognized as revenue only after the services to which they relate have been performed. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total research and development labor plan, as appropriate. A contract is considered substantially complete when the remaining costs and potential risks associated with that contract are insignificant in amount. There is little or no profit generated from contract research support programs. At December 31, 2000, no contractually defined milestones had been achieved and there were no licensed products. Accordingly, no milestone-driven revenue or royalties have been recognized.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with maturities of three months or less when purchased. At December 31, 2000 and 1999, Tredegar had approximately $40,000 and $25,000, respectively, invested in securities with maturities of two months or less.

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

Aluminum Forward Sales, Purchase and Futures Contracts. In the normal course of business, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum. Gains and losses on these contracts are designated and effective as hedges of aluminum price and margin exposure on forward sales contracts and, accordingly, are recorded as adjustments to the cost of inventory (see Note 6).

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

         Property, plant and equipment includes capitalized interest of $2,744 in 2000, $1,550 in 1999 and $915 in 1998.

         Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 40 years for buildings and land improvements and generally 2 to 20 years for machinery and equipment.

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

         We write-down or write-off an investment and recognize a loss when events indicate the investment is permanently impaired. For private securities and ownership interests in private venture capital funds, permanent impairment is deemed to exist whenever the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, permanent impairment is deemed to exist if analyst reports or other information on the company indicates that recovery of value above cost basis is unlikely within several quarters.

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

         We estimate the fair value of securities of private companies using purchase cost, prices of recent significant private placements of securities of the same issuer, changes in financial condition and prospects of the issuer, and estimates of liquidation value. The fair value of ownership interests in private venture capital funds is based on our estimate of our distributable share of fund net assets using, among other information:

- The general partners' estimate of the fair value of nonmarketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation);
- Closing bid prices of publicly traded securities held by the funds, subject to estimated restricted stock discounts; and
-    Fund formulas for allocating profits, losses and distributions.

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

         Gains and losses recognized are included in "Other income (expense), net" in the consolidated statements of income on page 38 and "Venture capital investments" in the operating profit table on page 50. Beginning April 1, 1998, we began classifying the stand-alone operating expenses (primarily employee compensation and benefits and leased office space and equipment) for our venture capital investment activities with gains and losses in "Venture capital investments" in the operating profit table. Prior to that time they were classified in the "Other" category of the technology segment. These expenses, which continue to be reported in selling, general and administrative expenses in the consolidated statements of income, totaled $5,096 in 2000, $2,457 in 1999, $2,073 in 1998 and $1,651 for the nine months ended December 31, 1998.

Goodwill and Other Intangibles. The components of goodwill and other intangibles at December 31, 2000 and 1999, and related amortization periods are as follows:

---------------------------------------------------------------------------------------------------------------------
December 31                                                            2000         1999      Amortization Periods
---------------------------------------------------------------------------------------------------------------------
Goodwill at acquisition date related to:
    The acquisition of the assets of the plastic films business
      of Exxon Chemical Company (May 17, 1999)                         $115,243    $ 115,243  30 years
    Acquisitions prior to November 1, 1970, and
      relating to Aluminum Extrusions                                    19,484       19,484  Not amortized
    The acquisition of Exal Aluminum Inc. (June 11, 1998)                13,074       13,074  40 years
    The acquisition of the assets of Therics, Inc.
      (April 8, 1999)                                                     4,908        4,908  10 years
    The acquisiton of the stock of ADMA and Promea
      (October 13, 2000)                                                  3,537            -  30 years
Other Therics intangibles at acquisition date:
      In-process R&D                                                      3,458        3,458  Immediate write-off
      Tradename                                                           2,236        2,236  10 years
      Workforce                                                             881          881  5 years
Other (primarily patent rights and licenses acquired)                       603          603  No more than 17 yrs.
---------------------------------------------------------------------------------------------------------------------
Total at cost                                                           163,424      159,887
Accumulated amortization                                                 (8,910)      (3,885)
Accumulated write-off of goodwill and in-process R&D acquired           (13,408)      (3,458)
Accumulated impact of foreign currency translation and other             (1,527)           -
---------------------------------------------------------------------------------------------------------------------
    Net                                                                $139,579    $ 152,544
---------------------------------------------------------------------------------------------------------------------

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

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 15). We accrue U.S. federal income taxes on unremitted earnings of our foreign subsidiaries.

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

         The financial statements of foreign subsidiaries where the U.S. Dollar is the functional currency, and which have certain transactions in a local currency, are remeasured as if the functional currency were the U.S. Dollar. The remeasurement of local currencies into U.S. Dollars creates translation adjustments which are included in income. Transaction and remeasurement gains or losses included in income were not material in 2000, 1999 and 1998.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

-------------------------------------------------------------------------------------------
                                                          2000          1999          1998
-------------------------------------------------------------------------------------------
 Weighted average shares outstanding used
     to compute basic earnings per share            37,884,656    36,991,974    36,286,476
 Incremental shares issuable upon the
     assumed exercise of stock options               1,023,160     1,747,504     2,383,147
-------------------------------------------------------------------------------------------
 Shares used to compute diluted
     earnings per share                             38,907,816    38,739,478    38,669,623
-------------------------------------------------------------------------------------------

         Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Stock Options. Stock options, stock appreciation rights ("SARs") and restricted stock grants are accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations whereby:

- No compensation cost is recognized for fixed stock option or restricted stock grants unless the quoted market price of the stock at the measurement date (ordinarily the date of grant or award) is in excess of the amount the employee is required to pay; and
- Compensation cost for SARs is recognized and adjusted up through the date of exercise or forfeiture based on the estimated number of SARs expected to be exercised multiplied by the difference between the market price of our stock and the amount the employee is required to pay.

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

         The   available-for-sale   securities   adjustment   included   in  the
consolidated statement of shareholders' equity is comprised of the following components:

-------------------------------------------------------------------------------------------
                                                          2000          1999          1998
-------------------------------------------------------------------------------------------
 Available-for-sale securities adjustment:
     Unrealized net holding gains (losses)
       arising during the period                     $ 185,584      $ 12,295      $ (3,426)
     Income taxes                                      (66,810)       (4,426)        1,233
     Reclassification adjustment for net
       losses (gains) realized in income              (152,770)       (1,429)       (2,267)
     Income taxes                                       54,997           514           816
-------------------------------------------------------------------------------------------
 Available-for-sale securities adjustment             $ 21,001       $ 6,954      $ (3,644)
-------------------------------------------------------------------------------------------

2        ACQUISITIONS
--------------------------------------------------------------------------------

         On October 13, 2000, Tredegar acquired the stock of ADMA s.r.l. ("ADMA") and Promea Engineering s.r.l. ("Promea") for cash consideration of $3,082 (including transaction costs and debt assumed of $3,234 and net of cash acquired of $2,393). ADMA manufactures films used primarily in personal hygiene markets while Promea manufactures equipment to produce hygienic films and laminates. Both companies are headquartered in Chieti, Italy, and share a manufacturing site in Roccamontepiano, Italy.

         On May 17, 1999, Tredegar acquired the assets of Exxon Chemical Company's plastic films business ("Exxon Films") for cash consideration of approximately $205,007 (including transaction costs). The acquisition was funded with borrowings under our revolving credit facility, and has since been refinanced by a term loan (see Note 9). The asset-purchase structure, unlike a stock-purchase transaction, allows Tredegar to deduct for tax purposes over time the full value of depreciable fixed assets and intangibles (goodwill).

         In addition to the above mentioned acquisitions, Tredegar acquired:

-    The assets of Therics, Inc. ("Therics") on April 8, 1999;
-    The stock of  Canadian-based  Exal Aluminum Inc. ("Exal") on June 11, 1998;
     and
- Two Canadian-based aluminum extrusion and fabrication plants from Reynolds Metals Company ("Reynolds") on February 6, 1998.

         The assets of Therics were acquired for cash consideration of $13,600 (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar paid approximately $10,220 to effectively acquire the remaining 81% ownership interest. Tredegar recognized a nonrecurring charge of $3,458 (classified in unusual items in the consolidated statements of income) in the second quarter of 1999 related to the write-off of acquired in-process R&D (see more information on pages 5-6).

         Exal was acquired for $44,106 (including transaction costs), which was comprised of cash consideration of $32,887 ($31,790 net of cash acquired) and 380,172 shares of Class I non-voting preferred shares of Tredegar's Bon L Canada subsidiary (the "Class I Shares").

         The Class I Shares were exchangeable into shares of Tredegar common stock on a one-for-one basis. Each Class I Share was economically equivalent to one share of Tredegar common stock and accordingly accounted for in the same manner. All Class I Shares were exchanged during 2000.

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

         Selected 1999 and 1998 historical and pro forma financial information for Tredegar is as follows (assumes the acquisitions occurred at the beginning of 1998):

------------------------------------------------------------------------------------------------
                         Selected Historical and Pro Forma Financial Information
------------------------------------------------------------------------------------------------
                                                      Historical         Pro Forma (Unaudited)
                                             ------------------------- -------------------------
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
------------------------------------------------------------------------------------------------

         These acquisitions were accounted for using the purchase method. No goodwill arose from the acquisitions of the former Reynolds plants since the estimated fair value of the identifiable net assets acquired equaled the purchase price. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) and identifiable intangibles arising from the acquisitions of ADMA, Promea, Exxon Films, Therics and Exal are summarized in Note 1. The operating results for the acquired business have been included in the consolidated statements of income since the dates acquired.

3        BUSINESS SEGMENTS
--------------------------------------------------------------------------------

         Information by business segment and geographic area for the last three years is provided in the tables below. There are no accounting transactions between segments and no allocations to segments. Film Products' primary customer for permeable, breathable and elastomeric films and nonwoven film laminates is The Procter & Gamble Company ("P&G"). Net sales to P&G totaled $242,359 in 2000, $250,020 in 1999 and $233,493 in 1998. These amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G.

----------------------------------------------------------------------------------------------------------
                                             Net Sales                            Operating Profit
                                   2000         1999         1998         2000          1999         1998
----------------------------------------------------------------------------------------------------------
Film Products:
    Ongoing operations        $ 380,202    $ 342,300    $ 286,965     $ 47,112      $ 59,554     $ 53,786
    Unusual items (a)                 -            -            -      (22,163)       (1,170)           -
----------------------------------------------------------------------------------------------------------
                                380,202      342,300      286,965       24,949        58,384       53,786
----------------------------------------------------------------------------------------------------------
Fiberlux:
    Ongoing operations            1,856        9,092       11,629         (264)           57        1,433
    Unusual items (a)                 -            -            -          762             -            -
----------------------------------------------------------------------------------------------------------
                                  1,856        9,092       11,629          498            57        1,433
----------------------------------------------------------------------------------------------------------
Aluminum Extrusions:
    Ongoing operations          479,889      461,241      395,455       52,953        56,501       47,091
    Unusual items (a)                 -            -            -       (1,628)            -         (664)
----------------------------------------------------------------------------------------------------------
                                479,889      461,241      395,455       51,325        56,501       46,427
----------------------------------------------------------------------------------------------------------
Technology:
    Molecumetics                  6,904        7,617        5,718       (5,589)       (3,421)      (3,504)
    Therics                         403          161            -       (8,024)       (5,235)           -
    Venture capital investments       -            -            -      130,879        (7,079)         615
    Other                             -            -           29            -             -         (428)
    Unusual items (a)                 -            -            -         (191)       (3,607)         765
----------------------------------------------------------------------------------------------------------
                                  7,307        7,778        5,747      117,075       (19,342)      (2,552)
----------------------------------------------------------------------------------------------------------
Total (b)                     $ 869,254    $ 820,411    $ 699,796      193,847        95,600       99,094
                          ----------------------------------------
Interest income                                                          2,578         1,419        2,279
Interest expense                                                        17,319         9,088        1,318
Corporate expenses, net (a)                                              4,559         6,389        4,845
----------------------------------------                          ----------------------------------------
Income from continuing operations
    before income taxes                                                174,547        81,542       95,210
Income taxes (a)                                                        63,171        28,894       31,054
----------------------------------------                          ----------------------------------------
Income from continuing operations                                      111,376        52,648       64,156
Income from discontinued Energy
    segment operations (a)                                                   -             -        4,713
----------------------------------------                          ----------------------------------------
Net income                                                           $ 111,376      $ 52,648     $ 68,869
----------------------------------------                          ----------------------------------------


(a) See Note 16 for more information on unusual items, and Note 18 for more information on divested and discontinued operations.

(b) The  difference  between   consolidated  gross  sales  as  reported  in  the
    consolidated statements of income on page 41 and segment net sales reported above is freight of $17,125 in 2000, $15,221 in 1999 and $10,946 in 1998.

------------------------------------------------------------------
                                  Identifiable Assets
December 31                        2000         1999         1998
------------------------------------------------------------------
Film Products                 $ 367,526    $ 360,517    $ 132,241
Fiberlux                              -        7,859        7,811
Aluminum Extrusions             210,434      216,258      201,518
Technology:
    Molecumetics                  4,757        4,749        5,196
    Therics                       9,609        9,905            -
    Investments and other       236,698      145,028       61,098
------------------------------------------------------------------
    Subtotal                    829,024      744,316      407,864
General corporate                30,214       22,419       23,905
Cash and cash equivalents        44,530       25,752       25,409
------------------------------------------------------------------
    Total                     $ 903,768    $ 792,487    $ 457,178
------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
                                  Depreciation and Amortization             Capital Expenditures
                                   2000         1999         1998         2000          1999         1998
----------------------------------------------------------------------------------------------------------
Film Products                  $ 23,122     $ 18,751     $ 11,993     $ 53,161      $ 25,296     $ 18,456
Fiberlux                            151          498          544          425           812        1,477
Aluminum Extrusions               9,862        9,484        8,393       21,911        16,388       10,407
Technology:
    Molecumetics                  1,734        1,490        1,260        2,133         1,362        3,561
    Therics                       1,782        1,195            -        1,730           757            -
    Investments and other            18           22           21           86             -           54
----------------------------------------------------------------------------------------------------------
    Subtotal                     36,669       31,440       22,211       79,446        44,615       33,955
General corporate                   315          253          254          384           606          115
----------------------------------------------------------------------------------------------------------
    Total                      $ 36,984     $ 31,693     $ 22,465     $ 79,830      $ 45,221     $ 34,070
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------
                              Net Sales by Geographic Area
                                   2000       1999         1998
----------------------------------------------------------------
United States                 $ 558,387  $ 528,243     $460,330
Exports from the United
     States to:

     Canada                      26,802     25,365       23,393
     Latin America               26,224     23,453       19,764
     Europe                       9,685      8,815        4,116
     Asia                        31,437     30,156       30,548
Foreign operations:
     Canada                     153,713    152,379      104,189
     Europe                      35,579     29,588       31,150
     Latin America               21,713     18,054       24,785
     Asia                         5,714      4,358        1,521
----------------------------------------------------------------
     Total (b)                $ 869,254  $ 820,411     $699,796
----------------------------------------------------------------

------------------------------------------------------------------
                                  Identifiable Assets by
                                      Geographic Area
December 31                        2000         1999         1998
------------------------------------------------------------------
United States                 $ 673,687    $ 605,659    $ 282,332
Canada                           89,663       96,786       92,829
Europe                           36,337       22,349       12,781
Latin America                    18,308       14,421       15,084
Asia                             11,029        5,101        4,838
General corporate                30,214       22,419       23,905
Cash and cash equivalents        44,530       25,752       25,409
------------------------------------------------------------------
    Total                     $ 903,768    $ 792,487    $ 457,178
------------------------------------------------------------------

4        ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------------------------------------------------

         Accounts and notes receivable consist of the following:

-------------------------------------------------------------------------
 December 31                                           2000         1999
-------------------------------------------------------------------------
Trade, less allowance for doubtful
     accounts and sales returns of $6,375
     in 2000 and $4,046 in 1999                    $ 94,561    $ 118,643
 Other                                                2,091        3,177
-------------------------------------------------------------------------
     Total                                         $ 96,652    $ 121,820
-------------------------------------------------------------------------


5        INVENTORIES
--------------------------------------------------------------------------------

         Inventories consist of the following:

-------------------------------------------------------------------------
 December 31                                           2000         1999
-------------------------------------------------------------------------
 Finished goods                                     $ 7,997      $ 9,928
 Work-in-process                                      4,314        4,322
 Raw materials                                       23,889       29,174
 Stores, supplies and other                          10,625        9,705
-------------------------------------------------------------------------
     Total                                         $ 46,825     $ 53,129
-------------------------------------------------------------------------

         Inventories stated on the LIFO basis amounted to $18,400 at December 31, 2000 and $28,826 at December 31, 1999, which are below replacement costs by approximately $13,719 at December 31, 2000 and $14,857 at December 31, 1999.

6        ALUMINUM FORWARD SALES, PURCHASE AND FUTURES CONTRACTS
--------------------------------------------------------------------------------

         In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to the company's forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to the company's futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers.

         The off-balance sheet asset or liability at December 31, 2000 and 1999, relating to the forward purchase commitments and futures contracts (which was substantially offset by an unrealized loss or gain on the related fixed-price forward sales contracts), consists of the following:

------------------------------------------------------------------------------
December 31                                             2000         1999
------------------------------------------------------------------------------
Millions of pounds of aluminum under forward
    purchase commitments and futures contracts              46.7         34.6
Weighted average market price of aluminum
    (cents per pound):
    At date of contracts                                    71.0         72.3
    At end of year                                          74.5         78.7
Off-balance sheet asset on forward purchase
    commitments and futures contracts (in thousands)     $ 1,635      $ 2,214
------------------------------------------------------------------------------


7        INVESTMENTS
--------------------------------------------------------------------------------

         A summary of our investment activities is provided below:

---------------------------------------------------------------------------------------------
                                                                 2000        1999       1998
---------------------------------------------------------------------------------------------
Carrying value of venture capital investments,
    beginning of period                                     $ 140,698    $ 60,024   $ 33,513
Venture capital investment activity for period
    (pre-tax amounts):
    New investments                                            93,058      81,747     35,399
    Proceeds from the sale of investments, including
      broker receivables at end of period                    (170,280)     (3,936)    (5,462)
    Realized gains                                            154,928       3,112      4,582
    Realized losses, write-offs and write-downs               (18,959)     (7,734)    (2,315)
    Transfer of carrying value of Therics out of
      portfolio (acquired by Tredegar)                              -      (3,380)         -
    Increase (decrease) in net unrealized gain on
      available-for-sale securities                            32,814      10,865     (5,693)
---------------------------------------------------------------------------------------------
Carrying value of venture capital investments,
    end of period                                           $ 232,259   $ 140,698   $ 60,024
---------------------------------------------------------------------------------------------

           Our remaining unfunded commitments to private venture capital funds totaled approximately $50,860 at December 31, 2000, which we expect to fund over the next two years. We have entered into a three-year agreement whereby Perennial Ventures will manage our existing portfolio of direct investments. The agreement calls for management fee payments of $6 million in 2001, $5 million in 2002 and $4 million in 2003.

         A schedule of investments is provided on the next two pages.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at December 31, 2000 and 1999
(In Thousands, Except Per-Share Amounts)

                                                  Yrs.                                                            Web Site
              Investment               Symbol   Held (a)                        Description                       (www.)
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
  Illumina, Inc. (e)                    ILMN         2.1 Fiber optic sensor technology for drug screening         illumina.com
  Rosetta Inpharmatics, Inc. (e)        RSTA         3.6 Gene function/drug screening on a chip                   rii.com
  Adolor Corporation (e)                ADLR         2.1 Develops pain-management therapeutic drugs               adolor.com
  SignalSoft Corporation (e)            SGSF         2.8 Wireless caller location detection software              signalsoftcorp.com
  Vascular Solutions (e)                VASC         3.0 Vascular access site closure system                      vascularsolutions.
  Openwave Systems, Inc. (f)            OPWV         1.1 Infrastructure applications for the Internet             openwave.com
  Eprise Corporation (e)                EPRS         3.0 Web site maintenance & development tool                  eprise.com
  Cisco Systems, Inc. (f)               CSCO         1.5 Worldwide leader in networking for the Internet          cisco.com
  Nortel Networks Corporation (f)       NT           2.8 Networking solutions and services                        nortelnetworks.com
  Superconductor Tech., Inc.            SCON         1.5 Manufactures filters for wireless networks               suptech.com
  Eclipse Surgical Technologies         ESTI         6.6 Coronary revascularization                               eclipsesurg.com
  Caliper Technologies Corp.            CALP         2.9 Lab on a chip                                            calipertech.com
  Copper Mountain Networks              CMTN          .4 Digital subscriber line communication products           coppermountain.com
  Akamai Technologies, Inc.             AKAM         1.1 Global delivery service of Internet content              eclipsesurg.com
------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
  CryoGen                                            5.3 Micro-cryogenic catheters for medical applications       cryogen-inc.com
  Sensitech Inc.                                     3.8 Perishable product mgmt. solutions                       sensitech.com
  Bell Geospace                                      3.5 Presentation of 3D data to the oil & gas industry        bellgeo.com
  Songbird Medical, Inc.                             3.4 Disposable hearing aids
  RedCreek Communications                            3.4 Internet and intranet security                           redcreek.com
  Appliant, Inc.                                     3.2 Software tools for managing executable software          appliant.com
  Ellipsys Technologies, Inc.                        3.2 Telephone system error detection                         ellipsystech.com
  HemoSense                                          3.1 Point of care blood coagulation time test device         hemosense.com
  Moai Technologies, Inc.                            3.0 System for holding auctions on the Internet              moai.com
  Babycare, Ltd.                                     2.9 Direct retailing of baby care products in China
  NovaLux, Inc.                                      2.6 Blue-green light lasers                                  novalux.com
  IRSI                                               2.6 Optical inspection systems                               irsinc.com
  Xcyte Therapies, Inc.                              2.4 Develops drugs to treat cancer & other disorders         xcytetherapies.com
  Advanced Diagnostics, Inc.                         2.1 3-D medical imaging equipment
  Praxon, Inc.                                       2.0 Integrated business communications equipment             praxon.com
  AdiCom Wireless, Inc.                              2.0 Wireless local loop technology                           adicomwireless.com
  EndoVasix, Inc.                                    1.9 Device for treatment of ischemic strokes                 endovasix.com
  eWireless, inc.                                    1.9 Technology linking cell phone users & advertising        ewireless.com
  Cooking.com, Inc.                                  1.8 Sales of cooking-related items over the Internet         cooking.com
  MediaFlex.com                                      1.7 Internet-based printing & publishing                     mediaflex.com
  eBabyCare Ltd.                                     1.6 Sales of babycare products over the Internet in China
  Kodiak Technologies, Inc.                          1.5 Cooling products for organ & pharma transport            kodiaktech.com
  Artemis Medical, Inc.                              1.5 Medical devices for breast cancer surgery
  CEPTYR, Inc.                                       1.4 Develops small molecule drugs                            ceptyr.com
  GreaterGood.com                                    1.4 Internet marketing targeted at donors to charities       greatergood.com
  Etera Corporation                                  1.3 Sales of branded perennial plants over the Internet      etera.com
  ThinkFree.com                                      1.2 Java-based software complementary to Microsoft Office    thinkfree.com
  BroadRiver Communications                          1.1 Local DSL provider                                       purepacket.com
  Quarry Technologies, Inc.                          1.1 Technology for delivery of differentiated service levels quarrytech.com
  Norborn Medical, Inc.                              1.0 Device for treatment of cardiovascular disease
  FastTrack Systems, Inc.                             .9 Clinical trial data management information systems
  Riveon, Inc.                                        .9 Web-based data mining software for business managers
  MedManage Systems Inc.                              .7 Management of prescription drug sampling programs
  Linx Communications, Inc.                           .5 Unified communications and messaging systems
  Infinicon, Inc.                                     .5 Manufacturer of infiniband input/output products
  Cbyon, Inc.                                         .5 Provider of software image data to assist surgeons
  Extreme Devices                                     .3 Manufacturer of integrated, solid-state electron source
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 55.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation                            Public Common Stock or
Schedule of Investments at December 31, 2000    Equivalents at 12/31/00               12/31/00 (g)                  12/31/99 (g)
and 1999                                     -----------------------------  -----------------------------  -------------------------
(In Thousands, Except Per-Share Amounts)                        Estimated
                                                                Restricted  Estimated                      Estimated
                                             Shares    Closing  Stock Dis-     Fair    Carrying     Cost     Fair    Carrying   Cost
                            Investment        Held      Price     count(c)   Value(b)  Value(b)    Basis    Value(b) Value(b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
  Illumina, Inc. (e)                           1,665      $ 16.06       20%  $ 21,395  $ 21,395   $ 3,925  $ 6,853   $ 3,925 $ 3,925
  Rosetta Inpharmatics, Inc. (e)               1,062        16.00       20%    13,599    13,599     4,745    4,558     3,000   3,000
  Adolor Corporation (e)                         698        22.00       20%    12,291    12,291     3,000    2,613     2,000   2,000
  SignalSoft Corporation (e)                     925         9.81       20%     7,261     7,261     3,006    5,624     2,996   2,996
  Vascular Solutions (e)                         857         7.38       20%     5,060     5,060     2,450    4,409     2,450   2,450
  Openwave Systems, Inc. (f)                      70        47.94       20%     2,689     2,689       348    2,000     2,000   2,000
  Eprise Corporation (e)                       1,480         1.81        2%     2,633     2,633     2,382    7,309     2,900   2,900
  Cisco Systems, Inc. (f)                         13        38.25       20%       405       405       200    6,276     6,276   2,000
  Nortel Networks Corporation (f)                 24        32.06       20%       617       617       117    2,945       750     750
  Superconductor Tech., Inc.                     191         3.62       13%       603       603       552    4,613     3,000   3,000
  Eclipse Surgical Technologies                  453         0.84       n/a       381       381     2,464    3,342     3,342   2,464
  Caliper Technologies Corp.                                    - -     20%         -         -         -    8,386     8,386   1,000
  Copper Mountain Networks                                      - -     20%         -         -         -    1,460     1,460   1,460
  Akamai Technologies, Inc.                        -            -       20%         -         -         -      536       536      57
------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held                                    66,934    66,934    23,189   60,924    43,021  30,002
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
  CryoGen                                                                       4,265     3,054     3,054    3,759     2,553   2,553
  Sensitech Inc.                                                                3,154     2,333     2,333    2,000     2,000   2,000
  Bell Geospace                                                                     -         -     3,500        -         -   3,500
  Songbird Medical, Inc.                                                        8,013     4,210     4,210    5,922     3,960   3,960
  RedCreek Communications                                                         706       549     2,256    2,071     2,071   2,256
  Appliant, Inc.                                                                6,352     3,899     3,899    5,036     2,599   2,599
  Ellipsys Technologies, Inc.                                                       -         -     2,275    1,987     1,987   2,737
  HemoSense                                                                     2,733     2,485     2,485    1,735     1,485   1,485
  Moai Technologies, Inc.                                                       6,263     2,021     2,021    7,389     2,021   2,021
  Babycare, Ltd.                                                                    -         -     1,009    1,009     1,009   1,009
  NovaLux, Inc.                                                                50,801    10,149    10,149    5,193     3,183   3,183
  IRSI                                                                         14,993     3,825     4,700    2,848     2,825   3,700
  Xcyte Therapies, Inc.                                                         5,598     3,795     3,795    3,000     3,000   3,000
  Advanced Diagnostics, Inc.                                                    1,321     1,371     1,371      705       705     705
  Praxon, Inc.                                                                      -         -     2,309    2,661     2,309   2,309
  AdiCom Wireless, Inc.                                                         2,648     2,648     4,062    3,000     3,000   3,000
  EndoVasix, Inc.                                                               4,270     4,000     4,000    2,500     2,500   2,500
  eWireless, inc.                                                              47,728     2,250     2,250    2,250     2,250   2,250
  Cooking.com, Inc.                                                             1,500     1,500     4,500    7,021     4,500   4,500
  MediaFlex.com                                                                 4,085     3,500     3,500    1,500     1,500   1,500
  eBabyCare Ltd.                                                                    -         -       314      120       120     120
  Kodiak Technologies, Inc.                                                     1,694     1,694     1,694    1,194     1,194   1,194
  Artemis Medical, Inc.                                                         3,201     2,467     2,467      800       800     800
  CEPTYR, Inc.                                                                  1,750     1,750     1,750    1,750     1,750   1,750
  GreaterGood.com                                                                   -         -     3,781    3,200     3,200   3,200
  Etera Corporation                                                             5,269     5,000     5,000    3,000     3,000   3,000
  ThinkFree.com                                                                 3,696     1,491     1,491    1,001     1,001   1,001
  BroadRiver Communications                                                     9,136     4,779     4,779    1,797     1,797   1,797
  Quarry Technologies, Inc.                                                     3,425     3,425     3,425    3,000     3,000   3,000
  Norborn Medical, Inc.                                                             -         -       188      188       188     188
  FastTrack Systems, Inc.                                                       7,962     5,134     5,134        -         -       -
  Riveon, Inc.                                                                  1,700     1,700     1,700        -         -       -
  MedManage Systems Inc.                                                        4,000     4,000     4,000        -         -       -
  Linx Communications, Inc.                                                     3,000     3,000     3,000        -         -       -
  Infinicon, Inc.                                                               3,485     3,485     3,485        -         -       -
  Cbyon, Inc.                                                                   3,500     3,500     3,500        -         -       -
  Extreme Devices                                                               5,000     5,000     5,000        -         -       -
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal securities of private companies held                               221,248    98,014   118,386   77,636    61,507  66,817
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 55.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at December 31, 2000 and 1999                                12/31/00(g)                   12/31/99 (g)
(In Thousands, Except Per-Share Amounts)                                   ---------------------------------------------------------
                                                                           Estimated                    Estimated
                                           Yrs.                  Web Site    Fair      Carrying   Cost      Fair    Carrying   Cost
     Investment            Held (a)      Description             (www.)     Value(b)   Value (b)  Basis  Value (b)  Value (b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held (from page 54)                     66,934    66,934   23,189   60,924    43,021   30,002
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal securities of private companies held (from page 54)                221,248    98,014  118,386   77,636    61,507   66,817
  Locus Discovery           .1 Computational chemogenomics technology           3,000     3,000    3,000        -         -        -
  eTunnels                  .0 VPNs across all ISPs and companies               3,000     3,000    3,000        -         -        -
  Elixir                    .0 Evaluation technology for anti-aging compounds     250       250      250        -         -        -
------------------------------------------------------------------------------------------------------------------------------------
  Total securities of private companies held                                  227,498   104,264  124,636   77,636    61,507   66,817
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital                      109,099    61,061   65,271   66,803    36,170   38,650
funds (period held of .1 - 7.5 years) (d)
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                             403,531 $ 232,259 $213,096  205,363 $ 140,698 $135,469
                                                                                     -------------------          ------------------
Estimated taxes on assumed disposal at fair value                              68,557                      25,162
-------------------------------------------------------------------------------------                   ----------
Estimated net asset value ("NAV")                                           $ 334,974                   $ 180,201
-------------------------------------------------------------------------------------                   ----------

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

(d) At December 31, 2000, Tredegar had ownership interests in 27 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

  Indirect Investment         Symbol    Description
  -----------------------------------------------------------------------------------------------------------------
  Cosine Communications       COSN      Communications platforms for network service providers (cosinecom.com)
  Universal Access, Inc.      UAXS      Wholesale provider of high bandwidth services (universalaccessinc.com)
  Illumina, Inc.              ILMN      Fiber optic sensor technology for drug screening (illumina.com)
  Adolor Corporation          ADLR      Develops pain-management therapeutic drugs (adolor.com)
  Lucent Technologies, Inc.   LU        Developer and manufacturer of communications systems (lucent.com)
  Paradigm Genetics, Inc.     PDGM      Industrialization of the process of determining gene function (paragen.com)
  Rosetta Inpharmatics, Inc.  RSTA      Gene function/drug screening on a chip (rii.com)
  ASAT Holdings               ASTT      Provider of semiconductor assemply and testing services (asat.com)
  Genomica Corporation        GNOM      Software for accelerating drug discovery and development (genomica.com)
  SignalSoft Corporation      SGSF      Wireless caller location detection software (signalsoftcorp.com)
  ------------------------------------------------------------------------------------------------------------------



                               Indirect                  Average                Indirect
                             Interest in                Restricted    Estimated
                               Common      Closing      Stock Dis-      Fair            Cost
Indirect Investment            Shares       Price         count         Value          Basis
---------------------------------------------------------------------------------------------
Cosine Communications           403        $ 13.88             20%      $ 4,476        $ 562
Universal Access, Inc.          605           8.00             20%        3,872          521
Illumina, Inc.                  196          16.06             20%        2,512          333
Adolor Corporation              82           22.00             20%        1,451          411
Lucent Technologies, Inc.       70           13.50             n/a          939           62
Paradigm Genetics, Inc.         92           10.00              0%          924          163
Rosetta Inpharmatics, Inc.      57           16.00             20%          733          256
ASAT Holdings                   173           5.00             20%          691          448
Genomica Corporation            102           6.75             20%          550          296
SignalSoft Corporation          49            9.81             20%          386          163
---------------------------------------------------------------------------------------------

(e) The company was privately held at 12/31/99 and has subsequently gone public.
(f) Public company stock received from the acquisition of a private company in the portfolio.
(g) Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

8        ACCRUED EXPENSES
--------------------------------------------------------------------------------

         Accrued expenses consist of the following:

-------------------------------------------------------------------------
 December 31                                           2000         1999
-------------------------------------------------------------------------
 Payrolls, related taxes and medical and
     other benefits                                $ 14,698     $ 15,547
 Workmen's compensation and disabilities              4,790        5,480
 Vacation                                             4,550        7,353
 Contract research revenues received
     in advance                                         497          501
 Environmental, plant shutdowns
     and divestitures                                   391          205
 Other                                               11,667       15,944
-------------------------------------------------------------------------
     Total                                         $ 36,593     $ 45,030
-------------------------------------------------------------------------

9        DEBT AND CREDIT AGREEMENTS
--------------------------------------------------------------------------------

         On October 20, 1999, Tredegar borrowed $250,000 under a term loan agreement dated October 13, 1999. A portion of the term loan proceeds ($230,000) was used to repay all of the outstanding borrowings at that time under our revolving credit facility. The balance ($20,000) was invested in cash equivalents and is being used to fund capital expenditures and venture capital commitments. The revolving credit facility permits borrowings of up to $275,000 (no amounts borrowed at December 31, 2000 and 1999) and matures on July 9, 2002, with an annual extension of one year permitted subject to the approval of participating banks. Tredegar also has a note payable with a remaining balance of $15,000. Total debt due and outstanding at December 31, 2000, is summarized below:

-------------------------------------------------------------
            Debt Due and Outstanding at 12/31/00
-------------------------------------------------------------
                                                    Total
    Year        Note       Term                     Debt
    Due       Payable      Loan        Other         Due
-------------------------------------------------------------
    2001        $ 5,000         $ -        $ 857     $ 5,857
    2002          5,000           -          902       5,902
    2003          5,000      50,000          765      55,765
    2004              -      75,000          461      75,461
    2005              -     125,000          117     125,117
-------------------------------------------------------------
   Total       $ 15,000   $ 250,000      $ 3,102   $ 268,102
-------------------------------------------------------------

         The term loan and revolving credit agreements provide for interest to be charged at a base rate (generally the London Interbank Offered Rate
("LIBOR")) plus a spread that is dependent on our quarterly debt-to-total capitalization ratio. The fully-borrowed spread over LIBOR charged at the various debt-to-total capitalization levels are as follows:

-------------------------------------------------------------
        Fully-Borrowed Spread Over LIBOR
     Under Credit Agreements (Basis Points)
-------------------------------------------------------------
Debt-to-Total                                       Term
Capitalization Ratio     Revolver                   Loan
-------------------------------------------------------------
> 55% and <= 60%               50.0                    100.0
> 50% and <= 55%               50.0                     87.5
> 40% and <= 50%               37.5                     75.0
> 35% and <= 40%               37.5                     62.5
> 30% and <= 35%               30.0                     62.5
<= 30%                         30.0                     50.0
-------------------------------------------------------------

         Interest is payable on the note semi-annually at 7.2% per year. The $5,000 principal payment due on the note in June 2001 has been classified as long-term in accordance with our ability to refinance such obligation on a long-term basis. At December 31, 2000, the prepayment value of the note was $15,305.

         Our loan agreements contain restrictions, among others, on the minimum shareholders' equity required and the maximum debt-to-total capitalization ratio permitted (60%). At December 31, 2000, shareholders' equity was in excess of the minimum required by $290,296, and $275,000 was available to borrow under the 60% debt-to-total capitalization ratio restriction.

10       SHAREHOLDER RIGHTS AGREEMENT
--------------------------------------------------------------------------------

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

         The Rights will expire on June 30, 2009.

11       STOCK OPTION PLANS
--------------------------------------------------------------------------------

         We have two stock option plans under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. One of those option plans is a directors' stock plan. In addition, we have two other stock option plans under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest one to two years from the date of grant. The outstanding options granted to directors vest over three years. The option plans also permit the grant of restricted stock. The current option plans do not provide for SARs and no SARs have been granted since 1992. The SARs that remain outstanding were granted in tandem with stock options and the share appreciation that can be realized upon their exercise is limited to the fair market value on the date of grant. As such, it is more likely that related stock options will be exercised rather than SARs when the price of our common stock is in excess of $7.42 per share (our closing price on December 31, 2000 was $17.44).

         Had compensation cost for our stock-based compensation plans been determined in 2000, 1999 and 1998 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------------
                                              2000         1999        1998
----------------------------------------------------------------------------
 Income from continuing operations:

     As reported                         $ 111,376     $ 52,648    $ 64,156
     Pro forma                             106,268       49,199      62,696
 Diluted earnings per share
     from continuing operations:
     As reported                              2.86         1.36        1.66
     Pro forma                                2.73         1.27        1.62
----------------------------------------------------------------------------

         The fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used in this model for valuing stock options granted during 2000, 1999 and 1998 are provided below:

--------------------------------------------------------------------------------
                                                          2000     1999     1998
--------------------------------------------------------------------------------
Dividend yield                                             .8%      .7%      .6%
Volatility percentage                                    40.0%    40.0%    28.0%
Weighted average risk-free interest rate                  6.7%     4.8%     5.5%
Holding period (years):
    Officers                                               7.0      7.0      n/a
    Management                                             5.0      5.0      5.0
    Other employees (and directors in 1998)                3.0      3.0      3.6
Weighted average market price at date of grant
    Officers and management
      (management only in 1998)                         $19.92   $23.36   $29.94
    Other employees (and directors in 1998)              19.75    23.53    29.82
Weighted average exercise price for options
    granted where exercise price exceeds market price
    Officers                                             21.24    37.89      n/a
    Management                                           20.70    34.90      n/a
--------------------------------------------------------------------------------

         Stock options granted during 2000, 1999 and 1998, and their estimated fair value at the date of grant, are provided below:

---------------------------------------------------------------------------------------
                                                         2000        1999         1998
---------------------------------------------------------------------------------------
Stock options granted (number of shares):
    Where exercise price equals market price:
      Officers                                         98,200         n/a          n/a
      Management                                      272,310      33,200       59,985
      Other employees (and directors in 1998)         105,500      92,400       28,590
    Where exercise price exceeds market price:

      Officers                                         98,200     416,000          n/a
      Management                                       80,100     444,700          n/a
---------------------------------------------------------------------------------------
     Total                                            654,310     986,300       88,575
---------------------------------------------------------------------------------------
Estimated weighted average fair value of
    options per share at date of grant:
    Where exercise price equals market price:
      Officers                                         $ 9.89         n/a          n/a
      Management                                         8.55     $ 10.25      $ 10.06
      Other employees (and directors in 1998)            6.47        7.33         8.16
    Where exercise price exceeds market price:
      Officers                                           9.11        7.79          n/a
      Management                                         7.50        6.58          n/a
---------------------------------------------------------------------------------------
Total estimated fair value of stock
    options granted                                   $ 5,477     $ 7,186        $ 837
---------------------------------------------------------------------------------------

         A summary of our stock options outstanding at December 31, 2000, 1999 and 1998, and changes during those years, is presented below:

-----------------------------------------------------------------------------------------------------------
                                                            Exercise Price Per Share
                                                          --------------------------------------
                                       Number of Shares                                   Wgted.    Aggre-
                                     Options         SARs            Range                 Ave.      gate
-----------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/97           3,778,095    1,090,035     2.70     to       21.00      6.48     24,500
 Granted in 1998                      88,575            -    28.61     to       29.94     29.82      2,641
 Lapsed in 1998                            -            -        -     to           -         -          -
 Options exercised in 1998          (833,898)    (494,550)    2.70     to       21.00      4.36     (3,636)
-----------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/98           3,032,772      595,485     2.70     to       29.94      7.75     23,505
 Granted in 1999                     986,300            -    23.31     to       46.63     34.75     34,274
 Lapsed in 1999                      (33,960)           -     3.37     to       46.63     28.06       (953)
 Options exercised in 1999        (1,000,389)    (430,650)    2.70     to       18.37      4.43     (4,427)
-----------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/99           2,984,723      164,835   $ 2.70     to     $ 46.63    $17.56   $ 52,399
 Granted in 2000                     654,310            -    17.88     to       25.44     20.70     13,544
 Lapsed in 2000                     (208,300)           -    19.75     to       46.63     32.97     (6,868)
 Options exercised in 2000          (479,243)     (47,000)    2.70     to       21.00      7.72     (3,700)
-----------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/00           2,951,490      117,835   $ 2.70     to     $ 46.63    $18.76   $ 55,375
-----------------------------------------------------------------------------------------------------------


         The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2000:

--------------------------------------------------------------------------------------
                              Options Outstanding at          Options Exercisable at
                                 December 31, 2000              December 31, 2000
                         -------------------------------------------------------------
                                         Weighted Average
                                        ------------------
                                        Remaining                             Wgted.
                                        Contract-   Exer-                      Ave.
     Range of                           ual Life     cise                     Exercise
  Exercise Prices             Shares     (Years)    Price          Shares      Price
--------------------------------------------------------------------------------------

$ 2.70  to    $ 3.73         123,835        1.2    $ 2.78          123,835    $2.78
  3.37  to      5.34         419,200        3.2      4.13          419,200     4.13
  3.87  to      4.17         241,550        4.2      4.16          241,550     4.16
  7.38  to      9.67         250,970        5.1      8.52          250,970     8.52
 16.55  to     19.75         740,000        6.2     18.39          325,550    16.66
 20.44  to     25.65         495,360        5.7     23.17           99,200    21.00
 28.61  to     34.97         384,575        5.6     31.54            5,400    28.61
 40.80  to     46.63         296,000        5.0     43.72                -        -
--------------------------------------------------------------------------------------
$ 2.70  to   $ 46.63       2,951,490        5.0   $ 18.76        1,465,705    $8.79
--------------------------------------------------------------------------------------

         Stock options exercisable totaled 1,941,348 shares at December 31, 1999 and 2,944,197 shares at December 31, 1998. Stock options available for grant totaled 1,193,375 shares at December 31, 2000, 1,800,825 shares at December 31, 1999 and 1,338,825 shares at December 31, 1998.

12       RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS
--------------------------------------------------------------------------------

         Rental  expense was $4,457 in 2000,  $4,408 in 1999 and $3,517 in 1998.
Rental commitments under all noncancelable operating leases as of December 31, 2000, are as follows:

        -----------------------------------------
         Year                             Amount
        -----------------------------------------
         2001                            $ 3,063
         2002                              2,358
         2003                              1,439
         2004                              1,047
         2005                                614
         Remainder                           668
        -----------------------------------------
           Total                         $ 9,189
        -----------------------------------------

         Contractual obligations for plant construction and purchases of real property and equipment amounted to $10,665 at December 31, 2000 and $13,975 at December 31, 1999.

13       RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------

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

         Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

------------------------------------------------------------------------------------------------------
                                                                                   Other Post-
                                                      Pension Benefits          Retirement Benefits
                                          ------------------------------------------------------------
                                                 2000       1999      1998     2000     1999     1998
------------------------------------------------------------------------------------------------------
 Weighted-average assumptions:
     Discount rate, end of year                 7.50%      7.50%     6.75%    7.50%    7.50%    6.75%
     Rate of compensation increases,
       end of year                              5.00%      5.00%     5.00%    5.00%    5.00%    5.00%
     Expected long-term return on
       plan assets, during the year             9.00%      9.00%     9.00%      n/a      n/a      n/a
 Rate of increase in per-capita cost
     of covered health care benefits:
     Indemnity plans, end of year                 n/a        n/a       n/a    8.00%    8.00%    9.00%
     Managed care plans, end of year              n/a        n/a       n/a    6.60%    6.60%    7.40%
 Components of net periodic benefit income
     (cost):
     Service cost                            $ (4,152)   $(4,462)  $(2,725)  $ (149)  $ (169)  $ (137)
     Interest cost                            (10,521)    (9,868)   (8,960)    (567)    (544)    (494)
     Employee contributions                       263        225         -        -        -        -
     Other                                        (90)      (118)        -       93        -        -
     Expected return on plan assets            19,832     17,513    15,684        -        -        -
     Amortization of:
       Net transition asset                       221        898       899        -        -        -
       Prior service costs and gains
       or losses                                1,643       (642)     (393)      75       71       57
------------------------------------------------------------------------------------------------------
     Net periodic benefit income (cost)       $ 7,196     $3,546    $4,505   $ (548)  $ (642)  $ (574)
------------------------------------------------------------------------------------------------------

         The following tables reconcile the changes in benefit obligations and plan assets in 2000 and 1999, and reconcile the funded status to prepaid or accrued cost at December 31, 2000 and 1999:

--------------------------------------------------------------------------------------------------------------
                                                                                             Other Post-
                                                                 Pension Benefits         Retirement Benefits
                                                              ----------------------     ---------------------
                                                                   2000        1999         2000       1999
--------------------------------------------------------------------------------------------------------------
 Change in benefit obligation:
     Benefit obligation, beginning of year                    $ 142,593   $ 142,296      $ 7,769    $ 7,642
     Acquisitions                                                     -       6,216            -          -
     Service cost                                                 3,889       4,462          149        169
     Interest cost                                               10,521       9,868          567        544
     Plan amendments                                                129         621          (93)       (37)
     Effect of discount rate change                                   -     (13,993)           -       (712)
     Employee contributions                                         263        (293)           -          -
     Other                                                          204         566          342        612
     Benefits paid                                               (7,682)     (7,150)        (615)      (449)
--------------------------------------------------------------------------------------------------------------
     Benefit obligation, end of year                          $ 149,917   $ 142,593      $ 8,119    $ 7,769
--------------------------------------------------------------------------------------------------------------
 Change in plan assets:
     Plan assets at fair value,
       beginning of year                                      $ 274,176   $ 221,818          $ -        $ -
     Acquisition                                                      -           -            -          -
     Actual return on plan assets                                  (988)     58,617            -          -
     Employee contributions                                         263         225            -          -
     Employer contributions                                         628         784          614        449
     Other                                                          (90)       (118)           -          -
     Benefits paid                                               (7,682)     (7,150)        (614)      (449)
--------------------------------------------------------------------------------------------------------------
     Plan assets at fair value, end of year                   $ 266,307   $ 274,176          $ -        $ -
--------------------------------------------------------------------------------------------------------------
 Reconciliation of prepaid (accrued) cost:
     Funded status of the plans                               $ 116,390   $ 131,583     $ (8,119)  $ (7,769)
     Unrecognized net transition
       (asset) obligation                                           (58)       (280)           -          -
     Unrecognized prior service cost                              2,317       3,235            -          -
     Unrecognized net (gain) loss                               (73,896)    (97,436)        (899)    (1,364)
--------------------------------------------------------------------------------------------------------------
     Prepaid (accrued) cost, end of year                       $ 44,753    $ 37,102     $ (9,018)  $ (9,133)
--------------------------------------------------------------------------------------------------------------

         Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

         The rates for the per-capita cost of covered health care benefits were assumed to decrease gradually to 6% for the indemnity plan and 5% for the managed care plan in 2002, and remain at that level thereafter. At December 31, 2000, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

         Prepaid pension cost of $44,753 at December 31, 2000, and $37,102 at December 31, 1999, is included in "Other assets and deferred charges" in the consolidated balance sheets. Accrued postretirement benefit cost of $9,018 at December 31, 2000, and $9,133 at December 31, 1999, is included in "Other noncurrent liabilities" in the consolidated balance sheets.

         We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $1,172 at December 31, 2000, and $2,044 at December 31, 1999. Pension expense recognized was $448 in 2000, $478 in 1999 and $152 in 1998. This information has been included in the preceding pension benefit tables.

14       SAVINGS PLAN
--------------------------------------------------------------------------------

         We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee's contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,738 in 2000, $2,514 in 1999 and $2,255 in 1998. Our liability under the restoration plan was $1,276 at December 31, 2000 (consisting of 73,177 phantom shares of our common stock) and $1,670 at December 31, 1999 (consisting of 80,720 phantom shares of our common stock) valued at the closing market price on that date.

         The Tredegar Corporation Benefits Plan Trust (the "Trust") purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. There were no shares purchased in 2000 or 1999. The cost of the shares held by the Trust is shown as a reduction to shareholders' equity in the consolidated balance sheets.

15       INCOME TAXES
--------------------------------------------------------------------------------

         Income from continuing operations before income taxes and income taxes are as follows:

----------------------------------------------------------------------------
                                              2000        1999         1998
----------------------------------------------------------------------------
 Income from continuing operations
     before income taxes:
     Domestic                             $159,558    $ 68,865     $ 83,882
     Foreign                                14,989      12,677       11,328
----------------------------------------------------------------------------
       Total                              $174,547    $ 81,542     $ 95,210
----------------------------------------------------------------------------
 Current income taxes:
     Federal                              $ 58,944    $ 19,612     $ 23,824
     State                                   3,694       1,694        1,803
     Foreign                                 5,206       6,132        4,996
----------------------------------------------------------------------------
       Total                                67,844      27,438       30,623
----------------------------------------------------------------------------
 Deferred income taxes:
     Federal                                (6,900)        944          692
     State                                    (310)        497          147
     Foreign                                 2,537          15         (408)
----------------------------------------------------------------------------
       Total                                (4,673)      1,456          431
----------------------------------------------------------------------------
       Total income taxes                 $ 63,171    $ 28,894     $ 31,054
----------------------------------------------------------------------------

         The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

-----------------------------------------------------------------------------------------
                                                      Percent of Income
                                                     Before Income Taxes
                                                 ----------------------------------------
                                                           2000        1999         1998
-----------------------------------------------------------------------------------------
 Income tax expense at federal statutory rate              35.0        35.0         35.0
 State taxes, net of federal income tax benefit             1.3         1.8          1.3
 Excess of income tax basis over financial
     reporting basis for APPX Software
     (see Note 16)                                            -           -         (2.4)
 Foreign Sales Corporation                                  (.6)       (1.1)        (1.1)
 Research and development tax credit                        (.4)        (.7)         (.3)
 Tax-exempt interest income                                   -           -          (.2)
 Goodwill amortization                                       .1          .1           .1
 Other items, net                                            .8          .3           .2
-----------------------------------------------------------------------------------------
     Effective income tax rate                             36.2        35.4         32.6
-----------------------------------------------------------------------------------------

         Deferred  income  taxes  result  from  temporary   differences  between
financial and income tax reporting of various items. The source of these differences and the tax effects for continuing operations are as follows:

-----------------------------------------------------------------------------
                                               2000        1999         1998
-----------------------------------------------------------------------------
 Depreciation                               $ 4,290     $ 2,583         $ 72
 Employee benefits                            3,864       2,195        1,617
 Asset write-offs, divestitures and
     environmental accruals                  (9,062)        119          497
 Write-downs of venture capital
     investments                             (6,385)     (1,731)        (478)
 Allowance for doubtful accounts
     and sales returns                       (1,036)       (247)        (130)
 Tax benefit on NOL carryforwards of
     certain foreign subsidiaries               915        (246)        (755)
 Other items, net                             2,741      (1,217)        (392)
-----------------------------------------------------------------------------
     Total                                 $ (4,673)    $ 1,456        $ 431
-----------------------------------------------------------------------------


         Deferred tax liabilities and deferred tax assets at December 31, 2000 and 1999, are as follows:

------------------------------------------------------------------------------------------
December 31                                                             2000         1999
------------------------------------------------------------------------------------------
 Deferred tax liabilities:
     Depreciation                                                   $ 24,421     $ 20,131
     Pensions                                                         16,694       13,893
     Unrealized gain on available-for-sale securities                 16,499        4,686
     Other                                                             3,816          918
------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                 61,430       39,628
------------------------------------------------------------------------------------------
 Deferred tax assets:
     Employee benefits                                                 7,664        8,727
     Write-downs of venture capital investments                        8,594        2,209
     Inventory                                                         1,375        1,317
     Tax benefit on NOL carryforwards of certain
       foreign subsidiaries                                              396        1,311
     Foreign currency translation adjustment                           3,086          900
     Deductible tax goodwill in excess of book goodwill                  858          892
     Allowance for doubtful accounts and sales returns                 1,851          815
     Asset write-offs, divestitures and environmental
       accruals                                                        9,137           75
     Other                                                             1,607        1,407
------------------------------------------------------------------------------------------
       Total deferred tax assets                                      34,568       17,653
------------------------------------------------------------------------------------------
 Net deferred tax liability                                         $ 26,862     $ 21,975
------------------------------------------------------------------------------------------
 Included in the balance sheet:
     Noncurrent deferred tax liabilities in excess of assets        $ 40,650     $ 33,205
     Current deferred tax assets in excess of liabilities             13,788       11,230
------------------------------------------------------------------------------------------
       Net deferred tax liability                                   $ 26,862     $ 21,975
------------------------------------------------------------------------------------------

16       UNUSUAL ITEMS
--------------------------------------------------------------------------------

         In 2000, unusual charges (net) totaling $23,220 ($14,861 after income taxes) included:

- A fourth-quarter charge of $1,628 ($1,042 after taxes) related to restructuring at our aluminum plant in El Campo, Texas, including an impairment loss for equipment of $1,492 and severance of $136;
- A fourth-quarter gain of $237 ($152 after taxes) related to the second-quarter sale of the assets of Fiberlux, Inc.;
- A third-quarter charge of $17,870 ($11,437 after taxes) for the write-off of excess production capacity at our plastic film plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7,920 and write-off of the related goodwill of $9,950;
- A third-quarter reversal of $1,000 ($640 after taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revised estimates;
- A second-quarter gain of $525 ($336 after taxes) for the sale of the assets of Fiberlux, Inc.;
- A first-quarter charge of $5,293 ($3,388 after taxes) for the shutdown of our plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4,143), severance costs ($700), and excess inventory and other items ($450); and
- A first-quarter charge of $191 ($122 after taxes) for costs associated with the evaluation of financing and structural options for the Technology Group.

As noted above, we recorded impairment losses on long-lived assets due to excess production capacity and operating inefficiencies. The losses recognized represent the differences between the carrying value of the assets and related goodwill and the estimated fair values of the assets.

         In 1999, unusual charges (net) totaling $4,065 ($2,602 after income taxes) included:

- A fourth-quarter charge of $149 ($95 after taxes) for costs associated with the evaluation of financing and structural options for the Technology Group;
- A third-quarter gain of $712 ($456 after taxes) on the sale of corporate real estate (included in "Corporate expenses, net" in the operating profit table on page 50);
- A second-quarter charge of $3,458 ($2,213 after taxes) related to the write-off of in-process R&D expenses associated with the Therics acquisition (see page 5 for more information); and
- A second-quarter charge of $1,170 ($749 after taxes) for the write-off of excess packaging film capacity.

         In 1998, unusual income (net) totaling $101 ($2,341 after income tax benefits) included:

- A fourth-quarter charge of $664 ($425 after taxes) related to the shutdown of the powder-coat paint line at the aluminum extrusion facility in Newnan, Georgia; and
- A first-quarter gain of $765 ($2,766 after tax benefits) on the sale of APPX Software on January 16, 1998.

         Income taxes for continuing operations in 1998 include a tax benefit of $2,001 related to the sale of APPX Software, reflecting a tax benefit for the excess of its income tax basis over its financial reporting basis.

17       CONTINGENCIES
--------------------------------------------------------------------------------

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

18       DIVESTED AND DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

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

         We were relieved of any liability under the Act as the result of a 1998 Supreme Court ruling. Accordingly, in 1998 we recognized:

- A third-quarter gain of $5,300 ($3,421 after taxes) for the reversal of the remaining accrued obligation established to cover future payments to the UMWA Combined Benefit Fund (the "UMWA Fund"); and

- A fourth-quarter gain of $2,019 ($1,292 after taxes) for the reimbursement of payments made by us to the UMWA Fund.

         These  gains  were  reported  net  of  income  taxes  in   discontinued
operations consistent with the treatment of Elk Horn when sold.

         During the first quarter of 1998, we sold all of the outstanding capital stock of APPX Software (see Note 16).

SELECTED QUARTERLY FINANCIAL DATA
--------------------------------------------------------------------------------

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

-----------------------------------------------------------------------------------------------------
                                               First       Second       Third      Fourth
                                             Quarter      Quarter     Quarter     Quarter       Year
-----------------------------------------------------------------------------------------------------
 2000
-----------------------------------------------------------------------------------------------------
 Net sales                                  $232,228     $223,503    $215,627    $197,896   $869,254
 Gross profit                                 45,834       44,895      38,457      33,251    162,437
 Net income                                   18,463       26,368      47,038      19,507    111,376
 Earnings per share:
     Basic                                       .49          .70        1.24         .51       2.94
     Diluted                                     .47          .68        1.21         .50       2.86
 Shares used to compute earnings per share:
     Basic                                    37,718       37,911      37,944      37,962     37,885
     Diluted                                  38,970       39,067      38,847      38,781     38,908
-----------------------------------------------------------------------------------------------------
 1999
-----------------------------------------------------------------------------------------------------
 Net sales                                  $179,541     $194,840    $215,911    $230,119   $820,411
 Gross profit                                 39,302       40,854      44,522      47,479    172,157
 Net income                                   15,298       10,190      12,315      14,845     52,648
 Earnings per share:
     Basic                                       .42          .28         .33         .40       1.42
     Diluted                                     .39          .26         .32         .38       1.36
 Shares used to compute earnings per share:
     Basic                                    36,724       36,852      37,098      37,286     36,992
     Diluted                                  38,800       38,798      38,718      38,699     38,739
-----------------------------------------------------------------------------------------------------

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TREDEGAR CORPORATION
                                         (Registrant)

Dated:  February 27, 2001                By         /s/ John D. Gottwald
                                            ---------------------------------
                                                    John D. Gottwald
                                                        President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2001.

           Signature                             Title

/s/  John D. Gottwald                      President and Director
-----------------------------------        (Principal Executive Officer)
     (John D. Gottwald)

/s/  N. A. Scher                           Executive Vice President and Director
-----------------------------------        (Principal Financial Officer)
    (Norman A. Scher)

/s/  Michelle O. Mosier                    Corporate Controller
-----------------------------------        (Principal Accounting Officer)
     (Michelle O. Mosier)

/s/  Austin Brockenbrough, III              Director
-----------------------------------
      (Austin Brockenbrough, III)

/s/  Phyllis Cothran                        Director
-----------------------------------
     (Phyllis Cothran)

/s/  R. W. Goodrum                          Director
-----------------------------------
     (Richard W. Goodrum)

/s/  Floyd D. Gottwald, Jr.                 Director
-----------------------------------
     (Floyd D. Gottwald, Jr.)

/s/  William M. Gottwald                    Director
-----------------------------------
     (William M. Gottwald)

/s/  Richard L. Morrill                     Director
-----------------------------------
     (Richard L. Morrill)

/s/  Emmett J. Rice                         Director
-----------------------------------
     (Emmett J. Rice)

/s/  Thomas G. Slater, Jr.                   Director
-----------------------------------
     (Thomas G. Slater, Jr.)

                                  EXHIBIT INDEX

3.1         Amended and Restated Articles of Incorporation of Tredegar (filed as
            Exhibit 3.1 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference)

3.2 Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference)

3.3 Articles of Amendment (filed as Exhibit 3.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.1 Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2 Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, filed June 16, 1999, as amended, and incorporated herein by reference)

4.3 Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

4.3.1 Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as
            Exhibit 4.2 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

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

*10.8 Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.8.1 Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.8.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.9 Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

10.10 Tredegar Industries, Inc. Amended and Restated Incentive Plan (included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, and incorporated herein by reference)

*10.11 Consulting Agreement made as of April 1, 2000 between Tredegar and Richard W. Goodrum (filed as Exhibit 10 to Tredegar's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

*10.12      Tredegar  Industries,  Inc. Directors'  Stock Plan (filed as Exhibit
            10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

21          Subsidiaries of Tredegar

23.1        Consent of Independent Accountants

* The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.