Form 10-Q
period 2001-03-31
TREDEGAR CORP
filed 2001-05-10
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended March 31, 2001

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the transition period from                       to
                                -------------------       ----------------------

                         Commission file number 1-10258
                                                -------

                              Tredegar Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Virginia                                       54-1497771
-------------------------------            -------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                        23225
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
                                                     --------------

       Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----      -----

       The number of shares of Common Stock, no par value, outstanding as of April 26, 2001: 38,108,477.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tredegar Corporation
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                      March 31,     Dec. 31,
                                                         2001         2000
                                                    ------------- ------------
Assets
Current assets:
     Cash and cash equivalents                          $ 46,072     $ 44,530
     Receivable from securities brokers                    5,552          292
     Accounts and notes receivable                        99,972       96,652
     Income taxes recoverable                              6,057        3,857
     Inventories                                          45,323       46,825
     Deferred income taxes                                13,800       13,788
     Prepaid expenses and other                            2,852        2,818
                                                    ------------- ------------
        Total current assets                             219,628      208,762
                                                    ------------- ------------
Property, plant and equipment, at cost                   525,488      518,174
Less accumulated depreciation and amortization           248,357      244,667
                                                    ------------- ------------
        Net property, plant and equipment                277,131      273,507
                                                    ------------- ------------
Venture capital investments                              199,457      232,259
Other assets and deferred charges                         51,910       49,661
Goodwill and other intangibles                           138,637      139,579
                                                    ------------- ------------
        Total assets                                   $ 886,763     $903,768
                                                    ============= ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                   $ 52,933     $ 51,818
     Accrued expenses                                     35,760       36,593
                                                    ------------- ------------
        Total current liabilities                         88,693       88,411
Long-term debt                                           269,513      268,102
Deferred income taxes                                     34,502       40,650
Other noncurrent liabilities                               9,243        8,877
                                                    ------------- ------------
        Total liabilities                                401,951      406,040
                                                    ------------- ------------
Shareholders' equity:
     Common stock, no par value                          106,677      106,587
     Common stock held in trust for savings
        restoration plan                                  (1,212)      (1,212)
     Unrealized gain on available-for-sale securities     16,420       29,331
     Foreign currency translation adjustment              (5,933)      (5,732)
     Loss on derivative financial instruments               (271)           -
     Retained earnings                                   369,131      368,754
                                                    ------------- ------------
        Total shareholders' equity                       484,812      497,728
                                                    ------------- ------------
        Total liabilities and shareholders' equity     $ 886,763     $903,768
                                                    ============= ============

                    See accompanying notes to financial statements.

                              Tredegar Corporation
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                   First Quarter
                                                  Ended March 31
                                            --------------------------
                                                2001          2000
                                            ------------- ------------
Revenues:
     Gross sales                               $ 195,489     $236,510
     Freight                                       3,687        4,282
                                            ------------- ------------
     Net sales                                   191,802      232,228
     Other income (expense), net                  (5,925)      13,232
                                            ------------- ------------
        Total                                    185,877      245,460
                                            ------------- ------------

Costs and expenses:
     Cost of goods sold                          156,855      186,394
     Selling, general and administrative          11,942       12,602
     Research and development                      7,254        6,290
     Amortization of intangibles                   1,214        1,276
     Interest                                      4,041        4,295
     Unusual items                                 1,600        5,484
                                            ------------- ------------
        Total                                    182,906      216,341
                                            ------------- ------------
Income before income taxes                         2,971       29,119
Income taxes                                       1,070       10,656
                                            ------------- ------------
Net income                                       $ 1,901     $ 18,463
                                            ============= ============

Earnings per share:
     Basic                                         $ .05        $ .49
     Diluted                                         .05          .47

Shares used to compute earnings per share:
     Basic                                        38,069       37,718
     Diluted                                      38,809       38,970

Dividends per share                                $ .04        $ .04

                    See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                    First Quarter
                                                                    Ended March 31
                                                              --------------------------
                                                                  2001          2000
                                                              ------------- ------------
Cash flows from operating activities:
     Net income                                                    $ 1,901     $ 18,463
     Adjustments for noncash items:
        Depreciation                                                 7,849        8,062
        Amortization of intangibles                                  1,214        1,276
        Deferred income taxes                                        1,209       (1,441)
        Accrued pension income and postretirement
           benefits                                                 (2,214)      (1,673)
        Loss (gain) on sale of venture capital investments           6,648      (13,105)
        Loss on plant shutdowns and divestitures                         -        5,293
     Changes in assets and liabilities, net of effects from
     acquisitions and
        divestitures:
        Accounts and notes receivable                               (3,342)       2,387
        Inventories                                                  1,582         (168)
        Income taxes recoverable                                    (2,200)           -
        Prepaid expenses and other                                     (37)         830
        Accounts payable                                             2,354        1,409
        Accrued expenses and income taxes payable                   (1,078)       4,957
     Other, net                                                        539       (2,678)
                                                              ------------- ------------
        Net cash provided by operating activities                   14,425       23,612
                                                              ------------- ------------
Cash flows from investing activities:
     Capital expenditures                                          (13,576)     (15,843)
     Investments                                                    (4,351)     (21,603)
     Proceeds from the sale of investments                           5,072          533
     Proceeds from property disposals and divestitures                 420          679
     Other, net                                                       (425)         534
                                                              ------------- ------------
        Net cash used in investing activities                      (12,860)     (35,700)
                                                              ------------- ------------
Cash flows from financing activities:
     Dividends paid                                                 (1,524)      (1,514)
     Net increase (decrease) in borrowings                           1,411            -
     Proceeds from exercise of stock options                            90        1,559
                                                              ------------- ------------
        Net cash (used in) provided by financing activities            (23)          45
                                                              ------------- ------------
Increase (decrease) in cash and cash equivalents                     1,542      (12,043)
Cash and cash equivalents at beginning of period                    44,530       25,752
                                                              ------------- ------------
Cash and cash equivalents at end of period                        $ 46,072     $ 13,709
                                                              ============= ============

                    See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

2. In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into futures contracts to hedge the aluminum price risk. The accounting for these futures contracts has been affected by a new accounting standard for derivative instruments and hedging activities issued by the Financial Accounting Standards Board.

       We adopted this new standard on January 1, 2001. In accordance with the transition provisions of the standard, we recorded a net-of-tax cumulative-effect adjustment in the amount of $303,480, which increased other comprehensive income as of January 1, 2001. There was no cumulative-effect adjustment to earnings. During the quarter, we recognized in cost of goods sold a net-of-tax gain of $292,644 related to settlement of futures contracts. Given the short-term nature of our futures contracts, we expect that within the next twelve months, we will reclassify to earnings the entire loss on derivative financial instruments.

       All derivatives are recognized on the balance sheet at their fair value. On the date we enter into a derivative contract, our policy requires that we designate the derivative as one of the following:

       - A hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge);
       - A hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge);
       - A foreign-currency fair value or cash flow hedge (a "foreign currency" hedge);
       - A hedge of a net investment in a foreign operation; or
       - An instrument that is held for trading or non-hedging purposes (a "trading" or "non-hedging" instrument).

       Substantially all of our derivative contracts are designated as cash flow hedges. Our policy requires that changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

       Our policy requires that we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

        We discontinue hedge accounting prospectively when one of the following events occur:

        - We determine the derivative is no longer effective in offsetting changes in the fair value or cash flow of a hedged item (including hedge items such as firm commitments or forecasted transactions);
        -  The derivative expires or is sold, terminated, or exercised;
        -  It is no longer probable that the forecasted transaction will occur;
        - A hedged firm commitment no longer meets the definition of a firm commitment; or
        - Management determines that designating the derivative as a hedging instrument is no longer appropriate.

3. See page 12 for information on unusual items recognized in the first quarter of 2001 and 2000.

4. A summary of our venture capital activities for the three months ended March 31, 2001 and 2000, is provided below:

                                                                    (In Thousands)
                                                                    First Quarter
                                                                    Ended March 31
                                                              --------------------------
                                                                  2001         2000
                                                              ------------- ------------
Carrying value of venture capital
     investments, beginning of period                            $ 232,259    $ 140,698
Venture capital investment activity
     for period (pre-tax amounts):
     New investments                                                 4,351       21,603
     Proceeds from the sale of investments, including
        receivable from securities brokers                         (10,332)     (18,323)
     Realized gains                                                  7,245       16,259
     Realized losses, write-offs and write-downs                   (13,893)      (3,154)
     (Decrease) increase in net unrealized gain on
        available-for-sale securities                              (20,173)      67,897
                                                              ------------- ------------
Carrying value of venture capital
     investments, end of period                                  $ 199,457    $ 224,980
                                                              ============= ============


                  Our remaining unfunded commitments to private venture capital funds totaled approximately $43.9 million at March 31, 2001, and $50.9 million at December 31, 2000.

                  A schedule of investments is provided on the next two pages.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at March 31, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)

                                                Yrs.                                                             Web Site
              Investment             Symbol    Held (a)               Description                               (www.)
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
  Adolor Corporation                 ADLR       2.3   Develops pain-management therapeutic drugs               adolor.com
  Illumina, Inc.                     ILMN       2.4   Fiber optic sensor technology for drug screening         illumina.com
  Rosetta Inpharmatics, Inc.         RSTA       3.8   Gene function/drug screening on a chip                   rii.com
  Vascular Solutions                 VASC       3.3   Vascular access site closure system                      vascularsolutions.com
  SignalSoft Corporation             SGSF       3.1   Wireless caller location detection software              signalsoftcorp.com
  Openwave Systems, Inc.             OPWV       1.4   Infrastructure applications for the Internet             openwave.com
  Eprise Corporation                 EPRS       3.3   Web site maintenance & development tool                  eprise.com
  Eclipse Surgical Technologies      ESTI       6.8   Coronary revascularization                               eclipsesurg.com
  Superconductor Tech., Inc.         SCON       1.8   Manufactures filters for wireless networks               suptech.com
  Cisco Systems, Inc.                CSCO       1.7   Worldwide leader in networking for the Internet          cisco.com
  Nortel Networks Corporation        NT         3.0   Networking solutions and services                        nortelnetworks.com
------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
  CryoGen                                       5.5   Micro-cryogenic catheters for medical applications       cryogen-inc.com
  Sensitech Inc.                                4.1   Perishable product mgmt. solutions                       sensitech.com
  Bell Geospace                                 3.8   Presentation of 3D data to the oil & gas industry        bellgeo.com
  Songbird Medical, Inc.                        3.7   Disposable hearing aids
  RedCreek Communications                       3.6   Internet and intranet security                           redcreek.com
  Appliant, Inc.                                3.5   Software tools for managing executable software          appliant.com
  Ellipsys Technologies, Inc.                   3.4   Telephone system error detection                         ellipsystech.com
  HemoSense                                     3.4   Point of care blood coagulation time test device         hemosense.com
  Moai Technologies, Inc.                       3.3   System for holding auctions on the Internet              moai.com
  Babycare, Ltd.                                3.1   Direct retailing of baby care products in China
  NovaLux, Inc.                                 2.9   Blue-green light lasers                                  novalux.com
  IRSI                                          2.8   Optical inspection systems                               irsinc.com
  Xcyte Therapies, Inc.                         2.7   Develops drugs to treat cancer & other disorders         xcytetherapies.com
  Advanced Diagnostics, Inc.                    2.4   3-D medical imaging equipment
  Praxon, Inc.                                  2.3   Integrated business communications equipment             praxon.com
  AdiCom Wireless, Inc.                         2.2   Wireless local loop technology                           adicomwireless.com
  EndoVasix, Inc.                               2.2   Device for treatment of ischemic strokes                 endovasix.com
  eWireless, inc.                               2.2   Technology linking cell phone users & advertising        ewireless.com
  Cooking.com, Inc.                             2.0   Sales of cooking-related items over the Internet         cooking.com
  MediaFlex.com                                 2.0   Internet-based printing & publishing                     mediaflex.com
  eBabyCare Ltd.                                1.8   Sales of babycare products over the Internet in China
  Kodiak Technologies, Inc.                     1.8   Cooling products for organ & pharma transport            kodiaktech.com
  Artemis Medical, Inc.                         1.7   Medical devices for breast cancer surgery
  CEPTYR, Inc.                                  1.7   Develops small molecule drugs                            ceptyr.com
  GreaterGood.com                               1.7   Internet marketing targeted at donors to charities       greatergood.com
  Etera Corporation                             1.6   Sales of branded perennial plants over the Internet      etera.com
  ThinkFree.com                                 1.5   Java-based software complementary to Microsoft Office    thinkfree.com
  BroadRiver Communications                     1.4   Local DSL provider                                       purepacket.com
  Quarry Technologies, Inc.                     1.4   Technology for delivery of differentiated service levels quarrytech.com
  Norborn Medical, Inc.                         1.3   Device for treatment of cardiovascular disease
  FastTrack Systems, Inc.                       1.2   Clinical trial data management information systems
  Riveon, Inc.                                  1.1   Web-based data mining software for business managers
  MedManage Systems Inc.                        1.0   Management of prescription drug sampling programs
  Linx Communications, Inc.                      .8   Unified communications and messaging systems
  Infinicon, Inc.                                .8   Manufacturer of infiniband input/output products
  Cbyon, Inc.                                    .7   Provider of software image data to assist surgeons
  Extreme Devices                                .5   Manufacturer of integrated, solid-state electron source
------------------------------------------------------------------------------------------------------------------------------------
  Subtotal securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 8.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at March 31, 2001 and December 31, 2000
(In Thousands, Except Per-Shares Amounts)

                                          Public Common Stock or
                                          Equivalents at 3/31/01                3/31/01 (e)                     12/31/00 (e)
                                        ----------------------------  -----------------------------   ------------------------------
                                                          Estimated
                                                          Restricted  Estimated                       Estimated
                                         Shares  Closing  Stock Dis-     Fair    Carrying     Cost       Fair     Carrying    Cost
       Investment                         Held    Price    count (c)  Value (b)  Value (b)   Basis    Value (b)   Value (b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Adolor Corporation                       700  $ 19.62         20%   $ 10,987   $ 10,987   $ 3,000    $ 12,291   $ 12,291  $ 3,000
   Illumina, Inc.                         1,546     7.06          0%     10,912     10,912     3,675      21,395     21,395    3,925
   Rosetta Inpharmatics, Inc.               973     9.00          4%      8,435      8,435     4,512      13,599     13,599    4,745
   Vascular Solutions                       868     6.25          0%      5,426      5,426     2,450       5,060      5,060    2,450
   SignalSoft Corporation                   521     7.88          0%      4,095      4,095     1,688       7,261      7,261    3,006
   Openwave Systems, Inc.                    72    19.84         20%      1,136      1,136       348       2,689      2,689      348
   Eprise Corporation                     1,130      .66          2%        729        729     1,824       2,633      2,633    2,382
   Eclipse Surgical Technologies            453     1.09          0%        494        494     2,464         381        381    2,464
   Superconductor Tech., Inc.               110     5.12         20%        451        451       360         603        603      552
   Cisco Systems, Inc.                       14    15.81         17%        171        171       200         405        405      200
   Nortel Networks Corporation               24    14.05         20%        271        271       117         617        617      117
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                             43,107     43,107    20,638      66,934     66,934   23,189
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CryoGen                                                                4,307      3,054     3,054       4,265      3,054    3,054
   Sensitech Inc.                                                         3,197      2,333     2,333       3,154      2,333    2,333
   Bell Geospace                                                              -          -     3,500           -          -    3,500
   Songbird Medical, Inc.                                                 8,123      4,210     4,210       8,013      4,210    4,210
   RedCreek Communications                                                  706        549     2,256         706        549    2,256
   Appliant, Inc.                                                         6,439      3,899     3,899       6,352      3,899    3,899
   Ellipsys Technologies, Inc.                                                -          -     2,275           -          -    2,275
   HemoSense                                                              2,771      2,485     2,485       2,733      2,485    2,485
   Moai Technologies, Inc.                                                4,682      2,021     2,021       6,263      2,021    2,021
   Babycare, Ltd.                                                             -          -     1,009           -          -    1,009
   NovaLux, Inc.                                                         50,922     10,149    10,149      50,801     10,149   10,149
   IRSI                                                                   2,542      2,542     4,700      14,993      3,825    4,700
   Xcyte Therapies, Inc.                                                  5,611      3,795     3,795       5,598      3,795    3,795
   Advanced Diagnostics, Inc.                                             1,324      1,371     1,371       1,321      1,371    1,371
   Praxon, Inc.                                                               -          -     2,309           -          -    2,309
   AdiCom Wireless, Inc.                                                      -          -     4,062       2,648      2,648    4,062
   EndoVasix, Inc.                                                        4,280      4,000     4,000       4,270      4,000    4,000
   eWireless, inc.                                                       47,841      2,250     2,250      47,728      2,250    2,250
   Cooking.com, Inc.                                                      1,500      1,500     4,500       1,500      1,500    4,500
   MediaFlex.com                                                              -          -     3,500       4,085      3,500    3,500
   eBabyCare Ltd.                                                             -          -       314           -          -      314
   Kodiak Technologies, Inc.                                              1,744      1,744     1,744       1,694      1,694    1,694
   Artemis Medical, Inc.                                                  3,267      2,467     2,467       3,201      2,467    2,467
   CEPTYR, Inc.                                                           1,750      1,750     1,750       1,750      1,750    1,750
   GreaterGood.com                                                            -          -     3,797           -          -    3,781
   Etera Corporation                                                      5,878      5,500     5,500       5,269      5,000    5,000
   ThinkFree.com                                                          3,773      1,491     1,491       3,696      1,491    1,491
   BroadRiver Communications                                              2,093      2,093     4,779       9,136      4,779    4,779
   Quarry Technologies, Inc.                                              2,201      2,201     3,679       3,425      3,425    3,425
   Norborn Medical, Inc.                                                      -          -       188           -          -      188
   FastTrack Systems, Inc.                                                8,007      5,134     5,134       7,962      5,134    5,134
   Riveon, Inc.                                                           1,890      1,890     1,890       1,700      1,700    1,700
   MedManage Systems Inc.                                                 4,000      4,000     4,000       4,000      4,000    4,000
   Linx Communications, Inc.                                              3,000      3,000     3,000       3,000      3,000    3,000
   Infinicon, Inc.                                                        3,485      3,485     3,485       3,485      3,485    3,485
   Cbyon, Inc.                                                            3,500      3,500     3,500       3,500      3,500    3,500
   Extreme Devices                                                        5,000      5,000     5,000       5,000      5,000    5,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                        193,833     87,413   119,396     221,248     98,014  118,386
------------------------------------------------------------------------------------------------------------------------------------

See notes on page 8.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at March 31, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)

                                                                                   3/31/01 (e)                    12/31/00 (e)
                                                                        -----------------------------  -----------------------------
                                                                        Estimated                      Estimated
                  Yrs.                                                    Fair      Carrying    Cost      Fair     Carrying   Cost
 Investment     Held (a)        Description                             Value (b)   Value (b)   Basis  Value (b)   Value (b)  Basis
------------------------------------------------------------------------------------------------------------------------------------
Total securities of public companies held (from page 7)                   43,107     43,107     20,638    66,934    66,934    23,189
------------------------------------------------------------------------------------------------------------------------------------
Subtotal securities of private companies held (from page 7)              193,833     87,413    119,396   221,248    98,014   118,386

Locus Discovery    .4    Computational chemogenomics technology            3,000      3,000      3,000     3,000     3,000     3,000
eTunnels           .3    VPNs across all ISPs and companies                3,000      3,000      3,000     3,000     3,000     3,000
Elixir             .3    Evaluation technology for anti-aging compounds      250        250        250       250       250       250
------------------------------------------------------------------------------------------------------------------------------------
Total securities of private companies held                               200,083     93,663    125,646   227,498   104,264   124,636
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds
     (period held of .3 - 8.5 years) (d)                                  99,659     62,687     67,720   109,099    61,061    65,271
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                        342,849  $ 199,457  $ 214,004   403,531 $ 232,259 $ 213,096
Estimated taxes on assumed disposal at fair value                         46,384  --------------------    68,557 -------------------
--------------------------------------------------------------------------------                        ---------
Estimated net asset value ("NAV")                                      $ 296,465                       $ 334,974
--------------------------------------------------------------------------------                        ---------

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

(d) At March 31, 2001, Tredegar had ownership interests in 28 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

Indirect Investment                  Symbol             Description
-------------------------------------------------------------------------------------------------------------------------------
Universal Access, Inc.               UAXS     Wholesale provider of high bandwidth services (universalaccessinc.com)
Illumina, Inc.                       ILMN     Fiber optic sensor technology for drug screening (illumina.com)
Adolor Corporation                   ADLR     Develops pain-management therapeutic drugs (adolor.com)
Lucent Technologies, Inc.            LU       Developer and manufacturer of communications systems (lucent.com)
Array Biopharma                      ARRY     Drug discovery research using innovative chemistry (arraybiopharma.com)
ASAT Holdings                        ASTT     Provider of semiconductor assemply and testing services (asat.com)
SignalSoft Corporation               SGSF     Wireless caller location detection software (signalsoftcorp.com)
Genomica Corporation                 GNOM     Software for accelerating drug discovery and development (genomica.com)
-------------------------------------------------------------------------------------------------------------------------------


                                Indirect
                              Interest in              Restricted    Estimated  Indirect
                                 Common     Closing    Stock Dis-      Fair         Cost
Indirect Investment              Shares      Price       count         Value       Basis
----------------------------------------------------------------------------------------
Universal Access, Inc.            612         5.70          20%      2,789          521
Illumina, Inc.                    202         7.06          20%      1,142          333
Adolor Corporation                 84        19.62          20%      1,318          411
Lucent Technologies, Inc.          70         9.97           0%        696           59
Array Biopharma                   135         5.38          20%        579          279
ASAT Holdings                     179         4.00          20%        571          448
SignalSoft Corporation             50         7.88          20%        317          163
Genomica Corporation              109         4.12          20%        359          296
----------------------------------------------------------------------------------------

(e) Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

5. Comprehensive income (loss), defined as net income and other comprehensive income (loss), was a loss of $11.5 million for the first quarter of 2001 and income of $61.5 million for the first quarter of 2000. Other comprehensive income (loss) for both years includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity. For 2001, other comprehensive loss also includes the cumulative-effect adjustment for the adoption of the new accounting standard for derivative instruments (see Note 2) and changes in the gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders' equity.

6.     The components of inventories are as follows:

                                                (In Thousands)
                                              March 31,    Dec. 31,
                                                2001         2000
                                              ---------    --------
       Finished goods                          $ 7,438      $ 7,997
       Work-in-process                           3,865        4,314
       Raw materials                            22,965       23,889
       Stores, supplies and other               11,055       10,625
                                              --------     --------
            Total                              $45,323      $46,825
                                              ========     ========

7. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                      (In Thousands)
                                                       First Quarter
                                                      Ended March 31,
                                                   ---------------------
                                                     2001         2000
                                                   --------     --------
       Weighted average shares outstanding used
            to compute basic earnings per share      38,069       37,718
       Incremental shares issuable upon the
            assumed exercise of stock options           740        1,252
                                                   --------     --------
       Shares used to compute diluted earnings
            per share                                38,809       38,970
                                                   --------     --------

            Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

8. On April 27, 2001, we entered into an interest rate swap agreement, with a notional amount of $50 million, under which we will pay to a counterparty a fixed interest rate of 4.85% and the counterparty will pay us a variable interest rate based on one-month LIBOR reset each month. The swap has been designated as and will be accounted for as a cash flow hedge. The interest rate swap effectively fixes the rate on $50 million of our $250 million term loan at 4.85% plus the applicable credit spread (currently 62.5 basis points).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               First Quarter 2001 Compared with First Quarter 2000

       Net income for the first quarter of 2001 was $1.9 million, down from $18.5 million in 2000 (five cents per share versus 47 cents per share). Results in 2001 include $5.3 million (13 cents per share) of realized after-tax losses from venture capital investments, compared with a gain of $7.8 million (20 cents per share) in the first quarter of 2000. Results in the first quarter of 2001 also include a net after-tax charge of $1 million (three cents per share) related to the reorganization of our plastic films business. Results in 2000 include a net after-tax charge of $3.5 million (nine cents per share) related primarily to the shutdown of a plastic films plant in Manchester, Iowa.

       Pretax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 13. Operating expenses (primarily management fee expenses) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Tredegar Investments" in the operating profit table.

       During the quarter, the after-tax depreciation in the net asset value ("NAV") of our venture capital investments was $36.1 million. At March 31, 2001, the NAV of our venture capital investments was $296.5 million. For more information on our venture capital investment activities, see pages 14 to 16 and
Note 4 on pages 7 to 9.

       Net sales in the first quarter of 2001 decreased by 17% due primarily to lower volume in both Aluminum Extrusions (volume down 28.5%) and Film Products (volume down 12.7%) compared with the first quarter of 2000. For more information on net sales, see the business segment review beginning on page 13.

       The gross profit margin declined to 18.2% from 19.7%. The lower profit margin was driven mainly by lower profits in Aluminum Extrusions due to lower volume and higher conversion costs. The impact on profit margin of the decrease in volume in Film Products was partially offset by higher sales of new higher margin products.

       SG&A expenses in the first quarter of 2001 were $11.9 million, down from $12.6 million in 2000 due primarily to the following:

- The sale of Fiberlux in the second quarter of 2000; and
- Lower employee related costs.

The benefits of the above were partially offset by increased operating expenses at Tredegar Investments and at Film Products as a result of the acquisition of ADMA and Promea in October 2000. As a percentage of net sales, SG&A expenses increased to 6.2% in the first quarter of 2001 compared with 5.4% in 2000, due to lower sales from overall lower volume.

       R&D expenses increased to $7.3 million from $6.3 million last year due to higher spending at Molecumetics in support of collaboration programs (up $200,000), higher spending at Therics in support of its development of bone replacement and reconstructive products (up $626,000) and higher product development spending at Film Products (up $136,000).

       Unusual charges in the first quarter of 2001 totaled $1.6 million ($1 million after income taxes) related to the reorganization of our films business to more closely align cost structure with capacity utilization.

       Unusual charges in the first quarter of 2000 totaled $5.5 million ($3.5 million after income taxes) and included:

- a pretax charge of $5.3 million for the shutdown of a plastic films manu-facturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000); and

- a pretax charge of $191,000 for costs associated with the evaluation of financing and structural options for Tredegar Investments.

       For more information on costs and expenses, see the business segment review beginning on page 13.

       Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $688,000 in the first quarter of 2001 and $394,000 in 2000. The average tax-equivalent yield earned on cash equivalents was approximately 5.6% compared with 5.7% last year while the average cash and cash equivalents balance was $49.2 million versus $27.7 million in 2000. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

       Interest expense was $4 million in the first quarter of 2001 compared with $4.3 million in 2000. The average rate on variable-rate debt ($250 million in both periods) was 6.7% in the first quarter of 2001 versus 6.8% in 2000. The average rate on fixed-rate debt ($15 million in the first quarter of 2001 and $20 million in 2000) was 7.2% in both periods.

       The effective tax rate, excluding unusual items, decreased to 36% in the first quarter of 2001 from 36.5% in 2000 due to lower taxes accrued on income from foreign operations.

                             Business Segment Review

         The following tables present Tredegar's net sales and operating profit by segment for the first quarter ended March 31, 2001 and 2000:

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                       First Quarter
                                                      Ended March 31
                                                ---------------------------
                                                    2001          2000
                                                ------------  -------------
Film Products                                      $ 96,830       $ 99,486
Aluminum Extrusions                                  93,472        129,240
Fiberlux                                                  -          1,782
Biotechnology operations:
     Molecumetics                                     1,331          1,626
     Therics                                            169             94
                                                ------------  -------------
     Total net sales                              $ 191,802      $ 232,228
                                                ============  =============


                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                       First Quarter
                                                      Ended March 31
                                                ---------------------------
                                                    2001          2000
                                                ------------  -------------
Film Products:
     Ongoing operations                            $ 15,094       $ 15,750
     Unusual items                                   (1,600)        (5,293)
                                                ------------  -------------
     Total Film Products                             13,494         10,457
                                                ------------  -------------
Aluminum Extrusions                                   6,381         15,714
Fiberlux                                                  -           (209)
Biotechnology operations:
     Molecumetics                                    (1,772)        (1,229)
     Therics                                         (2,349)        (1,799)
                                                ------------  -------------
     Total Biotechnology operations                  (4,121)        (3,028)
                                                ------------  -------------
Tredegar Investments:
     Venture capital activities                      (8,262)        12,143
     Unusual items                                        -           (191)
                                                ------------  -------------
     Total Tredegar Investments                      (8,262)        11,952
                                                ------------  -------------
Total operating profit                                7,492         34,886
Interest income                                         688            394
Interest expense                                      4,041          4,295
Corporate expenses, net                               1,168          1,866
                                                ------------  -------------
Income before income taxes                            2,971         29,119
Income taxes                                          1,070         10,656
                                                ------------  -------------
Net income                                          $ 1,901       $ 18,463
                                                ============  =============

       First-quarter sales in Film Products declined to $96.8 million, down slightly from $99.5 million in 2000 due to lower volume reflecting lower demand for our diaper backsheet film (volume declined to 77 million pounds, a decrease of 12.7% from last year). Operating profit (excluding unusual items) was $15.1 million, down 4.2% versus the year-ago period. The profit impact of the volume decline was partially offset by higher sales of new higher margin products.

       In Aluminum Extrusions, first quarter sales were $93.5 million versus $129.2 million in 2000 (down 28%). Operating profit declined 59% to $6.4 million versus $15.7 million in 2000. Results for the quarter were adversely affected by a drop in demand from transportation and distribution markets, seasonal weakness in construction markets, and higher energy costs. Volume declined to 59 million pounds, down 28.5% from the first quarter of 2000.

       For our biotechnology operations (Molecumetics and Therics), revenue was down slightly for the quarter to $1.5 million from $1.7 million in 2000. The operating loss was $4.1 million versus $3 million in 2000. The higher losses reflect increased spending at both Molecumetics and Therics for increased research and development efforts at these operations.

       The depreciation and appreciation in NAV related to venture capital investment activities for the first quarter of 2001 and 2000 are summarized below:

                                                             (In Millions)
                                                             First Quarter
                                                             Ended March 31
                                                        ------------------------
                                                           2001         2000
                                                        ------------ -----------
Net realized gains, losses, writedowns and
  related operating expenses for venture
  capital investments reflected in Tredegar's
  consolidated statements of income (net of tax)             $ (5.3)      $ 7.8
Change in unrealized appreciation of venture
  capital investments (net of tax)                            (30.8)       79.0
                                                             -------     -------
After-tax (depreciation) appreciation in NAV
   related to venture capital investment performance         $ (36.1)    $ 86.8
                                                             --------    -------

       The following companies held directly by us, or indirectly through our interests in other venture capital funds, accounted for most of the net depreciation in NAV during the current period:

                                                                                             (In Millions)
                                                                                              Appreciation
                                                                                             (Depreciation)
                                                                                            in Estimated NAV
                                                                                           -------------------
                                                                                           1st Quarter Ended
                 Investment                                  Reason for Change               March 31, 2001
--------------------------------------------------------------------------------------------------------------
Public companies:
     Illumina, Inc.                           Change in stock price                                    $ (6.1)
     Rosetta Inpharmatics, Inc.               Change in stock price                                      (3.2)
     Cosine Communications                    Change in stock price (position liquidated)                (2.2)
     Openwave Systems, Inc.                   Change in stock price                                      (1.1)
     Eprise Corporation                       Change in stock price                                      (1.1)
     Adolor Corporation                       Change in stock price                                       (.9)
     Universal Access, Inc.                   Change in stock price                                       (.7)
     Copper Mountain Networks                 Escrow funds received                                        .8
Private companies:
     IRSI                                     Lower valuation of the company                             (8.0)
     BroadRiver Communications                Lower valuation of the company                             (4.5)
     MediaFlex.com                            Lower valuation of the company                             (2.6)
     Adicom                                   Lower valuation of the company                             (1.7)
     Venture capital funds                    Various                                                    (1.4)
     Moai Technologies, Inc.                  Lower valuation of the company                             (1.0)
     Quarry Technologies, Inc.                Lower valuation of the company                              (.9)
Other public and private companies            Various                                                     (.5)
                                                                                                      --------
Depreciation in NAV before operating expenses                                                           (35.1)
After-tax operating and other expenses                                                                   (1.0)
                                                                                                      --------
                                                                                                      --------
Depreciation in NAV related to investment performance                                                 $ (36.1)
                                                                                                      ========

       The cost basis, carrying value and NAV of our venture capital investments is reconciled below:


                                                                                  (In Millions)
                                                                             March 31     Dec. 31
                                                                               2001         2000
                                                                            ------------ -----------
Cost basis of venture capital investments                                       $ 214.0     $ 213.1
Writedowns taken on securities held (charged to earnings)                         (40.2)      (26.6)
Unrealized appreciation on public securities held by Tredegar
     (reflected directly in equity net of deferred income taxes)                   25.7        45.8
                                                                            ------------ -----------
Carrying value of venture capital investments
     reflected in the balance sheet                                               199.5       232.3
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture
     capital funds                                                                143.4       171.3
                                                                            ------------ -----------
Estimated fair value of venture capital investments                               342.9       403.6
Estimated taxes on assumed disposal at fair value                                 (46.4)      (68.6)
                                                                            ------------ -----------
Estimated NAV of venture capital investments                                    $ 296.5     $ 335.0
                                                                            ============ ===========

       Changes in NAV for the quarter ended March 31, 2001 and 2000 are summarized below:



                                                                                 (In Millions)
                                                                                 First Quarter
                                                                                 Ended March 31
                                                                            ------------------------
                                                                               2001         2000
                                                                            ------------ -----------
NAV at beginning of period                                                      $ 335.0     $ 180.2
                                                                            ------------ -----------
After-tax (depreciation) appreciation in NAV related to venture
     capital investment performance (net of operating expenses)                   (36.1)       86.8
After-tax operating expenses funded by Tredegar                                     1.0         0.6
New investments                                                                     4.4        21.6
Reduction in NAV due to the sale of investments                                    (7.8)      (12.5)
                                                                            ------------ -----------
(Decrease) increase in NAV                                                        (38.5)       96.5
                                                                            ------------ -----------
NAV at end of period                                                            $ 296.5     $ 276.7
                                                                            ============ ===========

                         Liquidity and Capital Resources

       Tredegar's total assets decreased to $886.8 million at March 31, 2001, from $903.8 million at December 31, 2000, due primarily to a decrease in the carrying value of venture capital investments. The carrying value of venture capital investments decreased $32.8 million compared with December 31, 2000 due to a decrease in unrealized gains on available-for-sale securities of $20.1 million and a decrease in the cost basis of investments of $12.7 million, net of write-downs taken. This decrease was partially offset by the following:

- Higher receivable from securities brokers from the sale of securities (up $5.3 million);
- Capital expenditures in excess of depreciation, amortization and asset write-offs ($2.9 million); and
- Higher prepaid pension asset (up $2.4 million) due to pension income recognized during the quarter.

       In 2001, cash used in continuing operating activities, net of capital expenditures and dividends, was $675,000 compared with cash provided by operating activities, net of capital expenditures and dividends, of $6.3 million in 2000. This change is due primarily to:

- Lower cash generated by manufacturing operations;
- Higher spending at Molecumetics and Therics; and
- Changes in working capital (an investment in working capital of $2.7 million in the first quarter 2001 versus liquidations of working capital of $9.4 million in 2000).

       Capital expenditures in the first quarter of 2001 reflect the normal replacement of machinery and equipment and:

- Press modernization at the aluminum extrusion plant in Kentland, Indiana;
- A new plastic film manufacturing facility in Shanghai, China; and
- Continued expansion of capacity at the film manufacturing facility in Hungary.

       The reasons for the change in cash and cash equivalents for the first quarter of 2001 and 2000, are summarized below:

                                                             (In Thousands)
                                                             First Quarter
                                                             Ended March 31
                                                          ----------------------
                                                            2001          2000
                                                          ----------   ---------
Cash and cash equivalents, beginning of period             $ 44,530     $ 25,752
                                                          ----------   ---------
Cash (used in) provided by operating activities in
     excess of capital expenditures and dividends              (675)      6,255
Proceeds from the exercise of stock options                      90       1,559
New venture capital investments, net of proceeds
     from disposals                                             721     (21,070)
Net increase (decrease) in borrowings                         1,411           -
Other, net                                                       (5)      1,213
                                                          ----------  ----------
Net increase (decrease) in cash and cash equivalents          1,542     (12,043)
                                                          ----------  ----------
Cash and cash equivalents, end of period                   $ 46,072    $ 13,709
                                                          ==========  ==========

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

       We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated pretax income earned from manufacturing operations by geographic area for the first quarter of 2001 and 2000 are presented below:

                     Estimated % of Consolidated Pretax
                      Income Earned from Manufacturing
                       Operations by Geographic Area*
               -----------------------------------------------

                                          First Quarter
                                          Ended March 31
                                   ----------------------------
                                       2001           2000
                                   ------------   -------------
                United States               46 %            57 %
                Canada                      17              19
                Latin America               15              12
                Europe                      11               9
                Asia                        11               3
                                   ------------   -------------
                Total                      100 %           100 %
                                   ============   =============

                * The percentages are relative to Tredegar's total pretax income from manufacturing operations excluding biotechnology operations, Tredegar Investments, and unusual items.

       We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. Dollar, the German Mark or the Euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro. We believe that our exposure to the Canadian Dollar has been substantially neutralized by the U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S.

       We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 14-16 and Note 4 beginning on page 7 for more information.

                    Forward Looking and Cautionary Statements

       From time to time, we may make statements that may constitute "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to the following:

Film Products

- Film Products is highly dependent on sales associated with one customer - The Proctor & Gamble Company ("P&G"). P&G comprised 64% of Film Products' net sales in 2000, 73% in 1999 and 81% in 1998. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any loss of sales and profits associated with P&G.

- Growth of Film Products depends on our ability to develop and deliver new products, especially in the hygiene market, which comprised over 75% of Film Products' net sales in each of the last three years. In order to improve comfort and fit, diapers are now being made with breathable films that are laminated with nonwovens and with elastic films, replacing traditional diaper backsheet and other diaper components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, or our inability to deliver new profitable products, could have a material adverse effect on our business. Our volume and operating profit in 2000 were negatively affected by the difficulties encountered in the transition to the cloth-like diaper. During the first quarter of 2001, results were positively impacted by improved efficiencies of our cloth-like laminates and growth of other higher margin hygiene components.

- Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, the outcome of any such action could have a significant adverse impact on Film Products.

Aluminum Extrusions

- Sales volume and profitability of Aluminum Extrusions is cyclical, seasonal and highly dependent on general economic conditions in the United States and Canada. Our market segments are subject to business cycles as well as seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13.3% decline in sales volume and 28.2% decline in operating profit compared with the same period of prior year. For the first quarter of 2001, the decline in sales volume was 28.5% and the decline in operating profit was 59.4% compared with the same period of prior year. The decline in operating profit at approximately 2 times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs) as well as pricing and margin pressure that usually accompanies a downturn.

- The markets for our products are highly competitive with price and service being the principal competitive factors. As competitors increase capacity or reduce their prices to increase their business, there could be pressure to reduce prices to our customers. In addition, competition from foreign extruders could result in loss of market share due to their ability to produce at lower costs and sell at lower prices than Aluminum Extrusions. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and growth prospects depend on our ability to retain existing customers and add new customers.

Biotechnology Operations

- Molecumetics and Therics have incurred losses since inception, and we are unsure when, or if, these operating companies will become profitable. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts, further develop our products and services, and expand our marketing and sales force in an effort to commercialize products. The expansion of our operations will require substantial expenditures for at least the next several years.

- Our ability to develop and commercialize products will depend on our ability to internally develop preclinical, clinical, regulatory and sales and marketing capabilities, or enter into arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. Our inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

- We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel would have a material adverse effect on our biotechnology businesses and results of operations, and could inhibit our product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and scientific personnel on acceptable terms could prevent us from achieving our business objectives.

- The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the United States. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Tredegar Investments

- The inability of companies in which we invest to commercialize and market their technology, create or develop commercially viable products or businesses, or raise additional capital when needed would have a negative impact on our investment returns. The possibility that companies in which we invest will not be able to commercialize their technology, product or business concept presents significant risk. Additionally, companies in which we make seed or expansion round investments will often require substantial additional equity financing to satisfy continuing working capital requirements. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which the companies in which we invest will seek additional capital; however, current market conditions are not favorable. It is possible that one or more of the companies in which we invest will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to us, either of which could negatively impact our investment returns.

- Many of the venture capital investments we hold are illiquid. For private companies in which we have invested, there is no secondary market for our shares and there is no assurance that one will be available in the near future. Additionally, once a company becomes publicly traded, there is generally a period of time in which we are not permitted to trade the securities (the lock-up period).

- The success of our venture capital investments will be significantly affected by the state of the securities markets in general and, more specifically, by the market for initial public offerings, the market for communications, life science and information technology companies and the market for mergers and acquisitions. We anticipate that a significant portion of our returns will be realized through initial public offerings of companies in which we have invested or through merger and acquisition activity. The market for initial public offerings and merger and acquisition activity is cyclical in nature. Thus, we cannot be certain that the securities markets will be receptive to initial public offerings or merger and acquisition activity, particularly those of early-stage companies. As seen during the first quarter of 2001, any adverse change in the market for public offerings could significantly impact our ability to realize our investment objective.

- Valuing our venture capital investments is difficult and inexact. We value our venture capital investments based on our best estimate of the value of each individual investment. There is typically no public market for our investments in privately-held companies. We will consult with other venture funds and consulting firms when needed to assist in the valuation of our investments. Valuation is inherently subjective. The net asset value set by management may not reflect the price at which we could sell our shares in the open market.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       See discussion under "Quantitative and Qualitative Disclosures About Market Risk" beginning on page 17.

PART II -       OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Tredegar Corporation
                                   (Registrant)



Date: May 10, 2001                 /s/ N. A. Scher
      -----------------            ---------------------------------------------
                                   Norman A. Scher
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date: May 10, 2001                 /s/ Michelle O. Mosier
      -----------------            ---------------------------------------------
                                   Michelle O. Mosier
                                   Corporate Controller
                                   (Principal Accounting Officer)