Form 10-Q
period 2001-06-30
TREDEGAR CORP
filed 2001-08-14
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended June 30, 2001

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the transition period from                         to
                               ----------------------      ---------------------

                         Commission file number 1-10258
                                                -------

                              Tredegar Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Virginia                                           54-1497771
-------------------------------              -----------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                          23225
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
                                                     --------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                               -----       -----

         The number of shares of Common Stock, no par value, outstanding as of July 31, 2001: 38,113,427.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tredegar Corporation
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                                 June 30,     Dec. 31,
                                                                   2001         2000
                                                                ------------ ------------
Assets
Current assets:
     Cash and cash equivalents                                     $ 71,785     $ 44,530
     Receivable from securities brokers                               1,742          292
     Accounts and notes receivable                                  100,048       96,652
     Income taxes recoverable                                         3,228        3,857
     Inventories                                                     42,868       46,825
     Deferred income taxes                                           13,916       13,788
     Prepaid expenses and other                                       2,952        2,818
                                                                ------------ ------------
        Total current assets                                        236,539      208,762
                                                                ------------ ------------
Property, plant and equipment, at cost                              535,060      518,174
Less accumulated depreciation and amortization                      256,260      244,667
                                                                ------------ ------------
        Net property, plant and equipment                           278,800      273,507
                                                                ------------ ------------
Venture capital investments                                         198,476      232,259
Other assets and deferred charges                                    52,937       49,661
Goodwill and other intangibles                                      139,076      139,579
                                                                ------------ ------------
        Total assets                                              $ 905,828    $ 903,768
                                                                ============ ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                              $ 54,091     $ 51,818
     Accrued expenses                                                37,739       36,593
                                                                ------------ ------------
        Total current liabilities                                    91,830       88,411
Long-term debt                                                      264,495      268,102
Deferred income taxes                                                36,219       40,650
Other noncurrent liabilities                                          9,320        8,877
                                                                ------------ ------------
        Total liabilities                                           401,864      406,040
                                                                ------------ ------------
Shareholders' equity:
     Common stock, no par value                                     106,739      106,587
     Common stock held in trust for savings
        restoration plan                                             (1,212)      (1,212)
     Unrealized gain on available-for-sale securities                23,067       29,331
     Foreign currency translation adjustment                         (4,941)      (5,732)
     Loss on derivative financial instruments                          (810)           -
     Retained earnings                                              381,121      368,754
                                                                ------------ ------------
        Total shareholders' equity                                  503,964      497,728
                                                                ------------ ------------
        Total liabilities and shareholders' equity                $ 905,828    $ 903,768
                                                                ============ ============

                    See accompanying notes to financial statements.

                              Tredegar Corporation
                        Consolidated Statements of Income
                                 (In Thousands)
                                   (Unaudited)

                                                       Second Quarter              Six Months
                                                        Ended June 30            Ended June 30
                                                  ------------------------- ------------------------
                                                      2001         2000        2001         2000
                                                  ------------ ------------ ----------- ------------
Revenues:
     Gross sales                                    $ 201,442    $ 228,010   $ 396,931    $ 464,520
     Freight                                            3,998        4,507       7,685        8,789
                                                  ------------ ------------ ----------- ------------
     Net sales                                        197,444      223,503     389,246      455,731
     Other income (expense), net                        2,237       20,694      (3,688)      33,926
                                                  ------------ ------------ ----------- ------------
        Total                                         199,681      244,197     385,558      489,657
                                                  ------------ ------------ ----------- ------------

Costs and expenses:
     Cost of goods sold                               160,982      178,608     317,837      365,002
     Selling, general and administrative               11,389       13,323      23,331       25,925
     Research and development                           8,003        5,687      15,257       11,977
     Amortization of intangibles                        1,242        1,276       2,456        2,552
     Interest                                           3,232        4,307       7,273        8,602
     Unusual items                                       (971)        (525)        629        4,959
                                                  ------------ ------------ ----------- ------------
        Total                                         183,877      202,676     366,783      419,017
                                                  ------------ ------------ ----------- ------------
Income from continuing operations before
     income taxes                                      15,804       41,521      18,775       70,640
Income taxes                                            3,691       15,153       4,761       25,809
                                                  ------------ ------------ ----------- ------------
Income from continuing operations                      12,113       26,368      14,014       44,831
Income from discontinued operations                     1,396            -       1,396            -
                                                  ------------ ------------ ----------- ------------
Net income                                           $ 13,509     $ 26,368    $ 15,410     $ 44,831
                                                  ============ ============ =========== ============

Earnings per share:
     Basic:
        Continuing operations                           $ .32        $ .70       $ .37       $ 1.19
        Discontinued operations                           .04            -         .04            -
                                                  ------------ ------------ ----------- ------------
        Net income                                      $ .36        $ .70       $ .41       $ 1.19
                                                  ============ ============ =========== ============

     Diluted:
        Continuing operations                           $ .31        $ .68       $ .36       $ 1.15
        Discontinued operations                           .04            -         .04            -
                                                  ------------ ------------ ----------- ------------
        Net income                                      $ .35        $ .68       $ .40       $ 1.15
                                                  ============ ============ =========== ============

Shares used to compute earnings per share:
     Basic                                             38,055       37,911      38,053       37,815
     Diluted                                           38,838       39,067      38,818       38,999

Dividends per share                                     $ .04        $ .04       $ .08        $ .08


                 See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             June 30
                                                                     ------------------------
                                                                         2001        2000
                                                                     ------------ -----------
Cash flows from operating activities:
  Net income from continuing operations                              $ 14,014    $ 44,831
  Adjustments for noncash items:
     Depreciation                                                      16,099      16,189
     Amortization of intangibles                                        2,456       2,552
     Deferred income taxes                                               (179)     (1,446)
     Accrued pension income and postretirement benefits                (5,108)     (3,809)
     Loss (gain) on sale of venture capital investments                 4,861     (33,541)
     Loss on equipment writedowns and divestitures                          -       4,768
  Changes in assets and liabilities, net of effects from
     acquisitions and divestitures:
     Accounts and notes receivable                                     (3,318)      4,783
     Inventories                                                        4,080         702
     Income taxes recoverable                                             629           -
     Prepaid expenses and other                                          (135)     (1,701)
     Accounts payable                                                   3,458      (7,337)
     Accrued expenses and income taxes payable                            528      (7,679)
  Other, net                                                            2,164         480
                                                                  ------------ -----------
     Net cash provided by operating activities                         39,549      18,792
                                                                  ------------ -----------
Cash flows from investing activities:
  Capital expenditures                                                (22,109)    (39,489)
  Venture capital investments                                          (9,108)    (47,011)
  Proceeds from the sale of venture capital investments                26,792      41,451
  Proceeds from property disposals and divestitures                       353       9,357
  Other, net                                                           (1,724)      1,129
                                                                  ------------ -----------
     Net cash used in investing activities                             (5,796)    (34,563)
                                                                  ------------ -----------
Cash flows from financing activities:
  Dividends paid                                                       (3,043)     (3,037)
  Net (decrease) increase in borrowings                                (3,607)      5,000
  Proceeds from exercise of stock options (including
     related income tax benefits realized)                                152       3,487
                                                                  ------------ -----------
     Net cash (used in) provided by financing activities               (6,498)      5,450
                                                                  ------------ -----------
Increase (decrease) in cash and cash equivalents                       27,255     (10,321)
Cash and cash equivalents at beginning of period                       44,530      25,752
                                                                  ------------ -----------
Cash and cash equivalents at end of period                           $ 71,785    $ 15,431
                                                                  ============ ===========

                 See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of June 30, 2001, and the consolidated results of operations and cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

         Effective January 1, 2001, we adopted the new accounting standard for derivative instruments and hedging activities issued by the Financial Accounting Standards Board. This standard affects our accounting for futures contracts to hedge aluminum price risk and our interest rate swap agreements to hedge interest rate risk.

2. See pages 10 through 12 for information on unusual items recognized during the quarter and the six months ended June 30, 2001 and 2000.

3. A summary of our venture capital activities for the quarter and six months ended June 30, 2001 and 2000, is provided below:

                                                                     (In Thousands)
                                                        Second Quarter              Six Months
                                                         Ended June 30            Ended June 30
                                                   ------------------------- ------------------------
                                                       2001         2000         2001        2000
                                                   ------------ ------------ ------------ -----------
Carrying value, beginning of period                  $ 199,457    $ 224,980    $ 232,259   $ 140,698
Activity for period (pre-tax):
     New investments                                     4,757       25,408        9,108      47,011
     Proceeds from the sale of investments             (17,910)     (25,112)     (28,242)    (43,435)
     Realized gains                                     11,617       20,746       18,862      37,005
     Realized losses, write-offs and write-downs        (9,830)        (310)     (23,723)     (3,464)
     Increase (decrease) in net unrealized gain
        on available-for-sale securities                10,385       16,565       (9,788)     84,462
                                                   ------------ ------------ ------------ -----------
Carrying value, end of period                        $ 198,476    $ 262,277    $ 198,476   $ 262,277
                                                   ============ ============ ============ ===========


                  Our remaining unfunded commitments to private venture capital funds totaled approximately $40.5 million at June 30, 2001, and $50.9 million at December 31, 2000.

                  A schedule of investments is provided on the following two pages.


------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)

                                                Yrs.                                                          Web Site
                   Investment          Symbol  Held(a)        Description                                     (www.)
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Adolor Corporation                  ADLR    2.6    Develops pain-management therapeutic drugs               adolor.com
   Illumina, Inc.                      ILMN    2.6    Fiber optic sensor technology for drug screening         illumina.com
   Rosetta Inpharmatics, Inc.          RSTA    4.1    Gene function/drug screening on a chip                   rii.com
   Vascular Solutions                  VASC    3.5    Vascular access site closure system                      vascularsolutions.com
   SignalSoft Corporation              SGSF    3.3    Wireless caller location detection software              signalsoftcorp.com
   Openwave Systems, Inc.              OPWV    1.6    Infrastructure applications for the Internet             openwave.com
   Eprise Corporation                  EPRS    3.5    Web site maintenance & development tool                  eprise.com
   CardioGenesis Corporation           CGCP    7.1    Coronary revascularization                               eclipsesurg.com
   Superconductor Tech., Inc.          SCON    2.0    Manufactures filters for wireless networks               suptech.com
   Cisco Systems, Inc.                 CSCO    2.0    Worldwide leader in networking for the Internet          cisco.com
   Nortel Networks Corporation         NT      3.3    Networking solutions and services                        nortelnetworks.com
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CryoGen                                     5.8    Micro-cryogenic catheters for medical applications       cryogen-inc.com
   Sensitech Inc.                              4.3    Perishable product mgmt. solutions                       sensitech.com
   Bell Geospace                               4.0    Presentation of 3D data to the oil & gas industry        bellgeo.com
   Songbird Medical, Inc.                      3.9    Disposable hearing aids
   RedCreek Communications                     3.9    Internet and intranet security                           redcreek.com
   Appliant, Inc.                              3.7    Software tools for managing executable software          appliant.com
   Ellipsys Technologies, Inc.                 3.7    Telephone system error detection                         ellipsystech.com
   HemoSense                                   3.6    Point of care blood coagulation time test device         hemosense.com
   Moai Technologies, Inc.                     3.5    System for holding auctions on the Internet              moai.com
   Babycare, Ltd.                              3.4    Direct retailing of baby care products in China
   NovaLux, Inc.                               3.1    Blue-green light lasers                                  novalux.com
   IRSI                                        3.1    Optical inspection systems                               irsinc.com
   Xcyte Therapies, Inc.                       2.9    Develops drugs to treat cancer & other disorders         xcytetherapies.com
   Advanced Diagnostics, Inc.                  2.6    3-D medical imaging equipment
   Praxon, Inc.                                2.5    Integrated business communications equipment             praxon.com
   AdiCom Wireless, Inc.                       2.5    Wireless local loop technology                           adicomwireless.com
   EndoVasix, Inc.                             2.4    Device for treatment of ischemic strokes                 endovasix.com
   eWireless, inc.                             2.4    Technology linking cell phone users & advertising        ewireless.com
   Cooking.com, Inc.                           2.3    Sales of cooking-related items over the Internet         cooking.com
   MediaFlex.com                               2.2    Internet-based printing & publishing                     mediaflex.com
   eBabyCare Ltd.                              2.1    Sales of babycare products over the Internet in China
   Kodiak Technologies, Inc.                   2.0    Cooling products for organ & pharma transport            kodiaktech.com
   Artemis Medical, Inc.                       2.0    Medical devices for breast cancer surgery
   CEPTYR, Inc.                                1.9    Develops small molecule drugs                            ceptyr.com
   GreaterGood.com                             1.9    Internet marketing targeted at donors to charities       greatergood.com
   Etera Corporation                           1.8    Sales of branded perennial plants over the Internet      etera.com
   ThinkFree.com                               1.7    Java-based software complementary to Microsoft Office    thinkfree.com
   BroadRiver Communications                   1.6    Local DSL provider                                       purepacket.com
   Quarry Technologies, Inc.                   1.6    Technology for delivery of differentiated service levels quarrytech.com
   Norborn Medical, Inc.                       1.5    Device for treatment of cardiovascular disease
   FastTrack Systems, Inc.                     1.4    Clinical trial data management information systems
   Riveon, Inc.                                1.4    Web-based data mining software for business managers
   MedManage Systems Inc.                      1.2    Management of prescription drug sampling programs
   Linx Communications, Inc.                   1.0    Unified communications and messaging systems
   Infinicon, Inc.                             1.0    Manufacturer of infiniband input/output products
   Cbyon, Inc.                                 1.0    Provider of software image data to assist surgeons
   Extreme Devices                              .8    Manufacturer of integrated, solid-state electron source
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
See notes on page 7.
------------------------------------------------------------------------------------------------------------------------------------

Tredegar Corporation
Schedule of Investments at June 30, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                             Public Common Stock or
                                             Equivalents at 6/30/01                  6/30/01 (e)                 12/31/00 (e)
                                         -----------------------------  ------------------------------------------------------------
                                                            Estimated
                                                            Restricted   Estimated                      Estimated
                                         Shares   Closing   Stock Dis-     Fair     Carrying    Cost       Fair    Carrying   Cost
                   Investment             Held     Price    count (c)    Value (b)  Value (b)   Basis   Value (b)  Value (b) Basis
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Adolor Corporation                       658   $ 21.60          0%      $ 14,220   $ 14,220  $ 2,693   $ 12,291  $ 12,291 $ 3,000
   Illumina, Inc.                         1,480     11.78          0%        17,435     17,435    3,520     21,395    21,395   3,925
   Rosetta Inpharmatics, Inc.               195     15.50          0%         3,027      3,027      907     13,599    13,599   4,745
   Vascular Solutions                       861      8.27          0%         7,118      7,118    2,429      5,060     5,060   2,450
   SignalSoft Corporation                   412     11.50          0%         4,717      4,717    1,330      7,261     7,261   3,006
   Openwave Systems, Inc.                     1     34.70          0%            49         49        7      2,689     2,689     348
   Eprise Corporation                         -         -          0%             -          -        -      2,633     2,633   2,382
   CardioGenesis Corporation                113      2.94          0%           333        333      616        381       381   2,464
   Superconductor Tech., Inc.                 -         -          0%             -          -        -        603       603     552
   Cisco Systems, Inc.                       14     18.20          0%           246        246      200        405       405     200
   Nortel Networks Corporation               24      9.03         20%           174        174      117        617       617     117
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                                 47,319     47,319   11,819     66,934    66,934  23,189
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held
   CryoGen                                                                    4,430      3,179    3,179      4,265     3,054   3,054
   Sensitech Inc.                                                             3,194      2,333    2,333      3,154     2,333   2,333
   Bell Geospace                                                                  -          -    3,500          -         -   3,500
   Songbird Medical, Inc.                                                     8,116      4,210    4,210      8,013     4,210   4,210
   RedCreek Communications                                                      706        549    2,256        706       549   2,256
   Appliant, Inc.                                                             6,434      3,899    3,899      6,352     3,899   3,899
   Ellipsys Technologies, Inc.                                                    -          -    2,275          -         -   2,275
   HemoSense                                                                  2,769      2,485    2,485      2,733     2,485   2,485
   Moai Technologies, Inc.                                                    4,679      2,021    2,021      6,263     2,021   2,021
   Babycare, Ltd.                                                                 -          -    1,009          -         -   1,009
   NovaLux, Inc.                                                             50,724     10,149   10,149     50,801    10,149  10,149
   IRSI                                                                       2,542      2,542    4,700     14,993     3,825   4,700
   Xcyte Therapies, Inc.                                                      5,589      3,795    3,795      5,598     3,795   3,795
   Advanced Diagnostics, Inc.                                                 1,556      1,621    1,621      1,321     1,371   1,371
   Praxon, Inc.                                                                   -          -    2,309          -         -   2,309
   AdiCom Wireless, Inc.                                                          -          -    4,062      2,648     2,648   4,062
   EndoVasix, Inc.                                                            4,264      4,000    4,000      4,270     4,000   4,000
   eWireless, inc.                                                           47,655      2,250    2,250     47,728     2,250   2,250
   Cooking.com, Inc.                                                          1,500      1,500    4,500      1,500     1,500   4,500
   MediaFlex.com                                                                  -          -    3,500      4,085     3,500   3,500
   eBabyCare Ltd.                                                                 -          -      314          -         -     314
   Kodiak Technologies, Inc.                                                  1,934      1,934    1,934      1,694     1,694   1,694
   Artemis Medical, Inc.                                                      3,267      2,467    2,467      3,201     2,467   2,467
   CEPTYR, Inc.                                                               1,750      1,750    1,750      1,750     1,750   1,750
   GreaterGood.com                                                                -          -    3,797          -         -   3,781
   Etera Corporation                                                              -          -    5,500      5,269     5,000   5,000
   ThinkFree.com                                                              3,773      1,491    1,491      3,696     1,491   1,491
   BroadRiver Communications                                                      -          -    4,779      9,136     4,779   4,779
   Quarry Technologies, Inc.                                                  2,567      2,567    4,046      3,425     3,425   3,425
   Norborn Medical, Inc.                                                          -          -      188          -         -     188
   FastTrack Systems, Inc.                                                    7,182      5,479    5,479      7,962     5,134   5,134
   Riveon, Inc.                                                                   -          -    1,975      1,700     1,700   1,700
   MedManage Systems Inc.                                                     4,000      4,000    4,000      4,000     4,000   4,000
   Linx Communications, Inc.                                                  3,000      3,000    3,000      3,000     3,000   3,000
   Infinicon, Inc.                                                            3,485      3,485    3,485      3,485     3,485   3,485
   Cbyon, Inc.                                                                3,500      3,500    3,500      3,500     3,500   3,500
   Extreme Devices                                                            5,000      5,000    5,000      5,000     5,000   5,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                            183,616     79,206  120,758    221,248    98,014 118,386
------------------------------------------------------------------------------------------------------------------------------------
See notes on page 7.


------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)



                                                                      Yrs.                                                 Web Site
                 Investment                                         Held (a)         Description                            (www.)
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)
   Locus Discovery                                                         .6 Computational chemogenomics technology
   eTunnels                                                                .5 VPNs across all ISPs and companies
   Elixir                                                                  .5 Evaluation technology for anti-aging compounds
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds
    (period held of .6 - 8.8 years) (d)
------------------------------------------------------------------------------------------------------------------------------------
Total investments


Estimated taxes on assumed disposal at fair value
------------------------------------------------------------------------------------------------------------------------------------
Estimated net asset value ("NAV")
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at June 30, 2001 and December 31, 2000                 6/30/01 (e)                      12/31/00 (e)
(In Thousands, Except Per-Share Amounts)                             ---------------------------------------------------------------

                                                                     Estimated                        Estimated
                                                                       Fair      Carrying     Cost       Fair     Carrying     Cost
                 Investment                                          Value (b)  Value (b)    Basis    Value (b)  Value (b)    Basis
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)              47,319     47,319     11,819     66,934    66,934     23,189
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)         183,616     79,206    120,758    221,248    98,014    118,386

   Locus Discovery                                                       3,000      3,000      3,000      3,000     3,000      3,000
   eTunnels                                                              3,000      3,000      3,000      3,000     3,000      3,000
   Elixir                                                                  250        250        250        250       250        250
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held                          189,866     85,456    127,008    227,498   104,264    124,636
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds
   (period held of .6 - 8.8 years) (d)                                  96,295     65,701     71,041    109,099    61,061     65,271
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                      333,480  $ 198,476  $ 209,868    403,531 $ 232,259  $ 213,096
                                                                                --------------------           ---------------------
Estimated taxes on assumed disposal at fair value                       44,501                           68,557
-------------------------------------------------------------------------------                     -----------
Estimated net asset value ("NAV")                                    $ 288,979                        $ 334,974
-------------------------------------------------------------------------------                     -----------

Notes:
(a) The period held for an investment in a company or a venture capital fund is computed using the initial investment date and the current valuation date. If a company has merged with another company, then the initial investment date is the date of the investment in the predecessor company.
(b) Amounts are shown net of carried interest estimated using realized and unrealized net gains to date. Amounts may change due to changes in estimated carried interest, and such changes are not expected to be material. Carried interest is the portion of value payable to portfolio managers based on realized net gains and is a customary incentive in the venture capital industry.
(c) Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption to the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded.
(d) At June 30, 2001, Tredegar had ownership interests in 28 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):


Indirect Investment            Symbol                Description
-----------------------------------------------------------------------------------------------------------------
Universal Access, Inc.         UAXS       Wholesale provider of high bandwidth services (universalaccessinc.com)
Illumina, Inc.                 ILMN       Fiber optic sensor technology for drug screening (illumina.com)
Adolor Corporation             ADLR       Develops pain-management therapeutic drugs (adolor.com)
Array Biopharma                ARRY       Drug discovery research using innovative chemistry (arraybiopharma.com)
Metromedia Fiber Network       MFNX       Provider of high-band width fiber optic communications (mmfn.com)
ASAT Holdings                  ASTT       Provider of semiconductor assemply and testing services (asat.com)
Seattle Genetics               SGEN       Biopharmaceuticals for treatment of cancers (seattlegenetics.com)
-----------------------------------------------------------------------------------------------------------------

                                                                           Indirect
                              Indirect                               -------------------
                             Interest in               Restricted    Estimated
                               Common       Closing    Stock Dis-      Fair        Cost
Indirect Investment            Shares        Price       count         Value      Basis
----------------------------------------------------------------------------------------
Universal Access, Inc.           610          6.20        20%          3,025        521
Illumina, Inc.                   197         11.78        20%          1,861        333
Adolor Corporation               83          21.60        20%          1,442        411
Array Biopharma                  129          9.10        20%            941        279
Metromedia Fiber Network         428          2.04        20%            699        546
ASAT Holdings                    175          4.57        20%            640        448
Seattle Genetics                 118          6.10        20%            577        219
----------------------------------------------------------------------------------------


(e) Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

4. Comprehensive income, defined as net income and other comprehensive income, was $20.6 million for the second quarter of 2001 and $36.7 million for the second quarter of 2000. Comprehensive income was $9.1 million for the first six months of 2001 and $98.2 million for the first six months of 2000. Other comprehensive income for both years includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity. For 2001, other comprehensive income includes the cumulative-effect adjustment for the adoption of the new accounting standard for derivative financial instruments (see Note 1) and changes in the gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                               (In Thousands)
                                           June 30,      Dec. 31
                                             2001         2000
                                          ------------ ------------
         Finished goods                        $7,128       $7,997
         Work-in-process                        3,922        4,314
         Raw materials                         20,450       23,889
         Stores, supplies and other            11,368       10,625
                                          ------------ ------------
              Total                           $42,868      $46,825
                                          ============ ============

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                                (In Thousands)
                                                    Second Quarter              Six Months
                                                     Ended June 30            Ended June 30
                                               ------------------------- ------------------------
                                                   2001         2000        2001         2000
                                               ------------ ------------ ----------- ------------
Weighted average shares outstanding used
     to compute basic earnings per share            38,055       37,911      38,053       37,815
Incremental shares issuable upon the
     assumed exercise of stock options                 783        1,156         765        1,184
                                               ------------ ------------ ----------- ------------
Shares used to compute diluted earnings
     per share                                      38,838       39,067      38,818       38,999
                                               ============ ============ =========== ============

                  Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

7. On April 27, 2001, we entered into a two-year interest rate swap agreement, with a notional amount of $50 million, under which we will pay to a counterparty a fixed interest rate of 4.85% and the counterparty will pay us a variable interest rate based on one-month LIBOR reset each month. This swap has been designated as and will be accounted for as a cash flow hedge. This interest rate swap effectively fixes the rate on $50 million of our $250 million term loan at 4.85% plus the applicable credit spread (currently 62.5 basis points).

         On June 22, 2001, we entered into another two-year interest rate swap agreement, with a notional amount of $25 million, under which we will pay to a counterparty a fixed interest rate of 4.64% and the counterparty will pay us a variable interest rate based on one-month LIBOR reset each month. This swap has been designated as and will be accounted for as a cash flow hedge. This interest rate swap effectively fixes the rate on $25 million of our $250 million term loan at 4.64% plus the applicable credit spread (currently 62.5 basis points).

8. Our overall effective tax rate from continuing operations for the quarter ended June 30, 2001 is 23.4% and for the six months ended June 30, 2001 is 25.4% compared with 36.5% in both periods of the prior year. The decline in the overall effective tax rate is due primarily to the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

         Second quarter results also include an after-tax gain from discontinued operations of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

9. In June 2001, the Financial Accounting Standards Board issued two new standards that primarily affect the accounting for acquisitions initiated after June 30, 2001 and the accounting for goodwill. There are transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangible assets. Once adopted, these standards prohibit amortization of goodwill, but require transitional and annual impairment reviews that may result in the recognition of losses, among other requirements. While we have not yet completed our assessment of the impact of these statements on our financial statements, adoption will result in a reduction in our amortization expense but will have no impact on cash flow. We will adopt these standards in the first quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

              Second Quarter 2001 Compared with Second Quarter 2000

         Net income for the second quarter of 2001 was $13.5 million, down from $26.4 million in 2000 (35 cents per share versus 68 cents per share). Results in the second quarter of 2001 include $123,000 of realized net after-tax gains from venture capital investments compared with a net after-tax gain of $12.2 million (31 cents per share) in the second quarter of 2000. Results in 2001 include an after-tax gain of $2.5 million (seven cents per share) related to the reversal of income tax contingency accruals and related interest received on tax overpayments upon favorable conclusion of certain IRS examinations. Second-quarter results also include $1.4 million (four cents per share) related to the reversal of income tax contingency accruals associated with discontinued operations.

         Pre-tax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 13. Operating expenses (primarily management fee expenses) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Venture capital investments" in the operating profit table.

         After-tax appreciation in the net asset value ("NAV") of the venture capital investment portfolio during the second quarter was $1.4 million. At June 30, 2001, the NAV of the portfolio was $289 million. For more information on our venture capital investment activities, see pages 14-16 and Note 3 on pages 5-7.

         Net sales in the second quarter of 2001 decreased by 12% compared with 2000 due primarily to lower volume in both Aluminum Extrusions (volume down 20%) and Film Products (volume down 6%). For more information on net sales, see the business segment review beginning on page 13.

         The gross profit margin during the second quarter of 2001 declined to 18.5% from 20.1% in 2000. The lower profit margin was driven mainly by lower profits in Aluminum Extrusions due to lower volume and higher conversion costs. The impact on profit margin of the decrease in volume in Film Products was offset by higher sales of new higher margin products.

         SG&A expenses in the second quarter of 2001 were $11.4 million, down from $13.3 million in 2000 due to lower employee-related costs. The benefit of lower employee costs was partially offset by increased operating expenses at Tredegar Investments and increased expenses at Film Products due to the acquisition of ADMA and Promea in October 2000. As a percentage of net sales, SG&A expenses were 5.8% in the second quarter of 2001 compared with 6% in 2000.

         R&D expenses increased to $8 million in the second quarter of 2001 versus $5.7 million in 2000 primarily due to higher spending in Tredegar Biotech in support of increased research and development efforts.

         Unusual items in the second quarter of 2001 include a pre-tax gain of $1 million related to interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in "Corporate expenses, net" in the net sales and operating profit by segment table). Income taxes include a second-quarter tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997. Second-quarter results also include an after-tax gain from discontinued operations of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

         Unusual items in the second quarter of 2000 include a gain of $525,000 ($336,000 after income taxes) on the sale of Fiberlux, Inc., a producer of vinyl extrusions.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $726,000 in the second quarter of 2001 and $503,000 in 2000. The average tax-equivalent yield earned on cash equivalents was approximately 4.4% in the second quarter of 2001 and 6.3% in the second quarter of last year. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

         Interest expense decreased to $3.2 million in the second quarter of 2001 from $4.3 million in 2000 due to a lower overall average interest rate and lower average debt outstanding (down $5 million). The average rate on variable-rate debt (approximately $250 million in both quarters) was 5.25% in the second quarter of 2001 versus 7.1% in 2000. The average rate on fixed-rate debt ($14 million in the second quarter of 2001 and $19 million in the second quarter of 2000) was 7.2% in both periods.

         The effective tax rate from manufacturing operations, excluding unusual items, decreased to 35.4% in the second quarter of 2001 from 36.5% in 2000 due to lower taxes accrued on income from foreign operations. The overall effective tax rate for the quarter declined to 23.4% due to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations as noted above.

                  Six Months 2001 Compared with Six Months 2000

         Net income for the first six months of 2001 was $15.4 million, down from $44.8 million in 2000 (40 cents per share versus $1.15 per share). Results for 2001 include $5.2 million (13 cents per share) of realized after-tax losses from venture capital investments compared to a gain of $20 million (51 cents per share) in 2000.

         The after-tax depreciation in the NAV through the first six months of this year was $34.7 million.

         Net sales for the six months ended June 30, 2001, decreased by 14.6% compared with the same period of last year. The lower net sales are due to lower volume in both Aluminum Extrusions (volume down 24%) and Film Products (volume down 9%). For more information on net sales, see the business segment review beginning on page 13.

         The gross profit margin for the first six months of 2001 decreased to 18.3% from 19.9% in 2000 primarily due to lower profit in Aluminum Extrusions resulting from lower volume and higher conversion costs.

         SG&A expenses were $23.3 million in 2001, down from $25.9 million in 2000. The decrease is primarily attributable to lower employee-related costs. The benefit of lower employee costs was partially offset by increased operating expenses at Tredegar Investments and increased expenses at Film Products due to the acquisition of ADMA and Promea in October 2000. As a percentage of net sales, SG&A expenses increased to 6% in the first six months of 2001 compared with 5.7% in the same period of 2000 due to overall lower volume.

         R&D expenses increased to $15.3 million in 2001 from $12 million in 2000 due to higher spending in Tredegar Biotech in support of increased research and development efforts.

         Unusual items for the six months ended June 30, 2001, included:

- a charge of $1.6 million ($1 million after income taxes) for further rationalization in the plastic films business;
- a gain of $1 million ($621,000 after income taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in "Corporate expenses, net" in the net sales and operating profit by segment table); and
- an income tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in "Income taxes" in the Consolidated Statements of Income).

         Unusual items for the six months ended June 30, 2000, totaled $5 million ($3.2 million after income taxes) and included:

- a charge of $5.3 million ($3.4 million after income taxes) for the shutdown of a plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000);
- a charge of $191,000 ($122,000 after income taxes) for costs associated with the evaluation of financing and structural options for Tredegar Investments; and
- a gain of $525,000 ($336,000 after income taxes) for the sale of Fiberlux, Inc.

         Interest income for 2001 was $1.4 million versus $897,000 in 2000. The average cash and cash equivalents balance was $47.3 million for the six months ended June 30, 2001 versus $22.6 million for the same period in 2000. The average tax-equivalent yield earned on cash equivalents was approximately 5% for 2001 and 6.02% for 2000.

         Interest expense decreased to $7.3 million in 2001 from $8.6 million in 2000 due to lower average debt outstanding (down $6 million) and a lower overall average interest rate. The average rate on variable-rate debt ($250 million in both periods) was 6% in 2001 versus 7% in 2000. The average rate on fixed-rate debt ($15 million in 2001 and $20 million in 2000) was 7.2% in both periods.

         The effective income tax rate from manufacturing operations, excluding unusual items, decreased to 35.5% in 2001 from 36.5% in 2000 due to lower taxes accrued on income from foreign operations. The overall effective tax rate for the six months ended June 30, 2001, declined to 25.4% due to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations as mentioned above.

Business Segment Review

         The following tables present Tredegar's net sales and operating profit by segment for the second quarter and six months ended June 30, 2001 and 2000.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                            Second Quarter              Six Months
                                             Ended June 30            Ended June 30
                                       ------------------------- ------------------------
                                           2001         2000        2001         2000
                                       ------------ ------------ ----------- ------------
Film Products                             $ 90,743     $ 93,904   $ 187,573    $ 193,390
Aluminum Extrusions                        105,034      127,605     198,506      256,845
Fiberlux                                         -           74           -        1,856
Tredegar Biotech:
     Molecumetics                            1,573        1,826       2,904        3,452
     Therics                                    94           94         263          188
                                       ------------ ------------ ----------- ------------
     Total net sales                     $ 197,444    $ 223,503   $ 389,246    $ 455,731
                                       ============ ============ =========== ============


                          Operating Profit by Segment
                                 (In Thousands)
                                  (Unaudited)

                                            Second Quarter              Six Months
                                             Ended June 30            Ended June 30
                                       ------------------------- ------------------------
                                           2001         2000        2001         2000
                                       ------------ ------------ ----------- ------------
Film Products:
     Ongoing operations                   $ 12,872     $ 12,781    $ 27,966     $ 28,531
     Unusual items                               -            -      (1,600)      (5,293)
                                       ------------ ------------ ----------- ------------
     Total Film Products                    12,872       12,781      26,366       23,238
                                       ------------ ------------ ----------- ------------
Aluminum Extrusions                         10,171       17,131      16,552       32,845
                                       ------------ ------------ ----------- ------------
Fiberlux:
     Ongoing operations                          -          (55)          -         (264)
     Unusual items                               -          525           -          525
                                       ------------ ------------ ----------- ------------
     Total Fiberlux                              -          470           -          261
                                       ------------ ------------ ----------- ------------
Tredegar Biotech:
     Molecumetics                           (1,384)      (1,278)     (3,156)      (2,507)
     Therics                                (3,219)      (2,054)     (5,568)      (3,853)
                                       ------------ ------------ ----------- ------------
     Total Tredegar Biotech                 (4,603)      (3,332)     (8,724)      (6,360)
                                       ------------ ------------ ----------- ------------
Tredegar Investments:
     Venture capital investments               191       19,060      (8,071)      31,203
     Unusual items                               -            -           -         (191)
                                       ------------ ------------ ----------- ------------
     Total Tredegar Investments                191       19,060      (8,071)      31,012
                                       ------------ ------------ ----------- ------------
Total operating profit                      18,631       46,110      26,123       80,996
Interest income                                726          503       1,414          897
Interest expense                             3,232        4,307       7,273        8,602
Corporate expenses, net                        321          785       1,489        2,651
                                       ------------ ------------ ----------- ------------
Income from continuing operations
      before income taxes                   15,804       41,521      18,775       70,640
Income taxes                                 3,691       15,153       4,761       25,809
                                       ------------ ------------ ----------- ------------
Income from continuing operations           12,113       26,368      14,014       44,831
Income from discontinued operations          1,396            -       1,396            -
                                       ------------ ------------ ----------- ------------
Net income                                $ 13,509     $ 26,368    $ 15,410     $ 44,831
                                       ============ ============ =========== ============

         Second-quarter sales in Film Products declined 3% to $90.7 million while operating profit, excluding unusual items, was up slightly from $12.8 million in 2000 to $12.9 million in 2001. On a year-to-date basis, sales in Film Products decreased 3% to $187.6 million while operating profit, excluding unusual items, was $28 million, down 2%. The decline in sales is primarily due to lower volume reflecting lower demand for our diaper backsheet film. The profit impact of the volume decline in diaper backsheet was partially offset by higher sales of new specialty components for diapers and feminine hygiene products.

         In Aluminum Extrusions, second-quarter sales were down 18% to $105 million while operating profit was $10.2 million, down 41% versus the second quarter of 2000. On a year-to-date basis, sales declined 23% to $198.5 million while operating profit was $16.6 million, down 50% compared with the same period of the prior year. Sales and operating profit declined due to lower demand across most of our end markets resulting from general economic weakness.

         For Tredegar Biotech, revenue was down for both the quarter and six months ended June 30, 2001 compared with the same periods of the prior year. The second-quarter operating loss in 2001, excluding unusual items, was $4.6 million versus $3.3 million in 2000. On a year-to-date basis, excluding unusual items, the operating loss was $8.7 million in 2001 versus $6.4 million in 2000. The higher losses in 2001 were due primarily to increased spending at both Molecumetics and Therics.

         The appreciation in NAV related to venture capital investment activities for the second quarter and six months ended June 30, 2001 and 2000 is summarized below:

                                                                               (In Millions)
                                                                  Second Quarter              Six Months
                                                                   Ended June 30            Ended June 30
                                                             ------------------------- ------------------------
                                                                 2001         2000        2001         2000
                                                             ------------ ------------ ----------- ------------
Net realized gains, losses, write-downs and
     related operating expenses for venture
     capital investments reflected in
     Tredegar's consolidated statements of
     income (net of tax)                                            $ .1       $ 12.2      $ (5.2)      $ 20.0
Change in unrealized appreciation of venture
     capital investments (net of tax)                                1.3         49.6       (29.5)       128.6
                                                             ------------ ------------ ----------- ------------
After-tax appreciation (depreciation) in NAV
     related to investment performance                             $ 1.4       $ 61.8     $ (34.7)     $ 148.6
                                                             ============ ============ =========== ============

         The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the change in NAV during the quarter and six months ended June 30, 2001:


                                                                                                   (In Millions)
                                                                                            Appreciation (Depreciation)
                                                                                                  in Estimated NAV
                                                                                            -----------------------------
                                                                                             2nd Quarter    Six Months
                                                                                                Ended          Ended
              Investment                                 Reason for Change                     6/30/01        6/30/01
-------------------------------------------------------------------------------------------------------------------------
Public companies:
     Adolor Corporation                  Change in stock price                                      $ 3.3          $ 2.3
     Vascular Solutions                  Change in stock price                                        1.1            1.4
     SignalSoft Corporation              Change in stock price                                        0.9            0.9
     Copper Mountain                     Change in stock price                                          -            0.8
     Rosetta Inpharmatics, Inc.          Change in stock price                                        3.4            0.2
     Openwave Systems, Inc.              Change in stock price                                        0.9           (0.1)
     Illumina, Inc.                      Change in stock price                                        5.0           (1.1)
     Eprise Corporation                  Change in stock price                                          -           (1.1)
     Cosine Communications               Change in stock price                                          -           (2.2)
Private companies:
     Quarry Technologies, Inc.           Lower valuation of the company                                 -           (0.9)
     Moai Technologies, Inc.             Lower valuation of the company                                 -           (1.0)
     Riveon                              Lower valuation of the company                              (1.3)          (1.3)
     AdiCom Wireless, Inc.               Lower valuation of the company                                 -           (1.7)
     MediaFlex.com                       Lower valuation of the company                                 -           (2.6)
     Etera Corporation                   Lower valuation of the company                              (3.8)          (3.7)
     BroadRiver Communications           Lower valuation of the company                              (1.3)          (5.8)
     Venture capital funds               Various                                                     (6.0)          (7.4)
     IRSI                                Lower valuation of the company                                 -           (8.0)
Other public and private companies       Various                                                      0.2           (1.4)
                                                                                            -------------- --------------
Appreciation in NAV before operating expenses                                                         2.4          (32.7)
After-tax operating expenses                                                                         (1.0)          (2.0)
                                                                                            -------------- --------------
Appreciation in NAV related to investment performance                                               $ 1.4        $ (34.7)
                                                                                            -------------- --------------


         The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below:


                                                                                (In Millions)
                                                                            June 30,    Dec. 31,
                                                                              2001         2000
                                                                           ------------------------
Cost basis of investments                                                     $ 209.9      $ 213.1
Write-downs taken on securities held (charged to earnings)                      (47.4)       (26.6)
Unrealized appreciation on public securities held by Tredegar
     (reflected directly in equity net of deferred income taxes)                 36.0         45.8
                                                                          ----------- ------------
Carrying value of investments reflected in the balance sheet                    198.5        232.3
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture
     capital funds                                                              135.0        171.3
                                                                           ----------- ------------
Estimated fair value of venture capital investments                             333.5        403.6
Estimated income taxes on assumed disposal at fair value                        (44.5)       (68.6)
                                                                           ----------- ------------
NAV of venture capital investments                                            $ 289.0      $ 335.0
                                                                           ===========  ===========

         Changes in NAV for the quarter and six months ended June 30, 2001 and 2000 are summarized below:

                                                                               (In Millions)
                                                                  Second Quarter              Six Months
                                                                   Ended June 30            Ended June 30
                                                             ------------------------- ------------------------
                                                                 2001         2000        2001         2000
                                                             ------------ ------------ ----------- ------------
NAV at beginning of period                                       $ 296.5      $ 276.7     $ 335.0      $ 180.2
                                                             ------------ ------------ ----------- ------------
After-tax appreciation (depreciation) in NAV
     related to investment performance
     (net of operating expenses)                                     1.4         61.8       (34.7)       148.6
After-tax operating expenses funded by Tredegar                      1.1           .9         2.1          1.5
New investments                                                      4.7         25.4         9.1         47.0
Reduction in NAV due to the sale of investments                    (14.7)       (17.6)      (22.5)       (30.1)
                                                             ------------ ------------ ----------- ------------
(Decrease) increase in NAV                                          (7.5)        70.5       (46.0)       167.0
                                                             ------------ ------------ ----------- ------------
NAV at end of the period                                         $ 289.0      $ 347.2     $ 289.0      $ 347.2
                                                             ============ ============ =========== ============


         Our internal rate of return ("IRR") since inception in 1992 through June 30, 2001, is estimated at 59% (40% after income taxes), but is not necessarily indicative of the IRR that we will generate in the future. IRR is the discount rate that equates the net present value of investment cash inflows with investment cash outflows. The IRR is calculated as an annualized compounded rate of return using actual investment cash flows, modified to incorporate our share of the current valuation of unliquidated holdings and operating expenses (and taxes in case of the after-tax IRR).

                         Liquidity and Capital Resources

         Tredegar's total assets increased to $905.8 million at June 30, 2001, from $903.8 million at December 31, 2000. While the carrying value of venture capital investments decreased $33.8 million to $198.5, total assets increased primarily due to the following:

- Cash and cash equivalents increased ($27.3 million) due to the reasons described on the next page;
- Capital expenditures in excess of depreciation, amortization and asset write-offs ($3.6 million); and
- Higher prepaid pension asset (up $5.4 million) due to pension income recognized during the period.

         The carrying value of the venture capital investments decreased compared with December 31, 2000, due to a decrease in unrealized gains on available-for-sale securities of $9.8 million and a decrease in the cost basis of investments of $24 million, net of write-downs taken.

         The reasons for the increase in cash and cash equivalents to $71.8 million at June 30, 2001, from $44.5 million at December 31, 2000, are summarized below:


                                                                     (In Thousands)
                                                                       Six Months
                                                                     Ended June 30
                                                                ------------------------
                                                                    2001        2000
                                                                ------------ -----------
Cash and cash equivalents, beginning of period                     $ 44,530    $ 25,752
                                                                ------------ -----------
Cash provided by (used in) operating activities
     net of capital expenditures and dividends                       14,397     (23,734)
Proceeds from the exercise of stock options                             152       3,487
Net (decrease) increase in borrowings                                (3,607)      5,000
Proceeds from disposal of venture capital investments in
     excess of (less than) new venture capital investments           17,684      (5,560)
Proceeds from divestitures and property disposals                       353       9,357
Other, net                                                           (1,724)      1,129
                                                                ------------ -----------
Net increase (decrease) in cash and cash equivalents                 27,255     (10,321)
                                                                ------------ -----------
Cash and cash equivalents, end of period                           $ 71,785    $ 15,431
                                                                ============ ===========

         In 2001, cash provided by continuing operating activities, net of capital expenditures and dividends was $14.4 million compared with cash used in operating activities, net of capital expenditures and dividends of $23.7 million in 2000. The change is primarily due to changes in working capital.

         Capital expenditures have decreased from $39.5 million in 2000 to $22.1 million in 2001. Capital expenditures in 2001 reflect the normal replacement of machinery and equipment and the following key capital projects:

- Press modernization at the aluminum extrusion plant in Kentland, Indiana;
-       A new plastic film manufacturing facility in Shanghai, China; and
-       Continued expansion of capacity at the facility in Hungary.

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the six months ended June 30, 2001 and 2000 are presented below:

                       Percentage of Net Sales from Manufacturing
                         Operations Related to Foreign Markets*
        -----------------------------------------------------------------
                                             Six Months
                                           Ended June 30
                        -------------------------------------------------
                                 2001                       2000
                        -----------------------     ---------------------
                          Exports     Foreign        Exports    Foreign
                         From U.S.   Operations     From U.S.  Operations
                         ---------   ----------    ----------  ----------
        Canada               3%         15%            3%          18%
        Europe               1           7             1            4
        Latin America        3           3             3            2
        Asia                 3           1             3            1
                           -----       -----         -----        -----
        Total               10%         26%           10%          25%
                           =====       =====         =====        =====

        * Based on consolidated net sales from manufacturing operations (excluding Tredegar Biotech and Tredegar Investments).

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

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 14-16 and Note 3 on pages 5-7 for more information.

                            New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued two new standards that primarily affect the accounting for acquisitions initiated after June 30, 2001 and the accounting for goodwill. There are transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangible assets. Once adopted, these standards prohibit amortization of goodwill, but require transitional and annual impairment reviews that may result in the recognition of losses, among other requirements. While we have not yet completed our assessment of the impact of these statements on our financial statements, adoption will result in a reduction in our amortization expense but will have no impact on cash flow. We will adopt these standards in the first quarter of 2002.

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Tredegar's Annual Meeting of Shareholders was held on May 24, 2001. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

     (a)          Election of Directors

                                               No. of           No. of Votes
                  Nominee                    Votes "For"         "Withheld"
                  -------                    -----------         ----------
                  John D. Gottwald           33,382,493          2,105,785
                  Thomas G. Slater, Jr.      34,753,808             734,470

                  There were no broker non-votes with respect to the election of directors.

     (b)          Approval of Auditors

                  Approval of the designation of PricewaterhouseCoopers LLP as the auditors for Tredegar for the fiscal year ending December 31, 2001:

                    No. of Votes          No. of Votes         No. of
                        "For"               "Against"        Abstentions
                        -----               ---------        -----------
                     35,362,873              83,293            42,112

                  There were no broker non-votes with respect to the approval of auditors.

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.
                  -----------

                  None

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Tredegar Corporation
                                        (Registrant)



Date:  August 3, 2001                    /s/ N. A. Scher
      -------------------------         ----------------------------------------
                                        Norman A. Scher
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date:  August 3, 2001                    /s/ Michelle O. Mosier
      -------------------------         ----------------------------------------
                                        Michelle O. Mosier
                                        Corporate Controller
                                        (Principal Accounting Officer)