Form 10-Q
period 2001-09-30
TREDEGAR CORP
filed 2001-11-14
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

 ___              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
/ X /             OF THE SECURITIES EXCHANGE ACT OF 1934
----

For the quarterly period ended September 30, 2001

                                       OR

 ___              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
/   /             OF THE SECURITIES EXCHANGE ACT OF 1934
----


For the transition period from                        to
                               ---------------------      ----------------------

                         Commission file number 1-10258
                                                -------

                              Tredegar Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                          54-1497771
---------------------------------                  -----------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

1100 Boulders Parkway
Richmond, Virginia                                         23225
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (804) 330-1000
                                                     --------------

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.Yes   X      No
                                             -----       -----

         The number of shares of Common Stock, no par value, outstanding as of October 29, 2001: 38,124,727.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              Tredegar Corporation
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)

                                                         Sept. 30,        Dec. 31,
                                                           2001             2000
                                                         ---------        ---------
Assets
Current assets:
    Cash and cash equivalents                            $ 74,081         $ 44,530
    Receivable from securities brokers                        480              292
    Accounts and notes receivable                         102,705           96,652
    Income taxes recoverable                                8,348            3,857
    Inventories                                            43,832           46,825
    Deferred income taxes                                  13,630           13,788
    Prepaid expenses and other                              3,132            2,818
                                                         ---------        ---------
      Total current assets                                246,208          208,762
                                                         ---------        ---------
Property, plant and equipment, at cost                    538,404          518,174
Less accumulated depreciation                             268,182          244,667
                                                         ---------        ---------
      Net property, plant and equipment                   270,222          273,507
                                                         ---------        ---------
Venture capital investments                               169,506          232,259
Other assets and deferred charges                          56,260           49,661
Goodwill and other intangibles                            137,999          139,579
                                                         ---------        ---------
      Total assets                                       $880,195         $ 903,768
                                                         =========        =========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                     $ 50,127         $ 51,818
    Accrued expenses                                       44,037           36,593
                                                         ---------        ---------
      Total current liabilities                            94,164           88,411
Long-term debt                                            264,767          268,102
Deferred income taxes                                      26,880           40,650
Other noncurrent liabilities                                9,407            8,877
                                                         ---------        ---------
      Total liabilities                                   395,218          406,040
                                                         ---------        ---------
Shareholders' equity:
    Common stock, no par value                            106,764          106,587
    Common stock held in trust for savings
      restoration plan                                     (1,212)          (1,212)
    Unrealized gain on available-for-sale securities        8,624           29,331
    Foreign currency translation adjustment                (5,697)          (5,732)
    Loss on derivative financial instruments               (1,983)               -
    Retained earnings                                     378,481          368,754
                                                         ---------        ---------
      Total shareholders' equity                          484,977          497,728
                                                         ---------        ---------
      Total liabilities and shareholders' equity         $880,195         $ 903,768
                                                         =========        =========

                 See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)

                                                               Third Quarter                  Nine Months
                                                             Ended September 30            Ended September 30
                                                         --------------------------      ----------------------
                                                           2001             2000           2001          2000
                                                         ---------        ---------      ---------     --------
Revenues:
    Gross sales                                          $202,380        $ 219,678       $599,311     $684,198
    Freight                                                 3,968            4,051         11,653       12,840
                                                         ---------        ---------      ---------     --------
    Net sales                                             198,412          215,627        587,658      671,358
    Other income (expense), net                            (4,151)          79,641         (7,839)     113,567
                                                         ---------        ---------      ---------     --------
      Total                                               194,261          295,268        579,819      784,925
                                                         ---------        ---------      ---------     --------

Costs and expenses:
    Cost of goods sold                                    160,473          177,170        478,310      542,172
    Selling, general and administrative                    12,539           15,236         35,870       41,161
    Research and development                                9,014            6,910         24,271       18,887
    Amortization of goodwill and other intangibles          1,226            1,276          3,682        3,828
    Interest                                                2,954            4,455         10,227       13,057
    Unusual items                                           9,848           16,870         10,477       21,829
                                                         ---------        ---------      ---------     --------
      Total                                               196,054          221,917        562,837      640,934
                                                         ---------        ---------      ---------     --------
Income (loss) from continuing operations
    before income taxes                                    (1,793)          73,351         16,982      143,991
Income taxes                                                 (679)          26,313          4,082       52,122
                                                         ---------        ---------      ---------     --------
Income (loss) from continuing operations                   (1,114)          47,038         12,900       91,869
Income from discontinued operations                             -                -          1,396            -
                                                         ---------        ---------      ---------     --------
Net income (loss)                                        $ (1,114)        $ 47,038       $ 14,296     $ 91,869
                                                         =========        =========      =========     ========

Earnings (loss) per share:
    Basic:
      Continuing operations                                $ (.03)          $ 1.24          $ .34       $ 2.43
      Discontinued operations                                   -                -            .04            -
                                                         ---------        ---------      ---------     --------
      Net income (loss)                                    $ (.03)          $ 1.24          $ .38       $ 2.43
                                                         =========        =========      =========     ========

    Diluted:
      Continuing operations                                $ (.03)          $ 1.21          $ .33       $ 2.36
      Discontinued operations                                   -                -            .04            -
                                                         ---------        ---------      ---------     --------
      Net income (loss)                                    $ (.03)          $ 1.21          $ .37       $ 2.36
                                                         =========        =========      =========     ========

Shares used to compute earnings (loss) per share:
    Basic                                                  38,059           37,944         38,055       37,859
    Diluted                                                38,059           38,847         38,824       38,952

Dividends per share                                         $ .04            $ .04          $ .12        $ .12

                 See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                Nine Months
                                                                             Ended September 30
                                                                          ------------------------
                                                                            2001           2000
                                                                          ---------      ---------
Cash flows from operating activities:
     Net income                                                           $ 14,296       $ 91,869
     Adjustments for noncash items:
      Income from discontinued operations                                   (1,396)             -
      Depreciation                                                          24,149         23,734
      Amortization of intangibles                                            3,682          3,828
      Write-off of goodwill                                                      -          9,950
      Deferred income taxes                                                    521          1,661
      Accrued pension income and postretirement benefits                    (7,740)        (5,703)
      Loss (gain) on venture capital investments                             8,976       (112,839)
      Loss on equipment writedowns and divestitures                          5,721         11,689
      Allowance for doubtful accounts                                          298          4,010
    Changes in assets and liabilities, net of effects
      from acquisitions and divestitures:
      Accounts and notes receivable                                         (6,613)         5,663
      Inventories                                                            2,883          3,630
      Income taxes recoverable                                              (4,491)             -
      Prepaid expenses and other                                              (309)           329
      Accounts payable                                                        (392)        (1,020)
      Accrued expenses and income taxes payable                              4,555          7,020
    Other, net                                                               1,465           (378)
                                                                          ---------      ---------
      Net cash provided by operating activities                             45,605         43,443
                                                                          ---------      ---------
Cash flows from investing activities:
    Capital expenditures                                                   (30,010)       (60,418)
    Venture capital investments                                            (16,560)       (74,783)
    Proceeds from the sale of venture capital investments                   37,794        112,131
    Proceeds from property disposals and divestitures                        2,224          9,205
    Other, net                                                              (1,775)        (2,328)
                                                                          ---------      ---------
      Net cash used in investing activities                                 (8,327)       (16,193)
                                                                          ---------      ---------
Cash flows from financing activities:
    Dividends paid                                                          (4,569)        (4,554)
    Net decrease in borrowings                                              (3,335)        (5,000)
    Proceeds from exercise of stock options (including
      related income tax benefits realized)                                    177          3,710
                                                                          ---------      ---------
      Net cash used in financing activities                                 (7,727)        (5,844)
                                                                          ---------      ---------
Increase in cash and cash equivalents                                       29,551         21,406
Cash and cash equivalents at beginning of period                            44,530         25,752
                                                                          ---------      ---------
Cash and cash equivalents at end of period                                $ 74,081       $ 47,158
                                                                          =========      =========

                 See accompanying notes to financial statements.

                              TREDEGAR CORPORATION
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries ("Tredegar") contain all adjustments necessary to present fairly, in all material respects, Tredegar's consolidated financial position as of September 30, 2001, and the consolidated results of operations and cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                  Effective January 1, 2001, we adopted the new accounting standard for derivative instruments and hedging activities issued by the Financial Accounting Standards Board. This standard affects our accounting for futures contracts to hedge aluminum price risk and our interest rate swap agreements to hedge interest rate risk.

2. See pages 11 through 13 for information on unusual items recognized during the quarter and the nine months ended September 30, 2001 and 2000.

3. A summary of our venture capital activities for the quarter and nine months ended September 30, 2001 and 2000, is provided below:

                                                                      (In Thousands)
                                                         Third Quarter                 Nine Months
                                                      Ended September 30            Ended September 30
                                                     ---------------------       ------------------------
                                                        2001       2000            2001           2000
                                                     ----------  ---------       ---------      ---------
Carrying value, beginning of period                  $ 198,476   $262,277        $ 232,259      $140,698
Activity for period (pre-tax):
    New investments                                      7,452     27,772          16,560         74,783
    Proceeds from the sale of investments,
      including receivables from security
      brokers                                           (9,740)   (84,909)        (37,982)      (128,344)
    Realized gains                                       5,926     80,301          24,788        117,306
    Realized losses, write-offs and write-downs        (10,041)    (1,003)        (33,764)        (4,467)
    Increase (decrease) in net unrealized gain
      on available-for-sale securities                 (22,567)    73,666         (32,355)       158,128
                                                     ----------  ---------       ---------      ---------
Carrying value, end of period                        $ 169,506   $358,104        $ 169,506      $358,104
                                                     ==========  =========       =========      =========

                  Our remaining unfunded commitments to private venture capital funds totaled approximately $40.3 million at September 30, 2001, and $50.9 million at December 31, 2000.

                  A schedule of investments is provided on the following two pages.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at September 30, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)

                                               Yrs.                                                                    Web Site
             Investment                Symbol Held(a)                  Description                                      (www.)
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Adolor Corporation                 ADLR    2.8    Develops pain-management therapeutic drugs                adolor.com
   Illumina, Inc.                     ILMN    2.9    Fiber optic sensor technology for drug screening          illumina.com
   SignalSoft Corporation             SGSF    3.6    Wireless caller location detection software               signalsoftcorp.com
   Vascular Solutions                 VASC    3.8    Vascular access site closure system                       vascularsolutions.com
   Photon Dynamics, Inc. (f)          PHTN    3.3    Test and repair systems for flat panel display industry   photondynamics.com
   Cisco Systems, Inc. (f)            CSCO    2.2    Worldwide leader in networking for the Internet           cisco.com
   Nortel Networks Corporation (f)    NT      3.5    Networking solutions and services                         nortelnetworks.com
   CardioGenesis Corporation          CGCP    7.3    Coronary revascularization                                eclipsesurg.com
   Openwave Systems, Inc. (f)         OPWV    1.9    Infrastructure applications for the Internet              openwave.com
   Lifeminders.com, Inc.              LFMN    2.0    Online direct marketing of personalized content           lifeminders.com
   Superconductor Tech., Inc.         SCON    1.8    Manufactures filters for wireless networks                suptech.com
   Rosetta Inpharmatics, Inc.         RSTA    4.1    Gene function/drug screening on a chip                    rii.com
   Eprise Corporation                 EPRS    3.3    Web site maintenance & development tool                   eprise.com
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CryoGen                                    6.0    Micro-cryogenic catheters for medical applications        cryogen-inc.com
   Sensitech Inc.                             4.6    Perishable product mgmt. solutions                        sensitech.com
   Bell Geospace                              4.3    Presentation of 3D data to the oil & gas industry         bellgeo.com
   Songbird Medical, Inc.                     4.2    Disposable hearing aids
   RedCreek Communications                    4.1    Internet and intranet security                            redcreek.com
   Appliant, Inc.                             4.0    Software tools for managing executable software           appliant.com
   Ellipsys Technologies, Inc.                3.9    Telephone system error detection                          ellipsystech.com
   HemoSense                                  3.9    Point of care blood coagulation time test device          hemosense.com
   Moai Technologies, Inc.                    3.8    System for holding auctions on the Internet               moai.com
   Babycare, Ltd.                             3.6    Direct retailing of baby care products in China
   NovaLux, Inc.                              3.4    Blue-green light lasers                                   novalux.com
   Xcyte Therapies, Inc.                      3.2    Develops drugs to treat cancer & other disorders          xcytetherapies.com
   Advanced Diagnostics, Inc.                 2.9    3-D medical imaging equipment
   Praxon, Inc.                               2.8    Integrated business communications equipment              praxon.com
   AdiCom Wireless, Inc.                      2.7    Wireless local loop technology                            adicomwireless.com
   EndoVasix, Inc.                            2.7    Device for treatment of ischemic strokes                  endovasix.com
   eWireless, inc.                            2.7    Technology linking cell phone users & advertising         ewireless.com
   Cooking.com, Inc.                          2.5    Sales of cooking-related items over the Internet          cooking.com
   MediaFlex.com                              2.5    Internet-based printing & publishing                      mediaflex.com
   eBabyCare Ltd.                             2.3    Sales of babycare products over the Internet in China
   Kodiak Technologies, Inc.                  2.3    Cooling products for organ & pharma transport             kodiaktech.com
   Artemis Medical, Inc.                      2.2    Medical devices for breast cancer surgery
   CEPTYR, Inc.                               2.2    Develops small molecule drugs                             ceptyr.com
   GreaterGood.com                            2.2    Internet marketing targeted at donors to charities        greatergood.com
   Etera Corporation                          2.1    Sales of branded perennial plants over the Internet       etera.com
   ThinkFree.com                              2.0    Java-based software complementary to Microsoft Office     thinkfree.com
   BroadRiver Communications                  1.9    Local DSL provider                                        purepacket.com
   Quarry Technologies, Inc.                  1.9    Technology for delivery of differentiated service levels  quarrytech.com
   Norborn Medical, Inc.                      1.8    Device for treatment of cardiovascular disease
   FastTrack Systems, Inc.                    1.7    Clinical trial data management information systems
   Riveon, Inc.                               1.6    Web-based data mining software for business managers
   MedManage Systems Inc.                     1.5    Management of prescription drug sampling programs
   Linx Communications, Inc.                  1.3    Unified communications and messaging systems
   Infinicon, Inc.                            1.3    Manufacturer of infiniband input/output products
   Cbyon, Inc.                                1.2    Provider of software image data to assist surgeons
   Extreme Devices                            1.0    Manufacturer of integrated, solid-state electron source
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
See notes on page 7.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at September 30, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)
                                         Public Common Stock or
                                         Equivalents at 9/30/01               9/30/01 (e)                    12/31/00 (e)
                                      ---------------------------  -----------------------------------------------------------------
                                                        Estimated
                                                       Restricted  Estimated                      Estimated
                                      Shares   Closing Stock Dis-    Fair     Carrying    Cost       Fair      Carrying        Cost
             Investment                Held     Price   count (c)  Value (b)  Value (b)  Basis    Value (b)    Value (b)       Basis
------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
   Adolor Corporation                   583   $ 16.93        0%   $ 9,876  $ 9,876     $ 2,386    $ 12,291    $ 12,291      $ 3,000
   Illumina, Inc.                     1,380      6.50        0%     8,970    8,970       3,282      21,395      21,395        3,925
   SignalSoft Corporation               412      3.93        0%     1,612    1,612       1,330       7,261       7,261        3,006
   Vascular Solutions                   861      1.77        0%     1,523    1,523       2,429       5,060       5,060        2,450
   Photon Dynamics, Inc. (f)             21     23.15       20%       387      387         940      14,993       3,825        4,700
   Cisco Systems, Inc. (f)               14     12.18        0%       165      165         200         405         405          200
   Nortel Networks Corporation (f)       25      5.61       20%       113      105         117         617         617          117
   CardioGenesis Corporation            113       .84        0%        95       95         616         381         381        2,464
   Openwave Systems, Inc. (f)             1     12.75        0%        18       18           7       2,689       2,689          348
   Lifeminders.com, Inc.                  4      1.55        0%         7        7          17           -           -            -
   Superconductor Tech., Inc.             -         -        0%         -        -           -         603         603          552
   Rosetta Inpharmatics, Inc.             -         -        0%         -        -           -      13,599      13,599        4,745
   Eprise Corporation                     -         -        0%         -        -           -       2,633       2,633        2,382
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held                       22,766   22,758      11,324      81,927      70,759       27,889
------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
   CryoGen                                                          4,432    3,179       3,179       4,265       3,054        3,054
   Sensitech Inc.                                                   3,197    2,333       2,333       3,154       2,333        2,333
   Bell Geospace                                                        -        -       3,500           -           -        3,500
   Songbird Medical, Inc.                                           3,190    3,190       4,210       8,013       4,210        4,210
   RedCreek Communications                                              -        -       2,256         706         549        2,256
   Appliant, Inc.                                                   6,439    3,899       3,899       6,352       3,899        3,899
   Ellipsys Technologies, Inc.                                          -        -       2,275           -           -        2,275
   HemoSense                                                        2,771    2,485       2,485       2,733       2,485        2,485
   Moai Technologies, Inc.                                              -        -       2,021       6,263       2,021        2,021
   Babycare, Ltd.                                                       -        -       1,009           -           -        1,009
   NovaLux, Inc.                                                   50,721   10,149      10,149      50,801      10,149       10,149
   Xcyte Therapies, Inc.                                            5,589    3,795       3,795       5,598       3,795        3,795
   Advanced Diagnostics, Inc.                                       2,032    2,121       2,121       1,321       1,371        1,371
   Praxon, Inc.                                                         -        -       2,309           -           -        2,309
   AdiCom Wireless, Inc.                                                -        -       4,062       2,648       2,648        4,062
   EndoVasix, Inc.                                                  4,263    4,000       4,000       4,270       4,000        4,000
   eWireless, inc.                                                 47,652    2,250       2,250      47,728       2,250        2,250
   Cooking.com, Inc.                                                1,500    1,500       4,500       1,500       1,500        4,500
   MediaFlex.com                                                        -        -       3,500       4,085       3,500        3,500
   eBabyCare Ltd.                                                       -        -         314           -           -          314
   Kodiak Technologies, Inc.                                        2,094    2,094       2,094       1,694       1,694        1,694
   Artemis Medical, Inc.                                            3,267    2,467       2,467       3,201       2,467        2,467
   CEPTYR, Inc.                                                     1,750    1,750       1,750       1,750       1,750        1,750
   GreaterGood.com                                                      -        -       3,797           -           -        3,781
   Etera Corporation                                                    -        -       5,500       5,269       5,000        5,000
   ThinkFree.com                                                    3,773    1,491       1,491       3,696       1,491        1,491
   BroadRiver Communications                                            -        -       4,779       9,136       4,779        4,779
   Quarry Technologies, Inc.                                        2,567    2,567       4,046       3,425       3,425        3,425
   Norborn Medical, Inc.                                                -        -         188           -           -          188
   FastTrack Systems, Inc.                                          7,182    5,479       5,479       7,962       5,134        5,134
   Riveon, Inc.                                                         -        -       1,990       1,700       1,700        1,700
   MedManage Systems Inc.                                           5,200    5,200       5,200       4,000       4,000        4,000
   Linx Communications, Inc.                                          125      125       3,000       3,000       3,000        3,000
   Infinicon, Inc.                                                  3,485    3,485       3,485       3,485       3,485        3,485
   Cbyon, Inc.                                                      3,839    3,839       3,839       3,500       3,500        3,500
   Extreme Devices                                                  5,000    5,000       5,000       5,000       5,000        5,000
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held                  170,068   72,398     118,272     206,255      94,189      113,686
------------------------------------------------------------------------------------------------------------------------------------
See notes on page 7.

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at September 30, 2001 and December 31, 2000
(In Thousands, Except Per-Share Amounts)

                                                              Yrs.                                                          Web Site
             Investment                                      Held (a)               Description                              (www.)
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)

   Locus Discovery                                            .9      Computational chemogenomics technology
   eTunnels                                                   .8      VPNs across all ISPs and companies
   Elixir                                                     .8      Evaluation technology for anti-aging compounds
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds (period held of
 .8 - 9.0 years) (d)
------------------------------------------------------------------------------------------------------------------------------------
Total investments
Estimated taxes on assumed disposal at fair value
------------------------------------------------------------------------------------------------------------------------------------
Estimated net asset value ("NAV")
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at September 30, 2001 and December 31, 2000               9/30/01(e)                       12/31/00(e)
(In Thousands, Except Per-Share Amounts)                              --------------------------------------------------------------
                                                                      Estimated                         Estimated
                                                                         Fair     Carrying      Cost       Fair    Carrying     Cost
             Investment                                               Value (b)   Value (b)    Basis    Value (b)  Value (b)   Basis
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of public companies held (from page 6)               22,766   22,758     11,324      81,927    70,759     27,889
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal securities of private companies held (from page 6)          170,068   72,398    118,272     206,255    94,189    113,686

   Locus Discovery                                                        6,333    4,000      4,000       3,000     3,000      3,000
   eTunnels                                                               3,000    3,000      3,000       3,000     3,000      3,000
   Elixir                                                                 2,827    2,827      2,827         250       250        250
------------------------------------------------------------------------------------------------------------------------------------
   Total securities of private companies held                           182,228   82,225    128,099     212,505   100,439    119,936
------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds
 (period held of .8 - 9.0 years)                                         77,413   64,523     72,370     109,099    61,061     65,271
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                       282,407 $169,506  $211,793     403,531   $232,259   $213,096
                                                                                --------------------            --------------------
Estimated taxes on assumed disposal at fair value                        25,421                          68,557
--------------------------------------------------------------------------------                    ------------
Estimated net asset value ("NAV")                                     $ 256,986                       $ 334,974
--------------------------------------------------------------------------------                    ------------


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

(d) At September 30, 2001, Tredegar had ownership interests in 28 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

Indirect Investment        Symbol         Description
--------------------------------------------------------------------------------------------------------------
Adolor Corporation         ADLR     Develops pain-management therapeutic drugs (adolor.com)
Illumina, Inc.             ILMN     Fiber optic sensor technology for drug screening (illumina.com)
Array Biopharma            ARRY     Drug discovery research using innovative chemistry (arraybiopharma.com)
Seattle Genetics           SGEN     Biopharmaceuticals for treatment of cancers (seattlegenetics.com)
Universal Access, Inc.     UAXS     Wholesale provider of high bandwidth services (universalaccessinc.com)
ASAT Holdings              ASTT     Provider of semiconductor assemply and testing services (asat.com)
Lucent Technologies, Inc.  LU       Developer and manufacturer of communications systems (lucent.com)
Metromedia Fiber Network   MFNX     Provider of high-band width fiber optic communications (mmfn.com)
--------------------------------------------------------------------------------------------------------------


                                                                                Indirect
                               Indirect                                   -------------------
                             Interest in                       Restricted  Estimated
                                Common          Closing        Stock Dis-     Fair        Cost
Indirect Investment             Shares           Price           count       Value       Basis
----------------------------------------------------------------------------------------------
Adolor Corporation                85              16.93          20%         1,148        411
Illumina, Inc.                   203               6.50          20%         1,056        333
Array Biopharma                  129               9.02          20%           933        279
Seattle Genetics                 120               5.00          20%           481        219
Universal Access, Inc.           736               0.74          20%           436        521
ASAT Holdings                    188               2.75          20%           414        449
Lucent Technologies, Inc.         71               5.73           0%           405         59
Metromedia Fiber Network         447               0.34          20%           122        546
----------------------------------------------------------------------------------------------

(e) Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

(f) Public company stock received from the acquisition of a private company in the portfolio.

                  Certain events subsequent to September 30, 2001, indicate that there has been a $50 million reduction in the estimated fair value of private companies in our venture capital investment portfolio (a $30 million reduction in NAV). A write-off of related cost basis (carrying value) is expected in the fourth quarter of approximately $2 million ($1.3 million after income taxes).

4. Comprehensive income (loss), defined as net income (loss) and other comprehensive income (loss), was a loss of $17.5 million for the third quarter of 2001 and income of $89 million for the third quarter of 2000. Comprehensive income (loss) was a loss of $8.4 million for the first nine months of 2001 and income of $187.2 million for the first nine months of 2000. Other comprehensive income (loss) for both periods includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders' equity. For 2001, other comprehensive income (loss) includes the cumulative-effect adjustment for the adoption of the new accounting standard for derivative financial instruments (see Note 1) and changes in the gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders' equity.

5.       The components of inventories are as follows:

                                                  (In Thousands)
                                              Sept. 30,   Dec. 31,
                                                2001       2000
                                            ----------  ---------
         Finished goods                        $ 7,225    $ 7,997
         Work-in-process                         4,386      4,314
         Raw materials                          20,771     23,889
         Stores, supplies and other             11,450     10,625
                                             ----------  ---------
             Total                            $ 43,832   $ 46,825
                                             ==========  =========

6. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                        (In Thousands)
                                                         Third Quarter                 Nine Months
                                                      Ended September 30            Ended September 30
                                                     ---------------------       ------------------------
                                                        2001       2000            2001           2000
                                                     ----------  ---------       ---------      ---------
Weighted average shares outstanding used
    to compute basic earnings per share                 38,059     37,944          38,055         37,859
Incremental shares issuable upon the
    assumed exercise of stock options                        -        903             769          1,093
                                                     ----------  ---------       ---------      ---------
Shares used to compute diluted earnings
    per share                                           38,059     38,847          38,824         38,952
                                                     ==========  =========       =========      =========

                  Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. No incremental shares were assumed exercised in the third quarter of 2001 due to their anti-dilutive effect on the loss per share recognized for the period.

7. On April 27, 2001, we entered into a two-year interest rate swap agreement, with a notional amount of $50 million, under which we pay to a counterparty a fixed interest rate of 4.85% and the counterparty pays us a variable interest rate based on one-month LIBOR reset each month. This swap has been designated as and is accounted for as a cash flow hedge. It effectively fixes the rate on $50 million of our $250 million term loan at 4.85% plus the applicable credit spread (currently 62.5 basis points).

                  On June 22, 2001, we entered into another two-year interest rate swap agreement, with a notional amount of $25 million, under which we pay to a counterparty a fixed interest rate of 4.64% and the counterparty pays us a variable interest rate based on one-month LIBOR reset each month. This swap has been designated as and is accounted for as a cash flow hedge. It effectively fixes the rate on $25 million of our $250 million term loan at 4.64% plus the applicable credit spread (currently 62.5 basis points).

8. The overall effective tax rate for the quarter ended September 30, 2001 is 37.9% versus 35.9% for the same quarter of prior year. The change is due to the amount of non-deductible expenses relative to the pretax loss.

                  The overall effective tax rate from continuing operations for the nine months ended September 30, 2001 is 24% compared with 36.2% in the same period of the prior year. The decline in the overall rate is due primarily to the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

                  Results for the nine months also include an after-tax gain from discontinued operations of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

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

                  We anticipate that adoption of these standards will result in an annual reduction of amortization expense of approximately $4.6 million ($3 million after income taxes). Additionally, we will reclassify from intangible assets to goodwill approximately $396,000 related to the Therics workforce, which no longer qualifies as a separately identifiable intangible asset. We have not yet completed the transitional impairment review. We will adopt these standards in the first quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              Results of Operations

               Third Quarter 2001 Compared with Third Quarter 2000

         The loss for the third quarter of 2001 was $1.1 million (three cents per share), compared with net income of $47 million in 2000 ($1.21 per share). Results in the third quarter of 2001 include $3.6 million (nine cents per share) of realized net after-tax losses from venture capital investments compared with net after-tax gains of $49.8 million ($1.28 per share) in the third quarter of 2000. The third quarter of 2001 also includes an after-tax charge of $6.3 million (17 cents per share) related to two plant closings, while results in 2000 include a net after-tax charge of $10.8 million (28 cents per share) related primarily to a write-off of excess capacity and associated goodwill in our plastic films business.

         Pre-tax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 14. Operating expenses (primarily management fee expenses) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Venture capital investments" in the operating profit table.

         After-tax depreciation in the net asset value ("NAV") of the venture capital investment portfolio during the third quarter was $32.2 million. At September 30, 2001, the NAV of the portfolio was $257 million. For more information on our venture capital investment activities, see pages 15-17 and
Note 3 on pages 5-8 (including discussion of events subsequent to September 30, 2001, affecting the venture capital investment portfolio).

         Net sales in the third quarter of 2001 decreased by 8% compared with 2000 due primarily to lower volume in Aluminum Extrusions (volume down 14%). For more information on net sales, see the business segment review beginning on page 14.

         The gross profit margin during the third quarter of 2001 increased to 19.1% from 17.8% in 2000. The improved profit margin was driven mainly by higher sales of new higher-margin products in Film Products. The gross profit margin in 2000 was negatively impacted by higher production costs associated with the commercialization of new products in Film Products.

         SG&A expenses in the third quarter of 2001 were $12.5 million, down from $15.2 million in 2000. The decline in SG&A expenses is primarily due to a $3.5 million charge in the third quarter of 2000 for a provision for doubtful accounts related to two film customers. As a percentage of net sales, SG&A expenses were 6.3% in the third quarter of 2001 compared with 7.1% in 2000.

         R&D expenses increased to $9 million in the third quarter of 2001 versus $6.9 million in 2000 primarily due to higher spending in Tredegar Biotech (Molecumetics and Therics) in support of increased research and development efforts.

         Unusual items in the third quarter of 2001 totaled $9.8 million ($6.3 million after income taxes) and included:

- a charge of $6.8 million ($4.4 million after income taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment ($4.5 million), severance costs ($710,000), excess working capital ($890,000) and other items ($700,000); and
- a charge of $3 million ($1.9 million after income taxes) for the shutdown of the films manufacturing facility in Tacoma, Washington, including an impairment loss for equipment ($1.2 million), dismantling of equipment and restoration of the leased space ($700,000), excess working capital ($650,000) and other items ($450,000).

         Unusual items in the third quarter of 2000 totaled $16.9 million ($10.8 million after income taxes) and included:

- a charge of $17.9 million ($11.4 million after income taxes) for the write-off of excess production capacity at our plastic films plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7.9 million and an impairment loss for the related goodwill of $10 million; and
- a reversal of $1 million ($640,000 after income taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, films manufacturing facility due to revised estimates.

         Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $717,000 in the third quarter of 2001 and $494,000 in 2000. The average tax-equivalent yield earned on cash equivalents was approximately 3.6% in the third quarter of 2001 and 6.5% in the third quarter of last year. The average cash and cash equivalents balance was approximately $78 million for the third quarter of 2001 versus approximately $30 million in 2000. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

         Interest expense decreased to $3 million in the third quarter of 2001 from $4.5 million in 2000 due to a lower overall average interest rate and lower average debt outstanding. The average rate on variable-rate debt (approximately $255 million in 2001 versus $260 million in 2000), including the portion fixed by interest rate swaps (see Note 7 on pages 8-9), was 4.4% in the third quarter of 2001 versus 7.35% in 2000. The average rate on fixed-rate debt ($10 million in the third quarter of 2001 and $15 million in the third quarter of 2000) was 7.2% in both periods.

         The effective tax rate from manufacturing operations, excluding unusual items, decreased to 35.5% in the third quarter of 2001 from 36.5% in 2000 due to lower taxes accrued on income from foreign operations. The overall effective tax rate for the quarter was 37.9% versus 35.9% in the same quarter of the prior year. The change is due to the amount of non-deductible expenses relative to the pretax loss.

                 Nine Months 2001 Compared with Nine Months 2000

         Net income for the first nine months of 2001 was $14.3 million, down from $91.9 million in 2000 (37 cents per share versus $2.36 per share). Results for 2001 include $8.8 million (23 cents per share) of realized after-tax losses from venture capital investments compared with a gain of $69.8 million ($1.79 per share) in 2000. Results in 2001 also include an after-tax gain of $2.5 million (seven cents per share) related to the reversal of income tax contingency accruals and related interest received on tax overpayments upon favorable conclusion of certain IRS examinations and a gain of $1.4 million (four cents per share) related to the reversal of income tax contingency accruals associated with discontinued operations.

         The after-tax depreciation in the NAV of the venture capital investment portfolio through the first nine months of this year was $66.9 million. See Note 3 on pages 5-8 for more information on our venture capital investment activities, including discussion of events subsequent to September 30, 2001, affecting the venture capital investment portfolio.

         Net sales for the nine months ended September 30, 2001, decreased by 12.5% compared with the same period of last year. The lower net sales are due to lower volume in both Aluminum Extrusions (volume down 21%) and Film Products (volume down 6%). The impact on net sales of the decrease in volume in Film Products was offset by higher sales of new higher-margin products. For more information on net sales, see the business segment review beginning on page 14.

         The gross profit margin for the first nine months of 2001 decreased to 18.6% from 19.2% in 2000 primarily due to lower profit in Aluminum Extrusions resulting from lower volume.

         SG&A expenses were $35.9 million in 2001, down from $41.2 million in 2000. The decrease is primarily attributable to lower employee-related costs and the $3.5 million provision for doubtful accounts related to two film customers recorded in 2000. As a percentage of net sales, SG&A expenses were flat at 6.1% in both periods.

         R&D expenses increased to $24.3 million in 2001 from $18.9 million in 2000 due to higher spending in Tredegar Biotech in support of increased research and development efforts.

         Unusual items for the nine months ended September 30, 2001, totaled $10.5 million ($4.8 million after income taxes) and included:

- a charge of $1.6 million ($1 million after income taxes) for further rationalization in the plastic films business;
- a gain of $1 million ($621,000 after income taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in "Corporate expenses, net" in the net sales and operating profit by segment table);
- an income tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in "Income taxes" in the Consolidated Statements of Income)
- a charge of $6.8 million ($4.4 million after income taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment ($4.5 million), severance costs ($710,000), excess working capital ($890,000) and other items ($700,000); and
- a charge of $3 million ($1.9 million after income taxes) for the shutdown of the films manufacturing facility in Tacoma, Washington, including an impairment loss for equipment ($1.2 million), dismantling of equipment and restoration of the leased space ($700,000), excess working capital($650,000) and other items ($450,000).

         Results for the nine months also include an after-tax gain from discontinued operations of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

         Unusual items for the nine months ended September 30, 2000, totaled $21.8 million ($14 million after income taxes) and included:

- a charge of $5.3 million ($3.4 million after income taxes) for the shutdown of a plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment ($4.1 million), severance costs ($700,000), and excess inventory and other items ($450,000);
- a charge of $191,000 ($122,000 after income taxes) for costs associated with the evaluation of financing and structural options for Tredegar Investments;
- a gain of $525,000 ($336,000 after income taxes) for the sale of Fiberlux, Inc.;
- a charge of $17.9 million ($11.4 million after income taxes) for the write-off of excess production capacity at our plastic films plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7.9 million and an impairment loss for the related goodwill of $10 million; and
- a reversal of $1 million ($640,000 after income taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revised estimates.

         Interest income for 2001 was $2.1 million versus $1.4 million in 2000. The average cash and cash equivalents balance was approximately $65 million for the nine months ended September 30, 2001 versus approximately $22 million for the same period in 2000. The average tax-equivalent yield earned on cash equivalents was approximately 4.4% for 2001 and 6.2% for 2000.

         Interest expense decreased to $10.2 million in 2001 from $13.1 million in 2000 due to a lower overall average interest rate and lower average debt outstanding. The average rate on variable-rate debt ($254.4 million in 2001 versus $254.3 million in 2000) was 5.4% in 2001 versus 7.1% in 2000. The average rate on fixed-rate debt ($13 million in 2001 and $18 million in 2000) was 7.2% in both periods.

         The effective income tax rate from manufacturing operations, excluding unusual items, decreased to 35.5% in 2001 from 36.5% in 2000 due to lower taxes accrued on income from foreign operations. The overall effective tax rate from continuing operations for the nine months ended September 30, 2001, is 24% compared with 36.2% in 2000. The decline in the overall rate is due primarily to the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

Business Segment Review

         The following tables present Tredegar's net sales and operating profit by segment for the third quarter and nine months ended September 30, 2001 and 2000.

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                               Third Quarter                        Nine Months
                                            Ended September 30                  Ended September 30
                                         -------------------------        -------------------------------
                                             2001         2000                2001               2000
                                         ------------- -----------        -------------      ------------
Film Products                                $ 99,016    $ 95,058            $ 286,589         $ 288,448
Aluminum Extrusions                            98,722     118,622              297,228           375,467
Fiberlux                                            -           -                    -             1,856
Tredegar Biotech:
    Molecumetics                                  581       1,826                3,485             5,278
    Therics                                        93         121                  356               309
                                         ------------- -----------        -------------      ------------
    Total net sales                         $ 198,412   $ 215,627            $ 587,658         $ 671,358
                                        ============= ===========        =============      ============



                           Operating Profit by Segment
                                 (In Thousands)
                                   (Unaudited)

                                               Third Quarter                        Nine Months
                                            Ended September 30                  Ended September 30
                                         -------------------------        -------------------------------
                                             2001         2000                2001               2000
                                         ------------- -----------        -------------      ------------
Film Products:
    Ongoing operations                       $ 16,107     $ 7,675             $ 44,073          $ 36,206
    Unusual items                              (3,000)    (16,870)              (4,600)          (22,163)
                                         ------------- -----------        -------------      ------------
    Total Film Products                        13,107      (9,195)              39,473            14,043
                                         ------------- -----------        -------------      ------------
Aluminum Extrusions:
    Ongoing operations                          7,191      12,941               23,743            45,786
    Unusual items                              (6,848)          -               (6,848)                -
                                         ------------- -----------        -------------      ------------
    Total Aluminum Extrusions                     343      12,941               16,895            45,786
                                         ------------- -----------        -------------      ------------
Fiberlux:
    Ongoing operations                              -           -                    -              (264)
    Unusual items                                   -           -                    -               525
                                         ------------- -----------        -------------      ------------
    Total Fiberlux                                  -           -                    -               261
                                         ------------- -----------        -------------      ------------
Tredegar Biotech:
    Molecumetics                               (3,121)     (1,014)              (6,277)           (3,521)
    Therics                                    (3,602)     (1,930)              (9,170)           (5,783)
                                         ------------- -----------        -------------      ------------
    Total Tredegar Biotech                     (6,723)     (2,944)             (15,447)           (9,304)
                                         ------------- -----------        -------------      ------------
Tredegar Investments:
    Venture capital investments                (5,622)     77,843              (13,693)          109,046
    Unusual items                                   -           -                    -              (191)
                                         ------------- -----------        -------------      ------------
    Total Tredegar Investments                 (5,622)     77,843              (13,693)          108,855
                                         ------------- -----------        -------------      ------------
Total operating profit                          1,105      78,645               27,228           159,641
Interest income                                   717         494                2,131             1,391
Interest expense                                2,954       4,455               10,227            13,057
Corporate expenses, net                           661       1,333                2,150             3,984
                                         ------------- -----------        -------------      ------------
Income (loss) from continuing
     operations before income taxes            (1,793)     73,351               16,982           143,991
Income taxes                                     (679)     26,313                4,082            52,122
                                         ------------- -----------        -------------      ------------
Income (loss) from continuing operations       (1,114)     47,038               12,900            91,869
Income from discontinued operations                 -           -                1,396                 -
                                         ------------- -----------        -------------      ------------
Net income (loss)                            $ (1,114)   $ 47,038             $ 14,296          $ 91,869
                                         ============= ===========        =============      ============

         Third-quarter net sales in Film Products increased 4% to $99 million while operating profit, excluding unusual items, was $16.1 million compared with $7.7 million in 2000. On a year-to-date basis, net sales in Film Products were relatively flat at $286.6 million while operating profit, excluding unusual items increased 21.7%. Volume in Film Products for the nine months ended September 30, 2001 declined 6% compared with the same period of last year. The decline in volume is primarily due to lower demand for our diaper backsheet film. The profit impact of the volume decline in diaper backsheet was offset by higher sales of new, higher-margin specialty film components for diapers and feminine hygiene products. Additionally, last year's third-quarter operating profit included a $3.5 million charge for doubtful accounts.

         In Aluminum Extrusions, third-quarter net sales were down 16.8% to $98.7 million while operating profit, excluding unusual items, was $7.2 million, down 44.4% versus the third quarter of 2000. On a year-to-date basis, net sales declined 20.8% to $297.2 million while operating profit was $23.7 million, down 48.1% compared with the same period of the prior year. The aluminum extrusions industry and Tredegar continue to be affected by poor economic conditions in our end-use markets. Volume for the first nine months of the year declined 21% compared with the same period of the prior year.

         For Tredegar Biotech, revenue was down for the quarter and nine months ended September 30, 2001 compared with the same periods of the prior year. The third-quarter operating loss in 2001 was $6.7 million versus $2.9 million in 2000. On a year-to-date basis, the operating loss was $15.4 million in 2001 versus $9.3 million in 2000. The higher losses in 2001 were due primarily to increased spending at both Molecumetics and Therics in support of research and development efforts.

         The depreciation or appreciation in NAV related to venture capital investment activities for the third quarter and nine months ended September 30, 2001 and 2000 is summarized below:

                                                                           (In Millions)
                                                           Third Quarter                        Nine Months
                                                        Ended September 30                  Ended September 30
                                                     -------------------------        -------------------------------
                                                         2001         2000                2001               2000
                                                     ------------- -----------        -------------      ------------
Net realized gains, losses, write-downs
    and related operating expenses for
    venture capital investments reflected
    in Tredegar's consolidated statements
    of income (net of tax)                                 $ (3.6)     $ 49.8               $ (8.8)           $ 69.8
Change in unrealized appreciation of venture
    capital investments (net of tax)                        (28.6)       51.7                (58.1)            180.3
                                                     ------------- -----------        -------------      ------------
After-tax appreciation (depreciation) in NAV
    related to investment performance                     $ (32.2)    $ 101.5              $ (66.9)          $ 250.1
                                                     ============= ===========        =============      ============


         See Note 3 on pages 5-8 for more information on our venture capital investment activities, including a discussion of events subsequent to September 30, 2001, affecting the NAV of our venture capital investment portfolio.

         The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the changes in NAV during the quarter and nine months ended September 30, 2001:

                                                                                                     (In Millions)
                                                                                              Appreciation (Depreciation)
                                                                                                   in Estimated NAV
                                                                                            -----------------------------
                                                                                              3rd Quarter     Nine Months
                                                                                                 Ended           Ended
        Investment                                     Reason for Change                        9/30/01         9/30/01
-------------------------------------------------------------------------------------------------------------------------
Public companies:
     Photon Dynamics, Inc.                      Acquisition of IRSI, a direct holding            $ 0.3          $ (7.7)
     Illumina, Inc.                             Change in stock price                             (5.2)           (6.3)
     Vascular Solutions                         Change in stock price                             (3.7)           (2.3)
     Cosine Communications                      Change in stock price                                -            (2.2)
     Universal Access                           Change in stock price                             (1.7)           (2.2)
     SignalSoft Corporation                     Change in stock price                             (2.2)           (1.3)
     Eprise Corporation                         Change in stock price                                -            (1.0)
     Adolor Corporation                         Change in stock price                             (2.0)            0.4
Private companies:
     Venture capital funds                      Various (lower valuations)                        (8.7)          (16.1)
     BroadRiver Communications                  Lower valuation                                      -            (5.8)
     Moai Technologies, Inc.                    Lower valuation                                   (3.0)           (4.0)
     Etera Corporation                          Lower valuation                                      -            (3.7)
     Songbird Medical, Inc.                     Lower valuation                                   (3.2)           (3.1)
     MediaFlex.com                              Lower valuation                                      -            (2.6)
     Linx Communications, Inc.                  Lower valuation                                   (1.8)           (1.8)
     AdiCom Wireless, Inc.                      Lower valuation                                      -            (1.7)
     Riveon                                     Lower valuation                                      -            (1.3)
     Quarry Technologies, Inc.                  Lower valuation                                      -            (0.9)
     Locus Discovery                            Higher valuation                                   1.5             1.5
Other public and private companies              Various                                           (1.6)           (1.8)
                                                                                            -----------    ------------
Depreciation in NAV before operating expenses                                                    (31.3)          (63.9)
After-tax operating expenses                                                                      (0.9)           (3.0)
                                                                                            -----------    ------------
Depreciation in NAV related to investment performance                                           $(32.2)         $(66.9)
                                                                                            ===========    ============

         The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below:

                                                                                   (In Millions)
                                                                         Sept. 30,          Dec. 31,
                                                                            2001               2000
                                                                        -------------------------------
Cost basis of investments                                                    $ 211.8           $ 213.1
Write-downs taken on securities held (charged to earnings)                     (55.7)            (26.6)
Unrealized appreciation on public securities held by Tredegar
    (reflected directly in equity net of deferred income taxes)                 13.4              45.8
                                                                        -------------      ------------
Carrying value of investments reflected in the balance sheet                   169.5             232.3
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture
    capital funds                                                              112.9             171.3
                                                                        -------------      ------------
Estimated fair value of venture capital investments                            282.4             403.6
Estimated income taxes on assumed disposal at fair value                       (25.4)            (68.6)
                                                                        -------------      ------------
NAV of venture capital investments                                           $ 257.0           $ 335.0
                                                                        =============      ============

         Changes in NAV for the quarter and nine months ended September 30, 2001 and 2000 are summarized below:

                                                                            (In Millions)
                                                           Third Quarter                        Nine Months
                                                        Ended September 30                  Ended September 30
                                                    -------------------------        -------------------------------
                                                         2001         2000                2001               2000
                                                     ------------- -----------        -------------      ------------
NAV at beginning of period                                $ 289.0     $ 347.2              $ 335.0           $ 180.2
                                                     ------------- -----------        -------------      ------------
After-tax appreciation (depreciation) in NAV
    related to investment performance
    (net of operating expenses)                             (32.2)      101.5                (66.9)            250.1
After-tax operating expenses funded by Tredegar                .9         1.1                  3.0               2.6
New investments                                               7.5        27.8                 16.6              74.8
Reduction in NAV due to the sale of investments              (8.2)      (57.0)               (30.7)            (87.1)
                                                     ------------- -----------        -------------      ------------
(Decrease) increase in NAV                                  (32.0)       73.4                (78.0)            240.4
                                                     ------------- -----------        -------------      ------------
NAV at end of the period                                  $ 257.0     $ 420.6              $ 257.0           $ 420.6
                                                     ============= ===========        =============      ============

         Our internal rate of return ("IRR") since inception in 1992 through September 30, 2001, is estimated at 50% (33% after income taxes), but is not necessarily indicative of future performance. IRR is the discount rate that equates the net present value of investment cash inflows with investment cash outflows. The IRR is calculated as an annualized compounded rate of return using actual investment cash flows, modified to incorporate our share of the current valuation of unliquidated holdings and operating expenses (and taxes in case of the after-tax IRR).

                         Liquidity and Capital Resources

         Tredegar's total assets decreased to $880.2 million at September 30, 2001, from $903.8 million at December 31, 2000. The decrease is primarily attributable to the decline in the carrying value of venture capital investments (decrease of $62.8 million to $169.5). This decrease was partially offset by increases in the following:

- Cash and cash equivalents increased ($29.6 million) due to the reasons described on the next page; and
- Higher prepaid pension asset (up $8.1 million) due to pension income recognized during the period.

         The carrying value of the venture capital investments decreased compared with December 31, 2000, for the reasons noted in the table presented in
Note 3 on page 5.

         The reasons for the increase in cash and cash equivalents to $74.1 million at September 30, 2001, from $44.5 million at December 31, 2000, and the decrease in cash and cash equivalents from $25.8 million at December 31, 1999, to $21.4 million at September 30, 2000, are summarized below:

                                                                (In Thousands)
                                                                  Nine Months
                                                               Ended September 30
                                                        --------------------------------
                                                           2001                2000
                                                        -----------        -------------
Cash and cash equivalents, beginning of period            $ 44,530             $ 25,752
                                                        -----------        -------------
Cash provided by (used in) operating activities
    net of capital expenditures and dividends               11,026              (21,529)
Proceeds from the exercise of stock options                    177                3,710
Net decrease in borrowings                                  (3,335)              (5,000)
New venture capital investments, net of proceeds
    from disposals                                          21,234               37,348
Proceeds from divestitures and property disposals            2,224                9,205
Other, net                                                  (1,775)              (2,328)
                                                        -----------        -------------
Net increase in cash and cash equivalents                   29,551               21,406
                                                        -----------        -------------
Cash and cash equivalents, end of period                  $ 74,081             $ 47,158
                                                        ===========        =============

         In 2001, cash provided by continuing operating activities, net of capital expenditures and dividends was $11 million compared with cash used in operating activities, net of capital expenditures and dividends of $21.5 million in 2000. In the table above and in the statements of cash flows, income taxes related to venture capital activities, divestitures and property disposals are classified in operating activities, while related gains and losses are effectively classified with proceeds. In addition, income tax benefits on write-downs of venture capital investments typically lag financial reporting recognition. Consequently, despite pretax losses for venture capital investments of $9 million for the first nine months of 2001, operating activities include income taxes paid of $7 million for the period. Pretax gains for venture capital investments were $112.8 million for the first nine months of 2000 and cash used in operating activities includes related income taxes paid of $38 million. The remaining change is primarily due to:

-       Changes in working capital;
-       Increased spending at Tredegar Biotech;
-       Lower income from manufacturing operations; and
-       A decrease in the level of capital expenditures.

         Capital expenditures have decreased from $60.4 million in 2000 to $30 million in 2001. Capital expenditures in 2001 reflect the normal replacement of machinery and equipment and the following key capital projects:

- Press modernization at the aluminum extrusion plant in Kentland, Indiana;
- A new plastic films manufacturing facility in Shanghai, China, which began production in the second quarter of 2001 and makes film used primarily for hygiene products; and
- Continued expansion of plastic films manufacturing capacity at the facility in Hungary, which produces disposable films for hygiene products marketed in Europe.

     Capital expenditures in 2000 included the following key capital projects:

- A new feminine hygiene products topsheet film production line at the plant in Terre Haute, Indiana;
- Machinery and equipment purchased for the manufacture of breathable and elastomeric films;
-       Expansion of capacity in Brazil for plastic films for hygiene products;
- Continued expansion of plastic films manufacturing capacity at the Hungary facility;
-       A new plastic films manufacturing facility in Shanghai, China; and
- The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia.

                            New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued two new standards that primarily affect the accounting for acquisitions initiated after June 30, 2001, and the accounting for goodwill. There are transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangible assets. Once adopted, these standards prohibit amortization of goodwill, but require transitional and annual impairment reviews that may result in the recognition of losses, among other requirements.

         We anticipate that adoption of these standards will result in an annual reduction of amortization expense of approximately $4.6 million ($3 million after income taxes). Additionally, we will reclassify from intangible assets to goodwill approximately $396,000 related to the Therics workforce, which no longer qualifies as a separately identifiable intangible asset. We have not yet completed the transitional impairment review. We will adopt these standards in the first quarter of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

         Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks.

          Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products; however, those changes are generally followed by a corresponding change in selling prices. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices, but fluctuations are also generally followed by a corresponding change in selling prices; however, there is no assurance that higher ingot costs can be passed along to customers.

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

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the nine months ended September 30, 2001 and 2000 are presented below:

                  Percentage of Net Sales from Manufacturing
                    Operations Related to Foreign Markets*
--------------------------------------------------------------------------------
                                         Nine Months
                                      Ended September 30
               -----------------------------------------------------------------
                        2001                         2000
               ----------------------     -------------------------------
                Exports      Foreign       Exports      Foreign
               From U.S.   Operations     From U.S.    Operations
               ---------   ----------     ---------    -----------
Canada               3 %         15 %           3 %           18 %
Europe               1            7             1              4
Latin America        3            3             3              2
Asia                 3            1             4              1
               ---------   ----------     ---------    -----------
Total               10 %         26 %          11 %           25 %
               ---------   ----------     ---------    -----------

* Based on consolidated net sales from manufacturing operations
(excluding Tredegar Biotech and Tredegar Investments).

         We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign operations in emerging markets have agreements with certain customers that index the pricing of our products to the U.S. Dollar or the Euro. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro. We believe that our exposure to the Canadian Dollar has been substantially neutralized by the U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S. The acquisition of Exxon Films on May 17, 1999, increased the proportion of assets located in the U.S. It also increased the amount of operating profit earned in the U.S., partially offset by higher U.S. Dollar interest expense on higher debt related to the acquisition.

         We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 15-17 and Note 3 on pages 5-8 for more information.

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibit No.

                  3              Amended By-laws

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Tredegar Corporation
                                    (Registrant)



Date:  November 12, 2001             /s/ D. Andrew Edwards
       ----------------------       --------------------------------------------
                                    D. Andrew Edwards
                                    Vice President, Finance and
                                    Treasurer
                                    (Principal Financial Officer)

Date:  November 12, 2001             /s/ Michelle O. Mosier
       ----------------------       --------------------------------------------
                                    Michelle O. Mosier
                                    Corporate Controller
                                    (Principal Accounting Officer)