Form 10-K
period 2001-12-31
TREDEGAR CORP
filed 2002-02-15
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 28, 2002: * $475,114,625

Number of shares of Common Stock outstanding as of January 28, 2002: 38,151,154

* In determining this figure, an aggregate of 12,329,707 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., Bruce C. Gottwald, John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 28, 2002, as reported by The Wall Street Journal.

Documents Incorporated By Reference

                Portions of the Tredegar Corporation ("Tredegar") Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders around March 12, 2002.

Index to Annual Report on Form 10-K
Year Ended December 31, 2001

Part I	Page

Item 1.	Business	1-7

Item 2.	Properties	7-8

Item 3.	Legal Proceedings	None

Item 4.	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5.	Market for Tredegar's Common Equity and Related	9-10
Stockholder Matters

Item 6.	Selected Financial Data	10-17

Item 7.	Management's Discussion and Analysis of Financial Condition	18-36
and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 8.	Financial Statements and Supplementary Data	37-72

Item 9.	Changes In and Disagreements With Accountants on Accounting	None
and Financial Disclosures

Part III

Item 10.	Directors and Executive Officers of Tredegar *	37-38

Item 11.	Executive Compensation	*

Item 12.	Security Ownership of Certain Beneficial Owners and	*
Management

Item 13.	Certain Relationships and Transactions	None

Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on	40
Form 8-K

* Items 11 and 12 and portions of Item 10 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission has not approved or disapproved of this report or passed upon its accuracy or adequacy.

PART I

Item 1.        BUSINESS

Description of Business

                 Tredegar Corporation ("Tredegar") is engaged directly or through its subsidiaries in the manufacture of plastic films and aluminum extrusions. We also operate a biotech division that is developing a variety of healthcare-related technologies and we have a number of direct and indirect interests in venture capital investments.

Film Products

                 Tredegar Film Products Corporation ("Film Products") manufactures plastic films for disposable personal hygiene products (primarily feminine hygiene and diaper products) and packaging, medical, industrial and agricultural products. These products are produced at various locations throughout the United States and at plants in The Netherlands, Hungary, Italy, China, Brazil and Argentina. On October 13, 2000, Film Products acquired ADMA s.r.l. and Promea Engineering s.r.l. ADMA manufactures films used primarily in personal hygiene markets while Promea manufactures equipment to produce hygienic films and laminates. Both companies are in Italy. On May 17, 1999, Film Products acquired Exxon Chemical Company's plastic film business ("Exxon Films") for approximately $205 million (including transaction costs). The acquisition included 350 employees and two plants. The plants are in Lake Zurich, Illinois, and Pottsville, Pennsylvania, and manufacture films used primarily in packaging, personal hygiene and medical markets. Film Products competes in all of its markets on the basis of product quality, price and service.

                 Film Products produces films for hygiene, packaging and industrial markets.

Hygiene. Film Products is one of the largest global suppliers of permeable, breathable, elastomeric and embossed films for disposable personal hygiene products. In each of the last three years, this class of products accounted for more than 30% of Tredegar’s consolidated net sales.

                 Film Products supplies apertured films for use as the topsheet in feminine hygiene products and adult incontinent products. Film Products also supplies breathable, embossed and elastomeric films and nonwoven film laminates for use as backsheet and other components for hygienic products such as baby diapers, adult incontinent products and feminine hygiene products.

Packaging & Industrial. Film Products produces a broad line of packaging films with an emphasis on paper and industrial packaging, as well as laminating films. These include both coextruded and monolayer films produced by either the blown or cast processes. These products give our customers a competitive advantage by providing a thin-gauge film that is readily printable and convertible on conventional processing equipment.

                 Coextruded and monolayer apertured films are also sold by Film Products under the VisPore®name. These films are used to regulate fluid transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications, permeable ground cover and natural cheese mold release cloths.

                 Film Products also produces differentially embossed monolayer and coextruded films. Some of these films are extruded in a Class 10,000 clean room and act as a disposable, protective coversheet for photopolymers used in the manufacture of circuit boards. Other films sold under the ULTRAMASK®name are used as masking films to protect polycarbonate, acrylics and glass from damage during fabrication, shipping and handling.

Raw Materials. The primary raw materials used by Film Products are low-density and linear low-density polyethylene resins and polypropylene resins, which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of polyethylene and polypropylene resins in the immediate future.

Customers. Film Products sells to many branded product producers throughout the world. The largest is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $235 million in 2001, $242 million in 2000 and $250 million in 1999 (these amounts include film sold to others that converted the film into materials used in products manufactured by P&G).

                 P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business.

Research and Development and Intellectual Property. Film Products has technical centers in Terre Haute, Indiana; Lake Zurich, Illinois; and Chieti, Italy; and holds 55 U.S. patents and 12 U.S. trademarks. Expenditures for research and development ("R&D") have averaged $7 million per year during the past three years.

Aluminum Extrusions

                 Aluminum Extrusions is comprised of The William L Bonnell Company, Inc., Bon L Manufacturing Company and Bon L Canada Inc. (together, "Aluminum Extrusions"), which produce soft alloy aluminum extrusions primarily for the building and construction, distribution, transportation, electrical and consumer durables markets.

                 Aluminum Extrusions manufactures mill (unfinished), anodizedand painted aluminum extrusions for sale directly to fabricators and distributors that use aluminum extrusions to produce curtain walls, architectural shapes, tub and shower doors, window components, ladders, running boards, boat windshields, bus bars, tractor-trailer shapes, snowmobiles and furniture, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product quality, service and price.

                 A breakdown of Aluminum Extrusion sales volume by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume
by Market Segment

	2001	2000	1999
Building and construction	58	51	48
Distribution	17	16	18
Transportation	10	12	14
Electrical	7	8	7
Machinery and equipment	5	8	8
Consumer durables	3	5	5

Total	100	100	100

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

Intellectual Property. Aluminum Extrusions holds nine U.S. trademarks.

Tredegar Biotech

                 Tredegar Biotech includes Therics, Inc. and Molecumetics, Ltd.

Therics. On April 8, 1999, Tredegar acquired the assets of Therics for cash consideration of approximately $13.6 million (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar paid approximately $10.2 million to effectively acquire the remaining 81% ownership interest. As of December 31, 2001, Tredegar had invested $39.3 million in Therics ($30.2 million after tax benefits received from the deduction of Therics’ operating losses in Tredegar’s consolidated tax return). The book value of Therics net assets included in Tredegar’s consolidated balance sheet was $9.4 million at December 31, 2001. Therics also has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $13.8 million.

                 Based in Princeton, New Jersey, Therics is developing new microfabrication technology that has potential applications in bone replacement and reconstructive products as well as drug delivery and tissue engineering. Its primary focus is on commercializing the TheriForm™process, a new and unique process for manufacturing bioimplantable reconstructive body parts and oral and implantable drugs. With respect to bone replacement and reconstructive products, this technology can take very sensitive, biologically compatible materials and fabricate them into anatomically accurate bone replacement products with precise internal microarchitectures. This technology can also be used in drug delivery as it enables drug companies to build precise amounts of active drugs and excipients in specific locations within each tablet. As a result, the internal architecture of each tablet can be designed to provide unique release profiles that are tailored to meet medical needs.

                 In connection with the acquisition, Tredegar recognized a charge of $3.5 million (classified as an unusual item in the consolidated statements of income) in the second quarter of 1999 related to the write-off of acquired in-process research and development (primarily the TheriForm™process). The amount of the charge was determined through an independent third-party analysis using the income approach. At the date of acquisition, the TheriForm™process was estimated at 90% complete and will be considered technologically feasible upon the successful manufacture of an FDA-validated product. The uncertainties involved include the ability to:

  Achieve technological and commercial feasibility within the anticipated cost structure and timetable;
  Meet customer requirements with regard to performance and price objectives;
  Meet machine performance objectives in a sustainable manufacturing environment; and
  Produce machines for large-scale commercial production.

                 The technology has no alternative future use for which technological feasibility has been achieved. Therics had revenues of $450,000 and an operating loss of $12.9 million in 2001, revenues of $403,000 and an operating loss of $8 million in 2000 and revenues of $161,000 and an operating loss of $5.2 million for the period from the acquisition date (April 8, 1999) through December 31, 1999.

                 In 1999, Therics signed a five-year collaboration agreement with Warner-Lambert Company, which merged with Pfizer, Inc. in 2000, aimed at developing formulations of several model compounds to be chosen by the parties, which could then be used as templates for the development of the same or different compounds. Therics will receive R&D support funding for its work under this agreement.

                 Revenues recognized by Therics to date relate entirely to payments received for R&D support. See Note 1 beginning on page 46 for more information on revenue recognition.

                 Therics is exclusively licensed in the healthcare field under 15 U.S. patents, owns four U.S. patents, and has applied for 20 U.S. trademarks and filed a number of other patent applications with respect to its technology. Therics spent approximately $13 million in 2001 and $8.2 million in 2000 on R&D ativities. For the period from the acquisition date to the end of 1999, Therics spent approximately $4.5 million on R&D activities.

Molecumetics. Molecumetics operates a drug discovery research laboratory in Bellevue, Washington, where it uses patented chemical technology to develop new drug candidates for licensing to pharmaceutical and biotechnology companies. Molecumetics has entered into a number of research collaboration and license agreements that are described below. Each of these agreements, except for the agreements with ChoongWae Pharma Corporation (“ChoongWae”; see below) and Athersys, Inc. (“Athersys”; see below), provide for R&D support funding. Each of these agreements, again except for the Choong Wae and Athersys agreements, also provide for additional payments if Molecumetics achieves certain milestones based on the clinical progression of program compounds, as well as future royalties if sales of products from the programs occur. Revenues recognized to date relate entirely to payments received for R&D support, including revenues of $4 million in 2001, $6.9 million in 2000 and $7.6 million in 1999. See Note 1 beginning on page 46 for more information on revenue recognition.

                 To date, no Molecumetics compounds have advanced to the clinical phase nor does it have licensed products for which royalties are received. Any discussion of the possibility of realizing future royalties is speculative. Molecumetics' operating losses were $8.9 million in 2001, $5.6 million in 2000 and $3.4 million in 1999. As of December 31, 2001, Tredegar had invested $50.4 million in Molecumetics ($34.6 million after tax benefits received from the deduction of Molecumetics' operating losses in Tredegar's consolidated tax return). The book value of Molecumetics' net assets included in Tredegar's consolidated balance sheet was $5.1 million at December 31, 2001. Molecumetics also has future rental commitments under noncancelable operating leases through 2004 (most of which contain sublease options) totaling $1.4 million.

                 In 2001, Molecumetics entered into a compound supply agreement with Tularik, Inc. Tularik will screen Molecumetics' proprietary compounds in its small-molecule drug discovery efforts against a variety of biological targets. Tularik has paid Molecumetics for access to these compounds and will pay milestones and license fees should any compounds be optimized by Tularik and/or advanced to clinical trials.

                 In 2000, Molecumetics entered into a two-year collaboration agreement with Athersys for the development of small-molecule drug candidates. Under the agreement, Athersys will use its novel RAGE-VTTM (Random Activation of Gene Expression for Validated Targets) technology to provide Molecumetics with 12 cell lines expressing validated targets of interest. Molecumetics will use its chemistry-based technology platform to identify and develop novel small-molecule drug candidates against the validated targets. Under the terms of the agreement, Molecumetics can access the targets by paying a licensing fee or through a co-development option. The co-development option allows both companies to co-invest in particular projects and share in any downstream value that is created.

                 In 1999, Molecumetics entered into a one-year research collaboration agreement with Pharmacia Corporation ("Pharmacia") to identify and develop inhibitors of Cysteinyl aspartate-specific proteinases ("Caspases"). Caspases play a central role in apoptosis, the inappropriate expression of which contributes to the underlying pathology in many human diseases. Under the agreement, Molecumetics identifies and optimizes lead compounds, and Pharmacia is responsible for in-vivo testing and all pre-clinical and clinical development activities. Pharmacia also has worldwide exclusive rights to develop and commercialize the resulting compounds.

                 In 1999, Molecumetics expanded its existing relationship with Asahi Chemical Industry Co., Ltd. ("Asahi") by signing a three-year research collaboration agreement, that expires in March 2002, for the discovery and development of new drugs for treatment of central nervous system, cardiovascular, inflammatory and metabolic therapeutic areas. The new agreement replaces a 1997 collaboration agreement between the two companies that focused solely on cardiovascular disorders. Under the terms of the current agreement, the companies mutually select multiple molecular targets to pursue in the agreed-upon therapeutic areas. Molecumetics is responsible for providing libraries of compounds for identifying lead compounds. The two companies share the screening responsibilities and the optimization of lead compounds. Asahi is responsible for the pre-clinical development of the compounds in Japan and other Asian countries. Molecumetics retains all rights to the compounds in North America and Europe.

                 In 1998, Molecumetics and Bristol-Myers Squibb Company ("BMS") entered into a three-year research alliance aimed at developing new drugs for the treatment of inflammatory and immunological diseases. The collaborative research focused initially on the identification of small-molecule transcription factor inhibitors and has since changed to small molecular inhibitors of the neurokinin-1 receptor. Molecumetics also has supplied BMS with 120,000 of its proprietary compounds for broad-based screening against a wide variety of disease targets. This contract expired in 2001.

                 In 1998, Molecumetics signed a two-year license and supply agreement with ChoongWae, a Korean pharmaceutical company (in early 2001, this agreement was extended for an additional six months). Under terms of the agreement, ChoongWae synthesizes and delivers certain key chemical intermediates to Molecumetics in exchange for licensing rights to the jointly developed tryptase inhibitors in certain Asian countries. Molecumetics retains the rights to these compounds in all other countries. Tryptase inhibitors could be used to treat asthma, inflammatory bowel disease and psoriasis. The intermediates supplied by ChoongWae are not commercially available, and Molecumetics uses them in its tryptase inhibitors and other programs, and for synthesis of proprietary compounds using its SMART Library®technology. Under the agreement, no cash payment is involved. No revenue has been recognized, and Molecumetics expenses the costs associated with the jointly developed tryptase inhibitors program as incurred.

                 Molecumetics holds 15 U.S. patents and two U.S. trademarks, and has filed a number of other patent applications with respect to its technology. Molecumetics spent approximately $12.6 million in 2001, $12.3 million in 2000 and $10.8 million in 1999 on R&D activities.

Tredegar Investments

                 Tredegar Investments is our investment subsidiary. Its investments represent high-risk stakes in technology start-up companies, primarily in the areas of communications, life sciences and information technology. Its primary objective is to generate high after-tax internal rates of return commensurate with the level of risk. More information, including a schedule of investments, is provided in the business segment review on pages 34-36, and in Note 7 beginning on page 57.

                 On October 23, 2000, we announced our intention to reduce future investments and to harvest our existing venture capital investments. We intend to fund existing commitments and support existing portfolio companies.

                As a result of this decision, the former management group of Tredegar Investments, which consisted of five venture capital professionals, formed an independent venture capital partnership (Perennial Ventures) that raises and deploys cash from outside investors. We have entered into a three-year agreement effective January 1, 2001, whereby Perennial Ventures will also manage Tredegar Investments' existing portfolio of direct investments.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products, Molecumetics and Therics. We routinely apply for patents on significant developments with respect to each of these businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $32.9 million in 2001, $27.6 million in 2000 and $22.3 million in 1999 on R&D activities.

Backlog. Backlogs are not material to our operations.>

Government Regulation. Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. We are in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees. Tredegar employed approximately 3,200 people at December 31, 2001.

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

                 We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at 50-95 percent of capacity. Our corporate headquarters offices are located at 1100 Boulders Parkway, Richmond, Virginia 23225.

                 Our principal plants and facilities are listed below:

Film Products		Principal Operations
Locations in the United States	Locations in Foreign Countries
Carbondale Pennsylvania	Guangzhou China (leased)	Production of plastic films and
(expected to be closed by	Kerkrade, The Netherlands	nonwoven laminate materials
September 2002)	Retstag, Hungary
LaGrange, Georgia	Roccamontepiano, Italy
Lake Zurich, Illinois	San Juan, Argentina
New Bern, North Carolina	Sao Paulo, Brazil
Pottsville, Pennsylvania	Shanghai, China
Tacoma, Washington (leased;
expected to be closed by April
2002)
Terre Haute, Indiana (2)
(technical center and
production facility)

Aluminum Extrusions		Principal Operations
Locations in the United States	Locations in Canada
Carthage, Tennessee	Aurora, Ontario	Production of aluminum extrusions,
Kentland, Indiana	Pickering, Ontario	fabrication and finishing
Newnan, Georgia	Richmond Hill, Ontario
Ste. Thérèse, Québec

Tredegar Biotech

                Molecumetics leases its laboratory space in Bellevue, Washington. Therics leases space in Princeton, New Jersey.

Tredegar Investments

                Tredegar Investments is located in Richmond, Virginia.

Item 3.        LEGAL PROCEEDINGS

                 None

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

PART II

Item 5.        MARKET FOR TREDEGAR’S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS

Market Prices of Common Stock and Shareholder Data

                Our common stock is traded on the New York Stock Exchange under the ticker symbol TG. We have no preferred stock outstanding. There were 38,142,404 shares of common stock held by 5,009 shareholders of record on December 31, 2001.

                The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

---------------------------------------------------------------
                                2001                 2000
                          -------------------  ----------------
                           High       Low       High      Low
                          -------   -------    ------   -------
First quarter             $ 19.50   $ 15.30    $32.00   $18.13
Second quarter              20.90     16.20     27.94    19.00
Third quarter               21.70     16.05     23.19    17.31
Fourth quarter              19.52     15.55     19.06    15.00
---------------------------------------------------------------

Dividend Information

                Effective July 1, 1998, the quarterly dividend rate was increased to 4 cents per share.

                All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 9 beginning on page 60 for minimum shareholders' equity required.

Annual Meeting

                Our annual meeting of shareholders will be held on April 25, 2002, beginning at 9:30 a.m. EDT at the University of Richmond's Jepson Alumni Center in Richmond, Virginia. Formal notice of the annual meeting, proxies and proxy statements will be mailed to shareholders on or about March 12, 2002.

Inquiries

                Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to:

American Stock Transfer & Trust Company
Shareholder Services Department
59 Maiden Lane
New York, New York 10038
Phone: 800-937-5449
Web site: www.amstock.com

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

Item 6.        SELECTED FINANCIAL DATA

                The tables that follow on pages 11-17 present certain selected financial and segment information for the eight years ended December 31, 2001.

 EIGHT-YEAR SUMMARY
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries

 Years Ended December 31                                      2001         2000         1999         1998         1997        1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per-share data)

 Results of Operations (a):
 Gross sales                                              $783,148     $886,379     $835,632     $710,742     $589,049    $530,099     $595,610     $508,550
 Freight                                                   (15,580)     (17,125)     (15,221)     (10,946)      (8,045)     (6,548)      (6,156)      (6,342)
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Net sales                                                 767,568      869,254      820,411      699,796      581,004     523,551      589,454      502,208
 Other income (expense), net                               (18,400)     138,204       (4,362)       4,015       17,015       4,248         (669)        (296)
----------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                           749,168    1,007,458      816,049      703,811      598,019     527,799      588,785      501,912
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Cost of goods sold                                        620,779      706,817      648,254      553,184      457,896     417,014      489,931      418,469
 Selling, general & administrative expenses                 52,107       52,937       47,357       39,493       37,035      39,719       48,229       47,978
 Research and development expenses                          32,887       27,593       22,313       14,502       13,170      11,066        8,763        8,275
 Amortization of intangibles                                 4,914        5,025        3,430          205           50         256          579        1,354
 Interest expense (b)                                       12,671       17,319        9,088        1,318        1,952       2,176        3,039        4,008
 Unusual items                                              15,964  (c)  23,220  (d)   4,065  (e)    (101) (f)  (2,250) (g)(11,427) (h)     (78) (i)  16,494  (j)
----------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                           739,322      832,911      734,507      608,601      507,853     458,804      550,463      496,578
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations
    before income taxes                                      9,846      174,547       81,542       95,210       90,166      68,995       38,322        5,334
 Income taxes                                                1,490  (c)  63,171       28,894       31,054  (f)  31,720      23,960       14,269        3,917
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations (a)                       8,356      111,376       52,648       64,156       58,446      45,035       24,053        1,417
 Income from discontinued operations (a)                     1,396            -            -        4,713            -           -            -       37,218
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Net income                                                $ 9,752     $111,376      $52,648      $68,869      $58,446     $45,035      $24,053      $38,635
----------------------------------------------------------------------------------------------------------------------------------------------------------------

 Diluted earnings per share:
    Continuing operations (a)                                  .21         2.86         1.36         1.66         1.48        1.15          .60          .03
    Discontinued operations (a)                                .04            -            -          .12            -           -            -          .79
----------------------------------------------------------------------------------------------------------------------------------------------------------------
    Net income                                                 .25         2.86         1.36         1.78         1.48        1.15          .60          .82
----------------------------------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

 EIGHT-YEAR  SUMMARY
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 Tredegar Corporation and Subsidiaries

 Years Ended December 31                                      2001         2000         1999         1998         1997        1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------------------------------------------
 (In thousands, except per-share data)

 Share Data:
 Equity per share                                          $ 12.53      $ 13.07       $ 9.88       $ 8.46       $ 7.34      $ 5.79       $ 4.67       $ 4.25
 Cash dividends declared per share                            0.16          .16          .16          .15          .11         .09          .06          .05
 Weighted average common shares outstanding
    during the period                                       38,061       37,885       36,992       36,286       36,861      36,624       38,748       46,572
 Shares used to compute diluted earnings
    per share during the period                             38,824       38,908       38,739       38,670       39,534      39,315       40,110       46,842
 Shares outstanding at end of period                        38,142       38,084       37,661       36,661       37,113      36,714       36,528       40,464
 Closing market price per share:
    High                                                     21.70        32.00        32.94        30.67        24.65       15.13         7.72         4.14
    Low                                                      15.30        15.00        16.06        16.13        12.54        6.83         3.86         3.11
    End of year                                              19.00        17.44        20.69        22.50        21.96       13.38         7.17         3.86
 Total return to shareholders (k)                              9.9%     (14.9)  %     (7.3) %       3.1%      65.0%     87.8%      87.2%      17.4%

 Financial Position:
 Total assets                                              865,031      903,768      792,487      457,178      410,937     341,077      314,052      318,345
 Working capital excluding cash, cash
    equivalents, broker receivables and
    current debt                                            54,758       75,529       80,594       52,050       30,279      31,860       54,504       53,087
 Current ratio                                               2.5:1        2.4:1        2.0:1        1.9:1        3.1:1       3.2:1        1.8:1        1.9:1
 Cash and cash equivalents                                  96,810       44,530       25,752       25,409      120,065     101,261        2,145        9,036
 Receivable from securities brokers                              -          292            -            -            -           -            -            -
 Venture capital investments:
    Cost basis                                             189,973      213,096      135,469       60,617       25,826       6,048        3,410        2,200
    Carrying value                                         155,084      232,259      140,698       60,024       33,513       6,048        3,410        2,200
    Estimated fair value                                   171,720      403,531      205,363       70,841       40,757      15,000        5,700        2,300
    Net asset value                                        178,291      334,974      180,201       67,160       35,382      11,777        4,876        2,264
 Ending consolidated capital employed (l)                  645,587      721,008      616,476      309,886      182,481     146,284      203,376      200,842
 Capital employed of divested and discontinued
    operations (Molded Products, Brudi and
    the Energy segment) (a)                                                   -            -            -            -           -       60,144       59,267
 Debt                                                      264,498      268,102      270,000       25,000       30,000      35,000       35,000       38,000
 Shareholders' equity (net book value)                     477,899      497,728      372,228      310,295      272,546     212,545      170,521      171,878
 Equity market capitalization (m)                          724,706      664,090      779,112      824,873      814,940     491,050      261,784      156,236
 Net debt (debt less cash, cash
    equivalents and broker receivables)
    as a % of net capitalization                              26.0%      31.0%     39.6%      (0.1) %     (49.4) %    (45.3) %      16.2%      14.4%
----------------------------------------------------------------------------------------------------------------------------------------------------------------

 Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Net Sales (n)
-------------------------------------------------------------------------------------------------------------------------------------------------------

Segment                                          2001          2000         1999          1998         1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                                $382,740      $380,202    $ 342,300     $ 286,965    $ 298,862     $ 257,306    $ 237,770     $ 188,672
Aluminum Extrusions                           380,387       479,889      461,241       395,455      266,585       219,044      221,657       193,870
Fiberlux (o)                                        -         1,856        9,092        11,629       10,596        10,564       11,329        11,479
Tredegar Biotech:
   Molecumetics                                 3,991         6,904        7,617         5,718        2,583            36            -           200
   Therics                                        450           403          161             -            -             -            -             -
Tredegar Investments and Other (p)                  -             -            -            29        2,378         2,090        1,953         2,517
-------------------------------------------------------------------------------------------------------------------------------------------------------

   Total ongoing operations (q)               767,568       869,254      820,411       699,796      581,004       489,040      472,709       396,738

Divested operations (a):
   Molded Products                                  -             -            -             -            -        21,131       84,911        76,579
   Brudi                                            -             -            -             -            -        13,380       31,834        28,891
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Total                                     $767,568      $869,254    $ 820,411     $ 699,796    $ 581,004     $ 523,551    $ 589,454     $ 502,208
-------------------------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
-------------------------------------------------------------------------------------------------------------------------------------------------------

Segment                                          2001          2000         1999          1998         1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products:
   Ongoing operations                         $61,787       $47,112     $ 59,554      $ 53,786     $ 50,463      $ 43,158     $ 36,019      $ 34,726
   Unusual items                               (9,136)(c)   (22,163)(d)   (1,170)(e)         -            -           680  (h)   1,750  (i)        -
-------------------------------------------------------------------------------------------------------------------------------------------------------
                                               52,651        24,949       58,384        53,786       50,463        43,838       37,769        34,726
-------------------------------------------------------------------------------------------------------------------------------------------------------
Aluminum Extrusions:
   Ongoing operations                          25,407        52,953       56,501        47,091       32,057        23,371       16,777        11,311
   Unusual items                               (7,799)(c)    (1,628)(d)        -          (664) (f)       -             -            -             -
-------------------------------------------------------------------------------------------------------------------------------------------------------
                                               17,608        51,325       56,501        46,427       32,057        23,371       16,777        11,311
-------------------------------------------------------------------------------------------------------------------------------------------------------
Fiberlux (o):
   Ongoing operations                               -          (264)          57         1,433          845         1,220          452           950
   Unusual items                                    -           762 (d)        -             -            -             -            -             -
-------------------------------------------------------------------------------------------------------------------------------------------------------
                                                    -           498           57         1,433          845         1,220          452           950
-------------------------------------------------------------------------------------------------------------------------------------------------------
Tredegar Biotech:
   Molecumetics                                (8,876)       (5,589)      (3,421)       (3,504)      (4,488)       (6,564)      (4,769)       (3,534)
   Therics                                    (12,861)       (8,024)      (5,235)            -            -             -            -             -
   Unusual items                                    -             -       (3,458)(e)         -            -             -            -             -
-------------------------------------------------------------------------------------------------------------------------------------------------------
                                              (21,737)      (13,613)     (12,114)       (3,504)      (4,488)       (6,564)      (4,769)       (3,534)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Tredegar Investments and Other (p):
   Venture capital investments                (25,979)      130,879       (7,079)          615       13,880         2,139         (695)            -
   Other                                            -             -            -          (428)        (267)         (118)        (566)       (5,354)
   Unusual items                                    -          (191)(d)     (149)(e)       765  (f)       -             -       (1,672) (i)   (9,521) (j)
-------------------------------------------------------------------------------------------------------------------------------------------------------
                                              (25,979)      130,688       (7,228)          952       13,613         2,021       (2,933)      (14,875)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Divested operations (a):
   Molded Products                                  -             -            -             -            -         1,011        2,718        (2,484)
   Brudi                                            -             -            -             -            -           231          222          (356)
   Unusual items                                    -             -            -             -        2,250  (g)   10,747  (h)       -        (6,973) (j)
-------------------------------------------------------------------------------------------------------------------------------------------------------
                                                    -             -            -             -        2,250        11,989        2,940        (9,813)
-------------------------------------------------------------------------------------------------------------------------------------------------------
Total operating profit                         22,543       193,847       95,600        99,094       94,740        75,875       50,236        18,765
Interest income                                 2,720         2,578        1,419         2,279        4,959         2,956          333           544
Interest expense (b)                           12,671        17,319        9,088         1,318        1,952         2,176        3,039         4,008
Corporate expenses, net                         2,746 (c)     4,559        6,389 (e)     4,845        7,581         7,660        9,208         9,967
-------------------------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                          9,846       174,547       81,542        95,210       90,166        68,995       38,322         5,334
Income taxes                                    1,490 (c)    63,171       28,894        31,054  (f)  31,720        23,960       14,269         3,917
-------------------------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations               8,356       111,376       52,648        64,156       58,446        45,035       24,053         1,417
Income from discontinued operations (a)         1,396             -            -         4,713            -             -            -        37,218
-------------------------------------------------------------------------------------------------------------------------------------------------------

Net income                                    $ 9,752      $111,376     $ 52,648      $ 68,869     $ 58,446      $ 45,035     $ 24,053      $ 38,635
-------------------------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets
-------------------------------------------------------------------------------------------------------------------------------------------------------

Segment                                          2001          2000         1999          1998         1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                                $367,291      $367,526    $ 360,517     $ 132,241    $ 123,613     $ 116,520    $ 118,096     $ 108,862
Aluminum Extrusions                           185,927       210,434      216,258       201,518      101,855        83,814       80,955        89,406
Fiberlux (o)                                        -             -        7,859         7,811        6,886         6,203        6,330         6,448
Tredegar Biotech:
   Molecumetics                                 5,608         4,757        4,749         5,196        2,550         2,911        2,018         1,536
   Therics                                      9,931         9,609        9,905             -            -             -            -             -
Tredegar Investments and Other (p)            158,887       236,698      145,028        61,098       34,611         7,760        5,442         5,780
-------------------------------------------------------------------------------------------------------------------------------------------------------
Identifiable assets for ongoing operations    727,644       829,024      744,316       407,864      269,515       217,208      212,841       212,032

Nonoperating assets held for sale                   -             -            -             -            -             -        6,057         5,018
General corporate                              40,577        30,214       22,419        23,905       21,357        22,608       20,326        12,789
Cash and cash equivalents                      96,810        44,530       25,752        25,409      120,065       101,261        2,145         9,036

Divested operations (a):
   Molded Products                                  -             -            -             -            -             -       44,173        48,932
   Brudi                                            -             -            -             -            -             -       28,510        30,538
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Total                                     $865,031      $903,768    $ 792,487     $ 457,178    $ 410,937     $ 341,077    $ 314,052     $ 318,345
-------------------------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

SEGMENT  TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
-------------------------------------------------------------------------------------------------------------------------------------------------------

Segment                                          2001          2000         1999          1998         1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                                 $22,047       $23,122     $ 18,751      $ 11,993     $ 10,947      $ 11,262      $ 9,766       $ 9,097
Aluminum Extrusions                            11,216         9,862        9,484         8,393        5,508         5,407        5,966         5,948
Fiberlux (o)                                        -           151          498           544          515           507          577           644
Tredegar Biotech:
   Molecumetics                                 2,055         1,734        1,490         1,260          996           780          592           573
   Therics                                      2,262         1,782        1,195             -            -             -            -             -
Tredegar Investments and Other (p)                  -            18           22            21          135           161          197           720
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                    37,580        36,669       31,440        22,211       18,101        18,117       17,098        16,982
General corporate                                 329           315          253           254          313           390          481           570
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Total ongoing operations                    37,909        36,984       31,693        22,465       18,414        18,507       17,579        17,552
Divested operations (a):
   Molded Products                                  -             -            -             -            -         1,261        5,055         5,956
   Brudi                                            -             -            -             -            -           550        1,201         1,337
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Total                                      $37,909       $36,984     $ 31,693      $ 22,465     $ 18,414      $ 20,318     $ 23,835      $ 24,845
-------------------------------------------------------------------------------------------------------------------------------------------------------

Capital Expenditures, Acquisitions and Investments
-------------------------------------------------------------------------------------------------------------------------------------------------------

Segment                                          2001          2000         1999          1998         1997          1996         1995          1994
-------------------------------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Film Products                                 $24,775       $53,161     $ 25,296      $ 18,456     $ 15,354      $ 11,932     $ 10,734       $ 6,710
Aluminum Extrusions                             8,506        21,911       16,388        10,407        6,372         8,598        5,454         4,391
Fiberlux (o)                                        -           425          812         1,477          530           417          465           416
Tredegar Biotech:
   Molecumetics                                 2,850         2,133        1,362         3,561          366         1,594          894           178
   Therics                                      2,340         1,730          757             -            -             -            -             -
Tredegar Investments and Other (p)                         -     86            -            54            5            14            -            99
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                                    38,471        79,446       44,615        33,955       22,627        22,555       17,547        11,794
General corporate                                 519           384          606           115           28           143          231           191
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Capital expenditures for ongoing
     operations                                38,990        79,830       45,221        34,070       22,655        22,698       17,778        11,985
Divested operations (a):
   Molded Products                                  -             -            -             -            -         1,158        6,553         2,988
   Brudi                                            -             -            -             -            -           104          807           606
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Total capital expenditures                  38,990        79,830       45,221        34,070       22,655        23,960       25,138        15,579
Acquisitions and other                          1,918         6,316      215,227        72,102       13,469             -        3,637             -
Venture capital investments                    24,504        93,058       81,747        35,399       20,801         3,138        1,904         1,400
-------------------------------------------------------------------------------------------------------------------------------------------------------
   Total                                      $65,412      $179,204    $ 342,195     $ 141,571     $ 56,925      $ 27,098     $ 30,679      $ 16,979
-------------------------------------------------------------------------------------------------------------------------------------------------------

Refer to notes to financial tables on page 17.

NOTES TO FINANCIAL TABLES

(In thousands, except per-share amounts)

(a)	On August 16, 1994, we completed the divestiture of its coal subsidiary, The Elk Horn Coal Corporation. On February 4, 1994, we sold our remaining oil and gas properties. As a result of these events, we report the Energy segment as discontinued operations. In 1998, discontinued operations includes gains for the reimbursement of payments made by us to the United Mine Workers of America Combined Benefit Fund (the “Fund”) and the reversal of a related accrued liability established to cover future payments to the Fund. In 2001, discontinued operations includes a gain of $1,396 for the reversal of an income tax continegency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation. On March 29, 1996, we sold Molded Products. During the second quarter of 1996, we completed the sale of Brudi. The operating results for Molded Products were historically reported as part of the Plastics segment on a combined basis with Film Products and Fiberlux. Likewise, results for Brudi were combined with Aluminum Extrusions and reported as part of the Metal Products segment. Accordingly, results for Molded Products and Brudi have been included in continuing operations. We began reporting Molded Products and Brudi separately in our segment disclosures in 1995 after announcing our intent to divest these businesses.
(b)	Interest expense has been allocated between continuing and discontinued operations based on relative capital employed (see (a)).
(c)	Unusual items for 2001 include a charge of $7,799 for the shutdown of the aluminum extrusions plant in El Campo, Texas, a charge of $3,386 for the shutdown of the films manufacturing facility in Tacoma, Washington, a charge of $2,877 for the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, a charge of $1,505 for severance costs related to further rationalization in the films business, a charge of $1,368 for impairment of our films business in Argentina and a gain of $971 for interest received on tax overpayments. Income taxes in 2001 include a tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.
(d)	Unusual items for 2000 include a charge of $17,870 related to excess capacity in the plastic films business, a charge of $1,628 related to restructuring at our aluminum plant in El Campo, Texas, a charge of $4,293 for the shutdown of the plastic films manufacturing facility in Manchester, Iowa, a gain of $762 for the sale of Fiberlux, and a charge of $191 for costs associated with the evaluation of financing and structural options for Tredegar Investments.
(e)	Unusual items for 1999 include a charge for costs associated with the evaluation of financing and structural options for Tredegar Investments of $149, a gain on the sale of corporate real estate of $712, a charge related to a write-off of in-process research and development expenses associated with the Therics acquisition of $3,458 (see Note 2 on page 53) and a charge for the write-off of excess packaging film capacity of $1,170.
(f)	Unusual items for 1998 include a charge related to the shutdown of the powder-coat paint line in the production facility in Newnan, Georgia of $664 and a gain on the sale of APPX Software of $765. Income taxes include a tax benefit of $2,001 related to the sale, including a tax benefit for the excess of APPX Software’s income tax basis over its financial reporting basis.
(g)	Unusual items for 1997 include a gain of $2,250 related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products.
(h)	Unusual items for 1996 include a gain on the sale of Molded Products of $19,893, a gain on the sale of a former plastic films manufacturing site in Fremont, California of $1,968, a charge related to the loss on the divestiture of Brudi of $9,146 and a charge related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films of $1,288.
(i)	Unusual items for 1995 include a gain on the sale of Regal Cinema shares of $728, a charge related to the restructuring of APPX Software of $2,400 and a recovery in connection with a Film Products product liability lawsuit of $1,750.
(j)	Unusual items for 1994 include the write-off of certain goodwill and intangibles in APPX Software of $9,521, the write-off of certain goodwill in Molded Products of $4,873 and the estimated costs related to the closing of a Molded Products plant in Alsip, Illinois of $2,100.
(k)	Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(l)	Consolidated capital employed is debt plus shareholders' equity minus cash, cash equivalents and broker receivables.
(m)	Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.
(n)	Net sales represent gross sales less freight.
(o)	Fiberlux was sold on April 10, 2000.
(p)	Tredegar Investments and Other includes APPX Software (sold in 1998 - see (f)) and venture capital investments.
(q)	Net sales include sales to P&G totaling $235,236 in 2001, $242,359 in 2000 and $250,020 in 1999. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

                Tredegar is a manufacturer of plastic film and aluminum extrusions. We also have two operating subsidiaries focused on healthcare-related technologies and an investment subsidiary. Descriptions of our businesses and interests are provided on pages 1-7.

                Our manufacturing businesses are quite different from our other interests. Our manufacturing businesses can be analyzed and valued by traditional measures of earnings and cash flow, and because they generate positive ongoing cash flow, they can be leveraged with borrowed funds.

                Our healthcare-related operating companies, Molecumetics and Therics, are start-up companies active in drug research, drug delivery and tissue engineering. Each generates operating losses and negative cash flow in the form of net R&D expenditures. Neither has licensed products to date, and revenues consist entirely of collaboration revenues (R&D support payments). They may never generate profits or positive cash flow. If they were stand-alone, independent operations, they would typically be financed by private venture capital.

                Our investment subsidiary is comprised of high-risk stakes in technology start-up companies, primarily in the areas of communications, life sciences and information technology. Our primary objective in making these investments is to generate high after-tax internal rates of return commensurate with the level of risk involved.

                In summary, we have a variety of business interests with dramatically different risk profiles, which makes the communication of operating results more difficult, especially since we have only one class of stock. As a result, the segment information presented on pages 13-17 and the business segment review on pages 31-36 are critical to understanding our operating results and business risks.

Results of Operations

2001 versus 2000

Revenues. Net sales in 2001 decreased by 12% to $767.6 million compared with $869.3 million in 2000. The lower net sales are due primarily to a decline in volume in Aluminum Extrusions of 20% in 2001 due to adverse economic conditions and cyclical downturn in the end-use markets we serve. Volume in Film Products was down slightly; however, the impact on net sales of lower overall volume in Film Products was offset by higher sales from operations in Europe and China and higher sales of new higher-value products. Net losses for Tredegar Investments totaled $26 million ($16.6 million after income taxes) in 2001 while in 2000 there were net gains of $130.9 million ($83.8 million after income taxes).

                Pretax realized gains and losses from investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 42 and in "Venture capital investments" in the operating profit by segment table on page 14. The stand-alone operating expenses (primarily management fee expenses in 2001 and primarily employee compensation and benefits and leased office space and equipment in 2000 and 1999) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and in "Venture capital investments" in the operating profit by segment table. These expenses totaled $6.3 million in 2001, $5.1 million in 2000 and $2.5 million in 1999.

                For more information on net sales and investment activities, see the business segment review on pages 31-36.

Operating Costs and Expenses. The gross profit margin during 2001 remained flat at 19%, with higher margins realized in Film Products offset by lower margins in Aluminum Extrusions. The margin improvement in Film Products was driven by higher sales of new higher-margin products. The gross profit margin in Film Products in 2000 was negatively impacted by higher production costs associated with the commercialization of new products. The gross profit margin erosion in Aluminum Extrusions was due primarily to lower volumes causing a decline in total variable contribution available to cover fixed manufacturing costs. Competitive pricing pressures also had an adverse impact.

                SG&A expenses in 2001 were $52.1 million, down slightly from $52.9 million in 2001. The decrease was primarily due to:

  Lower net expenses related to bad debts and returned goods in 2001 (in Film Products, expenses for bad debts and returned goods declined approximately $3.1 million, while in Aluminum extrusions, these expenses increased approximately $600,000); and
  Higher pension income included in SG&A (increase of $840,000).

                The benefits of the above were offset, in part, by:

  Increased expenses in Film Products due to the October 2000 acquisition of ADMA and Promea in Italy (increase of $1.3 million); and
  Increased operating expenses at Tredegar Investments (increase of $1.2 million).

As a percentage of net sales, SG&A expenses increased to 6.8% in 2001 from 6.1% in 2000.

                R&D expenses increased to $32.9 million in 2001 from $27.6 million in 2000 primarily due to higher spending at Therics and Molecumetics in support of increased R&D efforts.

                Unusual items (net) in 2001 totaled $16 million ($8.3 million after income taxes) and included:

  A fourth-quarter charge of $2.9 million ($1.8 million after income taxes) for the planned shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including an impairment loss for equipment of $1.8 million, excess working capital of $450,000, dismantling of equipment of $200,000 and other items of $400,000;
  A fourth-quarter charge of $1.4 million ($875,000 after income taxes) for impairment of our films business in Argentina due to deteriorating business and economic conditions;
  A fourth-quarter charge of $951,000 ($609,000 after income taxes) for additional costs incurred for the shutdown of the aluminum extrusions plant in El Campo, Texas;

  A fourth-quarter charge of $386,000 ($247,000 after income taxes) for severance costs associated with the shutdown of the films manufacturing facility in Tacoma, Washington;
  A third-quarter charge of $6.8 million ($4.4 million after income taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment of $4.5 million, severance costs of $710,000, excess working capital of $890,000 and other items of $746,000;
  A third-quarter charge of $3 million ($1.9 million after income taxes) for the shutdown of the films manufacturing facility in Tacoma, Washington, including an impairment loss for equipment of $1.2 million, dismantling of equipment and restoration of the leased space of $700,000, excess working capital of $650,000 and other items of $450,000;
  A second-quarter gain of $971,000 ($621,000 after income taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the operating profit by segment table on page 14); and
  A first-quarter charge of $1.6 million ($1 million after income taxes) for severance costs related to further rationalization in the plastic films business and a fourth-quarter reversal of $95 million ($61million after income taxes) due to revised estimates.

                For more information on costs and expenses, see the business segment review on pages 31-36.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was relatively flat at $2.7 million in 2001 compared with $2.6 million in 2000. A higher average cash and cash equivalents balance (see “Cash Flows” on page 24 for more information) was offset by lower interest yields. The average tax-equivalent yield earned on cash equivalents was approximately 3.8% in 2001 and 6.2% in 2000. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

                Interest expense decreased to $12.7 million in 2001 from $17.3 million in 2000 due to lower average interest rates and slightly lower average debt. Average debt outstanding and interest rates in 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
(In Millions)                                                     2001      2000
--------------------------------------------------------------------------------
Floating-rate debt with interest  charged on a
   rollover basis at one-month LIBOR:
     Average outstanding debt balance                          $ 203.0   $ 252.5
     Average interest rate                                        5.0%      7.2%
Floating-rate debt fixed via interest rate swaps in the
   second quarter of 2001 and maturing in the second
   quarter of 2003:
     Average outstanding debt balance                           $ 47.0         -
     Average interest rate                                        4.8%         -
Fixed-rate and other debt:
     Average outstanding debt balance                           $ 16.7    $ 17.2
     Average interest rate                                        7.2%      7.2%
--------------------------------------------------------------------------------
Total debt:
     Average outstanding debt balance                          $ 266.7   $ 267.2
     Average interest rate                                        5.1%      7.2%
--------------------------------------------------------------------------------

The impact on interest expense of lower average interest rates and lower average debt was partially offset by lower capitalized interest ($1.8 million in 2001 versus $2.7 million in 2000) from lower capital expenditures.

Income Taxes. The effective tax rate, excluding unusual items and venture capital investment activities, was approximately 35.5% in 2001 compared with 36.5% in 2000. The decrease during 2001 was mainly due to lower taxes accrued on unremitted earnings from foreign operations. The effective tax rate for venture capital gains, losses and write-downs was 36% in both years. The overall effective tax rate was 15.1% in 2001 compared with 36.2% in 2000. The decline in the overall rate is due primarily to a second-quarter income tax benefit of $1.9 million for the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997. See Note 15 on page 68 for additional tax rate information.

                Results for 2001 also include an after-tax gain from discontinued operations of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

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

                For more information on net sales and investment activities, see the business segment review on pages 31-36.

Operating Costs and Expenses.The gross profit margin during 2000 declined to 19% from 21% during 1999. Lower gross profit margins in Film Products were due mainly to overall lower volume and higher production costs for new products. Lower margins in Aluminum Extrusions were due primarily to lower volume, higher per-unit conversion costs and competitive pricing pressures.

                SG&A expenses in 2000 were $52.9 million, up from $47.4 million in 1999 primarily due to:

  The acquisition of Exxon Films (impact of approximately $2 million);
  A $3.5 million charge for doubtful accounts related to two diaper film customers; and
  Increased operating expenses relative to our investment portfolio (increase of approximately $2.6 million).

As a percentage of net sales, SG&A expenses increased to 6.1% in 2000 from 5.8% in 1999.

                R&D expenses increased to $27.6 million in 2000 from $22.3 million in 1999 primarily due to:

  Higher spending at Therics in support of its development of bone replacement and reconstructive products combined with a full year of spending at Therics in 2000 versus nine months in 1999 (combined impact of $3.7 million);
  Higher spending at Molecumetics in support of collaboration programs (up $1.5 million); and
  Higher product development spending at Film Products (up $130,000).

                Unusual items (net) in 2000 totaled $23.2 million ($14.9 million after income taxes) and included:

  A fourth-quarter charge of $1.6 million ($1 million after income taxes) related to restructuring at our aluminum plant in El Campo, Texas;
  A fourth-quarter gain of $237,000 ($152,000 after income taxes) related to the second-quarter sale of the assets of Fiberlux, Inc.;
  A third-quarter charge of $17.9 million ($11.4 million after income taxes) for the write-off of excess production capacity at our plastic film plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7.9 million and write-off of the related goodwill of $10 million;
  A third-quarter reversal of $1 million ($640,000 after income taxes) related to the first quarter charge for the shutdown of the Manchester, Iowa, production facility due to revised estimates;
  A second-quarter gain of $525,000 ($336,000 after income taxes) for the sale of the assets of Fiberlux, Inc.;
  A first-quarter charge of $5.3 million ($3.4 million after income taxes) for the shutdown of our plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment of $4.1 million, severance costs of $700,000, and excess inventory and other items of $450,000; and
  A first-quarter charge of $191,000 ($122,000 after income taxes) for costs associated with the evaluation of financing and structural options for Tredegar Investments.

                For more information on costs and expenses, see the business segment review on pages 31-36.

Interest Income and Expense.   Interest income increased to $2.6 million in 2000 from $1.4 million in 1999 due to a higher average cash equivalents balance (see “Cash Flows” on page 24 for more information) and higher yields. The average tax-equivalent yield earned on cash equivalents was approximately 6.2% in 2000 and 5.1% in 1999.

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

Income Taxes.   The effective tax rate, excluding unusual items and venture capital investment activities, was approximately 36.5% in 2000 compared to 35.5% in 1999. The increase during 2000 was mainly due to higher taxes accrued on unremitted earnings from foreign operations. The effective tax rate for venture capital gains, losses and write-downs was 36% in both years. The overall effective tax rate was 36.2% in 2000 compared to 35.4% in 1999. The increase in the overall rate during 2000 is due to higher taxes accrued on unremitted earnings from foreign operations, lower benefit from foreign sales corporation (“FSC”) and lower benefit from R&D credits offset by lower state income tax rates. While the dollar amount of benefit from R&D and FSC is higher, the relative percentage is lower due to the increase in income attributable to venture capital gains. See Note 15 on page 68 for additional tax rate information.

Financial Condition

Assets

                Total assets decreased to $865 million at December 31, 2001, from $903.8 million at December 31, 2000, mainly due to:

  A decrease in the carrying value of venture capital investments (down $77.2 million, see Note 7 beginning on page 57); and
  A decrease in accounts receivable and inventory down $18.9 million) due to lower sales in the fourth quarter of 2001 versus the fourth quarter of 2000.

These decreases were partially offset by the following:

  An increase in cash and cash equivalents (up $52.3 million, see discussion on page 24); and
  Higher prepaid pension assets (up $12.1 million) due to pension income recognized during the year.

Liabilities and Available Credit

                Total liabilities were $387.1 million at December 31, 2001, down from $406 million at December 31, 2000, primarily due to the impact of the following:

  Lower accounts payable consistent with lower levels of inventory and sales (down $5.3 million); and
  Lower net deferred income tax liability (down $21.7 million) primarily due to an increase in write-downs of venture capital investments and a decrease in the unrealized gains on available-for-sale securities (see Note 15 on page 68).

The decreases in the above were partially offset by an increase in accrued liabilities (up $11 million) due primarily to accruals for plant shutdowns and divestitures (up $4.5 million) and the accrual for derivative financial instruments (up $4.2 million, see Note 8 on page 60).

                Debt outstanding of $264.5 million at December 31, 2001, consisted of a $250 million term loan maturing in 2005, a note payable with a remaining balance of $10 million and other debt assumed in acquisitions of $4.5 million. We also have a revolving credit facility that permits borrowings of up to $275 million (no amounts borrowed at December 31, 2001). The facility matures on July 9, 2002, and Tredegar expects to have a new facility in place by April 30, 2002. See Note 9 on page 60 for more information on debt and credit agreements.

Shareholders' Equity

                At December 31, 2001, we had 38,142,404 shares of common stock outstanding and a total market capitalization of $724.7 million, compared with 38,084,407 shares outstanding and a total market capitalization of $664.1 million at December 31, 2000.

                During 2001 and 1999, we did not purchase any shares of common stock. During 2000, we purchased 35,000 shares of our common stock for $629,000 ($17.97 per share). Since becoming an independent company in 1989, we have purchased a total of 20.2 million shares for $116.1 million ($5.75 per share). Under a standing authorization from our board of directors, we may purchase an additional four million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Cash Flows

                The reasons for the changes in cash and cash equivalents during 2001, 2000 and 1999, are summarized below:

-------------------------------------------------------------------------------------------
                                                                           (In Millions)

                                                                  2001      2000      1999
-------------------------------------------------------------------------------------------

Cash and cash equivalents, beginning of year                    $ 44.5    $ 25.8    $ 25.4
-------------------------------------------------------------------------------------------
Cash provided by (used in) continuing operating
   activities, net of capital expenditures and dividends
   (including income taxes associated with venture
   capital net gains or losses)                                   29.8     (64.3)     40.8
Proceeds from the exercise of stock options (including
   related income tax benefits realized by Tredegar)                .5       3.9       7.4
Acquisitions (see Note 2 on page 53)                              (1.9)     (3.1)   (215.2)
New venture capital investments, net of pretax
   proceeds from disposals (see Note 7 on page 57)                25.0      76.9     (77.8)
Proceeds from the sale of Fiberlux                                   -       8.0         -
Other, net                                                         2.5       2.4        .2
Net increase (decrease) in borrowings                             (3.6)     (5.1)    245.0
-------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         52.3      18.7       0.4
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $ 96.8    $ 44.5    $ 25.8
-------------------------------------------------------------------------------------------

                In 2001, cash provided by continuing operating activities, net of capital expenditures and dividends, was $29.8 million compared to cash used in operating activities, net of capital expenditures and dividends, of $64.3 million in 2000. In the statement of cash flows, income taxes related to venture capital investment activities, divestitures and property disposals are classified in operating activities, while related gains and losses are effectively classified with proceeds in investing activities. In addition, income tax benefits on write-downs of venture capital investments typically lag financial reporting recognition. Consequently, despite pretax losses after operating expenses from venture capital investment activities of $26 million in 2001, cash provided by operating activities includes related income taxes paid of $14,000 for the year. Pretax gains after operating expenses for venture capital investment activities were $130.9 million in 2000 and cash used in operating activities includes related income taxes paid of $54 million. The remaining differences between 2001 and 2000 are primarily due to:

  A decrease in the level of capital expenditures (down $40.8 million);
  A decrease in working capital;
  Increased spending at Tredegar Biotech; and
  Lower income from manufacturing operations.

                Capital expenditures in 2001 reflect the normal replacement of machinery and equipment and:

  Press modernization at the aluminum extrusions plant in Kentland, Indiana;
  A new plastic films manufacturing facility in Shanghai, China (this plant makes film for primarily hygiene products and began production in 2001);
  Continued expansion of plastic films manufacturing capacity at the facility in Hungary (this plant produces disposable films for hygiene products marketed in Europe);
  Machinery and equipment purchased for a new production line at the plant in Terre Haute, Indiana; and
  Machinery and equipment purchased to upgrade production lines at the plant in Kerkrade, The Netherlands.

                In 2000, cash used in continuing operating activities, net of capital expenditures and dividends, was $64.3 million compared to cash provided by continuing operating activities, net of capital expenditures and dividends, of $40.8 million in 1999. This change is due primarily to income taxes paid on net gains from investments (up $55 million), and higher capital expenditures (up $34.6 million), lower cash generated by manufacturing operations and higher spending at Tredegar Biotech.

                Capital expenditures in 2000 reflect the normal replacement of machinery and equipment and:

  A new production line at the plant in Terre Haute, Indiana;
  Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing traditional hygiene products’ backsheet and other components in order to improve comfort and fit);
  Expansion of capacity in Brazil for disposable films for hygiene products, such as feminine pads and diapers;

  Continued expansion of capacity at the Hungary facility;
  The new plastic films manufacturing facility in Shanghai, China;
  The press modernization at the aluminum extrusion plant in Kentland, Indiana; and
  The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia (the first phase was completed in 1996).

                Cash provided by continuing operating activities, net of capital expenditures and dividends, increased $7.6 million in 1999 due primarily to higher cash flow from operating activities, partially offset by higher capital expenditures (up $11.2 million).

                Capital expenditures in 1999 reflect the normal replacement of machinery and equipment and:

  Machinery and equipment purchased for the Hungary facility;
  Machinery and equipment purchased for the manufacture of breathable and elastomeric films;
  Further expansion of diaper backsheet film capacity in Brazil;
  Commercial production capacity for new film products; and
  The second phase of a modernization program at the aluminum extrusion plant in Newnan, Georgia.

Quantitative and Qualitative Disclosures about Market Risk

                Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks. See Note 9 on page 60 regarding credit agreements and interest rate exposures.

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

                In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than twelve months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 6 on page 56 for more information.

                We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2001 and 2000 are presented below:

       ----------------------------------------------------------------------
                 Tredegar Corporation - Manufacturing Operations
       Percentage of Net Sales and Total Assets Related to Foreign Markets
       ----------------------------------------------------------------------
                        2001                        2000
              -------------------------------------------------------

                 % of Total      % Total     % of Total      % Total
                 Net Sales *     Assets -    Net Sales *     Assets -
              ------------------          ------------------
               Exports  Foreign   Foreign  Exports  Foreign   Foreign
                From    Oper-     Oper-     From    Oper-     Oper-
                U.S.    ations   ations *   U.S.    ations   ations *
              ------------------ -------- ------------------ ---------

Canada               3       16       13         3       18        15
Europe               1        7        7         1        4         6
Latin America        3        3        3         3        2         3
Asia                 3        1        3         4        1         2
----------------------------------------------------------------------
Total % exposure
    to foreign
    markets         10       27       26        11       25        26
----------------------------------------------------------------------
*	The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents, Therics, Molecumetics, venture capital investment activities and unusual items).

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

                We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See the business segment review that begins below and Note 7 beginning on page 57 for more information.

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

Film Products

  Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 31% of our net sales in 2001, 28% in 2000 and 30% in 1999. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.
  Growth of Film Products depends on our ability to develop and deliver new products, especially in the hygiene market, which comprised over 75% of Film Products’ net sales in each of the last three years. Hygiene products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.
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
  As Film Products expands its hygiene business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

  Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001. Our sales volume declined 20% and operating profit declined 52% in 2001 compared with 2000. The decline in ongoing operating profit at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

  The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. In addition, competition from foreign extruders could result in loss of market share due to their ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Tredegar Biotech

  Molecumetics and Therics have incurred losses since inception, and we are unsure when, or if, these operating companies will become profitable. We have not been able to bring any drug compounds or bone replacement products to the point of human testing. There can be no assurance that any new drug compounds or bone replacement products can be brought to market successfully.
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
  We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel would have a material adverse effect on our biotechnology businesses and results of operations, and could inhibit product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and scientific personnel on acceptable terms could prevent us from achieving our business objectives.
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

Tredegar Investments

  The success, continued existence and value of the early-stage technology companies in which we invest depends on their ability to create or develop commercially viable products or businesses, and raise additional capital when needed. The possibility that companies in which we invest will not be able to meet their milestones or commercialize their technology, product or business concept presents significant risk. Additionally, companies in which we make seed or expansion round investments will often require substantial additional equity financing to satisfy continuing working capital requirements. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which the companies in which we invest will seek additional capital; however, current market conditions are not favorable. Companies that are unsuccessful in raising the needed additional capital are likely to fail, leaving little or no liquidation value for investors.
  Many of the venture capital investments we hold are illiquid. For private companies in which we have invested, there is no secondary market for our shares and there is no assurance that one will be available in the near future. Additionally, once a company becomes publicly traded, there is generally a period of time in which we are not permitted to trade the securities (the “lock-up” period, which is generally six months).
  The success of our venture capital investments will be significantly affected by the state of the securities markets in general and, more specifically, the market for initial public offerings, the market for communications, life science and information technology companies, and the market for mergers and acquisitions. We anticipate that a significant portion of our returns will be realized through initial public offerings of companies in which we have invested or through merger and acquisition activity. The market for initial public offerings and merger and acquisition activity is cyclical in nature. Thus, we cannot be certain that the securities markets will be receptive to initial public offerings or merger and acquisition activity, particularly those of early-stage companies. As seen during 2001, any adverse change in the market for initial public offerings could significantly impact our ability to realize our investment objective.
  Valuing our venture capital investments is difficult and inexact. We value our venture capital investments based on our best estimate of the value of each individual investment. There is typically no public market for our investments in privately held companies. We will consult with venture funds and consulting firms when needed to assist in the valuation of our investments. Valuation is inherently subjective. The net asset value set by management may not reflect the price at which we could sell our shares in the open market.

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

                We anticipate that adoption of these standards will result in an annual reduction of amortization expense of approximately $4.6 million ($3 million after income taxes). Additionally, we will reclassify from intangible assets to goodwill approximately $396,000 related to the Therics workforce, which no longer qualifies as a separately identifiable intangible asset. We will adopt these standards in the first quarter of 2002.

                The Financial Accounting Standards Board has also issued a new standard affecting the accounting for the impairment or disposal of long-lived assets. This standard will be adopted during the first quarter of 2002 and is not expected to have a significant impact on the financial statements.

Business Segment Review

Film Products

Sales. Film Products sales were $382.7 million in 2001 versus $380.2 million in 2000. Total volume for the year declined to 310.4 million pounds from 320.5 million pounds (down 3%). The decline in volume is primarily due to lower demand for our diaper backsheet film. The impact of the volume decline on net sales was offset by higher sales from operations in Europe and China and higher sales of new, higher-value specialty film components for diapers and feminine hygiene products.

                Film Products sales increased by 11% in 2000 due to the acquisition of Exxon Films on May 17, 1999 (see Note 2 on page 53) and raw material driven price increases. Total volume for the year was up 2% due to the acquisition of Exxon Films. On a pro forma basis (assuming the acquisition of Exxon Films occurred at the beginning of 1999), annual sales for Film Products declined by 1% and volume declined by 11%. The decline in volume was due to:

  Lower volumes in traditional diaper backsheet due to the transition to cloth-like breathable materials;
  Lower volume due to the continuing decline in market share of a major customer; and
  Lower volume due to the loss of some traditional diaper backsheet business in foreign markets to local competition in those markets.

Operating Profit. Film Products operating profit (excluding unusual items) was $61.8 million in 2001, up 31% from $47.1 million in 2000. The improvement in operating profit was due to:

  Growth in foreign operations, including higher profits in Europe (up $7.3 million, including $1.7 million due to a full year of operations for ADMA and Promea), and China (up $1.7 million) partially offset by lower profits in Brazil and Argentina (down $2.6 million);
  A shift away from our diaper backsheet film to higher-margin specialty film components for diapers and feminine hygiene products; and
  A reduction in charges for bad debts and returned goods (impact of $3.1 million).

                Film Products operating profit (excluding unusual items) was $47.1 million in 2000, down from $59.6 million in 1999. The decline in operating profit was due to:

  Manufacturing inefficiencies associated with the rollout of cloth-like breathable laminate backsheet for diapers;
  Lower volume from the transition to new products and lower customer market share as noted above;
  Higher costs related to new product development and commercialization efforts; and
  A third-quarter charge of $3.5 million for doubtful accounts related to two diaper film customers.

Identifiable Assets. Identifiable assets in Film Products were $367.3 million in 2001 compared with $367.5 million in 2000. While overall identifiable assets did not change significantly between years, growth opportunities in foreign markets combined with excess capacity in domestic plants resulted in a shift of assets from domestic to foreign locations. Consequently, identifiable assets increased in Europe (up $6.7 million) and China (up $4.5 million) while declining in the United States (down $7.9 million). Identifiable assets declined in Brazil and Argentina (down $3.5 million on a combined basis) due primarily to asset write-downs in Argentina resulting from deteriorating business and economic conditions.

                Identifiable assets in Film Products were $367.5 million in 2000, up from $360.5 million in 1999 due primarily to the impact of the following:

  Capital expenditures in excess of depreciation and amortization ($30 million);
  A decrease in accounts receivable and inventory reflecting lower sales volume (down $11.9 million); and
  The write-off of goodwill in connection with the write-off of excess production capacity ($10 million).

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $22 million in 2001, down slightly from $23.1 million in 2000 due to plant rationalizations. Depreciation and amortization for Film Products was $23.1 million in 2000, up from $18.8 million in 1999 due to the acquisition of Exxon Films in 1999 and capital expenditures (up $27.9 million over 1999). The acquisition of Exxon Films generated goodwill of $115.2 million, $10 million of which was written off in 2000 due to excess production capacity. The required adoption of a new accounting standard effective January 1, 2002, will result in the elimination of goodwill amortization. Had the new standard been effective in 2001, amortization expense for Film Products would have been reduced and operating profit would have increased by $3.7 million.

                Capital expenditures in Film Products in 2001 reflect the normal replacement of machinery and equipment and:

  A new manufacturing facility in Shanghai, China;
  Continued expansion of manufacturing capacity at the facility in Hungary;
  Machinery and equipment purchased for a new production line at the plant in Terre Haute, Indiana; and
  Machinery and equipment purchased to upgrade lines at the plant in Kerkrade, The Netherlands.

                Capital expenditures in Film Products in 2000 reflect the normal replacement of machinery and equipment and:

  A new production line at our plant in Terre Haute, Indiana;
  Machinery and equipment purchased for the manufacture of breathable and elastomeric films;
  Expansion of capacity in Brazil for disposable films for hygiene products;
  A new plastic film manufacturing facility in Shanghai, China; and
  Continued expansion of capacity at the Hungary facility.

Aluminum Extrusions

Sales. Sales in Aluminum Extrusions declined 21% to $380.4 million in 2001 compared with $479.9 million in 2000. Annual volume declined 20% to 244.3 million pounds from 303.9 million pounds in 2000. The aluminum extrusions industry continues to be affected by poor economic conditions. Despite these conditions, we believe we have maintained our market share (see our market segments in the table on page 3).

                Sales in Aluminum Extrusions increased by 4% in 2000 compared with 1999 primarily due to higher average selling prices reflecting higher raw material costs. Volume declined by 4% due to weakening demand from transportation, distribution and construction markets during the second half of the year.

Operating Profit. Operating profit (excluding unusual items) declined 52% to $25.4 million in 2001 compared with $53 million in 2000 due to the decline in volume and pricing pressure related to weak economic conditions.

                Operating profit (excluding unusual items) decreased by 6% in 2000 primarily due to lower volumes resulting from weakening demand in our major markets during the latter half of the year, higher per-unit conversion costs and competitive pricing pressures.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $185.9 million, down from $210.4 million in 2000. The decrease is primarily due to:

  Decreases in accounts receivable and inventory reflecting lower sales (combined decrease of $19.3 million); and
  An impairment charge to property, plant and equipment of $4.5 million related to the closure of the plant in El Campo, Texas.

                Identifiable assets in Aluminum Extrusions were $210.4 million in 2000, down from $216.3 million in 1999 due primarily to a decrease in accounts receivable of $15.2 million reflecting lower sales in the fourth quarter of 2000 compared to the fourth quarter of 1999, partially offset by capital expenditures in excess of depreciation and amortization of $12 million.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $11.2 million in 2001, up from $9.9 million in 2000 due primarily to capital expenditures. Depreciation and amortization for Aluminum Extrusions was $9.9 million in 2000, up slightly from $9.5 million in 1999 due primarily to capital expenditures.

                Capital expenditures in 2001 reflect the normal replacement of machinery and equipment and:

  The modernization of one of the presses at the plant in Kentland, Indiana; and
  Machinery and equipment purchased for the plant in Newnan, Georgia.

                Capital expenditures in 2000 reflect the normal replacement of machinery and equipment and:

  The second phase of a press modernization program at the plant in Newnan, Georgia (total capital outlays for this project were approximately $11 million with $3.5 million spent in 2000, $6.2 million spent in 1999 and $1.3 million spent in 1998); and
  The press modernization project at the plant in Kentland, Indiana.

Fiberlux

                Fiberlux was sold during the second quarter of 2000 for a gain of $762,000 ($487,680 after taxes). Fiberlux was not material to the consolidated results of operations.

Tredegar Biotech

                Revenues recognized to date for Tredegar Biotech (Molecumetics and Therics) (Therics was acquired on April 8, 1999), relate entirely to payments received for R&D support, including revenues of $4.4 million in 2001, $7.3 million in 2000 and $7.8 million in 1999. Operating losses increased to $21.7 million in 2001 from $13.6 million in 2000 due to increased spending at both Molecumetics and Therics in support of increased R&D efforts.

                Operating losses increased by $5 million in 2000 from $8.7 million in 1999 due to increased spending for R&D efforts at both Molecumetics and Therics. R&D support revenues from collaboration arrangements decreased at Molecumetics in 2000 compared with 1999 ($6.9 million in 2000 compared to $7.6 million in 1999). This decrease was slightly offset by higher revenue at Therics (up $242,000).

                Identifiable assets in Tredegar Biotech were $15.5 million in 2001, $14.4 million in 2000 and $14.7 million in 1999.

Tredegar Investments

                Tredegar Investments had a net after-tax loss of $16.6 million in 2001 versus a net after-tax gain of $83.8 million in 2000 and a net after-tax loss of $4.5 million in 1999. A schedule of investments is provided in Note 7 beginning on page 57. Information on how we account for and value our investments is provided in Note 1 beginning on page 46.

                The appreciation (depreciation) in net asset value ("NAV") related to investment performance for the last three years is summarized below:

------------------------------------------------------------------------------------------
                                                                        (In Millions)
                                                                2001       2000     1999
------------------------------------------------------------------------------------------
Net realized gains, losses, writedowns and related
   operating expenses for venture capital investments
   reflected in our consolidated statements
   of income (net of tax)                                    $ (16.6)    $ 83.8   $ (4.5)
Change in unrealized appreciation of venture capital
   investments (net of tax)                                   (120.1)      89.2     41.4
------------------------------------------------------------------------------------------
After-tax appreciation (depreciation) in NAV
   related to investment performance                        $ (136.7)   $ 173.0   $ 36.9
------------------------------------------------------------------------------------------

                The following companies accounted for the depreciation in NAV during the year:

----------------------------------------------------------------------------------------------------------------------------

                                                                                                               (In Millions)
Investment                                                   Reason for Change                                    2001
----------------------------------------------------------------------------------------------------------------------------
Public companies:
   Photon Dynamics, Inc.                                     Acquisition of IRSI, a direct holding              $ (7.3)
   Cosine Communications                                     Change in stock price                                (2.2)
   Vascular Solutions                                        Change in stock price                                (1.7)
   Illumina, Inc.                                            Change in stock price                                (1.7)
   SignalSoft Corporation                                    Change in stock price                                (1.1)
   Eprise Corporation                                        Change in stock price                                (1.0)
Private companies:
   eWireless, inc.                                           Lower valuation                                     (30.5)
   Venture capital funds                                     Various                                             (28.5)
   NovaLux, Inc.                                             Lower valuation                                     (26.0)
   BroadRiver Communications                                 Lower valuation                                      (5.8)
   Moai Technologies, Inc.                                   Lower valuation                                      (4.0)
   Songbird Medical, Inc.                                    Lower valuation                                      (3.7)
   Etera Corporation                                         Lower valuation                                      (3.7)
   MediaFlex.com                                             Lower valuation                                      (2.6)
   EndoVasix, Inc.                                           Lower valuation                                      (2.2)
   ThinkFree.com                                             Lower valuation                                      (1.9)
   Cryogen                                                   Lower valuation                                      (1.8)
   Linx Communications, Inc.                                 Lower valuation                                      (1.8)
   AdiCom Wireless, Inc.                                     Lower valuation                                      (1.7)
   Riveon                                                    Lower valuation                                      (1.3)
   Xcyte Therapies, Inc.                                     Lower valuation                                      (1.2)
   Locus Discovery                                           New round of financing at higher valuation            1.5
Other public and private companies                           Various                                              (2.4)
----------------------------------------------------------------------------------------------------------------------------
Depreciation in NAV before operating expenses                                                                   (132.6)
After-tax operating and other expenses                                                                            (4.1)
----------------------------------------------------------------------------------------------------------------------------
Depreciation in NAV related to investment performance                                                          $ (136.7)
----------------------------------------------------------------------------------------------------------------------------

                The cost basis, carrying value and NAV of our investment portfolio is reconciled below:

--------------------------------------------------------------------------------------------
                                                                         (In Millions)
                                                                          December 31
                                                              ------------------------------
                                                                 2001      2000      1999
--------------------------------------------------------------------------------------------
Cost basis of investments                                     $ 190.0   $ 213.1    $135.5
Writedowns taken on securities held (charged to
   earnings)                                                    (47.9)    (26.6)     (7.8)
Unrealized appreciation on public securities held
   by Tredegar (reflected directly in equity net of
   deferred income taxes)                                        13.0      45.8      13.0
--------------------------------------------------------------------------------------------
Carrying value of venture capital investments
   reflected in the balance sheet                               155.1     232.3     140.7
Unrealized appreciation in private securities held by
   Tredegar and in its indirect interest in all securities
   held by venture capital funds                                 16.6     171.3      64.7
--------------------------------------------------------------------------------------------
Estimated fair value of venture capital investments             171.7     403.6     205.4
Estimated income tax benefit (cost) on assumed disposal
   at fair value                                                  6.6     (68.6)    (25.2)
--------------------------------------------------------------------------------------------
Estimated NAV of venture capital investments                  $ 178.3   $ 335.0    $180.2
--------------------------------------------------------------------------------------------

                Changes in NAV are summarized below:

--------------------------------------------------------------------------------------------------------------
                                                                                             (In Millions)
                                                                                     2001      2000      1999
--------------------------------------------------------------------------------------------------------------
NAV at beginning of period                                                        $ 335.0   $ 180.2    $ 67.1
--------------------------------------------------------------------------------------------------------------
After-tax appreciation (depreciation) in NAV related to
   investment performance (net of operating expenses)                              (136.7)    173.0      36.9
After-tax operating expenses funded by Tredegar                                       4.1       4.2       1.6
New investments                                                                      24.5      93.1      81.7
Transfer of NAV of Therics out of portfolio
   (acquired by Tredegar)                                                               -         -      (4.3)
Reduction in NAV due to the sale of investments                                     (48.6)   (115.5)     (2.8)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in NAV                                                         (156.7)    154.8     113.1
--------------------------------------------------------------------------------------------------------------
NAV at end of the period                                                          $ 178.3   $ 335.0    $180.2
--------------------------------------------------------------------------------------------------------------

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK

                See discussion of quantitative and qualitative disclosures about market risk beginning on page 26 of Management's Discussion and Analysis.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See the index on page 40 for references to the report of independent accountants, management's report on the financial statements, the consolidated financial statements and selected quarterly financial data.

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

                The information included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference.

                Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

John D. Gottwald	47	Chairman of the Board of Directors

Norman A. Scher	64	President and Chief Executive Officer

Douglas R. Monk	56	Executive Vice President and Chief Operating Officer

Thomas G. Cochran	40	Vice President and President, Tredegar Film Products

Edward A. Cunningham	44	Vice President, Corproation Communications and Investor Relations

D. Andrew Edwards	43	Vice President, Finance and Treasurer

Larry J. Scott	51	Vice President, Audit

Nancy M. Taylor	41	Vice President, Adninistration and Corporate Development and Corporate Secretary

William J. Wetmore	48	Vice President and President, Aluminum Extrusions

John D. Gottwald. Mr. Gottwald was elected Chairman of the Board of Directors effective September 10, 2001. Mr. Gottwald served as President and Chief Executive Officer from July 10, 1989 until September 10, 2001.

Norman A. Scher. Mr. Scher was elected President and Chief Executive Officer effective September 10, 2001. Mr. Scher served as Executive Vice President and Chief Financial Officer from July 10, 1989 until September 10, 2001. From July 10, 1989 until May 22, 1997, he served as Treasurer.

Douglas R. Monk. Mr. Monk was elected Executive Vice President and Chief Operating Officer on November 18, 1998, and is responsible for our manufacturing operations. Mr. Monk has served as a Vice President since August 29, 1994, and served as President of Aluminum Extrusions from February 23, 1993 to December 1, 1998.

Thomas G. Cochran. Mr. Cochran was elected Vice President on November 28, 2001. Mr. Cochran has served as President of Tredegar Film Products since February 22, 2000. Mr. Cochran was the Managing Director of Tredegar Film Products' European operations from January, 1998 until May, 1999, and Business Development Manager of those operations from September, 1996 until December, 1997. Mr. Cochran was President of Brudi, Inc., a former subsidiary of Tredegar, from January, 1995 until August, 1996.

Edward A. Cunningham. Mr. Cunningham was elected Vice President, Corporate Communications and Investor Relations on May 24, 2000. Mr. Cunningham served as Director of Corporate Communications and Investor Relations from March 1, 1994 until May 24, 2000. From July 10, 1989 until March 1, 1994, he served as Manager of Corporate Communications.

D. Andrew Edwards. Mr. Edwards was elected Vice President, Finance, and Treasurer on November 18, 1998. Mr. Edwards has served as Treasurer since May 22, 1997. From October 19, 1992 until July 10, 2000, Mr. Edwards served as Controller.

Larry J. Scott. Mr. Scott was elected Vice President, Audit, on May 24, 2000. Mr. Scott served as Director of Internal Audit from February 24, 1994 until May 24, 2000.

Nancy M. Taylor. Ms. Taylor was elected Vice President, Administration and Corporate Development, on September 10, 2001. Ms. Taylor has served as Secretary since February 24, 1994. Ms. Taylor served as Vice President, Law, from November 18, 1998 until September 10, 2001. Ms. Taylor served as General Counsel from May 22, 1997 until July 25, 2000. From February 24, 1994 until May 22, 1997, Ms. Taylor served as Corporate Counsel. She served as Assistant General Counsel from September 1, 1991 until February 24, 1994.

William J. Wetmore. Mr. Wetmore was elected Vice President on May 24, 2000. He has also served as President of Aluminum Extrusions since December 1, 1998. Mr. Wetmore served as Director of Operations for Aluminum Extrusions since October 1, 1996. He was the plant manager of the Aluminum Extrusions plant in Carthage, Tennessee prior to that time.

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

PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                       REPORTS ON FORM 8-K

                        (a)        List of documents filed as a part of the report:

                                      (1)        Financial statements:

Tredegar Corporation
Index to Financial Statements and Supplementary Data

Page

Report of Independent Accountants	41

Management's Report on the Financial Statements	41

Financial Statements (Audited):

Consolidated Statements of Income for the Years Ended	42
December 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of December 31, 2001	43
2000

Consolidated Statements of Cash Flows for the Years	44
Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholder's Equity for the Years	45
Ended December 31, 2001, 2000 and 1999

Notes to Financial Statements	46-71

Selected Quarterly Financial Data (Unaudited)	72

                                      (2)        Financial statement schedules:

                                                   None

                                      (3)        Exhibits:

                                                   See Exhibit Index on page 75.

                        (b)        Reports on Form 8-K

                                      We did not file or amend any reports on Form 8-K during the last quarter of the year ended December 31, 2001.

INDEPENDENT ACCOUNTANTS’ AND MANAGEMENT’S REPORTS

                 REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Tredegar Corporation:

                In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders' equity present fairly, in all material respects, the financial position of Tredegar Corporation and Subsidiaries ("Tredegar") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Richmond, Virginia
January 17, 2002

                 MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS

                Tredegar's management has prepared the financial statements and related notes appearing on pages 42-71 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

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

                The Audit Committee of the Board of Directors, composed of outside directors only, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the Board on the recommendation of the Audit Committee, subject to shareholder approval.

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

 Years Ended December 31                          2001      2000      1999
--------------------------------------------------------------------------------
 (In thousands, except per-share amounts)

 Revenues:
    Gross sales                               $783,148 $ 886,379 $ 835,632
    Freight                                    (15,580)  (17,125)  (15,221)
--------------------------------------------------------------------------------
    Net sales                                  767,568   869,254   820,411
    Other income (expense), net                (18,400)  138,204    (4,362)
--------------------------------------------------------------------------------
      Total                                    749,168 1,007,458   816,049
--------------------------------------------------------------------------------

 Costs and expenses:
    Cost of goods sold                         620,779   706,817   648,254
    Selling, general and administrative         52,107    52,937    47,357
    Research and development                    32,887    27,593    22,313
    Amortization of intangibles                  4,914     5,025     3,430
    Interest                                    12,671    17,319     9,088
    Unusual items                               15,964    23,220     4,065
--------------------------------------------------------------------------------
      Total                                    739,322   832,911   734,507
--------------------------------------------------------------------------------
 Income from continuing operations
     before income taxes                         9,846   174,547    81,542
 Income taxes                                    1,490    63,171    28,894
--------------------------------------------------------------------------------
 Income from continuing operations               8,356   111,376    52,648
 Income from discontinued operations             1,396         -         -
--------------------------------------------------------------------------------
 Net income                                    $ 9,752 $ 111,376  $ 52,648
--------------------------------------------------------------------------------
 Earnings per share:
    Basic:
      Continuing operations                      $ .22    $ 2.94    $ 1.42
      Discontinued operations                      .04         -         -
--------------------------------------------------------------------------------
      Net income                                 $ .26    $ 2.94    $ 1.42
--------------------------------------------------------------------------------
    Diluted:
      Continuing operations                      $ .21    $ 2.86    $ 1.36
      Discontinued operations                      .04         -         -
--------------------------------------------------------------------------------
      Net income                                 $ .25    $ 2.86    $ 1.36
--------------------------------------------------------------------------------

 See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

 December 31                                                     2001     2000
--------------------------------------------------------------------------------
 (In thousands, except share amounts)

 Assets
 Current assets:
    Cash and cash equivalents                                $ 96,810 $ 44,530
    Receivable from securities brokers                              -      292
    Accounts and notes receivable                              79,274   96,652
    Income taxes recoverable                                    5,410    3,857
    Inventories                                                45,316   46,825
    Deferred income taxes                                      16,022   13,788
    Prepaid expenses and other                                  2,880    2,818
--------------------------------------------------------------------------------
      Total current assets                                    245,712  208,762
--------------------------------------------------------------------------------
 Property, plant and equipment, at cost:
    Land and land improvements                                 17,705   12,125
    Buildings                                                  68,731   62,631
    Machinery and equipment                                   448,055  443,418
--------------------------------------------------------------------------------
      Total property, plant and equipment                     534,491  518,174
    Less accumulated depreciation                             267,148  244,667
--------------------------------------------------------------------------------
    Net property, plant and equipment                         267,343  273,507
 Venture capital investments                                  155,084  232,259
 Other assets and deferred charges                             60,404   49,661
 Goodwill and other intangibles                               136,488  139,579
--------------------------------------------------------------------------------
      Total assets                                           $865,031 $ 903,768
--------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity
 Current liabilities:
    Accounts payable                                         $ 46,507 $ 51,818
    Accrued expenses                                           47,637   36,593
    Current portion of long-term debt                           5,000        -
--------------------------------------------------------------------------------
      Total current liabilities                                99,144   88,411
 Long-term debt                                               259,498  268,102
 Deferred income taxes                                         18,985   40,650
 Other noncurrent liabilities                                   9,505    8,877
--------------------------------------------------------------------------------
      Total liabilities                                       387,132  406,040
--------------------------------------------------------------------------------
 Commitments and contingencies (Notes 7, 14 and 17)
 Shareholders' equity:
    Common stock (no par value):
      Authorized 150,000,000 shares;
      Issued and outstanding - 38,142,404 shares
       in 2001 and 38,084,407 in 2000                         107,104  106,587
    Common stock held in trust for savings restoration
      plan (53,871 shares in 2001 and 2000)                    (1,212)  (1,212)
    Accumulated other comprehensive income (loss):
      Unrealized gain on available-for-sale securities          8,314   29,331
      Foreign currency translation adjustment                  (6,007)  (5,732)
      Loss on derivative financial instruments                 (2,708)       -
    Retained earnings                                         372,408  368,754
--------------------------------------------------------------------------------
      Total shareholders' equity                              477,899  497,728
--------------------------------------------------------------------------------
      Total liabilities and shareholders' equity             $865,031 $ 903,768
--------------------------------------------------------------------------------

 See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31                                                     2001         2000       1999
---------------------------------------------------------------------------------------------------------
(In thousands)

Cash flows from operating activities:
   Net income                                                            $ 9,752     $111,376    $52,648
   Adjustments for noncash items:
     Income from discontinued operations                                  (1,396)           -          -
     Depreciation                                                         32,995       31,959     28,263
     Amortization of intangibles                                           4,914        5,025      3,430
     Write-off of goodwill and other intangibles                               -        9,950      3,725
     Deferred income taxes                                                (8,906)      (4,673)     1,456
     Accrued pension income and postretirement benefits                  (10,821)      (6,648)    (2,904)
     Loss (gain) on venture capital investments                           19,655     (135,969)     4,622
     Loss on equipment writedowns and divestitures                         8,531       13,080        458
     Allowance for doubtful accounts                                       3,143        5,630      1,854
   Changes in assets and liabilities, net of
     effects from acquisitions and divestitures:
     Accounts and notes receivable                                        13,899       17,994    (15,147)
     Inventories                                                           1,249        4,176     (2,120)
     Income taxes recoverable and other prepaid expenses                  (1,617)      (3,691)     1,059
     Accounts payable and accrued expenses                                 3,203      (23,990)    15,547
   Other, net                                                                313       (2,642)      (871)
---------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                            74,914       21,577     92,020
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                  (38,990)     (79,830)   (45,221)
   Acquisitions (net of cash acquired of $2,393 in
     2000; excludes debt assumed of $3,234 in 2000)                       (1,918)      (3,082)  (215,227)
   Venture capital investments                                           (24,504)     (93,058)   (81,747)
   Proceeds from the sale of venture capital investments                  49,477      169,988      3,936
   Proceeds from property disposals and divestitures                       2,458        9,497      1,424
   Other, net                                                                 28        1,635     (1,326)
---------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                 (13,449)       5,150   (338,161)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Dividends paid                                                         (6,098)      (6,077)    (5,950)
   Net increase (decrease) in borrowings                                  (3,604)      (5,132)   245,000
   Repurchases of Tredegar common stock                                        -         (629)         -
   Proceeds from exercise of stock options (including
     related income tax benefits realized)                                   517        3,889      7,434
---------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                  (9,185)      (7,949)   246,484
---------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                     52,280       18,778        343
Cash and cash equivalents at beginning of period                          44,530       25,752     25,409
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 96,810     $ 44,530    $25,752

Supplemental cash flow information:
   Interest payments (net of amount capitalized)                        $ 12,884     $ 20,648    $ 5,554
   Income tax payments, net                                              $ 8,267     $ 72,181    $24,367
---------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Tredegar Corporation and Subsidiaries

                                                                                                                                      Accumulated
                                                                                                                                  Other Comprehensive
                                                                                                                                     Income (Loss)
                                                                                                                  --------------------------------------------
                                                                                                                  Unrealized
                                                                                                      Trust for      Gain on         Foreign      Loss on              Total
                                                                                                        Savings   Available-        Currency    Derivative            Share-
                                                             Common Stock               Retained       Restora-     for-Sale          Trans-     Financial          holders'
                                                         Shares        Amount           Earnings      tion Plan   Securities          lation   Instruments           Equity
 (In thousands, except share and per-share data)

 Balance December 31, 1998                           36,660,751      $ 95,893          $ 216,757       $ (1,212)     $ 1,376        $ (2,519)             $ -      $ 310,295
 Comprehensive income:
    Net income                                                -             -             52,648              -            -               -                -         52,648
    Other comprehensive income:
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax of $3,911)                                 -             -                  -              -        6,954               -                -          6,954
      Foreign currency translation adjustment
       (net of tax of $466)                                   -             -                  -              -            -             847                -            847
    Comprehensive income                                                                                                                                              60,449
 Cash dividends declared ($.16 per share)                     -             -             (5,950)             -            -               -                -         (5,950)
 Issued upon exercise of stock options
    (including related income tax benefits
    of $3,007)                                        1,000,389         7,434                  -              -            -               -                -          7,434
 Balance December 31, 1999                           37,661,140       103,327            263,455         (1,212)       8,330          (1,672)               -        372,228
 Comprehensive income:
    Net income                                                -             -            111,376              -            -               -                -        111,376
    Other comprehensive income (loss):
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax of $11,813)                                -             -                  -              -       21,001               -                -         21,001
      Foreign currency translation adjustment
       (net of tax of $2,186)                                 -             -                  -              -            -          (4,060)               -         (4,060)
    Comprehensive income                                                                                                                                             128,317
 Cash dividends declared ($.16 per share)                     -             -             (6,077)             -            -               -                -         (6,077)
 Repurchases of Tredegar common stock                   (35,000)         (629)                 -              -            -               -                -           (629)
 Issued upon exercise of stock options
    (including related income tax benefits
    of $633)                                            458,267         3,889                  -              -            -               -                -          3,889
 Balance December 31, 2000                           38,084,407       106,587            368,754         (1,212)      29,331          (5,732)               -        497,728
 Comprehensive income:
    Net income                                                -             -              9,752              -            -               -                -          9,752
    Other comprehensive income (loss):
      Available-for-sale securities adjustment,
       net of reclassification adjustment
       (net of tax of $11,822)                                -             -                  -              -      (21,017)              -                -        (21,017)
      Foreign currency translation adjustment
       (net of tax of $148)                                   -             -                  -              -            -            (275)               -           (275)
      Cumulative effect of accounting change
       for derivative financial instruments
       (net of tax of $170)                                                                                                                               303            303
      Derivative financial instruments
       adjustment (net of tax of $1,657)                                                                                                               (3,011)        (3,011)
    Comprehensive loss                                                                                                                                               (14,248)
 Cash dividends declared ($.16 per share)                     -             -             (6,098)             -            -               -                -         (6,098)
 Issued upon exercise of stock options
    (including related income tax benefits
    of $64)                                              57,997           517                  -              -            -               -                -            517
 Balance December 31, 2001                           38,142,404     $ 107,104          $ 372,408       $ (1,212)     $ 8,314        $ (6,007)        $ (2,708)     $ 477,899

 See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries
(In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (“Tredegar”) is engaged in the manufacture of plastic films and aluminum extrusions. We also operate a biotechnology division that is developing a variety of healthcare-related technologies and we have an investment subsidiary. For more information on our products, principal markets and customers, see the “Description of Business” on pages 1-7 and the segment tables on pages 13-17. During the years 1999 and 2000, we made several acquisitions (see Note 2).

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

                The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity.

                The financial statements of foreign subsidiaries where the U.S. Dollar is the functional currency, and which have certain transactions in a local currency, are remeasured as if the functional currency were the U.S. Dollar. The remeasurement of local currencies into U.S. Dollars creates translation adjustments which are included in income. Transaction and remeasurement gains or losses included in income were not material in 2001, 2000 and 1999.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2001 and 2000, Tredegar had approximately $90,000 and $40,000, respectively, invested in securities with maturities of two months or less.

                Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Inventories. Inventories are stated at the lower of cost or market, with cost principally determined on the last-in, first-out (“LIFO”) basis. Other inventories are stated on either the weighted average cost or the first-in, first-out basis. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead.

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

                Property, plant and equipment includes capitalized interest of $1,791 in 2001, $2,744 in 2000 and $1,550 in 1999.

                Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 40 years for buildings and land improvements and generally 2 to 20 years for machinery and equipment.

Investments. We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. These investments individually represent voting ownership interests of less than 20%.

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

                The fair value of securities of public companies is determined based on closing price quotations, subject to estimated restricted stock discounts. Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption from the registration requirements of the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded. Restricted issues of the same class of stock that is publicly traded are classified as available-for-sale securities if the securities can be reasonably expected to qualify for sale within one year. We estimate discounts to apply to restricted stock based on the circumstances surrounding each security, including the restriction period, the average trading volume of the security relative to our holdings and the discount applied by other venture capital funds with similar restrictions, if known.

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

  The general partners’ estimate of the fair value of non-marketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation);
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

                Gains and losses recognized are included in "Other income (expense), net" in the consolidated statements of income on page 42 and "Venture capital investments" in the operating profit by segment table in Note 3. We classify the stand-alone operating expenses (primarily management fee expenses in 2001 and primarily employee compensation and benefits and leased office space and equipment in 2000 and 1999) for our venture capital investment activities with gains and losses in "Venture capital investments" in the operating profit by segment table. These expenses, which are reported in selling, general and administrative expenses in the consolidated statements of income, totaled $6,338 in 2001, $5,096 in 2000 and $2,457 in 1999.

Goodwill and Other Intangibles. The components of goodwill and other intangibles at December 31, 2001 and 2000, and related amortization periods are as follows:

-----------------------------------------------------------------------------------------------------------------------------
December 31                                                                2001            2000      Amortization Periods
-----------------------------------------------------------------------------------------------------------------------------
 Goodwill at acquisition date related to:
     The acquisition of the assets of the plastic films business
      of Exxon Chemical Company (May 17, 1999)                        $ 115,243       $ 115,243      30 years
     Acquisitions prior to November 1, 1970, and
       relating to Aluminum Extrusions                                   19,484          19,484      Not amortized
     The acquisition of Exal Aluminum Inc. (June 11, 1998)               13,074          13,074      40 years
     The acquisition of the assets of Therics, Inc.
      (April 8, 1999)                                                     4,908           4,908      10 years
     The acquisiton of the stock of ADMA and Promea
      (October 13, 2000)                                                  5,455           3,537      30 years
 Other Therics intangibles at acquisition date:
       In-process R&D                                                     3,458           3,458      Immediate write-off
       Tradename                                                          2,236           2,236      10 years
       Workforce                                                            881             881      5 years
 Other (primarily patent rights and licenses acquired)                      603             603      No more than 17 yrs.
-----------------------------------------------------------------------------------------------------------------------------
 Total at cost                                                          165,342         163,424
 Accumulated amortization                                               (13,824)         (8,910)
 Accumulated write-off of goodwill and in-process R&D acquired          (13,408)        (13,408)
 Accumulated impact of foreign currency translation and other            (1,622)         (1,527)
-----------------------------------------------------------------------------------------------------------------------------
     Net                                                              $ 136,488       $ 139,579
-----------------------------------------------------------------------------------------------------------------------------

                We evaluate the periods of amortization continually to determine whether events and circumstances warrant revised estimates of useful lives. See Recently Issued Accounting Standards for changes affecting the accounting for goodwill effective January 1, 2002.

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

                Contract research revenue from collaboration agreements at Tredegar Biotech (Molecumetics and Therics) is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, contract research support payments received in advance are recorded as deferred revenue and recognized as revenue only after the services to which they relate have been performed. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total R&D labor plan, as appropriate. A contract is considered substantially complete when the remaining costs and potential risks associated with that contract are insignificant in amount. There is little or no profit generated from contract research support programs. At December 31, 2001, no contractually defined milestones had been achieved and there were no licensed products. Accordingly, no milestone-driven revenue or royalties have been recognized.

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

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

--------------------------------------------------------------------------------------------------
                                                        2001               2000               1999
--------------------------------------------------------------------------------------------------
 Weighted average shares outstanding used
     to compute basic earnings per share          38,061,161         37,884,656         36,991,974
 Incremental shares issuable upon the
     assumed exercise of stock options               762,967          1,023,160          1,747,504
--------------------------------------------------------------------------------------------------
 Shares used to compute diluted
     earnings per share                           38,824,128         38,907,816         38,739,478
--------------------------------------------------------------------------------------------------

                Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Stock-Based Employee Compensation Plans. Stock options, stock appreciation rights (“SARs”) and restricted stock grants are accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations whereby:

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

Financial Instruments We use derivative financial instruments for the purpose of hedging aluminum price volatility and interest rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges. Accordingly, all derivatives are recognized on the balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. There was no hedge ineffectiveness recognized in earnings in 2001.

                Our policy requires that we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

                As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

                The cash flows related to financial instruments are classified in the statements of cash flows in a manner consistent with those of the transactions being hedged.

                See Recently Adopted Accounting Standards and Note 6 for additional information.

Comprehensive Income. Comprehensive income, which is included in the consolidated statement of shareholders’ equity, is defined as net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments recorded net of deferred income taxes directly in shareholders’ equity.

                For 2001, other comprehensive income also includes the cumulative effect adjustment for the adoption of the new accounting standard for derivative financial instruments (see Recently Adopted Accounting Standards) and changes in the gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders equity.

                The available-for-sale securities adjustment included in the consolidated statement of shareholders' equity is comprised of the following components:

------------------------------------------------------------------------------------------------
                                                     2001               2000               1999
------------------------------------------------------------------------------------------------
 Available-for-sale securities adjustment:
     Unrealized net holding gains (losses)
       arising during the period                 $ (3,859)         $ 185,584           $ 12,295
     Income taxes                                   1,389            (66,810)            (4,426)
     Reclassification adjustment for net
       losses (gains) realized in income          (28,980)          (152,770)            (1,429)
     Income taxes                                  10,433             54,997                514
------------------------------------------------------------------------------------------------
 Available-for-sale securities adjustment       $ (21,017)          $ 21,001            $ 6,954
------------------------------------------------------------------------------------------------

Recently Adopted Accounting Standards. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Financial Instruments and Hedging Activities,” and its related amendment, Statement of Financial Accounting Standards No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS No. 133”). These standards require that all derivative financial instruments be recognized on the balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives that are designated and effective as a hedge transaction are recorded each period in earnings or accumulated other comprehensive income, depending on the type of hedge transaction. Gains and losses reported in accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. Gains and losses that represent hedge ineffectiveness are recorded in current period earnings in the period of the change. On January 1, 2001, the adoption of SFAS No. 133 resulted in a cumulative effect of an accounting change that increased accumulated other comprehensive income by $303. There was no cumulative effect to earnings.

                See Note 6 for additional information on our financial instruments.

Recently Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board issued two new standards that primarily affect the accounting for acquisitions initiated after June 30, 2001, and the accounting for goodwill. There are transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangible assets. Once adopted, these standards prohibit amortization of goodwill, but require transitional and annual impairment reviews that may result in the recognition of losses, among other requirements.

                We anticipate that adoption of these standards will result in an annual reduction in amortization expense of approximately $4,600 ($3,000 after income taxes). Additionally, we will reclassify from intangible assets to goodwill approximately $396 related to the Therics workforce, which no longer qualifies as a separately identifiable intangible asset. We will adopt these standards in the first quarter of 2002.

                The Financial Accounting Standards Board has also issued a new standard affecting the accounting for the impairment and disposal of long-lived assets. This standard will be adopted during the first quarter of 2002 and is not expected to have a significant impact on the financial statements.

2                ACQUISITIONS

                On October 13, 2000, Tredegar acquired the stock of ADMA s.r.l. ("ADMA") and Promea Engineering s.r.l. ("Promea") for cash consideration of $3,082 (including transaction costs and debt assumed of $3,234 and net of cash acquired of $2,393). Additional contingent consideration in the amount of $1,918 was paid in 2001. ADMA manufactures films used primarily in personal hygiene markets while Promea manufactures equipment to produce hygienic films and laminates. Both companies are headquartered in Chieti, Italy, and share a manufacturing site in Roccamontepiano, Italy.

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

                In addition to the above-mentioned acquisitions, Tredegar acquired the assets of Therics, Inc. ("Therics") on April 8, 1999 for cash consideration of $13,600 (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar paid approximately $10,220 to effectively acquire the remaining 81% ownership interest. Tredegar recognized a nonrecurring charge of $3,458 (classified in unusual items in the consolidated statements of income) in the second quarter of 1999 related to the write-off of acquired in-process R&D (see more information on pages 3-4).

                These acquisitions were accounted for using the purchase method. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) and identifiable intangibles arising from the acquisitions of ADMA, Promea, Exxon Films and Therics are summarized in Note 1. The operating results for the acquired business have been included in the consolidated statements of income since the dates acquired.

                Selected historical and pro forma financial information is as follows (assumes the acquisitions of Therics and Exxon Films occurred at the beginning of 1999):

--------------------------------------------------------------------------------
                Selected Historical and Pro Forma Financial Information
--------------------------------------------------------------------------------
                                                                     Pro Forma
                                                   Historical       (Unaudited)
                                                      1999              1999
--------------------------------------------------------------------------------
 Net sales                                          $820,411          $863,706
 Income from continuing operations                    52,648            51,323
 Diluted earnings per share from continuing
     operations                                         1.36              1.32
--------------------------------------------------------------------------------

3                BUSINESS SEGMENTS

                Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Film Products' primary customer for permeable, breathable and elastomeric films and nonwoven film laminates is The Procter & Gamble Company ("P&G"). Net sales to P&G totaled $235,356 in 2001, $242,359 in 2000 and $250,020 in 1999. These amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G.

--------------------------------------------------------------------------------------------------------------------
                                                        Net Sales                           Operating Profit
--------------------------------------------------------------------------------------------------------------------
                                             2001          2000        1999           2001        2000        1999
Film Products:
    Ongoing operations                  $ 382,740     $ 380,202   $ 342,300       $ 61,787    $ 47,112    $ 59,554
    Unusual items (a)                           -             -           -         (9,136)    (22,163)     (1,170)
--------------------------------------------------------------------------------------------------------------------
                                          382,740       380,202     342,300         52,651      24,949      58,384
--------------------------------------------------------------------------------------------------------------------
Aluminum Extrusions:
    Ongoing operations                    380,387       479,889     461,241       $ 25,407    $ 52,953    $ 56,501
    Unusual items (a)                           -             -           -         (7,799)     (1,628)          -
--------------------------------------------------------------------------------------------------------------------
                                          380,387       479,889     461,241         17,608      51,325      56,501
--------------------------------------------------------------------------------------------------------------------
Fiberlux:
    Ongoing operations                          -         1,856       9,092              -        (264)         57
    Unusual items (a)                           -             -           -              -         762           -
--------------------------------------------------------------------------------------------------------------------
                                                -         1,856       9,092              -         498          57
--------------------------------------------------------------------------------------------------------------------
Tredegar Biotech:
    Molecumetics                            3,991         6,904       7,617         (8,876)     (5,589)     (3,421)
    Therics                                   450           403         161        (12,861)     (8,024)     (5,235)
    Unusual items (a)                           -             -           -              -           -      (3,458)
--------------------------------------------------------------------------------------------------------------------
                                            4,441         7,307       7,778        (21,737)    (13,613)    (12,114)
--------------------------------------------------------------------------------------------------------------------
Tredegar Investments:
    Venture capital investments                 -             -           -        (25,979)    130,879      (7,079)
    Unusual items (a)                           -             -           -              -        (191)       (149)
--------------------------------------------------------------------------------------------------------------------
                                                -             -           -        (25,979)    130,688      (7,228)
--------------------------------------------------------------------------------------------------------------------
Total (b)                               $ 767,568     $ 869,254   $ 820,411         22,543     193,847      95,600
                                        ------------------------------------
Interest income                                                                      2,720       2,578       1,419
Interest expense                                                                    12,671      17,319       9,088
Corporate expenses, net (a)                                                          2,746       4,559       6,389
----------------------------------------                                        ------------------------------------
Income from continuing operations
    before income taxes                                                              9,846     174,547      81,542
Income taxes (a)                                                                     1,490      63,171      28,894
----------------------------------------                                        ------------------------------------
Income from continuing operations                                                    8,356     111,376      52,648
Income from discontinued operations (a)                                              1,396           -           -
----------------------------------------                                        ------------------------------------
Net income                                                                         $ 9,752   $ 111,376    $ 52,648
----------------------------------------                                        ------------------------------------
(a)	See Note 16 for more information on unusual items, and Note 18 for more information on discontinued operations.

(b)	The difference between total consolidated gross sales as reported in the consolidated statements of income on page 42 and segment and geographic net sales reported in this footnote is freight of $15,580 in 2001, $17,125 in 2000 and $15,221 in 1999.

----------------------------------------------------------------------------------
                                                         Identifiable Assets
December 31                                    2001           2000           1999
----------------------------------------------------------------------------------
Film Products                             $ 367,291      $ 367,526      $ 360,517
Aluminum Extrusions                         185,927        210,434        216,258
Fiberlux                                          -              -          7,859
Tredegar Biotech:
    Molecumetics                              5,608          4,757          4,749
    Therics                                   9,931          9,609          9,905
Tredegar Investments                        158,887        236,698        145,028
    Subtotal                                727,644        829,024        744,316
General corporate                            40,577         30,214         22,419
Cash and cash equivalents                    96,810         44,530         25,752
----------------------------------------------------------------------------------
    Total                                 $ 865,031      $ 903,768      $ 792,487
----------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                    Depreciation and Amortization                 Capital Expenditures
                                               2001           2000           1999          2001         2000        1999
-------------------------------------------------------------------------------------------------------------------------
Film Products                              $ 22,047       $ 23,122       $ 18,751      $ 24,775     $ 53,161    $ 25,296
Aluminum Extrusions                          11,216          9,862          9,484         8,506       21,911      16,388
Fiberlux                                          -            151            498             -          425         812
Tredegar Biotech:
    Molecumetics                              2,055          1,734          1,490         2,850        2,133       1,362
    Therics                                   2,262          1,782          1,195         2,340        1,730         757
Tredegar Investments                              -             18             22             -           86           -
-------------------------------------------------------------------------------------------------------------------------
    Subtotal                                 37,580         36,669         31,440        38,471       79,446      44,615
General corporate                               329            315            253           519          384         606
-------------------------------------------------------------------------------------------------------------------------
    Total                                  $ 37,909       $ 36,984       $ 31,693      $ 38,990     $ 79,830    $ 45,221
-------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                                                  Net Sales by Geographic Area
                                               2001           2000           1999
----------------------------------------------------------------------------------
United States                             $ 480,006      $ 558,387      $ 528,243
Exports from the United States to:
    Canada                                   21,611         26,802         25,365
    Latin America                            23,752         26,224         23,453
    Europe                                   11,342          9,685          8,815
    Asia                                     25,906         31,437         30,156
Foreign operations:
    Canada                                  118,404        153,713        152,379
    Europe                                   56,329         35,579         29,588
    Latin America                            19,148         21,713         18,054
    Asia                                     11,070          5,714          4,358
----------------------------------------------------------------------------------
    Total (b)                             $ 767,568      $ 869,254      $ 820,411
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
                                                     Identifiable Assets by
                                                        Geographic Area
December 31                                    2001           2000           1999
----------------------------------------------------------------------------------
United States                             $ 575,915      $ 673,687      $ 605,659
Canada                                       78,353         89,663         96,786
Europe                                       43,025         36,337         22,349
Latin America                                14,776         18,308         14,421
Asia                                         15,575         11,029          5,101
General corporate                            40,577         30,214         22,419
Cash and cash equivalents                    96,810         44,530         25,752
----------------------------------------------------------------------------------
    Total                                 $ 865,031      $ 903,768      $ 792,487
----------------------------------------------------------------------------------

4                ACCOUNTS AND NOTES RECEIVABLE

                Accounts and notes receivable consist of the following:

----------------------------------------------------------------------
 December 31                                        2001        2000
----------------------------------------------------------------------
 Trade, less allowance for doubtful
     accounts and sales returns of $8,133
     in 2001 and $6,375 in 2000                 $ 75,955    $ 94,561
 Other                                             3,319       2,091
----------------------------------------------------------------------
     Total                                      $ 79,274    $ 96,652
----------------------------------------------------------------------

5                INVENTORIES

                Inventories consist of the following:

--------------------------------------------------------
 December 31                           2001        2000
--------------------------------------------------------
 Finished goods                     $ 8,407     $ 7,997
 Work-in-process                      4,560       4,314
 Raw materials                       21,800      23,889
 Stores, supplies and other          10,549      10,625
--------------------------------------------------------
     Total                         $ 45,316    $ 46,825
--------------------------------------------------------

                Inventories stated on the LIFO basis amounted to $20,080 at December 31, 2001 and $18,400 at December 31, 2000, which are below replacement costs by approximately $13,543 at December 31, 2001 and $13,719 at December 31, 2000.

6                FINANCIAL INSTRUMENTS

                In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. The futures contracts are designated as and accounted for as cash flow hedges. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers.

                We use interest rate swaps to manage interest rate exposure. Our interest rate swaps are designated as and accounted for as cash flow hedges (see Note 9). Counterparties to our interest rate swaps consist of large major financial institutions. We continually monitor our positions and the credit ratings of our counterparties and the amount of exposure to each counterparty. While counterparties may expose us to potential losses due to the credit risk of non-performance, losses are not anticipated.

                During 2001, $1,460 of net losses was reclassified from other comprehensive income to earnings and was offset by gains from transactions relating to the underlying hedged item. As of December 31, 2001, we expect $1,285 of net deferred loss reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. During 2001, there were no gains nor losses reclassified into earnings because the hedge transaction was no longer expected to occur.

7                INVESTMENTS

                A summary of our investment activities is provided below:

------------------------------------------------------------------------------------------
                                                             2001        2000        1999
------------------------------------------------------------------------------------------
 Carrying value of venture capital investments,
     beginning of period                                 $232,259   $ 140,698    $ 60,024
 Venture capital investment activity for period
     (pre-tax amounts):
     New investments                                       24,504      93,058      81,747
     Proceeds from the sale of investments, including
       broker receivables at end of period                (49,185)   (170,280)     (3,936)
     Realized gains                                        33,104     154,928       3,112
     Realized losses, write-offs and write-downs          (52,759)    (18,959)     (7,734)
     Transfer of carrying value of Therics out of
       portfolio (acquired by Tredegar)                         -           -      (3,380)
     Increase (decrease) in net unrealized gain on
       available-for-sale securities                      (32,839)     32,814      10,865
------------------------------------------------------------------------------------------
 Carrying value of venture capital investments,
     end of period                                       $155,084   $ 232,259   $ 140,698
------------------------------------------------------------------------------------------

                Our remaining unfunded commitments to private venture capital funds totaled approximately $36,669 at December 31, 2001, which we expect to fund over the next two years. Effective January 1, 2001, we entered into a three-year agreement whereby Perennial Ventures will manage our existing portfolio of direct investments. The agreement calls for remaining management fee payments of $5,000 in 2002 and $4,000 in 2003.

                A schedule of investments is provided on the next two pages.

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation                                                                                                                                 Public Common Stock or
Schedule of Investments at December 31, 2001 and 2000                                                                                                Equivalents at 12/31/01                   12/31/01 (f)                           12/31/00 (f)
(In Thousands, Except Per-Share Amounts)                                                                                                                              Estimated
                                                                                                                                                                     Restricted     Estimated                             Estimated
                                                Yrs.                                                                      Web Site                Shares   Closing   Stock Dis-        Fair     Carrying      Cost          Fair         Carrying     Cost
 Investment                          Symbol   Held (a)                            Description                             (www.)                   Held     Price     count (c)     Value (b)   Value (b)     Basis       Value (b)      Value (b)    Basis
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
  Illumina, Inc.                      ILMN        3.1    Fiber optic sensor technology for drug screening            illumina.com                  914     $ 11.76         0%       $ 10,749    $ 10,749    $ 2,173       $ 21,395       $ 21,395    $ 3,925
  Adolor Corporation                  ADLR        3.1    Develops pain-management therapeutic drugs                  adolor.com                    206       17.95         0%          3,704       3,704        844         12,291         12,291      3,000
  Vascular Solutions                  VASC        4.0    Vascular access site closure system                         vascularsolutions.com         861        2.79         0%          2,401       2,401      2,429          5,060          5,060      2,450
  SignalSoft Corporation              SGSF        3.8    Wireless caller location detection software                 signalsoftcorp.com            412        4.47         0%          1,835       1,835      1,330          7,261          7,261      3,006
  Photon Dynamics, Inc. (e)           PHTN        3.6    Test and repair systems for flat panel display industry     photondynamics.com             21       45.65        20%            763         387        940         14,993          3,825      4,700
  Cisco Systems, Inc. (e)             CSCO        2.5    Worldwide leader in networking for the Internet             cisco.com                      14       18.11         0%            245         245        200            405            405        200
  Nortel Networks Corporation (e)     NT          3.8    Networking solutions and services                           nortelnetworks.com             25        7.46        20%            151         148        117            617            617        117
  CardioGenesis Corporation           CGCP        7.6    Coronary revascularization                                  eclipsesurg.com               113        1.17         0%            132         132        616            381            381      2,464
  Openwave Systems, Inc. (e)          OPWV        2.1    Infrastructure applications for the Internet                openwave.com                    1        9.79         0%             14          14          7          2,689          2,689        348
  Superconductor Tech., Inc.          SCON        2.5    Manufactures filters for wireless networks                  suptech.com                     -           -         0%              -           -          -            603            603        552
  Rosetta Inpharmatics, Inc.          RSTA        4.6    Gene function/drug screening on a chip                      rii.com                         -           -         0%              -           -          -         13,599         13,599      4,745
  Eprise Corporation                  EPRS        4.0    Web site maintenance & development tool                     eprise.com                  -           -         0%              -           -          -          2,633          2,633      2,382
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held                                                                                                                                           19,994      19,615      8,656         81,927         70,759     27,889
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
  CryoGen                                         6.3    Micro-cryogenic catheters for medical applications          cryogen-inc.com                                                   2,339       2,339      3,910          4,265          3,054      3,054
  Sensitech Inc.                                  4.8    Perishable product mgmt. solutions                          sensitech.com                                                     3,197       2,333      2,333          3,154          2,333      2,333
  Bell Geospace                                   4.3    Presentation of 3D data to the oil & gas industry           bellgeo.com                                                           -           -          -              -              -      3,500
  Songbird Medical, Inc.                          4.4    Disposable hearing aids                                                                                                       3,303       3,303      5,215          8,013          4,210      4,210
  RedCreek Communications                         4.1    Internet and intranet security                              redcreek.com                                                          -           -          -            706            549      2,256
  Appliant, Inc.                                  4.2    Software tools for managing executable software             appliant.com                                                      6,439       3,899      3,899          6,352          3,899      3,899
  Ellipsys Technologies, Inc.                     3.9    Telephone system error detection                            ellipsystech.com                                                      -           -          -              -              -      2,275
  HemoSense                                       4.1    Point of care blood coagulation time test device            hemosense.com                                                     2,771       2,485      2,485          2,733          2,485      2,485
  Moai Technologies, Inc.                         4.0    System for holding auctions on the Internet                 moai.com                                                              -           -      2,021          6,263          2,021      2,021
  Babycare, Ltd.                                  3.9    Direct retailing of baby care products in China                                                                                   -           -      1,009              -              -      1,009
  NovaLux, Inc.                                   3.6    Blue-green light lasers                                     novalux.com                                                      10,149      10,149     10,149         50,801         10,149     10,149
  Xcyte Therapies, Inc.                           3.4    Develops drugs to treat cancer & other disorders            xcytetherapies.com                                                4,634       4,634      4,634          5,598          3,795      3,795
  Advanced Diagnostics, Inc.                      3.1    3-D medical imaging equipment                                                                                                 2,137       2,121      2,121          1,321          1,371      1,371
  Praxon, Inc.                                    2.8    Integrated business communications equipment                praxon.com                                                            -           -          -              -              -      2,309
  AdiCom Wireless, Inc.                           2.8    Wireless local loop technology                              adicomwireless.com                                                    -           -          -          2,648          2,648      4,062
  EndoVasix, Inc.                                 2.9    Device for treatment of ischemic strokes                    endovasix.com                                                       800         800      4,000          4,270          4,000      4,000
  eWireless, inc.                                 2.9    Technology linking cell phone users & advertising           ewireless.com                                                         -           -      2,250         47,728          2,250      2,250
  Cooking.com, Inc.                               2.8    Sales of cooking-related items over the Internet            cooking.com                                                       1,500       1,500      4,500          1,500          1,500      4,500
  MediaFlex.com                                   2.7    Internet-based printing & publishing                        mediaflex.com                                                         -           -      3,500          4,085          3,500      3,500
  eBabyCare Ltd.                                  2.6    Sales of babycare products over the Internet in China                                                                             -           -        314              -              -        314
  Kodiak Technologies, Inc.                       2.5    Cooling products for organ & pharma transport               kodiaktech.com                                                    2,202       2,202      2,202          1,694          1,694      1,694
  Artemis Medical, Inc.                           2.5    Medical devices for breast cancer surgery                                                                                     3,267       2,467      2,467          3,201          2,467      2,467
  CEPTYR, Inc.                                    2.4    Develops small molecule drugs                               ceptyr.com                                                        1,750       1,750      1,750          1,750          1,750      1,750
  GreaterGood.com                                 2.2    Internet marketing targeted at donors to charities          greatergood.com                                                       -           -          -              -              -      3,781
  Etera Corporation                               2.1    Sales of branded perennial plants over the Internet         etera.com                                                             -           -          -          5,269          5,000      5,000
  ThinkFree.com                                   2.2    Java-based software complementary to Microsoft Office       thinkfree.com                                                       741         741      1,491          3,696          1,491      1,491
  BroadRiver Communications                       2.1    Local DSL provider                                          purepacket.com                                                        -           -      4,779          9,136          4,779      4,779
  Quarry Technologies, Inc.                       2.1    Technology for delivery of differentiated service levels    quarrytech.com                                                    2,567       2,567      4,046          3,425          3,425      3,425
  Norborn Medical, Inc.                           1.8    Device for treatment of cardiovascular disease                                                                                    -           -          -              -              -        188
  FastTrack Systems, Inc.                         1.9    Clinical trial data management information systems                                                                            7,182       5,479      5,479          7,962          5,134      5,134
  Riveon, Inc.                                    1.9    Web-based data mining software for business managers                                                                              -           -      1,990          1,700          1,700      1,700
  MedManage Systems Inc.                          1.7    Management of prescription drug sampling programs                                                                             5,200       5,200      5,200          4,000          4,000      4,000
  Linx Communications, Inc.                       1.3    Unified communications and messaging systems                                                                                      -           -          -          3,000          3,000      3,000
  Infinicon, Inc.                                 1.5    Manufacturer of infiniband input/output products                                                                              4,573       4,573      4,573          3,485          3,485      3,485
  Cbyon, Inc.                                     1.5    Provider of software image data to assist surgeons                                                                            4,178       4,178      4,178          3,500          3,500      3,500
  Extreme Devices                                 1.3    Manufacturer of integrated, solid-state electron source                                                                       5,000       5,000      5,000          5,000          5,000      5,000
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Subtotal securities of private companies held                                                                                                                                       73,929      67,720     95,495        206,255         94,189    113,686
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

See notes on page 59.

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation
Schedule of Investments at December 31, 2001 and 2000                                                                                           12/31/01 (f)                                   12/31/00 (f)
                                                                                                                                      ----------------------------------------      ----------------------------------
(In Thousands, Except Per-Share Amounts)
                                                                                                                                      Estimated                                      Estimated
                                                              Yrs.                                                        Web Site       Fair        Carrying           Cost           Fair        Carrying      Cost
 Investment                                                   Held (a)               Description                          (www.)      Value (b)      Value (b)          Basis        Value (b)     Value (b)     Basis
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held (from page 58)                                                                                19,994         19,615         8,656         81,927        70,759      27,889
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Subtotal securities of private companies held (from page 58)                                                                            73,929         67,720        95,495        206,255        94,189     113,686

  Locus Discovery                                             1.1        Computational chemogenomics technology                            6,333          4,000         4,000          3,000         3,000       3,000
  eTunnels                                                    1.0        VPNs across all ISPs and companies                                3,748          3,748         3,748          3,000         3,000       3,000
  Elixir                                                      1.0        Evaluation technology for anti-aging compounds                    2,827          2,827         2,827            250           250         250
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Total securities of private companies held                                                                                              86,837         78,295       106,070        212,505       100,439     119,936
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds (period held of 1 - 7.5 years) (d)                                         64,889         57,174        75,247        109,099        61,061      65,271
-----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                                                        171,720      $ 155,084     $ 189,973        403,531     $ 232,259   $ 213,096
                                                                                                                                                 -------------------------------            ---------------------------
Estimated taxes on assumed disposal at fair value                                                                                         (6,571)                                     68,557
-------------------------------------------------------------------------------------------------------------------------------------------------                                ------------
Estimated net asset value ("NAV")                                                                                                      $ 178,291                                   $ 334,974
-------------------------------------------------------------------------------------------------------------------------------------------------                                ------------
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

(d) At December 31, 2001, Tredegar had ownership interests in 28 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

                                                                                                                            Indirect                Average         Indirect
                                                                                                                            Interest in            Restricted   Estimated
                                                                                                                              Common      Closing  Stock Dis-      Fair    Cost
  Indirect Investment         Symbol                                      Description                                         Shares       Price      count       Value    Basis
  -------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Universal Access, Inc.      UAXS        Wholesale provider of high bandwidth services (universalaccessinc.com)                616         4.69       20%        2,313      521
  Illumina, Inc.              ILMN        Fiber optic sensor technology for drug screening (illumina.com)                       197        11.76       20%        1,858      333
  Array Biopharma             ARRY        Drug discovery research using innovative chemistry (arraybiopharma.com)               110        14.86       20%        1,305      236
  Adolor Corporation          ADLR        Develops pain-management therapeutic drugs (adolor.com)                               84         17.95       20%        1,212      411
  Seattle Genetics            SGEN        Biopharmaceuticals for treatment of cancers (seattlegenetics.com)                     119         5.70       20%          542      219
  Lucent Technologies, Inc.   LU          Developer and manufacturer of communications systems (lucent.com)                     71          6.30        0%          444       59
  Genomica Corporation        GNOM        Software for accelerating drug discovery and development (genomica.com)               107         4.56       20%          391      296
  Photon Dynamics, Inc.       PHTN        Test and repair systems for flat panel display industry (photondymanics.com)           8         45.65       20%          290      359
  ASAT Holdings               ASTT        Provider of semiconductor assemply and testing services (asat.com)                    182         1.65       20%          240      520
  -------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(e) Public company stock received from the acquisition of a private company in the portfolio.

(f) Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

8                ACCRUED EXPENSES

                Accrued expenses consist of the following:

--------------------------------------------------------------------------------
 December 31                                                 2001        2000
--------------------------------------------------------------------------------
 Payrolls, related taxes and medical and
     other benefits                                      $ 16,401    $ 14,698
 Workmen's compensation and disabilities                    3,295       4,790
 Vacation                                                   4,145       4,550
 Contract research revenues received
     in advance                                               582         497
 Environmental, plant shutdowns
     and divestitures                                       3,739         391
 Derivative financial instruments:
     Aluminum futures contracts for hedging
       forward sales contracts (see Note 6)                 2,042           -
     Interest rate swaps (see Note 9)                       2,173           -
 Other                                                     15,260      11,667
--------------------------------------------------------------------------------
     Total                                               $ 47,637    $ 36,593
--------------------------------------------------------------------------------

9                DEBT AND CREDIT AGREEMENTS

                On October 20, 1999, we borrowed $250,000 under a term loan agreement dated October 13, 1999. A portion of the term loan proceeds ($230,000) was used to repay all of the outstanding borrowings at that time under our revolving credit facility. The balance ($20,000) was invested in cash equivalents. The revolving credit facility permits borrowings of up to $275,000 (no amounts borrowed at December 31, 2001 and 2000) and matures on July 9, 2002 and we expect to have a new facility in place by April 30, 2002. Tredegar also has a note payable with a remaining balance of $10,000. Total debt due and outstanding at December 31, 2001, is summarized below:

--------------------------------------------------------------------------------
                       Debt Due and Outstanding at 12/31/01
--------------------------------------------------------------------------------
                                                                Total
      Year             Note          Term                        Debt
      Due             Payable        Loan          Other          Due
--------------------------------------------------------------------------------
      2002            $ 5,000           $ -        $ 2,915     $ 7,915
      2003              5,000        50,000            743      55,743
      2004                  -        75,000            348      75,348
      2005                  -       125,000            163     125,163
      2006                  -             -             55          55
   Remainder                -             -            274         274
--------------------------------------------------------------------------------
     Total           $ 10,000     $ 250,000        $ 4,498   $ 264,498
--------------------------------------------------------------------------------

                The term loan and revolving credit agreements provide for interest to be charged at a base rate (generally the London Interbank Offered Rate ("LIBOR")) plus a spread that is dependent on our quarterly debt-to-total capitalization ratio. The fully borrowed spread over LIBOR charged at the various debt-to-total capitalization levels are as follows:

--------------------------------------------------
         Fully-Borrowed Spread Over LIBOR
      Under Credit Agreements (Basis Points)
--------------------------------------------------
 Debt-to-Total                              Term
 Capitalization Ratio        Revolver       Loan
--------------------------------------------------
 › 55% and ‹= 60%              50.0         100.0
 › 50% and ‹= 55%              50.0          87.5
 › 40% and ‹= 50%              37.5          75.0
 › 35% and ‹= 40%              37.5          62.5
 › 30% and ‹= 35%              30.0          62.5
 ‹= 30%                        30.0          50.0
--------------------------------------------------

                Interest is payable on the note semi-annually at 7.2% per year. At December 31, 2001, the prepayment value of the note was $10,430.

                On April 27, 2001, we entered into a two-year interest rate swap agreement, with a notional amount of $50,000, under which we pay to a counterparty a fixed interest rate of 4.85% and the counterparty pays us a variable interest rate based on one-month LIBOR reset each month. This swap has been designated as and is accounted for as a cash flow hedge. It effectively fixes the rate on $50,000 of our $250,000 term loan at 4.85% plus the applicable credit spread (currently 62.5 basis points).

                On June 22, 2001, we entered into another two-year interest rate swap agreement, with a notional amount of $25,000, under which we pay to a counterparty a fixed interest rate of 4.64% and the counterparty pays us a variable interest rate based on one-month LIBOR reset each month. This swap has been designated as and is accounted for as a cash flow hedge. It effectively fixes the rate on $25,000 of our $250,000 term loan at 4.64% plus the applicable credit spread (currently 62.5 basis points).

                Our loan agreements contain restrictions, among others, on the minimum shareholders' equity required and the maximum debt-to-total capitalization ratio permitted (60%). At December 31, 2001, shareholders' equity was in excess of the minimum required by $257,415 and $275,000 was available to borrow under the 60% debt-to-total capitalization ratio restriction.

10                SHAREHOLDER RIGHTS AGREEMENT

                Pursuant to a Rights Agreement dated as of June 30, 1999, between Tredegar and American Stock Transfer and Trust Company as Rights Agent, one Right is attendant to each share of our common stock. Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the "Preferred Stock"), at an exercise price of $150 per share (the "Purchase Price"). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person or group whose beneficial ownership is reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on May 20, 1997, cannot cause the Rights to become exercisable.

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

                The Rights will expire on June 30, 2009.

11                STOCK OPTION PLANS

                We have two stock option plans under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. One of those option plans is a directors' stock plan. In addition, we have two other stock option plans under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest one to two years from the date of grant. The outstanding options granted to directors vest over three years. The option plans also permit the grant of restricted stock. The current option plans do not provide for SARs and no SARs have been granted since 1992. The SARs that remain outstanding were granted in tandem with stock options and the share appreciation that can be realized upon their exercise is limited to the fair market value on the date of grant. As such, it is more likely that related stock options will be exercised rather than SARs when the price of our common stock is in excess of $7.42 per share (our closing price on December 31, 2001 was $19).

                Had compensation cost for our stock-based compensation plans been determined in 2001, 2000 and 1999 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------
                                            2001          2000          1999
--------------------------------------------------------------------------------
 Income from continuing  operations:
     As reported                         $ 8,356     $ 111,376      $ 52,648
     Pro forma                             5,971       106,268        49,199
 Diluted earnings per share from
     continuing operations:
     As reported                             .21          2.86          1.36
     Pro forma                               .15          2.73          1.27
--------------------------------------------------------------------------------

                The fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used in this model for valuing stock options granted during 2001, 2000 and 1999 are provided below:

----------------------------------------------------------------------------------------------
                                                             2001          2000          1999
----------------------------------------------------------------------------------------------
 Dividend yield                                               .8%           .8%           .7%
 Volatility percentage                                      45.0%         40.0%         40.0%
 Weighted average risk-free interest rate                    4.2%          6.7%          4.8%
 Holding period (years):
     Officers                                                 n/a           7.0           7.0
     Management                                               5.0           5.0           5.0
     Other employees                                          n/a           3.0           3.0
 Weighted average market price at date of grant
     Officers and management                              $ 19.96       $ 19.92       $ 23.36
     Other employees                                          n/a         19.75         23.53
 Weighted average exercise price for options
     granted where exercise price exceeds market price
     Officers                                                 n/a         21.24         37.89
     Management                                               n/a         20.70         34.90
----------------------------------------------------------------------------------------------

                Stock options granted during 2001, 2000 and 1999, and their estimated fair value at the date of grant, are provided below:

-----------------------------------------------------------------------------------------------
                                                             2001          2000          1999
-----------------------------------------------------------------------------------------------
Stock options granted (number of shares):
    Where exercise price equals market price:
      Officers                                                n/a        98,200           n/a
      Management                                           26,000       272,310        33,200
      Other employees                                         n/a       105,500        92,400
    Where exercise price exceeds market price:
      Officers                                                n/a        98,200       416,000
      Management                                              n/a        80,100       444,700
-----------------------------------------------------------------------------------------------
     Total                                                 26,000       654,310       986,300
-----------------------------------------------------------------------------------------------
Estimated weighted average fair value of
    options per share at date of grant:
    Where exercise price equals market price:
      Officers                                                n/a        $ 9.89           n/a
      Management                                             8.42          8.55       $ 10.25
      Other employees                                         n/a          6.47          7.33
    Where exercise price exceeds market price:
      Officers                                                n/a          9.11          7.79
      Management                                              n/a          7.50          6.58
-----------------------------------------------------------------------------------------------
Total estimated fair value of stock
    options granted                                         $ 219       $ 5,477       $ 7,186
-----------------------------------------------------------------------------------------------

                A summary of our stock options outstanding at December 31, 2001, 2000 and 1999, and changes during those years, is presented below:

------------------------------------------------------------------------------------------------------------------------
                                                                       Exercise Price Per Share
                                                                       ------------------------
                                              Number of Shares                                      Wgted.      Aggre-
                                           Options            SARs             Range                 Ave.        gate
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/98                 3,032,772         595,485        2.70  to        29.94       7.75       23,505
 Granted in 1999                           986,300               -       23.31  to        46.63      34.75       34,274
 Lapsed in 1999                            (33,960)              -        3.37  to        46.63      28.06         (953)
 Options exercised in 1999              (1,000,389)       (430,650)       2.70  to        18.37       4.43       (4,427)
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/99                 2,984,723         164,835      $ 2.70  to      $ 46.63     $17.56     $ 52,399
 Granted in 2000                           654,310               -       17.88  to        25.44      20.70       13,544
 Lapsed in 2000                           (208,300)              -       19.75  to        46.63      32.97       (6,868)
 Options exercised in 2000                (479,243)        (47,000)       2.70  to        21.00       7.72       (3,700)
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/00                 2,951,490         117,835      $ 2.70  to      $ 46.63     $18.76     $ 55,375
 Granted in 2001                            26,000               -       18.35  to        21.00      19.96          519
 Lapsed in 2001                            (52,960)              -       19.75  to        25.65      21.61       (1,144)
 Options exercised in 2001                 (47,510)        (13,735)       2.70  to        18.37       5.42         (258)
------------------------------------------------------------------------------------------------------------------------
 Outstanding at 12/31/01                 2,877,020         104,100      $ 2.70  to      $ 46.63     $18.94     $ 54,492
------------------------------------------------------------------------------------------------------------------------

                The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2001:

--------------------------------------------------------------------------------------
                                Options Outstanding at         Options Exercisable at
                                  December 31, 2001              December 31, 2001
                           ----------------------------------------------------------
                                         Weighted Average
                                      -----------------------
                                      Remaining                             Weighted
                                      Contract-                             Average
        Range of                       ual Life     Exercise                Exercise
     Exercise Prices       Shares      (Years)       Price       Shares      Price
--------------------------------------------------------------------------------------
    $ 2.70  to    $ 3.73    110,100           .20      $ 2.79     110,100      $ 2.79
      3.37  to      5.34    407,500          2.15        4.13     407,500        4.13
      3.87  to      4.17    231,825          3.15        4.16     231,825        4.16
      7.38  to      9.67    242,070          4.13        8.53     242,070        8.53
     16.55  to     19.75    715,450          5.21       18.34     322,400       16.66
     20.44  to     25.65    489,500          4.82       23.05     287,200       23.40
     28.61  to     34.97    384,575          4.58       31.54     384,575       31.54
     40.80  to     46.63    296,000          4.01       43.72     296,000       43.72
--------------------------------------------------------------------------------------
    $ 2.70  to    $46.63  2,877,020          4.05     $ 18.94   2,281,670     $ 18.49
--------------------------------------------------------------------------------------

                Stock options exercisable totaled 1,465,705 shares at December 31, 2000 and 1,941,348 shares at December 31, 1999. Stock options available for grant totaled 1,192,475 shares at December 31, 2001, 1,193,375 shares at December 31, 2000 and 1,800,825 shares at December 31, 1999.

12                RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

                Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

--------------------------------------------------------------------------------------------------------
                                                                                      Other Post-
                                                 Pension Benefits                 Retirement Benefits
                                          --------------------------------------------------------------
                                              2001        2000       1999      2001      2000      1999
--------------------------------------------------------------------------------------------------------
 Weighted-average assumptions:
     Discount rate, end of year              7.25%       7.50%      7.50%     7.25%     7.50%     7.50%
     Rate of compensation increases,
        end of year                          5.00%       5.00%      5.00%     5.00%     5.00%     5.00%
     Expected long-term return on
        plan assets, during the year         9.00%       9.00%      9.00%       n/a       n/a       n/a
 Rate of increase in per-capital cost
     of covered health care benefits:
     Indemnity plans, end of year              n/a         n/a        n/a     8.00%     8.00%     8.00%
     Managed care plans, end of year           n/a         n/a        n/a     6.60%     6.60%     6.60%
 Components of net periodic benefit
     income (cost):
     Service cost                          $(4,147)   $ (4,152)  $ (4,462)   $ (105)   $ (149)   $ (169)
     Interest cost                         (11,065)    (10,521)    (9,868)     (601)     (567)     (544)
     Employee contributions                    225         263        225         -         -         -
     Other                                     (96)        (90)      (118)        -        93         -
     Expected return on plan assets         23,141      19,832     17,513         -         -         -
     Amortization of:
        Net transition asset                    20         221        898         -         -         -
        Prior service costs and gains
        or losses                            3,421       1,643       (642)       28        75        71
--------------------------------------------------------------------------------------------------------
     Net periodic benefit income (cost)    $11,499     $ 7,196    $ 3,546    $ (678)   $ (548)   $ (642)
--------------------------------------------------------------------------------------------------------

                The following tables reconcile the changes in benefit obligations and plan assets in 2001 and 2000, and reconcile the funded status to prepaid or accrued cost at December 31, 2001 and 2000:

----------------------------------------------------------------------------------------------
                                                                            Other Post-
                                               Pension Benefits          Retirement Benefits
                                               -----------------         -------------------
                                               2001          2000          2001          2000
----------------------------------------------------------------------------------------------

 Benefit obligation, beginning of year    $ 149,917     $ 142,593       $ 8,119       $ 7,769
 Service cost                                 3,922         3,889           105           149
 Interest cost                               11,065        10,521           601           567
 Plan amendments                              3,437           129             -           (93)
 Effect of discount rate change               4,495             -           221             -
 Employee contributions                         225           263             -             -
 Other                                         (461)          204          (321)          342
 Benefits paid                               (8,358)       (7,682)         (356)         (615)
----------------------------------------------------------------------------------------------
 Benefit obligation, end of year          $ 164,242     $ 149,917       $ 8,369       $ 8,119
----------------------------------------------------------------------------------------------
                                                  -

 Plan assets at fair value,
     beginning of year                    $ 266,307     $ 274,176           $ -           $ -
 Actual return on plan assets               (21,315)         (988)            -             -
 Employee contributions                         225           263             -             -
 Employer contributions                         771           628           355           614
 Other                                          (96)          (90)            -             -
 Benefits paid                               (8,358)       (7,682)         (355)         (614)
----------------------------------------------------------------------------------------------
 Plan assets at fair value, end of year   $ 237,534     $ 266,307           $ -           $ -
----------------------------------------------------------------------------------------------
                                                  -

 Funded status of the plans                $ 73,292     $ 116,390      $ (8,369)     $ (8,119)
 Unrecognized net transition
     (asset) obligation                         (36)          (58)            -             -
 Unrecognized prior service cost              4,995         2,317             -             -
 Unrecognized net (gain) loss               (21,414)      (73,896)         (954)         (899)
----------------------------------------------------------------------------------------------
 Prepaid (accrued) cost, end of year       $ 56,837      $ 44,753      $ (9,323)     $ (9,018)
----------------------------------------------------------------------------------------------

                Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

                The rates for the per-capita cost of covered health care benefits were assumed to decrease gradually to 6% for the indemnity plan and 5% for the managed care plan in 2002, and remain at that level thereafter. At December 31, 2001, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

                Prepaid pension cost of $56,837 at December 31, 2001 and $44,753 at December 31, 2000, is included in "Other assets and deferred charges" in the consolidated balance sheets. Accrued postretirement benefit cost of $9,323 at December 31, 2001 and $9,018 at December 31, 2000, is included in "Other noncurrent liabilities" in the consolidated balance sheets.

                We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,159 at December 31, 2001 and $1,172 at December 31, 2000. Pension expense recognized was $326 in 2001, $448 in 2000 and $478 in 1999. This information has been included in the preceding pension benefit tables.

13                SAVINGS PLAN

                We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee's contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,918 in 2001, $2,738 in 2000 and $2,514 in 1999. Our liability under the restoration plan was $1,383 at December 31, 2001 (consisting of 72,818 phantom shares of common stock) and $1,276 at December 31, 2000 (consisting of 73,177 phantom shares of our common stock) valued at the closing market price on those dates.

                The Tredegar Corporation Benefits Plan Trust (the "Trust") purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. There were no shares purchased in 2001, 2000 or 1999. The cost of the shares held by the Trust is shown as a reduction to shareholders' equity in the consolidated balance sheets.

14                RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

                Rental expense was $4,414 in 2001, $4,457 in 2000 and $4,408 in 1999. Rental commitments under all non-cancelable operating leases as of December 31, 2001, are as follows:

----------------------------------------------
 Year                                 Amount
----------------------------------------------
 2002                                $ 3,367
 2003                                  3,150
 2004                                  2,727
 2005                                  2,380
 2006                                  1,901
 Remainder                             7,042
----------------------------------------------
   Total                            $ 20,567
----------------------------------------------

                Contractual obligations for plant construction and purchases of real property and equipment amounted to $9,726 at December 31, 2001 and $10,665 at December 31, 2000.

15                INCOME TAXES

                Income from continuing operations before income taxes and income taxes are as follows:

--------------------------------------------------------------------------------
                                           2001          2000          1999
--------------------------------------------------------------------------------
 Income from continuing operations
     before income taxes:
     Domestic                           $ 1,386     $ 159,558      $ 68,865
     Foreign                              8,460        14,989        12,677
--------------------------------------------------------------------------------
       Total                            $ 9,846     $ 174,547      $ 81,542
--------------------------------------------------------------------------------

 Current income taxes:
     Federal                            $ 3,524      $ 58,944      $ 19,612
     State                                2,168         3,694         1,694
     Foreign                              4,704         5,206         6,132
--------------------------------------------------------------------------------
       Total                             10,396        67,844        27,438
--------------------------------------------------------------------------------
 Deferred income taxes:
     Federal                             (8,617)       (6,900)          944
     State                                 (283)         (310)          497
     Foreign                                 (6)        2,537            15
--------------------------------------------------------------------------------
       Total                             (8,906)       (4,673)        1,456
--------------------------------------------------------------------------------
       Total income taxes               $ 1,490      $ 63,171      $ 28,894
--------------------------------------------------------------------------------

                The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

--------------------------------------------------------------------------------
                                                         Percent of Income
                                                        Before Income Taxes
                                                    --------------------------
                                                    2001       2000      1999
--------------------------------------------------------------------------------
 Income tax expense at federal statutory rate       35.0       35.0      35.0
 State taxes, net of federal income tax benefit     12.4        1.3       1.8
 Unremitted earnings from foreign operations         4.0        1.1       (.3)
 Goodwill amortization                               1.3         .1        .1
 Research and development tax credit                (6.5)       (.4)      (.7)
 Foreign Sales Corporation                         (11.2)       (.6)     (1.1)
 Reversal of income tax contingency accruals       (19.3)         -         -
 Other items, net                                    (.6)       (.3)       .6
--------------------------------------------------------------------------------
     Effective income tax rate                      15.1       36.2      35.4
--------------------------------------------------------------------------------

                Deferred tax liabilities and deferred tax assets at December 31, 2001 and 2000, are as follows:

------------------------------------------------------------------------------------------------
December 31                                                                2001          2000
------------------------------------------------------------------------------------------------
 Deferred tax liabilities:
     Depreciation                                                      $ 24,793      $ 24,421
     Pensions                                                            20,520        16,694
     Unrealized gain on available-for-sale securities                     4,677        16,499
     Other                                                                3,373         3,816
------------------------------------------------------------------------------------------------
       Total deferred tax liabilities                                    53,363        61,430
------------------------------------------------------------------------------------------------
 Deferred tax assets:
     Employee benefits                                                    7,939         7,664
     Write-downs of venture capital investments                          17,932         8,594
     Inventory                                                            1,165         1,375
     Tax benefit on NOL carryforwards of certain
       foreign subsidiaries                                                 915           396
     Foreign currency translation adjustment                              3,234         3,086
     Allowance for doubtful accounts and sales returns                    2,180         1,851
     Asset write-offs, divestitures and environmental
       accruals                                                          11,197         9,137
     Loss on derivative financial instruments                             1,507             -
     Other                                                                4,331         2,465
------------------------------------------------------------------------------------------------
       Total deferred tax assets                                         50,400        34,568
------------------------------------------------------------------------------------------------
 Net deferred tax liability                                             $ 2,963      $ 26,862
------------------------------------------------------------------------------------------------
 Included in the balance sheet:
     Noncurrent deferred tax liabilities in excess of assets           $ 18,985      $ 40,650
     Current deferred tax assets in excess of liabilities                16,022        11,230
------------------------------------------------------------------------------------------------
       Net deferred tax liability                                       $ 2,963      $ 29,420
------------------------------------------------------------------------------------------------

16                UNUSUAL ITEMS

                In 2001, unusual items (net) totaling $15,964 ($8,313 after taxes) included:

  A fourth-quarter charge of $2,877 ($1,841 after taxes) for the September 2002 planned shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including an impairment loss for equipment of $1,824, excess working capital of $452, dismantling of equipment of $200 and other items of $401;
  A fourth-quarter charge of $1,368 ($875 after taxes) for impairment of our films business in Argentina;
  A fourth-quarter charge of $951 ($609 after taxes) for additional costs incurred for the shutdown of the aluminum extrusions plant in El Campo, Texas, including additional employee related costs and expenses related to the transfer of business;
  A fourth-quarter charge of $386 ($247 after taxes) for severance costs for approximately 45 people associated with the planned shutdown of the films manufacturing facility in Tacoma, Washington;
  A third-quarter charge of $6,848 ($4,383 after taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment of $4,486, severance costs of $710 for approximately 125 people, excess working capital of $888 and other items of $764;

  A third-quarter charge of $3,000 ($1,920 after taxes) for the April 2002 planned shutdown of the films manufacturing facility in Tacoma, Washington, including an impairment loss for equipment of $1,235, dismantling of equipment and restoration of the leased space of $700, excess working capital of $650 and other items of $415;
  A second-quarter gain of $971 ($621 after taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the operating profit by segment table in Note 2);
  A first-quarter charge of $1,600 ($1,024 after taxes) for severance costs related to further rationalization in the plastic films business and a fourth-quarter reversal of $95 related to this accrual due to revised estimates; and
  A second-quarter income tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in “Income taxes” in the Consolidated Statements of Income).

                In 2000, unusual items (net) totaling $23,220 ($14,861 after taxes) included:

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
  A first-quarter charge of $5,293 ($3,388 after taxes) for the shutdown of our plastic films manufacturing facility in Manchester, Iowa, including an impairment loss for building and equipment of $4,143, severance costs of $700, and excess inventory and other items of $450; and
  A first-quarter charge of $191 ($122 after taxes) for costs associated with the evaluation of financing and structural options for Tredegar Investments.

As noted above, we recorded impairment losses on long-lived assets due to excess production capacity and operating inefficiencies. The losses recognized represent the differences between the carrying value of the assets and related goodwill and the estimated fair values of the assets.

                In 1999, unusual items (net) totaling $4,065 ($2,602 after taxes) included:

  A fourth-quarter charge of $149 ($95 after taxes) for costs associated with the evaluation of financing and structural options for Tredegar Investments;
  A third-quarter gain of $712 ($456 after taxes) on the sale of corporate real estate (included in “Corporate expenses, net” in the operating profit table on page 14);
  A second-quarter charge of $3,458 ($2,213 after taxes) related to the write-off of in-process R&D expenses associated with the Therics acquisition (see pages 3-4 for more information); and
  A second-quarter charge of $1,170 ($749 after taxes) for the write-off of excess packaging film capacity.

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

18                DISCONTINUED OPERATIONS

                On August 16, 1994, The Elk Horn Coal Corporation ("Elk Horn"), our former 97% owned coal subsidiary, was acquired by Pen Holdings, Inc. At the time of the sale, we recorded an income tax contingency accrual. In the second quarter of 2001, we recognized an after-tax gain of $1,396 related to the reversal of this income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. This gain was reported in discontinued operations in the accompanying income statement, consistent with the treatment of Elk Horn when sold.

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                            First        Second         Third        Fourth
                                                          Quarter       Quarter       Quarter       Quarter           Year
---------------------------------------------------------------------------------------------------------------------------
 2001
---------------------------------------------------------------------------------------------------------------------------
 Net sales                                              $ 191,802     $ 197,444     $ 198,412     $ 179,910      $ 767,568
 Gross profit                                              34,947        36,462        37,939        37,441        146,789
 Income (loss) from continuing operations                   1,901        12,113        (1,114)       (4,544)         8,356
 Income from discontinued operations                            -         1,396             -             -          1,396
---------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                          1,901        13,509        (1,114)       (4,544)         9,752
 Earnings (loss) per share:
     Basic:
       Continuing operations                                  .05           .32          (.03)         (.12)           .22
       Discontinued operations                                  -           .04             -             -            .04
---------------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                      .05           .36          (.03)         (.12)           .26
     Diluted:
       Continuing operations                                  .05           .31          (.03)         (.12)           .21
       Discontinued operations                                  -           .04             -             -            .04
---------------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                      .05           .35          (.03)         (.12)           .25
 Shares used to compute earnings (loss) per share:
     Basic                                                 38,069        38,055        38,059        38,079         38,061
     Diluted                                               38,809        38,838        38,059        38,079         38,824
---------------------------------------------------------------------------------------------------------------------------
 2000
---------------------------------------------------------------------------------------------------------------------------
 Net sales                                              $ 232,228     $ 223,503     $ 215,627     $ 197,896      $ 869,254
 Gross profit                                              45,834        44,895        38,457        33,251        162,437
 Net income                                                18,463        26,368        47,038        19,507        111,376
 Earnings per share:
     Basic                                                    .49           .70          1.24           .51           2.94
     Diluted                                                  .47           .68          1.21           .50           2.86
 Shares used to compute earnings per share:
     Basic                                                 37,718        37,911        37,944        37,962         37,885
     Diluted                                               38,970        39,067        38,847        38,781         38,908
---------------------------------------------------------------------------------------------------------------------------

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION
(Registrant)

Dated: February 14, 2002	By: /s/Norman A. Scher
Norman A.Scher
President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2002.

Signature	Title

/s/John D. Gottwald	Chairman of the Board of Directors
(John D. Gottwald)

/s/ Norman A. Scher	President and Director
(Norman A. Scher)	(Principal Executive Officer)

/s/ D. Andrew Edwards	Vice President, Finance and Treasurer
(D. Andrew Edwards)	(Principal Financial Officer)

/s/ Michelle O. Mosier	Corporate Controller
(Michelle O. Mosier)	(Principal Accounting Officer)

/s/ Austin Brockenbrough, III	Director
(Austin Brockenbrough, III)

/s/ Phyllis Cothran	Director
(Phyllis Cothran)

/s/ R. W. Goodrum	Director
(Richard W. Goodrum)

/s/ Floyd D. Gottwald, Jr.	Director
(Floyd D. Gottwald, Jr.)

/s/ William M. Gottwald	Director
(William M. Gottwald)

/s/ Richard L. Morrill	Director
(Richard L. Morrill)

/s/ Thomas G. Slater, Jr.	Director
(Thomas G. Slater, Jr.)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference)

3.2	Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2	Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, filed June 16, 1999, as amended, and incorporated herein by reference)

4.3	Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

4.3.1	Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 4.2 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.3.2	First Amendment to Loan Agreement dated as of October 31, 1997 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4.3.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

4.4	Revolving Credit Facility Agreement dated as of July 9, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.1 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference)

4.4.1	First Amendment to Revolving Credit Facility Agreement dated as of October 31, 1997 among Tredegar Industries, Inc., the banks named therein, The Chase Manhattan Bank as Administrative Agent, NationsBank, N.A. as Documentation Agent and Long-Term Credit Bank of Japan, Limited as Co-Agent (filed as Exhibit 4.4.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

4.5	Credit Agreement, dated October 13, 1999, among Tredegar, the banks named therein, Bank of America, N.A. as Administrative Agent, the Bank of New York and Crestar Bank as Co-Document Agents (filed as Exhibit 4 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2	Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3	Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4	Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.5	Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.6	Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.7	Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.7.1	Amendment to the Tredegar 1992 Omnibus Incentive Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.8	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.8.1	Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.8.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.9	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.10	Tredegar Industries, Inc. Amended and Restated Incentive Plan (included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, and incorporated herein by reference)

*10.11	Consulting Agreement made as of April 1, 2000 between Tredegar and Richard W. Goodrum (filed as Exhibit 10 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

*10.12	Tredegar Industries, Inc. Directors' Stock Plan (filed as Exhibit 10.12 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

21	Subsidiaries of Tredegar

23.1	Consent of Independent Accountants

*       The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.