Form 10-Q
period 2002-03-31
TREDEGAR CORP
filed 2002-05-14
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________ to _____________________________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X     No

          The number of shares of Common Stock, no par value, outstanding as of May 3, 2002: 38,330,280.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 Tredegar Corporation
                              Consolidated Balance Sheets
                                    (In Thousands)
                                      (Unaudited)

                                                                 March 31,    Dec. 31,
                                                                   2002         2001
                                                                ------------ -----------
Assets
Current assets:
    Cash and cash equivalents                                      $ 99,257    $ 96,810
    Accounts and notes receivable                                    87,020      79,274
    Income taxes recoverable                                          1,058       5,410
    Inventories                                                      42,651      45,316
    Deferred income taxes                                            15,912      16,022
    Prepaid expenses and other                                        4,319       2,880
                                                                ------------ -----------
      Total current assets                                          250,217     245,712
                                                                ------------ -----------
Property, plant and equipment, at cost                              515,760     534,491
Less accumulated depreciation                                       261,266     267,148
                                                                ------------ -----------
      Net property, plant and equipment                             254,494     267,343
                                                                ------------ -----------
Net non-current assets of Tredegar Biotech held for sale             15,501           -
Venture capital investments                                         139,298     155,084
Other assets and deferred charges                                    63,158      60,404
Goodwill and other intangibles                                      131,227     136,488
                                                                ------------ -----------
      Total assets                                                $ 853,895   $ 865,031
                                                                ============ ===========

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                               $ 42,089    $ 46,507
    Accrued expenses                                                 48,177      47,637
    Current portion of long-term debt                                17,500       5,000
                                                                ------------ -----------
      Total current liabilities                                     107,766      99,144
Long-term debt                                                      246,814     259,498
Deferred income taxes                                                17,369      18,985
Other noncurrent liabilities                                          9,581       9,505
                                                                ------------ -----------
      Total liabilities                                             381,530     387,132
                                                                ------------ -----------

Shareholders' equity:
    Common stock, no par value                                      107,524     107,104
    Common stock held in trust for savings
      restoration plan                                               (1,212)     (1,212)
    Unrealized gain on available-for-sale securities                  4,188       8,314
    Foreign currency translation adjustment                          (8,125)     (6,007)
    Loss on derivative financial instruments                         (1,470)     (2,708)
    Retained earnings                                               371,460     372,408
                                                                ------------ -----------
      Total shareholders' equity                                    472,365     477,899
                                                                ------------ -----------
      Total liabilities and shareholders' equity                  $ 853,895   $ 865,031
                                                                ============ ===========

See accompanying notes to financial statements.

                                 Tredegar Corporation
                         Consolidated Statements of Operations
                                    (In Thousands)
                                      (Unaudited)

                                                                      Three Months
                                                                     Ended March 31
                                                                ------------------------
                                                                    2002        2001
                                                                ------------ -----------
Revenues:
    Gross sales                                                   $ 177,962   $ 195,489
    Freight                                                           3,743       3,687
                                                                ------------ -----------
    Net sales                                                       174,219     191,802
    Other income (expense), net                                      (9,796)     (5,925)
                                                                ------------ -----------
      Total                                                         164,423     185,877
                                                                ------------ -----------

Costs and expenses:
    Cost of goods sold                                              137,400     156,855
    Selling, general and administrative                              13,330      11,942
    Research and development                                          9,578       7,254
    Amortization of goodwill and other intangibles                       67       1,214
    Interest                                                          2,188       4,041
    Unusual items                                                       996       1,600
                                                                ------------ -----------
      Total                                                         163,559     182,906
                                                                ------------ -----------
Income before income taxes                                              864       2,971
Income taxes                                                            281       1,070
                                                                ------------ -----------
Net income                                                         $    583    $  1,901
                                                                ============ ===========

Earnings per share:
    Basic                                                             $ .02       $ .05
    Diluted                                                             .02         .05

Shares used to compute earnings per share:
    Basic                                                            38,167      38,069
    Diluted                                                          38,855      38,809

Dividends per share                                                   $ .04       $ .04

See accompanying notes to financial statements.

                              Tredegar Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31
                                                            ---------------------
                                                               2002       2001
                                                            ----------- ---------
Cash flows from operating activities:
     Net income                                                  $ 583   $ 1,901
    Adjustments for noncash items:
      Depreciation                                               8,439     7,849
      Amortization of intangibles                                   67     1,214
      Deferred income taxes                                      1,279     1,209
      Accrued pension income and postretirement benefits        (2,254)   (2,214)
      Loss on venture capital investments                        9,756     6,648
    Changes in assets and liabilities:
      Accounts and notes receivable                             (5,481)   (3,342)
      Inventories                                                2,610     1,582
      Income taxes recoverable                                   4,352    (2,200)
      Prepaid expenses and other                                   (98)      (37)
      Accounts payable                                          (4,351)    2,354
      Accrued expenses                                          (1,205)   (1,078)
    Other, net                                                    (430)      539
                                                            ----------- ---------
      Net cash provided by operating activities                 13,267    14,425
                                                            ----------- ---------
Cash flows from investing activities:
    Capital expenditures                                        (7,404)  (13,576)
    Venture capital investments                                 (5,590)   (4,351)
    Proceeds from the sale of venture capital investments        5,173     5,072
    Proceeds from property disposals and divestitures              684       420
    Other, net                                                  (2,388)     (425)
                                                            ----------- ---------
      Net cash used in investing activities                     (9,525)  (12,860)
                                                            ----------- ---------
Cash flows from financing activities:
    Dividends paid                                              (1,531)   (1,524)
    Net increase (decrease) in borrowings                         (184)    1,411
    Proceeds from exercise of stock options (including
      related income tax benefits realized)                        420        90
                                                            ----------- ---------
      Net cash used in financing activities                     (1,295)      (23)
                                                            ----------- ---------
Increase in cash and cash equivalents                            2,447     1,542
Cash and cash equivalents at beginning of period                96,810    44,530
                                                            ----------- ---------
Cash and cash equivalents at end of period                    $ 99,257  $ 46,072
                                                            =========== =========

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2002, and the consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.	The Financial Accounting Standards Board issued two new standards that primarily affect the accounting for acquisitions initiated after June 30, 2001, and the accounting for goodwill. We adopted these standards effective January 1, 2002. These standards prohibit amortization of goodwill but require annual impairment reviews that may result in the recognition of losses. We have reclassified from intangible assets to goodwill approximately $396,000 related to Therics’ workforce, which no longer qualifies as a separately identifiable intangible asset. We have made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. We completed the transitional impairment test, which did not result in impairment of recorded goodwill. In accordance with this statement, amortization of goodwill was discontinued as of January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income taxes, is as follows:
                                                        3 Months
                                                         Ended
                                                       March 31,
(In Thousands, except per share data)                     2001
--------------------------------------------------     ---------
Reported net income                                     $ 1,901
Goodwill amortization, net of tax                           741
                                                       ---------
Adjusted net income                                     $ 2,642
                                                       =========

Basic earnings per share as reported                    $   .05
Adjustment to basic earnings per share                      .02
                                                       ---------
Adjusted basic earnings per share                       $   .07
                                                       =========

Diluted earnings per share as reported                  $   .05
Adjustment to diluted earnings per share                    .02
                                                       ---------
Adjusted diluted earnings per share                     $   .07
                                                       =========
The carrying value of goodwill at January 1, 2002 of $134.7 million was composed of $100.7 million related to Film Products, $30.5 million related to Aluminum Extrusions and $3.5 million related to Tredegar Biotech. The goodwill related to Tredegar Biotech of $3.5 million has been included in "Net non-current assets of Tredegar Biotech held for sale" as of March 31, 2002 in the consolidated balance sheet on page 2.

The Financial Accounting Standards Board also issued a new standard affecting the accounting for impairment or disposal of long-lived assets. This standard was adopted effective January 1, 2002, and did not have a significant impact on the financial statements.

3.	See page 13 for information on unusual items recognized in the first quarter of 2002 and 2001.

On March 22, 2002, we announced our intention to divest our biotech operations, Molecumetics and Therics. Our biotech operations had a combined 2001 operating loss of $21.7 million ($13.9 million or 36 cents per share after taxes). We expect to complete the divestitures by the end of 2002. The long-lived assets for these operations ($15.5 million at March 31, 2002) have been separately classified in the accompanying balance sheet as long-lived assets pending the structure of the divestitures.

4.	A summary of our venture capital activities for the three months ended March 31, 2002 and 2001, is provided below:
                                                            (In Thousands)
                                                             Three Months
                                                            Ended March 31
                                                         ---------------------
                                                            2002       2001
                                                         ----------- ---------
Carrying value, beginning of period                       $ 155,084  $232,259
Activity for period (pre-tax):
    New investments                                           5,590     4,351
    Proceeds from the sale of investments, including
      receivables from security brokers                      (5,173)  (10,332)
    Realized gains                                            3,721     7,245
    Realized losses, write-offs and write-downs             (13,477)  (13,893)
    Increase (decrease) in net unrealized gain
      on available-for-sale securities                       (6,447)  (20,173)
                                                         ----------- ---------
Carrying value, end of period                             $ 139,298  $199,457
                                                         ----------- ---------
Our remaining unfunded commitments to private venture capital funds totaled approximately $34.1 million at March 31, 2002, and $36.7 million at December 31, 2001.

A schedule of investments is provided on the next two pages.

------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Tredegar Corporation                                                                                                                                     Public Common Stock or
Schedule of Investments at March 31, 2002 and December 31, 2001                                                                                          Equivalents at 3/31/02                    3/31/02 (f)                              12/31/01 (f)
(In Thousands, Except Per-Share Amounts)                                                                                                             -----------------------------   -----------------------------------------------------------------------------

                                                                                                                                                                        Estimated
                                                                                                                                                                        Restricted      Estimated                              Estimated
                                                  Yrs.                                                                        Web Site                Shares   Closing  Stock Dis-        Fair      Carrying        Cost          Fair       Carrying      Cost
            Investment             Symbol       Held (a)                   Description                                         (www.)                  Held     Price    count (c)      Value (b)   Value (b)      Basis       Value (b)     Value (b)     Basis
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Securities of Public Companies Held:
  Illumina, Inc.                    ILMN            3.4        Fiber optic sensor technology for drug screening            illumina.com                813      $ 9.46          0%        $ 7,695     $ 7,695      $ 1,933      $ 10,749     $ 10,749     $ 2,173
  Adolor Corporation                ADLR            3.3        Develops pain-management therapeutic drugs                  adolor.com                    -           -          0%              -           -            -         3,704        3,704         844
  Vascular Solutions                VASC            4.3        Vascular access site closure system                         vascularsolutions.com       861        2.66          0%          2,289       2,289        2,429         2,401        2,401       2,429
  SignalSoft Corporation            SGSF            4.1        Wireless caller location detection software                 signalsoftcorp.com          412        1.73          0%            713         713        1,330         1,835        1,835       1,330
  Photon Dynamics, Inc. (e)         PHTN            3.8        Test and repair systems for flat panel display industry     photondynamics.com           21       50.89         20%            851         387          940           763          387         940
  Cisco Systems, Inc. (e)           CSCO            2.5        Worldwide leader in networking for the Internet             cisco.com                     -           -          0%              -           -            -           245          245         200
  Nortel Networks Corporation (e)   NT              3.8        Networking solutions and services                           nortelnetworks.com            -           -          0%              -           -            -           151          148         117
  CardioGenesis Corporation         CGCP            7.8        Coronary revascularization                                  eclipsesurg.com               -           -          0%              -           -            -           132          132         616
  Openwave Systems, Inc. (e)        OPWV            2.4        Infrastructure applications for the Internet                openwave.com                  -           -          0%              -           -            -            14           14           7
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Total securities of public companies held                                                                                                                                                11,548      11,084        6,632        19,994       19,615       8,656
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Securities of Private Companies Held:
  CryoGen                                           6.5        Micro-cryogenic catheters for medical applications          cyogen-inc.com                                                   2,339       2,339        3,910         2,339        2,339       3,910
  Sensitech Inc.                                    5.1        Perishable product mgmt. solutions                          sensitech.com                                                    3,197       2,333        2,333         3,197        2,333       2,333
  Songbird Medical, Inc.                            4.7        Disposable hearing aids                                                                                                      3,303       3,303        5,215         3,303        3,303       5,215
  Appliant, Inc.                                    4.5        Software tools for managing executable software             appliant.com                                                       995         995        3,899         6,439        3,899       3,899
  HemoSense                                         4.4        Point of care blood coagulation time test device            hemosense.com                                                    2,771       2,485        2,485         2,771        2,485       2,485
  Moai Technologies, Inc.                           4.3        System for holding auctions on the Internet                 moai.com                                                             -           -        2,021             -            -       2,021
  Babycare, Ltd.                                    4.1        Direct retailing of baby care products in China                                                                                  -           -        1,009             -            -       1,009
  NovaLux, Inc.                                     3.9        Blue-green light lasers                                     novalux.com                                                     10,149      10,149       10,149        10,149       10,149      10,149
  Xcyte Therapies, Inc.                             3.7        Develops drugs to treat cancer & other disorders            xcytetherapies.com                                               4,634       4,634        4,634         4,634        4,634       4,634
  Advanced Diagnostics, Inc.                        3.4        3-D medical imaging equipment                                                                                                2,137       2,121        2,121         2,137        2,121       2,121
  EndoVasix, Inc.                                   3.2        Device for treatment of ischemic strokes                    endovasix.com                                                      800         800        4,000           800          800       4,000
  eWireless, inc.                                   3.2        Technology linking cell phone users & advertising           ewireless.com                                                        -           -        2,250             -            -       2,250
  Cooking.com, Inc.                                 3.0        Sales of cooking-related items over the Internet            cooking.com                                                        974         974        4,500         1,500        1,500       4,500
  MediaFlex.com                                     3.0        Internet-based printing & publishing                        mediaflex.com                                                        -           -        3,500             -            -       3,500
  eBabyCare Ltd.                                    2.8        Sales of babycare products over the Internet in China                                                                            -           -          314             -            -         314
  Kodiak Technologies, Inc.                         2.8        Cooling products for organ & pharma transport               kodiaktech.com                                                   2,202       2,202        2,202         2,202        2,202       2,202
  Artemis Medical, Inc.                             2.7        Medical devices for breast cancer surgery                                                                                    3,267       2,467        2,467         3,267        2,467       2,467
  CEPTYR, Inc.                                      2.7        Develops small molecule drugs                               ceptyr.com                                                       1,750       1,750        1,750         1,750        1,750       1,750
  ThinkFree.com                                     2.5        Java-based software complementary to Microsoft Office       thinkfree.com                                                      741         741        1,491           741          741       1,491
  BroadRiver Communications                         2.4        Local DSL provider                                          purepacket.com                                                       -           -        4,779             -            -       4,779
  Quarry Technologies, Inc.                         2.4        Technology for delivery of differentiated service levels    quarrytech.com                                                   2,567       2,567        4,046         2,567        2,567       4,046
  FastTrack Systems, Inc.                           2.2        Clinical trial data management information systems                                                                           7,182       5,479        5,479         7,182        5,479       5,479
  Riveon, Inc.                                      2.1        Web-based data mining software for business managers                                                                             -           -        1,990             -            -       1,990
  MedManage Systems Inc.                            2.0        Management of prescription drug sampling programs           medmanagesystems.com                                             2,154       2,154        5,200         5,200        5,200       5,200
  Infinicon, Inc.                                   1.8        Manufacturer of infiniband input/output products            infiniconsys.com                                                 6,985       6,985        6,985         4,573        4,573       4,573
  Cbyon, Inc.                                       1.7        Provider of software image data to assist surgeons          cybon.com                                                        1,395       1,395        4,278         4,178        4,178       4,178
  Extreme Devices                                   1.5        Manufacturer of integrated, solid-state electron source                                                                      5,000       5,000        5,000         5,000        5,000       5,000
  Locus Discovery, Inc.                             1.4        Computational chemogenomics technology                      locusdiscovery.com                                               6,333       4,000        4,000         6,333        4,000       4,000
  eTunnels Inc.                                     1.3        VPNs across all ISPs and companies                          etunnels.com                                                     4,244       4,244        4,244         3,748        3,748       3,748
  Elixir                                            1.3        Evaluation technology for anti-aging compounds                                                                               2,827       2,827        2,827         2,827        2,827       2,827
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Total securities of private companies held                                                                                                                                               77,946      71,944      109,078        86,837       78,295     106,070
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Limited partnership interests in private venture capital funds (period held of 1.3 - 9.5 years) (d)                                                                                        61,888      56,270       77,830        64,889       57,174      75,247
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                                                                                                         151,382   $ 139,298    $ 193,540       171,720    $ 155,084    $189,973
                                                                                                                                                                                                 --------------------------              -------------------------
Estimated taxes on assumed disposal at fair value                                                                                                                                         (15,177)                                (6,571)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------                          ---------------
Estimated net asset value ("NAV")                                                                                                                                                       $ 166,559                              $ 178,291
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------                          ---------------

See notes on page 8.
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

Tredegar Corporation
Schedule of Investments at March 31, 2002 and December 31, 2001
(In Thousands, Except Per-Share Amounts)

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

(d)        At March 31, 2002, Tredegar had ownership interests in 28 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

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
                                                                                                                                                             --------
                                                                                                                Interest In               Restricted   Estimated
                                                                                                                  Common       Closing    Stock Dis-     Fair          Cost
  Indirect Investment        Symbol          Description                                                          Shares       Price       count         Value        Basis
  -------------------------------------------------------------------------------------------------------------------------------------------------------------------------
  Illumina, Inc.             ILMN      Fiber optic sensor technology for drug screening (illumina.com)               199       $ 9.46          20%     $ 1,507       $ 333
  Array Biopharma            ARRY      Drug discovery research using innovative chemistry (arraybiopharma.com)        95        12.95          20%         981         240
  Universal Access, Inc.     UAXS      Wholesale provider of high bandwidth services (universalaccessinc.com)        675         1.51          20%         815         521
  Adolor Corporation         ADLR      Develops pain-management therapeutic drugs (adolor.com)                        88        11.15          20%         784         411
  Seattle Genetics           SGEN      Biopharmaceuticals for treatment of cancers (seattlegenetics.com)             104         5.25          20%         435         200
  Exelixis Inc.              EXEL      Genomics-based drug discovery (exelixis.com)                                   31        13.79          20%         342         297
  Lucent Technologies, Inc.  LU        Developer and manufacturer of communications systems (lucent.com)              71         4.73           0%         336          59
  ASAT Holdings              ASTT      Provider of semiconductor assemply and testing services (asat.com)            182         2.14          20%         311         435
  -------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(e)        Public company stock received from the acquisition of a private company in the portfolio.

(f)        Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

5.	Comprehensive income (loss), defined as net income and other comprehensive income (loss), was a loss of $4.4 million for the first quarter of 2002 and a loss of $11.5 million for the first quarter of 2001. Other comprehensive income (loss) includes changes in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders’ equity.

6.	The components of inventories are as follows:

                                            (In Thousands)
                                         March 31,      Dec. 31,
                                           2002           2001
                                        ----------    -----------
Finished goods                            $ 8,252        $ 8,407
Work-in-process                             3,678          4,560
Raw materials                              20,003         21,800
Stores, supplies and other                 10,718         10,549
                                        ----------    -----------
    Total                                $ 42,651       $ 45,316
                                        ==========    ===========
7.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                  (In Thousands)
                                                   Three Months
                                                  Ended March 31
                                                -------------------
                                                  2002      2001
                                                --------- ---------
Weighted average shares outstanding used
    to compute basic earnings per share           38,167    38,069
Incremental shares issuable upon the
    assumed exercise of stock options                688       740
                                                --------- ---------
Shares used to compute diluted earnings
    per share                                     38,855    38,809
                                                ========= =========
Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

8.	The effective tax rate from manufacturing operations, excluding unusual items, was 35.5% in both years. The overall effective tax rate decreased to 32.5% in the first quarter of 2002 from 36% in 2001. The change is due to the amount of non-deductible expenses relative to pretax income.

9.	On April 30, 2002, we completed a $100 million 364-day revolving credit facility and terminated our $275 million revolver that would have matured in July 2002 (no amounts currently outstanding). The new facility has covenants and restrictions consistent with our existing debt; the most restrictive of which is a debt-to-capitalization limitation of 50%. At March 31, 2002, this ratio was 36%. The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate (“LIBOR”)) plus a spread that is dependent upon our quarterly debt-to-capitalization ratio. The fully borrowed spread over LIBOR charged at the various debt-to-capitalization levels are as follows:
-----------------------------------------------
     Credit Spread Under $100 Million
    364-Day Revolving Credit Facility
-----------------------------------------------
                           Fully-Borrowed
Debt-to-Total                Spread Over
Capitalization Ratio       LIBOR (Basis Points)
-----------------------------------------------
› 40% and ‹= 50%                125.0
› 30% and ‹= 40%                100.0
‹= 30%                          75.0
-----------------------------------------------
This short-term facility is an interim step to longer-term financing that we plan to initiate once the divestitures of Molecumetics and Therics have been completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Investments

          We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. These investments individually represent voting ownership interests of less than 20%.

          We write down or write off an investment and recognize a loss when events indicate the investment is permanently impaired. For private securities and ownership interests in private venture capital funds, permanent impairment is deemed to exist whenever the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, permanent impairment is deemed to exist if analyst reports or other information on the company indicates that recovery of value above cost basis is unlikely within several quarters.

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

Impairment of Long-lived Identifiable Assets

          We regularly assess our long-lived assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

          Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-downs required.

Impairment of Goodwill

          On an annual basis we assess goodwill for impairment by comparing the fair value of our reporting units to their carrying amounts. If the carrying amounts of the reporting units exceed their fair values, we recognize an impairment charge.

Pension Benefits

          We have noncontributory and contributory defined benefit (pension) plans covering most employees. Several statistical and other factors that attempt to anticipate future events are used in calculating the net benefit income or cost and benefit obligations related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases, as determined within certain guidelines. In addition, our actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income or expense recorded in future periods.

Results of Operations

First Quarter 2002 Compared with First Quarter 2001

          Net income for the first quarter of 2002 was $583,000 (2 cents per share) compared with $1.9 million (5 cents per share) in 2001. Results in 2002 include $7.2 million (18 cents per share) of realized after-tax losses from venture capital investments, compared with a loss of $5.3 million (13 cents per share) in the first quarter of 2001. Results in 2002 include net after-tax charges of $637,000 (2 cents per share) related to previously announced shutdowns of an aluminum plant in Texas and a films plant in Pennsylvania. Results in the first quarter of 2001 also include a net after-tax charge of $1 million (3 cents per share) related to the reorganization of our plastic films business. The first quarter of 2002 also includes a positive impact of $750,000 after taxes (2 cents per share) related to the elimination of goodwill amortization.

          On March 22, 2002, we announced our intention to divest our biotech operations, Molecumetics and Therics, in order to focus on our plastics and aluminum manufacturing businesses. Our biotech operations had combined operating losses of $21.7 million in 2001 ($13.9 million or 36 cents per share after taxes), $7.2 million in the first quarter of 2002 ($4.7 million or 12 cents per share after taxes), and $4.1 million in the first quarter of 2001 ($2.6 million or 7 cents per share after taxes). We expect to complete the divestitures by the end of 2002.

          Pretax realized gains and losses from venture capital investment activities are included in "Other income (expense), net" in the consolidated statements of income on page 3 and "Venture capital investments" in the operating profit table on page 15. Operating expenses (primarily management fee expenses) for our venture capital investment activities are classified in "Selling, general and administrative expenses" ("SG&A") in the consolidated statements of income and "Tredegar Investments" in the operating profit table.

          During the quarter, the after-tax depreciation in the net asset value ("NAV") of our venture capital investments related to investment performance was $14.2 million. At March 31, 2002, the NAV of our venture capital investments was $166.6 million. For more information on our venture capital investment activities, see pages 16 to 18 and Note 4 on pages 6 to 8.

          Overall, net sales in the first quarter of 2002 decreased 9.2% compared with the first quarter of 2001. In Aluminum Extrusions, net sales were down 9.4% due to a combination of lower volume and lower net selling prices. In Film Products, net sales were down 8.2% due primarily to raw material-driven price declines. For more information on net sales, see the business segment review beginning on page 15.

          The gross profit margin increased to 21.1% from 18.2%. The higher gross profit margin was driven mainly by an increase in Film Products due to improved product and customer mix as well as increased operating efficiencies. The gross profit margin in Aluminum Extrusions was down slightly due to lower volume.

          As a percentage of net sales, SG&A expenses increased to 7.7% compared with 6.2% in 2001, due primarily to overall lower sales.

          R&D expenses increased to $9.6 million from $7.3 million last year due to higher spending at Molecumetics (up $900,000), higher spending at Therics in support of its development of bone replacement and reconstructive products (up $1.1 million) and higher product development spending at Film Products (up $265,000).

          Unusual charges in the first quarter of 2002 totaled approximately $1 million ($637,000 after income taxes) and included:

  a pretax charge of $800,000 for severance and other employee related costs related to the planned shutdown of the Film Products’ plant in Carbondale, Pennsylvania; and
  a pretax charge of $196,000 for costs incurred in the transfer of business related to the shutdown of the Aluminum Extrusions’ plant in El Campo, Texas.

          Unusual charges in the first quarter of 2001 totaled $1.6 million ($1 million after income taxes) related to the reorganization of our films business to more closely align cost structure with capacity utilization.

          For more information on costs and expenses, see the business segment review beginning on page 15.

          Interest income, which is included in "Other income (expense), net" in the consolidated statements of income, was $554,000 in the first quarter of 2002 and $688,000 in 2001. Despite a higher average cash and cash equivalents balance ($99 million in 2002 versus $51 million in 2001), interest income was down slightly due to lower average tax equivalent yield earned on cash equivalents (2% in 2002 and 5.4% in 2001). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

          Interest expense was $2.2 million in the first quarter of 2002 compared with $4 million in 2001. Average debt outstanding and interest rates in the first quarters of 2002 and 2001 were as follows:

--------------------------------------------------------------------------
                                                         March 31,
                                                   -----------------------
(In Millions)                                               2002     2001
--------------------------------------------------------------------------
Floating-rate debt with interest  charged on a
    rollover basis at one-month LIBOR:
      Average outstanding debt balance                   $ 175.0  $ 250.0
      Average interest rate                                 2.6%     6.7%
Floating-rate debt fixed via interest rate swaps in the
    second quarter of 2001 and maturing in the second
    quarter of 2003:
      Average outstanding debt balance                    $ 75.0        -
      Average interest rate                                 4.8%        -
Fixed-rate and other debt:
      Average outstanding debt balance                    $ 14.5   $ 15.0
      Average interest rate                                 7.2%     7.2%
--------------------------------------------------------------------------
Total debt:
      Average outstanding debt balance                   $ 264.5  $ 265.0
      Average interest rate                                 3.6%     6.7%
--------------------------------------------------------------------------

          The effective tax rate from manufacturing operations, excluding unusual items, was 35.5% in both years. The overall effective tax rate decreased to 32.5% in the first quarter of 2002 from 36% in 2001. The change is due to the amount of non-deductible expenses relative to pretax income.

Business Segment Review

          The following tables present Tredegar's net sales and operating profit by segment for the first quarter ended March 31, 2002 and 2001:

                              Net Sales by Segment
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                            -------------------
                                                              2002      2001
                                                            --------- ---------
Film Products                                               $ 88,909  $ 96,830
Aluminum Extrusions                                           84,706    93,472
Tredegar Biotech:
    Molecumetics                                                 510     1,331
    Therics                                                       94       169
                                                            --------- ---------
    Total net sales                                         $ 174,219 $191,802
                                                            ========= =========

                            Operating Profit by Segment
                                  (In Thousands)
                                    (Unaudited)

                                                               Three Months
                                                              Ended March 31
                                                            -------------------
                                                              2002      2001
                                                            --------- ---------
Film Products:
    Ongoing operations                                      $ 18,092  $ 15,094
    Unusual items                                               (800)   (1,600)
                                                            --------- ---------
    Total Film Products                                       17,292    13,494
                                                            --------- ---------
Aluminum Extrusions:
    Ongoing operations                                         5,353     6,381
    Unusual items                                               (196)        -
                                                            --------- ---------
    Total Aluminum Extrusions                                  5,157     6,381
                                                            --------- ---------
Tredegar Biotech:
    Molecumetics                                              (3,549)   (1,772)
    Therics                                                   (3,693)   (2,349)
                                                            --------- ---------
    Total Tredegar Biotech                                    (7,242)   (4,121)
                                                            --------- ---------
Tredegar Investments:
    Venture capital investments                              (11,202)   (8,262)
                                                            --------- ---------
Total operating profit                                         4,005     7,492
Interest income                                                  554       688
Interest expense                                               2,188     4,041
Corporate expenses, net                                        1,507     1,168
                                                            --------- ---------
Income before income taxes                                       864     2,971
Income taxes                                                     281     1,070
                                                            --------- ---------
Net income                                                     $ 583   $ 1,901
                                                            ========= =========

          First-quarter sales in Film Products declined to $88.9 million from $96.8 million in 2001. The sales decline was primarily due to raw material-driven price declines. Overall volume remained flat at 77 million pounds. Volume for domestic diaper backsheet continued to decline; however, this was offset by increased volume of new products. Operating profit for the quarter, excluding unusual items, was $18.1 million, up 19.9% over the prior year. This increase in operating profit is primarily attributable to cost reduction efforts and improved product and customer mix as we continue our strategy of selling value-added specialty hygiene components to an expanding global customer base. Additionally, the elimination of goodwill amortization expense increased operating profit by $901,000.

          In Aluminum Extrusions, first quarter sales were $84.7 million versus $93.5 million in 2001 (down 9.4%). Volume declined 4.5% to 56 million pounds from 58.7 million pounds. Operating profit, excluding unusual items, declined 16.1% to $5.4 million versus $6.4 million in 2001. The aluminum extrusions industry continued to be affected by weak economic conditions.

          For our biotechnology operations (Molecumetics and Therics), revenue was down for the quarter to $604,000 from $1.5 million in 2001. The operating loss was $7.2 million versus $4.1 million in 2001. The higher losses reflect increased research and development spending and lower revenues.

          The depreciation in NAV related to venture capital investment activities for the first quarter of 2002 and 2001 is summarized below:

                                                                   (In Millions)
                                                                    Three Months
                                                                   Ended March 31
                                                                 -------------------
                                                                   2002      2001
                                                                 --------- ---------
Net realized gains, losses, write-downs and related operating expenses for venture capital investments reflected in
    Tredegar's consolidated statements of income (net of tax)      $ (7.2)   $ (5.3)
Change in unrealized appreciation of venture
    capital investments (net of tax)                                 (7.0)    (30.8)
                                                                 --------- ---------
After-tax depreciation in NAV related to investment performance   $ (14.2)  $ (36.1)
                                                                 ========= =========

          The following companies held directly by us, or indirectly through our interests in other venture capital funds, accounted for most of the net depreciation in NAV during the current period:

                                                                               (In Millions)
                                                                               Appreciation
                                                                             (Depreciation) in
                                                                               Estimated NAV
                                                                            --------------------
                                                                               First Quarter
                                                                                   Ended
               Investment                         Reason for Change           March 31, 2002
------------------------------------------------------------------------------------------------
Public companies:
     Illumina, Inc.                        Change in stock price                         $ (1.5)
     Universal Access                      Change in stock price                           (1.0)
     SignalSoft Corporation                Change in stock price                           (0.8)
Private companies:
     Venture capital funds                 Various (lower valuations)                      (1.7)
     Appliant, Inc.                        Lower valuation                                 (3.5)
     MedManage Systems, Inc.               Lower valuation                                 (1.9)
     Cbyon                                 Lower valuation                                 (1.8)
Other public and private companies         Various                                         (1.1)
                                                                            --------------------
Depreciation in NAV before operating expenses                                             (13.3)
After-tax operating expenses                                                               (0.9)
                                                                            --------------------
Depreciation in NAV related to investment performance                                   $ (14.2)
                                                                            --------------------

          The cost basis, carrying value and NAV of our venture capital investments is reconciled below:

                                                                   (In Millions)
                                                                 March 31, Dec. 31,
                                                                   2002      2001
                                                                 -------------------
Cost basis of investments                                         $ 193.5   $ 190.0
Write-downs taken on securities held (charged to earnings)          (60.8)    (47.9)
Unrealized appreciation on public securities held by Tredegar
    (reflected directly in equity net of deferred income taxes)       6.6      13.0
                                                                 --------- ---------
Carrying value of investments reflected in the balance sheet        139.3     155.1
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture
    capital funds                                                    12.1      16.6
                                                                 --------- ---------
Estimated fair value of venture capital investments                 151.4     171.7
Estimated income taxes on assumed disposal at fair value             15.2       6.6
                                                                 --------- ---------
NAV of venture capital investments                                $ 166.6   $ 178.3
                                                                 ========= =========

          Changes in NAV for the quarter ended March 31, 2002 and 2001 are summarized below:

                                                                   (In Millions)
                                                                    Three Months
                                                                   Ended March 31
                                                                 -------------------
                                                                   2002      2001
                                                                 --------- ---------
NAV at beginning of period                                        $ 178.3   $ 335.0
                                                                 --------- ---------
After-tax depreciation in NAV related to investment
    performance (net operating expenses)                            (14.2)    (36.1)
After-tax operating expenses funded by Tredegar                        .9       1.0
New investments                                                       5.6       4.4
Reduction in NAV due to the sale of investments                      (4.0)     (7.8)
                                                                 --------- ---------
(Decrease) increase in NAV                                          (11.7)    (38.5)
                                                                 --------- ---------
NAV at end of the period                                          $ 166.6   $ 296.5
                                                                 ========= =========

Liquidity and Capital Resources

          Tredegar's total assets decreased to $853.9 million at March 31, 2002, from $865 million at December 31, 2001, due primarily to a decrease in the carrying value of venture capital investments of $15.8 million. The carrying value of venture capital investments decreased compared with December 31, 2001, due to the activity described in Note 4 on page 6. This decrease was partially offset by the following:

  Higher accounts receivable (up $7.7 million); and
  Higher prepaid pension asset (up $2.5 million) due to pension income recognized during the quarter.

          The reasons for the change in cash and cash equivalents for the first quarter of 2002 and 2001, are summarized below:

                                                       (In Thousands)
                                                        Three Months
                                                       Ended March 31
                                                   -----------------------
                                                       2002        2001
                                                   ------------  ---------
Cash and cash equivalents, beginning of period        $ 96,810   $ 44,530
                                                   ------------  ---------
Cash provided by (used in) operating activities
    net of capital expenditures and dividends            4,332       (675)
Proceeds from the exercise of stock options                420         90
Net (increase) decrease in borrowings                     (184)     1,411
New venture capital investments, net of proceeds
    from disposals                                        (417)       721
Proceeds from divestitures and property disposals          684        420
Other, net                                              (2,388)      (425)
                                                   ------------  ---------
Net increase in cash and cash equivalents                2,447      1,542
                                                   ------------  ---------
Cash and cash equivalents, end of period              $ 99,257    $ 46,072
                                                   ------------  ----------

          In 2002, cash provided by continuing operating activities, net of capital expenditures and dividends, was $4.3 million compared with cash used in operating activities, net of capital expenditures and dividends, of $675,000 in 2001. This change is due primarily to:

  Higher cash generated by manufacturing operations;

  Lower capital expenditures (down $6.2 million); and
  Changes in working capital (an investment in working capital of $4.6 million in 2002 versus $2.7 million in 2001).

          Capital expenditures in the first quarter of 2002 reflect the normal replacement of machinery and equipment and:

  Machinery and equipment purchased to upgrade lines at the Film Products’ manufacturing facility in Kerkrade, The Netherlands;
  Machinery and equipment purchased for a new production line at the Film Products’ plant in Terre Haute, Indiana; and
  Machinery and equipment purchased at the aluminum extrusion plant in Kentland, Indiana.

          Debt outstanding of $264.3 million at March 31, 2002, consisted of a $250 million term loan, a note payable with a remaining balance of $10 million and other debt of $4.3 million. On April 30, 2002, we completed a $100 million 364-day revolving credit facility and terminated our $275 million revolver that would have matured in July 2002 (no amounts currently outstanding). The new facility has covenants and restrictions consistent with our existing debt; the most restrictive of which is a debt-to-capitalization limitation of 50%. At March 31, 2002, this ratio was 36%. The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate ("LIBOR")) plus a spread that is dependent upon our quarterly debt-to-capitalization ratio (see Note 9 on page 10). This short-term facility is an interim step to longer-term financing that we plan to initiate once the divestitures of Molecumetics and Therics have been completed.

          Our future contractual payments related to debt and operating lease obligations are summarized below:

                                Payments Due by Period Ending March 31,
                                            (In Thousands)
                   ------------------------------------------------------------------
                          2003           2004      2005      2006 Remainder    Total
                   ------------ -------------- --------------------------------------
Debt                  $ 20,231       $ 61,993  $ 87,848  $ 93,913    $ 329  $ 264,314
Operating leases*        3,312          3,045     2,640     2,260    8,468    19,725
                   ------------ -------------- ---------------------------- ---------
Total                 $ 23,543       $ 65,038  $ 90,488  $ 96,173  $ 8,797  $ 284,039
                   ------------ -------------- ---------------------------- ---------

*   Future payments for operating leases are estimated on a straight-line basis using annual calendar year obligations.

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

          In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. To hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire aluminum, based on scheduled deliveries.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the first quarter of 2002 and 2001 are presented below:

       Percentage of Net Sales from Manufacturing
         Operations Related to Foreign Markets*
---------------------------------------------------------
                             Three Months
                            Ended March 31
               ------------------------------------------
                       2002                  2001
               ---------------------   ------------------
                Exports      Foreign    Exports   Foreign
                From U.S.   Operations From U.S. Operations
               --------------------------------------------
Canada                  3%      17%        3%      14%
Europe                  4         8          1         6
Latin America           3         1          3         2
Asia                    4         2          4         1
               -----------  --------   --------  --------
Total                  14%      28%       11%      23%
               -----------  --------   --------  --------

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

          We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 16-18 and Note 4 beginning on page 6 for more information.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

          See discussion under "Quantitative and Qualitative Disclosures About Market Risk" beginning on page 19.

PART II -          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

(b)          Reports on Form 8-K. No reports on Form 8-K have been filed for the quarter ended March 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREDEGAR CORPORATION
(Registrant)

Dated: May 13, 2002	/s/D. Andrew Edwards
D. Andrew Edwards
Vice President, Finance and
Treasurer
(Principal Financial Officer)

Dated: May 13, 2002	/s/Michelle O. Mosier
Michelle O. Mosier
Corporate Controller
(Principal Accounting Officer)