Form 10-Q
period 2002-06-30
TREDEGAR CORP
filed 2002-08-09
CIK 850429

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-10258

Tredegar Corporation
(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1497771 (I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia (Address of Principal Executive Offices)	23225 (Zip Code)

Registrant’s telephone number, including area code: (804) 330-1000

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Common Stock, no par value, outstanding as of July 29, 2002: 38,369,640.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

TREDEGAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2002	Dec. 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$96,544	$96,810
Accounts and notes receivable	99,683	79,274
Income taxes recoverable	2,094	5,410
Inventories	41,237	45,316
Deferred income taxes	15,934	16,022
Prepaid expenses and other	5,263	2,880

Total current assets	260,755	245,712

Property, plant and equipment, at cost	516,955	534,491
Less accumulated depreciation and amortization	260,120	267,148

Net property, plant and equipment	256,835	267,343

Net non-current assets of Therics held for sale	10,001	—
Venture capital investments	123,123	155,084
Other assets and deferred charges	67,084	60,404
Goodwill and other intangibles	132,143	136,488

Total assets	$849,941	$865,031

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,482	$46,507
Accrued expenses	49,044	47,637
Current portion of long-term debt	30,000	5,000

Total current liabilities	123,526	99,144
Long-term debt	229,401	259,498
Deferred income taxes	18,324	18,985
Other noncurrent liabilities	9,692	9,505

Total liabilities	380,943	387,132

Shareholders’ equity:
Common stock, no par value	108,113	107,104
Common stock held in trust for savings restoration plan	(1,212)	(1,212)
Unrealized gain on available-for-sale securities	2,360	8,314
Foreign currency translation adjustment	(5,287)	(6,007)
Loss on derivative financial instruments	(1,568)	(2,708)
Retained earnings	366,592	372,408

Total shareholders’ equity	468,998	477,899

Total liabilities and shareholders’ equity	$849,941	$865,031

See accompanying notes to financial statements.

TREDEGAR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands)
(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenues:
Gross sales	$200,554	$199,869	$378,006	$394,027
Freight	4,051	3,998	7,794	7,685

Net sales	196,503	195,871	370,212	386,342
Other income (expense), net	(17,266)	2,237	(26,962)	(3,688)

Total	179,237	198,108	343,250	382,654

Costs and expenses:
Cost of goods sold	153,968	159,740	291,368	315,381
Selling, general and administrative	14,471	12,608	27,804	25,680
Research and development	5,058	5,069	10,674	9,304
Amortization of intangibles	11	1,242	78	2,456
Interest	2,310	3,232	4,498	7,273
Unusual items	268	(971)	1,264	629

Total	176,086	180,920	335,686	360,723

Income from continuing operations before income taxes	3,151	17,188	7,564	21,931
Income taxes	1,040	4,158	2,563	5,866

Income from continuing operations	2,111	13,030	5,001	16,065
Discontinued operations:
Loss from operations of Molecumetics (including expected loss on disposal of $3,900 in 2002)	(5,446)	(917)	(7,753)	(2,051)
Income from discontinued energy segment	—	1,396	—	1,396

Income (loss) from discontinued operations	(5,446)	479	(7,753)	(655)

Net income (loss)	$(3,335)	$13,509	$(2,752)	$15,410

Earnings (loss) per share:
Basic:
Continuing operations	$.06	$.34	$.13	$.42
Discontinued operations	(.14)	.02	(.20)	(.01)

Net income (loss)	$(.08)	$.36	$(.07)	$.41

Diluted:
Continuing operations	$.05	$.34	$.13	$.42
Discontinued operations	(.14)	.01	(.20)	(.02)

Net income (loss)	$(.09)	$.35	$(.07)	$.40

Shares used to compute earnings (loss) per share:
Basic	38,270	38,055	38,219	38,053
Diluted	39,111	38,838	38,990	38,818
Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

TREDEGAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(2,752)	$15,410
Adjustments for noncash items:
Loss (gain) from discontinued operations	6,000	(1,396)
Depreciation	16,459	16,099
Amortization of intangibles	78	2,456
Deferred income taxes	1,748	(179)
Accrued pension income and postretirement benefits	(4,862)	(5,108)
Loss on venture capital investments	27,388	4,861
Changes in assets and liabilities:
Accounts and notes receivable	(18,965)	(3,318)
Inventories	4,345	4,080
Income taxes recoverable	3,316	629
Prepaid expenses and other	(185)	(135)
Accounts payable	(1,838)	3,458
Accrued expenses and income taxes payable	(1,455)	528
Other, net	(1,450)	2,164

Net cash provided by operating activities	27,827	39,549

Cash flows from investing activities:
Capital expenditures	(13,851)	(22,109)
Venture capital investments	(11,137)	(9,108)
Proceeds from the sale of venture capital investments	6,408	26,792
Proceeds from property disposals and divestitures	89	353
Other, net	(2,450)	(1,724)

Net cash used in investing activities	(20,941)	(5,796)

Cash flows from financing activities:
Dividends paid	(3,064)	(3,043)
Net (decrease) increase in borrowings	(5,097)	(3,607)
Proceeds from exercise of stock options (including related income tax benefits realized)	1,009	152

Net cash used in financing activities	(7,152)	(6,498)

Increase (decrease) in cash and cash equivalents	(266)	27,255
Cash and cash equivalents at beginning of period	96,810	44,530

Cash and cash equivalents at end of period	$96,544	$71,785

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.  In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2002, and the consolidated results of operations and cash flows for the six months ended June 30, 2002 and 2001. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain previously reported amounts have been reclassified to conform to the current presentation.

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

	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
(In Thousands, except per share data)
Reported net income	$13,509	$15,410
Goodwill amortization, net of tax	757	1,498

Adjusted net income	$14,266	$16,908

Basic earnings per share as reported	$.36	$.41
Adjustment to basic earnings per share	.02	.04

Adjusted basic earnings per share	$.38	$.45

Diluted earnings per share as reported	$.35	$.40
Adjustment to diluted earnings per share	.02	.04

Adjusted diluted earnings per share	$.37	$.44

The carrying value of goodwill at January 1, 2002, of $134.7 million was comprised of $100.7 million related to Film Products, $30.5 million related to Aluminum Extrusions and $3.5 million related to Therics. The goodwill related to Therics has been included in “Net non-current assets of Therics held for sale” in the consolidated balance sheet at June 30, 2002.

3.  See pages 13 through 16 for information on unusual items recognized during the quarter and six months ended June 30, 2002 and 2001.

On March 22, 2002, we announced our intent to divest our two biotechnology units, Molecumetics and Therics. The long-lived assets for Therics ($10 million at June 30, 2002) have been separately classified in the accompanying balance sheet as “Net non-current assets of Therics held for sale.”

Operations at Molecumetics were ceased on July 2, 2002, while efforts to sell its technology and tangible assets continue. The operating results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. Cash flows for Molecumetics have not been separately disclosed in the accompanying statement of cash flows. For the six months ended June 30, 2002 and 2001, the operating losses for Molecumetics were $12 million and $3.2 million, respectively, while revenue was $515,000 and $2.9 million, respectively. Discontinued operations for the second quarter of 2002 include an expected loss on the disposal of Molecumetics of $6 million ($3.9 million after taxes). The assets of Molecumetics (approximately $1.7 million), have been included in “Prepaid expenses and other” in the consolidated balance sheet at June 30, 2002.

Discontinued operations for the second quarter of 2001 also include an after-tax gain of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

4.  A summary of our venture capital activities for the quarter and six months ended June 30, 2002 and 2001, is provided below:

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In Thousands)
Carrying value, beginning of period	$139,298	$199,457	$155,084	$232,259
Activity for period (pre-tax):
New investments	5,547	4,757	11,137	9,108
Proceeds from the sale of investments	(1,235)	(17,910)	(6,408)	(28,242)
Realized gains	222	11,617	3,943	18,862
Realized losses, write-offs and write-downs	(17,853)	(9,830)	(31,330)	(23,723)
Increase (decrease) in net unrealized gain on available-for-sale securities	(2,856)	10,385	(9,303)	(9,788)

Carrying value, end of period	$123,123	$198,476	$123,123	$198,476

Our remaining unfunded commitments to private venture capital funds totaled approximately $35 million at June 30, 2002, and $36.7 million at December 31, 2001.

A schedule of investments is provided on the following two pages.

TREDEGAR CORPORATION

Schedule of Investments at June 30, 2002 and December 31, 2001
(In Thousands, Except Per-Share Amounts)

					Public Common Stock or Equivalents at 6/30/02			6/30/02(f)			12/31/01(f)
Investment	Symbol	Yrs. Held(a)	Description	Web Site (www.)	Shares Held	Closing Price	Estimated Restricted Stock Dis- count(c)	Estimated Fair Value(b)	Carrying Value(b)	Cost Basis	Estimated Fair Value(b)	Carrying Value(b)	Cost Basis
Securities of Public Companies Held:
Illumina, Inc.	ILMN	3.6	Fiber optic sensor technology ford drug screening	illumina.com	813	$6.72	0%	$5,466	$5,466	$1,933	$10,749	$10,749	$2,173
Adolor Corporation	ADLR	3.6	Develops pain-management therapeutic drugs	adolor.com	—	—	0%	—	—	—	3,704	3,704	844
Vascular Solutions	VASC	4.5	Vascular access site closure system	vascularsolutions.com	861	1.80	0%	1,549	1,549	2,429	2,401	2,401	2,429
SignalSoft Corporation	SGSF	4.3	Wireless caller location detection software	signalsoftcorp.com	—	—	0%	—	—	—	1,835	1,835	1,330
Photon Dynamics, Inc.(e)	PHTN	4.1	Test and repair systems for flat panel display industry	photondynamics.com	21	30.00	20%	502	502	940	763	387	940
Cisco Systems, Inc.(e)	CSCO	3.0	Worldwide leader in networking for the Internet	cisco.com	—	—	0%	—	—	—	245	245	200
Nortel Networks Corporation(e)	NT	4.3	Networking solutions and services	nortelnetworks.com	—	—	0%	—	—	—	151	148	117
CardioGenesis Corporation	CGCP	8.1	Coronary revascularization	eclipsesurg.com	—	—	0%	—	—	—	132	132	616
Openwave Systems, Inc.(e)	OPWV	2.6	Infrastructure applications for the Internet	openwave.com	—	—	0%	—	—	—	14	14	7

Total securities of public companies held								7,517	7,517	5,302	19,994	19,615	8,656

Securities of Private Companies Held:
CryoGen		6.8	Micro-cryogenic catheters for medical applications	cryogen-inc.com				2,339	2,339	3,910	2,339	2,339	3,910
Sensitech Inc.		5.3	Perishable product mgmt. solutions	sensitech.com				3,197	2,333	2,333	3,197	2,333	2,333
Songbird Medical, Inc.		4.9	Disposable hearing aids					2,743	2,743	5,582	3,303	3,303	5,215
Appliant, Inc.		4.7	Software tools for managing executable software	appliant.com				995	995	3,899	6,439	3,899	3,899
HemoSense		4.6	Point of care blood coagulation time test device	hemosense.com				2,771	2,485	2,485	2,771	2,485	2,485
Moai Technologies, Inc.		4.5	System for holding auctions on the Internet	moai.com				—	—	2,021	—	—	2,021
Babycare, Ltd.		4.4	Direct retailing of baby care products in China					—	—	1,009	—	—	1,009
NovaLux, Inc.		4.1	Blue-green light lasers	novalux.com				2,618	2,618	10,149	10,149	10,149	10,149
Xcyte Therapies, Inc.		3.9	Develops drugs to treat cancer & other disorders	xcytetherapies.com				4,634	4,634	4,634	4,634	4,634	4,634
Advanced Diagnostics, Inc.		3.6	3-D medical imaging equipment					2,637	2,621	2,621	2,137	2,121	2,121
EndoVasix, Inc.		3.4	Device for treatment of ischemic strokes	endovasix.com				926	926	4,126	800	800	4,000
eWireless, inc.		3.4	Technology linking cell phone users & advertising	ewireless.com				—	—	2,250	—	—	2,250
Cooking.com, Inc.		3.3	Sales of cooking-related items over the Internet	cooking.com				974	974	4,500	1,500	1,500	4,500
MediaFlex.com		3.2	Internet-based printing & publishing	mediaflex.com				—	—	3,500	—	—	3,500
eBabyCare Ltd.		3.1	Sales of babycare products over the Internet in China					—	—	314	—	—	314
Kodiak Technologies, Inc.		3.0	Cooling products for organ & pharma transport	kodiaktech.com				2,010	2,010	2,432	2,202	2,202	2,202
Artemis Medical, Inc.		3.0	Medical devices for breast cancer surgery					3,681	2,880	2,880	3,267	2,467	2,467
CEPTYR, Inc.		2.9	Develops small molecule drugs	ceptyr.com				1,750	1,750	1,750	1,750	1,750	1,750
ThinkFree.com		2.7	Java-based software complementary to Microsoft Office	thinkfree.com				741	741	1,491	741	741	1,491
BroadRiver Communications		2.6	Local DSL provider	purepacket.com				—	—	4,779	—	—	4,779
Quarry Technologies, Inc.		2.6	Technology for delivery of differentiated service levels	quarrytech.com				2,716	2,716	4,195	2,567	2,567	4,046
FastTrack Systems, Inc.		2.4	Clinical trial data management information systems					7,182	5,479	5,479	7,182	5,479	5,479
Riveon, Inc.		2.4	Web-based data mining software for business managers					—	—	1,990	—	—	1,990
MedManage Systems Inc.		2.2	Management of prescription drug sampling programs	medmanagesystems.com				3,049	3,049	6,095	5,200	5,200	5,200
Infinicon, Inc.		2.0	Manufacturer of infiniband input/output products	infiniconsys.com				6,985	6,985	6,985	4,573	4,573	4,573
Cbyon, Inc.		2.0	Provider of software image data to assist surgeons	cbyon.com				2,118	2,118	5,000	4,178	4,178	4,178
Extreme Devices		1.8	Manufacturer of integrated, solid-state electron source					5,000	5,000	5,000	5,000	5,000	5,000
Locus Discovery, Inc.		1.6	Computational chemogenomics technology	locusdiscovery.com				6,333	4,000	4,000	6,333	4,000	4,000
eTunnels Inc.		1.5	VPNs across all ISPs and companies	etunnels.com				4,619	4,619	4,619	3,748	3,748	3,748
Elixir		1.5	Evaluation technology for anti-aging compounds					2,827	2,827	2,827	2,827	2,827	2,827

Total securities of private companies held								72,845	66,842	112,855	86,837	78,295	106,070

Limited partnership interests in private venture capital funds (period held of 1.3—9.5 years) (d)								53,183	48,764	67,292	64,889	57,174	75,247

Total investments								133,545	$123,123	$185,449	171,720	$155,084	$189,973

Estimated tax cost (benefit) on assumed disosal at fair value								(18,685)			(6,571)

Estimated net asset value (“NAV”)								$152,230			$178,291

See notes on page 8.

TREDEGAR CORPORATION

Schedule of Investments at June 30, 2002 and December 31, 2001
(In Thousands, Except Per-Share Amounts)

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

(d)
At June 30, 2002, Tredegar had ownership interests in 28 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

	Symbol	Description	Indirect Interest in Common Shares	Closing Price	Average Restricted Stock Dis-count	Indirect
Indirect Investment						Estimated Fair Value	Cost Basis
Illumina, Inc.	ILMN	Fiber optic sensor technology for drug screening (illumina.com)	203	$6.72	20%	$1,090	$333
Adolor Corporation	ADLR	Develops pain-management therapeutic drugs (adolor.com)	88	11.26	20%	791	411
Array Biopharma	ARRY	Drug discovery research using innovative chemistry (arraybiopharma.com)	96	9.64	20%	743	240
Seattle Genetics	SGEN	Biopharmaceuticals for treatment of cancers (seattlegenetics.com)	104	5.21	20%	432	200

(e)	Public company stock received from the acquisition of a private company in the portfolio.
(f)	Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

5.  Comprehensive income (loss), defined as net income (loss) and other comprehensive income (loss), was a loss of $2.4 million for the second quarter of 2002 and income of $20.6 million for the second quarter of 2001. Comprehensive income (loss) was a loss of $6.8 million for the first six months of 2002 and income of $9.1 million for the first six months of 2001. Other comprehensive income (loss) includes changes in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders’ equity.

6.  The components of inventories are as follows:

	June 30, 2002	Dec. 31, 2001
	(In Thousands)
Finished goods	$7,310	$8,407
Work-in-process	8,596	4,560
Raw materials	14,784	21,800
Stores, supplies and other	10,547	10,549

Total	$41,237	$45,316

7.  Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In Thousands)
Weighted average shares outstanding used to compute basic earnings per share	38,270	38,055	38,219	38,053
Incremental shares issuable upon the assumed exercise of stock options	841	783	771	765

Shares used to compute diluted earnings per share	39,111	38,838	38,990	38,818

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

8.  Our effective tax rate from continuing operations for the quarter ended June 30, 2002 was 33% and for the six months ended June 30, 2002 was 33.9% compared with 24.2% and 26.7% in the same periods of the prior year, respectively. The prior year effective tax rate from continuing operations was low due primarily to the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

9.  On April 30, 2002, we completed a $100 million 364-day revolving credit facility and terminated our $275 million revolver that would have matured in July 2002. The new facility has covenants and restrictions consistent with our existing debt; the most restrictive of which is a debt-to-capitalization limitation of 50%. At June 30, 2002, this ratio was 36%. The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate (“LIBOR”)) plus a spread that is dependent upon our quarterly debt-to-capitalization ratio. The fully-borrowed spread over LIBOR charged at the various debt-to-capitalization levels is as follows:

Credit Spread Under $100 Million 364-Day Revolving Credit Facility
Debt-to-Total Capitalization Ratio	Fully-Borrowed Spread Over LIBOR (Basis Points)
> 40% and <= 50%	125.0
> 30% and <= 40%	100.0
<= 30%	75.0

This short-term facility is an interim step to longer-term financing that we plan to initiate once the divestitures of Molecumetics and Therics have been completed.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Investments

We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. These investments individually represent voting ownership interests of less than 20%.

We write down or write off an investment and recognize a loss when events indicate the investment is permanently impaired. For private securities and ownership interests in private venture capital funds, permanent impairment is deemed to exist whenever the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, permanent impairment is deemed to exist if analyst reports or other information on the company in which we have invested indicates that recovery of value above cost basis is unlikely within several quarters.

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

•
The general partners’ estimate of the fair value of non-marketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation);

•	Closing bid prices of publicly traded securities held by the funds, subject to estimated restricted stock discounts; and

•	Fund formulas for allocating profits, losses and distributions.

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

Assets to be disposed of, including assets held for sale, are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-downs required.

Impairment of Goodwill

On an annual basis we assess goodwill for impairment by comparing the fair value of our reporting units to their carrying amounts. If the carrying amounts of the reporting units exceed their fair values, the deficiency identified with goodwill is recognized as an impairment charge.

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

Results of Operations

Second Quarter 2002 Compared with Second Quarter 2001

The net loss for the second quarter of 2002 was $3.3 million compared with net income of $13.5 million in 2001. Net income from continuing operations was $2.1 million down from $13 million in 2001 (5 cents per share versus 34 cents per share). Results in the second quarter of 2002 include $12.2 million of net after-tax losses from venture capital investments compared with a net after-tax gain of $123,000 in the prior year. Results in 2001 include an after-tax gain of $2.5 million (7 cents per share) related to the reversal of income tax contingency accruals and related interest received on tax overpayments upon favorable conclusion of certain IRS examinations. Results in 2001 also include goodwill amortization expense of $757,000 after taxes or two cents per share.

On March 22, 2002, we announced our intent to divest our two biotechnology units, Molecumetics and Therics. The long-lived assets for Therics ($10 million at June 30, 2002) have been separately classified in the accompanying balance sheet as “Net non-current assets of Therics held for sale.”

Operations at Molecumetics were ceased on July 2, 2002, while efforts to sell its technology and tangible assets continue. The operating results of Molecumetics have been reported as discontinued operations. The net loss from discontinued operations of Molecumetics was $5.4 million in 2002 versus $917,000 in 2001. The second quarter of 2002 includes an expected loss on the disposal of Molecumetics of $6 million ($3.9 million after taxes) comprised of an impairment loss for equipment of $4 million and estimated miscellaneous disposal costs of $2 million. The assets of Molecumetics (approximately $1.7 million) have been included in “Prepaid expenses and other” in the consolidated balance sheet at June 30, 2002.

Discontinued operations for the second quarter of 2001 also include an after-tax gain of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

Efforts to sell Therics are under way as it continues to progress in its technology development efforts. Therics had net losses of $2 million in the second quarter of 2002 and $2.1 million in 2001 (5 cents per share in each period).

Pre-tax gains and losses from venture capital investment activities are included in “Other income (expense), net” in the consolidated statements of income on page 3 and “Venture capital investments” in the operating profit table on page 17. Operating expenses (primarily management fee expenses) for our venture capital investment activities are classified in “Selling, general and administrative expenses” (“SG&A”) in the consolidated statements of income and “Venture capital investments” in the operating profit table.

After-tax depreciation in the net asset value (“NAV”) of the venture capital investment portfolio during the second quarter was $15.1 million. At June 30, 2002, the NAV of the portfolio was $152.2 million. For more information on our venture capital investment activities, see pages 18 to 20 and Note 4 on pages 6 to 8.

Net sales in the second quarter were relatively flat compared with the prior year. Net sales in Film Products were up 7% while sales in Aluminum Extrusions declined 6%. Volume in Film Products was up 11% while volume in Aluminum Extrusions declined 4%. For more information on net sales, see the business segment review beginning on page 17.

The gross profit margin during the second quarter increased to 21.6% from 18.4% in 2001. The higher profit margin was driven mainly by an increase in Film Products due to improved product and customer mix as well as increased operating efficiencies. The gross profit margin in Aluminum Extrusions was up slightly despite continued pressure on both volume and price.

SG&A expenses in the second quarter were $14.5 million, up from $12.6 million in 2001 due primarily to increased expenses at Film Products in support of additional sales and marketing efforts. As a percentage of net sales, SG&A expenses were 7.4% in the second quarter of 2002 compared with 6.4% in 2001.

R&D expenses were flat at $5.1 million in both periods.

Unusual items in 2002 totaled $268,000 ($172,000 after income taxes) and were primarily for relocation and employee related costs related to the shutdown of the films plant in Tacoma, Washington.

Unusual items in 2001 include a pre-tax gain of $1 million related to interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the net sales and operating profit by segment table). Income taxes include a second-quarter tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $496,000 in 2002 and $726,000 in 2001. Despite higher average cash and cash equivalents during the quarter, interest income was down due to a lower average tax-equivalent yield earned on cash and cash equivalents (approximately 2% in the second quarter of 2002 and approximately 4.5% in 2001). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

Interest expense was $2.3 million compared with $3.2 million in 2001. Average debt outstanding and interest rates for the quarters were as follows:

	Second Quarter Ended June 30,
	2002	2001
	(In Millions)
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$175.0	$225.0
Average interest rate	2.6%	5.3%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$75.0	$25.0
Average interest rate	4.8%	4.85%
Fixed-rate and other debt:
Average outstanding debt balance	$13.4	$14.5
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$263.4	$264.5
Average interest rate	3.6%	5.4%

Our effective income tax rate from continuing operations was 33% compared with 24.2% in the prior year. The prior year rate was low due to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations as noted above. The effective income tax rate from manufacturing operations, excluding unusual items, was 35.5% in both periods.

Six Months 2002 Compared with Six Months 2001

The net loss for the first six months of 2002 was $2.8 million compared with net income of $15.4 million in 2001. Net income from continuing operations was $5 million in 2002, down from $16.1 million in 2001 (13 cents per share versus 42 cents per share). Results for 2002 include $19.4 million (50 cents per share) of after-tax losses from venture capital investments compared to $5.2 million (13 cents per share) in 2001. Results in 2001 include an after-tax gain of $2.5 million (seven cents per share) related to the reversal of income tax contingency accruals and related interest received on tax overpayments upon favorable conclusion of certain IRS examinations. Results in 2001 also include goodwill amortization expense of $1.5 million after taxes or four cents per share.

Results for 2002 include net losses from discontinued operations of Molecumetics of $7.8 million versus $2.1 million in 2001. In addition to the operating losses, discontinued operations for 2002 include an expected loss on the disposal of Molecumetics of $3.9 million after taxes.

Discontinued operations in 2001 also include an after-tax gain of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

The after-tax depreciation in the NAV through the first six months of this year was $29.3 million.

Net sales for the six months ended June 30, 2002, decreased by 4.2% compared with the same period of last year. The lower net sales are due primarily to lower volume in Aluminum Extrusions (volume down 4%). For more information on net sales, see the business segment review beginning on page 17.

The gross profit margin for the first six months of 2002 increased to 21.3% from 18.4% in 2001 primarily due to increased profit in Film Products due to higher volume and improved product and customer mix.

SG&A expenses were $27.8 million in 2002 compared with $25.7 million in 2001. The increase is primarily due to overall higher employee related costs and higher expenses in Film Products in support of additional sales and marketing efforts. As a percentage of net sales, SG&A expenses increased to 7.5% in the first six months of 2002 compared with 6.6% in the same period of 2001.

R&D expenses increased to $10.7 million in 2002 from $9.3 million in 2001 due to higher spending at Therics (up $814,000) and higher spending at Film Products (up $556,000).

Unusual items for the six months ended June 30, 2002, totaled approximately $1.3 million ($809,000 after income taxes or two cents per share) and included:

•	a pretax charge of $285,000 primarily for relocation and employee-related costs related to the shutdown of a films plant in Tacoma, Washington;

•	a pretax charge of $810,000 for severance and other employee-related costs related to the planned shutdown of a films plant in Carbondale, Pennsylvania; and

•	a pretax charge of $169,000 for costs incurred in the transfer of business related to the shutdown of an aluminum plant in El Campo, Texas.

Unusual items for the six months ended June 30, 2001, totaled $629,000 ($1.5 million after income taxes or two cents per share) and included:

•	a charge of $1.6 million ($1 million after income taxes) for severance costs related to further rationalization in the films business;

•
a gain of $1 million ($621,000 after income taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the net sales and operating profit by segment table); and

•
an income tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in “Income taxes” in the Consolidated Statements of Income).

Interest income for the six months ended June 30, 2002 was $1.1 million versus $1.4 million for the same period in 2001. The average cash and cash equivalents balance was $99 million in 2002 versus $58 million in 2001. The average tax-equivalent yield earned on cash equivalents was approximately 2% in 2002 and 4.9% in 2001.

Interest expense decreased to $4.5 million in 2002 from $7.3 million in 2001. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
	2002	2001
	(In Millions)
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$175.0	$225.0
Average interest rate	2.6%	6.0%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$75.0	$25.0
Average interest rate	4.8%	4.85%
Fixed-rate and other debt:
Average outstanding debt balance	$14.1	$14.5
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$264.1	$264.5
Average interest rate	3.6%	6.0%

The effective income tax rate from continuing operations for the six months ended June 30, 2002, was 33.9% compared with 26.7% in the prior year. The prior year rate was low due to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations. The effective income tax rate from manufacturing operations, excluding unusual items, was 35.5% in both periods.

Business Segment Review

The following tables present Tredegar’s net sales and operating profit by segment for the second quarter and six months ended June 30, 2002 and 2001.

Net Sales by Segment
(In Thousands)
(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Film Products	$97,285	$90,743	$186,194	$187,573
Aluminum Extrusions	99,124	105,034	183,830	198,506
Therics	94	94	188	263

Total net sales	$196,503	$195,871	$370,212	$386,342

Operating Profit by Segment
(In Thousands)
(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Film Products:
Ongoing operations	$18,705	$12,872	$36,797	$27,966
Unusual items	(295)	—	(1,095)	(1,600)

Total Film Products	18,410	12,872	35,702	26,366

Aluminum Extrusions:
Ongoing operations	10,277	10,171	15,630	16,552
Unusual items	27	—	(169)	—

Total Aluminum Extrusions	10,304	10,171	15,461	16,552

Therics	(3,134)	(3,219)	(6,827)	(5,568)

Tredegar Investments	(18,999)	191	(30,201)	(8,071)

Total operating profit	6,581	20,015	14,135	29,279
Interest income	496	726	1,050	1,414
Interest expense	2,310	3,232	4,498	7,273
Corporate expenses, net	1,616	321	3,123	1,489

Income from continuing operations before income taxes	3,151	17,188	7,564	21,931
Income taxes	1,040	4,158	2,563	5,866

Income from continuing operations	2,111	13,030	5,001	16,065
Income (loss) from discontinued operations	(5,446)	479	(7,753)	(655)

Net (loss) income	$(3,335)	$13,509	$(2,752)	$15,410

Second quarter sales in Film Products increased 7.2% to $97.3 million while operating profit, excluding unusual items, increased from $12.9 million in 2001 to $18.7 million in 2002 or 45%. On a year-to-date basis, sales in Film Products fell slightly to $186.2 million from $187.6 million while operating profit, excluding unusual items, was $36.8 million, up 31.6%. Excluding the impact of goodwill amortization expense in the prior year, operating profit was up 35.5% for the quarter and 23.5% for the first six months. The strong sales for the quarter were driven by an increase in volume of 11.4%, offset in part by a decline in selling prices, which are heavily influenced by raw material costs, of approximately 4%. The improved results for the quarter and year-to-date were driven by higher sales of new products combined with a temporary slowdown in the ongoing decline in sales of domestic backsheet products.

In Aluminum Extrusions, second-quarter sales were down 5.6% to $99.1 million while operating profit, excluding unusual items, was relatively flat at $10.3 million. On a year-to-date basis, sales declined 7.4% to $183.8 million while operating profit was $15.6 million, down 5.6% compared with the same period of the prior year. Sales and operating profit were negatively impacted by continued pressure on both volume and prices. The negative impact of these factors was offset by lower conversion costs, which were helped by the shutdown of our plant in El Campo, Texas.

For Therics, revenue was flat for the quarter and down for the six months ended June 30, 2002 compared with the same periods of the prior year. The second-quarter operating loss was $3.1 million versus $3.2 million in 2001. On a year-to-date basis, the operating loss was $6.8 million versus $5.6 million in 2001.

The results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. The net loss for the second quarter of 2002 was $5.4 million versus $917,000 in 2001. On a year-to-date basis, the net loss was $7.8 million versus $2.1 million in the prior year. Results for 2002 include an expected loss on the disposal of Molecumetics of $3.9 million after taxes.

The appreciation (depreciation) in NAV related to venture capital investment activities for the second quarter and six months ended June 30, 2002 and 2001 is summarized below:

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In Millions)
Net realized gains, losses, write-downs and related operating expenses for venture capital investments reflected in Tredegar’s consolidated statements of income (net of tax)	$(12.2)	$.1	$(19.4)	$(5.2)
Change in unrealized appreciation of venture capital investments (net of tax)	(2.9)	1.3	(9.9)	(29.5)

After-tax appreciation (depreciation) in NAV related to investment performance	$(15.1)	$1.4	$(29.3)	$(34.7)

The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the change in NAV during the quarter and six months ended June 30, 2002:

		Appreciation (Depreciation) in Estimated NAV
Investment	Reason for Change	2nd Quarter Ended 6/30/02	Six Months Ended 6/30/02
		(In Millions)
Public companies:
Illumina, Inc.	Change in stock price	(1.7)	(3.2)
Universal Access, Inc.	Change in stock price	(0.5)	(1.4)
SignalSoft Corporation	Change in stock price (position liquidated)	0.1	(0.7)
Vascular Solutions	Change in stock price	(0.5)	(0.6)

Private companies:
Venture capital funds	Various	(5.4)	(7.1)
NovaLux, Inc.	Lower valuation of the company	(4.8)	(4.8)
Appliant, Inc.	Lower valuation of the company	—	(3.5)
MedManage Systems Inc.	Lower valuation of the company	—	(1.9)
Cbyon, Inc.	Lower valuation of the company	—	(1.8)
Songbird Medical, Inc.	Lower valuation of the company	(0.6)	(0.6)
Other public and private companies	Various	(0.8)	(1.9)

Depreciation in NAV before operating expenses		(14.2)	(27.5)
After-tax operating expenses		(0.9)	(1.8)

Depreciation in NAV related to investment performance		$(15.1)	$(29.3)

The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below:

	June 30, 2002	Dec. 31, 2001
	(In Millions)
Cost basis of investments	$185.4	$190.0
Write-downs taken on securities held (charged to earnings)	(66.0)	(47.9)
Unrealized appreciation on public securities held by Tredegar (reflected directly in equity net of deferred income taxes)	3.7	13.0

Carrying value of investments reflected in the balance sheet	123.1	155.1
Unrealized appreciation in private securities held by Tredegar and in its indirect interest in all securities held by venture capital funds	10.4	16.6

Estimated fair value of venture capital investments	133.5	171.7
Estimated income tax benefit (cost) on assumed disposal at fair value	18.7	6.6

NAV of venture capital investments	$152.2	$178.3

We generated taxable capital gains in the portfolio of approximately $158 million in 2000 and $30 million in 2001. The taxable capital gains generated in 2000 and 2001 are available for the carry-back of tax-related capital losses through 2003 and 2004, respectively.

Changes in NAV for the quarter and six months ended June 30, 2002 and 2001 are summarized below:

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(In Millions)
NAV at beginning of period	$166.6	$296.5	$178.3	$335.0

After-tax appreciation (depreciation) in NAV related to investment performance (net of operating expenses)	(15.1)	1.4	(29.3)	(34.7)
After-tax operating expenses funded by Tredegar	.9	1.1	1.8	2.1
New investments	5.5	4.7	11.1	9.1
Reduction in NAV due to the sale of investments	(5.7)	(14.7)	(9.7)	(22.5)

(Decrease) increase in NAV	(14.4)	(7.5)	(26.1)	(46.0)

NAV at end of the period	$152.2	$289.0	$152.2	$289.0

Liquidity and Capital Resources

Tredegar’s total assets decreased to $849.9 million at June 30, 2002 from $865 million at December 31, 2001. The decrease is primarily due to the net of the following:

•	a decline in the carrying value of venture capital investments (decrease of $32 million) primarily due to valuation declines;

•	a decrease in inventory (down $4.1 million);

•	an increase in accounts receivable (up $20.4 million) primarily due to higher receivables in Aluminum Extrusions which were at seasonal and cyclical lows at the end of 2001; and

•	an increase in the prepaid pension asset (up $5.3 million) due to pension income recognized during the period.

Cash and cash equivalents was relatively flat at $96.5 million at June 30, 2002 and $96.8 million at December 31, 2001. The reasons for changes in cash and cash equivalents for the six months ended June 30, 2002 and 2001 are summarized below:

	Six Months Ended June 30
	2002	2001
	(In Thousands)
Cash and cash equivalents, beginning of period	$96,810	$44,530

Cash provided by (used in) operating activities net of capital expenditures and dividends	10,912	14,397
Proceeds from the exercise of stock options	1,009	152
Net (decrease) increase in borrowings	(5,097)	(3,607)
New venture capital investments, net of proceeds from disposals	(4,729)	17,684
Proceeds from divestitures and property disposals	89	353
Other, net	(2,450)	(1,724)

Net increase (decrease) in cash and cash equivalents	(266)	27,255

Cash and cash equivalents, end of period	$96,544	$71,785

In 2002, cash provided by continuing operating activities, net of capital expenditures and dividends was $10.9 million compared with $14.4 million in 2001. The change is primarily due to changes in the level of working capital offset in part by higher cash generated by manufacturing operations and lower capital expenditures.

Capital expenditures decreased from $22.1 million in 2001 to $13.9 million in 2002. Capital expenditures in 2002 reflect the normal replacement of machinery and equipment and the following key capital projects:

•	machinery and equipment to upgrade lines at the films manufacturing facility in Kerkrade, The Netherlands;

•	machinery and equipment for a new production line at the films plant in Terre Haute, Indiana;

•	expansion of capacity at the films plant in Shanghai, China; and

•	machinery and equipment purchased for the aluminum plant in Kentland, Indiana.

Debt outstanding of $259.4 million at June 30, 2002, consisted of a $250 million term loan, a note payable with a remaining balance of $5 million and other debt of $4.4 million. On April 30, 2002, we completed a $100 million 364-day revolving credit facility and terminated our $275 million revolver that would have matured in July 2002. The new facility has covenants and restrictions consistent with our existing debt; the most restrictive of which is a debt-to-capitalization limitation of 50%. At June 30, 2002, this ratio was 36%. The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate (“LIBOR”)) plus a spread that is dependent upon our quarterly debt-to-capitalization ratio (see Note 9 on page 10). This short-term facility is an interim step to longer-term financing that we plan to initiate once the divestitures of Molecumetics and Therics have been completed.

Our future contractual payments related to debt and operating lease obligations are summarized below:

	Payments Due by Period Ending June 30,
	2003	2004	2005	2006	Remainder	Total
	(In Thousands)
Debt	$30,000	$66,235	$100,256	$62,609	$301	$259,401
Operating leases*	3,258	2,939	2,553	2,140	7,993	18,883

Total	$33,258	69,174	$102,809	$64,749	$8,294	$278,284

*	Future payments for operating leases are estimated on a straight-line basis using annual calendar year obligations.

Quantitative and Qualitative Disclosures About Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks.

Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products; however, those changes are generally followed by a corresponding change in selling prices. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices, but are also generally followed by a corresponding change in selling prices; however, there is no assurance that higher ingot costs can be passed along to customers.

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the six months ended June 30, 2002 and 2001 is presented below:

	Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*
	Six Months Ended June 30
	2002		2001
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	3%	18%	3%	15%
Europe	4	8	1	7
Latin America	3	2	3	3
Asia	4	2	3	1

Total	14%	30%	10%	26%

*	Based on consolidated net sales from manufacturing operations (excluding Tredegar Biotech and Tredegar Investments).

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro. We believe our exposure to the Canadian Dollar has been substantially neutralized by the U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S.

We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 18 to 20 and Note 4 on pages 6 to 8 for more information.

Forward Looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to the following:

Film Products

•
Film Products is highly dependent on sales associated with one customer, The Procter & Gamble Company (“P&G”).    P&G comprised 31% of our net sales in 2001, 28% in 2000 and 30% in 1999. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•
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

•
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

•	As Film Products expands its hygiene business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•
Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries.    Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and the first six months of 2002. Our sales volume declined 20% and operating profit declined 52% in 2001 compared with 2000. The decline in ongoing operating profit at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

•
The markets for our products are highly competitive with product quality, service and price being the principal competitive factors.    As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of Aluminum Extrusions’ markets. This competition could result in loss of market share due to their ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•
We are attempting to sell Therics, but given the current market conditions in the biotechnology sector, there is no assurance that we will be successful in those efforts.    We will continue to incur losses as we support Therics’ operations during the sale process. There is no assurance we will realize any return on our continuing investment in Therics.

•
Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable.    We have not brought any drug delivery systems or bone replacement products to the point of human testing. There can be no assurance that any new drug delivery systems or bone replacement products can be brought to market successfully.

•
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

•
We are highly dependent on several principal members of our management and scientific staff.    The loss of key personnel would have a material adverse effect on Therics’ business and results of operations, and could inhibit product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and scientific personnel on acceptable terms could prevent us from achieving our business objectives.

•
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

•
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

•
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

•
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

•
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 21.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

A consent order was entered into by the Environmental Protection Division, Department of Natural Resources, State of Georgia and the William L. Bonnell Company relating to alleged violations of the conditions and limitations contained in the National Pollutant Discharge Elimination System Permit No. GA0000507 (the “Permit”) for our wastewater treatment facility in Newnan, Georgia. The consent order is in effect through December 31, 2003. We are taking steps to address the permit issues associated with our wastewater treatment facility and have agreed to pay quarterly penalties until the issues are resolved. In 2001, we made payments of $62,000 pursuant to this consent order and expect total payments to be approximately $160,000 before the permit issues are fully resolved.

Item 4.    Submission of Matters to a Vote of Security Holders.

Tredegar’s Annual Meeting of Shareholders was held on April 25, 2002. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

(a)  Election of Directors

Nominee	No. of Votes “For”	No. of Votes “Withheld”
Richard W. Goodrum	34,222,770	4,032,479
Phyllis Cothran	34,258,913	3,996,336
Floyd D. Gottwald, Jr.	34,198,149	4,057,100

There were no broker non-votes with respect to the election of directors.

(b)  Approval of Auditors

Approval of the designation of PricewaterhouseCoopers LLP as the auditors for Tredegar for the fiscal year ending December 31, 2002:

No. of Votes “For”	No. of Votes “Against”	No. of Abstentions
34,568,604	179,227	42,096

There were no broker non-votes with respect to the approval of auditors.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibit No.

3	Amended By-Laws

4
Credit Agreement dated April 30, 2002, among Tredegar Corporation, as Borrower, Wachovia Bank, National Association, as Administrative Agent, Suntrust Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent

(b)  Reports on Form 8-K.    No reports on Form 8-K have been filed for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

By:	/s/ D. ANDREW EDWARDS
D. Andrew Edwards Vice President, Finance and Treasurer (Principal Financial Officer)

Date:  August 6, 2002

By:	/s/ MICHELLE O. MOSIER
Michelle O. Mosier Corporate Controller (Principal Accounting Officer)

Date:  August 6, 2002

EXHIBIT INDEX

Exhibit No.	Description

3	Amended By-Laws

4
Credit Agreement dated April 30, 2002, among Tredegar Corporation, as Borrower, Wachovia Bank, National Association, as Administrative Agent, Suntrust Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent