Form 10-Q
period 2002-09-30
TREDEGAR CORP
filed 2002-11-08
CIK 850429

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________ Commission file number 1-10258 Tredegar Corporation (Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1497771 (I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia (Address of Principal Executive Offices)	23225 (Zip Code)

Registrant’s telephone number, including area code: (804) 330-1000

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |   |

        Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|   No |   |

        The number of shares of Common Stock, no par value, outstanding as of October 29, 2002: 38,419,925.

PART I — FINANCIAL INFORMATION Item 1. Financial Statements. Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	Sept. 30, 2002	Dec. 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 103,615	$ 96,810
Accounts and notes receivable	95,316	79,274
Income taxes recoverable	4,178	5,410
Inventories	39,472	45,316
Deferred income taxes	18,632	16,022
Prepaid expenses and other	5,780	2,880

Total current assets	266,993	245,712

Property, plant and equipment, at cost	518,598	534,491
Less accumulated depreciation and amortization	264,948	267,148

Net property, plant and equipment	253,650	267,343

Net non-current assets of Therics held for sale	10,144	—
Venture capital investments	104,865	155,084
Other assets and deferred charges	68,542	60,404
Goodwill and other intangibles	131,964	136,488

Total assets	$ 836,158	$ 865,031

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 42,126	$ 46,507
Accrued expenses	45,482	47,637
Current portion of long-term debt	42,500	5,000

Total current liabilities	130,108	99,144
Long-term debt	216,665	259,498
Deferred income taxes	17,747	18,985
Other noncurrent liabilities	9,767	9,505

Total liabilities	374,287	387,132

Shareholders’ equity:
Common stock, no par value	109,055	107,104
Common stock held in trust for savings
restoration plan	(1,212)	(1,212)
Unrealized gain on available-for-sale securities	562	8,314
Foreign currency translation adjustment	(7,995)	(6,007)
Loss on derivative financial instruments	(1,834)	(2,708)
Retained earnings	363,295	372,408

Total shareholders’ equity	461,871	477,899

Total liabilities and shareholders’ equity	$ 836,158	$ 865,031

See accompanying notes to financial statements. 2

Tredegar Corporation Consolidated Statements of Income (In Thousands) (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenues:
Gross sales	$ 194,621	$ 201,799	$ 572,627	$ 595,826
Freight	4,315	3,968	12,109	11,653

Net sales	190,306	197,831	560,518	584,173
Other income (expense), net	(18,406)	(4,151)	(45,368)	(7,839)

Total	171,900	193,680	515,150	576,334

Costs and expenses:
Cost of goods sold	152,328	160,473	443,696	475,854
Selling, general and administrative	13,298	12,454	41,102	38,134
Research and development	5,034	5,397	15,708	14,701
Amortization of intangibles	11	1,226	89	3,682
Interest	2,401	2,954	6,899	10,227
Unusual items	178	9,848	1,442	10,477

Total	173,250	192,352	508,936	553,075

Income (loss) from continuing operations before
income taxes	(1,350)	1,328	6,214	23,259
Income taxes	(564)	413	1,999	6,279

Income (loss) from continuing operations	(786)	915	4,215	16,980
Discontinued operations:
Loss from operations of Molecumetics (including
expected loss on disposal of $4,875 in 2002)	(975)	(2,029)	(8,728)	(4,080)
Income from discontinued energy segment	—	—	—	1,396

Loss from discontinued operations	(975)	(2,029)	(8,728)	(2,684)

Net income (loss)	$ (1,761)	$ (1,114)	$ (4,513)	$ 14,296

Earnings (loss) per share:
Basic:
Continuing operations	$ (.02)	$ .02	$ .11	$ .45
Discontinued operations	(.03)	(.05)	(.23)	(.07)

Net income (loss)	$ (.05)	$ (.03)	$ (.12)	$ .38

Diluted:
Continuing operations	$ (.02)	$ .02	$ .11	$ .44
Discontinued operations	(.03)	(.05)	(.23)	(.07)

Net income (loss)	$ (.05)	$ (.03)	$ (.12)	$ .37

Shares used to compute earnings (loss) per share:
Basic	38,334	38,059	38,258	38,055
Diluted	38,334	38,838	38,935	38,824

Dividends per share	$ .04	$ .04	$ .12	$ .12

See accompanying notes to financial statements. 3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (4,513)	$ 14,296
Adjustments for noncash items:
Loss (gain) from discontinued operations	7,500	(1,396)
Depreciation	23,937	24,149
Amortization of intangibles	89	3,682
Deferred income taxes	1,092	521
Accrued pension income and postretirement benefits	(7,179)	(7,740)
Loss on venture capital investments	45,998	8,976
Loss on equipment writedowns and divestitures	—	5,721
Allowance for doubtful accounts	—	298
Changes in assets and liabilities:
Accounts and notes receivable	(16,847)	(6,613)
Inventories	5,617	2,883
Income taxes recoverable	1,232	(4,491)
Prepaid expenses and other	(679)	(309)
Accounts payable	(3,645)	(392)
Accrued expenses and income taxes payable	(5,764)	4,555
Other, net	(1,044)	1,465

Net cash provided by operating activities	45,794	45,605

Cash flows from investing activities:
Capital expenditures	(21,564)	(30,010)
Venture capital investments	(14,579)	(16,560)
Proceeds from the sale of venture capital investments	6,689	37,794
Proceeds from property disposals and divestitures	143	2,224
Other, net	(1,696)	(1,775)

Net cash used in investing activities	(31,007)	(8,327)

Cash flows from financing activities:
Dividends paid	(4,600)	(4,569)
Net (decrease) increase in borrowings	(5,333)	(3,335)
Proceeds from exercise of stock options (including
related income tax benefits realized)	1,951	177

Net cash used in financing activities	(7,982)	(7,727)

Increase (decrease) in cash and cash equivalents	6,805	29,551
Cash and cash equivalents at beginning of period	96,810	44,530

Cash and cash equivalents at end of period	$ 103,615	$ 74,081

See accompanying notes to financial statements. 4

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2002, and the consolidated results of operations and cash flows for the nine months ended September 30, 2002 and 2001. All such adjustments are deemed to be of a normal recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain previously reported amounts have been reclassified to conform to the current presentation.

2.	The Financial Accounting Standards Board issued two new standards that primarily affect the accounting for acquisitions initiated after June 30, 2001, and the accounting for goodwill. We adopted these standards effective January 1, 2002. These standards prohibit amortization of goodwill but require annual impairment reviews that may result in the recognition of losses. We have reclassified from intangible assets to goodwill approximately $396,000 related to Therics’ workforce, which no longer qualifies as a separately identifiable intangible asset. We have made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. We completed the transitional impairment test, which did not result in impairment of recorded goodwill. In accordance with this statement, amortization of goodwill was discontinued as of January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income taxes, is as follows:

(In Thousands, except per share data)	Quarter Ended Sept. 30, 2001	Nine Months Ended Sept. 30, 2001
Reported net income (loss)	$ (1,114)	$ 14,296
Goodwill amortization, net of tax	750	2,248

Adjusted net income (loss)	$ (364)	$ 16,544

Basic earnings (loss) per share as reported	$ (.03)	$ .38
Adjustment to basic earnings (loss) per share	.02	.06

Adjusted basic earnings (loss) per share	$ (.01)	$ .44

Diluted earnings (loss) per share as reported	$ (.03)	$ .37
Adjustment to diluted earnings (loss) per share	.02	.06

Adjusted diluted earnings (loss) per share	$ (.01)	$ .43

The carrying value of goodwill at January 1, 2002, of $134.7 million was comprised of $100.7 million related to Film Products, $30.5 million related to Aluminum Extrusions and $3.5 million related to Therics. The goodwill related to Therics has been included in “Net non-current assets of Therics held for sale” in the consolidated balance sheet at September 30, 2002.

3.	See pages 16 through 18 for information on unusual items recognized during the quarter and nine months ended September 30, 2002 and 2001.

On March 22, 2002, we announced our intent to divest our two biotechnology units, Molecumetics and Therics. The long-lived assets for Therics (approximately $10.1 million) have been separately classified in the accompanying balance sheet at September 30, 2002, as “Net non-current assets of Therics held for sale” and are no longer being depreciated.

Operations at Molecumetics ceased on July 2, 2002, while efforts to sell its technology and tangible assets continue. The operating results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. Cash flows for Molecumetics have not been separately disclosed in the accompanying statement of cash flows. For the nine months ended September 30, 2002 and 2001, the operating losses for Molecumetics were $13.4 million and $6.3 million, respectively, while revenue was $515,000 and $3.5 million, respectively. Discontinued operations for the nine months ended September 30, 2002 include a third quarter charge of $1.5 million ($975,000 after taxes) and a second quarter charge of $6 million ($3.9 million after taxes) for the expected loss on the disposal of Molecumetics. The assets of Molecumetics (approximately $1.7 million), have been included in “Prepaid expenses and other” in the consolidated balance sheet at September 30, 2002 and are no longer being depreciated.

Discontinued operations for the nine months ended September 30, 2001 also include an after-tax gain of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

4.	The components of inventories are as follows:

	(In Thousands)
	Sept. 30, 2002	Dec. 31, 2001
Finished goods	$ 7,166	$ 8,407
Work-in-process	3,848	4,560
Raw materials	17,096	21,800
Stores, supplies and other	11,362	10,549

Total	$39,472	$45,316

5.	On October 15, 2002, we announced the retention of San Francisco-based Probitas Partners to explore alternatives aimed at maximizing the after-tax value of our venture capital investments. Several alternatives are being considered, including the sale of substantially all of the portfolio in a secondary market transaction.

Recent transactions in the secondary market have been completed with significant discounts to reported fair value. The ultimate after-tax value of the portfolio under a hold strategy is uncertain. If Tredegar does not dispose of a substantial portion of its venture capital portfolio by the end of 2003, it will forego significant tax benefits that would be available on the carry-back of possible capital losses. After considering the reported capital gains and tax deductions taken on our final 2001 tax return filed on September 16, 2002, the net capital gains for tax purposes available for the carry-back of potential capital losses total $163 million, $158 million relating to 2000 and $5 million relating to 2001. The taxable capital gains generated in 2000 and 2001 are available for the carry-back of tax-related capital losses through 2003 and 2004, respectively.

A summary of our venture capital activities for the quarter and nine months ended September 30, 2002 and 2001, is provided below:

	(In Thousands)
	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Carrying value, beginning of period	$ 123,123	$ 198,476	$ 155,084	$ 232,259
Activity for period (pre-tax):
New investments	3,442	7,452	14,579	16,560
Proceeds from the sale of investments	(281)	(9,740)	(6,689)	(37,982)
Realized gains	71	5,926	4,014	24,788
Realized losses, write-offs and write-downs	(18,682)	(10,041)	(50,012)	(33,764)
Decrease in net unrealized gain
on available-for-sale securities	(2,808)	(22,567)	(12,111)	(32,355)

Carrying value, end of period	$ 104,865	$ 169,506	$ 104,865	$ 169,506

Our remaining unfunded commitments to private venture capital funds totaled approximately $30.6 million at September 30, 2002, and $36.7 million at December 31, 2001.

A schedule of investments is provided on the following two pages.

Tredegar Corporation Schedule of Investments at September 30, 2002 and December 31, 2001 (In Thousands, Except Per-Share Amounts)					Public Common Stock or Equivalents at 9/30/02

Investment	Symbol	Yrs. Held (a)	Description	Web Site (www.)	Shares Held	Closing Price
Securities of Public Companies Held:
Illumina, Inc.	ILMN	3.9	Fiber optic sensor technology for drug screening	illumina.com	813	$ 3.44
Adolor Corporation	ADLR	3.8	Develops pain-management therapeutic drugs	adolor.com	—	—
Vascular Solutions	VASC	4.8	Vascular access site closure system	vascularsolutions.com	861	0.90
SignalSoft Corporation	SGSF	4.6	Wireless caller location detection software	signalsoftcorp.com	—	—
Photon Dynamics, Inc. (e)	PHTN	4.3	Test and repair systems for flat panel display industry	photondynamics.com	3	18.63
Cisco Systems, Inc. (e)	CSCO	3.2	Worldwide leader in networking for the Internet	cisco.com	—	—
Nortel Networks Corporation (e)	NT	4.5	Networking solutions and services	nortelnetworks.com	—	—
CardioGenesis Corporation	CGCP	8.3	Coronary revascularization	eclipsesurg.com	—	—
Openwave Systems, Inc. (e)	OPWV	2.9	Infrastructure applications for the Internet	openwave.com	—	—

Total securities of public companies held

Securities of Private Companies Held:
CryoGen		7.0	Micro-cryogenic catheters for medical applications	cryogen-inc.com
Sensitech Inc.		5.6	Perishable product mgmt. solutions	sensitech.com
Songbird Medical, Inc.		5.2	Disposable hearing aids
Appliant, Inc.		5.0	Software tools for managing executable software	appliant.com
HemoSense		4.9	Point of care blood coagulation time test device	hemosense.com
Moai Technologies, Inc.		4.8	System for holding auctions on the Internet	moai.com
Babycare, Ltd.		4.6	Direct retailing of baby care products in China
NovaLux, Inc.		4.4	Blue-green light lasers	novalux.com
Xcyte Therapies, Inc.		4.2	Develops drugs to treat cancer & other disorders	xcytetherapies.com
Advanced Diagnostics, Inc.		3.9	3-D medical imaging equipment
EndoVasix, Inc.		3.7	Device for treatment of ischemic strokes	endovasix.com
eWireless, inc		3.7	Technology linking cell phone users & advertising	ewireless.com
Cooking.com, Inc.		3.5	Sales of cooking-related items over the Internet	cooking.com
MediaFlex.com		3.5	Internet-based printing & publishing	mediaflex.com
eBabyCare Ltd.		3.3	Sales of babycare products over the Internet in China
Kodiak Technologies, Inc.		3.3	Cooling products for organ & pharma transport	kodiaktech.com
Artemis Medical, Inc.		3.2	Medical devices for breast cancer surgery
CEPTYR, Inc.		3.2	Develops small molecule drugs	ceptyr.com
ThinkFree.com		3.0	Java-based software complementary to Microsoft Office	thinkfree.com
BroadRiver Communications		2.9	Local DSL provider	purepacket.com
Quarry Technologies, Inc.		2.9	Technology for delivery of differentiated service levels	quarrytech.com
FastTrack Systems, Inc.		2.7	Clinical trial data management information systems
Riveon, Inc.		2.6	Web-based data mining software for business managers
MedManage Systems Inc.		2.5	Management of prescription drug sampling programs	medmanagesystems.com
Infinicon, Inc.		2.3	Manufacturer of infiniband input/output products	infiniconsys.com
Cbyon, Inc.		2.2	Provider of software image data to assist surgeons	cbyon.com
Extreme Devices		2.0	Manufacturer of integrated, solid-state electron source
Locus Discovery, Inc.		1.9	Computational chemogenomics technology	locusdiscovery.com
eTunnels Inc.		1.8	VPNs across all ISPs and companies	etunnels.com
Elixir		1.8	Evaluation technology for anti-aging compounds

Total securities of private companies held

Limited partnership interests in private venture capital funds (period held of .2 - 10.0 years) (d)

Total investments

Estimated tax cost (benefit) on assumed disposal at fair value

Estimated net asset value (“NAV”)

	Public Common Stock or Equivalents at 9/30/02	9/30/02 (f)			12/31/01 (f)
Investment	Estimated Restricted Stock Dis- count (c)	Estimated Fair Value (b)	Carrying Value (b)	Cost Basis	Estimated Fair Value (b)	Carrying Value (b)	Cost Basis
Securities of Public Companies Held:
Illumina, Inc.	0%	$ 2,798	$ 2,798	$ 1,933	$ 10,749	$ 10,749	$ 2,173
Adolor Corporation	0%	—	—	—	3,704	3,704	844
Vascular Solutions	0%	775	775	2,429	2,401	2,401	2,429
SignalSoft Corporation	0%	—	—	—	1,835	1,835	1,330
Photon Dynamics, Inc. (e)	20%	41	41	940	763	387	940
Cisco Systems, Inc. (e)	0%	—	—	—	245	245	200
Nortel Networks Corporation (e)	0%	—	—	—	151	148	117
CardioGenesis Corporation	0%	—	—	—	132	132	616
Openwave Systems, Inc. (e)	0%	—	—	—	14	14	7

Total securities of public companies held		3,614	3,614	5,302	19,994	19,615	8,656

Securities of Private Companies Held:
CryoGen		2,339	2,339	3,910	2,339	2,339	3,910
Sensitech Inc.		3,197	2,333	2,333	3,197	2,333	2,333
Songbird Medical, Inc.		1,548	1,548	5,582	3,303	3,303	5,215
Appliant, Inc.		—	—	3,899	6,439	3,899	3,899
HemoSense		2,771	2,485	2,485	2,771	2,485	2,485
Moai Technologies, Inc.		—	—	2,021	—	—	2,021
Babycare, Ltd.		851	—	1,009	—	—	1,009
NovaLux, Inc.		2,618	2,618	10,149	10,149	10,149	10,149
Xcyte Therapies, Inc.		4,634	4,634	4,634	4,634	4,634	4,634
Advanced Diagnostics, Inc.		—	—	2,621	2,137	2,121	2,121
EndoVasix, Inc.		842	842	4,189	800	800	4,000
eWireless, inc		—	—	2,250	—	—	2,250
Cooking.com, Inc.		974	974	4,500	1,500	1,500	4,500
MediaFlex.com		—	—	3,500	—	—	3,500
eBabyCare Ltd.		—	—	314	—	—	314
Kodiak Technologies, Inc.		—	—	2,507	2,202	2,202	2,202
Artemis Medical, Inc.		2,762	2,762	3,348	3,267	2,467	2,467
CEPTYR, Inc.		656	656	1,750	1,750	1,750	1,750
ThinkFree.com		339	339	1,491	741	741	1,491
BroadRiver Communications		—	—	4,779	—	—	4,779
Quarry Technologies, Inc.		2,865	2,865	4,343	2,567	2,567	4,046
FastTrack Systems, Inc.		7,182	5,479	5,479	7,182	5,479	5,479
Riveon, Inc.		—	—	1,990	—	—	1,990
MedManage Systems Inc.		3,049	3,049	6,095	5,200	5,200	5,200
Infinicon, Inc.		6,985	6,985	6,985	4,573	4,573	4,573
Cbyon, Inc.		2,118	2,118	5,000	4,178	4,178	4,178
Extreme Devices		5,000	5,000	5,000	5,000	5,000	5,000
Locus Discovery, Inc.		6,334	4,000	4,000	6,333	4,000	4,000
eTunnels Inc.		—	—	4,641	3,748	3,748	3,748
Elixir		2,827	2,827	2,827	2,827	2,827	2,827

Total securities of private companies held		59,891	53,853	113,631	86,837	78,295	106,070

Limited partnership interests in private venture capital funds (period held of .2 - 10.0 years) (d)		50,355	47,398	75,373	64,889	57,174	75,247

Total investments		113,860	$104,865	$194,306	171,720	$155,084	$189,973

Estimated tax cost (benefit) on assumed disposal at fair value		(28,960)			(6,571)

Estimated net asset value (“NAV”)		$ 142,820			$ 178,291

See notes on page 9. 8

Tredegar Corporation
Schedule of Investments at September 30, 2002 and December 31, 2001
(In Thousands, Except Per-Share Amounts)

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

(d) At September 30, 2002, Tredegar had ownership interests in 29 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

			Indirect Interest		Average	Indirect
Indirect Investment	Symbol	Description	in Common Shares	Closing Price	Restricted Stock Dis- count	Estimated Fair Value	Cost Basis

Illumina, Inc.	ILMN	Fiber optic sensor technology for drug screening (illumina.com)	215	$ 3.44	20%	$590	$333
Adolor Corporation	ADLR	Develops pain-management therapeutic drugs (adolor.com)	86	14.02	20%	965	411
Array Biopharma	ARRY	Drug discovery research using innovative chemistry (arraybiophar.com)	98	7.79	20%	609	240
Seattle Genetics	SGEN	Biopharmaceuticals for treatment of cancers (seattlegenetics.com)	70	3.22	20%	182	136

(e)	Public company stock received from the acquisition of a private company in the portfolio.

(f)	Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.

6.	Comprehensive income (loss), defined as net income (loss) and other comprehensive income (loss), was a loss of $6.5 million for the third quarter of 2002 and a loss of $17.5 million for the third quarter of 2001. Comprehensive income (loss) was a loss of $13.4 million for the first nine months of 2002 and a loss of $8.4 million for the first nine months of 2001. Other comprehensive income (loss) includes changes in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and unrealized gains and losses on derivative financial instruments recorded net of deferred income taxes directly in shareholders’ equity.

7.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	(In Thousands)
	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Weighted average shares outstanding used
to compute basic earnings per share	38,334	38,059	38,258	38,055
Incremental shares issuable upon the
assumed exercise of stock options	—	779	677	769

Shares used to compute diluted earnings
per share	38,334	38,838	38,935	38,824

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. No incremental shares were assumed issued in the third quarter of 2002 due to their anti-dilutive effect on the loss per share recognized for the period.

Earnings per share for the third quarter of 2001 have been restated to give effect to the treatment of Molecumetics as discontinued operations. Previously, no incremental shares were assumed issued in the third quarter of 2001 due to their anti-dilutive effect on the loss per share recognized for the period. However, with the restatement for the discontinued operations, there was income from continuing operations and thus incremental shares were assumed issued during the third quarter of 2001. There was no impact on the previously reported amounts of basic and diluted earnings per share for this change.

8.	Pursuant to our stock option plans, 604,500 and 16,000 stock options were granted during the nine months ended September 30, 2002 and 2001, respectively and 10,000 and 16,000 stock options were granted during the quarters ended September 30, 2002 and 2001, respectively. The stock options were granted to officers, management and other employees.

We account for the fair value of stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value of the options at the grant dates consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per share data)	2002	2001	2002	2001

Income (loss) from continuing operations:
As reported	$ (786)	$ 915	$ 4,215	$ 16,980
Pro forma	(1,340)	319	2,555	15,191
Diluted earnings (loss) per share from
continuing operations:
As reported	(.02)	.02	.11	.44
Pro forma	(.03)	.01	.07	.39

For the purposes of the above presentation, the fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this model are provided below:

	2002	2001

Dividend yield	.85%	.80%
Volatility percentage	45.0%	45.0%
Weighted average risk-free interest rate	4.65%	4.2%
Holding period (years):
Officers	7.0	n/a
Management	5.0	5.0
Other employees	3.0	n/a
Weighted average market price at date of grant:
Officers and management	$18.88	$19.96
Other employees	$18.90	n/a

The estimated weighted-average fair value of options per share at the date of grant was $8.09 in 2002 and $8.42 per share in 2001.

9.	Our effective tax rate from continuing operations for the quarter ended September 30, 2002, was 42% versus 31% for the same quarter of the prior year. The increase is due to the amount of non-deductible expenses relative to the pretax loss. The effective income tax rate from manufacturing operations, excluding unusual items, was 35.5% in both periods.

Our effective tax rate from continuing operations for the nine months ended September 30, 2002, was 32% compared with 27% for the same period of the prior year. The prior year effective tax rate from continuing operations was low due primarily to the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997. The effective income tax rate from manufacturing operations, excluding unusual items, was 35.5% in both periods.

10.	On April 30, 2002, we completed a $100 million 364-day revolving credit facility and terminated our $275 million revolver that would have matured in July 2002. The new facility has covenants and restrictions consistent with our existing debt; the most restrictive of which is a debt-to-capitalization limitation of 50%. At September 30, 2002, this ratio was 36%. The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate (“LIBOR”)) plus a spread that is dependent upon our quarterly debt-to-capitalization ratio. The fully-borrowed spread over LIBOR charged at the various debt-to-capitalization levels is as follows:

Credit Spread Under $100 Million 364-Day Revolving Credit Facility
Debt-to-Total Capitalization Ratio	Fully-Borrowed Spread Over LIBOR (Basis Points)
› 40% and ‹= 50%	125.0
› 30% and ‹= 40%	100.0
‹= 30%	75.0

This short-term facility is an interim step to longer-term financing that we plan to initiate once the divestitures of Molecumetics and Therics have been completed.

11.	In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and is not expected to have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and is not expected to have a material impact on our financial statements.

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

        We write down or write off an investment and recognize a loss when events indicate there is impairment in the investment that is other than temporary. For private securities and ownership interests in private venture capital funds, impairment is deemed to exist when the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, impairment is deemed to exist if analyst reports or other information on the company in which we have invested indicates that recovery of value above cost basis is unlikely within several quarters.

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

        Because of the inherent uncertainty associated with the valuations of restricted securities or securities for which there is no public market, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies usually have higher volatility and risk than the U.S. stock market as a whole. See also Note 5 on page 7 regarding our exploration of alternatives aimed at maximizing the after-tax value of our venture capital investments.

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

Impairment of Goodwill

        We regularly assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis. We compare the fair value of our reporting units to their carrying amounts. If the carrying amounts of the reporting units exceed their fair values, the deficiency identified with goodwill is recognized as an impairment charge.

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

Results of Operations

Third Quarter 2002 Compared with Third Quarter 2001

        The net loss for the third quarter of 2002 was $1.8 million compared with a net loss of $1.1 million in 2001. The net loss from continuing operations was $786,000 (2 cents per share) compared with net income of $915,000 (2 cents per share) in 2001. Results in the third quarter of 2002 include $12.7 million of net after-tax losses from venture capital investments compared with net after-tax losses of $3.6 million in the prior year.

        Excluding unusual items, income from manufacturing operations was $14.2 million versus $13.2 million in 2001. Last year’s results include goodwill amortization expense of $750,000 after taxes. Fourth-quarter results from manufacturing operations are expected to approximate year-ago levels. Looking ahead to the first half of 2003, we expect manufacturing income to trail 2002 results due mainly to lower profits in Film Products, where an accelerating decline in diaper backsheet profits is likely to outpace growth from new products. The resulting income shortfall could widen if market conditions in Aluminum Extrusions do not improve.

        On March 22, 2002, we announced our intent to divest our two biotechnology units, Molecumetics and Therics. Efforts to sell Therics are under way as it continues to progress in its technology development efforts. We have retained Adams, Harkness and Hill, a Boston-based investment-banking firm to manage the divestiture process. Therics had net losses of $2.2 million in the third quarter of 2002 and $2.4 million in 2001 (6 cents per share in each period). The long-lived assets for Therics (approximately $10.1 million) have been separately classified in the accompanying balance sheet at September 30, 2002, as “Net non-current assets of Therics held for sale” and are no longer being depreciated.

        Operations at Molecumetics ceased on July 2, 2002, while efforts to sell its technology and tangible assets continue. The operating results of Molecumetics have been reported as discontinued operations. The net loss from discontinued operations of Molecumetics for the third quarter of 2002 was $975,000 (3 cents per share) versus $2 million (5 cents per share) in 2001. The loss for the third quarter of 2002 represents employee-related costs related to the closure of the facility. The long-lived assets of Molecumetics (approximately $1.7 million) have been included in “Prepaid expenses and other” in the consolidated balance sheet at September 30, 2002, and are no longer being depreciated.

        Pre-tax gains and losses from venture capital investment activities are included in “Other income (expense), net” in the consolidated statements of income on page 3 and “Venture capital investments” in the operating profit table on page 20. Operating expenses (primarily management fee expenses) for our venture capital investment activities are classified in “Selling, general and administrative expenses” (“SG&A”) in the consolidated statements of income and “Venture capital investments” in the operating profit table.

        After-tax depreciation in the net asset value (“NAV”) of the venture capital investment portfolio during the third quarter was $15.4 million. At September 30, 2002, the NAV of the portfolio was $142.8 million. On October 15, 2002, we announced that we have retained San Francisco-based Probitas Partners to explore alternatives aimed at maximizing the after-tax value of our venture capital investments. Several alternatives are being considered including the sale of substantially all of the portfolio in a secondary market transaction. For more information on our venture capital investment activities, see pages 21 to 23 and Note 5 on pages 7 to 9.

        Net sales in the third quarter of 2002 were $190.3 million compared with $197.8 million in the prior year, down 4%. Net sales in Film Products were down 5% while sales in Aluminum Extrusions declined 3%. Volume in Film Products was down 8% while volume in Aluminum Extrusions declined 3%. For more information on net sales, see the business segment review beginning on page 20.

        The gross profit margin during the third quarter increased to 20% from 18.9% in 2001. The higher profit margin was driven mainly by an increase in Film Products due to improved product and customer mix as well as increased operating efficiencies. The gross profit margin in Aluminum Extrusions was up slightly despite continued pressure on both volume and price.

        SG&A expenses in the third quarter were $13.3 million, up from $12.5 million in 2001 due primarily to increased expenses at Film Products in support of additional sales and marketing efforts. As a percentage of net sales, SG&A expenses were 7% in the third quarter of 2002 compared with 6.3% in 2001.

        R&D expenses were down 6.7% from $5.4 million in 2001 to $5 million in 2002 due primarily to decreased spending at Therics.

        Unusual items in 2002 totaled $178,000 ($114,000 after income taxes) and were primarily for relocation and employee-related costs related to the shutdown of the films plant in Carbondale, Pennsylvania.

        Unusual items in the third quarter of 2001 totaled $9.8 million ($6.3 million after income taxes) and included:

•	a charge of $6.8 million ($4.4 million after income taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment ($4.5 million), severance costs ($710,000), excess working capital ($890,000) and other items ($700,000); and

•	a charge of $3 million ($1.9 million after income taxes) for the shutdown of the films manufacturing facility in Tacoma, Washington, including an impairment loss for equipment ($1.2 million), dismantling of equipment and restoration of the leased space ($700,000), excess working capital ($650,000) and other items ($450,000).

        Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $448,000 in 2002 and $717,000 in 2001. Despite higher average cash and cash equivalents during the quarter ($100.9 million in 2002 versus $78 million in 2001), interest income was down due to a lower average tax-equivalent yield earned on cash and cash equivalents (approximately 1.8% in the third quarter of 2002 and approximately 3.6% in 2001). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

        Interest expense was $2.4 million compared with $3 million in 2001. Average debt outstanding and interest rates for the quarters were as follows:

	Third Quarter Ended September 30,
(In Millions)	2002	2001

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$175.0	$175.0
Average interest rate	2.5%	4.4%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$ 75.0	$ 75.0
Average interest rate	4.8%	4.8%
Fixed-rate and other debt:
Average outstanding debt balance	$ 9.3	$ 14.7
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$259.3	$264.7
Average interest rate	3.4%	4.5%

16

        Our effective income tax rate from continuing operations was 42% compared with 31% in the prior year. The increase is due to the amount of non-deductible expenses relative to the pretax loss. The effective income tax rate from manufacturing operations, excluding unusual items, was 35.5% in both periods.

Nine Months 2002 Compared with Nine Months 2001

        The net loss for the first nine months of 2002 was $4.5 million compared with net income of $14.3 million in 2001. Net income from continuing operations was $4.2 million in 2002, down from $17 million in 2001 (11 cents per share versus 45 cents per share). Results for 2002 include $32.1 million (82 cents per share) of after-tax losses from venture capital investments compared to $8.8 million (23 cents per share) in 2001. Results in 2001 include an after-tax gain of $2.5 million (7 cents per share) related to the reversal of income tax contingency accruals and related interest received on tax overpayments upon favorable conclusion of certain IRS examinations. Results in 2001 also include goodwill amortization expense of $2.2 million after taxes or 6 cents per share.

        Results for 2002 include net losses from discontinued operations of Molecumetics of $8.7 million versus $4.1 million in 2001. In addition to the operating losses, discontinued operations in 2002 include an expected loss on the disposal of Molecumetics of $7.5 million ($4.9 million after taxes) comprised of an impairment loss for equipment of $4 million, employee related costs of $1.5 million and estimated miscellaneous disposal costs of $2 million.

        Discontinued operations in 2001 also include an after-tax gain of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

        The after-tax depreciation in the NAV through the first nine months of this year was $44.7 million.

        Net sales for the nine months ended September 30, 2002, decreased by 4% compared with the same period of last year. Net sales in Film Products were down 2% and net sales in Aluminum Extrusions were down 6%. For more information on net sales, see the business segment review beginning on page 20.

        The gross profit margin for the first nine months of 2002 increased to 20.8% from 18.5% in 2001 primarily due to increased profit in Film Products due to improved product and customer mix.

        SG&A expenses were $41.1 million in 2002 compared with $38.1 million in 2001. The increase is primarily due to higher expenses in Film Products in support of additional sales and marketing efforts. As a percentage of net sales, SG&A expenses increased to 7.3% in the first nine months of 2002 compared with 6.5% in the same period of 2001.

        R&D expenses increased to $15.7 million in 2002 from $14.7 million in 2001 due to higher spending at Therics (up $370,000) and higher spending at Film Products (up $630,000).

Unusual items for the nine months ended September 30, 2002, totaled approximately $1.4 million ($923,000 after income taxes or 2 cents per share) and included:

•	a pretax charge of $282,000 primarily for relocation and employee-related costs related to the shutdown of a films manufacturing facility in Tacoma, Washington;

•	a pretax charge of $991,000 for severance and other employee-related costs related to the shutdown of a films manufacturing facility in Carbondale, Pennsylvania; and

•	a pretax charge of $169,000 for costs incurred in the transfer of business related to the shutdown of an aluminum plant in El Campo, Texas.

Unusual items for the nine months ended September 30, 2001, totaled $10.5 million ($4.8 million after income taxes or 12 cents per share) and included:

•	a pretax charge of $6.8 million ($4.4 million after income taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment ($4.5 million), severance costs ($710,000), excess working capital ($890,000) and other items ($700,000);

•	a pretax charge of $3 million ($1.9 million after income taxes) for the shutdown of the films manufacturing facility in Tacoma, Washington, including an impairment loss for equipment ($1.2 million), dismantling of equipment and restoration of the leased space ($700,000), excess working capital ($650,000) and other items ($450,000);

•	a pretax charge of $1.6 million ($1 million after income taxes) for further rationalization in the plastic films business; and

•	a pretax gain of $1 million ($621,000 after income taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the net sales and operating profit by segment table).

        Income taxes in 2001 include an income tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in “Income taxes” in the Consolidated Statements of Income).

        Interest income for the nine months ended September 30, 2002, was $1.5 million versus $2.1 million for the same period in 2001. Despite higher average cash and cash equivalents during the period ($99.7 million in 2002 versus $65 million in 2001), interest income was down due to lower average tax-equivalent yield earned on cash equivalents (approximately 2% in 2002 and 4.5% in 2001).

        Interest expense decreased to $6.9 million in 2002 from $10.2 million in 2001. Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In Millions)	2002	2001

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$175.0	$225.0
Average interest rate	2.5%	5.4%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$ 75.0	$ 25.0
Average interest rate	4.8%	4.8%
Fixed-rate and other debt:
Average outstanding debt balance	$ 12.5	$ 17.4
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$262.5	$267.4
Average interest rate	3.5%	5.5%

        The effective income tax rate from continuing operations for the nine months ended September 30, 2002, was 32.2% compared with 27% in the prior year. The prior year rate was low due to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations. The effective income tax rate from manufacturing operations, excluding unusual items, was 35.5% in both periods.

Business Segment Review

        The following tables present Tredegar’s net sales and operating profit by segment for the third quarter and nine months ended September 30, 2002 and 2001.

Net Sales by Segment
(In Thousands)
(Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Film Products	$ 94,473	$ 99,016	$280,667	$286,589
Aluminum Extrusions	95,813	98,722	279,643	297,228
Therics	20	93	208	356

Total net sales	$190,306	$197,831	$560,518	$584,173

Operating Profit by Segment (In Thousands) (Unaudited)

	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Film Products:
Ongoing operations	$ 16,645	$ 16,107	$ 53,442	$ 44,073
Unusual items	(178)	(3,000)	(1,273)	(4,600)

Total Film Products	16,467	13,107	52,169	39,473

Aluminum Extrusions:
Ongoing operations	8,107	7,191	23,737	23,743
Unusual items	—	(6,848)	(169)	(6,848)

Total Aluminum Extrusions	8,107	343	23,568	16,895

Therics	(3,263)	(3,602)	(10,090)	(9,170)

Tredegar Investments	(19,883)	(5,622)	(50,084)	(13,693)

Total operating profit	1,428	4,226	15,563	33,505
Interest income	448	717	1,498	2,131
Interest expense	2,401	2,954	6,899	10,227
Corporate expenses, net	825	661	3,948	2,150

Income (loss) from continuing operations
before income taxes	(1,350)	1,328	6,214	23,259
Income taxes	(564)	413	1,999	6,279

Income (loss) from continuing operations	(786)	915	4,215	16,980
Income (loss) from discontinued operations	(975)	(2,029)	(8,728)	(2,684)

Net (loss) income	$(1,761)	$(1,114)	$(4,513)	$ 14,296

20

        Third-quarter net sales in Film Products decreased 5% to $94.5 million while operating profit, excluding unusual items, increased from $16.1 million to $16.6 million. On a year-to-date basis, sales in Film Products fell to $280.7 million from $286.6 million while operating profit, excluding unusual items, was $53.4 million, up 21%. Excluding the impact of goodwill amortization expense in the prior year, operating profit was down 2% for the quarter and up 14% for the first nine months. The decline in sales for the quarter was driven by a decrease in volume of approximately 8%. This decline was offset in part by an increase in selling prices, (approximately 4%) which are heavily influenced by raw material costs. On a year-to-date basis, the improved results were driven by higher sales of new products combined with a temporary slowdown in the ongoing decline in sales of domestic backsheet products during the fist half of 2002. The rate of decline in sales of domestic backsheet products is expected to accelerate as we move into 2003 and we do not expect to generate sufficient growth from new products to offset this accelerating decline in the near term.

        In Aluminum Extrusions, third-quarter sales were down 3% to $95.8 million while operating profit, excluding unusual items, was up from $7.2 million to $8.1 million. On a year-to-date basis, sales declined 6% to $279.6 million while operating profit was flat at $23.7 million. Sales were negatively impacted by continued pressure on volume. Selling prices, which are greatly influenced by metal costs, were relatively flat. The negative impact of the decline in volume was more than offset by lower conversion costs, which were helped by the shutdown of our plant in El Campo, Texas.

        On March 22, 2002, we announced our intent to divest our two biotechnology units, Molecumetics and Therics. Efforts to sell Therics are under way as it continues to progress in its technology development efforts. For Therics, revenue was down for both the quarter and the nine months ended September 30, 2002, compared with the same periods of the prior year. The third-quarter operating loss was $3.3 million versus $3.6 million in 2001. On a year-to-date basis, the operating loss was $10.1 million versus $9.2 million in 2001.

        Operations of Molecumetics were ceased on July 2, 2002, while efforts to sell its technology and tangible assets continue. The results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. The net loss for the third quarter of 2002 was $975,000 (3 cents per share) versus $2 million (5 cents per share) in 2001. The loss for the third quarter of 2002 represents employee-related costs related to the closure of the facility. On a year-to-date basis, the net loss was $8.7 million versus $4.1 million in 2001. In addition to the operating losses, discontinued operations in 2002 include an expected loss on the disposal of Molecumetics of $7.5 million ($4.9 million after taxes) comprised of an impairment loss for equipment of $4 million, employee-related costs of $1.5 million for forty-five employees and estimated miscellaneous disposal costs of $2 million.

        See Note 5 on page 7 regarding our exploration of alternatives aimed at maximizing the after-tax value of our venture capital investments.

        The depreciation in NAV related to venture capital investment activities for the third quarter and nine months ended September 30, 2002 and 2001 is summarized below:

	(In Millions)
	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net realized gains, losses, write-downs and
related operating expenses for venture capital
investments reflected in Tredegar’s consolidated
statements of income (net of tax)	$(12.7)	$(3.6)	$(32.1)	$(8.8)
Change in unrealized appreciation of venture
capital investments (net of tax)	(2.7)	(28.6)	(12.6)	(58.1)

After-tax depreciation of NAV related to
investment performance	$(15.4)	$(32.2)	$(44.7)	$(66.9)

        The following companies held directly in the portfolio, or indirectly through our interests in other venture capital funds, accounted for most of the change in NAV during the quarter and nine months ended September 30, 2002:

		(In Millions) Appreciation (Depreciation) in Estimated NAV
Investment	Reason for Change	3rd Quarter Ended 9/30/02	Nine Months Ended 9/30/02

Public companies:
Illumina, Inc.	Change in stock price	(2.0)	(5.3)
Universal Access, Inc.	Change in stock price	—	(1.4)
Vascular Solutions	Change in stock price	(0.5)	(1.1)
SignalSoft Corporation	Change in stock price (position liquidated)	—	(0.6)
Private companies:
Venture capital funds	Various	(2.7)	(9.9)
NovaLux, Inc.	Lower valuation of the company	—	(4.8)
Appliant, Inc.	Lower valuation of the company	(0.6)	(4.1)
eTunnels	Lower valuation of the company	(3.0)	(3.0)
MedManage Systems Inc.	Lower valuation of the company	—	(1.9)
Cbyon, Inc.	Lower valuation of the company	—	(1.8)
Advanced Diagnostic, Inc.	Lower valuation of the company	(1.7)	(1.7)
Kodiak Technologies, Inc.	Lower valuation of the company	(1.3)	(1.6)
Songbird Medical, Inc.	Lower valuation of the company	(0.8)	(1.4)
Artemis Medical, Inc.	Lower valuation of the company	(0.9)	(0.9)
CEPTYR, Inc.	Lower valuation of the company	(0.7)	(0.7)
Other public and private companies	Various	(0.4)	(1.9)

Depreciation in NAV before operating expenses		(14.6)	(42.1)
After-tax operating expenses		(0.8)	(2.6)

Depreciation in NAV related to investment performance		$(15.4)	$(44.7)

The cost basis, carrying value and NAV of the venture capital portfolio is reconciled below: 22

	(In Millions)
	Sept. 30, 2002	Dec. 31, 2001
Cost basis of investments	$ 194.3	$ 190.0
Write-downs taken on securities held (charged to earnings)	(90.3)	(47.9)
Unrealized appreciation on public securities held by Tredegar
(reflected directly in equity net of deferred income taxes)	.9	13.0

Carrying value of investments reflected in the balance sheet	104.9	155.1
Unrealized appreciation of private securities held by Tredegar and of
its indirect interest in all securities held by venture capital funds	9.0	16.6

Estimated fair value of venture capital investments	113.9	171.7
Estimated income tax benefit on assumed disposal at fair value	28.9	6.6

NAV of venture capital investments	$ 142.8	$ 178.3

Changes in NAV for the nine months ended September 30, 2002 and 2001 are summarized below:

	(In Millions) Nine Months Ended September 30
	2002	2001
NAV at beginning of period	$ 178.3	$ 335.0

After-tax depreciation in NAV related to investment performance
(net of operating expenses)	(44.7)	(66.9)
After-tax operating expenses funded by Tredegar	2.6	2.9
New investments	14.6	16.6
Reduction in NAV due to the sale of investments and current taxes	(8.0)	(30.7)

Decrease in NAV	(35.5)	(78.0)

NAV at end of the period	$ 142.8	$ 257.0

Liquidity and Capital Resources

        Tredegar’s total assets decreased to $836.2 million at September 30, 2002, from $865 million at December 31, 2001. The decrease is primarily due to the net of the following:

•	a decline in the carrying value of venture capital investments (decrease of $50.2 million) primarily due to valuation declines;

•	a decrease in inventory (down $5.8 million);

•	an increase in accounts receivable (up $16 million) primarily due to higher receivables in Aluminum Extrusions which were at seasonal and cyclical lows at the end of 2001; and

•	an increase in the prepaid pension asset (up $8.2 million) due to pension income recognized during the period.

        Cash and cash equivalents increased to $103.6 million at September 30, 2002, from $96.8 million at December 31, 2001. The reasons for changes in cash and cash equivalents for the nine months ended September 30, 2002 and 2001 are summarized below:

	(In Thousands) Nine Months Ended September 30
	2002	2001
Cash and cash equivalents, beginning of period	$ 96,810	$ 44,530

Cash provided by (used in) operating activities
net of capital expenditures and dividends	19,630	11,026
Proceeds from the exercise of stock options	1,951	177
Net (decrease) increase in borrowings	(5,333)	(3,335)
New venture capital investments, net of proceeds
from disposals	(7,890)	21,234
Proceeds from divestitures and property disposals	143	2,224
Other, net	(1,696)	(1,775)

Net increase (decrease) in cash and cash equivalents	6,805	29,551

Cash and cash equivalents, end of period	$ 103,615	$ 74,081

        In 2002, cash provided by continuing operating activities, net of capital expenditures and dividends was $19.6 million compared with $11 million in 2001. The change is primarily due to changes in the level of working capital offset in part by higher cash generated by manufacturing operations and lower capital expenditures.

        Capital expenditures decreased from $30 million in 2001 to $21.6 million in 2002. Capital expenditures in 2002 reflect the normal replacement of machinery and equipment and the following key capital projects:

•	machinery and equipment to upgrade lines at the films manufacturing facility in Kerkrade, The Netherlands;

•	machinery and equipment for a new production line at the films plant in Terre Haute, Indiana;

•	expansion of capacity at the films plant in Shanghai, China; and

•	machinery and equipment purchased for the aluminum plant in Kentland, Indiana.

        Debt outstanding of $259.2 million at September 30, 2002, consisted of a $250 million term loan, a note payable with a remaining balance of $5 million and other debt of $4.2 million. On April 30, 2002, we completed a $100 million 364-day revolving credit facility and terminated our $275 million revolver that would have matured in July 2002. The new facility has covenants and restrictions consistent with our existing debt; the most restrictive of which is a debt-to-capitalization limitation of 50%. At September 30, 2002, this ratio was 36%. The new facility provides for interest to be charged at a base rate (generally the London Interbank Offered Rate (“LIBOR”)) plus a spread that is dependent upon our quarterly debt-to-capitalization ratio (see Note 10 on pages 11 to 12). This short-term facility is an interim step to longer-term financing that we plan to initiate once the divestitures of Molecumetics and Therics have been completed.

Our future contractual payments related to debt and operating lease obligations are summarized below:

	Payments Due by Period Ending September 30, (In Thousands)
	2003	2004	2005	2006	Remainder	Total
Debt	$45,639	$69,196	$112,709	$31,332	$ 289	$259,165
Operating leases*	3,204	2,833	2,467	2,021	7,518	18,043

Total	$48,843	72,029	$115,176	$33,353	$7,807	$277,208

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

        We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the nine months ended September 30, 2002 and 2001 is presented below:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*
	Nine Months Ended September 30
	2002		2001
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	3%	18%	3%	15%
Europe	3	9	1	7
Latin America	3	2	3	3
Asia	4	2	3	1

Total	13%	31%	10%	26%

*	Based on consolidated net sales from manufacturing operations (excluding Therics, Tredegar Investments and Molecumetics).

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

        We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See pages 21 to 23 and Note 5 on pages 7 to 9 for more information.

Forward-Looking and Cautionary Statements

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

Film Products

•	Film Products is highly dependent on sales associated with one customer, The Procter & Gamble Company (“P&G”). P&G comprised 31% of our net sales in 2001, 28% in 2000 and 30% in 1999. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•	Growth of Film Products depends on our ability to develop and deliver new products, especially in the hygiene market, which comprised over 75% of Film Products’ net sales in each of the last three years. Hygiene products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, the outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its hygiene business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and the first nine months of 2002. Our sales volume declined 20% and operating profit declined 52% in 2001 compared with 2000. The decline in ongoing operating profit at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

•	The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of markets. This competition could result in loss of market share due to an ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•	We are attempting to sell Therics, but given the current market conditions in the biotechnology sector, there is no assurance that we will be successful in those efforts. We will continue to incur losses as we support Therics’ operations during the sale process. There is no assurance we will realize any return on our continuing investment in Therics.

•	Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable. We have not brought any drug delivery systems or bone replacement products to commercialization. There can be no assurance that any new drug delivery systems or bone replacement products can be brought to market successfully. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

•	Our ability to develop and commercialize products will depend on our ability to internally develop preclinical, clinical, regulatory and sales and marketing capabilities, or enter into arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. Our inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products.

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel would have a material adverse effect on Therics’ business and results of operations, and could inhibit product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and scientific personnel on acceptable terms could prevent us from achieving our business objectives.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the United States. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Tredegar Investments

•	Tredegar’s efforts to maximize the after-tax value of its venture capital investments could result in the sale of substantially all of the portfolio in the secondary market. Recent transactions in the secondary market have been completed with significant discounts to reported fair value.

•	If Tredegar does not dispose of a substantial portion of its venture capital portfolio by the end of 2003, it will forego significant tax benefits that would be available on the carry-back of possible capital losses.

•	The success, continued existence and value of the early-stage technology companies in which we invest depends on their ability to create or develop commercially viable products or businesses, and raise additional capital when needed. The possibility that companies in which we invest will not be able to meet their milestones or commercialize their technology, product or business concept presents significant risk. Additionally, companies in which we make seed or expansion round investments will often require substantial additional equity financing to satisfy continuing working capital requirements. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which the companies in which we invest will seek additional capital; however, current market conditions are not favorable. Companies that are unsuccessful in raising the needed additional capital are likely to fail, leaving little or no liquidation value for investors.

•	The success of our venture capital investments will be significantly affected by the state of the securities markets in general and, more specifically, the market for initial public offerings, the market for communications, life science and information technology companies, and the market for mergers and acquisitions. If we do not sell substantially all of the portfolio in the secondary market, we anticipate that a significant portion of our returns will be realized through initial public offerings of companies in which we have invested or through merger and acquisition activity. The market for initial public offerings and merger and acquisition activity is cyclical in nature. Thus, we cannot be certain that the securities markets will be receptive to initial public offerings or merger and acquisition activity, particularly those of early-stage companies. As seen during 2001, any adverse change in the market for initial public offerings could significantly impact our ability to realize our investment objective. Additionally, once a company becomes publicly traded, there is generally a period of time in which we are not permitted to trade the securities (the “lock-up” period, which is generally six months).

•	Valuing our venture capital investments is difficult and inexact. Our venture capital portfolio is comprised primarily of investments in private securities. The valuation of these securities is inherently subjective, and the estimated fair values reported by management might not reflect the price at which the securities could be sold in the open market. Recent transactions on the sale of venture capital portfolios in the secondary market have been completed at significant discounts to reported fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 25.

Item 4. Controls and Procedures.

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

        Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibit Nos.

3	Amended By-laws

(b)	Reports on Form 8-K.

The registrant filed a Form 8-K dated August 9, 2002, with respect to the certifications of Norman A. Scher, the registrant’s chief executive officer, and D. Andrew Edwards, the registrant’s principal financial officer, required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2002 ———————————— Date: November 7, 2002 ————————————	Tredegar Corporation
(Registrant)

/s/ D. Andrew Edwards
—————————————————
D. Andrew Edwards
Vice President, Finance and Treasurer
(Principal Financial Officer)

/s/ Michelle O. Mosier
—————————————————
Michelle O. Mosier
Corporate Controller
(Principal Accounting Officer)

CEO CERTIFICATION

I, Norman A. Scher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tredegar Corporation (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002 ————————————	/s/ Norman A. Scher —————————————————— Norman A. Scher President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, D. Andrew Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tredegar Corporation (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002 ————————————	/s/ D. Andrew Edwards —————————————————— D. Andrew Edwards Vice President, Finance and Treasurer (Principal Financial Officer)

