Form 10-K
period 2002-12-31
TREDEGAR CORP
filed 2003-02-19
CIK 850429

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 OR

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission File Number 1-10258

TREDEGAR CORPORATION (Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1497771 (I.R.S. Employer Identification No.)

1100 Boulders Parkway, Richmond, Virginia (Address of principal executive offices)	23225 (Zip Code)

Registrant’s telephone number, including area code: 804-330-1000 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock Preferred Stock Purchase Rights	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |   |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |   |.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |X| No |   |

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 27, 2003: $371,133,829*

Number of shares of Common Stock outstanding as of January 27, 2003: 38,332,775

* In determining this figure, an aggregate of 7,936,884 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value does, however, include 4,471,816 shares reported as beneficially owned by Bruce C. Gottwald on a Schedule 13D filed by him on March 11, 2002, and additional shares owned by members of his immediate family, none of whom is considered by Tredegar Corporation to be affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on January 27, 2003, as reported by The Wall Street Journal.

Documents Incorporated By Reference

        Portions of the Tredegar Corporation (“Tredegar”) Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders on or before March 1, 2003.

Index to Annual Report on Form 10-K
Year Ended December 31, 2002

Part I		Page

Item 1	Business	1-4

Item 2	Properties	4-5

Item 3	Legal Proceedings	5

Item 4	Submission of Matters to a Vote of Security Holders	None

Part II

Item 5	Market for Tredegar’s Common Equity and Related Stockholder Matters	5-6

Item 6	Selected Financial Data	6-13

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-34

Item 7A	Quantitative and Qualitative Disclosures About Market Risk	34

Item 8	Financial Statements and Supplementary Data	38-69

Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures	None

Part III

Item 10	Directors and Executive Officers*	35-36

Item 11	Executive Compensation	*

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	36-37

Item 13	Certain Relationships and Related Transactions	None

Item 14	Controls and Procedures	37

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	38

* Item 11 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission has not approved or disapproved of this report or passed upon its accuracy or adequacy.

PART I

Item 1. BUSINESS

Description of Business

        Tredegar Corporation (“Tredegar”) is engaged, directly or through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. We also operate Therics Inc. (“Therics”), a biotechnology company that is developing a variety of healthcare-related technologies, and we have a number of direct and indirect interests in venture capital investments. See pages 2 and 3 regarding announcements indicating our intent to divest Therics and to explore alternatives aimed at maximizing the after-tax value of our venture capital investments.

Film Products

        Tredegar Film Products Corporation (“Film Products”) manufactures plastic films, nonwovens and laminate materials for disposable personal care products (primarily feminine hygiene and diaper products) and packaging, medical, industrial and agricultural products. These products are produced at various locations throughout the United States and at plants in The Netherlands, Hungary, Italy, China, Brazil and Argentina. Film Products competes in all of its markets on the basis of product quality, price and service.

Personal Care. Film Products is one of the largest global suppliers of apertured, breathable, elastomeric and embossed films, and nonwovens and laminate materials for disposable personal care products. In each of the last three years, this class of products accounted for more than 30% of Tredegar’s consolidated net sales.

        Film Products supplies apertured materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinent products. Film Products also supplies breathable, embossed and elastomeric materials for use as backsheet and other components for baby diapers, adult incontinent products and feminine hygiene products.

Packaging & Industrial. Film Products produces a broad line of packaging films with an emphasis on paper and industrial packaging, as well as laminating films. These include both coextruded and monolayer films produced by either blown or cast processes. These products give our customers a competitive advantage by providing a thin-gauge film that is readily printable and convertible on conventional processing equipment.

        Coextruded and monolayer apertured films are also sold by Film Products under the VisPore® name. These films are used to regulate fluid transmission in many industrial, medical, agricultural and packaging markets. Specific examples include filter plies for surgical masks and other medical applications and water-permeable ground cover.

        Film Products also produces differentially embossed monolayer and coextruded films. Some of these films are extruded in a Class 10,000 clean room and are disposable, protective coversheets for photopolymers used in the manufacture of circuit boards. Other films sold under the ULTRAMASK® name are used as masking films to protect polycarbonate, acrylics and glass from damage during fabrication, shipping and handling.

Raw Materials. The primary raw materials used by Film Products are low-density and linear low-density polyethylene and polypropylene resins, which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of polyethylene and polypropylene resins in the immediate future. Film Products also buys nonwoven fabrics based on these same resins, and we believe there will be adequate supply of these materials in the immediate future.

Customers.     Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $243 million in 2002, $235 million in 2001 and $242 million in 2000 (these amounts include film sold to third parties that converted the film into materials used in products manufactured by P&G).

        P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business. See discussion beginning on page 29 regarding the P&G domestic backsheet business.

Research and Development and Intellectual Property. Film Products has technical centers in Terre Haute, Indiana; Lake Zurich, Illinois; Chieti, Italy; and Shanghai, China; and holds 57 U.S. patents and 14 U.S. trademarks. Expenditures for research and development (“R&D”) have averaged $7.4 million per year over the past three years.

Aluminum Extrusions

        Aluminum Extrusions is comprised of The William L Bonnell Company, Inc., Bon L Manufacturing Company and Bon L Canada Inc. (together, “Aluminum Extrusions”), which produce soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, electrical, consumer durables, and machinery and equipment markets.

        Aluminum Extrusions manufactures mill (unfinished), anodized and painted aluminum extrusions for sale directly to fabricators and distributors that use our extrusions to produce curtain walls, architectural shapes, tub and shower doors, window components, ladders, bus bars, tractor-trailer shapes, snowmobiles and furniture, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product quality, service and price.

        Aluminum Extrusion sales volume by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment

	2002	2001	2000

Building and construction	61	58	51
Distribution	15	17	16
Transportation	10	10	12
Electrical	6	7	8
Consumer durables	4	5	8
Machinery and equipment	4	3	5

Total	100	100	100

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be adequate supply of aluminum or other required raw materials and supplies in the immediate future.

Intellectual Property. Aluminum Extrusions holds four U.S. trademarks.

Therics

        On April 8, 1999, Tredegar acquired the assets of Therics for cash consideration of approximately $13.6 million (including transaction costs). Before the acquisition, Tredegar owned approximately 19% of Therics. Upon the final liquidation of the former Therics, Tredegar paid approximately $10.2 million to effectively acquire the remaining 81% ownership interest. On March 22, 2002, we announced our intent to divest Therics. Efforts to sell Therics are under way as it continues to progress in its technology development efforts. We have retained Adams, Harkness and Hill, a Boston-based investment-banking firm, to manage the divestiture process.

        As of December 31, 2002, Tredegar had invested $53.6 million in Therics ($39.9 million in after-tax benefits received from the deduction of Therics’ operating losses in Tredegar’s consolidated tax return). The book value of Therics’ non-current assets included in Tredegar’s consolidated balance sheet was $10.4 million at December 31, 2002. Therics also has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $12.5 million.

        Based in Princeton, New Jersey, Therics is developing new microfabrication technology that has potential applications in bone replacement and reconstructive products as well as drug delivery and tissue engineering. Its primary focus is on commercializing the TheriForm™ process, a new and unique process for manufacturing bioimplantable reconstructive body parts and oral and implantable drugs. With respect to bone replacement and reconstructive products, this technology can take very sensitive, biologically compatible materials and fabricate them into anatomically accurate bone replacement products with precise internal microarchitectures. This technology can also be used in drug delivery as it enables drug companies to build precise amounts of active drugs and excipients in specific locations within each tablet. As a result, the internal architecture of each tablet can be designed to provide unique release profiles that are tailored to meet medical needs.

        Therics had revenues of $208,000 and an operating loss of $13.1 million in 2002, revenues of $450,000 and an operating loss of $12.9 million in 2001 and revenues of $403,000 and an operating loss of $8 million in 2000. Revenues recognized by Therics to date relate entirely to payments received for R&D support.

        Therics is exclusively licensed in the healthcare field under 20 U.S. patents, owns eight U.S. patents and two U.S. trademarks. Therics has applied for a number of other U.S. trademarks and filed a number of other patent applications with respect to its technology. Therics spent approximately $12.5 million in 2002, $13 million in 2001 and $8.2 million in 2000 on R&D activities.

Tredegar Investments

        Tredegar Investments is our investment subsidiary. Its investments represent high-risk positions in technology start-up companies, primarily in the areas of communications, life sciences and information technology. Its primary objective is to generate high after-tax internal rates of return commensurate with the level of risk. More information, including a schedule of investments, is provided in the business segment review on pages 32-34, and in Note 7 beginning on page 56.

        On October 15, 2002, we announced the retention of San Francisco-based Probitas Partners to explore alternatives aimed at maximizing the after-tax value of our venture capital investments. Several alternatives are being considered, including the sale of substantially all of the portfolio in a secondary market transaction. We hope to make an announcement regarding the status of the venture capital investments by March 31, 2003.

        Tredegar Investments has future rental commitments under a noncancelable operating lease through September 2007 (which contains a sublease option) totaling $1.5 million.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products and Therics. We routinely apply for patents on significant developments with respect to each of these businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $20.3 million in 2002, $20.3 million in 2001 and $15.3 million in 2000 on R&D activities related to continuing operations.

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

Employees.     Tredegar employed approximately 3,200 people at December 31, 2002.

Available Information. Our Internet address is www.tredegar.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

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

        Our principal plants and facilities are listed below:

Film Products Locations in the United States LaGrange, Georgia Lake Zurich, Illinois New Bern, North Carolina Pottsville, Pennsylvania Terre Haute, Indiana (2) (technical center and production facility)	Locations in Foreign Countries Guangzhou, China (leased) Kerkrade, The Netherlands Retsag, Hungary Roccamontepiano, Italy San Juan, Argentina Sao Paulo, Brazil Shanghai, China	Principal Operations Production of plastic films, nonwovens and laminate materials

Aluminum Extrusions Locations in the United States Carthage, Tennessee Kentland, Indiana Newnan, Georgia	Locations in Canada Aurora, Ontario Pickering, Ontario Richmond Hill, Ontario Ste Therese, Quebec	Principal Operations Production of aluminum extrusions, fabrication and finishing

Therics

        Therics leases space in Princeton, New Jersey.

Tredegar Investments

        Tredegar Investments is located in Richmond, Virginia. Tredegar Investments also leases space in Seattle, Washington.

Item 3. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

Item 5. MARKET FOR TREDEGAR’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices of Common Stock and Shareholder Data

        Our common stock is traded on the New York Stock Exchange under the ticker symbol TG. We have no preferred stock outstanding. There were 38,323,025 shares of common stock held by 4,715 shareholders of record on December 31, 2002.

        The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2002		2001

	High	Low	High	Low

First quarter	$19.75	$16.85	$19.50	$15.30
Second quarter	24.72	18.90	20.90	16.20
Third quarter	23.07	16.25	21.70	16.05
Fourth quarter	17.65	12.25	19.52	15.55

Dividend Information

        During 2001 and 2002, we paid quarterly dividends of 4 cents per share.

        All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 9 beginning on page 59 for minimum shareholders’ equity required.

Annual Meeting

        Our annual meeting of shareholders will be held on April 24, 2003, beginning at 9:30 a.m. EDT at the University of Richmond’s Jepson Alumni Center in Richmond, Virginia. Formal notice of the annual meeting, proxies and proxy statements will be mailed to shareholders on or before March 1, 2003.

Inquiries

        Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to:

National City Bank
Dept. 5352
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900
Phone: 800-622-6757
E-mail: shareholder.inquiries@nationalcity.com

        All other inquiries should be directed to:

Tredegar Corporation
Investor Relations Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone: 800-411-7411
E-mail: invest@tredegar.com
Web site: http://www.tredegar.com

Quarterly Information

        We do not generate or distribute quarterly reports to shareholders. Information on quarterly results can be obtained from our Web site and from quarterly reports on Form 10-Q filed with the Securities and Exchange Commission.

Counsel Hunton & Williams Richmond, Virginia	Independent Accountants PricewaterhouseCoopers LLP Richmond, Virginia

Item 6. SELECTED FINANCIAL DATA

The tables that follow on pages 7-13 present certain selected financial and segment information for the eight years ended December 31, 2002. 6

EIGHT-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2002		2001	2000	1999	1998		1997		1996		1995
(In thousands, except per-share data)
Results of Operations(a):
Gross sales	$ 753,724		$ 779,157	$ 879,475	$ 828,015	$ 705,024		$ 586,466		$ 530,063		$ 595,610
Freight	(16,319)		(15,580)	(17,125)	(15,221)	(10,946)		(8,045)		(6,548)		(6,156)

Net sales	737,405		763,577	862,350	812,794	694,078		578,421		523,515		589,454
Other income (expense), net	(60,154)		(18,400)	138,204	(4,362)	4,015		17,015		4,248		(669)

	677,251		745,177	1,000,554	808,432	698,093		595,436		527,763		588,785

Cost of goods sold	582,658		618,323	706,817	648,254	553,184		457,896		417,014		489,931
Selling, general & administrative expenses	57,846		54,278	52,732	47,132	38,778		36,659		39,477		48,040
Research and development expenses	20,346		20,305	15,305	11,500	5,995		6,475		4,708		4,183
Amortization of intangibles	100		4,914	5,025	3,430	205		50		256		579
Interest expense	9,352		12,671	17,319	9,088	1,318		1,952		2,176		3,039
Unusual items	(2,263	)(b)	15,964 (c)	23,220 (d)	4,065 (e)	(101	)(f)	(2,250	)(g)	(11,427	)(h)	(78	)(i)

	668,039		726,455	820,418	723,469	599,379		500,782		452,204		545,694

Income from continuing operations
before income taxes	9,212		18,722	180,136	84,963	98,714		94,654		75,559		43,091
Income taxes	3,015		4,598 (c)	65,183	30,126	32,315	(f)	33,336		26,323		15,986

Income from continuing operations(a)	6,197		14,124	114,953	54,837	66,399		61,318		49,236		27,105

Discontinued operations(a):
Loss from operations of Molecumetics	(8,728)		(5,768)	(3,577)	(2,189)	(2,243)		(2,872)		(4,201)		(3,052)
Income from discontinued energy segment	—		1,396	—	—	4,713		—		—		—

Income (loss) from discontinued operations(a)	(8,728)		(4,372)	(3,577)	(2,189)	2,470		(2,872)		(4,201)		(3,052)

Net income (loss)	$ (2,531)		$ 9,752	$ 111,376	$ 52,648	$ 68,869		$ 58,446		$ 45,035		$ 24,053

Diluted earnings (loss) per share:
Continuing operations(a)	.16		.36	2.95	1.42	1.72		1.55		1.25		.68
Discontinued operations(a)	(.23)		(.11)	(.09)	(.06)	.06		(.07)		(.10)		(.08)

Net income (loss)	(.07)		.25	2.86	1.36	1.78		1.48		1.15		.60

Refer to notes to financial tables on page 13. 7

EIGHT-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2002	2001	2000	1999	1998	1997	1996	1995
(In thousands, except per-share data)
Share Data:
Equity per share	$ 12.08	$ 12.53	$ 13.07	$ 9.88	$ 8.46	$ 7.34	$ 5.79	$ 4.67
Cash dividends declared per share	.16	.16	.16	.16	.15	.11	.09	.06
Weighted average common shares outstanding during the period	38,268	38,061	37,885	36,992	36,286	36,861	36,624	38,748
Shares used to compute diluted earnings
per share during the period	38,869	38,824	38,908	38,739	38,670	39,534	39,315	40,110
Shares outstanding at end of period	38,323	38,142	38,084	37,661	36,661	37,113	36,714	36,528
Closing market price per share:
High	24.72	21.70	32.00	32.94	30.67	24.65	15.13	7.72
Low	12.25	15.30	15.00	16.06	16.13	12.54	6.83	3.86
End of year	15.00	19.00	17.44	20.69	22.50	21.96	13.38	7.17
Total return to shareholders (j)	(20.2)%	9.9%	(14.9)%	(7.3)%	3.1%	65.0%	87.8%	87.2%

Financial Position:
Total assets	837,962	865,031	903,768	792,487	457,178	410,937	341,077	314,052
Working capital excluding cash, cash
equivalents, broker receivables and
current debt	96,392	54,758	75,529	80,594	52,050	30,279	31,860	54,504
Current ratio	2.1:1	2.5:1	2.4:1	2.0:1	1.9:1	3.1:1	3.2:1	1.8:1
Cash and cash equivalents	109,928	96,810	44,530	25,752	25,409	120,065	101,261	2,145
Venture capital investments:
Cost basis	190,505	189,973	213,096	135,469	60,617	25,826	6,048	3,410
Carrying value	93,765	155,084	232,259	140,698	60,024	33,513	6,048	3,410
Estimated fair value	99,441	171,720	403,531	205,363	70,841	40,757	15,000	5,700
Net asset value	132,224	178,291	334,974	180,201	67,160	35,382	11,777	4,876
Ending consolidated capital employed (k)	612,284	645,587	721,008	616,476	309,886	182,481	146,284	203,376
Debt	259,280	264,498	268,102	270,000	25,000	30,000	35,000	35,000
Shareholders’ equity (net book value)	462,932	477,899	497,728	372,228	310,295	272,546	212,545	170,521
Equity market capitalization (l)	574,845	724,706	664,090	779,112	824,873	814,940	491,050	261,784
Net debt (debt less cash, cash
equivalents and broker receivables)
as a % of net capitalization	24.4%	26.0%	31.0%	39.6%	(0.1)%	(49.4)%	(45.3)%	16.2%

Refer to notes to financial tables on page 13. 8

SEGMENT TABLES Tredegar Corporation and Subsidiaries

Net Sales (m)

Segment	2002	2001	2000	1999	1998	1997	1996	1995
(In thousands)
Film Products	$376,904	$382,740	$380,202	$342,300	$286,965	$298,862	$257,306	$237,770
Aluminum Extrusions	360,293	380,387	479,889	461,241	395,455	266,585	219,044	221,657
Therics	208	450	403	161	—	—	—	—
Tredegar Investments and other (n)	—	—	—	—	29	2,378	2,090	1,953

Total ongoing operations (o)	737,405	763,577	860,494	803,702	682,449	567,825	478,440	461,380
Divested operations (a):
Fiberlux	—	—	1,856	9,092	11,629	10,596	10,564	11,329
Molded Products	—	—	—	—	—	—	21,131	84,911
Brudi	—	—	—	—	—	—	13,380	31,834

Total	$737,405	$763,577	$862,350	$812,794	$694,078	$578,421	$523,515	$589,454

Refer to notes to financial tables on page 13. 9

SEGMENT TABLES Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2002		2001		2000		1999		1998		1997	1996	1995
(In thousands)

Film Products:
Ongoing operations	$ 72,307		$ 61,787		$ 47,112		$ 59,554		$ 53,786		$ 50,463	$ 43,158	$ 36,019
Unusual items	2,750	(b)	(9,136	)(c)	(22,163	)(d)	(1,170	)(e)	—		—	680 (h)	1,750	(i)

	75,057		52,651		24,949		58,384		53,786		50,463	43,838	37,769

Aluminum Extrusions:
Ongoing operations	27,304		25,407		52,953		56,501		47,091		32,057	23,371	16,777
Unusual items	(487	)(b)	(7,799	)(c)	(1,628	)(d)	—		(664	)(f)	—	—	—

	26,817		17,608		51,325		56,501		46,427		32,057	23,371	16,777

Therics:
Ongoing operations	(13,116)		(12,861)		(8,024)		(5,235)		—		—	—	—
Unusual items	—		—		—		(3,458	)(e)	—		—	—	—

	(13,116)		(12,861)		(8,024)		(8,693)		—		—	—	—

Tredegar Investments and Other (n):
Venture capital investments	(66,294)		(25,979)		130,879		(7,079)		615		13,880	2,139	(695)
Other	—		—		—		—		(428)		(267)	(118)	(566)
Unusual items	—		—		(191	)(d)	(149	)(e)	765	(f)	—	—	(1,672	)(i)

	(66,294)		(25,979)		130,688		(7,228)		952		13,613	2,021	(2,933)

Divested operations (a):
Fiberlux	—		—		(264)		57		1,433		845	1,220	452
Molded Products	—		—		—		—		—		—	1,011	2,718
Brudi	—		—		—		—		—		—	231	222
Unusual items	—		—		762 (d)		—		—		2,250 (g)	10,747 (h)	—

	—		—		498		57		1,433		3,095	13,209	3,392

Total operating profit	22,464		31,419		199,436		99,021		102,598		99,228	82,439	55,005
Interest income	1,934		2,720		2,578		1,419		2,279		4,959	2,956	333
Interest expense	9,352		12,671		17,319		9,088		1,318		1,952	2,176	3,039
Corporate expenses, net	5,834		2,746	(c)	4,559		6,389	(e)	4,845		7,581	7,660	9,208

Income from continuing operations
before income taxes	9,212		18,722		180,136		84,963		98,714		94,654	75,559	43,091
Income taxes	3,015		4,598	(c)	65,183		30,126		32,315	(f)	33,336	26,323	15,986

Income from continuing operations	6,197		14,124		114,953		54,837		66,399		61,318	49,236	27,105
(Loss) income from discontinued operations (a)	(8,728)		(4,372)		(3,577)		(2,189)		2,470		(2,872)	(4,201)	(3,052)

Net income (loss)	$(2,531)		$ 9,752		$ 111,376		$ 52,648		$ 68,869		$ 58,446	$ 45,035	$ 24,053

Refer to notes to financial tables on page 13. 10

SEGMENT TABLES Tredegar Corporation and Subsidiaries

Identifiable Assets

Segment	2002	2001	2000	1999	1998	1997	1996	1995
(In thousands)

Film Products	$379,635	$367,291	$367,526	$360,517	$132,241	$123,613	$116,520	$118,096
Aluminum Extrusions	176,631	185,927	210,434	216,258	201,518	101,855	83,814	80,955
Therics	10,643	9,931	9,609	9,905	—	—	—	—
Tredegar Investments and Other (n)	108,713	158,887	236,698	145,028	61,098	34,611	7,760	5,442

Subtotal	675,622	722,036	824,267	731,708	394,857	260,079	208,094	204,493
Nonoperating assets held for sale	—	—	—	—	—	—	—	6,057
General corporate	52,412	40,577	30,214	22,419	23,905	21,357	22,608	20,326
Cash and cash equivalents	109,928	96,810	44,530	25,752	25,409	120,065	101,261	2,145

Identifiable assets from ongoing operations	837,962	859,423	899,011	779,879	444,171	401,501	331,963	233,021
Divested operations (a):
Fiberlux	—	—	—	7,859	7,811	6,886	6,203	6,330
Molded Products	—	—	—	—	—	—	—	44,173
Brudi	—	—	—	—	—	—	—	28,510
Discontinued Molecumetics operations (a)	—	5,608	4,757	4,749	5,196	2,550	2,911	2,018

Total	$837,962	$865,031	$903,768	$792,487	$457,178	$410,937	$341,077	$314,052

Refer to notes to financial tables on page 13. 11

SEGMENT TABLES Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2002	2001	2000	1999	1998	1997	1996	1995
(In thousands)

Film Products	$20,085	$22,047	$ 23,122	$ 18,751	$ 11,993	$10,947	$11,262	$ 9,766
Aluminum Extrusions	10,506	11,216	9,862	9,484	8,393	5,508	5,407	5,966
Therics	463	2,262	1,782	1,195	—	—	—	—
Tredegar Investments and Other (n)	—	—	18	22	21	135	161	197

Subtotal	31,054	35,525	34,784	29,452	20,407	16,590	16,830	15,929
General corporate	353	329	315	253	254	313	390	481

Total ongoing operations	31,407	35,854	35,099	29,705	20,661	16,903	17,220	16,410
Divested operations (a):
Fiberlux	—	—	151	498	544	515	507	577
Molded Products	—	—	—	—	—	—	1,261	5,055
Brudi	—	—	—	—	—	—	550	1,201
Discontinued Molecumetics operations (a)	527	2,055	1,734	1,490	1,260	996	780	592

Total	$31,934	$37,909	$ 36,984	$ 31,693	$ 22,465	$18,414	$20,318	$23,835

Capital Expenditures, Acquisitions and Investments

Segment	2002	2001	2000	1999	1998	1997	1996	1995

(In thousands)
Film Products	$24,063	$24,775	$ 53,161	$ 25,296	$ 18,456	$15,354	$11,932	$10,734
Aluminum Extrusions	4,799	8,506	21,911	16,388	10,407	6,372	8,598	5,454
Therics	1,621	2,340	1,730	757	—	—	—	—
Tredegar Investments and Other (n)	—	—	86	—	54	5	14	—

Subtotal	30,483	35,621	76,888	42,441	28,917	21,731	20,544	16,188
General corporate	60	519	384	606	115	28	143	231

Capital expenditures for ongoing
operations	30,543	36,140	77,272	43,047	29,032	21,759	20,687	16,419
Divested operations (a):
Fiberlux	—	—	425	812	1,477	530	417	465
Molded Products	—	—	—	—	—	—	1,158	6,553
Brudi	—	—	—	—	—	—	104	807
Discontinued Molecumetics operations (a)	793	2,850	2,133	1,362	3,561	366	1,594	894

Total capital expenditures	31,336	38,990	79,830	45,221	34,070	22,655	23,960	25,138
Acquisitions and other	—	1,918	6,316	215,227	72,102	13,469	—	3,637
Venture capital investments	20,373	24,504	93,058	81,747	35,399	20,801	3,138	1,904

Total	$51,709	$65,412	$179,204	$342,195	$141,571	$56,925	$27,098	$30,679

Refer to notes to financial tables on page 13. 12

NOTES TO FINANCIAL TABLES (In thousands, except per-share amounts)

(a)	In 2002, we ceased operations at Molecumetics, one of our biotechnology units, and sold its tangible assets. Molecumetics has been reported as discontinued operations and results for 2002 include a pretax loss of $7,500 related to the disposal. In 1994, we divested our coal subsidiary, The Elk Horn Coal Corporation, and our remaining oil and gas properties. As a result of these events, we report the Energy segment as discontinued operations. In 2001, discontinued operations include a gain of $1,396 for the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation. In 1998, discontinued operations include gains for the reimbursement of payments made by us to the United Mine Workers of America Combined Benefit Fund (the “Fund”) and the reversal of a related accrued liability established to cover future payments to the Fund. On March 28, 1996, we sold Molded Products. During the second quarter of 1996, we completed the sale of Brudi. The operating results of Molded Products were historically reported as part of the Plastics segment on a combined basis with Film Products and Fiberlux. Likewise, results for Brudi were combined with Aluminum Extrusions and reported as part of the Metal Products segment. Accordingly, results for Molded Products and Brudi have been included in continuing operations. We began reporting Molded Products and Brudi separately in our segment disclosures in 1995 after announcing our intent to divest these businesses. Fiberlux was sold on April 10, 2000.

(b)	Unusual items for 2002 include a net gain of $5,618 for payments received from P&G related to terminations and revisions to contracts and related asset write-downs, a charge of $1,457 for asset impairments in the films business, a charge of $1,007 for additional costs related to the shutdown of the films plant in Carbondale, Pennsylvania, a charge of $541 for additional costs related to the shutdown of the films plant in Tacoma, Washington, a gain of $529 related to the sale of assets, a charge of $487 for additional costs related to the shutdown of the aluminum extrusions plant in El Campo, Texas, and a charge of $392 for additional costs related to the 2000 shutdown of the films plant in Manchester, Iowa.

(c)	Unusual items for 2001 include a charge of $7,799 for the shutdown of the aluminum extrusions plant in El Campo, Texas, a charge of $3,386 for the shutdown of the films plant in Tacoma, Washington, a charge of $2,877 for the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, a charge of $1,505 for severance costs related to further rationalization in the films business, a charge of $1,368 for impairment of our films business in Argentina and a gain of $971 for interest received on tax overpayments. Income taxes in 2001 include a tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

(d)	Unusual items for 2000 include a charge of $17,870 related to excess capacity in the films business, a charge of $1,628 related to restructuring at our aluminum extrusions plant in El Campo, Texas, a charge of $4,293 for the shutdown of the films plant in Manchester, Iowa, a gain of $762 for the sale of Fiberlux, and a charge of $191 for costs associated with the evaluation of financing and structural options for Tredegar Investments.

(e)	Unusual items for 1999 include a charge of $149 for costs associated with the evaluation of financing and structural options for Tredegar Investments, a gain of $712 on the sale of corporate real estate, a charge of $3,458 related to a write-off of in-process research and development expenses associated with the Therics acquisition and a charge of $1,170 for the write-off of excess packaging film capacity.

(f)	Unusual items for 1998 include a charge of $664 related to the shutdown of the powder-coat paint line in our aluminum extrusions plant in Newnan, Georgia and a gain of $765 on the sale of APPX Software. Income taxes include a tax benefit of $2,001 related to the sale, including a tax benefit for the excess of APPX Software’s income tax basis over its financial reporting basis.

(g)	Unusual items for 1997 include a gain of $2,250 related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products.

(h)	Unusual items for 1996 include a gain of $19,893 on the sale of Molded Products, a gain of $1,968 on the sale of a former films manufacturing site in Fremont, California, a charge of $9,146 related to the loss on the divestiture of Brudi and a charge of $1,288 related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films.

(i)	Unusual items for 1995 include a gain of $728 on the sale of Regal Cinema shares, a charge of $2,400 related to the restructuring of APPX Software and a recovery of $1,750 in connection with a Film Products product liability lawsuit.

(j)	Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(k)	Consolidated capital employed is debt plus shareholders’ equity minus cash, cash equivalents and broker receivables.

(l)	Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.

(m)	Net sales represent gross sales less freight.

(n)	Tredegar Investments and Other includes APPX Software (sold in 1998 — see (f)) and venture capital investments.

(o)	Net sales include sales to P&G totaling $242,760 in 2002, $235,236 in 2001 and $242,359 in 2000. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

13

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        Tredegar is a manufacturer of plastic film and aluminum extrusions. We also have an operating subsidiary focused on healthcare-related technologies and an investment subsidiary. Descriptions of our businesses and interests are provided on pages 1-4.

        Our manufacturing businesses are quite different from our other interests. Our manufacturing businesses can be analyzed and valued by traditional measures of earnings and cash flow, and because they generate positive ongoing cash flow, they can be leveraged with borrowed funds.

        Our healthcare-related operating company, Therics, is a start-up company active in drug delivery and tissue engineering. On March 22, 2002, we announced our intent to divest Therics. Efforts to sell Therics are under way as it continues to progress in its technology development. Therics generates operating losses and negative cash flow in the form of net R&D expenditures. Therics does not have licensed products to date, and revenues consist entirely of collaboration revenues (R&D support payments). Therics may never generate profits or positive cash flow. If it were a stand-alone, independent operation, it would typically be financed by private venture capital.

        Our investment subsidiary is comprised of high-risk stakes in technology start-up companies, primarily in the areas of communications, life sciences and information technology. Our primary objective in making these investments is to generate high after-tax internal rates of return commensurate with the level of risk involved. On October 15, 2002, we announced the retention of San Francisco-based Probitas Partners to explore alternatives aimed at maximizing the after-tax values of our venture capital investments. Several alternatives are being considered, including the sale of substantially all of the portfolio in a secondary market transaction. We hope to make an announcement regarding the status of our venture capital investments by March 31, 2003.

        In summary, we have a variety of business interests with dramatically different risk profiles, which makes the communication of operating results more difficult, especially since we have only one class of stock. As a result, the segment information presented on pages 9-13 and the business segment review on pages 29-34 are critical to understanding our operating results and business risks.

Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our most critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Valuation of Investments

        We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have registered shares in initial public offerings. These investments individually represent voting ownership interests of less than 20%.

        We write down or write off an investment and recognize a loss when events indicate there is impairment in the investment that is other than temporary. For private securities and ownership interests in private venture capital funds, impairment is deemed to exist when the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, impairment is deemed to exist if analyst reports or other information on the company in which we have invested indicate that recovery of value above cost basis is unlikely within several quarters.

        The fair value of securities of public companies is determined based on closing price quotations, subject to estimated restricted stock discounts. We estimate the fair value of securities of private companies using purchase cost, prices of recent significant private placements of securities of the same issuer, changes in financial condition and prospects of the issuer, and estimates of liquidation value. The fair value of ownership interests in private venture capital funds is based on our estimate of our distributable share of fund net assets using, among other information:

•	The respective funds’ general partners’ estimate of the fair value of non-marketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation);

•	Closing bid prices of publicly traded securities held by the funds, subject to estimated restricted stock discounts; and

•	Fund formulas for allocating profits, losses and distributions.

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

        We have also announced that we are exploring alternatives aimed at maximizing the after-tax value of our venture capital investments. Among these alternatives is the sale of substantially all of the portfolio in a secondary market transaction. Recent industry transactions in the secondary market have been completed with significant discounts to reported fair value.

Impairment of Long-lived Identifiable Assets and Goodwill

        We regularly assess our long-lived identifiable assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable.

        We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis. We have made determinations as to what our reporting units are and what amounts of goodwill and intangible assets should be allocated to those reporting units.

        In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed during 2002, we recorded asset impairment losses related to long-lived identifiable assets of $7.6 million. The net book value of these assets prior to the impairment loss was $12 million.

Pension Benefits

        We have noncontributory and contributory defined benefit (pension) plans that have significant net pension income developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rate of future compensation increases. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income recorded in future periods.

        The discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and vice versa. We reduced our discount rate in 2002 from 7.25% to 6.75% due to the decline in market interest rates during the year. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. During 2002, the value of our plan assets declined due to general market conditions. Based on recent market and economic conditions, we decreased our expected long-term return on plan assets to 8.75% from 9% in estimating our 2003 pension income.

        At December 31, 2002, the estimated accumulated benefit obligation related to certain plans exceeded the fair value of those plan assets. This was due primarily to a decline in pension asset values caused by stock market declines and changes in actuarial assumptions. As a result, we were required to recognize for certain pension plans a minimum pension liability and recorded a charge to equity of $3.3 million, net of deferred taxes of $1.8 million. We currently expect net pension income to decline in 2003 by approximately $4.4 million compared with 2002. We expect our minimum cash-funding requirement to increase to about $2 million in 2003 from $1 million in 2002.

Deferred Tax Assets

        Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded for book purposes. A substantial portion of our deferred tax asset is attributable to write-downs of our venture capital investments that are required for book purposes but are not yet allowed for tax purposes. In these circumstances, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. On a quarterly basis, we review our judgment regarding the likelihood the benefits of a deferred tax asset will be realized. During the periodic reviews, we must consider a variety of factors, including the nature and amount of the tax income and expense items, the anticipated timing of the ability to utilize the asset, the current tax statutes and the projected future earnings. We believe the realization of our deferred tax assets is reasonably assured. If circumstances change and management determines it is no longer more likely than not that an asset will be utilized, an offsetting valuation reserve would be recorded to reduce the asset and net earnings in that period.

Results of Operations

2002 versus 2001

Revenues.     Net sales in 2002 decreased by 3% to $737.4 million compared with $763.6 million in 2001. Net sales were lower in both Aluminum Extrusions and Film Products. The lower net sales in Aluminum Extrusions were due primarily to a decline in volume due to continued weak economic conditions, especially in our end markets. Volume in Film Products was down; however, the impact on net sales of lower overall volume was partially offset by revenue from volume shortfall payments. Net losses for Tredegar Investments totaled $66.3 million ($42.4 million after income taxes) in 2002 versus net losses of $26 million ($16.6 million after income taxes) in 2001.

        Pretax realized gains and losses from investment activities are included in “Other income (expense), net” in the consolidated statements of income on page 40 and in “Venture capital investments” in the operating profit by segment table on page 10. The stand-alone operating expenses (primarily management fee expenses in 2002 and 2001 and primarily employee compensation and benefits and leased office space and equipment in 2000) for our venture capital investment activities are classified in “Selling, general and administrative expenses” (“SG&A”) in the consolidated statements of income and in “Venture capital investments” in the operating profit by segment table. These expenses totaled $5.6 million in 2002, $6.3 million in 2001 and $5.1 million in 2000.

        For more information on net sales and investment activities, see the business segment review on pages 29-34.

Operating Costs and Expenses. The gross profit margin during 2002 increased to 21% from 19% in 2001, with higher margins realized in both Film Products and Aluminum Extrusions. The margin improvement in Film Products was driven by higher sales of new higher margin products combined with volume shortfall payments. The gross profit margin in Aluminum Extrusions was helped by the reduction of fixed costs that resulted primarily from the shutdown of our plant in El Campo, Texas.

        SG&A expenses in 2002 were $57.8 million, compared with SG&A expenses of $54.3 million in 2001. The increase was primarily due to higher expenses in Film Products in support of additional marketing activities and personnel additions, particularly in Europe and Asia. SG&A expenses at the corporate level increased due to increased employee-related costs. These increases were offset slightly by a decrease in SG&A expenses in Aluminum Extrusions due to savings from the shutdown of the plant in El Campo, Texas, and lower expense related to bad debts. As a percentage of net sales, SG&A expenses increased to 7.8% in 2002 from 7.1% in 2001.

        R&D expenses were flat at $20.3 million in 2002 and 2001. Spending at Therics was down slightly to $12.5 million in 2002 from $13 million in 2001, while spending in Film Products was up from $7.3 million in 2001 to $7.8 million in 2002.

        The gain from unusual items (net) in 2002 totaled $2.3 million ($1.5 million after income taxes) and primarily included:

•	A fourth-quarter net gain of $5.6 million ($3.6 million after taxes) for payments of $11.7 million received from P&G related to terminations and revisions to contracts and related asset write-downs of $6.1 million;

•	A fourth-quarter charge of $1.5 million ($932,000 after taxes) for asset impairments in Film Products;

•	A fourth-quarter gain of $529,000 ($338,000 after taxes) related to the sale of assets acquired in a prior acquisition;

•	A fourth-quarter charge of $392,000 ($251,000 after taxes) for additional costs incurred related to the 2000 shutdown of the films plant in Manchester, Iowa;

•	A fourth-quarter charge of $318,000 ($204,000 after taxes) for additional costs incurred related to the shutdown of the aluminum extrusions plant in El Campo, Texas;

•	A fourth-quarter charge of $259,000 ($166,000 after taxes) for additional costs incurred related to the shutdown of the films plant in Tacoma, Washington;

•	A third-quarter charge of $178,000 ($114,000 after taxes) primarily for the relocation and employee-related costs in connection with the shutdown of the films plant in Carbondale, Pennsylvania;

•	A second-quarter charge of $268,000 ($172,000 after taxes) primarily for relocation and employee-related costs in connection with the shutdown of the films plant in Tacoma, Washington;

•	A first-quarter charge of $800,000 ($512,000 after taxes) for severance and other employee-related costs in connection with the shutdown of the films plant in Carbondale, Pennsylvania; and

•	A first-quarter charge of $196,000 ($125,000 after taxes) for costs incurred in the transfer of business related to the shutdown of the aluminum extrusions plant in El Campo, Texas.

        For more information on costs and expenses, see the business segment review on pages 29-34.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, decreased to $1.9 million from $2.7 million in 2001. Despite higher average cash and cash equivalents during the period, approximately $102 million in 2002 versus $72 million in 2001, (see “Cash Flows” on page 22 for more information), interest income was down due to lower average tax-equivalent yield earned on cash equivalents (approximately 1.9% in 2002 versus 3.8% in 2001). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

        Interest expense decreased to $9.4 million in 2002 from $12.7 million in 2001 due primarily to lower average interest rates and lower average debt. Average debt outstanding and interest rates in 2002 and 2001 were as follows:

(In Millions)	2002	2001

Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$175.0	$203.0
Average interest rate	2.5%	5.0%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$75.0	$47.0
Average interest rate	5.4%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$7.3	$16.7
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$257.3	$266.7
Average interest rate	3.5%	5.2%

        The impact on interest expense of lower average interest rates and lower average debt was partially offset by lower capitalized interest ($674,000 in 2002 versus $1.8 million in 2001) from lower capital expenditures.

Income Taxes. The overall effective income tax rate for continuing operations was 32.7% in 2002 compared with 24.6% in 2001. The lower 2001 rate was attributable to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations. The effective income tax rate for manufacturing operations, excluding unusual items, was 35.5% in both years.

Discontinued Operations. Results for 2002 also include a net loss of $8.7 million from the discontinued operations of Molecumetics. Operations at Molecumetics ceased on July 2, 2002, and its tangible assets were sold during the fourth quarter of 2002 for cash proceeds of $800,000. The results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. For the years ended December 31, 2002 and 2001, the operating losses for Molecumetics were $5.9 million and $8.9 million, respectively, while revenues were $515,000 and $4 million, respectively. In addition to the operating loss, discontinued operations in 2002 included the loss on the disposal of Molecumetics of $7.5 million ($4.9 million after taxes). This loss is comprised of an impairment loss for assets of $4.9 million, severance and other employee-related costs of $1.4 million for forty-five employees and estimated miscellaneous disposal costs of $1.2 million.

2001 versus 2000

Revenues.     Net sales in 2001 decreased by 11.5% to $763.6 million compared with $862.4 million in 2000. The lower net sales are due primarily to a decline in volume in Aluminum Extrusions of 20% in 2001 due to adverse economic conditions and cyclical downturn in the end-use markets we serve. Volume in Film Products was down slightly; however, the impact on net sales of lower overall volume in Film Products was offset by higher sales from operations in Europe and China and higher sales of new higher-value products. Net losses for Tredegar Investments totaled $26 million ($16.6 million after income taxes) in 2001 while in 2000 there were net gains of $130.9 million ($83.8 million after income taxes).

        For more information on net sales and investment activities, see the business segment review on pages 29-34.

Operating Costs and Expenses. The gross profit margin during 2001 remained relatively flat at 19%, with higher margins realized in Film Products offset by lower margins in Aluminum Extrusions. The margin improvement in Film Products was driven by higher sales of new higher-margin products. The gross profit margin in Film Products in 2000 was negatively impacted by higher production costs associated with the commercialization of new products. The gross profit margin erosion in Aluminum Extrusions was due primarily to lower volumes causing a decline in total variable contribution available to cover fixed manufacturing costs. Competitive pricing pressures also had an adverse impact.

        SG&A expenses in 2001 were $54.3 million, up from $52.7 million in 2001. The increase was primarily due to increased expenses in Film Products (increase of $1.3 million) primarily due to the October 2000 acquisition of ADMA and Promea in Italy and increased operating expenses at Tredegar Investments (increase of $1.2 million). As a percentage of net sales, SG&A expenses increased to 7.1% in 2001 from 6.1% in 2000.

        R&D expenses increased to $20.3 million in 2001 from $15.3 million in 2000 primarily due to higher spending at Therics in support of increased R&D efforts.

        The charge from unusual items (net) in 2001 totaled $16 million ($8.3 million after income taxes) and included:

•	A fourth-quarter charge of $2.9 million ($1.8 million after income taxes) for the planned shutdown of our films plant in Carbondale, Pennsylvania, including an impairment loss for equipment of $1.8 million, excess working capital of $450,000, dismantling of equipment of $200,000 and other items of $400,000;

•	A fourth-quarter charge of $1.4 million ($875,000 after income taxes) for impairment of our films business in Argentina due to deteriorating business and economic conditions;

•	A fourth-quarter charge of $951,000 ($609,000 after income taxes) for additional costs incurred for the shutdown of our aluminum extrusions plant in El Campo, Texas;

•	A fourth-quarter charge of $386,000 ($247,000 after income taxes) for severance costs associated with the shutdown of our films plant in Tacoma, Washington;

•	A third-quarter charge of $6.8 million ($4.4 million after income taxes) for the shutdown of our aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment of $4.5 million, severance costs of $710,000, excess working capital of $890,000 and other items of $746,000;

•	A third-quarter charge of $3 million ($1.9 million after income taxes) for the shutdown of our films plant in Tacoma, Washington, including an impairment loss for equipment of $1.2 million, dismantling of equipment and restoration of the leased space of $700,000, excess working capital of $650,000 and other items of $450,000;

•	A second-quarter gain of $971,000 ($621,000 after income taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the operating profit by segment table on page 10);

•	An income tax benefit of $1.9 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in “Income Taxes” in the consolidated statements of income); and

•	A first-quarter charge of $1.6 million ($1 million after income taxes) for severance costs related to further rationalization in the films business and a fourth-quarter reversal of these costs of $95,000 due to revised estimates.

        For more information on costs and expenses, see the business segment review on pages 29-34.

Interest Income and Expense. Interest income was relatively flat at $2.7 million in 2001 compared with $2.6 million in 2000. A higher average cash and cash equivalents balance (see “Cash Flows” on page 22 for more information) was offset by lower interest yields. The average tax-equivalent yield earned on cash equivalents was approximately 3.8% in 2001 and 6.2% in 2000.

        Interest expense decreased to $12.7 million in 2001 from $17.3 million in 2000 due to lower average interest rates and slightly lower average debt. Average debt outstanding and interest rates in 2001 and 2000 were as follows:

(In Millions)	2001	2000

Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$203.0	$252.5
Average interest rate	5.0%	7.2%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$47.0	—
Average interest rate	5.4%	—
Fixed-rate and other debt:
Average outstanding debt balance	$16.7	$17.2
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$266.7	$267.2
Average interest rate	5.2%	7.2%

The impact on interest expense of lower average interest rates and lower average debt was partially offset by lower capitalized interest ($1.8 million in 2001 versus $2.7 million in 2000) from lower capital expenditures.

Income Taxes. The overall effective tax rate from continuing operations was 24.6% in 2001 compared with 36.2% in 2000. The decline in the overall rate was due primarily to a second-quarter income tax benefit of $1.9 million for the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997. The effective tax rate from manufacturing operations, excluding unusual items, was 35.5% in 2001 compared with 36.5% in 2000. The decrease during 2001 was mainly due to lower taxes accrued on unremitted earnings from foreign operations. The effective tax rate for venture capital gains, losses and write-downs was 36% in both years. See Note 15 on page 65 for additional tax rate information.

        Results for 2001 also include an after-tax gain from discontinued operations of $1.4 million related to the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation in 1994.

Financial Condition

Assets

        Total assets decreased to $838 million at December 31, 2002, from $865 million at December 31, 2001. The decrease in total assets was primarily due to the following:

•	A decrease in the carrying value of venture capital investments (down $61.3 million, see Note 7 beginning on page 56); and

•	A decrease in property, plant and equipment primarily due to asset write-downs (down $11.4 million before the reclassification of Therics’ property, plant and equipment to non-current assets held for sale).

These decreases were partially offset by the following:

•	An increase in cash and cash equivalents (up $13.1 million, see “Cash Flows” on page 22);

•	An increase in accounts receivable (up $13.6 million) primarily attributable to receivables for volume shortfall payments and contract terminations and revisions in Film Products; and

•	Higher prepaid pension assets (up $6 million) due to pension income recognized during the year of $9.7 million partially offset by the net impact of an additional minimum pension liability and intangible asset for pensions of $5.1 million.

        The long-lived assets of Therics (approximately $10.4 million at December 31, 2002, including property, plant and equipment of $5.3 million and goodwill and other intangibles of $5.1 million) have been separately classified in the accompanying balance sheet as “Non-current assets of Therics held for sale” and are no longer being depreciated.

Liabilities and Available Credit

        Total liabilities were $375 million at December 31, 2002, down from $387.1 million at December 31, 2001, primarily due to the impact of the following:

•	Lower accounts payable due primarily to timing and less favorable payable terms offered by the market for aluminum purchases (down $10.6 million); and

•	A decrease in accrued expenses due to lower accruals for shutdown related expenses and lower liabilities for derivative financial instruments (down $5.2 million) (see Note 8 on page 59).

        Debt outstanding of $259.3 million at December 31, 2002, consisted of a $250 million term loan (installments due of $50 million in 2003, $75 million in 2004 and $125 million in 2005), a note payable with a remaining balance of $5 million and other debt assumed in acquisitions of $4.3 million. We also have a 364-day revolving credit facility that permits borrowings of up to $100 million (no amounts borrowed at December 31, 2002) and expires on April 29, 2003. This short-term facility is an interim step to longer-term financing that we plan to initiate once we have completed our evaluation of alternatives for the venture capital portfolio and Therics. See Note 9 on page 59 for more information on debt and credit agreements.

Shareholders’ Equity

        At December 31, 2002, we had 38,323,025 shares of common stock outstanding and a total market capitalization of $574.8 million, compared with 38,142,404 shares outstanding and a total market capitalization of $724.7 million at December 31, 2001.

        During 2002, we purchased 110,700 shares of our common stock for $1.4 million (an average price of $12.91 per share). During 2001, we did not purchase any shares of common stock. During 2000, we purchased 35,000 shares of our common stock for $629,000 (an average price of $17.97 per share). Since becoming an independent company in 1989, we have purchased a total of 20.4 million shares for $117.6 million (an average price of $5.76 per share). Under a standing authorization from our board of directors, we may purchase an additional 3.9 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Cash Flows

        In 2002, cash provided by operating activities was $65.3 million compared with $74.9 million in 2001 and $21.6 million in 2000. Cash used in investing activities was $42.1 million in 2002 and $13.4 million in 2001, while in 2000, cash provided by investing activities was $5.2 million. Cash used in financing activities was $10.1 million in 2002, $9.2 million in 2001 and $7.9 million in 2000. The reasons for the changes in cash and cash equivalents during 2002, 2001 and 2000, are summarized below:

	(In Millions)
	2002	2001	2000

Cash and cash equivalents, beginning of year	$96.8	$44.5	$25.8

Cash provided by (used in) operating activities,
net of capital expenditures and dividends (including
income taxes associated with venture capital net
gains or losses)	27.8	29.8	(64.3)
Proceeds from the exercise of stock options (including
related income tax benefits realized by Tredegar)	2.7	.5	3.9
Acquisitions (see Note 2 on page 52)	—	(1.9)	(3.1)
New venture capital investments, net of pretax
proceeds from disposals (see Note 7 on page 56)	(11.5)	25.0	76.9
Repurchases of Tredegar common stock	(1.4)	—	(.6)
Proceeds from the sale of Fiberlux	—	—	8.0
Other, net	.7	2.5	3.0
Net increase (decrease) in borrowings	(5.2)	(3.6)	(5.1)

Net increase in cash and cash equivalents	13.1	52.3	18.7

Cash and cash equivalents, end of year	$109.9	$96.8	$44.5

        In 2002, cash provided by operating activities, net of capital expenditures and dividends, was $27.8 million compared to $29.8 million in 2001. The change is due to an increase in working capital in 2002 versus a decrease in working capital in 2001, partially offset by:

•	Higher income from manufacturing operations (up $8.3 million); and

•	A decrease in the level of capital expenditures (down $7.7 million).

        The increase in working capital in 2002 was mainly due to higher receivables, primarily from volume shortfall payments and contract terminations and revisions in Film Products (up $14.7 million). The decrease in working capital in 2001 was mainly due to lower receivables (down $17.4 million), primarily from a 15% drop in volume in Aluminum Extrusion in the fourth quarter of 2001.

        Capital expenditures in 2002 reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment to upgrade the lines at our films plant in Kerkrade, The Netherlands;

•	Machinery and equipment purchased for a new production line at our films plant in Kerkrade, The Netherlands;

•	Machinery and equipment for a new production line at our films plant in Terre Haute, Indiana;

•	Expansion of capacity at our films plant in Shanghai, China; and

•	Machinery and equipment at our aluminum extrusions plants in Kentland, Indiana and Carthage, Tennessee.

We are obligated to make future payments under various contracts as set forth below:

	Payments due by Period

(In Millions)	2003	2004	2005	2006	2007	Remainder	Total

Debt	$55.0	$76.9	$125.1	$.1	$.1	$2.1	$259.3
Operating leases:
Therics	1.4	1.4	1.4	1.5	1.6	5.2	12.5
Tredegar Investments	.3	.3	.3	.3	.3	—	1.5
Other	1.2	1.2	.9	.1	—	—	3.4
Capital expenditure commitments*	17.7	—	—	—	—	—	17.7
Unfunded commitments to
venture capital funds**	14.3	14.3	—	—	—	—	28.6

Total	$89.9	$94.1	$127.7	$2.0	$2.0	$7.3	$323.0

*	Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 14 on page 64.
**	Represents our remaining unfunded commitments to private venture capital funds expected to be paid over the next two years. See Note 7 on page 56.

        We believe our cash and cash equivalents at December 31, 2002, along with cash generated from continuing operations in 2003 will be sufficient to cover our working capital needs and our contractual obligations in 2003.

        From time to time, we enter into transactions with third parties in connection with the sale of assets or businesses in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the assets or business. Also, in the ordinary course of our business, we may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. We disclose contingent liabilities if the probability of loss is reasonably possible and significant.

        In 2001, cash provided by operating activities, net of capital expenditures and dividends, was $29.8 million compared with cash used in operating activities, net of capital expenditures and dividends, of $64.3 million in 2000. In the statement of cash flows, income taxes related to venture capital investment activities, divestitures and property disposals are classified in operating activities, while related gains and losses are effectively classified with proceeds in investing activities. In addition, income tax benefits on write-downs of venture capital investments typically lag financial reporting recognition. Consequently, despite pretax losses after operating expenses from venture capital investment activities of $26 million in 2001, cash provided by operating activities includes related income taxes paid of $14,000 for the year. Pretax gains after operating expenses for venture capital investment activities were $130.9 million in 2000 and cash used in operating activities includes related income taxes paid of $54 million. The remaining differences between 2001 and 2000 are primarily due to:

•	A decrease in the level of capital expenditures (down $40.8 million);

•	A decrease in working capital;

•	Increased spending at Therics and Molecumetics; and

•	Lower income from manufacturing operations (down $3.8 million).

Capital expenditures in 2001 reflect the normal replacement of machinery and equipment and:

•	Press modernization at our aluminum extrusions plant in Kentland, Indiana;

•	A new films manufacturing facility in Shanghai, China (this plant makes film for primarily personal care products and began production in 2001);

•	Continued expansion of our films manufacturing capacity in Retsag, Hungary (this plant produces disposable films for personal care products marketed in Europe);

•	Machinery and equipment purchased for a new production line at our films plant in Terre Haute, Indiana; and

•	Machinery and equipment purchased to upgrade production lines at our films plant in Kerkrade, The Netherlands.

        In 2000, cash used in operating activities, net of capital expenditures and dividends, was $64.3 million compared to cash provided by operating activities, net of capital expenditures and dividends, of $40.8 million in 1999. This change is due primarily to income taxes paid on net gains from investments (up $55 million), and higher capital expenditures (up $34.6 million), lower cash generated by manufacturing operations and higher spending at Therics and Molecumetics.

        Capital expenditures in 2000 reflect the normal replacement of machinery and equipment and:

•	A new production line at our films plant in Terre Haute, Indiana;

•	Machinery and equipment purchased for the manufacture of breathable and elastomeric films (these films are replacing traditional hygiene products’ backsheet and other components in order to improve comfort and fit);

•	Expansion of capacity in Brazil for disposable films for personal care products, such as feminine napkins and diapers;

•	Continued expansion of capacity at our films plant in Retsag, Hungary;

•	The new films manufacturing facility in Shanghai, China;

•	The press modernization at our aluminum extrusions plant in Kentland, Indiana; and

•	The second phase of a modernization program at our aluminum extrusion plant in Newnan, Georgia (the first phase was completed in 1996).

Quantitative and Qualitative Disclosures about Market Risk

        Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies, emerging markets and technology stocks. See Note 9 on page 59 regarding credit agreements and interest rate exposures.

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

        In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than twelve months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 6 on page 55 for more information.

        We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2002 and 2001 are as follows:

Tredegar Corporation - Manufacturing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets

	2002			2001

	% of Total Net Sales*		% Total Assets- Foreign Oper- ations*	% of Total Net Sales*		% Total Assets- Foreign Oper- ations*

	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations

Canada	3	18	13	3	16	13
Europe	3	9	7	1	7	7
Latin America	3	2	3	3	3	3
Asia	4	2	3	3	1	3

Total % exposure to foreign markets	13	31	26	10	27	26

*	The percentages for foreign markets are relative to Tredegar’s total net sales, and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents, Therics, venture capital investment activities and unusual items).

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

        We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately-held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. The portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility. Furthermore, publicly traded stocks of emerging, technology-based companies have higher volatility and risk than the U.S. stock market as a whole. See the business segment review that begins on page 29 and Note 7 beginning on page 56 for more information.

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

General

•	Future performance is influenced by costs incurred by Film Products and Aluminum Extrusions. There is no assurance that cost control efforts will positively impact results or that such efforts could be increased to a level that offsets any additional future declines in revenue.

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 33% of our net sales in 2002, 31% in 2001 and 28% in 2000. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G. See the business segment review beginning on page 29 for a discussion regarding the loss of P&G’s domestic diaper backsheet business.

•	Growth of Film Products depends on our ability to develop and deliver new products, especially in the personal care market, which comprised over 75% of Film Products’ net sales in each of the last three years. Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, the outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. The decline in ongoing operating profit at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

•	The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of markets. This competition could result in loss of market share due to competitor’s ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•	We are attempting to sell Therics, but given the current market conditions in the biotechnology sector, there is no assurance that we will be successful in those efforts. We will continue to incur losses as we support Therics’ operations during the sale process. There is no assurance we will realize any return on our continuing investment in Therics.

•	Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable. We have not brought any drug delivery systems or bone replacement products to commercialization. There can be no assurance that any new drug delivery systems or bone replacement products can be brought to market successfully. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

•	Our ability to develop and commercialize products will depend on our ability to internally develop preclinical, clinical, regulatory and sales and marketing capabilities, or enter into arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. Our inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products.

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel could have a material adverse effect on Therics’ business and results of operations, and could inhibit product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and scientific personnel on acceptable terms could prevent us from achieving our business objectives.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the United States. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Tredegar Investments

•	Tredegar’s efforts to maximize the after-tax value of its venture capital investments could result in the sale of substantially all of the portfolio in the secondary market. Recent industry transactions in the secondary market have been completed with significant discounts to reported fair value.

•	If Tredegar does not dispose of a substantial portion of its venture capital portfolio by the end of 2003, it will foregosignificant tax benefits that would be available from the carry-back of possible capital losses.

•	The success, continued existence and value of the early-stage technology companies in which we invest depends on their ability to create or develop commercially viable products or businesses, and raise additional capital when needed. The possibility that companies in which we invest will not be able to meet their milestones or commercialize their technology, product or business concept presents significant risk. Additionally, companies in which we make seed or expansion round investments will often require substantial additional equity financing to satisfy continuing working capital requirements. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which the companies in which we invest will seek additional capital; however, current market conditions are not favorable. Companies that are unsuccessful in raising the needed additional capital are likely to fail, leaving little or no liquidation value for investors.

•	The success of our venture capital investments will be significantly affected by the state of the securities markets in general and, more specifically, the market for initial public offerings, the market for communications, life science and information technology companies, and the market for mergers and acquisitions. If we do not sell substantially all of the portfolio in the secondary market, we anticipate that a significant portion of our returns will be realized through initial public offerings of companies in which we have invested or through merger and acquisition activity. The market for initial public offerings and merger and acquisition activity is cyclical in nature. Thus, we cannot be certain that the securities markets will be receptive to initial public offerings or merger and acquisition activity, particularly those of early-stage companies. As seen during 2001 and 2002, any adverse change in the market for initial public offerings could significantly impact our ability to realize our investment objective. Additionally, once a company becomes publicly traded, there is generally a period of time in which we are not permitted to trade the securities (the “lock-up” period, which is generally six months).

•	Valuing our venture capital investments is difficult and inexact. Our venture capital portfolio is comprised primarily of investments in private securities. The valuation of these securities is inherently subjective, and the estimated fair values reported by management might not reflect the price at which the securities could be sold in the open market. Recent transactions on the sale of venture capital portfolios in the secondary market have been completed at significant discounts to reported fair value.

New Accounting Standards

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and will not have a material impact on our financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 will impact the timing of our recognition of costs associated with an exit or disposal activity but is not expected to have a material impact on our financial statements.

        In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See the discussion in Note 1 beginning on page 48 for the disclosures required by this standard at December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45"), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 17 on page 68. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on our financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on our financial statements.

Business Segment Review

Film Products

Sales.     Sales in Film Products were $376.9 million in 2002, versus $382.7 million in 2001. Sales in 2002 include revenue related to volume shortfall payments of $9.3 million versus volume shortfall payments of $3 million in 2001. While we continue to have volume shortfall agreements in place for certain products, the majority of payments received in 2002 relate to older supply agreements for which volume commitments have expired. We do not expect to receive significant revenues from volume shortfall payments in 2003. Total volume for the year declined to 303.2 million pounds from 310.4 million pounds in 2001. Our domestic backsheet business has been declining since 2000, when domestic backsheet sales to P&G and other customers were $136.1 million. Domestic backsheet sales in 2002 were $98.2 million. During 2001 and 2002, we were successful in offsetting the negative impact of this decline by commercializing new diaper and feminine hygiene components for a growing global customer base. During the third quarter of 2002, we stated that we expected the decline in domestic backsheet business to accelerate in the near term. At that time, we were uncertain as to the timing and financial impact of the decline. The potential loss of domestic backsheet business has since been clarified and during the fourth quarter of 2002, we learned that we would be losing additional backsheet business from P&G. Sales related to discontinued P&G domestic backsheet business totaled approximately $60 million in 2002. These sales should be fully eliminated by the end of the first quarter of 2003.

        While we continue to sell backsheet products on a global basis, and we are actively competing for new business with various customers, our growth strategy is based on the ongoing development of new products, primarily apertured and elastic materials for global personal care markets. We have established sales and product development relationships with all of the major global producers of diapers and sanitary napkins as well as most regional and private label manufacturers. We are developing several new personal care products for customers that are expected to generate significant revenue beginning in 2003. For example, our new apertured topsheet product for P&G’s sanitary napkin business is currently being introduced in Europe, and we expect further growth from other personal care products.

        Film Products sales were $382.7 million in 2001 versus $380.2 million in 2000. Total volume for 2001 declined to 310.4 million pounds from 320.5 million pounds (down 3%). The decline in volume was primarily due to lower demand for our diaper backsheet film. The impact of the volume decline on net sales was offset by higher sales from operations in Europe and China and higher sales of new, higher-value specialty film components for diapers and feminine hygiene products.

Operating Profit. Operating profit in Film Products was $75.1 million in 2002, up 43% from $52.7 million in 2001. Operating profit in 2001 includes goodwill amortization expense of $3.7 million. Operating profit in 2002 also includes the benefit of volume shortfall payments of $9.3 million and a net gain from unusual items of $5.6 million in connection with terminations and revisions of supply contracts with P&G and related asset write-downs. These items are summarized in the following table:

	(In Millions)
	2002	2001	2000

Operating profit as reported	$75.1	$52.7	$25.0

Volume shortfall payments	9.3	3.0	1.2
Unusual items:
Gain (loss) on terminations and revisions of contracts with P&G:
Proceeds from contract terminations and revisions	11.7	—	—
Related asset write-downs	(6.1)	—	—

Gain (loss) on terminations and revisions of contracts
with P&G	5.6	—	—
Other unusual items	(2.9)	(9.1)	(22.2)

Total gain (loss) from unusual items	2.7	(9.1)	(22.2)

Operating profit excluding volume shortfall payments
and unusual items	$63.1	$58.8	$46.0

        Excluding the impact of volume shortfall payments and unusual items, 2002 operating profit was $63.1 million compared with $58.8 million in 2001. Given our rapidly changing product mix, forecasting is very difficult. When we look ahead to the first and second quarters of 2003, we expect operating profit to be around $12 million per quarter. We expect continued growth from new products and cost reductions to have a growing impact on profits as the year progresses. By the end of 2003, we should be positioned to resume growth in both sales and profits during 2004.

        Film Products operating profit, excluding the impact of volume shortfall payments and unusual items, was $58.8 million in 2001, up 28% from $46 million in 2000. The improvement in operating profit was due to:

•	Growth in foreign operations, including higher profits in Europe (up $7.3 million, including $1.7 million due to a full year of operations for ADMA and Promea), and China (up $1.7 million) partially offset by lower profits in Brazil and Argentina (down $2.6 million);

•	A shift away from our diaper backsheet film to higher-margin specialty film components for diapers and feminine hygiene products; and

•	A reduction in charges for bad debts and returned goods (impact of $3.1 million).

Identifiable Assets. Identifiable assets in Film Products increased to $379.6 million at December 31, 2002, from $367.3 million at December 31, 2001 due primarily to the impact of the following:

•	An increase in accounts receivable of $12.9 million primarily due to receivables of $15.3 million related to amounts due for terminations and revisions of contracts and volume shortfalls; and

•	An increase in other assets of $4.6 million primarily due to an increase in the pension asset due to pension income.

        The increase in identifiable assets was partially offset by a decrease in net property, plant and equipment of $2.9 million resulting from asset write-downs due to impairment losses of $7.6 million offset by capital expenditures in excess of depreciation of $4.1 million.

        Identifiable assets in Film Products were $367.3 million at December 31, 2001 compared with $367.5 million at December 31, 2000. While overall identifiable assets did not change significantly between years, growth opportunities in foreign markets combined with excess capacity in domestic plants resulted in a shift of assets from domestic to foreign locations. Consequently, identifiable assets increased in Europe (up $6.7 million) and China (up $4.5 million) while declining in the United States (down $7.9 million). Identifiable assets declined in Brazil and Argentina (down $3.5 million on a combined basis) due primarily to asset write-downs in Argentina resulting from deteriorating business and economic conditions.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $20.1 million in 2002, down from $22 million in 2001. The required adoption of a new accounting standard effective January 1, 2002, resulted in the elimination of goodwill amortization in 2002 of approximately $3.7 million. This was offset slightly by higher depreciation due to fixed asset additions. Depreciation and amortization was $22 million in 2001, down slightly from $23.1 million in 2000 due to plant rationalizations.

        Capital expenditures in Film Products in 2002 totaled $24 million and reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment to upgrade the lines at our plant in Kerkrade, The Netherlands;

•	Machinery and equipment purchased for a new production line at our plant in Kerkrade, The Netherlands;

•	Machinery and equipment for a new production line at our plant in Terre Haute, Indiana; and

•	Expansion of capacity at our plant in Shanghai, China.

Capital expenditures in 2001 totaled $24.8 million and reflect the normal replacement of machinery and equipment and:

•	A new manufacturing facility in Shanghai, China;

•	Continued expansion of manufacturing capacity at our plant in Retsag, Hungary;

•	Machinery and equipment purchased for a new production line at our plant in Terre Haute, Indiana; and

•	Machinery and equipment purchased to upgrade lines at our plant in Kerkrade, The Netherlands.

Aluminum Extrusions

Sales.     Sales in Aluminum Extrusions were $360.3 million in 2002, down 5% from $380.4 million in 2001. Annual volume was 234.3 million pounds compared with 244.3 million pounds in 2001. Business conditions in our end markets continue to be difficult, and we expect continued pressure on both volume and selling prices (see our market segments in the table on page 2).

        Sales declined 21% to $380.4 million in 2001 compared with $479.9 million in 2000. Annual volume declined 20% to 244.3 million pounds from 303.9 million pounds in 2000. Poor economic conditions in 2001 had a negative impact on both volume and sales.

Operating Profit. Operating profit in Aluminum Extrusions, excluding unusual items, was $27.3 million in 2002, an increase of 7.5% over 2001 operating profit of $25.4 million. While volume had a negative impact on operating profit, this was more than offset by lower conversion costs, which were helped by the reduction of fixed costs from the shutdown of our aluminum plant in El Campo, Texas. In addition, our superior quality and customer service are helping us to alleviate some of the pricing pressure we are facing. Until we see signs of an upturn in the economy, it is difficult to forecast any improvements in operating profit. In the meantime, we will continue to focus aggressively on customer service and cost reduction opportunities.

        Operating profit, excluding unusual items, declined 52% to $25.4 million in 2001 compared with $53 million in 2000 due to the decline in volume and pricing pressure related to weak economic conditions.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $176.6 million at December 31, 2002, versus $185.9 million at December 31, 2001. The decrease is primarily related to property, plant and equipment due to depreciation in excess of capital expenditures of $5.7 million.

Identifiable assets in Aluminum Extrusions were $185.9 million at December 31, 2001, down from $210.4 million at December 31, 2000. The decrease is primarily due to:

•	Decreases in accounts receivable and inventory reflecting lower sales (combined decrease of $19.3 million); and

•	An impairment charge to property, plant and equipment of $4.5 million related to the closure of the plant in El Campo, Texas.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $10.5 million in 2002, down slightly from $11.2 million in 2001. The required adoption of a new accounting standard effective January 1, 2002, resulted in the elimination of goodwill amortization of $312,000. Also contributing to the decline in depreciation expense was the shutdown of our plant in El Campo, Texas. Depreciation and amortization for Aluminum Extrusions was $11.2 million in 2001, up from $9.9 million in 2000 due primarily to capital expenditures.

        Capital expenditures in 2002 totaled $4.8 million and reflect the normal replacement of machinery and equipment, primarily at our aluminum plants in Kentland, Indiana, and Carthage, Tennessee.

        Capital expenditures in 2001 totaled $8.5 million and reflect the normal replacement of machinery and equipment and the modernization of one of the presses at the plant in Kentland, Indiana, and machinery and equipment purchased for the plant in Newnan, Georgia.

Therics

        Revenues recognized to date for Therics relate entirely to payments received for R&D support, including revenues of $208,000 in 2002, $450,000 in 2001 and $403,000 in 2000. Operating losses increased slightly to $13.1 million in 2002 from $12.9 million in 2001 ($8 million in 2000).

        Identifiable assets in Therics were $10.6 million in 2002, $9.9 million in 2001 and $9.6 million in 2000.

        On March 22, 2002, we announced our intent to divest Therics. Efforts to sell Therics are under way as it continues to progress in its technology development efforts.

Molecumetics

        Operations at Molecumetics were ceased on July 2, 2002. The results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. For the years ended December 31, 2002, 2001 and 2000, the operating losses for Molecumetics were $5.9 million, $8.9 million and $5.6 million, respectively, while revenues were $515,000, $4 million and $6.9 million, respectively. In addition to the operating loss, discontinued operations in 2002 included the loss on the disposal of Molecumetics of $7.5 million ($4.9 million after taxes). This loss is comprised of an impairment loss for assets of $4.9 million, severance and other employee-related costs of $1.4 million for forty-five employees and estimated miscellaneous disposal costs of $1.2 million. The tangible assets were sold during the fourth quarter for proceeds of $800,000.

Tredegar Investments

        On October 15, 2002, we announced the retention of San Francisco-based Probitas Partners to explore alternatives aimed at maximizing the after-tax value of our venture capital investments. Several alternatives are being considered, including the sale of substantially all of the portfolio in a secondary market transaction. We hope to make an announcement concerning our venture capital investments by March 31, 2003.

        Recent industry transactions in the secondary market have been completed with significant discounts to reported fair value. The ultimate after-tax value of the portfolio under a hold strategy is uncertain. If we do not dispose of a substantial portion of our venture capital portfolio by the end of 2003, we will forego significant tax benefits that would be available on the carry-back of possible capital losses. After considering the reported capital gains and tax deductions taken on our final 2001 tax return filed on September 16, 2002, the net capital gains for tax purposes available for the carry-back of potential capital losses total $163 million, $158 million relating to 2000 and $5 million relating to 2001. The taxable gains generated in 2000 and 2001 are available for the carry-back of tax-related capital losses through 2003 and 2004, respectively.

        Tredegar Investments had a net after-tax loss of $42.5 million in 2002 compared with a net after-tax loss of $16.6 million in 2001 and a net after-tax gain of $83.8 million in 2000. A schedule of investments is in Note 7 beginning on page 56. For information on how we account for and value our investments, see Note 1 beginning on page 44.

        The appreciation (depreciation) in net asset value (“NAV”) related to investment performance for the last three years is summarized below:

	(In Millions)
	2002	2001	2000

Net realized gains, losses, writedowns and related
operating expenses for venture capital investments
reflected in our consolidated statements
of income (net of tax)	$(42.5)	$(16.6)	$83.8
Change in unrealized appreciation of venture capital
investments (net of tax)	(14.7)	(120.1)	89.2

After-tax appreciation (depreciation) in NAV
related to investment performance	$(57.2)	$(136.7)	$173.0

The following companies accounted for the depreciation in NAV during the year:

Investment	Reason for Change	(In Millions) 2002

Public companies:
Illumina, Inc.	Change in stock price	$(5.3)
Universal Access, Inc.	Change in stock price	(1.4)
Vascular Solutions	Change in stock price	(1.0)
SignalSoft Corporation	Change in stock price	(0.6)
Private companies:
Venture capital funds	Various	(15.6)
NovaLux, Inc.	Lower valuation	(6.5)
Appliant, Inc.	Lower valuation	(4.1)
eTunnels	Lower valuation	(3.0)
Extreme Devices	Lower valuation	(2.7)
Locus Discovery	Lower valuation	(2.0)
MedManage Systems, Inc.	Lower valuation	(1.9)
Cbyon, Inc.	Lower valuation	(1.8)
Advanced Imaging	Lower valuation	(1.7)
Artemis Medical, Inc.	Lower valuation	(1.7)
Kodiak Technologies, Inc.	Lower valuation	(1.6)
Songbird Medical, Inc.	Lower valuation	(1.4)
CEPTYR, Inc.	Lower valuation	(0.9)
Babycare, Ltd.	Higher valuation	0.5
CryoGen and Cryocor	Higher valuation	0.9
Other public and private companies	Various	(1.8)

Depreciation in NAV before operating expenses		(53.6)
After-tax operating and other expenses		(3.6)

Depreciation in NAV related to investment performance		$(57.2)

33

The cost basis, carrying value and NAV of our investment portfolio is reconciled below:

	(In Millions) December 31

	2002	2001	2000

Cost basis of investments	$190.5	$190.0	$213.1
Writedowns taken on securities held (charged to
earnings)	(97.6)	(47.9)	(26.6)
Unrealized appreciation on public securities held
by Tredegar (reflected directly in equity net of
deferred income taxes)	.9	13.0	45.8

Carrying value of venture capital investments
reflected in the balance sheet	93.8	155.1	232.3
Unrealized appreciation in private securities held by
Tredegar and in its indirect interest in all securities
held by venture capital funds	5.6	16.6	171.3

Estimated fair value of venture capital investments	99.4	171.7	403.6
Estimated income tax benefit (cost) on assumed disposal
at fair value	32.8	6.6	(68.6)

Estimated NAV of venture capital investments	$132.2	$178.3	$335.0

Changes in NAV are summarized below:

	(In Millions)
	2002	2001	2000

NAV at beginning of period	$178.3	$335.0	$180.2

After-tax appreciation (depreciation) in NAV related to
investment performance (net of operating expenses)	(57.2)	(136.7)	173.0
After-tax operating expenses funded by Tredegar	3.6	4.1	4.2
New investments	20.4	24.5	93.1
Reduction in NAV due to the sale of investments	(12.9)	(48.6)	(115.5)

Increase (decrease) in NAV	(46.1)	(156.7)	154.8

NAV at end of the period	$132.2	$178.3	$335.0

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk beginning on page 24 in Management’s Discussion and Analysis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the index on page 38 for references to the report of independent accountants, management’s report on the financial statements, the consolidated financial statements and selected quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. 34

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

        The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.

        The information included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference.

        Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title
John D. Gottwald	48	Chairman of the Board of Directors

Norman A. Scher	65	President and Chief Executive Officer

Douglas R. Monk	57	Executive Vice President and Chief Operating Officer

Thomas G. Cochran	41	Vice President and President, Tredegar Film Products

Edward A. Cunningham	45	Vice President, Corporate Communications and Investor Relations

D. Andrew Edwards	44	Vice President, Finance and Treasurer

Larry J. Scott	52	Vice President, Audit

W. Hildebrandt Surgner, Jr.	37	Vice President, General Counsel and Corporate Secretary

Nancy M. Taylor	42	Vice President, Managing Director, European Operations, Tredegar Film Products

William J. Wetmore	49	Vice President and President, Aluminum Extrusions

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

Thomas G. Cochran. Mr. Cochran was elected Vice President on November 28, 2001. Mr. Cochran has served as President of Tredegar Film Products since February 22, 2000. Mr. Cochran was the Managing Director of Tredegar Film Products’ European operations from January, 1998 until May, 1999, and Business Development Manager of those operations from September, 1996 until December, 1997. Mr. Cochran was President of Brudi, Inc., a former subsidiary of Tredegar, from January, 1995 until August, 1996.

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

W. Hildebrandt Surgner, Jr. Mr. Surgner was elected Corporate Secretary on February 12, 2003. He was elected Vice President and General Counsel on December 16, 2002. Prior to his employment with Tredegar, he served as Senior Counsel to Philip Morris U.S.A. in 2002 and served as Counsel to Philip Morris U.S.A. from 1999 until 2001. In this capacity, Mr. Surgner was employed by Philip Morris Management Corporation. He was an Associate at the law firm of Hunton & Williams from 1994 until 1999.

Nancy M. Taylor. Ms. Taylor was appointed Managing Director, European Operations, of Tredegar Film Products on January 1, 2003. She also serves as Vice President of Tredegar Corporation. Ms. Taylor served as Vice President, Administration and Corporate Development from September 10, 2001 until February 12, 2003. Ms. Taylor served as Secretary from February 24, 1994 until February 12, 2003. She served as Vice President, Law, from November 18, 1998 until September 10, 2001 and served as General Counsel from May 22, 1997 until July 25, 2000.

William J. Wetmore. Mr. Wetmore was elected Vice President on May 24, 2000. He has also served as President of Aluminum Extrusions since December 1, 1998. Mr. Wetmore served as Director of Operations for Aluminum Extrusions from October 1, 1996 until December 1, 1998. He was the plant manager of the Aluminum Extrusions plant in Carthage, Tennessee prior to that time.

Item 11.	EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the heading “Compensation of Executive Officers and Directors” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. 36

The following table summarizes information with respect to equity compensation as of December 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of oustanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans
approved by security holders	3,160,880	$ 20.16	618,125

Equity compensation plans
not approved by security holders	—	—	—

Total	3,160,880	$ 20.16	618,125

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 14.	CONTROLS AND PROCEDURES

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

        Subsequent to the date the Company carried out its evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as a part of the report:

(1)	Financial statements:

Tredegar Corporation Index to Financial Statements and Supplementary Data

Page

Report of Independent Accountants	39

Management’s Report on the Financial Statements	39

Financial Statements (Audited):

Consolidated Statements of Income for the Years Ended	40
December 31, 2002, 2001 and 2000

Consolidated Balance Sheets as of December 31, 2002	41
and 2001

Consolidated Statements of Cash Flows for the Years Ended	42
December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity for the	43
Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements	44-68

Selected Quarterly Financial Data (Unaudited)	69

(2)	Financial statement schedules:

None.

(3)	Exhibits:

See Exhibit Index on page 74.

(b)	Reports on Form 8-K

We did not file or amend any reports on Form 8-K during the last quarter of the year ended December 31, 2002.

38

INDEPENDENT ACCOUNTANTS’ AND MANAGEMENT’S REPORTS

         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of Tredegar Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Tredegar Corporation and Subsidiaries (“Tredegar”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Tredegar’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the financial statements, Tredegar changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP
Richmond, Virginia
January 21, 2003

         MANAGEMENT’S REPORT ON THE FINANCIAL STATEMENTS

        Tredegar’s management has prepared the financial statements and related notes appearing on pages 40-68 in conformity with generally accepted accounting principles. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

        Tredegar maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.

        These financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants. Their audit was made in accordance with generally accepted auditing standards and included a review of Tredegar’s internal accounting controls to the extent considered necessary to determine audit procedures.

        The Audit Committee of the Board of Directors, composed of independent directors only, meets with management, internal auditors and the independent accountants to review accounting, auditing and financial reporting matters. The independent accountants are appointed by the Board on the recommendation of the Audit Committee, subject to shareholder approval.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidianes

Years Ended December 31	2002	2001	2000
(In thousands, except per-share amounts)

Revenues:
Gross sales	$ 753,724	$ 779,157	$ 879,475
Freight	(16.319)	(15,580)	(17,125)

Net sales	737,405	763,577	862,350
Other income (expense), net	(60,154)	(18,400)	138,204

Total	677,251	745,177	1,000,554

Costs and expenses:
Cost of goods sold	582,658	618,323	706,817
Selling, general and administrative	57,846	54,278	52,732
Research and development	20,346	20,305	15,305
Amortization of intangibles	100	4,914	5,025
Interest	9,352	12,671	17,319
Unusual items	(2,263)	15,964	23,220

Total	668,039	726,455	820,418

Income from continuing operations
before income taxes	9,212	18,722	180,136
Income taxes	3,015	4,598	65,183

Income from continuing operations	6,197	14,124	114,953

Discontinued operations:
Loss from operations of Molecumetics (including
loss on disposal of $4,875 in 2002)	(8,728)	(5,768)	(3,577)
Income from discontinued energy segment	—	1,396	—

Loss from discontinued operations	(8,728)	(4,372)	(3,577)

Net income (loss)	$ (2,531)	$ 9,752	$ 111,376

Earnings (loss) per share:
Basic:
Continuing operations	$ .16	$ .37	$ 3.03
Discontinued operations	(.23)	(.11)	(.09)

Net income (loss)	$ (.07)	$ .26	$ 2.94

Diluted:
Continuing operations	$ .16	$ .36	$ 2.95
Discontinued operations	(.23)	(.11)	(.09)

Net income (loss)	$ (.07)	$ .25	$ 2.86

See accompanying notes to financial statements. 40

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2002	2001
(In thousands, except share amounts)

Assets
Current assets:
Cash and cash equivalents	$ 109,928	$ 96,810
Accounts and notes receivable	92,892	79,274
Income taxes recoverable	12,863	5,410
Inventories	43,969	45,316
Deferred income taxes	20,976	16,022
Prepaid expenses and other	3,962	2,880

Total current assets	284,590	245,712

Property, plant and equipment, at cost:
Land and land improvements	12,935	17,705
Buildings	75,631	68,731
Machinery and equipment	416,527	448,055

Total property, plant and equipment	505,093	534,491
Less accumulated depreciation	254,490	267,148

Net property, plant and equipment	250,603	267,343
Non-current assets of Therics held for sale	10,406	—
Venture capital investments	93,765	155,084
Other assets and deferred charges	66,316	60,404
Goodwill and other intangibles	132,282	136,488

Total assets	$ 837,962	$ 865,031

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 35,861	$ 46,507
Accrued expenses	42,409	47,637
Current portion of long-term debt	55,000	5,000

Total current liabilities	133,270	99,144
Long-term debt	204,280	259,498
Deferred income taxes	27,443	18,985
Other noncurrent liabilities	10,037	9,505

Total liabilities	375,030	387,132

Commitments and contingencies (Notes 7, 14 and 17)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 38,323,025 shares
in 2002 and 38,142,404 in 2001	108,389	107,104
Common stock held in trust for savings restoration
plan (53,871 shares in 2002 and 2001)	(1,212)	(1,212)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	586	8,314
Foreign currency translation adjustment	(4,422)	(6,007)
Loss on derivative financial instruments	(842)	(2,708)
Minimum pension liability	(3,310)	—

Retained earnings	363,743	372,408

Total shareholders’ equity	462,932	477,899

Total liabilities and shareholders’ equity	$ 837,962	$ 865,031

See accompanying notes to financial statements.

41

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2002	2001	2000
(In thousands)

Cash flows from operating activities:
Net income (loss)	$ (2,531)	$ 9,752	$ 111,376
Adjustments for noncash items:
Depreciation	31,834	32,995	31,959
Amortization of intangibles	100	4,914	5,025
Write-off of goodwill and other intangibles	—	—	9,950
Deferred income taxes	7,690	(8,906)	(4,673)
Accrued pension income and postretirement benefits	(9,101)	(10,821)	(6,648)
Loss (gain) on venture capital investments	60,700	19,655	(135,969)
Loss on equipment writedowns and divestitures	12,514	8,531	13,080
Allowance for doubtful accounts	1,207	3,143	5,630
Changes in assets and liabilities, net of
effects from acquisitions and divestitures:
Accounts and notes receivable	(15,718)	13,899	17,994
Inventories	1,641	1,249	4,176
Income taxes recoverable and other prepaid expenses	(9,032)	(1,617)	(3,691)
Accounts payable and accrued expenses	(12,686)	3,203	(23,990)
Other, net	(1,345)	(1,083)	(2,642)

Net cash provided by operating activities	65,273	74,914	21,577

Cash flows from investing activities:
Capital expenditures	(31,336)	(38,990)	(79,830)
Acquisitions (net of cash acquired of $2,393 in
2000; excludes debt assumed of $3,234 in 2000)	—	(1,918)	(3,082)
Venture capital investments	(20,373)	(24,504)	(93,058)
Proceeds from the sale of venture capital investments	8,918	49,477	169,988
Proceeds from property disposals and divestitures	2,020	2,458	9,497
Other, net	(1,317)	28	1,635

Net cash provided by (used in) investing activities	(42,088)	(13,449)	5,150

Cash flows from financing activities:
Dividends paid	(6,134)	(6,098)	(6,077)
Net decrease in borrowings	(5,218)	(3,604)	(5,132)
Repurchases of Tredegar common stock	(1,429)	—	(629)
Proceeds from exercise of stock options (including
related income tax benefits realized)	2,714	517	3,889

Net cash used in financing activities	(10,067)	(9,185)	(7,949)

Increase in cash and cash equivalents	13,118	52,280	18,778
Cash and cash equivalents at beginning of period	96,810	44,530	25,752

Cash and cash equivalents at end of period	$ 109,928	$ 96,810	$ 44,530

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$ 9,301	$ 12,884	$ 20,648
Income tax payments (refunds), net	$ (3,660)	$ 8,267	$ 72,181

See accompanying notes to financial statements.

42

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained	Trust for Savings Restora-	Unrealized Gain on Available- for-Sale	Foreign Currency Trans-	Loss on Derivative Financial	Minimum Pension	Total Share- holders’
	Shares	Amount	Earnings	tion Plan	Securities	lation	Instruments	Liability	Equity

(In thousands, except share and per-share data)

Balance December 31, 1999	37,661,140	$103,327	$263,455	$(1,212)	$8,330	$(1,672)	$—	$—	$372,228

Comprehensive income:
Net income	—	—	111,376	—	—	—	—	—	111,376
Other comprehensive income (loss):
Available-for-sale securities adjustment,
net of reclassification adjustment
(net of tax of $11,813)	—	—	—	—	21,001	—	—	—	21,001
Foreign currency translation adjustment
(net of tax of $2,186)	—	—	—	—	—	(4,060)	—	—	(4,060)

Comprehensive income									128,317
Cash dividends declared ($.16 per share)	—	—	(6,077)	—	—	—	—	—	(6,077)
Repurchases of Tredegar common	(35,000)	(629)	—	—	—	—	—	—	(629)
Issued upon exercise of stock options
(including related income tax benefits of $633)	458,267	3,889	—	—	—	—	—	—	3,889

Balance December 31, 2000	38,084,407	106,587	368,754	(1,212)	29,331	(5,732)	—	—	497,728

Comprehensive income (loss):
Net income	—	—	9,752	—	—	—	—	—	9,752
Other comprehensive income (loss):
Available-for-sale securities adjustment,
net of reclassification adjustment
(net of tax of $11,822)	—	—	—	—	(21,017)	—	—	—	(21,017)
Foreign currency translation adjustment
(net of tax of $148)	—	—	—	—	—	(275)	—	—	(275)
Cumulative effect of accounting change
for derivative financial instruments
(net of tax of $170)	—	—	—	—	—	—	303	—	303
Derivative financial instruments
adjustment (net of tax of $1,657)	—	—	—	—	—	—	(3,011)	—	(3,011)

Comprehensive loss									(14,248)
Cash dividends declared ($.16 per share)	—	—	(6,098)	—	—	—	—	—	(6,098)
Issued upon exercise of stock options
(including related income tax benefits of $64)	57,997	517	—	—	—	—	—	—	517

Balance December 31, 2001	38,142,404	107,104	372,408	(1,212)	8,314	(6,007)	(2,708)	—	477,899

Comprehensive income (loss):
Net loss	—	—	(2,531)	—	—	—	—	—	(2,531)
Other comprehensive income (loss):
Available-for-sale securities adjustment,
net of reclassification adjustment
(net of tax of $4,346)	—	—	—	—	(7,728)	—	—	—	(7,728)
Foreign currency translation adjustment
(net of tax of $940)	—	—	—	—	—	1,585	—	—	1,585
Derivative financial instruments
adjustment (net of tax of $1,041)	—	—	—	—	—	—	1,866	—	1,866
Minimum pension liability adjustment
(net of tax of $1,821)	—	—	—	—	—	—	—	(3,310)	(3,310)

Comprehensive loss									(10,118)
Cash dividends declared ($.16 per share)	—	—	(6,134)	—	—	—	—	—	(6,134)
Repurchases of Tredegar common	(110,700)	(1,429)	—	—	—	—	—	—	(1,429)
Issued upon exercise of stock options
(including related income tax benefits of $1,250	291,321	2,714	—	—	—	—	—	—	2,714

Balance December 31, 2002	38,323,025	$108,389	$363,743	$(1,212)	$586	$(4,422)	$(842)	$(3,310)	$462,932

See accompanying notes to financial statements. 43

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries
(In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (“Tredegar”) is engaged in the manufacture of plastic films and aluminum extrusions. We also operate Therics, a biotechnology company that is developing a variety of healthcare-related technologies, and we have an investment subsidiary. On March 22, 2002, we announced our intent to divest Therics and Molecumetics (also a biotechnology company). On July 2, 2002, we ceased operations at Molecumetics. Efforts to sell Therics are underway as it continues to progress in its technology development efforts.

        On October 15, 2002, we announced the retention of an investment-banking firm to explore alternatives aimed at maximizing the after-tax value of our venture capital investments. Several alternatives are being considered, including the sale of substantially all of the portfolio in a secondary market transaction. See Note 7 for more information.

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

        Transaction and remeasurement gains or losses included in income were not material in 2002, 2001 and 2000.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2002 and 2001, Tredegar had cash and cash equivalents of $109,928 and $96,810, respectively, including funds held in foreign locations of $16,500 and $13,560, respectively.

        Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Inventories. Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis, the weighted average cost or the first-in, first-out basis. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead.

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

        Property, plant and equipment includes capitalized interest of $674 in 2002, $1,791 in 2001 and $2,744 in 2000.

        Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 40 years for buildings and land improvements and generally 2 to 20 years for machinery and equipment.

Assets Held for Sale. On March 22, 2002, we announced our intent to divest Therics. Efforts to sell Therics are underway as it continues to progress in its technology development efforts. We have retained Adams, Harkness and Hill, a Boston-based investment-banking firm to manage the divestiture process. The long-lived assets of Therics (approximately $10,406) have been separately classified in the accompanying balance sheet as “Non-current assets of Therics held for sale” at December 31, 2002. Effective March 22, 2002, these assets are no longer being depreciated.

Investments. We have investments in private venture capital fund limited partnerships and early-stage technology companies, including the stock of privately held companies and the restricted and unrestricted stock of companies that have recently registered shares in initial public offerings. These investments individually represent voting ownership interests of less than 20%.

        The securities of public companies held by us (common stock listed on Nasdaq) are classified as available-for-sale and stated at fair value, with unrealized holding gains or losses excluded from earnings and reported net of deferred income taxes in a separate component of shareholders’ equity until realized. The securities of private companies held by us (primarily convertible preferred stock) are accounted for at the lower of cost or estimated fair value. Ownership interests of less than or equal to 5% in private venture capital funds are accounted for at the lower of cost or estimated fair value, while ownership interests in excess of 5% in such funds are accounted for under the equity method. Those accounted for under the equity method are not considered material.

        We write down or write off an investment and recognize a loss when events indicate there is impairment of the investment that is other than temporary. For private securities and ownership interests in private venture capital funds, this impairment is deemed to exist whenever the estimated fair value at quarterly valuation dates is below carrying value. For available-for-sale securities, this impairment is deemed to exist if analyst reports or other information on the company indicates that recovery of value above cost basis is unlikely within several quarters.

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

        We estimate the fair value of securities of private companies using purchase cost, prices of recent significant private placements of securities of the same issuer, changes in financial condition and prospects of the issuer, and estimates of liquidation value. The fair value of ownership interests in private venture capital funds is based on our estimate of our distributable share of fund net assets using, among other information:

•	The respective funds’ general partners’ estimate of the fair value of non-marketable securities held by the funds (which is usually the indicative value from the latest round of financing or a reduced amount if events subsequent to the financing imply a lower valuation);

•	Closing bid prices of publicly traded securities held by the funds, subject to estimated restricted stock discounts; and

•	Fund formulas for allocating profits, losses and distributions.

        The limited partnership agreements for each venture capital fund that we participate in are similar. Generally, 80% of the capital transaction gain or loss and net income or loss is allocated to all partners in proportion to their respective total capital contributions. The remaining 20% is allocated to the general partner. Should the allocation of losses lead to a negative balance in the capital account of the general partner, the amount of loss necessary to bring the general partner’s capital account to zero is reallocated to limited partners. If the capital accounts of the limited partners include reallocated loss from the general partner, the 20% share of capital transaction gains allocable to the general partner is first applied to the limited partners until the loss is restored in the ratio of 99:1 in favor of the limited partners. The remaining reallocated capital transaction gains or net income or loss, if any, are allocated to the general partner and limited partners according to their normal allocation percentages.

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

        Gains and losses recognized are included in “Other income (expense), net” in the consolidated statements of income on page 40 and “Venture capital investments” in the operating profit by segment table in Note 3. We classify the stand-alone operating expenses (primarily management fee expenses in 2002 and 2001 and primarily employee compensation and benefits and leased office space and equipment in 2000) for our venture capital investment activities with gains and losses in “Venture capital investments” in the operating profit by segment table. These expenses, which are reported in selling, general and administrative expenses in the consolidated statements of income, totaled $5,594 in 2002, $6,324 in 2001 and $5,090 in 2000.

Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Effective January 1, 2002, we adopted the new accounting standard related to the accounting for goodwill and we discontinued amortization of goodwill. We assess goodwill for impairment when events or circumstances indicate the carrying value may not be recoverable, or, at a minimum, on an annual basis during the fourth quarter. Impairment reviews may result in recognition of losses. In connection with the adoption of this standard, we have reclassified from intangible assets to goodwill approximately $396 related to Therics’ workforce, which no longer qualifies as a separately identifiable intangible asset. We have made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. We completed the transitional impairment test and our annual impairment test for 2002, neither of which resulted in impairment of recorded goodwill.

        During 2002, we did not acquire goodwill. Changes in goodwill result from the impact of foreign currency translation. The components of goodwill and other intangibles at December 31, 2002 and 2001, and related amortization periods are as follows:

December 31	2002	2001	Amortization Periods

Carrying value of goodwill:
Film Products	$ 101,354	$100,705	Not amortized
Aluminum Extrusions	30,760	30,459	Not amortized
Therics	3,492	3,096	Not amortized

Total carrying value of goodwill	135,606	134,260

Carrying value of other intangibles:
Film Products (cost basis of $603)	168	211	Not more than 17 yrs.
Therics (cost basis of $2,236)	1,565	2,017	10 years

Total carrying value of other intangibles	1,733	2,228

Total carrying value of goodwill and other intangibles	137,339	136,488
Goodwill and other intangibles related to Therics
classified as non-current assets held for sale in
the consolidated balance sheets	(5,057)	—

Net goodwill and other intangibles	$ 132,282	$136,488

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income taxes, is as follows:

	2002	2001	2000

Reported net income	$ (2,531)	$ 9,752	$ 111,376
Goodwill amortization, net of tax	—	3,234	3,070

Adjusted net income	$ (2,531)	$ 12,986	$ 114,446

Basic earnings per share as reported	$ (.07)	$ .26	$ 2.94
Adjustment to basic earnings per share	—	.08	.08

Adjusted basic earnings per share	$ (.07)	$ .34	$ 3.02

Diluted earnings per share as reported	$ (.07)	$ .25	$ 2.86
Adjustment to diluted earnings per share	—	.08	.08

Adjusted diluted earnings per share	$ (.07)	$ .33	$ 2.94

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment on a quarterly basis. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset, generally determined on a discounted after-tax cash flow basis.

        Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any writedown required.

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

        Contract research revenue from collaboration agreements at Molecumetics and Therics has been accounted for under the percentage-of-completion method. Under the percentage-of-completion method, contract research support payments received in advance are recorded as deferred revenue and recognized as revenue only after the services to which they relate have been performed. The application of this revenue recognition method is dependent on the contractual arrangement of each agreement. Accordingly, revenue is recognized on the proportional achievement of deliveries against a compound delivery schedule or as development labor is expended against a total R&D labor plan, as appropriate. A contract is considered substantially complete when the remaining costs and potential risks associated with that contract are insignificant in amount. There is little or no profit generated from contract research support programs. At December 31, 2002, no contractually defined milestones had been achieved and there were no licensed products. Accordingly, no milestone-driven revenue or royalties have been recognized.

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

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2002	2001	2000

Weighted average shares outstanding used
to compute basic earnings per share	38,267,780	38,061,161	37,884,656
Incremental shares issuable upon the
assumed exercise of stock options	601,452	762,967	1,023,160

Shares used to compute diluted
earnings per share	38,869,232	38,824,128	38,907,816

        Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. At December 31, 2002, 2,052,610 options were excluded from the calculation of incremental shares issuable upon the assumed exercise of stock options due to their anti-dilutive effect on earnings per share for the period.

Stock-Based Employee Compensation Plans. Stock options, stock appreciation rights (“SARs”) and restricted stock grants are accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations whereby:

•	No compensation cost is recognized for fixed stock option or restricted stock grants unless the quoted market price of the stock at the measurement date (ordinarily the date of grant or award) is in excess of the amount the employee is required to pay; and

•	Compensation cost for SARs is recognized and adjusted up through the date of exercise or forfeiture based on the estimated number of SARs expected to be exercised multiplied by the difference between the market price of our stock and the amount the employee is required to pay.

48

        Had compensation cost for our stock-based compensation plans been determined in 2002, 2001 and 2000 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

Income from continuing operations:
As reported	$ 6,197	$ 14,124	$ 114,953
Stock-based employee compensation
cost, net of tax, based on the fair
value method	(2,268)	(2,385)	(5,108)

Pro forma net income	$ 3,929	$ 11,739	$ 109,845

Diluted earnings per share from
continuing operations:
As reported	$ .16	$ .36	$ 2.95
Pro forma	.10	.30	2.82

        There was no compensation cost related to stock-based compensation included in determining net income from continuing operations in 2002, 2001 and 2000.

        The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing stock options granted during 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Dividend yield	.9%	.8%	.8%
Volatility percentage	45.0%	45.0%	40.0%
Weighted average risk-free interest rate	4.7%	4.2%	6.7%
Holding period (years):
Officers	7.0	n/a	7.0
Management	5.0	5.0	5.0
Other employees	3.0	n/a	3.0
Weighted average market price at date of grant:
Officers and management	$ 18.71	$ 19.96	$ 19.92
Other employees	18.90	n/a	19.75
Weighted average exercise price for options
granted where exercise price exceeds market price:
Officers	n/a	n/a	21.24
Management	n/a	n/a	20.70

49

Stock options granted during 2002, 2001 and 2000, and their estimated fair value at the date of grant, are as follows:

	2002	2001	2000

Stock options granted (number of shares):
Where exercise price equals market price:
Officers	181,000	n/a	98,200
Management	345,200	26,000	272,310
Other employees	98,300	n/a	105,500
Where exercise price exceeds market price:
Officers	n/a	n/a	98,200
Management	n/a	n/a	80,100

Total	624,500	26,000	654,310

Estimated weighted average fair value of
options per share at date of grant:
Where exercise price equals market price:
Officers	$ 9.14	n/a	$ 9.89
Management	8.02	$8.42	8.55
Other employees	6.20	n/a	6.47
Where exercise price exceeds market price:
Officers	n/a	n/a	9.11
Management	n/a	n/a	7.50

Total estimated fair value of stock
options granted	$ 5,033	$219	$ 5,477

        Additional disclosure of stock options is included in Note 11.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and interest rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges. Accordingly, all derivatives are recognized on the balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. There was no hedge ineffectiveness recognized in earnings.

        Our policy requires that we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

        As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

        The cash flows related to financial instruments are classified in the statements of cash flows in a manner consistent with those of the transactions being hedged.

Comprehensive Income. Comprehensive income, which is included in the consolidated statement of shareholders’ equity, is defined as net income and other comprehensive income. Other comprehensive income includes changes in unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments and minimum pension liability adjustments, all recorded net of deferred income taxes directly in shareholders’ equity.

        For 2001, other comprehensive income also includes income of $303 for the cumulative effect adjustment related to the adoption of the new accounting standard for derivative financial instruments.

        The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

	2002	2001	2000

Available-for-sale securities adjustment:
Unrealized net holding gains (losses)
arising during the period	$ (9,419)	$ (3,859)	$ 185,584
Income taxes	3,391	1,389	(66,810)
Reclassification adjustment for net
losses (gains) realized in income	(2,656)	(28,980)	(152,770)
Income taxes	956	10,433	54,997

Available-for-sale securities adjustment	$ (7,728)	$ (21,017)	$ 21,001

Recently Issued Accounting Standards. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal years beginning after June 15, 2002, and will not have a material impact on our financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Under EITF Issue 94-3, a liability for an exit activity was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 will impact the timing of our recognition of costs associated with an exit or disposal activity but is not expected to have a material impact on our financial statements.

        In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 1 for the disclosures required by this standard at December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been included in Note 17. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on our financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on our financial statements.

2  ACQUISITIONS

        On October 13, 2000, Tredegar acquired the stock of ADMA s.r.l. (“ADMA”) and Promea Engineering s.r.l. (“Promea”) for cash consideration of $3,082 (including transaction costs and debt assumed of $3,234 and net of cash acquired of $2,393). Additional contingent consideration in the amount of $1,918 was paid in 2001. ADMA manufactures films used primarily in personal hygiene markets while Promea manufactures equipment to produce hygienic films and laminates. Both companies are headquartered in Chieti, Italy, and share a manufacturing site in Roccamontepiano, Italy.

        The acquisition was accounted for using the purchase method. Goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) arising from the acquisition was $5,455. The operating results for the acquired business have been included in the consolidated statements of income since the date acquired.

3  BUSINESS SEGMENTS

        Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Film Products’ primary customer for permeable, breathable and elastomeric films and nonwoven film laminates is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $242,760 in 2002, $235,356 in 2001 and $242,359 in 2000. These amounts include plastic film sold to others that converted the film into materials used in products manufactured by P&G.

	Net Sales			Operating Profit
	2002	2001	2000	2002	2001	2000

Film Products:
Ongoing operations	$ 376,904	$ 382,740	$ 380,202	$ 72,307	$ 61,787	$ 47,112
Unusual items (a)	—	—	—	2,750	(9,136)	(22,163)

	376,904	382,740	380,202	75,057	52,651	24,949

Aluminum Extrusions:
Ongoing operations	360,293	380,387	479,889	27,304	25,407	52,953
Unusual items (a)	—	—	—	(487)	(7,799)	(1,628)

	360,293	380,387	479,889	26,817	17,608	51,325

Therics:
Ongoing operations	208	450	403	(13,116)	(12,861)	(8,024)
Unusual items (a)	—	—	—	—	—	—

	208	450	403	(13,116)	(12,861)	(8,024)

Tredegar Investments:
Venture capital investments	—	—	—	(66,294)	(25,979)	130,879
Unusual items (a)	—	—	—	—	—	(191)

	—	—	—	(66,294)	(25,979)	130,688

Fiberlux:
Ongoing operations	—	—	1,856	—	—	(264)
Unusual items (a)	—	—	—	—	—	762

	—	—	1,856	—	—	498

Total (b)	$ 737,405	$ 763,577	$ 862,350	22,464	31,419	199,436

Interest income				1,934	2,720	2,578
Interest expense				9,352	12,671	17,319
Corporate expenses, net (a)				5,834	2,746	4,559

Income from continuing operations before income taxes				9,212	18,722	180,136
Income taxes (a)				3,015	4,598	65,183

Income from continuing operations				6,197	14,124	114,953
Loss from discontinued operations (a)				(8,728)	(4,372)	(3,577)

Net income (loss)				$ (2,531)	$ 9,752	$ 111,376

(a)	See Note 16 for more information on unusual items, and Note 18 for more information on discontinued operations.

(b)	The differences between total consolidated gross sales as reported in the consolidated statements of income on page 40 and segment and geographic net sales reported in this footnote is freight of $16,319 in 2002, $15,580 in 2001 and $17,125 in 2000.

(c)	Cash and cash equivalents includes funds held in foreign locations of $16,550, $13,560 and $9,910 at December 31, 2002, 2001 and 2000, respectively.

53

	Identifiable Assets
December 31	2002	2001	2000

Film Products	$379,635	$367,291	$367,526
Aluminum Extrusions	176,631	185,927	210,434
Therics	10,643	9,931	9,609
Tredegar Investments	108,713	158,887	236,698

Subtotal	675,622	722,036	824,267
General corporate	52,412	40,577	30,214
Cash and cash equivalents (c)	109,928	96,810	44,530

Continuing operations	837,962	859,423	899,011
Discontinued Molecumetics
operations	—	5,608	4,757

Total	$837,962	$865,031	$903,768

	Depreciation and Amortization			Capital Expenditures
	2002	2001	2000	2002	2001	2000

Film Products	$20,085	$22,047	$23,122	$24,063	$24,775	$53,161
Aluminum Extrusions	10,506	11,216	9,862	4,799	8,506	21,911
Therics	463	2,262	1,782	1,621	2,340	1,730
Tredegar Investments	—	—	18	—	—	86
Fiberlux	—	—	151	—	—	425

Subtotal	31,054	35,525	34,935	30,483	35,621	77,313
General corporate	353	329	315	60	519	384

Continuing operations	31,407	35,854	35,250	30,543	36,140	77,697
Discontinued Molecumetics
operations	527	2,055	1,734	793	2,850	2,133

Total	$31,934	$37,909	$36,984	$31,336	$38,990	$79,830

	Net Sales by Geographic Area
	2002	2001	2000

United States	$416,189	$476,015	$551,483
Exports from the United States to:
Canada	24,026	21,611	26,802
Latin America	20,711	23,752	26,224
Europe	22,720	11,342	9,685
Asia	27,480	25,906	31,437
Foreign operations:
Canada	130,356	118,404	153,713
Europe	69,278	56,329	35,579
Latin America	12,443	19,148	21,713
Asia	14,202	11,070	5,714

Total (b)	$737,405	$763,577	$862,350

	Identifiable Assets by Geographic Area
December 31	2002	2001	2000

United States	$515,542	$575,915	$673,687
Canada	78,544	78,353	89,663
Europe	57,351	43,025	36,337
Latin America	8,620	14,776	18,308
Asia	15,565	15,575	11,029
General corporate	52,412	40,577	30,214
Cash and cash equivalents (c)	109,928	96,810	44,530

Total	$837,962	$865,031	$903,768

54

4  ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

December 31	2002	2001

Trade, less allowance for doubtful
accounts and sales returns of $6,042
in 2002 and $8,133 in 2001	$73,827	$75,955
Volume shortfall payments, contract
terminations and revisions due from P&G	15,329	646
Other	3,736	2,673

Total	$92,892	$79,274

5  INVENTORIES

Inventories consist of the following:

December 31	2002	2001

Finished goods	$ 7,841	$ 8,407
Work-in-process	3,905	4,560
Raw materials	21,076	21,800
Stores, supplies and other	11,147	10,549

Total	$ 43,969	$ 45,316

        Inventories stated on the LIFO basis amounted to $14,829 at December 31, 2002 and $20,080 at December 31, 2001, which are below replacement costs by approximately $12,473 at December 31, 2002 and $13,543 at December 31, 2001.

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

        During 2002 and 2001, $1,512 and $1,460, respectively, of net losses were reclassified from other comprehensive income to earnings and were offset by gains from transactions relating to the underlying hedged item. As of December 31, 2002, we expect $200 of unrealized losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. During 2002, there were no gains or losses reclassified into earnings because the hedge transaction was no longer expected to occur.

7  INVESTMENTS

        On October 15, 2002, we announced the retention of San Francisco-based Probitas Partners to explore alternatives aimed at maximizing the after-tax value of our venture capital investments. Several alternatives are being considered, including the sale of substantially all of the portfolio in a secondary market transaction.

        Recent industry transactions in the secondary market have been completed with significant discounts to reported fair value. The ultimate after-tax value of the portfolio under a hold strategy is uncertain. If we do not dispose of a substantial portion of the venture capital portfolio by the end of 2003, we will forego significant tax benefits that would be available for carry-back of possible capital losses. After considering the reported capital gains and tax deductions taken on our final 2001 tax return filed on September 16, 2002, the net capital gains for tax purposes available for carry-back of potential capital losses total $163 million, $158 million relating to 2000 and $5 million relating to 2001. The taxable gains generated in 2000 and 2001 are available for the carry-back of tax-related capital losses through 2003 and 2004, respectively.

        A summary of our investment activities is provided below:

	2002	2001	2000

Carrying value of venture capital investments,
beginning of period	$ 155,084	$ 232,259	$ 140,698
Venture capital investment activity for period
(pre-tax amounts):
New investments	20,373	24,504	93,058
Proceeds from the sale of investments, including
broker receivables at end of period	(8,918)	(49,185)	(170,280)
Realized gains	4,454	33,104	154,928
Realized losses, write-offs and write-downs	(65,154)	(52,759)	(18,959)
Increase (decrease) in net unrealized gain on
available-for-sale securities	(12,074)	(32,839)	32,814

Carrying value of venture capital investments,
end of period	$ 93,765	$ 155,084	$ 232,259

        Our remaining unfunded commitments to private venture capital funds totaled approximately $28,600 at December 31, 2002, which we expect to fund over the next two years. Effective January 1, 2001, we entered into a three-year agreement whereby Perennial Ventures will manage our existing direct portfolio investments. The agreement calls for remaining management fee payments of $1,690 in 2003.

        A schedule of investments is provided on the next two pages.

Tredegar Corporation Schedule of Investments at December 31, 2002 and 2001					Public Common Stock or Equivalents at 12/31/02				12/31/02 (e)			12/31/01 (e)

(In Thousands, Except Per-Share Amounts)							Estimated Restricted Stock Dis- count (b)
								Estimated Fair Value			Estimated Fair Value
		Yrs. Held (a)		Web Site (www.)	Shares Held	Closing Price			Carrying Value	Cost Basis		Carrying Value	Cost Basis
Investment	Symbol		Description

Securities of Public Companies Held:
Illumina, Inc.	ILMN	4.1	Fiber optic sensor technology for drug screening	illumina.com	813	$3.37	0%	$ 2,741	$ 2,741	$ 1,933	$10,749	$ 10,749	$ 2,173
Adolor Corporation	ADLR	4.1	Develops pain-management therapeutic drugs	adolor.com	-	-	0%	-	-	-	3,704	3,704	844
Vascular Solutions	VASC	5.0	Vascular access site closure system	vascularsolutions.com	861	1.01	0%	869	869	2,429	2,401	2,401	2,429
SignalSoft Corporation	SGSF	4.8	Wireless caller location detection software	signalsoftcorp.com	-	-	0%	-	-	-	1,835	1,835	1,330
Photon Dynamics, Inc. (d)	PHTN	4.6	Test and repair systems for flat panel display industry	photondynamics.com	-	-	0%	-	-	-	763	387	940
Cisco Systems, Inc. (d)	CSCO	3.5	Worldwide leader in networking for the Internet	cisco.com	-	-	0%	-	-	-	245	245	200
Nortel Networks Corporation (d)	NT	4.8	Networking solutions and services	nortelnetworks.com	-	-	0%	-	-	-	151	148	117
CardioGenesis Corporation	CGCP	8.6	Coronary revascularization	eclipsesurg.com	-	-	0%	-	-	-	132	132	616
Openwave Systems, Inc. (d)	OPWV	3.1	Infrastructure applications for the Internet	openwave.com	-	-	0%	-	-	-	14	14	7

Total securities of public companies held								3,610	3,610	4,362	19,994	19,615	8,656

Securities of Private Companies Held:
CryoGen and CryoCor		7.3	Cryogenic technology to cure cardiac arrhythmias	cryocor.com				570	545	545	2,339	2,339	3,910
Sensitech Inc.		5.8	Perishable product mgmt. solutions	sensitech.com				3,197	2,333	2,333	3,197	2,333	2,333
Songbird Medical, Inc.		5.4	Disposable hearing aids					3,133	3,133	7,167	3,303	3,303	5,215
Appliant, Inc.		5.2	Software tools for managing executable software	appliant.com				-	-	3,899	6,439	3,899	3,899
HemoSense		5.1	Point of care blood coagulation time test device	hemosense.com				2,771	2,485	2,485	2,771	2,485	2,485
Moai Technologies, Inc.		5.0	System for holding auctions on the Internet	moai.com				-	-	2,021	-	-	2,021
Babycare, Ltd.		4.9	Direct retailing of baby care products in China					851	-	1,009	-	-	1,009
NovaLux, Inc.		4.6	Blue-green light lasers	novalux.com				-	-	10,149	10,149	10,149	10,149
Xcyte Therapies, Inc.		4.4	Develops drugs to treat cancer & other disorders	xcytetherapies.com				4,634	4,634	4,634	4,634	4,634	4,634
Advanced Imaging		4.1	3-D medical imaging equipment					-	-	2,621	2,137	2,121	2,121
EndoVasix, Inc.		3.9	Device for treatment of ischemic strokes	endovasix.com				1,450	1,450	4,797	800	800	4,000
eWireless, inc.		3.9	Technology linking cell phone users & advertising	ewireless.com				-	-	2,250	-	-	2,250
Cooking.com, Inc.		3.8	Sales of cooking-related items over the Internet	cooking.com				974	974	4,500	1,500	1,500	4,500
MediaFlex.com		3.7	Internet-based printing & publishing	mediaflex.com				-	-	3,500	-	-	3,500
eBabyCare Ltd.		3.6	Sales of babycare products over the Internet in China					-	-	314	-	-	314
Kodiak Technologies, Inc.		3.5	Cooling products for organ & pharma transport	kodiaktech.com				-	-	2,507	2,202	2,202	2,202
Artemis Medical, Inc.		3.5	Medical devices for breast cancer surgery					1,802	1,802	3,608	3,267	2,467	2,467
CEPTYR, Inc.		3.4	Develops small molecule drugs	ceptyr.com				315	315	1,750	1,750	1,750	1,750
ThinkFree.com		3.2	Java-based software complementary to Microsoft Office	thinkfree.com				652	652	1,803	741	741	1,491
BroadRiver Communications		3.1	Local DSL provider	purepacket.com				-	-	4,779	-	-	4,779
Quarry Technologies, Inc.		3.1	Technology for delivery of differentiated service levels	quarrytech.com				3,162	3,162	4,641	2,567	2,567	4,046
FastTrack Systems, Inc.		2.9	Clinical trial data management information systems					7,182	5,479	5,479	7,182	5,479	5,479
Riveon, Inc.		2.9	Web-based data mining software for business managers					-	-	1,990	-	-	1,990
MedManage Systems Inc.		2.7	Management of prescription drug sampling programs	medmanagesystems.com				3,154	3,154	6,200	5,200	5,200	5,200
Infinicon, Inc.		2.5	Manufacturer of infiniband input/output products	infiniconsys.com				6,985	6,985	6,985	4,573	4,573	4,573
Cbyon, Inc.		2.5	Provider of software image data to assist surgeons	cbyon.com				2,118	2,118	5,000	4,178	4,178	4,178
Extreme Devices		2.3	Manufacturer of integrated, solid-state electron source					800	800	5,000	5,000	5,000	5,000
Locus Discovery, Inc.		2.1	Computational chemogenomics technology	locusdiscovery.com				3,167	3,167	4,000	6,333	4,000	4,000
eTunnels Inc.		2.0	VPNs across all ISPs and companies	etunnels.com				-	-	4,641	3,748	3,748	3,748
Elixir		2.0	Evaluation technology for anti-aging compounds					3,327	3,327	3,327	2,827	2,827	2,827

Total securities of private companies held								50,244	46,515	113,934	86,837	78,295	106,070

Limited partnership interests in private venture capital funds and other (period held of .5 - 10.3 years) (c)								45,587	43,640	72,209	64,889	57,174	75,247

Total investments								99,441	$ 93,765	$190,505	171,720	$155,084	$189,973

Estimated tax cost (benefit) on assumed disposal at fair value (Unaudited)								(32,783)			(6,571)

Estimated net asset value (“NAV”) (Unaudited)								$132,224			$178,291

See notes on page 58.
57
Tredegar Corporation Schedule of Investments at December 31, 2002 and 2001 (In Thousands, Except Per-Share Amounts) Notes:

(a)	The period held for an investment in a company or a venture capital fund is computed using the initial investment date and the current valuation date. If a company has merged with another company, then the initial investment date is the date of the investment in the predecessor company.

(b)	Restricted securities are securities for which an agreement exists not to sell shares for a specified period of time, usually 180 days. Also included within the category of restricted securities are unregistered securities, the sale of which must comply with an exemption to the Securities Act of 1933 (usually SEC Rule 144). These unregistered securities are either the same class of stock that is registered and publicly traded or are convertible into a class of stock that is registered and publicly traded.

(c)	At December 31, 2002, Tredegar had ownership interests in 29 venture capital funds, including an indirect interest in the following public companies, among others (disposition of shares held by venture funds, including distributions to limited partners, is at the sole discretion of the general partner of the fund):

						Indirect
			Indirect Interest in Common Shares		Average Restricted Stock Dis- count
						Estimated Fair Value
				Closing Price			Cost Basis
Indirect Investment	Symbol	Description

Adolor Corporation	ADLR	Develops pain-management therapeutic drugs (adolor.com)	65	$13.91	20%	$719	$309
Illumina, Inc.	ILMN	Fiber optic sensor technology for drug screening (illumina.com)	215	3.37	20%	580	333
Array Biopharma	ARRY	Drug discovery research using innovative chemistry (arraybiopharma.com)	71	5.55	20%	317	170
Avenue A, Inc.	AVEA	Technology-based Internet advertising services	78	2.90	20%	181	196
Seattle Genetics	SGEN	Biopharmaceuticals for treatment of cancers (seattlegenetics.com)	72	3.10	20%	179	157

(d)	Public company stock received from the acquisition of a private company in the portfolio.

(e)	Our portfolio is subject to risks typically associated with investments in technology start-up companies, which include business failure, illiquidity and stock market volatility.
58

8  ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31	2002	2001

Payrolls, related taxes and medical and
other benefits	$14,621	$16,401
Workmen’s compensation and disabilities	3,658	3,295
Vacation	4,202	4,145
Contract research revenues received
in advance	—	582
Environmental, plant shutdowns
and divestitures	1,739	3,739
Derivative financial instruments:
Aluminum futures contracts for hedging
forward sales contracts (see Note 6)	316	2,042
Interest rate swaps (see Note 9)	992	2,173
Other	16,881	15,260

Total	$42,409	$47,637

9  DEBT AND CREDIT AGREEMENTS

        On October 20, 1999, we borrowed $250,000 under a term loan agreement dated October 13, 1999. A portion of the term loan proceeds ($230,000) was used to repay all of the outstanding borrowings at that time under our revolving credit facility. The balance ($20,000) was invested in cash equivalents. On April 30, 2002, we completed a $100,000 364-day revolving credit facility and terminated our $275,000 revolver that would have matured in July 2002. This short-term facility is an interim step to longer-term financing that we plan to initiate once the evaluation of alternatives for the venture capital portfolio and Therics are completed. Tredegar also has a note payable with a remaining balance of $5,000. Total debt due and outstanding at December 31, 2002, is summarized below:

Debt Due and Outstanding at 12/31/02

Year Due	Note Payable	Term Loan	Other	Total Debt Due

2003	$ 5,000	$ 50,000	$ —	$ 55,000
2004	—	75,000	1,897	76,897
2005	—	125,000	115	125,115
2006	—	—	101	101
2007	—	—	101	101
Remainder	—	—	2,066	2,066

Total	$ 5,000	$ 250,000	$ 4,280	$ 259,280

59

        The term loan and revolving credit agreements provide for interest to be charged at a base rate (generally the London Interbank Offered Rate (“LIBOR”)) plus a spread that is dependent on our quarterly debt-to-total capitalization ratio. The fully borrowed spread over LIBOR charged at the various debt-to-total capitalization levels is as follows:

Fully-Borrowed Spread Over LIBOR Under Credit Agreements (Basis Points)
Debt-to-Total Capitalization Ratio	Revolver	Term Loan

> 55% and <= 60%	—	100.0
> 50% and <= 55%	—	87.5
> 40% and <= 50%	125.0	75.0
> 35% and <= 40%	100.0	62.5
> 30% and <= 35%	100.0	62.5
<= 30%	75.0	50.0

        Our loan agreements contain restrictions, among others, on the minimum shareholders’ equity required and the maximum debt-to-total capitalization ratio permitted (50%). At December 31, 2002, shareholders’ equity was in excess of the minimum required by $82,932 and $100,000 was available to borrow under the 50% debt-to-total capitalization ratio restriction.

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

10  SHAREHOLDER RIGHTS AGREEMENT

        Pursuant to a Rights Agreement dated as of June 30, 1999 (as amended), between Tredegar and National City Bank as Rights Agent, one Right is attendant to each share of our common stock. Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the “Preferred Stock”), at an exercise price of $150 per share (the “Purchase Price”). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person or group whose beneficial ownership is reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on May 20, 1997, cannot cause the Rights to become exercisable.

        Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock (or in certain circumstances, cash, property or other securities of Tredegar or a potential acquirer) having a value equal to twice the amount of the Purchase Price.

        The Rights will expire on June 30, 2009.

11  STOCK OPTION PLANS

        We have two stock option plans under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. One of those option plans is a directors’ stock plan. In addition, we have two other stock option plans under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest one to two years from the date of grant. The outstanding options granted to directors vest over three years. The option plans also permit the grant of restricted stock. The current option plans do not provide for SARs and no SARs have been granted since 1992. All SARs outstanding at December 31, 2001, were exercised during 2002.

        A summary of our stock options outstanding at December 31, 2002, 2001 and 2000, and changes during those years, is presented below:

			Exercise Price Per Share
	Number of Shares					Wgted.
	Options	SARs	Range			Ave.

Outstanding at 12/31/99	2,984,723	164,835	$ 2.70	to	$ 46.63	$ 17.56
Granted in 2000	654,310	—	17.88	to	25.44	20.70
Lapsed in 2000	(208,300)	—	19.75	to	46.63	32.97
Options exercised in 2000	(479,243)	(47,000)	2.70	to	21.00	7.72

Outstanding at 12/31/00	2,951,490	117,835	$ 2.70	to	$ 46.63	$ 18.76
Granted in 2001	26,000	—	18.35	to	21.00	19.96
Lapsed in 2001	(52,960)	—	19.75	to	25.65	21.61
Options exercised in 2001	(47,510)	(13,735)	2.70	to	18.37	5.42

Outstanding at 12/31/01	2,877,020	104,100	$ 2.70	to	$ 46.63	$ 18.94
Granted in 2002	624,500	—	14.56	to	18.90	18.74
Lapsed in 2002	(57,150)	—	18.90	to	21.50	19.36
Options exercised in 2002	(283,490)	(104,100)	2.70	to	23.13	4.87

Outstanding at 12/31/02	3,160,880	—	$ 3.37	to	$ 46.63	$ 20.16

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2002:

			Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
				Weighted Average
Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$ 3.37	to	$ 5.34	306,520	1.15	$ 4.27	306,520	$ 4.27
3.87	to	4.17	196,325	2.15	4.17	196,325	4.17
7.38	to	9.67	231,160	3.13	8.54	231,160	8.54
14.56	to	17.88	319,450	4.62	16.47	289,450	16.55
18.35	to	19.75	947,550	5.19	19.22	389,650	19.70
20.44	to	25.65	479,300	3.80	23.08	463,300	23.15
28.61	to	34.97	384,575	3.58	31.54	384,575	31.54
40.80	to	46.63	296,000	3.01	43.72	296,000	43.72

$ 3.37		$46.63	3,160,880	3.79	$20.16	2,556,980	$20.48

        Stock options exercisable totaled 2,281,670 at December 31, 2001 and 1,465,705 shares at December 31, 2000. Stock options available for grant totaled 618,125 shares at December 31, 2002, 1,192,475 shares at December 31, 2001 and 1,193,375 shares at December 31, 2000.

12  RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

        We have noncontributory and contributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. Pension plan assets consist principally of domestic and international common stocks and domestic and international government and corporate obligations. In addition to providing pension benefits, we provide postretirement life insurance and health care benefits for certain groups of employees. Tredegar and retirees share in the cost of postretirement health care benefits, with employees retiring after July 1, 1993, receiving a fixed subsidy to cover a portion of their health care premiums.

        Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
	2002	2001	2000	2002	2001	2000

Weighted-average assumptions:
Discount rate, end of year	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Rate of compensation increases,
end of year	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%
Expected long-term return on
plan assets, during the year	9.00%	9.00%	9.00%	n/a	n/a	n/a
Rate of increase in per-capita cost
of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	8.00%	8.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.60%	6.60%
Components of net periodic benefit
income (cost):
Service cost	$ (4,397)	$ (4,147)	$ (4,152)	$ (103)	$ (105)	$ (149)
Interest cost	(11,680)	(11,065)	(10,521)	(578)	(601)	(567)
Employee contributions	220	225	263	—	—	—
Other	(87)	(96)	(90)	—	—	93
Expected return on plan assets	23,701	23,141	19,832	—	—	—
Amortization of:
Net transition asset	20	20	221	—	—	—
Prior service costs and gains
or losses	1,941	3,421	1,643	64	28	75

Net periodic benefit income (cost)	$ 9,718	$ 11,499	$ 7,196	$ (617)	$ (678)	$ (548)

62

The following tables reconcile the changes in benefit obligations and plan assets in 2002 and 2001, and reconcile the funded status to prepaid or accrued cost at December 31, 2002 and 2001:

	Pension Benefits		Other Post- Retirement Benefits
	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$ 164,242	$ 149,917	$ 8,369	$ 8,119
Service cost	4,397	4,147	103	105
Interest cost	11,680	11,065	578	601
Plan amendments	(587)	3,437	—	—
Effect of discount rate change	11,025	4,495	501	221
Employee contributions	220	225	—	—
Other	(3,152)	(686)	(235)	(321)
Benefits paid	(8,707)	(8,358)	(322)	(356)

Benefit obligation, end of year	$ 179,118	$ 164,242	$ 8,994	$ 8,369

Change in plan assets:
Plan assets at fair value,
beginning of year	$ 237,534	$ 266,307	$ —	$ —
Actual return on plan assets	(21,842)	(21,315)	—	—
Employee contributions	220	225	—	—
Employer contributions	1,355	771	321	355
Other	(87)	(96)	—	—
Benefits paid	(8,707)	(8,358)	(321)	(355)

Plan assets at fair value, end of year	$ 208,473	$ 237,534	$ —	$ —

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$ 29,355	$ 73,292	$(8,994)	$(8,369)
Unrecognized net transition
(asset) obligation	(15)	(36)	—	—
Unrecognized prior service cost	3,739	4,995	—	—
Unrecognized net (gain) loss	34,915	(21,414)	(634)	(954)

Prepaid (accrued) cost, end of year	$ 67,994	$ 56,837	$(9,628)	$(9,323)

Amounts recognized in the consolidated
balance sheets:
Prepaid benefit cost	$ 67,994	$ 56,837
Accrued benefit liability	(7,396)	—
Intangible asset	2,265	—
Deferred tax liability	1,821	—
Accumulated other comprehensive
loss	3,310	—

Net amount recognized	$ 67,994	$ 56,837

        Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

        At December 31, 2002, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

        Prepaid pension cost of $67,994 at December 31, 2002 and $56,837 at December 31, 2001, is included in “Other assets and deferred charges” in the consolidated balance sheets. The accrued benefit liability of $7,396 and the intangible asset of $2,265 at December 31, 2002, are also included in “Other assets and deferred charges” in the consolidated balance sheets. Accrued postretirement benefit cost of $9,628 at December 31, 2002 and $9,323 at December 31, 2001, is included in “Other noncurrent liabilities” in the consolidated balance sheets.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $27,419, $27,290 and $21,400, respectively, at December 31, 2002.

        We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,064 at December 31, 2002 and $2,159 at December 31, 2001. Pension expense recognized was $255 in 2002, $326 in 2001 and $448 in 2000. This information has been included in the preceding pension benefit tables.

13  SAVINGS PLAN

        We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee’s contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,573 in 2002, $2,918 in 2001 and $2,738 in 2000. Our liability under the restoration plan was $993 at December 31, 2002 (consisting of 66,185 phantom shares of common stock) and $1,383 at December 31, 2001 (consisting of 72,818 phantom shares of common stock) valued at the closing market price on those dates.

        The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. There were no shares purchased in 2002, 2001 or 2000. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

14  RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

        Rental expense was $4,286 in 2002, $4,414 in 2001 and $4,457 in 2000. Rental commitments under all non-cancelable operating leases as of December 31, 2002, are as follows:

Year	Amount

2003	$ 2,920
2004	2,898
2005	2,567
2006	1,925
2007	1,851
Remainder	5,194

Total	$ 17,355

        Therics has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $12,500. Tredegar Investments has future rental commitments under a noncancelable operating lease through 2007 (which contains a sublease option) totaling $1,530. These future rental commitments are included in the above table.

        Contractual obligations for plant construction and purchases of real property and equipment amounted to $17,710 at December 31, 2002 and $9,726 at December 31, 2001.

15  INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

	2002	2001	2000

Income (loss) from continuing operations
before income taxes:
Domestic	$ (4,444)	$ 10,262	$ 165,147
Foreign	13,656	8,460	14,989

Total	$ 9,212	$ 18,722	$ 180,136

Current income taxes:
Federal	$ (6,901)	$ 6,300	$ 60,746
State	867	2,226	3,744
Foreign	1,954	4,704	5,206

Total	(4,080)	13,230	69,696

Deferred income taxes:
Federal	4,047	(8,347)	(6,744)
State	373	(279)	(306)
Foreign	2,675	(6)	2,537

Total	7,095	(8,632)	(4,513)

Total income taxes	$ 3,015	$ 4,598	$ 65,183

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes
	2002	2001		2000

Income tax expense at federal statutory rate	35.0	35.0		35.0
State taxes, net of federal income tax benefit	8.8	6.8		1.2
Unremitted earnings from foreign operations	(4.7)	2.1		1.1
Non-deductible expenses	2.0	.7		.1
Research and development tax credit	(4.1)	(3.4)		(.4)
Extraterritorial Income Exclusion	(6.7)	(5.9)		(.6)
Reversal of income tax contingency accruals	—	(10.	2)	—
Foreign rate differences and other	2.4	(.5)		(.2)

Effective income tax rate	32.7	24.6		36.2

65

Deferred tax liabilities and deferred tax assets at December 31, 2002 and 2001, are as follows:

December 31	2002	2001

Deferred tax liabilities:
Depreciation	$ 28,780	$ 24,793
Pensions	22,402	20,520
Unrealized gain on available-for-sale securities	331	4,677
Amortization of goodwill	4,818	3,000
Other	1,005	373

Total deferred tax liabilities	57,336	53,363

Deferred tax assets:
Employee benefits	4,522	7,939
Tax in excess of book basis for venture capital
investments	35,151	17,932
Inventory	248	1,165
Tax benefit on NOL carryforwards of certain
foreign subsidiaries	436	915
Foreign currency translation adjustment	2,294	3,234
Allowance for doubtful accounts and sales returns	1,974	2,180
Asset write-offs, divestitures and environmental
accruals	5,694	11,197
Loss on derivative financial instruments	466	1,507
Other	84	4,331

Total deferred tax assets	50,869	50,400

Net deferred tax liability	$ 6,467	$ 2,963

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$ 27,443	$ 18,985
Current deferred tax assets in excess of liabilities	20,976	16,022

Net deferred tax liability	$ 6,467	$ 2,963

16 UNUSUAL ITEMS

In 2002, the gain from unusual items (net) totaling $2,263 ($1,448 after taxes) primarily included:

•	A fourth-quarter net gain of $5,618 ($3,596 after taxes) for payments received from P&G related to terminations and revisions to contracts of $11,718 and related asset write-downs of $6,100;

•	A fourth-quarter charge of $1,457 ($932 after taxes) for asset impairments in the films business;

•	A fourth-quarter gain of $529 ($338 after taxes) related to the sale of assets acquired in a prior acquisition;

•	A fourth-quarter charge of $392 ($251 after taxes) for additional costs incurred related to the 2000 shutdown of the films plant in Manchester, Iowa;

•	A fourth-quarter charge of $318 ($204 after taxes) for additional costs incurred related to the shutdown of the aluminum extrusions plant in El Campo, Texas;

•	A fourth-quarter charge of $259 ($166 after taxes) for additional costs incurred related to the shutdown of the films plant in Tacoma, Washington;

•	A third-quarter charge of $178 ($114 after taxes) primarily for relocation and employee-related costs in connection with the shutdown of the films plant in Carbondale, Pennsylvania;

•	A second-quarter charge of $268 ($172 after taxes) primarily for relocation and employee-related costs in connection with the shutdown of the films plant in Tacoma, Washington;

•	A first-quarter charge of $800 ($512 after taxes) for severance for approximately 70 people and other employee-related costs in connection with the shutdown of the films plant in Carbondale, Pennsylvania; and

•	A first-quarter charge of $196 ($125 after taxes) for costs incurred in the transfer of business related to the shutdown of the aluminum extrusions plant in El Campo, Texas.

66

As of December 31, 2002, the previously announced plant shutdowns are substantially complete. Substantially all the costs associated with these shutdowns have been paid and the remaining accrued liabilities are not material.

        In 2001, the charge from unusual items (net) totaling $15,964 ($8,313 after taxes) included:

•	A fourth-quarter charge of $2,877 ($1,841 after taxes) for the September 2002 shutdown of the films plant in Carbondale, Pennsylvania, including an impairment loss for equipment of $1,824, excess working capital of $452, dismantling of equipment of $200 and other items of $401;

•	A fourth-quarter charge of $1,368 ($875 after taxes) for impairment of our films business in Argentina;

•	A fourth-quarter charge of $951 ($609 after taxes) for additional costs incurred for the shutdown of the aluminum extrusions plant in El Campo, Texas, including additional employee-related costs and expenses related to the transfer of business;

•	A fourth-quarter charge of $386 ($247 after taxes) for severance costs for approximately 45 people associated with the shutdown of the films plant in Tacoma, Washington;

•	A third-quarter charge of $6,848 ($4,383 after taxes) for the shutdown of the aluminum extrusions plant in El Campo, Texas, including an impairment loss for building and equipment of $4,486, severance costs of $710 for approximately 125 people, excess working capital of $888 and other items of $764;

•	A third-quarter charge of $3,000 ($1,920 after taxes) for the April 2002 shutdown of the films plant in Tacoma, Washington, including an impairment loss for equipment of $1,235, dismantling of equipment and restoration of the leased space of $700, excess working capital of $650 and other items of $415;

•	A second-quarter gain of $971 ($621 after taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the operating profit by segment table in Note 3);

•	A first-quarter charge of $1,600 ($1,024 after taxes) for severance costs related to further rationalization in the films business and a fourth-quarter reversal of $95 ($61 after taxes) related to this accrual due to revised estimates; and

•	A second-quarter income tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in “Income taxes” in the Consolidated Statements of Income).

In 2000, the charge from unusual items (net) totaling $23,220 ($14,861 after taxes) included:

•	A fourth-quarter charge of $1,628 ($1,042 after taxes) related to restructuring at our aluminum plant in El Campo, Texas, including an impairment loss for equipment of $1,492 and severance of $136;

•	A fourth-quarter gain of $237 ($152 after taxes) related to the second-quarter sale of the assets of Fiberlux, Inc.;

•	A third-quarter charge of $17,870 ($11,437 after taxes) for the write-off of excess production capacity at our films plants in Lake Zurich, Illinois, and Terre Haute, Indiana, including an impairment loss for equipment of $7,920 and write-off of the related goodwill of $9,950;

•	A third-quarter reversal of $1,000 ($640 after taxes) related to the first quarter charge for the shutdown of the films plant in Manchester, Iowa, due to revised estimates;

•	A second-quarter gain of $525 ($336 after taxes) for the sale of the assets of Fiberlux, Inc.;

•	A first-quarter charge of $5,293 ($3,388 after taxes) for the shutdown of our films plant in Manchester, Iowa, including an impairment loss for building and equipment of $4,143, severance costs of $700, and excess inventory and other items of $450; and

•	A first-quarter charge of $191 ($122 after taxes) for costs associated with the evaluation of financing and structural options for Tredegar Investments.

As noted above, we recorded impairment losses on long-lived assets due to excess production capacity and operating inefficiencies. The losses recognized represent the differences between the carrying value of the assets and related goodwill (in 2001 and 2000, only) and the estimated fair values of the assets.

17  CONTINGENCIES

        We are involved in various stages of investigation and remediation relating to environmental matters at certain plant locations. Where we have determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As we continue efforts to assure compliance with applicable environmental laws and regulations, additional contingencies may be identified. If additional contingencies are identified, our practice is to determine the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. We do not believe that additional costs that could arise from those activities will have a material adverse effect on our financial position. However, those costs could have a material adverse effect on quarterly or annual operating results at that time.

        We are involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of these actions, we believe that we have sufficiently accrued for possible losses and that the actions will not have a material adverse effect on our financial position. However, the resolution of the actions in a future period could have a material adverse effect on quarterly or annual operating results at that time.

        From time to time, we enter into transactions with third parties in connection with the sale of assets or businesses in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the assets or business. Also, in the ordinary course of our business, we may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. We disclose contingent liabilities if the probability of loss is reasonably possible and significant.

18  DISCONTINUED OPERATIONS

        On July 2, 2002, the operations at Molecumetics ceased. The operating results of Molecumetics have been reported as discontinued operations and results for prior periods have been restated. Cash flows for Molecumetics have not been separately disclosed in the accompanying statement of cash flows. For the years ended December 31, 2002, 2001 and 2000, operating losses for Molecumetics were $5,928, $8,876 and $5,589, respectively, while revenues were $515, $3,991 and $6,904, respectively. In addition to the operating loss, discontinued operations for 2002 include a charge of $7,500 ($4,875 after taxes) for the loss on the disposal of Molecumetics. This charge is comprised of an impairment loss for assets of $4,860, severance and other employee related costs of $1,390 and miscellaneous disposal costs of $1,250. The tangible assets were sold during the fourth quarter for cash proceeds of $800.

        On August 16, 1994, The Elk Horn Coal Corporation (“Elk Horn”), our former 97% owned coal subsidiary, was acquired by Pen Holdings, Inc. At the time of the sale, we recorded an income tax contingency accrual. In the second quarter of 2001, we recognized an after-tax gain of $1,396 related to the reversal of this income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. This gain was reported in discontinued operations in the accompanying income statement consistent with the treatment of Elk Horn when sold.

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries (In thousands, except per-share amounts) (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2002

Net sales	$ 173,709	$ 196,503	$ 190,306	$ 176,887	$ 737,405
Gross profit	36,309	42,535	37,978	37,925	154,747
Income (loss) from continuing operations	2,890	2,111	(786)	1,982	6,197
Income (loss) from discontinued operations	(2,307)	(5,446)	(975)	—	(8,728)

Net income (loss)	583	(3,335)	(1,761)	1,982	(2,531)
Earnings (loss) per share:
Basic:
Continuing operations	.08	.06	(.02)	.05	.16
Discontinued operations	(.06)	(.14)	(.03)	—	(.23)

Net income (loss)	.02	(.08)	(.05)	.05	(.07)
Diluted:
Continuing operations	.08	.05	(.02)	.05	.16
Discontinued operations	(.06)	(.14)	(.03)	—	(.23)

Net income (loss)	.02	(.09)	(.05)	.05	(.07)
Shares used to compute earnings (loss) per share:
Basic	38,167	38,270	38,334	38,298	38,268
Diluted	38,855	39,111	38,334	38,775	38,869

2001

Net sales	$ 190,471	$ 195,871	$ 197,831	$ 179,404	$ 763,577
Gross profit	34,830	36,131	37,358	36,935	145,254
Income (loss) from continuing operations	3,035	13,030	915	(2,856)	14,124
Income (loss) from discontinued operations	(1,134)	479	(2,029)	(1,688)	(4,372)

Net income (loss)	1,901	13,509	(1,114)	(4,544)	9,752
Earnings (loss) per share:
Basic:
Continuing operations	.08	.34	.02	(.08)	.37
Discontinued operations	(.03)	.02	(.05)	(.04)	(.11)

Net income (loss)	.05	.36	(.03)	(.12)	.26
Diluted:
Continuing operations	.08	.34	.02	(.08)	.36
Discontinued operations	(.03)	.01	(.05)	(.04)	(.11)

Net income (loss)	.05	.35	(.03)	(.12)	.25
Shares used to compute earnings (loss) per share:
Basic	38,069	38,055	38,059	38,079	38,061
Diluted	38,809	38,838	38,838	38,079	38,824

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2003	TREDEGAR CORPORATION (Registrant) By /s/ N. A. Scher —————————————— Norman A. Scher President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 12, 2003.

Signature	Title

/s/ John D. Gottwald ——————————————— (John D. Gottwald)	Chairman of the Board of Directors

/s/ N. A. Scher ——————————————— (Norman A. Scher)	President and Director (Principal Executive Officer)

/s/ D. Andrew Edwards ——————————————— (D. Andrew Edwards)	Vice President, Finance and Treasurer (Principal Financial Officer)

/s/ Michelle O. Mosier ——————————————— (Michelle O. Mosier)	Corporate Controller (Principal Accounting Officer)

/s/ Austin Brockenbrough, III ——————————————— (Austin Brockenbrough, III)	Director

/s/ Phyllis Cothran ——————————————— (Phyllis Cothran)	Director

/s/ R. W. Goodrum ——————————————— (R. W. Goodrum)	Director

/s/ Floyd D. Gottwald, Jr. ——————————————— (Floyd D. Gottwald, Jr.)	Director

/s/ William M. Gottwald ——————————————— (William M. Gottwald)	Director

/s/ Richard L. Morrill ——————————————— (Richard L. Morrill)	Director

/s/ Thomas G. Slater, Jr. ——————————————— (Thomas G. Slater, Jr.)	Director

/s/ R. Gregory Williams ——————————————— (R. Gregory Williams)	Director

CEO CERTIFICATION

I, Norman A. Scher, certify that:

1.	I have reviewed this annual report on Form 10-K of Tredegar Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003 ——————————————	/s/ Norman A. Scher —————————————— Norman A. Scher President and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, D. Andrew Edwards, certify that:

1.	I have reviewed this annual report on Form 10-K of Tredegar Corporation (the “Company”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The Company’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003 ——————————————	/s/ D. Andrew Edwards —————————————— D. Andrew Edwards Vice President, Finance and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference)

3.2	Amended By-laws of Tredegar

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2	Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, filed June 16, 1999, as amended, and incorporated herein by reference)

4.2.1	Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank.

4.3	Loan Agreement dated June 16, 1993 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference)

4.3.1	Consent and Agreement dated September 26, 1995, between Tredegar Industries, Inc. and Metropolitan Life Insurance Company (filed as Exhibit 4.2 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference)

4.3.2	First Amendment to Loan Agreement dated as of October 31, 1997 between Tredegar and Metropolitan Life Insurance Company (filed as Exhibit 4.3.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

4.4	Credit Agreement dated April 30, 2002, among Tredegar Corporation, as Borrower, Wachovia Bank, National Association, as Administrative Agent, Suntrust Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (filed as Exhibit 4. to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference)

4.5	Credit Agreement, dated October 13, 1999, among Tredegar, the banks named therein, Bank of America, N.A. as Administrative Agent, the Bank of New York and Crestar Bank as Co-Document Agents (filed as Exhibit 4 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2	Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3	Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4	Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.5	Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.6	Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.7	Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.7.1	Amendment to the Tredegar 1992 Omnibus Incentive Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.8	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.8.1	Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.8.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.9	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.10	Tredegar Industries, Inc. Amended and Restated Incentive Plan (included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, and incorporated herein by reference)

*10.11	Consulting Agreement made as of April 1, 2000 between Tredegar and Richard W. Goodrum (filed as Exhibit 10 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

*10.12	Tredegar Industries, Inc. Directors’ Stock Plan (filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

21	Subsidiaries of Tredegar

23.1	Consent of Independent Accountants

*	The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.

