Form 10-Q
period 2003-03-31
TREDEGAR CORP
filed 2003-05-13
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

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

        The number of shares of Common Stock, no par value, outstanding as of April 30, 2003: 38,227,575.

PART I — FINANCIAL INFORMATION Item 1. Financial Statements.

Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	March 31, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 131,662	$ 109,928
Accounts and notes receivable	86,662	92,892
Income taxes recoverable	6,482	12,863
Inventories	43,760	43,969
Deferred income taxes	9,392	20,976
Prepaid expenses and other	4,524	3,962

Total current assets	282,482	284,590

Property, plant and equipment, at cost	529,650	505,093
Less accumulated depreciation	267,403	254,490

Net property, plant and equipment	262,247	250,603

Net non-current assets of Therics held for sale	—	10,406
Venture capital investments	3,897	93,765
Income taxes recoverable related to sale of venture
capital investment portfolio	54,441	—
Other assets and deferred charges	67,925	66,316
Goodwill and other intangibles	138,205	132,282

Total assets	$ 809,197	$ 837,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$ 40,787	$ 35,861
Accrued expenses	43,297	42,409
Current portion of long-term debt	61,250	55,000

Total current liabilities	145,334	133,270
Long-term debt	185,385	204,280
Deferred income taxes	50,526	27,443
Other noncurrent liabilities	10,200	10,037

Total liabilities	391,445	375,030

Shareholders’ equity:
Common stock, no par value	106,531	108,389
Common stock held in trust for savings
restoration plan	(1,212)	(1,212)
Unrealized gain on available-for-sale securities	—	586
Foreign currency translation adjustment	(1,371)	(4,422)
Loss on derivative financial instruments	(446)	(842)
Minimum pension liability	(3,310)	(3,310)
Retained earnings	317,560	363,743

Total shareholders’ equity	417,752	462,932

Total liabilities and shareholders’ equity	$ 809,197	$ 837,962

See accompanying notes to financial statements. 2

Tredegar Corporation Consolidated Statements of Income (In Thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31
	2003	2002
Revenues:
Net sales	$ 177,857	$ 173,709
Other income (expense), net	723	50

Total	178,580	173,759

Costs and expenses:
Cost of goods sold	149,501	137,400
Selling, general and administrative	12,888	11,877
Research and development	5,303	5,616
Amortization of intangibles	67	67
Interest	2,103	2,188
Unusual items	1,152	996

Total	171,014	158,144

Income from continuing operations before income taxes	7,566	15,615
Income taxes	2,707	5,556

Income from continuing operations	4,859	10,059
Discontinued operations:
Loss from venture capital investment activities
(net of tax of $21.3 million in 2003 and $4 million in 2002
and including an expected loss on the sale of the venture
capital investment portfolio of $49.2 million in 2003)	(49,516)	(7,169)
Loss from operations of Molecumetics
(net of tax of $1.2 million)	—	(2,307)

Loss from discontinued operations	(49,516)	(9,476)

Net income (loss)	$(44,657)	$ 583

Earnings (loss) per share:
Basic:
Continuing operations	$ .13	$ .26
Discontinued operations	(1.30)	(.24)

Net income (loss)	$ (1.17)	$ .02

Diluted:
Continuing operations	$ .12	$ .26
Discontinued operations	(1.28)	(.24)

Net income (loss)	$ (1.16)	$ .02

Shares used to compute earnings (loss) per share:
Basic	38,179	38,167
Diluted	38,578	38,855

Dividends per share	$ .04	$ .04

See accompanying notes to financial statements. 3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Three Months Ended March 31
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(44,657)	$ 583
Adjustments for noncash items:
Depreciation	7,824	8,439
Amortization of intangibles	67	67
Deferred income taxes	33,048	1,279
Accrued pension income and postretirement benefits	(1,332)	(2,254)
Loss on venture capital investments	70,256	9,756
Changes in assets and liabilities:
Accounts and notes receivable	7,401	(5,481)
Inventories	846	2,610
Income taxes recoverable	(48,043)	4,352
Prepaid expenses and other	(515)	(98)
Accounts payable	4,448	(4,351)
Accrued expenses	1,196	(1,205)
Other, net	1,203	(430)

Net cash provided by operating activities	31,742	13,267

Cash flows from investing activities:
Capital expenditures	(11,929)	(7,404)
Venture capital investments	(2,807)	(5,590)
Proceeds from the sale of venture capital investments	21,504	5,173
Other, net	(747)	(1,704)

Net cash provided by (used in) investing activities	6,021	(9,525)

Cash flows from financing activities:
Dividends paid	(1,526)	(1,531)
Net decrease in borrowings	(12,645)	(184)
Repurchases of Tredegar common stock	(1,939)	—
Proceeds from exercise of stock options (including
related income tax benefits realized)	81	420

Net cash used in financing activities	(16,029)	(1,295)

Increase in cash and cash equivalents	21,734	2,447
Cash and cash equivalents at beginning of period	109,928	96,810

Cash and cash equivalents at end of period	$ 131,662	$ 99,257

See accompanying notes to financial statements. 4

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2003, and the consolidated results of operations and cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

2.	See page 10 for information on unusual items recognized in the first quarter of 2003 and 2002.

On March 7, 2003, Tredegar Investments, Inc. (“Tredegar Investments”) reached definitive agreements to sell substantially all of its portfolio of private equity partnership interests to GS Vintage Funds II, which are investment partnerships managed by Goldman Sachs Asset Management’s Private Equity Group. On the same date and in a separate transaction, Tredegar Investments also agreed to sell to W Capital Partners, an independent private equity manager, the subsidiary funds that hold substantially all of Tredegar Investments’ direct venture capital investments. The sale of these fund interests included the assumption by the buyer of Tredegar Investments’ obligations to make additional capital contributions to those funds in the future.

The sale to W Capital Partners of the subsidiary funds that hold the direct investments occurred on March 7, 2003. The sale of the private equity fund interests occurred in a series of closings.

As of March 31, 2003, $21.5 million in net proceeds from the sales had been received. An additional $54.4 million of proceeds, in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments.

The agreements governing these transactions contain customary contingent indemnification provisions that Tredegar believes will no have a material effect on its financial position or results of operations.

The operating results from venture capital investment activities have been reported as discontinued operations and results for prior periods have been restated. Cash flows from venture capital investment activities have not been separately disclosed in the accompanying statement of cash flows. Discontinued operations for the three months ended March 31, 2003, also include an after-tax charge of $49.2 million for the expected loss on the sale.

5

Discontinued operations for 2002 also include an after-tax loss of $2.3 million related to Molecumetics, our former biotech subsidiary that ceased operations on July 2, 2002. The tangible assets of Molecumetics were sold during the fourth quarter of 2002.

During the first quarter, we suspended efforts to sell Therics, Inc. (“Therics”) our biotech subsidiary, pending a reassessment of strategic options. As a result, the long-lived assets of Therics are no longer classified as held for sale and an adjustment of $1.1 million to catch up depreciation was recorded during the first quarter as an unusual item.

3.	The components of other comprehensive loss are as follows:

	Three Months Ended March 31
(In Thousands)	2003	2002

Net income (loss)	$ (44,657)	$ 583
Other comprehensive income (loss)
Available-for-sale securities adjustment, net
of reclassification adjustment	(586)	(4,126)
Foreign currency translation adjustment	3,051	(2,118)
Derivative financial instrument adjustment	395	1,239
Minimum pension liability adjustment	—	—

Comprehensive loss	$ (41,797)	$ (4,422)

4.	The components of inventories are as follows:

(In Thousands)	March 31, 2003	Dec. 31, 2002

Finished goods	$ 8,931	$ 7,841
Work-in-process	3,806	3,905
Raw materials	21,140	21,076
Stores, supplies and other	9,883	11,147

Total	$43,760	$43,969

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31
(In Thousands)	2003	2002

Weighted average shares outstanding used
to compute basic earnings per share	38,179	38,167
Incremental shares issuable upon the
assumed exercise of stock options	399	688

Shares used to compute diluted earnings
per share	38,578	38,855

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. At March 31, 2003, 2,447,225 options were excluded from the calculation of incremental shares issuable upon the assumed exercise of stock options due to their anti-dilutive effect on earnings per share for the period.

6

6.	Pursuant to our stock option plans, 594,500 stock options were granted during the first quarter of 2002 and none were granted during the first quarter of 2003. The 2002 stock options were granted to officers, management and other employees.

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

	Three Months Ended March 31
(In Thousands)	2003	2002

Income from continuing operations:
As reported	$ 4,859	$ 10,059
Stock-based compensation cost, net of tax,
based on the fair value method	(545)	(567)

Pro forma income from continuing operations	$ 4,314	$ 9,492

Diluted earnings per share from continuing operations:
As reported	.12	.26
Pro forma	.11	.24

    For the purposes of the above presentation, the fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this model are provided below:

2002

Dividend yield	.9%
Volatility percentage	45.0%
Weighted average risk-free interest rate	4.7%
Holding period (years):
Officers	7.0
Management	5.0
Other employees	3.0
Weighted average market price at date of grant:
Officers and management	$18.71
Other employees	$18.90
Estimated weighted average fair value of options
per share at date of grant:
Officers	$ 9.14
Management	$ 8.02
Other employees	$ 6.20

7

7.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment other than for Tredegar Investments due to the sale of substantially all of our venture capital investment portfolio (see Note 2).

	Three Months Ended March 31
(In Thousands)	2003	2002

Net sales by segment:
Film Products	$ 93,384	$ 88,909
Aluminum Extrusions	84,473	84,706
Therics	—	94

Total net sales	$ 177,857	$ 173,709

Operating profit by segment:
Film Products:
Ongoing operations	$ 13,928	$ 18,092
Unusual items	(85)	(800)

	13,843	17,292

Aluminum Extrusions:
Ongoing operations	1,211	5,353
Unusual items	—	(196)

	1,211	5,157

Therics:
Ongoing operations	(3,297)	(3,693)
Unusual items	(1,067)	—

	(4,364)	(3,693)

Total operating profit	10,690	18,756
Interest income	424	554
Interest expense	2,103	2,188
Corporate expenses, net	1,445	1,507

Income from continuing operations before taxes	$ 7,566	$ 15,615

8.	The effective tax rate from continuing operations for the three months ended March 31, 2003, was 35.8% compared with 35.6% for the three months ended March 31, 2002.

9.	On April 16, 2003, we extended our $100 million 364-day credit facility for one year. This short-term facility is an interim step to longer-term financing that we hope to complete by September 30, 2003. There are no amounts currently borrowed under this facility.

8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ending December 31, 2002, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investments, deferred tax assets and pension benefits. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of these policies since our 2002 fiscal year-end.

Results of Operations

First Quarter 2003 Compared with First Quarter 2002

        The net loss for the first quarter of 2003 was $44.7 million ($1.16 per share) compared with net income of $583,000 (2 cents per share) in 2002. Net income from continuing operations was $4.9 million (12 cents per share) in 2003 compared with $10.1 million (26 cents per share) in 2002.

        On March 7, 2003, Tredegar Investments reached definitive agreements to sell substantially all of its venture capital investment portfolio. As of March 31, 2003, $21.5 million in net proceeds from the sales had been received. An additional $54.4 million of proceeds, in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments. The operating results from venture capital investment activities have been reported as discontinued operations and results for prior periods have been restated. Discontinued operations for the three months ended March 31, 2003, also include an after-tax charge of $49.2 million for the expected loss on the sale.

        Discontinued operations for 2002 also include an after-tax loss of $2.3 million related to Molecumetics. On July 2, 2002, the operations of Molecumetics ceased and its tangible assets were sold during the fourth quarter of 2002.

        During the first quarter, we suspended efforts to sell Therics pending a reassessment of strategic options. As a result, the long-lived assets of Therics are no longer classified as held for sale and an adjustment of $1.1 million to catch up depreciation was recorded during the first quarter of 2003 as an unusual item.

        Overall, net sales in 2003 increased 2.4% compared with 2002. The increase is attributable to Film Products, where net sales rose 5%. In Aluminum Extrusions, net sales were flat. For more information on net sales, see the business segment review beginning on page 12.

        The gross profit margin decreased to 15.9% in 2003 from 20.9% in 2002. The lower gross profit margin was driven mainly by Aluminum Extrusions, where profits declined sharply. Industry conditions for Aluminum Extrusions have yet to show signs of recovery, making it increasingly difficult to operate efficiently at low volume levels. Also, significantly higher energy and insurance costs were major factors contributing to the decline in profit margin in Aluminum Extrusions.

        As a percentage of net sales, selling, general and administrative (“SG&A”) expenses increased to 7.2% compared with 6.8% in 2002, due primarily to higher expenses in Film Products in support of additional sales and marketing efforts and lower overall pension income.

        Research and development (“R&D”) expenses decreased slightly from $5.6 million to $5.3 million in 2003 due primarily to reduced spending at Therics (down approximately $300,000). R&D spending in Film Products was flat.

        Unusual charges in 2003 totaled $1.2 million ($748,000 after income taxes) and included:

•	a pretax charge of $1.1 million related to a catch-up adjustment for depreciation at Therics based on our decision to suspend divestiture efforts; and

•	a pretax charge of $85,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

Unusual charges in 2002 totaled approximately $1 million ($637,000 after income taxes) and included:

•	a pretax charge of $800,000 for severance and other employee-related costs related to the shutdown of the film products plant in Carbondale, Pennsylvania; and

•	a pretax charge of $196,000 for costs incurred in the transfer of business related to the shutdown of the aluminum extrusions plant in El Campo, Texas.

        For more information on costs and expenses, see the business segment review beginning on page 12.

        Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $424,000 in 2003 and $554,000 in 2002. Despite a higher average cash and cash equivalents balance ($117 million in 2003 versus $99 million in 2002), interest income was down slightly due to lower average tax equivalent yield earned on cash equivalents (1.45% in 2003 and 2.2% in 2002). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

Interest expense was $2.1 million in 2003 compared with $2.2 million in 2002. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31
(In Millions)	2003	2002

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$ 164.3	$ 175.0
Average interest rate	2.2%	2.6%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$ 75.0	$ 75.0
Average interest rate	5.4%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$ 9.3	$ 14.5
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$ 248.6	$ 264.5
Average interest rate	3.2%	3.6%

The effective tax rate from continuing operations was 35.8% in the first quarter of 2003 and 35.6% in 2002. 11

Business Segment Review The following tables present Tredegar’s net sales and operating profit by segment for the first quarter ended March 31, 2003 and 2002:

Net Sales by Segment (In Thousands) (Unaudited)

	Three Months Ended March 31
	2003	2002

Film Products	$ 93,384	$ 88,909
Aluminum Extrusions	84,473	84,706
Therics	—	94

Total net sales	$ 177,857	$ 173,709

Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended March 31
	2003	2002

Film Products:
Ongoing operations	$ 13,928	$ 18,092
Unusual items	(85)	(800)

	13,843	17,292

Aluminum Extrusions:
Ongoing operations	1,211	5,353
Unusual items	—	(196)

	1,211	5,157

Therics:
Ongoing operations	(3,297)	(3,693)
Unusual items	(1,067)	—

	(4,364)	(3,693)

Total operating profit	10,690	18,756
Interest income	424	554
Interest expense	2,103	2,188
Corporate expenses, net	1,445	1,507

Income from continuing operations before income taxes	7,566	15,615
Income taxes	2,707	5,556

Income from continuing operations	4,859	10,059
Loss from discontinued operations	(49,516)	(9,476)

Net (loss) income	$ (44,657)	$ 583

12

        First-quarter sales in Film Products were $93.4 million, up 5% from $88.9 million in 2002. Operating profit for the quarter, excluding unusual items was $13.9 million compared with $18.1 million in the prior year. Volume for the quarter was 73 million pounds, down 5% from 77 million pounds in 2002. Operating profit and volume were down compared to last year due primarily to the loss of certain domestic backsheet products which, as expected, were no longer being sold at the end of the quarter. Additionally, compared with prior year, operating profits were negatively affected by increasing resin prices, particularly during the latter part of the quarter. Profits for the quarter exceeded our expectations due primarily to sales of apertured and elastic components. Our strategy is based on expanding sales of apertured, elastic, breathable and specialty products for global personal care, specialty and packaging markets. With the decline of our domestic backsheet business behind us, this growing portion of our business now comprises 83% of our Film Products revenues and margins are higher than those of domestic backsheet. We expect domestic backsheet revenues to level off around $40 million per year.

        On April 24, 2003, we announced that Film Products plans to build a new manufacturing facility in Guangzhou, China, to meet growing demand for our products throughout China and the rest of Asia. The new plant, which is expected to begin production by the end of 2004, will make components used primarily in personal care products such as sanitary napkins and diapers. Our current, smaller operations in Guangzhou will be relocated to the new facility.

        In Aluminum Extrusions, first-quarter sales were relatively flat at $84.5 million in 2003 versus $84.7 million in 2002. Operating profit, excluding unusual items, declined 78% to $1.2 million versus $5.4 million in 2002. Volume declined 4% to 54 million pounds from 56 million pounds in 2002. Industry conditions have yet to show signs of recovery, making it increasingly difficult to operate efficiently at low volume levels. Significantly higher energy and insurance costs were also major factors contributing to the decline in operating profit. We are aggressively exploring opportunities to make substantial reductions in our cost structure and improve near-term performance.

        For Therics, the operating loss, excluding unusual items, was $3.3 million in 2003 compared with $3.7 million in 2002. The lower losses are primarily attributable to decreased R&D spending (down $345,000).

Liquidity and Capital Resources

        Tredegar’s total assets decreased to $809.2 million at March 31, 2003, from $838 million at December 31, 2002, due primarily to the impact of the sale of substantially all of the venture capital investment portfolio. In addition to the sale of the venture capital investment portfolio, accounts receivable decreased $6.2 million.

        Cash provided by operating activities was $31.7 million in 2003 compared with $13.3 million in 2002. The increase is due primarily to a decrease in the level of working capital.

        Cash provided by investing activities was $6 million in 2003 compared with cash used in investing activities of $9.5 million in 2002. The change is primarily attributable to proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003 versus a net investment of $417,000 in 2002. This was offset somewhat by higher capital expenditures, an increase of $4.5 million.

Capital expenditures in the first quarter of 2003 reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment purchased to upgrade lines and expand capacity at our films plant in Kerkrade, The Netherlands;

•	Expansion of capacity at our films plant in Shanghai, China; and

•	Machinery and equipment purchased to upgrade our wastewater treatment system at our aluminum extrusions plant in Newnan, Georgia.

        Cash used in financing activities was $16 million in 2003 versus $1.3 million in 2002. This change is attributable to repayments of debt in the total amount of $12.6 million in 2003. In addition, we repurchased 156,000 shares of our common stock for a total of $1.9 million in 2003.

        Debt outstanding of $246.6 million at March 31, 2003, consisted of a $237.5 million term loan, a note payable with a remaining balance of $5 million and other debt of $4.1 million. On April 16, 2003, we extended our $100 million 364-day credit facility for one year. This short-term facility is an interim step to longer-term financing that we hope to complete by September 30, 2003. There are no amounts currently borrowed under this facility.

Quantitative and Qualitative Disclosures About Market Risk

        Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, foreign currencies and emerging markets.

        Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products; however, those changes are generally followed by a corresponding change in selling prices. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices, but are also generally followed by a corresponding change in selling prices. Profit margins in our businesses are also affected by fluctuations in the energy markets. There is no assurance that higher raw material and energy costs can be passed along to customers.

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

        We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the first quarter of 2003 and 2002 are presented below:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*
	Three Months Ended March 31
	2003		2002
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	4%	16%	3%	17%
Europe	3	11	4	8
Latin America	3	2	3	1
Asia	3	2	4	2

Total	13%	31%	14%	28%

* Based on consolidated net sales from manufacturing operations.

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

General

•	Our future performance is influenced by costs incurred by Film Products and Aluminum Extrusions including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will positively impact results or that such efforts could be increased to a level that offsets any additional future declines in revenue or increases in energy or raw material costs.

15

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 33% of our net sales in 2002, 31% in 2001 and 28% in 2000. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G. See the business segment review beginning on page 29 for a discussion regarding the loss of P&G’s domestic diaper backsheet business.

•	Growth of Film Products depends on our ability to develop and deliver new products, especially in the personal care market, which comprised over 75% of Film Products’ net sales in each of the last three years. Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios.The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, the outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. The decline in ongoing operating profit at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

16

•	The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of markets. This competition could result in loss of market share due to competitor’s ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•	Efforts to sell Therics have been suspended pending a reassessment of our strategic options. We will continue to incur losses as we support Therics’operations during the reassessment process. There is no assurance we will realize any return on our continuing investment in Therics.

•	Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable. We have not brought any drug delivery systems or bone replacement products to commercialization. There can be no assurance that any new drug delivery systems or bone replacement products can be brought to market successfully. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

•	Our ability to develop and commercialize products will depend on our ability to internally develop preclinical, clinical, regulatory and sales and marketing capabilities, or enter into arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. Our inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products.

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel could have a material adverse effect on Therics’ business and results of operations, and could inhibit product development and commercialization efforts. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and scientific personnel on acceptable terms could prevent us from achieving our business objectives.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the United States. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 14. 17

Item 4. Controls and Procedures.

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Tredegar required to be included in our periodic SEC filings.

        Subsequent to the date we carried out our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls.

PART II —	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibit Nos.

99.1	Certification of the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the principal financial officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On March 20, 2003, we filed a Form 8-K dated March 6, 2003, with respect to the sale by Tredegar Investments of its venture capital investment portfolio.

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003 Date: May 12, 2003	Tredegar Corporation
(Registrant)

/s/ D. Andrew Edwards
—————————————————
D. Andrew Edwards
Vice President, Finance and Treasurer
(Principal Financial Officer)

/s/ Michelle O. Mosier
—————————————————
Michelle O. Mosier
Corporate Controller
(Principal Accounting Officer)

20

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

21

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Norman A. Scher —————————————————— Norman A. Scher President and Chief Executive Officer

22

PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, D. Andrew Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tredegar Corporation (the “Company”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

23

6.	The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ D. Andrew Edwards —————————————————— D. Andrew Edwards Vice President, Finance and Treasurer (Principal Financial Officer)

24