Form 10-Q
period 2003-06-30
TREDEGAR CORP
filed 2003-08-14
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-10258

Tredegar Corporation

(Exact Name of Registrant as Specified in Its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1497771 (I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia (Address of Principal Executive Offices)	23225 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (804) 330-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of Common Stock, no par value, outstanding as of July 31, 2003: 38,081,140.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2003	Dec. 31, 2002

Assets
Current assets:
Cash and cash equivalents	$113,074	$109,928
Accounts and notes receivable	90,365	92,892
Income taxes recoverable	60,179	12,863
Inventories	46,260	43,969
Deferred income taxes	9,294	20,976
Prepaid expenses and other	4,174	3,962

Total current assets	323,346	284,590

Property, plant and equipment, at cost	546,122	505,093
Less accumulated depreciation	274,190	254,490

Net property, plant and equipment	271,932	250,603

Net non-current assets of Therics held for sale	—	10,406
Venture capital investments	—	93,765
Other assets and deferred charges	74,529	66,316
Goodwill and other intangibles	139,845	132,282

Total assets	$809,652	$837,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,848	$35,861
Accrued expenses	46,307	42,409
Current portion of long-term debt	62,500	55,000

Total current liabilities	152,655	133,270
Long-term debt	167,592	204,280
Deferred income taxes	54,856	27,443
Other noncurrent liabilities	10,368	10,037

Total liabilities	385,471	375,030

Shareholders’ equity:
Common stock, no par value	104,153	108,389
Common stock held in trust for savings restoration plan	(1,212)	(1,212)
Unrealized gain on available-for-sale securities	1,069	586
Foreign currency translation adjustment	4,731	(4,422)
Loss on derivative financial instruments	142	(842)
Minimum pension liability	(3,310)	(3,310)
Retained earnings	318,608	363,743

Total shareholders’ equity	424,181	462,932

Total liabilities and shareholders’ equity	$809,652	$837,962

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, except per share amounts)
(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Revenues:
Sales	$181,574	$200,554	$363,619	$378,006
Other income (expense), net	428	366	1,151	416

	182,002	200,920	364,770	378,422

Costs and expenses:
Cost of goods sold	149,836	153,968	299,337	291,368
Freight	4,532	4,051	8,720	7,794
Selling, general and administrative	12,313	13,104	25,201	24,981
Research and development	5,076	5,058	10,379	10,674
Amortization of intangibles	67	11	134	78
Interest expense	1,683	2,310	3,786	4,498
Plant shutdowns, asset impairments and restructurings	5,882	268	5,967	1,264
Unusual items	—	—	1,067	—

	179,389	178,770	354,591	340,657

Income before income taxes	2,613	22,150	10,179	37,765
Income taxes	932	7,879	3,639	13,435

Income from continuing operations	1,681	14,271	6,540	24,330
Discontinued operations:
Loss from venture capital investment activities (including an after-tax loss on the sale of the venture capital investment portfolio of $49,216 in 2003)	—	(12,160)	(49,516)	(19,329)
Income (loss) from operations of Molecumetics (including an after-tax gain on the sale of intellectual property of $891 in 2003 and an expected loss on disposal of $3,900 in 2002)	891	(5,446)	891	(7,753)

Income (loss) from discontinued operations	891	(17,606)	(48,625)	(27,082)

Net income (loss)	$2,572	$(3,335)	$(42,085)	$(2,752)

Earnings (loss) per share:
Basic:
Continuing operations	$.04	$.37	$.17	$.64
Discontinued operations	.02	(.46)	(1.28)	(.71)

Net income (loss)	$.06	$(.09)	$(1.11)	$(.07)

Diluted:
Continuing operations	$.04	$.36	$.17	$.63
Discontinued operations	.02	(.45)	(1.26)	(.70)

Net income (loss)	$.06	$(.09)	$(1.09)	$(.07)

Shares used to compute earnings (loss) per share:
Basic	38,047	38,270	38,113	38,219
Diluted	38,418	39,111	38,498	38,990
Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(42,085)	$(2,752)
Adjustments for noncash items:
Noncash loss from discontinued operations	—	6,000
Depreciation	15,669	16,459
Amortization of intangibles	134	78
Deferred income taxes	33,365	1,748
Accrued pension income and postretirement benefits	(2,664)	(4,862)
Loss on venture capital investments	70,256	27,388
Loss on asset impairments	2,023	—
Changes in assets and liabilities:
Accounts and notes receivable	6,352	(18,965)
Inventories	(175)	4,345
Income taxes recoverable	(47,148)	3,316
Prepaid expenses and other	25	(185)
Accounts payable	6,129	(1,838)
Accrued expenses	4,388	(1,455)
Other, net	1,164	(1,450)

Net cash provided by operating activities	47,433	27,827

Cash flows from investing activities:
Capital expenditures	(26,083)	(13,851)
Venture capital investments	(2,807)	(11,137)
Proceeds from the sale of venture capital investments	21,504	6,408
Other, net	(116)	(2,361)

Net cash used in investing activities	(7,502)	(20,941)

Cash flows from financing activities:
Dividends paid	(3,050)	(3,064)
Net decrease in borrowings	(29,188)	(5,097)
Repurchases of Tredegar common stock	(5,170)	—
Proceeds from exercise of stock options	623	1,009

Net cash used in financing activities	(36,785)	(7,152)

Increase (decrease) in cash and cash equivalents	3,146	(266)
Cash and cash equivalents at beginning of period	109,928	96,810

Cash and cash equivalents at end of period	$113,074	$96,544

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2003, the consolidated results of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

2.

See pages 11 and 13 for information on unusual items and losses associated with plant shutdowns, asset impairments and restructurings. During the second quarter of 2003 Tredegar began reporting losses associated with plant shutdowns, asset impairments and restructurings as a separate line in the Consolidated Statements of Income and Operating Profit by Segment table. These amounts were previously classified as unusual items. Prior periods have been reclassified to conform to the new presentation.

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

Net proceeds from the sales totaled $21.5 million. An additional $54.4 million of proceeds, in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments.

The agreements governing these transactions contain customary contingent indemnification provisions that Tredegar believes will not have a material effect on its financial position or results of operations.

The operating results from venture capital investment activities have been reported as discontinued operations and results for prior periods have been restated. Cash flows from venture capital investment activities have not been separately disclosed in the accompanying Consolidated Statements of Cash Flows. Discontinued operations for the six months ended June 30, 2003, also includes an after-tax loss on the sale of $49.2 million.

Tredegar Investments still holds 860,642 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 813,455 shares of Illumina, Inc. (NASDAQ: ILMN). These securities relate to Tredegar Investments’ earlier venture capital investment activities and are classified as available-for-sale securities. These holdings, which are included in the Consolidated Balance Sheets in “Other assets and deferred charges” at June 30, 2003 ($4.2 million market value), and “Venture capital investments” at December 31, 2002 ($3.6 million market value), are stated at market value with unrealized gains shown directly in equity net of related deferred income taxes.

On March 22, 2002, Tredegar announced its intent to divest its biotech operations. Operations were ceased at Molecumetics on July 2, 2002. The operating results of Molecumetics have been reported as discontinued operations.

Discontinued operations are shown net of income taxes. Income taxes related to discontinued venture capital investment activities include income tax benefits of $6.8 million, $20.7 million and $10.9 million for the second quarter ended June 30, 2002 and the six months ended June 30, 2003 and 2002, respectively. Income taxes related to discontinued operations of Molecumetics include income tax expense of $480,000 for the second quarter and six months ended June 30, 2003, and income tax benefits of $2.9 million and $4.2 million for the second quarter and six months ended June 30, 2002, respectively.

During the first quarter, we suspended efforts to sell Therics, Inc. (“Therics”), our biotech subsidiary, pending a reassessment of strategic options. As a result, the long-lived assets of Therics are no longer classified as held for sale and an adjustment of $1.1 million to catch up depreciation was recorded during the first quarter as an unusual item.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2003	2002	2003	2002

Net income (loss)	$2,572	$(3,335)	$(42,085)	$(2,752)
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment	1,069	(1,828)	483	(5,954)
Foreign currency translation adjustment	6,102	2,838	9,153	720
Derivative financial instrument adjustment	588	(98)	984	1,140
Minimum pension liability adjustment	—	—	—	—

Comprehensive income (loss)	$10,331	$(2,423)	$(31,465)	$(6,846)

4.	The components of inventories are as follows:

(In Thousands)	June 30, 2003	Dec. 31, 2002

Finished goods	$8,933	$7,841
Work-in-process	4,248	3,905
Raw materials	22,466	21,076
Stores, supplies and other	10,613	11,147

Total	$46,260	$43,969

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2003	2002	2003	2002

Weighted average shares outstanding used to compute basic earnings per share	38,047	38,270	38,113	38,219
Incremental shares issuable upon the assumed exercise of stock options	371	841	385	771

Shares used to compute diluted earnings per share	38,418	39,111	38,498	38,990

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. At June 30, 2003, 2,447,225 options were excluded from the calculation of incremental shares issuable upon the assumed exercise of stock options due to their anti-dilutive effect on earnings per share for the period.

6.

Pursuant to our stock option plans, 594,500 stock options were granted during the first quarter of 2002. None were granted during the second quarter of 2002, the first quarter of 2003 or the second quarter of 2003. The 2002 stock options were granted to officers, management and other employees.

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

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands, except per share data)	2003	2002	2003	2002

Income from continuing operations:
As reported	$1,681	$14,271	$6,540	$24,330
Stock-based compensation cost, net of tax, based on the fair value method	(545)	(567)	(1,090)	(1,134)

Pro forma income from continuing operations	$1,136	$13,704	$5,450	$23,196

Diluted earnings per share from continuing operations:
As reported	.04	.36	.17	.63
Pro forma	.03	.35	.14	.59

For the purposes of the above presentation, the fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this model are provided below:

2002

Dividend yield	.9%	Weighted average market price at date of grant:
Volatility percentage	45.0%	Officers and management	$18.71
Weighted average risk-free interest rate	4.7%	Other employees	18.90
Holding period (years):
Officers	7.0	Estimated weighted average fair value of options per share at date of grant:
Management	5.0	Officers	9.14
Other employees	3.0	Management	8.02
		Other employees	6.20

7.

The effective tax rate from continuing operations was 35.7% for the three months ended June 30, 2003, and 35.8% for the six months ended June 30, 2003. The effective tax rate from continuing operations was 35.6% for the three months ended June 30, 2002, and 35.6% for the six months ended June 30, 2002.

8.

On April 16, 2003, we extended our $100 million 364-day credit facility for one year. There are no amounts currently borrowed under this facility. Effective August 1, 2003, the fully borrowed spread over LIBOR charged at various debt-to-total capitalization levels is as follows:

Fully-Borrowed Spread Over LIBOR Under Credit Agreements (Basis Points)

Debt-to-Total Capitalization Ratio	364-Day Credit Facility (None Borrowed at 6/30/03)	Term Loan ($225 Million Outstanding at 6/30/03)

> 55% and <= 60%	—	100.0
> 50% and <= 55%	—	87.5
> 40% and <= 50%	162.5	75.0
> 35% and <= 40%	150.0	62.5
> 30% and <= 35%	150.0	62.5
<= 30%	125.0	50.0

9.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment other than for Tredegar Investments due to the sale of substantially all of our venture capital investment portfolio (see Note 2). Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See Note 2 regarding the reclassification of unusual items and losses associated with plant shutdowns, asset impairments and restructurings.

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net Sales
Film Products	$88,410	$97,285	$181,794	$186,194
Aluminum Extrusions	88,632	99,124	173,105	183,830
Therics	—	94	—	188

Total net sales	177,042	196,503	354,899	370,212
Add back freight	4,532	4,051	8,720	7,794

Sales as shown in the Consolidated Statements of Income	$181,574	$200,554	$363,619	$378,006

Operating Profit
Film Products:
Ongoing operations	$10,104	$18,705	$24,032	$36,797
Plant shutdowns, asset impairments and restructurings	(2,609)	(295)	(2,694)	(1,095)

	7,495	18,410	21,338	35,702

Aluminum Extrusions:
Ongoing operations	4,855	10,277	6,066	15,630
Plant shutdowns, asset impairments and restructurings	(388)	27	(388)	(169)

	4,467	10,304	5,678	15,461

Therics:
Ongoing operations	(3,306)	(3,134)	(6,603)	(6,827)
Restructurings	(1,704)	—	(1,704)	—
Unusual items	—	—	(1,067)	—

	(5,010)	(3,134)	(9,374)	(6,827)

Total operating profit	6,952	25,580	17,642	44,336
Interest income	409	496	833	1,050
Interest expense	1,683	2,310	3,786	4,498
Corporate expenses, net	3,065	1,616	4,510	3,123

Income before income taxes	2,613	22,150	10,179	37,765
Income taxes	932	7,879	3,639	13,435

Income from continuing operations	1,681	14,271	6,540	24,330
Income (loss) from discontinued operations	891	(17,606)	(48,625)	(27,082)

Net income (loss)	$2,572	$(3,335)	$(42,085)	$(2,752)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Second Quarter 2003 Compared with Second Quarter 2002

Net income for the second quarter of 2003 was $2.6 million (6 cents per share) compared with a net loss of $3.3 million (9 cents per share) in 2002. Net income from continuing operations was $1.7 million (4 cents per share) in 2003 compared with $14.3 million (36 cents per share) in 2002.

Discontinued operations in 2003 include an after-tax gain of $891,000 on the sale of intellectual property related to Molecumetics. Discontinued operations in 2002 include an after-tax loss of $5.4 million related to Molecumetics and an after-tax loss of $12.2 million related to venture capital investment activities. See Note 2 on page 5 for more information on discontinued operations.

Overall, sales in 2003 decreased 9.5% compared with 2002. Net sales (sales less freight) at both Film Products and Aluminum Extrusions declined primarily due to lower sales volume. For more information on net sales, see the business segment review beginning on page 15.

Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 15% in 2003 from 21.2% in 2002. At Film Products, an overall lower gross profit margin was driven by the loss of certain domestic backsheet business (lower overall contribution to cover fixed costs), higher raw material prices, lower volume from a seasonal domestic customer due to the unusual amount of rain during the spring months and higher manufacturing costs on certain new products. At Aluminum Extrusions, the gross profit margin declined primarily due to lower volume, higher energy costs, higher insurance costs and the impact of the Canadian Dollar appreciating against the U.S. Dollar.

As a percentage of sales, selling, general and administrative (“SG&A”) expenses increased to 6.8% compared with 6.5% in 2002, due primarily to lower sales.

Research and development (“R&D”) expenses were $5.1 million in 2003 and 2002. R&D spending in 2003 at Therics ($3.1 million) and Film Products ($2 million) were about the same as last year.

Losses associated with plant shutdowns, asset impairments and restructurings in the second quarter of 2003 include:

•

Charges for severance costs in connection with restructurings in Film Products ($1.6 million), Therics ($1.2 million) and at corporate headquarters ($1.2 million; included in “Corporate expenses, net” in the Operating Profit by Segment tables on pages 9 and 15);

•	A pretax charge of $956,000 for asset impairments in Film Products;

•	A pretax charge of $388,000 related to an early retirement program in Aluminum Extrusions;

•	A pretax charge of $549,000 related to the estimated loss on the sublease of a portion of the Therics facility in Princeton, New Jersey; and

•	A pretax charge of $53,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

Losses associated with plant shutdowns, asset impairments and restructurings in the second quarter of 2002 of $268,000 primarily related to the shutdown of the films plant in Tacoma, Washington.

For more information on costs and expenses, see the business segment review beginning on page 15.

Interest income, which is included in “Other income (expense), net” in the Consolidated Statements of Income, was $409,000 in 2003 and $496,000 in 2002. Despite a higher average cash and cash equivalents balance, interest income was down due to lower average tax equivalent yield earned on cash equivalents (1.15% in 2003 and 2% in 2002). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

Interest expense was $1.7 million in 2003 compared with $2.3 million in 2002. Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30

(In Millions)	2003	2002

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$186.5	$175.0
Average interest rate	2.0%	2.6%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$40.4	$75.0
Average interest rate	5.4%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$9.3	$13.4
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$236.2	$263.4
Average interest rate	2.8%	3.6%

The effective tax rate from continuing operations was 35.7% in the second quarter of 2003 and 35.6% in 2002.

Six Months 2003 Compared with Six Months 2002

The net loss for the first six months of 2003 was $42.1 million ($1.09 per share) compared with a net loss of $2.8 million (7 cents per share) in 2002. Net income from continuing operations was $6.5 million (17 cents per share) in 2003 compared with $24.3 million (63 cents per share) in 2002.

Discontinued operations for the first six months of 2003 include a loss of $49.5 million related to venture capital investment activities (including an after-tax loss on the sale of the venture capital investment portfolio of $49.2 million) and an after-tax gain of $891,000 on the sale of intellectual property related to Molecumetics. Discontinued operations in 2002 include an after-tax loss of $19.3 million related to venture capital investment activities and an after-tax loss of $7.8 million related to Molecumetics. See Note 2 on page 5 for more information on discontinued operations.

Overall, sales for the first six months of 2003 decreased 3.8% compared with 2002. Net sales (sales less freight) at both Film Products and Aluminum Extrusions declined primarily due to lower sales volume. For more information on net sales, see the business segment review beginning on page 15.

Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 15.3% in the first six months of 2003 from 20.9% in 2002, and was primarily due to the reasons described in the second quarter decline (see page 10).

As a percentage of sales, SG&A expenses increased to 6.9% compared with 6.6% in 2002, primarily due to lower sales.

R&D expenses for the first six months declined to $10.4 million in 2003 ($6.4 million for Therics and $4 million for Film Products) from $10.7 million in 2002 ($6.6 million for Therics and $4.1 million for Film Products). The decline was primarily due to cost reduction efforts at Therics.

Losses associated with plant shutdowns, asset impairments and restructurings in the first six months of 2003 include:

•

Second-quarter pretax charges for severance costs in connection with restructurings in Film Products ($1.6 million), Therics ($1.2 million) and at corporate headquarters ($1.2 million; included in “Corporate expenses, net” in the Operating Profit by Segment tables on pages 9 and 15);

•	A second-quarter pretax charge of $956,000 for asset impairments in Film Products;

•	A second-quarter pretax charge of $388,000 related to an early retirement program in Aluminum Extrusions;

•	A second-quarter pretax charge of $549,000 related to the estimated loss on the sublease of a portion of the Therics facility in Princeton, New Jersey; and

•	Pretax charges of $53,000 in the second quarter and $85,000 in the first quarter for additional costs incurred related to previously announced plant shutdowns in Film Products.

Losses associated with plant shutdowns, asset impairments and restructurings in the first six months of 2002 include:

•	Second-quarter pretax net charges of $268,000, primarily related to the shutdown of the films plant in Tacoma, Washington;

•	A first-quarter pretax charge of $800,000 related to the shutdown of the films plant in Carbondale, Pennsylvania; and

•	A first-quarter pretax charge of $196,000 for the shutdown of the aluminum extrusions plant in El Campo, Texas.

Unusual items in the first six months of 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items during the first six months of 2002.

For more information on costs and expenses, see the business segment review beginning on page 15.

Interest income, which is included in “Other income (expense), net” in the Consolidated Statements of Income, was $833,000 in the first six months of 2003 and $1.1 million in 2002. Despite a higher average cash and cash equivalents balance, interest income was down due to lower average tax equivalent yield earned on cash equivalents (1.3% in 2003 and 2% in 2002).

Interest expense for the first six months was $3.8 million in the 2003 compared with $4.5 million in 2002. Average debt outstanding and interest rates for the first six months of 2003 and 2002 were as follows:

	Six Months Ended June 30

(In Millions)	2003	2002

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$175.6	$175.0
Average interest rate	2.0%	2.6%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$57.5	$75.0
Average interest rate	5.4%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$9.7	$14.1
Average interest rate	7.2%	7.2%

Total debt:
Average outstanding debt balance	$242.8	$264.1
Average interest rate	3.0%	3.6%

The effective tax rate from continuing operations was 35.8% in the first six months of 2003 and 35.6% in 2002.

Business Segment Review

The following tables present Tredegar’s net sales and operating profit by segment for the second quarters and six months ended June 30, 2003 and 2002:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Second Quarter Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net Sales
Film Products	$88,410	$97,285	$181,794	$186,194
Aluminum Extrusions	88,632	99,124	173,105	183,830
Therics	—	94	—	188

Total net sales	177,042	196,503	354,899	370,212
Add back freight	4,532	4,051	8,720	7,794

Sales as shown in the Consolidated Statements of Income	$181,574	$200,554	$363,619	$378,006

Operating Profit
Film Products:
Ongoing operations	$10,104	$18,705	$24,032	$36,797
Plant shutdowns, asset impairments and restructurings	(2,609)	(295)	(2,694)	(1,095)

	7,495	18,410	21,338	35,702

Aluminum Extrusions:
Ongoing operations	4,855	10,277	6,066	15,630
Plant shutdowns, asset impairments and restructurings	(388)	27	(388)	(169)

	4,467	10,304	5,678	15,461

Therics:
Ongoing operations	(3,306)	(3,134)	(6,603)	(6,827)
Restructurings	(1,704)	—	(1,704)	—
Unusual items	—	—	(1,067)	—

	(5,010)	(3,134)	(9,374)	(6,827)

Total operating profit	6,952	25,580	17,642	44,336
Interest income	409	496	833	1,050
Interest expense	1,683	2,310	3,786	4,498
Corporate expenses, net	3,065	1,616	4,510	3,123

Income before income taxes	2,613	22,150	10,179	37,765
Income taxes	932	7,879	3,639	13,435

Income from continuing operations	1,681	14,271	6,540	24,330
Income (loss) from discontinued operations	891	(17,606)	(48,625)	(27,082)

Net income (loss)	$2,572	$(3,335)	$(42,085)	$(2,752)

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See Note 2 on page 5 regarding the reclassification of unusual items and losses associated with plant shutdowns, asset impairments and restructurings.

Net sales and operating profit from ongoing operations in Film Products were down 9.1% and 46%, respectively, in the second quarter, and 2.4% and 35%, respectively, for the first six months. Volume for the quarter was 66 million pounds, down 19% from 81 million pounds in 2002. Year-to-date volume decreased 12% to 139 million pounds from 158 million pounds. Results for 2002 and the first quarter of 2003 include revenues and profits related to certain discontinued domestic backsheet business with The Procter & Gamble Company (“P&G”).

On June 16, we announced that we would not achieve the $12 million ongoing operating profit level in Film Products that had been expected in the second quarter due to higher costs associated with raw materials, lower than expected volumes from a seasonal customer and higher manufacturing costs on certain new products. We were unable to recover the full cost of resin price increases, and costs related to certain new product start-ups were higher than expected. Our strategy in Film Products is based on expanding sales of apertured, elastic and breathable film products. We are commercializing several new products, including a new feminine pad topsheet for P&G for European markets. We continue to expect growth in 2004 from sales and operating profit from ongoing operations.

Net sales and operating profit from ongoing operations in Aluminum Extrusions were down 10.6% and 53%, respectively, in the second quarter, and 5.8% and 61%, respectively, for the first six months. Volume for the quarter was 58 million pounds, down 8% from 63 million pounds in 2002. Year-to-date volume decreased 6% to 112 million pounds from 119 million pounds.

The decline in ongoing operating profit in Aluminum Extrusions is primarily due to lower volume and higher energy and insurance costs. Appreciation of the Canadian Dollar against the U.S. Dollar also had an adverse impact (see “Quantitative and Qualitative Disclosures About Market Risk” on page 17). Recent orders reflect a pick-up in overall industry demand; however, we cannot forecast a significant profit upturn until we see more evidence of a sustainable increase in order rates at appropriate margins.

The second-quarter operating loss from ongoing operations at Therics was $3.3 million compared to a loss of $3.1 million in 2002. On a similar basis, the year-to-date loss was $6.6 million compared to $6.8 million in 2002. In April, we announced that we had suspended efforts to sell Therics pending a reassessment of strategic alternatives. We will provide an update on the status of this strategic review when we report third-quarter earnings.

Liquidity and Capital Resources

Tredegar’s total assets decreased to $809.7 million at June 30, 2003, from $838 million at December 31, 2002, due primarily to the impact of the sale of substantially all of the venture capital investment portfolio, partially offset by capital expenditures in excess of depreciation and positive foreign currency translation adjustments associated with Canadian and European operations.

The net deferred income tax liability (deferred income tax liabilities minus deferred income tax assets) increased to $45.6 million at June 30, 2003, from $6.5 million at December 31, 2002, due to the reversal of deferred tax assets totaling approximately $35 million related to the sale of the venture capital portfolio. Pretax proceeds from the sale totaled $21.5 million. An additional $54.4 million of proceeds, in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments. See Note 2 on page 5 for more information.

Cash provided by operating activities was $47.4 million in the first six months of 2003 compared with $27.8 million in 2002. The increase is due primarily to a decrease in the level of primary working capital (accounts receivable, inventories and accounts payable).

Cash used in investing activities was $7.5 million in the first six months of 2003 compared with cash used in investing activities of $20.9 million in 2002. The change is primarily attributable to proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003 versus a net investment of $4.7 million in 2002. This was partially offset by higher capital expenditures, an increase of $12.2 million.

Capital expenditures in the first six months of 2003 reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment purchased to upgrade lines and expand capacity at our films plant in Kerkrade, The Netherlands;

•	Expansion of capacity at our films plant in Shanghai, China; and

•	Machinery and equipment purchased to upgrade our wastewater treatment system at our aluminum extrusions plant in Newnan, Georgia.

Cash used in financing activities was $36.8 million in the first six months of 2003 versus $7.2 million in 2002. This change is attributable to repayments of debt in the total amount of $29.2 million in 2003. In addition, we repurchased 406,400 shares of our common stock during the first six months of 2003 for a total of $5.2 million (an average price of $12.72 per share).

Debt outstanding of $230.1 million at June 30, 2003, consisted of a $225 million term loan and other debt of $5.1 million. On April 16, 2003, we extended our $100 million 364-day credit facility for one year. This short-term facility is an interim step to longer-term financing that we hope to complete by September 30, 2003. There are no amounts currently borrowed under this facility.

Quantitative and Qualitative Disclosures About Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets.

Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices. There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the first six months of 2003 and 2002 are presented below:

Percentage of Net Sales from Manufacturing
Operations Related to Foreign Markets*

	Six Months Ended June 30

	2003		2002

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	4%	18%	3%	18%
Europe	3	12	4	8
Latin America	3	2	3	2
Asia	3	2	4	2

Total	13%	34%	14%	30%

*	Based on consolidated net sales from manufacturing operations.

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro. In Canada, the U.S. Dollar-based spread (the difference between selling prices and aluminum costs) generated from Canadian casting operations and exports from Canada to the U.S. are currently in excess of our Canadian Dollar-based operating profit. Consequently, at current sales levels our Canadian aluminum extrusion operations will generally be negatively affected by appreciation of the Canadian Dollar relative to the U.S. Dollar, and positively affected by depreciation of the Canadian Dollar relative to the U.S. Dollar.

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

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 33% of our net sales in 2002, 31% in 2001 and 28% in 2000. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G. See the business segment review beginning on page 16 for a discussion regarding the loss of P&G’s domestic diaper backsheet business.

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

Aluminum Extrusions

•

Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

•

The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of markets. This competition could result in loss of market share due to a competitor’s ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•

Efforts to sell Therics have been suspended pending a reassessment of our strategic options. We will continue to incur losses as we support Therics’ operations during the reassessment process. There is no assurance we will realize any return on our continuing investment in Therics.

•

Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable. We have not brought any products to commercialization. There can be no assurance that any new products can be brought to market successfully. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 17.

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Tredegar required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -      OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

Tredegar’s Annual Meeting of Shareholders was held on April 24, 2003. The following sets forth the vote results with respect to each of the matters voted upon at the meeting:

(a)	Election of Directors

Nominee	No. of Votes “For”	No. of Votes “Withheld”
Austin Brockenbrough, III	34,885,846	297,729
Donald T. Cowles	34,907,781	275,794
William M. Gottwald	34,834,891	348,684
Richard L. Morrill	34,890,618	292,957
Norman A. Scher	34,873,397	310,178
R. Gregory Williams	34,893,593	289,982

There were no broker non-votes with respect to the election of directors.

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Phyllis Cothran
Richard W. Goodrum
Floyd D. Gottwald, Jr.
John D. Gottwald
Thomas G. Slater, Jr.

(b)	Approval of Auditors

Approval of the designation of PricewaterhouseCoopers LLP as the auditors for Tredegar for the fiscal year ending December 31, 2003:

No. of Votes “For”	No. of Votes “Against”	No. of Abstentions
34,788,883	355,114	39,578

There were no broker non-votes with respect to the approval of auditors.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibit Nos.

3	Amended By-Laws

4

First amendment to Credit Agreement, dated as of April 29, 2003, by and among Tredegar Corporation, as borrower, and the lenders (SunTrust Bank, as syndication agent, Bank of America, N.A., as documentation agent, and Wachovia Bank, National Association, as administrative agent for the lenders)

31.1

Certification of Norman A. Scher, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of D. Andrew Edwards, Vice President, Finance and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Norman A. Scher, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of D. Andrew Edwards, Vice President, Finance and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On July 21, 2003, we furnished a Form 8-K with respect to our second quarter 2003 earnings press release dated July 21, 2003. On June 16, 2003, we furnished a Form 8-K with respect to our press release announcing the scheduled closing of our films plant in New Bern, North Carolina. The press release also provided an update to certain forward-looking statements relative to 2003, including the second quarter of 2003, and provided information on other cost reduction efforts. On April 21, 2003, we furnished a Form 8-K with respect to our first quarter 2003 earnings press release dated April 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)
Date:	August 13, 2003	/s/ D. Andrew Edwards

D. Andrew Edwards Vice President, Finance and Treasurer (Principal Financial and Accounting Officer)