Form 10-Q
period 2003-09-30
TREDEGAR CORP
filed 2003-11-13
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________ Commission file number 1-10258 Tredegar Corporation (Exact Name of Registrant as Specified in Its Charter)

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

        The number of shares of Common Stock, no par value, outstanding as of October 31, 2003: 38,143,590.

PART I — FINANCIAL INFORMATION Item 1. Financial Statements.

Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	Sept. 30, 2003	Dec. 31, 2002
Assets
Current assets:
Cash and cash equivalents	$94,850	$109,928
Receivable from securities brokers	554	—
Accounts and notes receivable, net	99,576	92,892
Income taxes recoverable	54,895	12,863
Inventories	44,372	43,969
Deferred income taxes	8,789	20,976
Prepaid expenses and other	5,569	3,962

Total current assets	308,605	284,590

Property, plant and equipment, at cost	563,424	505,093
Less accumulated depreciation	281,503	254,490

Net property, plant and equipment	281,921	250,603

Net non-current assets of Therics held for sale	—	10,406
Venture capital investments	—	93,765
Other assets and deferred charges	79,371	66,316
Goodwill and other intangibles	139,649	132,282

Total assets	$809,546	$837,962

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$47,939	$35,861
Accrued expenses	46,651	42,409
Current portion of long-term debt	68,750	55,000

Total current liabilities	163,340	133,270
Long-term debt	148,325	204,280
Deferred income taxes	54,266	27,443
Other noncurrent liabilities	10,442	10,037

Total liabilities	376,373	375,030

Shareholders' equity:
Common stock, no par value	104,615	108,389
Common stock held in trust for savings
restoration plan	(1,212)	(1,212)
Unrealized gain on available-for-sale securities	3,778	586
Foreign currency translation adjustment	5,593	(4,422)
Unrealized gain (loss) on derivative financial instruments	205	(842)
Minimum pension liability	(3,310)	(3,310)
Retained earnings	323,504	363,743

Total shareholders' equity	433,173	462,932

Total liabilities and shareholders' equity	$809,546	$837,962

See accompanying notes to financial statements. 2

Tredegar Corporation Consolidated Statements of Income (In Thousands, except per share amounts) (Unaudited)

	Third Quarter Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
Revenues:
Sales	$193,125	$194,621	$556,744	$572,627
Other income (expense), net	2,379	204	3,530	620

	195,504	194,825	560,274	573,247

Costs and expenses:
Cost of goods sold	157,426	152,328	456,763	443,696
Freight	4,901	4,315	13,621	12,109
Selling, general and administrative	13,646	12,025	38,847	37,006
Research and development	4,303	5,034	14,682	15,708
Amortization of intangibles	67	11	201	89
Interest expense	1,213	2,401	4,999	6,899
Plant shutdowns, asset impairments and restructurings	3,973	178	9,940	1,442
Unusual items	—	—	1,067	—

	185,529	176,292	540,120	516,949

Income before income taxes	9,975	18,533	20,154	56,298
Income taxes	3,556	6,594	7,195	20,029

Income from continuing operations	6,419	11,939	12,959	36,269
Discontinued operations:
Loss from venture capital investment activities (including
an after-tax loss on the sale of the venture capital
investment portfolio of $49,216 in 2003)	—	(12,725)	(49,516)	(32,054)
Income (loss) from operations of Molecumetics (including
an after-tax gain on the sale of intellectual property
of $891 in 2003 and loss on disposal
of $4,875 in 2002)	—	(975)	891	(8,728)

Income (loss) from discontinued operations	—	(13,700)	(48,625)	(40,782)

Net income (loss)	$6,419	$(1,761)	$(35,666)	$(4,513)

Earnings (loss) per share:
Basic:
Continuing operations	$.17	$.31	$.34	$.95
Discontinued operations	—	(.36)	(1.28)	(1.07)

Net income (loss)	$.17	$(.05)	$(.94)	$(.12)

Diluted:
Continuing operations	$.17	$.30	$.34	$.93
Discontinued operations	—	(.35)	(1.26)	(1.05)

Net income (loss)	$.17	$(.05)	$(.92)	$(.12)

Shares used to compute earnings (loss) per share:
Basic	38,058	38,334	38,094	38,258
Diluted	38,383	38,927	38,459	38,935
Dividends per share	$.04	$.04	$.12	$.12
See accompanying notes to financial statements. 3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Nine Months Ended Sept. 30
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(35,666)	$(4,513)
Adjustments for noncash items:
Depreciation	23,818	23,937
Amortization of intangibles	201	89
Deferred income taxes	31,257	1,092
Accrued pension income and postretirement benefits	(3,996)	(7,179)
Loss on venture capital investments	70,256	45,998
Gain on sale of corporate assets	(2,231)	—
Loss on asset impairments and divestitures	2,968	7,500
Changes in assets and liabilities:
Accounts and notes receivable	(2,674)	(16,847)
Inventories	1,202	5,617
Income taxes recoverable	(41,895)	1,232
Prepaid expenses and other	(1,423)	(679)
Accounts payable	10,323	(3,645)
Accrued expenses	4,930	(5,764)
Other, net	376	(1,044)

Net cash provided by operating activities	57,446	45,794

Cash flows from investing activities:
Capital expenditures	(44,190)	(21,564)
Venture capital investments	(2,807)	(14,579)
Proceeds from the sale of venture capital investments	21,504	6,689
Proceeds from property disposals	2,385	143
Other, net	1,600	(1,696)

Net cash used in investing activities	(21,508)	(31,007)

Cash flows from financing activities:
Dividends paid	(4,573)	(4,600)
Net decrease in borrowings	(42,205)	(5,333)
Repurchases of Tredegar common stock	(5,170)	—
Proceeds from exercise of stock options	932	1,951

Net cash used in financing activities	(51,016)	(7,982)

(Decrease) increase in cash and cash equivalents	(15,078)	6,805
Cash and cash equivalents at beginning of period	109,928	96,810

Cash and cash equivalents at end of period	$94,850	$103,615

See accompanying notes to financial statements. 4

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2003, the consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

2.	During the second quarter of 2003 Tredegar began reporting losses associated with plant shutdowns, asset impairments and restructurings as a separate line in the Consolidated Statements of Income and Operating Profit by Segment table. These amounts were previously classified as unusual items. Prior periods have been reclassified to conform to the new presentation.

Losses associated with plant shutdowns, asset impairments and restructurings in the third quarter of 2003 include:

•	Charges for severance costs in connection with restructurings in Film Products ($321,000) and Aluminum Extrusions ($256,000);

•	A pretax charge of $945,000 for asset impairments in Film Products;

•	A pretax charge of $2.2 million related to the estimated loss on the expected sublease of a portion of the Therics facility in Princeton, New Jersey; and

•	A pretax charge of $300,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

Losses associated with plant shutdowns, asset impairments and restructurings in the third quarter of 2002 of $178,000 relate to the shutdown of the films plant in Carbondale, Pennsylvania.

Losses associated with plant shutdowns, asset impairments and restructurings in the first nine months of 2003 include:

•	Pretax charges for severance costs in connection with restructurings in Film Products ($1.9 million), Aluminum Extrusions ($256,000), Therics ($1.2 million) and at corporate headquarters ($1.2 million; included in “Corporate expenses, net” in the Operating Profit by Segment tables on pages 10 and 16);

•	Pretax charges of $1.9 million for asset impairments in Film Products;

•	A pretax charge of $388,000 related to an early retirement program in Aluminum Extrusions;

•	Pretax charges of $2.7 million related to the estimated loss on the expected sublease of a portion of the Therics facility in Princeton, New Jersey; and

•	Pretax charges of $437,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

Losses associated with plant shutdowns, asset impairments and restructurings in the first nine months of 2002 include:

•	Pretax charges of $991,000 related to the shutdown of the films plant in Carbondale, Pennsylvania;

•	Pretax charges of $282,000 related to the shutdown of the films plant in Tacoma, Washington; and

•	Pretax charges of $169,000 for the shutdown of the aluminum extrusions plant in El Campo, Texas.

Unusual items in the first nine months of 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items during the first nine months of 2002.

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

The operating results from venture capital investment activities have been reported as discontinued operations and results for prior periods have been restated. Cash flows from venture capital investment activities have not been separately disclosed in the accompanying Consolidated Statements of Cash Flows. Discontinued operations for the nine months ended September 30, 2003, also include an after-tax loss on the sale of $49.2 million.

On March 22, 2002, Tredegar announced its intent to divest its biotech operations. Operations were ceased at Molecumetics, Ltd. (“Molecumetics”) on July 2, 2002. The operating results of Molecumetics have been reported as discontinued operations.

Discontinued operations are shown net of income taxes. Income taxes related to discontinued venture capital investment activities include income tax benefits of $7.2 million, $21.3 million and $18 million for the third quarter ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, respectively. Income taxes related to discontinued operations of Molecumetics include income tax expense of $502,000 for the nine months ended September 30, 2003, and income tax benefits of $525,000 and $4.7 million for the third quarter and nine months ended September 30, 2002, respectively.

During the first quarter of 2003, we suspended efforts to sell Therics, Inc. (“Therics”). Accordingly, the long-lived assets of Therics are no longer classified as held for sale and an adjustment of $1.1 million to catch up depreciation was recorded during the first quarter as an unusual item. On October 21, 2003, Tredegar announced the completion of a strategic assessment of Therics, which resulted in a decision to support the 2004 rollout of a new line of orthopaedic products. See pages 17 and 18 for more information.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(In Thousands)	2003	2002	2003	2002
Net income (loss)	$6,419	$(1,761)	$(35,666)	$(4,513)
Other comprehensive income (loss):
Available-for-sale securities adjustment, net
of reclassification adjustment	2,709	(1,798)	3,192	(7,752)
Foreign currency translation adjustment	862	(2,708)	10,015	(1,988)
Derivative financial instrument adjustment	63	(266)	1,047	874
Minimum pension liability adjustment	—	—	—	—

Comprehensive income (loss)	$10,053	$(6,533)	$(21,412)	$(13,379)

4.	The components of inventories are as follows:

(In Thousands)	Sept. 30, 2003	Dec. 31, 2002
Finished goods	$8,193	$7,841
Work-in-process	3,940	3,905
Raw materials	21,495	21,076
Stores, supplies and other	10,744	11,147

Total	$44,372	$43,969

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(In Thousands)	2003	2002	2003	2002
Weighted average shares outstanding used
to compute basic earnings per share	38,058	38,334	38,094	38,258
Incremental shares issuable upon the
assumed exercise of stock options	325	593	365	677

Shares used to compute diluted earnings
per share	38,383	38,927	38,459	38,935

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. During 2003 and 2002, options to purchase 2,252,105 and 2,131,175 shares, respectively, were excluded from the calculation of incremental shares issuable upon the assumed exercise of stock options due to their anti-dilutive effect on earnings per share for the period.

6.	Pursuant to our stock option plans, options to purchase 594,500 shares were granted during the first quarter of 2002. None were granted during the second quarter of 2002 and options to purchase 10,000 shares were granted during the third quarter of 2002. During 2003, no stock options were granted during the first and second quarters and options to purchase 10,000 shares were granted during the third quarter.

We account for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”Accordingly, no compensation expense has been recognized since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for our stock-based compensation plans been determined based on the fair value of the options at the grant dates consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(In Thousands, except per share data)	2003	2002	2003	2002
Income from continuing operations:
As reported	$6,419	$11,939	$12,959	$36,269
Stock-based compensation cost, net of tax,
based on the fair value method	(556)	(567)	(1,646)	(1,701)

Pro forma income from continuing operations	$5,863	$11,372	$11,313	$34,568

Diluted earnings per share from continuing operations:
As reported	.17	.30	.34	.93
Pro forma	.15	.29	.29	.89

For the purposes of the above presentation, the fair value of each option was estimated as of the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used in this model are provided for 2002 below (similar assumptions were used for the stock option grant of 10,000 shares during the third quarter of 2003):

2002
Dividend yield	.9%	Weighted average market price at
Volatility percentage	45.0%	date of grant:
Weighted average risk-free		Officers and management	$18.71
interest rate	4.7%	Other employees	18.90
Holding period (years):		Estimated weighted average fair value
Officers	7.0	of options per share at date of grant:
Management	5.0	Officers	9.14
Other employees	3.0	Management	8.02
		Other employees	6.20

7.	At September 30, 2003, Tredegar Investments held 660,642 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 813,455 shares of Illumina, Inc. (NASDAQ: ILMN). These securities relate to Tredegar Investments’ earlier venture capital investment activities and are classified as available-for-sale securities. These holdings, which are included in the Consolidated Balance Sheets in “Other assets and deferred charges” at September 30, 2003 ($8.2 million market value), and “Venture capital investments” at December 31, 2002 ($3.6 million market value), are stated at market value with unrealized gains reported directly in shareholders’ equity net of related deferred income taxes.

Gains on the sale of corporate assets in the third quarter and first nine months of 2003 include pretax gains of $942,000 on the sale of public securities and $1.3 million on the sale of corporate real estate (included in “Other income (expense), net” in the Consolidated Statements of Income).

8.	On October 17, 2003, we refinanced our debt with a new $250 million credit agreement (the “Credit Agreement”) consisting of a $175 million three-year revolving credit facility and a $75 million three-year term loan. The amount available under the revolving credit facility is reduced by $50 million on the earlier of the receipt of the $54.4 million income tax recoveries related to the sale of the venture capital portfolio (see Note 2) or September 15, 2004. See pages 19 – 22 for more information.

9.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment other than for Tredegar Investments due to the sale of substantially all of our venture capital investment portfolio (see Note 2). Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See Note 2 regarding the reclassification of unusual items and losses associated with plant shutdowns, asset impairments and restructurings.

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Third Quarter Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
Net Sales
Film Products	$92,188	$94,473	$273,982	$280,667
Aluminum Extrusions	96,036	95,813	269,141	279,643
Therics	—	20	—	208

Total net sales	188,224	190,306	543,123	560,518
Add back freight	4,901	4,315	13,621	12,109

Sales as shown in the Consolidated Statements of Income	$193,125	$194,621	$556,744	$572,627

Operating Profit
Film Products:
Ongoing operations	$10,807	$16,645	$34,839	$53,442
Plant shutdowns, asset impairments and restructurings	(1,566)	(178)	(4,260)	(1,273)

	9,241	16,467	30,579	52,169

Aluminum Extrusions:
Ongoing operations	6,542	8,107	12,608	23,737
Plant shutdowns, asset impairments and restructurings	(256)	—	(644)	(169)

	6,286	8,107	11,964	23,568

Therics:
Ongoing operations	(2,618)	(3,263)	(9,221)	(10,090)
Restructurings	(2,151)	—	(3,855)	—
Unusual items	—	—	(1,067)	—

	(4,769)	(3,263)	(14,143)	(10,090)

Total operating profit	10,758	21,311	28,400	65,647
Interest income	253	448	1,086	1,498
Interest expense	1,213	2,401	4,999	6,899
Gain on the sale of corporate assets	2,231	—	2,231	—
Corporate expenses, net	2,054	825	6,564	3,948

Income before income taxes	9,975	18,533	20,154	56,298
Income taxes	3,556	6,594	7,195	20,029

Income from continuing operations	6,419	11,939	12,959	36,269
Income (loss) from discontinued operations	—	(13,700)	(48,625)	(40,782)

Net income (loss)	$6,419	$(1,761)	$(35,666)	$(4,513)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2002, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investments, deferred tax assets and pension benefits. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of these policies since our 2002 fiscal year-end.

Results of Operations

Third Quarter 2003 Compared with Third Quarter 2002

        Net income from continuing operations was $6.4 million (17 cents per share) in the third quarter of 2003 compared with $11.9 million (30 cents per share) in 2002.

        Discontinued operations in 2002 include an after-tax loss of $12.7 million related to venture capital investment activities and an after-tax loss of $975,000 related to Molecumetics. There were no discontinued operations in the third quarter of 2003. See Note 2 on page 5 for more information on discontinued operations.

        Overall, sales in 2003 decreased less than 1% compared with 2002. Net sales (sales less freight) and volume declined in Film Products and increased in Aluminum Extrusions. For more information on net sales and volume, see the business segment review beginning on page 16.

        Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 15.9% in 2003 from 19.5% in 2002. At Film Products, an overall lower gross profit margin was driven primarily by the loss of certain domestic backsheet business (lower overall contribution to cover fixed costs), higher raw material prices and higher manufacturing costs on certain new products. At Aluminum Extrusions, the gross profit margin declined primarily due to higher energy costs, higher insurance costs and the impact of the Canadian Dollar appreciating against the U.S. Dollar.

        As a percentage of sales, selling, general and administrative (“SG&A”) expenses increased to 7.1% compared with 6.2% in 2002, primarily due to appreciation of the Canadian Dollar and Euro against the U.S. Dollar, higher employee-related costs and expenses associated with commencing the implementation of a new information system in Film Products.

        Research and development (“R&D”) expenses declined to $4.3 million in the third quarter of 2003 from $5 million in 2002. R&D spending at Therics declined to $2.5 million in 2003 from $3.1 million in 2002 due to cost reduction efforts. R&D spending at Film Products was $1.8 million in 2003, down $100,000 from last year.

        Gains on the sale of corporate assets in the third quarter of 2003 include pretax gains of $942,000 on the sale of public securities and $1.3 million on the sale of corporate real estate (included in “Other income (expense), net” in the Consolidated Statements of Income).

        Losses associated with plant shutdowns, asset impairments and restructurings in the third quarter of 2003 include:

•	Charges for severance costs in connection with restructurings in Film Products ($321,000) and Aluminum Extrusions ($256,000);

•	A pretax charge of $945,000 for asset impairments in Film Products;

•	A pretax charge of $2.2 million related to the estimated loss on the expected sublease of a portion of the Therics facility in Princeton, New Jersey; and

•	A pretax charge of $300,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

        Losses associated with plant shutdowns, asset impairments and restructurings in the third quarter of 2002 of $178,000 relate to the shutdown of the films plant in Carbondale, Pennsylvania.

        For more information on costs and expenses, see the business segment review beginning on page 16.

        Interest income, which is included in “Other income (expense), net” in the Consolidated Statements of Income, was $253,000 in 2003 and $448,000 in 2002. Interest income was down primarily due to a lower average tax equivalent yield earned on cash equivalents (about 1% in 2003 and 1.8% in 2002). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

Interest expense was $1.2 million in 2003 compared with $2.4 million in 2002. Average debt outstanding and interest rates were as follows:

	Three Months Ended Sept. 30
(In Millions)	2003	2002
Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$214.4	$175.0
Average interest rate	1.8%	2.5%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$—	$75.0
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$4.6	$9.3
Average interest rate	7.5%	7.2%

Total debt:
Average outstanding debt balance	$219.0	$259.3
Average interest rate	1.9%	3.4%

        The effective tax rate from continuing operations was 35.6% in the third quarters of 2003 and 2002.

Nine Months 2003 Compared with Nine Months 2002

        The net loss for the first nine months of 2003 was $35.7 million (92 cents per share) compared with a net loss of $4.5 million (12 cents per share) in 2002. Net income from continuing operations was $13 million (34 cents per share) in 2003 compared with $36.3 million (93 cents per share) in 2002.

        Discontinued operations for the first nine months of 2003 include a loss of $49.5 million related to venture capital investment activities (including an after-tax loss on the sale of the venture capital investment portfolio of $49.2 million) and an after-tax gain of $891,000 on the sale of intellectual property related to Molecumetics. Discontinued operations in 2002 include an after-tax loss of $32.1 million related to venture capital investment activities and an after-tax loss of $8.7 million related to Molecumetics. See Note 2 on page 5 for more information on discontinued operations.

        Overall, sales for the first nine months of 2003 decreased 2.8% compared with 2002. Net sales (sales less freight) for Film Products and Aluminum Extrusions declined primarily due to lower sales volume. For more information on net sales, see the business segment review beginning on page 16.

        Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 15.5% in the first nine months of 2003 from 20.4% in 2002. This decrease is primarily attributable to the reasons that resulted in the third quarter decline as described on page 11.

        As a percentage of sales, SG&A expenses increased to 7.0% compared with 6.5% in 2002, primarily due to lower sales, the appreciation of the Canadian Dollar and Euro against the U.S. Dollar, higher employee-related costs and expenses associated with commencing the implementation of a new information system in Film Products.

        R&D expenses for the first nine months declined to $14.7 million in 2003 ($8.8 million for Therics and $5.9 million for Film Products) from $15.7 million in 2002 ($9.7 million for Therics and $6.0 million for Film Products). The decline was primarily due to cost reduction efforts at Therics.

        Gains on the sale of corporate assets in 2003 include pretax gains of $942,000 on the sale of public securities and $1.3 million on the sale of corporate real estate (included in “Other income (expense), net” in the Consolidated Statements of Income).

        Losses associated with plant shutdowns, asset impairments and restructurings in the first nine months of 2003 include:

•	Pretax charges for severance costs in connection with restructurings in Film Products ($1.9 million), Aluminum Extrusions ($256,000), Therics ($1.2 million) and at corporate headquarters ($1.2 million; included in “Corporate expenses, net” in the Operating Profit by Segment tables on pages 10 and 16);

•	Pretax charges of $1.9 million for asset impairments in Film Products;

•	A pretax charge of $388,000 related to an early retirement program in Aluminum Extrusions;

•	Pretax charges of $2.7 million related to the estimated loss on the expected sublease of a portion of the Therics facility in Princeton, New Jersey; and

•	Pretax charges of $437,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

Losses associated with plant shutdowns, asset impairments and restructurings in the first nine months of 2002 include:

•	Pretax charges of $991,000 related to the shutdown of the films plant in Carbondale, Pennsylvania;

•	Pretax charges of $282,000 related to the shutdown of the films plant in Tacoma, Washington; and

•	Pretax charges of $169,000 for the shutdown of the aluminum extrusions plant in El Campo, Texas.

        Unusual items in the first nine months of 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items during the first nine months of 2002.

        For more information on costs and expenses, see the business segment review beginning on page 16.

        Interest income, which is included in “Other income (expense), net” in the Consolidated Statements of Income, was $1.1 million in the first nine months of 2003 and $1.5 million in 2002. Despite a higher average cash and cash equivalents balance, interest income was down due to lower average tax equivalent yield earned on cash equivalents (1.1% in 2003 and 2% in 2002).

        Interest expense for the first nine months was $5 million in the 2003 compared with $6.9 million in 2002. Average debt outstanding and interest rates for the first nine months of 2003 and 2002 were as follows:

	Nine Months Ended Sept. 30
(In Millions)	2003	2002
Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$188.3	$175.0
Average interest rate	1.9%	2.5%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$38.5	$75.0
Average interest rate	5.4%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$7.6	$12.5
Average interest rate	7.3%	7.2%

Total debt:
Average outstanding debt balance	$234.4	$262.5
Average interest rate	2.7%	3.5%

The effective tax rate from continuing operations was 35.7% in the first nine months of 2003 and 35.6% in 2002. 15

Business Segment Review

        The following tables present Tredegar’s net sales and operating profit by segment for the third quarters and nine months ended September 30, 2003 and 2002:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Third Quarter Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
Net Sales
Film Products	$92,188	$94,473	$273,982	$280,667
Aluminum Extrusions	96,036	95,813	269,141	279,643
Therics	—	20	—	208

Total net sales	188,224	190,306	543,123	560,518
Add back freight	4,901	4,315	13,621	12,109

Sales as shown in the Consolidated Statements of Income	$193,125	$194,621	$556,744	$572,627

Operating Profit
Film Products:
Ongoing operations	$10,807	$16,645	$34,839	$53,442
Plant shutdowns, asset impairments and restructurings	(1,566)	(178)	(4,260)	(1,273)

	9,241	16,467	30,579	52,169

Aluminum Extrusions:
Ongoing operations	6,542	8,107	12,608	23,737
Plant shutdowns, asset impairments and restructurings	(256)	—	(644)	(169)

	6,286	8,107	11,964	23,568

Therics:
Ongoing operations	(2,618)	(3,263)	(9,221)	(10,090)
Restructurings	(2,151)	—	(3,855)	—
Unusual items	—	—	(1,067)	—

	(4,769)	(3,263)	(14,143)	(10,090)

Total operating profit	10,758	21,311	28,400	65,647
Interest income	253	448	1,086	1,498
Interest expense	1,213	2,401	4,999	6,899
Gain on the sale of corporate assets	2,231	—	2,231	—
Corporate expenses, net	2,054	825	6,564	3,948

Income before income taxes	9,975	18,533	20,154	56,298
Income taxes	3,556	6,594	7,195	20,029

Income from continuing operations	6,419	11,939	12,959	36,269
Income (loss) from discontinued operations	—	(13,700)	(48,625)	(40,782)

Net income (loss)	$6,419	$(1,761)	$(35,666)	$(4,513)

16

        Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See Note 2 on page 5 regarding the reclassification of unusual items and losses associated with plant shutdowns, asset impairments and restructurings.

        Net sales and operating profit from ongoing operations in Film Products were down 2.4% and 35%, respectively, in the third quarter, and 2.4% and 35%, respectively, for the first nine months. Volume for the quarter was 68 million pounds, down 8% from 74 million pounds in 2002. Year-to-date volume decreased 11% to 207 million pounds from 232 million pounds. Net sales, operating profit and volume in the second quarter of 2003, the first full quarter reflecting the loss of certain discontinued domestic backsheet business with The Procter & Gamble Company (“P&G”), were $88.4 million, $10.1 million and 66 million pounds, respectively. On a sequential basis (third quarter 2003 compared to second quarter of 2003) net sales, operating profit and volume were up 4.2%, 7% and 3.3%, respectively.

        Film Products’ strategy is based on expanding sales of apertured, elastic and specialty products. Sales of these and other products that are unrelated to certain discontinued domestic backsheet business continue to grow and now comprise approximately 90% of Film Products’ revenue. Expectations for near-term profit improvement are tempered by higher costs related to recent resin price increases, new product introductions and capacity additions in Europe, China and the U.S. Cost reduction activities are continuing, including the qualification of new lower cost resins, manufacturing efficiency efforts and the closure of the plant in New Bern, North Carolina. Operating profit from ongoing operations is expected to remain near third-quarter levels in the fourth quarter and gradually improve in 2004.

        Third-quarter net sales in Aluminum Extrusions were flat at $96 million while operating profit from ongoing operations declined to $6.5 million, down 20% from $8.1 million in 2002. Volume was 63 million pounds for the quarter, up 1% from 62 million pounds in 2002. Profits continue to be affected by higher energy and insurance costs. Appreciation of the Canadian Dollar against the U.S. Dollar also had an adverse impact (see “Quantitative and Qualitative Disclosures About Market Risk” on page 22). On a sequential basis, net sales were up 8% while operating profit improved by $1.6 million or 35% over second-quarter results. Volume was up 9% compared to the second quarter.

        Year-to-date net sales were $269.1 million, down 4% from $279.6 million in 2002. Operating profit from ongoing operations for the nine-month period was $12.6 million, down 47% from $23.7 million in 2002. Year-to-date volume decreased 4% to 174 million pounds, down from 181 million pounds in 2002. Lower year-to-date operating profits are due primarily to the decline in volume and the other factors noted above in describing third quarter results.

        Customer orders in Aluminum Extrusions have declined to levels similar to 2002 after showing improvement early in the third quarter, and the business is now entering the seasonally weak winter months. Given these factors, fourth-quarter aluminum profits are not likely to show improvement over year-ago levels.

        The third-quarter operating loss from ongoing operations at Therics was $2.6 million compared to a loss of $3.3 million in 2002. On a similar basis, the year-to-date loss was $9.2 million compared to $10.1 million in 2002. On October 21, 2003, we announced the completion of a strategic assessment of Therics, which resulted in a decision to support the 2004 rollout of a new line of orthopaedic products. This decision is based on our belief that Therics’ technology has value. It also reflects our confidence in the new management team at Therics, which is highly focused on bringing the first product line to market and controlling expenses. Therics’ management expects the company to begin generating revenue in the first half of 2004. We will monitor Therics’ near-term progress against milestones that are clearly defined and measurable.

        Therics has developed an initial family of products that is expected to be launched in the first half of 2004. These products will be introduced into the orthobiologics sector of orthopaedic and neurosurgical medicine, specifically the growing market for bone graft substitutes. Orthobiologic products use biology and biochemistry to repair, replace or regenerate musculoskeletal structures.

        We expect near-term operating losses at Therics to remain around $3 million per quarter. Operating losses should decline assuming sales begin to ramp up in the second half of 2004.

Liquidity and Capital Resources

        Tredegar’s total assets decreased to $809.5 million at September 30, 2003, from $838 million at December 31, 2002, due primarily to the impact of the sale of substantially all of the venture capital investment portfolio, partially offset by capital expenditures in excess of depreciation, positive foreign currency translation adjustments associated with Canadian and European operations and appreciation of $4.6 million of shares held in Vascular Solutions, Inc. (NASDAQ: VASC) and Illumina, Inc. (NASDAQ: ILMN).

        The net deferred income tax liability (deferred income tax liabilities minus deferred income tax assets) increased to $45.5 million at September 30, 2003, from $6.5 million at December 31, 2002, due to the reversal of deferred tax assets totaling approximately $35 million related to the sale of the venture capital portfolio. Pretax proceeds from the sale totaled $21.5 million. An additional $54.4 million of proceeds, in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments. See Note 2 on page 5 for more information.

        Cash provided by operating activities was $57.4 million in the first nine months of 2003 compared with $45.8 million in 2002. The increase is due primarily to a decrease in the level of primary working capital (accounts receivable, inventories and accounts payable).

        Cash used in investing activities was $21.5 million in the first nine months of 2003 compared with cash used in investing activities of $31 million in 2002. The change is primarily attributable to proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003 versus a net investment of $7.9 million in 2002. This was partially offset by higher capital expenditures, an increase of $22.6 million.

Capital expenditures in the first nine months of 2003 reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment purchased to upgrade lines and expand capacity at our films plant in Kerkrade, The Netherlands;

•	Expansion of capacity at our films plant in Shanghai, China;

•	Construction of a new films plant in Guangzhou, China;

•	Commencing the implementation of a new information system in Film Products; and

•	Machinery and equipment purchased to upgrade our wastewater treatment system at our aluminum extrusions plant in Newnan, Georgia.

        Cash used in financing activities was $51 million in the first nine months of 2003 versus $8 million in 2002. This change is attributable to repayments of debt in the total amount of $42.2 million in 2003. In addition, we repurchased 406,400 shares of our common stock during the first six months of 2003 for a total of $5.2 million (an average price of $12.72 per share). There were no purchases during the third quarter of 2003.

        Debt outstanding of $217.1 million at September 30, 2003, consisted of a $212.5 million term loan and other debt of $4.6 million. On October 17, 2003, we refinanced our debt with a new $250 million credit agreement consisting of a $175 million three-year revolving credit facility and a $75 million three-year term loan. The amount available under the revolving credit facility is reduced by $50 million on the earlier of the receipt of the $54.4 million income tax recoveries related to the sale of the venture capital portfolio (see Note 2 on page 5) or September 15, 2004. Term loan installments are due as follows:

Term Loan Quarterly Repayment Schedule (In Thousands)
Installment due each quarter on December 31, 2003, and March 31, June
30 and September 30, 2004	$1,875
Installment due each quarter on December 31, 2004, and March 31, June
30 and September 30, 2005	3,125
Installment due each quarter on December 31, 2005, and March 31 and
June 30, 2006	3,750
Final payment due on September 30, 2006	43,750

Pro forma capitalization as if the Credit Agreement were in place as of September 30, 2003, is provided below:

Pro Forma Capitalization as of September 30, 2003 (In Thousands)
	As Reported	Debt Paydown & Refinancing	Pro Forma

Net capitalization and deferred debt
issuance costs:
Cash and cash equivalents	$94,850	$(63,834)	$31,016

Debt:
Term loan	212,500	(212,500)	—
Credit Agreement:
Revolver	—	75,000	75,000
Term loan	—	75,000	75,000
Other debt	4,575	—	4,575

Total debt	217,075	(62,500)	154,575

Debt net of cash and cash equivalents	122,225	1,334	123,559
Shareholders’ equity	433,173	—	433,173

Net capitalization	$555,398	$1,334	$556,732

Deferred debt issuance costs	$738	$596	$1,334
Indebtedness:
Total debt	$217,075	$(62,500)	$154,575
Face value of letters of credit	6,791	—	6,791

Indebtedness	$223,866	$(62,500)	$161,366

        Excluded from the pro forma analysis above are income tax recoveries of $54.4 million expected in mid-2004 related to the sale of the venture capital portfolio. See Note 2 on page 5 for more information.

        The credit spread over LIBOR and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

	Credit Spread Over LIBOR Under Credit Agreement (Basis Points)
Indebtedness-to- Adjusted EBITDA Ratio	Revolver ($75 Million Outstanding at 10/31/03)	Term Loan ($75 Million Outstanding at 10/31/03)	Commitment Fee (Basis Points)
› 2x but ‹= 3x	150.0	150.0	30.0
› 1x but ‹= 2x	125.0	125.0	25.0
‹= 1x	100.0	100.0	20.0

        The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement are not intended to represent cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and
Interest Coverage Ratio as Defined in Credit Agreement Along with Related Most
Restrictive Covenants
For the Twelve Months Ended September 30, 2003 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement:
Net loss	$(33,684)
Plus:
After-tax losses related to discontinued operations	58,999
Total income tax expense for continuing operations	14,047
Interest expense	7,452
Depreciation and amortization expense for continuing operations	31,927
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10 million, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset
impairments and/or restructurings	12,920
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,522)
All non-cash gains and income, plus cash gains and
income not to exceed $10 million, for continuing operations that are classified as unusual, extraordinary or which are related to plant
shutdowns, asset impairments and/or restructurings	(7,849)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in Credit Agreement	82,290
Less: Depreciation and amortization expense for continuing
operations	(31,927)

Adjusted EBIT as defined in Credit Agreement	$50,363

Computations of leverage and interest coverage ratios as defined in
Credit Agreement:
Leverage ratio (pro forma indebtedness-to-adjusted EBITDA)	1.96x
Interest coverage ratio (adjusted EBIT-to-interest expense)	6.76x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid
by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders' equity permitted (increases by
50% of net income generated after September 30, 2003)	325,000
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

        Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance is incapable of being cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

        We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

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

        We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of consolidated net sales from manufacturing operations related to foreign markets for the first nine months of 2003 and 2002 are presented below:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*
	Nine Months Ended Sept. 30
	2003		2002
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	4%	17%	3%	18%
Europe	3	12	3	9
Latin America	3	2	3	2
Asia	3	2	4	2

Total	13%	33%	13%	31%

*	Based on consolidated net sales from manufacturing operations (excludes Therics and discontinued operations).

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

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will positively impact results or that such efforts could be increased to a level that offsets any additional future declines in revenue or increases in energy, raw material or other costs.

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 33% of Tredegar’s net sales in 2002, 31% in 2001 and 28% in 2000. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G. See the business segment review beginning on page 17 for a discussion regarding the loss of P&G’s domestic diaper backsheet business.

•	Growth of Film Products depends on our ability to develop and deliver new products, especially in the personal care market, which comprised over 75% of Film Products’ net sales in each of the last three years. Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios.The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Moreover, in 2003 higher energy and insurance costs and the appreciation of the Canadian Dollar against the U.S. Dollar had an adverse impact on operating profits. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

•	The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of markets. This competition could result in loss of market share due to a competitor’s ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•	Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable. There can be no assurance that any new products can be brought to market successfully. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

•	Therics’ prospects and value depend on its ability to develop, manufacture, market, sell and profit from its orthopaedic product line and to achieve specified milestones, both of which will depend on its preclinical, clinical, regulatory, manufacturing and sales and marketing capabilities or, where appropriate, its ability to enter into satisfactory arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. Our inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products.

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel could have a material adverse effect on Therics’ business and results of operations, and could inhibit product development, commercialization and sales and marketing efforts. In addition, recruiting and retaining qualified scientific personnel to perform future R&D work is critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain executive management and sales and marketing and scientific personnel on acceptable terms could prevent us from achieving our business objectives.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the United States. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 22.

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

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Nos.

4	Credit Agreement, dated as of October 17, 2003, by and among Tredegar Corporation, as borrower, its domestic subsidiaries, as guarantors, and the lenders (Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., as documentation agent)

31.1	Certification of Norman A. Scher, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Norman A. Scher, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On July 21, 2003, we furnished a Form 8-K with respect to our second quarter 2003 earnings press release dated July 21, 2003. On October 21, 2003, we furnished a Form 8-K with respect to our third quarter 2003 earnings press release dated October 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	Tredegar Corporation (Registrant) /s/ D. Andrew Edwards —————————————————— D. Andrew Edwards Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer

28