Form 10-K
period 2003-12-31
TREDEGAR CORP
filed 2004-02-19
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003: $451,838,488*

Number of shares of Common Stock outstanding as of January 28, 2004: 38,255,706 (38,081,940 as of June 30, 2003)

* In determining this figure, an aggregate of 7,939,279 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value does, however, include 4,491,980 shares reported as beneficially owned by Bruce C. Gottwald and additional shares owned by members of his immediate family, none of whom is considered by Tredegar Corporation to be affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2003, as reported by The Wall Street Journal.

Documents Incorporated By Reference

        Portions of the Tredegar Corporation (“Tredegar”) Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders on or about March 8, 2004.

Index to Annual Report on Form 10-K
Year Ended December 31, 2003

* Items 11 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission (the “SEC”) has not approved or disapproved of this report or passed upon its accuracy or adequacy.

PART I

Item 1.	BUSINESS

Description of Business

        Tredegar Corporation (“Tredegar”) is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. We also operate Therics Inc. (“Therics”), which has developed and recently launched an initial family of products used in bone grafting procedures. We sold our venture capital investment portfolio in the first half of 2003 (see pages 34-35 for more information).

Film Products

        Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, nonwovens and laminate materials primarily for personal and household care products and packaging and surface protection applications. These products are produced at various locations throughout the United States and at plants in The Netherlands, Hungary, Italy, China, Brazil and Argentina. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal and Household Care Films. Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and nonwovens and laminate materials for personal care markets, including:

•	Apertured film and nonwoven materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinent products;

•	Breathable, embossed and elastic materials for use as backsheet and other components for baby diapers, adult incontinent products and feminine hygiene products (including elastic fastening components sold under the Fabriflex® and Flexaire® names); and

•	Absorbent transfer layers for baby diapers and adult incontinent products sold under the AquiDry® name.

        In each of the last three years, personal care products accounted for more than 30% of Tredegar’s consolidated net sales.

        Film Products also makes apertured films and breathable barrier films that regulate vapor or fluid transmission. These products are typically used in industrial, medical, agricultural and household markets, including disposable mops, facial wipes, filter layers for personal protective suits, facial masks and landscaping fabric.

Packaging and Protective Films. Film Products produces a broad line of packaging films with an emphasis on paper, as well as laminating films for food packaging applications. These products give our customers a competitive advantage by providing cost savings with thin-gauge films that are readily printable and convertible on conventional processing equipment. Major end uses include overwrap for bathroom tissue and paper towels, and retort pouches.

        Film Products also produces films that are disposable, protective coversheets for photopolymers used in the manufacture of circuit boards. Other films sold under the UltraMask® and ForceFieldTM names are used as protective films to protect flat panel display components such as glass during fabrication, shipping and handling.

Raw Materials. The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of polyethylene and polypropylene resins in the immediate future. Film Products also buys nonwoven fabrics based on these same resins, and we believe there will be adequate supply of these materials in the immediate future.

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $207 million in 2003, $243 million in 2002 and $235 million in 2001 (these amounts include film sold to third parties that converted the film into materials used in products manufactured by P&G).

        P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business. See discussion beginning on page 31 regarding the P&G domestic backsheet business.

Research and Development and Intellectual Property. Film Products has technical centers in Terre Haute, Indiana; Lake Zurich, Illinois; Chieti, Italy; and Shanghai, China; and holds 53 U.S. patents and 15 U.S. trademarks. Expenditures for research and development (“R&D”) have averaged $7.6 million per year over the past three years.

Aluminum Extrusions

        Aluminum Extrusions is comprised of The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”), which produce soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, electrical, consumer durables, and machinery and equipment markets.

        Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted aluminum extrusions for sale directly to fabricators and distributors that use our extrusions to produce curtain walls, architectural shapes, tub and shower doors, window components, ladders, bus bars, tractor-trailer shapes, automotive parts and snowmobiles, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product quality, service and price.

        Aluminum Extrusions sales volume by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment

	2003	2002	2001
Building and construction:
Residential	30	26	27
Commercial	31	35	31
Distribution	15	15	17
Transportation	10	10	10
Electrical	6	6	7
Consumer durables	4	4	3
Machinery and equipment	4	4	5

Total	100	100	100

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be adequate supply of aluminum and other required raw materials and supplies in the immediate future.

Intellectual Property. Aluminum Extrusions holds three U.S. patents and four U.S. trademarks.

Therics

        Located in Princeton, New Jersey, Therics currently employs 44 people. Therics began developing tissue-engineered products in 1996. Its primary focus is on commercializing products made from the TheriForm® process, a unique microfabrication technology used to create precise three-dimensional products. The process creates complex scaffolds for efficacious tissue in-growth. With this technology, the company has developed and recently launched an initial family of implants used in bone grafting procedures. Bone grafting procedures are performed by orthopaedic surgeons and neurosurgeons.

        Therics’ initial synthetic bone graft implants, which have received clearance from the U.S. Food and Drug Administration (the “FDA”), are made from beta-tricalcium phosphate (“(beta)-TCP”). (beta)-TCP has proven effective as a reliable bone substitute in a variety of orthopaedic and neurosurgical applications. Studies have shown it to be equivalent to or better than autograft in healing defects. Unlike other materials that may remain in the body for an extended period of time, the body resorbs (beta)-TCP as bone healing occurs, providing a conduit for bone formation without impeding the body’s ability to heal.

        Therics also markets human demineralized bone matrix (“DBM”) powder and allograft implants that it purchases from approved tissue donor banks. DBM and other bio-additives are typically mixed and used as filler and may be used in conjunction with other bone grafting materials to induce bone in-growth. Therics expects to offer bone grafting implants made from a unique and proprietary combination of DBM and (beta)-TCP later in 2004. We expect this new product will further improve the opportunity for bone in-growth.

        Sales for the orthobiologics market in the U.S., which includes bone substitutes, allograft bone/tissue, tissue-engineered substances and growth factors/bone proteins, was projected by Millennium Research Group to grow to $1.4 billion by 2006 from $706 million in 2002. Sales for the segment of this market most comparable to Therics’ initial family of bone grafting implants and DBM powder were estimated at $401 million in 2002. Therics products are sold through a network of independent sales representatives.

        We believe there will be adequate supply of (beta)-TCP in the immediate future. There are a limited number of suppliers of DBM and we currently depend on the largest of the concerns for our source of supply. A disruption of DBM supply would adversely affect our ability to meet sales goals.

        Therics relies on a combination of patent, trademark, copyright and trade secret laws to protect the company’s proprietary technologies and products. Therics owns or holds exclusive rights to 34 issued patents and has more than 32 U.S. and foreign patent applications pending. Therics spent approximately $11.2 million in 2003, $12.5 million in 2002 and $13 million in 2001 on R&D activities.

        Therics had no revenues and an operating loss of $11.7 million in 2003, revenues of $208,000 and an operating loss of $13.1 million in 2002 and revenues of $450,000 and an operating loss of $12.9 million in 2001. Revenues recognized by Therics to date relate entirely to payments received for R&D support. As of December 31, 2003, Tredegar had invested approximately $65 million in Therics. Therics’ identifiable assets included in Tredegar’s consolidated balance sheet were $8.9 million at December 31, 2003, including goodwill and intangible assets of $4.7 million. Therics also has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $11.1 million at December 31, 2003.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products and Therics. We routinely apply for patents on significant developments in each of these businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $18.8 million in 2003, $20.3 million in 2002 and $20.3 million in 2001 on R&D activities related to continuing operations.

Backlog. Backlogs are not material to our operations.

Government Regulation. Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. We believe that we are in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees. Tredegar employed approximately 3,000 people at December 31, 2003.

Available Information and Corporate Governance Documents. Our Internet address is www.tredegar.com. We make available, free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and the charters of our Audit, Executive Compensation and Nominating and Governance Committees are available on our web site and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225.

Item 2.	PROPERTIES

General

        Most of the improved real property and the other assets used in our operations are owned, and none of the owned property is subject to an encumbrance that is material to our consolidated operations. We consider the plants, warehouses and other properties and assets owned or leased by us to be in generally good condition.

        We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at 50-95% of capacity. Our corporate headquarters is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

        Our principal plants and facilities are listed below:

Film Products		Principal Operations
Locations in the United States	Locations in Foreign Countries
LaGrange, Georgia
Lake Zurich, Illinois (technical
   center and production
   facility)
New Bern, North Carolina
   (closing in 2004)
Pottsville, Pennsylvania
Terre Haute, Indiana
   (technical center and
production facility)	Chieti, Italy (technical center) Guangzhou, China Kerkrade, The Netherlands Rétság, Hungary Roccamontepiano, Italy San Juan, Argentina São Paulo, Brazil Shanghai, China	Production of plastic films, nonwovens and laminate materials

Aluminum Extrusions		Principal Operations
Locations in the United States	Locations in Canada
Carthage, Tennessee Kentland, Indiana Newnan, Georgia	Aurora, Ontario Pickering, Ontario Richmond Hill, Ontario Ste Thérèse, Québec Woodbridge, Ontario	Production of aluminum extrusions, fabrication and finishing

Therics

Therics leases space in Princeton, New Jersey. 4

Item 3.	LEGAL PROCEEDINGS

        A consent order was entered into by the Environmental Protection Division, Department of Natural Resources, State of Georgia and The William L. Bonnell Company relating to alleged violations of the conditions and limitations contained in the National Pollutant Discharge Elimination System Permit No. GA0000507 (the “Permit”) for our wastewater treatment facility in Newnan, Georgia. The consent order was in effect through December 31, 2003. We agreed to pay penalties until the Permit issues associated with our wastewater treatment facility were resolved. We believe that the issues have been resolved and expect aggregate payments under the consent order to equal $160,000 (paid over a period ranging from the third quarter of 2001 to the first quarter of 2004).

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Prices of Common Stock and Shareholder Data

        Our common stock is traded on the New York Stock Exchange under the ticker symbol TG. We have no preferred stock outstanding. There were 38,176,821 shares of common stock held by 4,547 shareholders of record on December 31, 2003.

        The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2003		2002
	High	Low	High	Low
First quarter	$15.08	$10.60	$19.75	$16.85
Second quarter	15.67	11.96	24.72	18.90
Third quarter	16.76	14.03	23.07	16.25
Fourth quarter	16.52	14.62	17.65	12.25

Dividend Information

        We have paid a dividend every quarter since becoming a public company in July 1989. During 2001, 2002 and 2003, our quarterly dividend was 4 cents per share.

        All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 8 beginning on page 57 for minimum shareholders’ equity required and aggregate dividends permitted.

Annual Meeting

        Our annual meeting of shareholders will be held on April 29, 2004, beginning at 9:30 a.m. EDT at the University of Richmond’s Jepson Alumni Center in Richmond, Virginia. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about March 8, 2004.

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
Cleveland, Ohio 44193-0900
Phone: 800-622-6757
E-mail: shareholder.inquiries@nationalcity.com

        All other inquiries should be directed to:

Tredegar Corporation
Investor Relations Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone: 800-411-7441
E-mail: invest@tredegar.com
Web site: www.tredegar.com

Quarterly Information

        We do not generate or distribute quarterly reports to shareholders. Information on quarterly results can be obtained from our web site and from quarterly reports on Form 10-Q filed with the SEC.

Legal Counsel Hunton & Williams LLP Richmond, Virginia	Independent Accountants PricewaterhouseCoopers LLP Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

The tables that follow on pages 7-13 present certain selected financial and segment information for the eight years ended December 31, 2003. 6

EIGHT-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2003	2002		2001		2000		1999	1998		1997		1996

(In thousands, except per-share data)

Results of Operations (a):
Sales	$738,651	$753,724		$779,157		$879,475		$828,015	$705,024		$586,466		$530,063
Other income (expense), net	7,853	546		1,255		1,914		972	1,749		3,135		2,109

	746,504	754,270		780,412		881,389		828,987	706,773		589,601		532,172

Cost of goods sold	606,242	582,658		618,323		706,817		648,254	553,184		457,896		417,014
Freight	18,557	16,319		15,580		17,125		15,221	10,946		8,045		6,548
Selling, general & administrative expenses	53,341	52,252		47,954		47,321		44,675	37,127		36,659		39,477
Research and development expenses	18,774	20,346		20,305		15,305		11,500	5,995		6,475		4,708
Amortization of intangibles	268	100		4,914		5,025		3,430	205		50		256
Interest expense	6,785	9,352		12,671		17,319		9,088	1,318		1,952		2,176
Plant shutdowns, asset impairments
and restructurings	11,426 (b)	3,884	(c)	16,935	(d)	23,791	(e)	4,628 (f)	664	(g)	—		1,288	(i)
Unusual items	1,067 (b)	(6,147	)(c)	(971	)(d)	(762	)(e)	—	(765	)(g)	(2,250	)(h)	(12,715	)(i)

	716,460	678,764		735,711		831,941		736,796	608,674		508,827		458,752

Income from continuing operations
before income taxes	30,044	75,506		44,701		49,448		92,191	98,099		80,774		73,420
Income taxes	10,717	26,881		13,950	(d)	18,135		32,728	32,094	(g)	28,339		25,553

Income from continuing operations (a)	19,327	48,625		30,751		31,313		59,463	66,005		52,435		47,867

Discontinued operations (a):
Income (loss) from venture capital
investment activities	(46,569)	(42,428)		(16,627)		83,640		(4,626)	394		8,883		1,369
Income (loss) from operations of Molecumetics	891	(8,728)		(5,768)		(3,577)		(2,189)	(2,243)		(2,872)		(4,201)
Income from discontinued energy segment	—	—		1,396		—		—	4,713		—		—

Income (loss) from discontinued operations (a)	(45,678)	(51,156)		(20,999)		80,063		(6,815)	2,864		6,011		(2,832)

Net income (loss)	$(26,351)	$(2,531)		$9,752		$111,376		$52,648	$68,869		$58,446		$45,035

Diluted earnings (loss) per share:
Continuing operations (a)	$.50	$1.25		$.79		$.80		$1.54	$1.71		$1.33		$1.22
Discontinued operations (a)	(1.19)	(1.32)		(.54)		2.06		(.18)	.07		.15		(.07)

Net income (loss)	$(.69)	$(.07)		$.25		$2.86		$1.36	$1.78		$1.48		$1.15

Refer to notes to financial tables on page 13. 7

EIGHT-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2003	2002	2001	2000	1999	1998	1997	1996

(In thousands, except per-share data)

Share Data:
Equity per share	$11.72	$12.08	$12.53	$13.07	$9.88	$8.46	$7.34	$5.79
Cash dividends declared per share	.16	.16	.16	.16	.16	.15	.11	.09
Weighted average common shares outstanding during the period	38,096	38,268	38,061	37,885	36,992	36,286	36,861	36,624
Shares used to compute diluted earnings
per share during the period	38,441	38,869	38,824	38,908	38,739	38,670	39,534	39,315
Shares outstanding at end of period	38,177	38,323	38,142	38,084	37,661	36,661	37,113	36,714
Closing market price per share:
High	16.76	24.72	21.70	32.00	32.94	30.67	24.65	15.13
Low	10.60	12.25	15.30	15.00	16.06	16.13	12.54	6.83
End of year	15.53	15.00	19.00	17.44	20.69	22.50	21.96	13.38
Total return to shareholders (j)	4.6%	(20.2)%	9.9%	(14.9)%	(7.3)%	3.1%	65.0%	87.8%

Financial Position:
Total assets	753,025	837,962	865,031	903,768	792,487	457,178	410,937	341,077
Cash and cash equivalents	19,943	109,928	96,810	44,530	25,752	25,409	120,065	101,261
Income taxes recoverable from sale of
venture capital portfolio	55,000	—	—	—	—	—	—	—
Debt	139,629	259,280	264,498	268,102	270,000	25,000	30,000	35,000
Shareholders’ equity (net book value)	447,399	462,932	477,899	497,728	372,228	310,295	272,546	212,545
Equity market capitalization (k)	592,889	574,845	724,706	664,090	779,112	824,873	814,940	491,050

Refer to notes to financial tables on page 13. 8

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (l)

Segment	2003	2002	2001	2000	1999	1998	1997	1996

(In thousands)

Film Products	$365,501	$376,904	$382,740	$380,202	$342,300	$286,965	$298,862	$257,306
Aluminum Extrusions	354,593	360,293	380,387	479,889	461,241	395,455	266,585	219,044
Therics	—	208	450	403	161	—	—	—

Total ongoing operations (n)	720,094	737,405	763,577	860,494	803,702	682,420	565,447	476,350
Divested operations (a):
Fiberlux	—	—	—	1,856	9,092	11,629	10,596	10,564
Molded Products	—	—	—	—	—	—	—	21,131
Brudi	—	—	—	—	—	—	—	13,380
Other (m)	—	—	—	—	—	29	2,378	2,090

Total net sales	720,094	737,405	763,577	862,350	812,794	694,078	578,421	523,515
Add back freight	18,557	16,319	15,580	17,125	15,221	10,946	8,045	6,548

Sales as shown in Consolidated
Statements of Income	$738,651	$753,724	$779,157	$879,475	$828,015	$705,024	$586,466	$530,063

Refer to notes to financial tables on page 13. 9

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2003		2002		2001		2000		1999		1998		1997		1996

(In thousands)

Film Products:
Ongoing operations	$45,676		$72,307		$61,787		$47,112		$59,554		$53,786		$50,463		$43,158
Plant shutdowns, asset impairments
and restructurings	(5,746	)(b)	(3,397	)(c)	(9,136	)(d)	(22,163	)(e)	(1,170	)(f)	—		—		(1,288	)(i)
Unusual items	—		6,147	(c)	—		—		—		—		—		1,968	(i)

Aluminum Extrusions:
Ongoing operations	15,117		27,304		25,407		52,953		56,501		47,091		32,057		23,371
Plant shutdowns, asset impairments
and restructurings	(644	)(b)	(487	)(c)	(7,799	)(d)	(1,628	)(e)	—		(664	)(g)	—		—
Gain on sale of land	1,385		—		—		—		—		—		—		—
Unusual items	—		—		—		—		—		—		—		—

Therics:
Ongoing operations	(11,651)		(13,116)		(12,861)		(8,024)		(5,235)		—		—		—
Plant shutdowns, asset impairments
and restructurings	(3,855	)(b)	—		—		—		(3,458	)(f)	—		—		—
Unusual items	(1,067	)(b)	—		—		—		—		—		—		—

Divested operations (a):
Fiberlux	—		—		—		(264)		57		1,433		845		1,220
Molded Products	—		—		—		—		—		—		—		1,011
Brudi	—		—		—		—		—		—		—		231
Other (m)	—		—		—		—		—		(428)		(267)		(118)
Unusual items	—		—		—		762	(e)	—		765	(g)	2,250	(h)	10,747	(i)

Total	39,215		88,758		57,398		68,748		106,249		101,983		85,348		80,300
Interest income	1,183		1,934		2,720		2,578		1,419		2,279		4,959		2,956
Interest expense	6,785		9,352		12,671		17,319		9,088		1,318		1,952		2,176
Gain on sale of corporate assets	5,155		—		—		—		712		—		—		—
Corporate expenses, net	8,724	(b)	5,834		2,746	(d)	4,559		7,101		4,845		7,581		7,660

Income from continuing operations
before income taxes	30,044		75,506		44,701		49,448		92,191		98,099		80,774		73,420
Income taxes	10,717		26,881		13,950	(d)	18,135		32,728		32,094	(g)	28,339		25,553

Income from continuing operations	19,327		48,625		30,751		31,313		59,463		66,005		52,435		47,867
(Loss) income from discontinued operations (a)	(45,678)		(51,156)		(20,999)		80,063		(6,815)		2,864		6,011		(2,832)

Net income (loss)	$(26,351)		$(2,531)		$9,752		$111,376		$52,648		$68,869		$58,446		$45,035

Refer to notes to financial tables on page 13. 10

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets

Segment	2003	2002	2001	2000	1999	1998	1997	1996

(In thousands)

Film Products	$422,321	$379,635	$367,291	$367,526	$360,517	$132,241	$123,613	$116,520
Aluminum Extrusions	185,336	176,631	185,927	210,434	216,258	201,518	101,855	83,814
Therics	8,917	10,643	9,931	9,609	9,905	—	—	—

Subtotal	616,574	566,909	563,149	587,569	586,680	333,759	225,468	200,334
General corporate	61,508	52,412	40,577	30,214	22,419	23,905	21,357	22,608
Income taxes recoverable from sale of
venture capital investment portfolio	55,000	—	—	—	—	—	—	—
Cash and cash equivalents	19,943	109,928	96,810	44,530	25,752	25,409	120,065	101,261

Identifiable assets from ongoing operations	753,025	729,249	700,536	662,313	634,851	383,073	366,890	324,203
Divested operations (a):
Fiberlux	—	—	—	—	7,859	7,811	6,886	6,203
Other (m)	—	—	—	—	—	—	983	1,619
Discontinued operations (a):
Venture capital	—	108,713	158,887	236,698	145,028	61,098	33,628	6,141
Molecumetics	—	—	5,608	4,757	4,749	5,196	2,550	2,911

Total	$753,025	$837,962	$865,031	$903,768	$792,487	$457,178	$410,937	$341,077

Refer to notes to financial tables on page 13. 11

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2003	2002	2001	2000	1999	1998	1997	1996

(In thousands)

Film Products	$19,828	$20,085	$22,047	$23,122	$18,751	$11,993	$10,947	$11,262
Aluminum Extrusions	10,883	10,506	11,216	9,862	9,484	8,393	5,508	5,407
Therics	1,641	463	2,262	1,782	1,195	—	—	—

Subtotal	32,352	31,054	35,525	34,766	29,430	20,386	16,455	16,669
General corporate	270	353	329	315	253	254	313	390

Total ongoing operations	32,622	31,407	35,854	35,081	29,683	20,640	16,768	17,059
Divested operations (a):
Fiberlux	—	—	—	151	498	544	515	507
Molded Products	—	—	—	—	—	—	—	1,261
Brudi	—	—	—	—	—	—	—	550
Other (m)	—	—	—	—	—	—	135	161
Discontinued operations (a):
Venture capital	—	—	—	18	22	21	—	—
Molecumetics	—	527	2,055	1,734	1,490	1,260	996	780

Total	$32,622	$31,934	$37,909	$36,984	$31,693	$22,465	$18,414	$20,318

Capital Expenditures, Acquisitions and Investments

Segment	2003	2002	2001	2000	1999	1998	1997	1996

(In thousands)
Film Products	$57,203	$24,063	$24,775	$53,161	$25,296	$18,456	$15,354	$11,932
Aluminum Extrusions	8,293	4,799	8,506	21,911	16,388	10,407	6,372	8,598
Therics	219	1,621	2,340	1,730	757	—	—	—

Subtotal	65,715	30,483	35,621	76,802	42,441	28,863	21,726	20,530
General corporate	93	60	519	384	606	115	28	143

Capital expenditures for ongoing
operations	65,808	30,543	36,140	77,186	43,047	28,978	21,754	20,673
Divested operations (a):
Fiberlux	—	—	—	425	812	1,477	530	417
Molded Products	—	—	—	—	—	—	—	1,158
Brudi	—	—	—	—	—	—	—	104
Other (m)	—	—	—	—	—	—	5	14
Discontinued operations (a):
Venture capital	—	—	—	86	—	54	—	—
Molecumetics	—	793	2,850	2,133	1,362	3,561	366	1,594

Total capital expenditures	65,808	31,336	38,990	79,830	45,221	34,070	22,655	23,960
Acquisitions and other	1,579	—	1,918	6,316	215,227	72,102	13,469	—
Venture capital investments	2,807	20,373	24,504	93,058	81,747	35,399	20,801	3,138

Total	$70,194	$51,709	$65,412	$179,204	$342,195	$141,571	$56,925	$27,098

Refer to notes to financial tables on page 13. 12

NOTES TO FINANCIAL TABLES

(In thousands, except per-share amounts)

(a)	In 2003, we sold substantially all of our venture capital investment portfolio. In 2002, we ceased operations at Molecumetics, one of our biotechnology units, and sold its tangible assets. The operating results associated with the venture capital investment portfolio and Molecumetics have been reported as discontinued operations. In 2003, discontinued operations also include a gain of $891 after-taxes on the sale of intellectual property of Molecumetics and a loss on the divestiture of the venture capital investment portfolio of $46,269 after-taxes. Discontinued operations in 2002 also include a loss on the disposal of Molecumetics of $4,875 after-taxes. In 1994, we divested our coal subsidiary, The Elk Horn Coal Corporation, and our remaining oil and gas properties. As a result of these events, we report the Energy segment as discontinued operations. In 2001, discontinued operations include a gain of $1,396 for the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation. In 1998, discontinued operations include gains for the reimbursement of payments made by us to the United Mine Workers of America Combined Benefit Fund (the "Fund") and the reversal of a related accrued liability established to cover future payments to the Fund. On March 28, 1996, we sold Molded Products. During the second quarter of 1996, we completed the sale of Brudi. The operating results of Molded Products were historically reported as part of the Plastics segment on a combined basis with Film Products and Fiberlux. Likewise, results for Brudi were combined with Aluminum Extrusions and reported as part of the Metal Products segment. Accordingly, results for Molded Products and Brudi have been included in continuing operations. We began reporting Molded Products and Brudi separately in our segment disclosures in 1995 after announcing our intent to divest these businesses. Fiberlux was sold on April 10, 2000.

(b)	Plant shutdowns, asset impairments and restructurings for 2003 include charges of $4,514 for severance costs in connection with restructurings in Film Products ($1,922), Aluminum Extrusions ($256), Therics ($1,155) and corporate headquarters ($1,181, included in "Corporate expenses, net" in the operating profit by segment table), charges of $2,776 for asset impairments in the films business, charges of $2,700 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey, a charge of $611 primarily related to severance costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina, a charge of $388 related to an early retirement program in our aluminum business and charges of $437 for additional costs incurred related to previously announced plant shutdowns in our films business. Unusual items for 2003 include a charge of $1,067 related to an adjustment for depreciation and amortization at Therics based on our decision to suspend divestiture efforts.

(c)	Plant shutdowns, asset impairments and restructurings for 2002 include a charge of $1,457 for asset impairments in the films business, a charge of $1,007 for additional costs related to the shutdown of the films plant in Carbondale, Pennsylvania, a charge of $541 for additional costs related to the shutdown of the films plant in Tacoma, Washington, a charge of $487 for additional costs related to the shutdown of the aluminum extrusions plant in El Campo, Texas, and a charge of $392 for additional costs related to the 2000 shutdown of the films plant in Manchester, Iowa. Unusual items for 2002 include a net gain of $5,618 for payments received from P&G related to terminations and revisions to contracts and related asset write-downs, and a gain of $529 related to the sale of assets.

(d)	Plant shutdowns, asset impairments and restructurings for 2001 include a charge of $7,799 for the shutdown of the aluminum extrusions plant in El Campo, Texas, a charge of $3,386 for the shutdown of the films plant in Tacoma, Washington, a charge of $2,877 for the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, a charge of $1,505 for severance costs related to further rationalization in the films business, and a charge of $1,368 for impairment of our films business in Argentina. Unusual items in 2001 include a gain of $971 (included in "Corporate expenses, net" in the operating profit by segment table) for interest received on tax overpayments. Income taxes in 2001 include a tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

(e)	Plant shutdowns, asset impairments and restructurings for 2000 include a charge of $17,870 related to excess capacity in the films business, a charge of $1,628 related to restructuring at our aluminum extrusions plant in El Campo, Texas, and a charge of $4,293 for the shutdown of the films plant in Manchester, Iowa. Unusual items in 2000 include a gain of $762 for the sale of Fiberlux.

(f)	Plant shutdowns, asset impairments and restructurings for 1999 include a charge of $3,458 related to a write-off of in-process research and development expenses associated with the Therics acquisition and a charge of $1,170 for the write-off of excess packaging film capacity.

(g)	Plant shutdowns, asset impairments and restructurings for 1998 include a charge of $664 related to the shutdown of the powder-coat paint line in our aluminum extrusions plant in Newnan, Georgia. Unusual items for 1998 include a gain of $765 on the sale of APPX Software. Income taxes in 1998 include a tax benefit of $2,001 related to the sale, including a tax benefit for the excess of APPX Software’s income tax basis over its financial reporting basis.

(h)	Unusual items for 1997 include a gain of $2,250 related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products.

(i)	Plant shutdowns, asset impairments and restructurings for 1996 include a charge of $1,288 related to the write-off of specialized machinery and equipment due to excess capacity in certain industrial packaging films. Unusual items for 1996 include a gain of $19,893 on the sale of Molded Products, a gain of $1,968 on the sale of a former films manufacturing site in Fremont, California, and a charge of $9,146 related to the loss on the divestiture of Brudi.

(j)	Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(k)	Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.

(l)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

(m)	Other includes primarily APPX Software (sold in 1998 - see (g)).

(n)	Net sales include sales to P&G totaling $207,049 in 2003, $242,760 in 2002 and $235,236 in 2001. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

13

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Executive Summary

        Tredegar is a manufacturer of plastic film and aluminum extrusions. We also are developing and marketing bone graft substitutes through our Therics subsidiary. Descriptions of our businesses are provided on pages 1-4.

        Our plastic films and aluminum extrusions businesses are quite different from Therics. They can be analyzed and valued by traditional measures of earnings and cash flow, and because they generate positive ongoing cash flow, they can be leveraged with borrowed funds. Therics is a start-up company whose prospects and value currently depend on its ability to develop, manufacture, market, sell and profit from its orthopaedic product line. Therics may never generate profits or positive cash flow. If it were a stand-alone, independent operation, it would typically be financed by private venture capital. More on Therics is provided in the business segment review on page 34.

        In Film Products, operating profit from ongoing operations and excluding volume shortfall payments was $45.7 million in 2003 compared to $63.1 million in 2002. This significant decline ($17.4 million or 28%) was almost entirely due to the loss of certain domestic backsheet business with P&G.

        In Aluminum Extrusions, operating profit from ongoing operations declined to $15.1 million in 2003 (volume of 228.2 million pounds) from $27.3 million in 2002 (volume of 234.3 million pounds). The $12.2 million or 45% decline in operating profit was driven by appreciation of the Canadian Dollar against the U.S. Dollar (unfavorable impact of $3.8 million), higher energy costs (up $3.2 million), lower volume (unfavorable impact of $1.7 million) and higher insurance costs (up $1.6 million).

        Our films and aluminum businesses showed little momentum as 2003 closed. First-quarter 2004 ongoing operating profit in films is expected to remain near 2003 fourth quarter-levels ($10.8 million). Profit growth will be difficult to achieve until we see a sustainable increase in sales. An important part of our strategy is the rollout of a new feminine pad topsheet for P&G for European markets, which began in 2003. We believe the rollout is progressing well, and we continue to invest in increased European capacity (see page 54 for net sales and identifiable assets by geographic area). We believe higher sales and profits will ultimately result from this and other new products as well as our capital investments (capital spending in 2003 was $57 million or $37 million in excess of depreciation) and global expansion over the last several years. More on Film Products is provided in the business segment review on pages 31-33.

        Our aluminum business continues to struggle under difficult market conditions, which are not likely to improve during the seasonally weak winter months. If our markets improve with the economy, we anticipate resumption in growth and increased profitability as we move into the spring. We have a high degree of operating leverage in Aluminum Extrusions at our current level of fixed costs and contribution margin, and we estimate that a 1% change in volume has a 4-5% impact on operating profit. More on Aluminum Extrusions is provided in the business segment review on pages 33-34.

        We sold our venture capital investment portfolio in the first quarter of 2003 for cash proceeds of approximately $21.5 million, and its activities have been reported as discontinued operations. The sale generated income taxes recoverable of approximately $55 million. We expect to receive these funds from the U.S. Internal Revenue Service (the “IRS”) in mid-2004. More on the sale of the venture capital portfolio is provided in the business segment review on pages 34-35.

        On October 17, 2003, we refinanced our debt. Key terms and borrowing capacity under our new credit facility are summarized in the financial condition review on pages 21-23.

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

Impairment and Useful Lives of Long-lived Identifiable Assets and Goodwill

        We regularly assess our long-lived identifiable assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. We also reassess the useful lives of our long-lived assets based on changes in our business and technologies.

        We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1 of each year). We have made determinations as to what our reporting units are and what amounts of goodwill and intangible assets should be allocated to those reporting units.

        In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed, we recorded asset impairment losses for continuing operations related to long-lived identifiable assets of $2.8 million in 2003, $1.5 million in 2002 and $8.9 million in 2001.

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

        The discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and vice versa. We reduced our discount rate in each of the last three years (the rate was 6.25% at the end of 2003, 6.75% at the end of 2002, 7.25% at the end of 2001 and 7.5% at the end of 2000) due to the decline in market interest rates. The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2003, 4.5% at the end of 2002 and 5% at the end of 2001. Lower compensation increases are expected as a result of lower inflation. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. During 2003, the value of our plan assets increased due to improved general market conditions after declining in 2002, 2001 and 2000. Based on recent market and economic conditions and asset mix, we decreased our expected long-term return on plan assets to 8.4% in estimating our 2004 net pension income (our expected return was 8.6% in 2003 and 9% in 2002 and prior years).

        We currently expect net pension income to decline in 2004 by approximately $700,000 compared to 2003 after declining by $4.3 million in 2003 compared to 2002. We expect our minimum cash-funding requirement to be less than $500,000 in 2004.

Deferred Tax Assets

        Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded for book purposes. In these circumstances, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. On a quarterly basis, we review our judgment regarding the likelihood the benefits of a deferred tax asset will be realized. During the periodic reviews, we must consider a variety of factors, including the nature and amount of the tax income and expense items, the anticipated timing of the ability to utilize the asset, the current tax statutes and the projected future earnings. We believe the realization of our deferred tax assets is reasonably assured. If circumstances change and management determines it is no longer more likely than not that an asset will be utilized, an offsetting valuation allowance would be recorded to reduce the asset and net earnings in that period.

Results of Operations

2003 versus 2002

Revenues. Overall, sales for 2003 decreased 2% compared with 2002. Net sales (sales less freight) for Film Products and Aluminum Extrusions declined primarily due to lower sales volume, partially offset by higher selling prices driven by higher raw material costs. For more information on net sales, see the business segment review beginning on page 31.

Operating Costs and Expenses. Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 15.4% in 2003 from 20.5% in 2002. In Film Products, an overall lower gross profit margin was driven primarily by the loss of certain domestic backsheet business (lower overall contribution to cover fixed costs), higher raw material prices and higher manufacturing costs on certain new products. In Aluminum Extrusions, the gross profit margin declined primarily due to the impact of the Canadian Dollar appreciating against the U.S. Dollar, higher energy costs, lower volume and higher insurance costs.

        As a percentage of sales, selling, general and administrative (“SG&A”) expenses increased to 7.2% compared with 6.9% in 2002, primarily due to lower sales, the appreciation of the Canadian Dollar and Euro against the U.S. Dollar, higher employee-related costs, and expenses associated with commencing the implementation of a new information system in Film Products.

        R&D expenses declined to $18.8 million in 2003 ($11.2 million for Therics and $7.6 million for Film Products) from $20.3 million in 2002 ($12.5 million for Therics and $7.8 million for Film Products). The decline was primarily due to cost reduction efforts at Therics.

        On June 16, 2003, we announced plans to close our films plant in New Bern, North Carolina (the “New Bern Plant”) in mid-2004. As a result of the shutdown, we expect to recognize charges totaling approximately $6.5 million ($4.2 million after taxes). During 2003, we recognized charges associated with this shutdown of $2.3 million ($1.5 million after taxes — see details below), and expect to recognize additional charges of approximately $4.2 million ($2.7 million after taxes) in the first half of 2004. Except for the New Bern Plant, previously announced shutdowns were substantially complete at December 31, 2003, and substantially all shutdown costs have been paid and the remaining accrued liabilities are not material.

        Losses associated with plant shutdowns, asset impairments and restructurings in 2003 totaled $11.4 million ($7.4 million after taxes) and included:

•	A fourth-quarter charge of $875,000 ($560,000 after taxes) for asset impairments in the films business, including charges of $466,000 ($298,000 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A fourth-quarter charge of $611,000 ($391,000 after taxes) for approximately 50% of the total severance costs and other employee-related costs expected in connection with the shutdown of the New Bern Plant;

16

•	A third-quarter charge of $945,000 ($605,000 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A third-quarter charge of $299,000, a second quarter charge of $53,000 and a first-quarter charge of $85,000 (collectively $280,000 after taxes) for additional costs incurred related to the shutdown of the films plants in Tacoma, Washington (the “Tacoma Plant”), Carbondale, Pennsylvania (the “Carbondale Plant”) and Manchester, Iowa (the “Manchester Plant”);

•	A third-quarter charge of $322,000 ($206,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•	A third-quarter charge of $2.2 million ($1.4 million after taxes) and a second-quarter charge of $549,000 ($357,000 after taxes) related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	A third-quarter charge of $256,000 ($163,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•	A second-quarter charge of $3.9 million ($2.5 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products ($1.6 million before taxes), corporate headquarters ($1.2 million before taxes and included in “Corporate expenses, net” in the operating profit by segment table on page 10) and Therics ($1.2 million before taxes);

•	A second-quarter charge of $956,000 ($612,000 after taxes) for asset impairments in the films business, including charges of $312,000 ($200,000 after taxes) related to accelerated depreciation of assets at the New Bern Plant; and

•	A second-quarter charge of $388,000 ($248,000 after taxes) related to an early retirement program in Aluminum Extrusions.

        The loss from unusual items in 2003 of $1.1 million ($694,000 after taxes) relates to a first-quarter charge to adjust depreciation and amortization at Therics based on Tredegar’s decision to suspend divestiture efforts. Results for 2003 also included a fourth-quarter gain of $1.4 million ($886,000 after taxes) on the sale of land at the facility in Richmond Hill, Ontario (total proceeds of approximately $1.8 million), and gains totaling $5.2 million ($3.3 million after taxes) on the sale of corporate assets. The gains from the sale of corporate assets included:

•	A fourth-quarter gain of $2.6 million ($1.6 million after taxes) from the sale of 547,500 shares of Illumina, Inc. common stock (NASDAQ: ILMN) for total proceeds of $3.8 million;

•	A fourth-quarter gain of $355,000 ($229,000 after taxes) from the sale of 64,150 shares of Vascular Solutions, Inc. common stock (NASDAQ: VASC) for total proceeds of $403,000;

•	A third-quarter gain of $942,000 ($608,000 after taxes) from the sale of 200,000 shares of VASC for total proceeds of $1.1 million; and

•	A third-quarter gain of $1.3 million and fourth-quarter gain of $15,000 (collectively $841,000 after taxes) from the sale of corporate real estate (total proceeds of approximately $1.8 million).

        The gains from the sale of land and corporate assets are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 10.

        For more information on costs and expenses, see the business segment review beginning on page 31.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $1.2 million in 2003 and $1.9 million in 2002. Despite a higher average cash and cash equivalents balance, interest income was down due to lower average tax equivalent yield earned on cash equivalents (1% in 2003 and 1.9% in 2002). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

        Interest expense was $6.8 million in 2003 (including a charge of $737,000 for the write-off of deferred financing costs associated with credit facilities replaced) compared with $9.4 million in 2002. Capitalized interest costs were $593,000 in 2003 compared with $674,000 in 2002. Average debt outstanding and interest rates for 2003 and 2002 were as follows:

(In Millions)	2003	2002

Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$180.8	$175.0
Average interest rate	2.0%	2.5%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$28.9	$75.0
Average interest rate	5.4%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$7.2	$7.3
Average interest rate	6.4%	7.2%

Total debt:
Average outstanding debt balance	$216.9	$257.3
Average interest rate	2.6%	3.5%

Income Taxes. The effective tax rate from continuing operations was 35.7% in 2003 and 35.6% in 2002.

Discontinued Operations. On March 7, 2003, Tredegar Investments, Inc. (“Tredegar Investments”) reached definitive agreements to sell substantially all of its venture capital investment portfolio. For more information on the sale (including a summary of venture capital investment activities from 2001 through disposal in 2003), see the business segment review on pages 34-35. The results for venture capital investment activities have been reported as discontinued operations and results for prior periods have been reclassified to be consistent with the current presentation.

        Discontinued operations also include a gain of $1.4 million ($891 after taxes) in 2003 on the sale of intellectual property of Molecumetics (we ceased operations at Molecumetics on July 2, 2002). For more information on Molecumetics, see the business segment review on page 34.

2002 versus 2001

Revenues. Sales decreased by 3% in 2002 to $753.7 million compared with $779.2 million in 2001. Net sales (sales less freight) were lower in Aluminum Extrusions and Film Products. The lower net sales in Aluminum Extrusions were due primarily to a decline in volume due to continued weak economic conditions, especially in our end markets. Volume in Film Products was also down; however, the impact on net sales of lower overall volume was partially offset by revenue from volume shortfall payments. For more information on net sales, see the business segment review beginning on page 31.

Operating Costs and Expenses. Gross profit (sales minus cost of goods sold and freight) as a percentage of sales during 2002 increased to 20.5% from 18.6% in 2001, with higher margins realized in both Film Products and Aluminum Extrusions. The margin improvement in Film Products was driven by higher sales of new higher margin products combined with volume shortfall payments. The gross profit margin in Aluminum Extrusions was helped by the reduction of fixed costs that resulted primarily from the shutdown of our plant in El Campo, Texas (the “El Campo Plant”).

        SG&A expenses in 2002 were $52.3 million, compared with SG&A expenses of $48 million in 2001. The increase was primarily due to higher expenses in Film Products in support of additional marketing activities and personnel additions, particularly in Europe and Asia. SG&A expenses at the corporate level increased due to increased employee-related costs. These increases were offset slightly by a decrease in SG&A expenses in Aluminum Extrusions due to savings from the shutdown of the El Campo Plant, and lower expense related to bad debts. As a percentage of sales, SG&A expenses increased to 6.9% in 2002 from 6.2% in 2001.

        R&D expenses were flat at $20.3 million in 2002 and 2001. Spending at Therics was down slightly to $12.5 million in 2002 from $13 million in 2001, while spending in Film Products was up from $7.3 million in 2001 to $7.8 million in 2002.

        Losses associated with plant shutdowns, asset impairments and restructurings in 2002 totaled $3.9 million ($2.5 million after taxes) and primarily included:

•	A fourth-quarter charge of $1.5 million ($932,000 after taxes) for asset impairments in Film Products;

•	A fourth-quarter charge of $392,000 ($251,000 after taxes) for additional costs incurred related to the 2000 shutdown of the Manchester Plant;

•	A fourth-quarter charge of $318,000 ($204,000 after taxes) for additional costs incurred related to the shutdown of the El Campo Plant;

•	A fourth-quarter charge of $259,000 ($166,000 after taxes) for additional costs incurred related to the shutdown of the Tacoma Plant;

•	A third-quarter charge of $178,000 ($114,000 after taxes) primarily for the relocation and employee-related costs in connection with the shutdown of the Carbondale Plant;

•	A second-quarter charge of $268,000 ($172,000 after taxes) primarily for relocation and employee-related costs in connection with the shutdown of the Tacoma Plant;

•	A first-quarter charge of $800,000 ($512,000 after taxes) for severance and other employee-related costs in connection with the shutdown of the Carbondale Plant; and

•	A first-quarter charge of $196,000 ($125,000 after taxes) for costs incurred in the transfer of business related to the shutdown of the El Campo Plant.

The gain from unusual items in 2002 totaled $6.1 million ($3.9 million after taxes) and included:

•	A fourth-quarter net gain of $5.6 million ($3.6 million after taxes) for payments of $11.7 million received from P&G related to terminations and revisions to contracts and related asset write-downs of $6.1 million; and

•	A fourth-quarter gain of $529,000 ($338,000 after taxes) related to the sale of assets acquired in a prior acquisition.

        For more information on costs and expenses, see the business segment review beginning on page 31.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, decreased to $1.9 million from $2.7 million in 2001. Despite higher average cash and cash equivalents during the period, approximately $102 million in 2002 versus $72 million in 2001, interest income was down due to lower average tax-equivalent yield earned on cash equivalents (approximately 1.9% in 2002 versus 3.8% in 2001).

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

Income Taxes. The overall effective income tax rate for continuing operations was 35.6% in 2002 compared with 31.2% in 2001. The lower 2001 rate was attributable to the impact of the $1.9 million tax benefit related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations. The effective income tax rate in 2001 without this benefit was 35.5%.

Discontinued Operations. Discontinued operations in 2002 include results for venture capital investment activities and Molecumetics. For more information, see the business segment review on pages 34-35.

Financial Condition

Assets

        Tredegar’s total assets decreased to $753 million at December 31, 2003, from $838 million at December 31, 2002, due primarily to the impact of the sale of substantially all of the venture capital investment portfolio and cash used to pay-down debt (see below for information on our debt refinancing), partially offset by capital expenditures in excess of depreciation, positive foreign currency translation adjustments associated with Canadian and European operations and appreciation of shares held in Vascular Solutions, Inc. (NASDAQ: VASC) and Illumina, Inc. (NASDAQ: ILMN). At December 31, 2003, we held 596,492 shares of VASC and 265,955 shares of ILMN with a combined market value of $5.4 million ($3.6 million at December 31, 2002). Approximately $55 million of the $61.5 million income taxes recoverable at December 31, 2003, relates to the carry-back of 2003 capital losses generated by the sale of the venture capital portfolio against gains realized in 2000. We expect to receive the income tax refund in mid-2004.

        The long-lived assets of Therics were separately classified in the accompanying balance sheet at December 31, 2002 as “Non-current assets of Therics held for sale” (approximately $10.4 million, including property, plant and equipment of $5.3 million and goodwill and other intangibles of $5.1 million). These assets were reclassified to operating asset categories based on our decision to support the 2004 rollout of its new line of orthopaedic products (see the business segment review on page 34 for more information).

Liabilities, Credit and Long-Term Obligations

        Total liabilities were $305.6 million at December 31, 2003, down from $375 million at December 31, 2002, primarily due to debt reduction, partially offset by an increase in the net noncurrent deferred income tax liability (noncurrent deferred income tax liabilities minus noncurrent deferred income tax assets). The net noncurrent deferred income tax liability increased to $66.3 million at December 31, 2003, from $27.4 million at December 31, 2002, due primarily to the reversal of deferred tax assets totaling approximately $35 million related to the sale of the venture capital portfolio.

        Debt outstanding at December 31, 2003 of $139.6 million consisted of $134.1 million borrowed under our new credit agreement (comprised of a term loan of $73.1 million and revolving credit borrowings of $61 million) and other debt of $5.5 million. The credit agreement, dated October 17, 2003, consists of a $175 million three-year revolving credit facility and a $75 million three-year term loan (a required term loan payment of $1.9 million was made on December 31, 2003). The amount available under the revolving credit facility is reduced by $50 million on the earlier of the receipt of the approximately $55 million in income tax recoveries related to the sale of the venture capital portfolio or September 15, 2004. Term loan installments are due as follows:

Term Loan Quarterly Repayment Schedule (In Thousands)

Installment due each quarter on March 31, June 30 and September 30, 2004	$1,875
Installment due each quarter on December 31, 2004, and March 31, June
30 and September 30, 2005	3,125
Installment due each quarter on December 31, 2005, and March 31 and
June 30, 2006	3,750
Final payment due on September 30, 2006	43,750

The credit spread over LIBOR and commitment fees charged on the unused amount under the credit agreement at various indebtedness-to-adjusted EBITDA levels is as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR
Indebtedness-to- Adjusted EBITDA Ratio	Revolver ($61 Million Outstanding at 12/31/03)	Term Loan ($73 Million Outstanding at 12/31/03)	Commitment Fee

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

At December 31, 2003, we had no interest rate swaps outstanding and the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 125 basis points. 21

        The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the credit agreement are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the credit agreement are not intended to represent cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and
Interest Coverage Ratio as Defined in Credit Agreement Along with Related Most
Restrictive Covenants
For the Year Ended December 31, 2003 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement:
Net loss	$(26,351)
Plus:
After-tax losses related to discontinued operations	46,569
Total income tax expense for continuing operations	10,717
Interest expense	6,785
Depreciation and amortization expense for continuing operations	32,622
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset
impairments and/or restructurings (cash-related of $8,652)	12,493
Minus:
After-tax income related to discontinued operations	(891)
Total income tax benefits for continuing operations	—
Interest income	(1,183)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset
impairments and/or restructurings (all cash-related)	(6,540)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	354

Adjusted EBITDA as defined in Credit Agreement	74,575
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(32,729)

Adjusted EBIT as defined in Credit Agreement	$41,846

Indebtedness:
Total debt	$139,629
Face value of letters of credit	6,791

Indebtedness	$146,420

Shareholders’ equity at December 31, 2003	$447,399
Computations of leverage and interest coverage ratios as defined in
Credit Agreement:
Leverage ratio (pro forma indebtedness-to-adjusted EBITDA)	1.96x
Interest coverage ratio (adjusted EBIT-to-interest expense)	6.17x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid
by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by
50% of net income generated after September 30, 2003)	$329,658
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

22

        Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

        We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period

(In Millions)	2004	2005	2006	2007	2008	Remainder	Total

Debt	$8.8	$17.4	$112.6	$.3	$.2	$.3	$139.6
Operating leases:
Therics	1.4	1.4	1.5	1.6	1.6	3.6	11.1
Other	1.3	1.2	1.0	.9	.8	—	5.2
Capital expenditure commitments *	7.7	—	—	—	—	—	7.7

Total	$19.2	$20.0	$115.1	$2.8	$2.6	$3.9	$163.6

* Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 13 on page 63.

        We believe that existing borrowing availability, our current cash balances, the income tax refund expected from the sale of the venture capital portfolio, and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

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

Shareholders’ Equity

        At December 31, 2003, we had 38,176,821 shares of common stock outstanding and a total market capitalization of $592.9 million, compared with 38,323,025 shares outstanding and a total market capitalization of $574.8 million at December 31, 2002.

        During 2003, we purchased 406,400 shares of our common stock for $5.2 million (an average price of $12.72 per share). During 2002, we purchased 110,700 shares of our common stock for $1.4 million (an average price of $12.91 per share). During 2001, we did not purchase any shares of common stock. Since becoming an independent company in 1989, we have purchased a total of 20.8 million shares for $122.8 million (an average price of $5.90 per share). Under a standing authorization from our board of directors, we may purchase an additional 3.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Cash Flows

        The discussion below supplements the information presented in the consolidated statements of cash flows on page 44.

        In 2003, net cash provided by operating activities was $76.4 million compared with $65.3 million in 2002. The increase is due to a decrease in the level of primary net working capital (accounts receivable, inventories and accounts payable) partially offset by lower income from ongoing operations. Accounts receivable declined mainly from volume shortfall payments and contract terminations and revisions in Film Products accrued at the end of 2002 and received in 2003 (about $15 million in accounts receivable at the end of 2002 versus none at the end of 2003). Accounts payable increased due to the timing of payments. Inventories increased primarily due to the appreciation of the Euro and the Canadian Dollar.

        Net cash used in investing activities was $36.5 million in 2003 compared to $42.1 million in 2002. This decrease was due to positive cash flow from venture capital activities in 2003 versus negative cash flow in 2002 and higher proceeds from the sale of corporate assets and property disposals (see Note 15 on page 65 for more information), partially offset by higher capital expenditures and acquisitions (up $36.1 million). See the business segment review beginning on page 31 regarding capital expenditures in 2003 and 2002, the sale of the venture capital investment portfolio in 2003 and a related expected income tax refund.

        Net cash used in financing activities was $129.9 million in 2003 compared to $10.1 million in 2002. This increase was driven by scheduled debt payments and debt payments made in conjunction with our refinancing in 2003 (see pages 21-23 for more information).

        In 2002, net cash provided by operating activities was $65.3 million compared to $74.9 million in 2001. The decrease is due to an increase in working capital in 2002 versus a decrease in working capital in 2001, partially offset by higher income from manufacturing operations (up $8.3 million). The increase in working capital in 2002 was mainly due to higher receivables, primarily from volume shortfall payments and contract terminations and revisions in Film Products (up $14.7 million). The decrease in working capital in 2001 was mainly due to lower receivables (down $17.4 million), primarily from a 15% drop in volume in Aluminum Extrusions in the fourth quarter of 2001.

        Net cash used in investing activities was $42.1 million in 2002 compared to $13.4 million in 2001. The increase was driven by negative cash flow from venture capital activities in 2002 versus positive cash flow in 2001, partially offset by lower capital expenditures and acquisitions (down $9.6 million).

        Net cash used in financing activities was about the same in 2002 and 2001.

        In 2001, net cash provided by operating activities was $74.9 million compared with $21.6 million in 2000. In the statement of cash flows, income taxes related to venture capital investment activities, divestitures and property disposals are classified in operating activities, while related gains and losses are effectively classified with proceeds in investing activities. In addition, income tax benefits on write-downs of venture capital investments typically lag financial reporting recognition. Consequently, despite pretax losses after operating expenses from venture capital investment activities of $26 million in 2001, cash provided by operating activities includes related income taxes paid of $14,000 for the year. Pretax gains after operating expenses for venture capital investment activities were $130.9 million in 2000 and cash used in operating activities includes related income taxes paid of $54 million. The remaining differences between 2001 and 2000 are primarily due to:

•	A decrease in working capital;

•	Increased spending at Therics and Molecumetics; and

•	Lower income from manufacturing operations (down $3.8 million).

        Net cash used in investing activities was $13.4 million in 2001 compared with net cash provided by investing activities of $5.2 million in 2000. This change was mainly driven by a decline in proceeds in excess of investments in venture capital of $52 million, partially offset by lower capital expenditures of $40.8 million. Capital expenditures in 2001 reflect the normal replacement of machinery and equipment and:

•	Press modernization at our aluminum extrusions plant in Kentland, Indiana;

•	A new films manufacturing facility in Shanghai, China;

•	Continued expansion of our films manufacturing capacity in Retsag, Hungary;

24

•	Machinery and equipment purchased for a new production line at our films plant in Terre Haute, Indiana; and

•	Machinery and equipment purchased to upgrade production lines at our films plant in Kerkrade, The Netherlands.

        Net cash used in financing activities was about the same in 2001 and 2000.

Quantitative and Qualitative Disclosures about Market Risk

        Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liabilities, credit and long-term obligations beginning on page 21 regarding credit agreements and interest rate exposures.

        Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices. There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

        Resin costs for Film Products increased 26% in 2003. The changes in the price of low density polyethylene resin shown in the chart below (a primary raw material for Film Products) are generally reflective of the historical price changes of most of the resins that the company purchases.

        The price of resin is driven by several factors including supply and demand and the price of natural gas, ethane and ethylene. For a portion of the volume in Film Products, our most effective means of mitigating resin price fluctuations is by passing on resin price changes to customers. Some pass-through arrangements are on a time lag, where the impact of movement in resin prices is recovered in the subsequent quarter or quarters. Many of the mechanisms for pass-through with our customers are based on published prices. We estimate that pass-through arrangements have reduced the effects of resin price volatility by about 45% since the third quarter of 2001, with the remaining exposure resulting in a possible impact on quarterly operating profit of as much as $2 million.

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

        In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of December 31, 2003, we had forward contracts with natural gas suppliers covering approximately 65% of our future needs through March 31, 2004, with an average fixed price of $5.38 per mmBtu. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions. Substantially higher prices of natural gas in 2003 resulted in a reduction in operating profit in Aluminum Extrusions of approximately $3.2 million.

        We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2003 and 2002 are as follows:

Tredegar Corporation - Manufacturing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets

	2003			2002
	% of Total Net Sales*		% Total Assets -	% of Total Net Sales*		% Total Assets -
	Exports From U.S.	Foreign Oper- ations	Foreign Oper- ations*	Exports From U.S.	Foreign Oper- ations	Foreign Oper- ations*
Canada	4	17	13	3	18	13
Europe	4	12	15	3	9	9
Latin America	3	2	2	3	2	1
Asia	3	2	4	4	2	3

Total % exposure
to foreign
markets	14	33	34	13	31	26

*	The percentages for foreign markets are relative to Tredegar’s total net sales, and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents, Therics, losses associated with plant shutdowns, asset impairments and restructurings, unusual items and gains from sale of assets).

        We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 70% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro and the Hungarian Forint.

        The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the El Campo Plant in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the significant appreciation of the Canadian Dollar relative to the U.S. Dollar during 2003 (up on average by 10.8% in 2003 and 17.5% when comparing December 31, 2003 and 2002 exchange rates) had an adverse impact on the operating profit in Aluminum Extrusions in 2003 of about $3.8 million. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the significant appreciation of the Euro and Forint relative to the U.S. Dollar in 2003 (up on average by 16.6% and 13%, respectively, in 2003 and 16.7% and 7%, respectively, when comparing December 31, 2003 and 2002 exchange rates) had a positive impact on the operating profit in Film Products in 2003 of about $2.8 million.

        We are reviewing the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada.

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

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 29% of Tredegar’s net sales in 2003, 33% in 2002 and 31% in 2001. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G. See the business segment review on pages 31-33 for a discussion regarding the loss of P&G’s domestic backsheet business.

•	Growth of Film Products depends on our ability to develop and deliver new products, especially in the personal care market. Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.

28

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Moreover, in 2003 higher energy and insurance costs and the appreciation of the Canadian Dollar against the U.S. Dollar had an adverse impact on operating profits. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

•	The markets for our products are highly competitive with product quality, service and price being the principal competitive factors. As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers. Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese imports in a number of markets. This competition could result in loss of market share due to a competitor’s ability to produce at lower costs and sell at lower prices. There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Therics

•	Therics has incurred losses since inception, and we are unsure when, or if, it will become profitable. We are in the initial stages of commercializing certain orthobiologic products that have received FDA clearances. There can be no assurance that any of these products can be brought to market successfully.

The commercialization of new future products will require significant research, development, preclinical and clinical testing, and regulatory approvals. Where potential new products do not advance beyond early product development or do not demonstrate preclinical or clinical efficacy, they will not likely be commercialized. In addition, there can be no assurance that the FDA and other regulatory authorities will clear our products in a timely manner.

•	Our ability to develop and commercialize products will depend on our ability to internally develop preclinical, clinical, regulatory, manufacturing and sales, distribution and marketing capabilities, or enter into arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms. To the extent we rely on third parties for these capabilities, our control over such activities may be reduced which could make us dependent upon these parties. The inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products and thus our ability to become profitable.

29

Related factors that may impair our ability to develop and commercialize products include our reliance on pre-clinical and clinical data concerning our products and product introductions by competing companies. Likewise, in the event we are unable to manufacture our products efficiently, our ability to commercialize products and thus our operating results will be negatively affected.

We are relying to a significant degree on a sales force consisting of independent sales agents for the sale and marketing of our products. Market acceptance of our products, and thus our ability to become profitable, is largely dependent upon the competency of this sales force, whether they perform their duties in line with our expectations and their continued willingness to carry our products.

•	Our ability to develop and commercialize products will depend on market acceptance of those products. We are dependent upon the willingness of the medical community to learn about and try our products and then switch from currently used products to our products. In the event the community is reluctant or unwilling to utilize our products, our ability to generate profits will be significantly impaired. Commercial success is also dependent upon third party payor acceptance of our products.

•	Our ability to develop and commercialize certain products is dependent upon sufficient sources of supply for various raw materials. We may not be successful in procuring the types and quantities of raw materials necessary to commercialize certain orthobiologic products, which would significantly impair our ability to become profitable.

•	Future sales and profits are dependent upon obtaining and maintaining all necessary regulatory approvals. We have received clearances from the FDA for our TheriRidge™ and TheriLok™ (formerly named TheriFil™) products as medical devices, which approvals must be maintained in order to commercialize these products. Similar FDA approval will need to be obtained for any new products in order to market those products. In addition, depending upon where we intend to engage in marketing activities, we may need to obtain the necessary approvals from the regulatory agencies of the applicable jurisdictions. Failure to obtain and maintain the necessary regulatory approvals would significantly impair our ability to market our products and thus our ability to generate profits. Likewise, the marketing of our products and our profit generating capability would be impaired in the event approval of one or more of our products is limited or restricted by the FDA, either in conjunction with or subsequent to approval.

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel (or the inability to recruit key personnel) could have a material adverse effect on Therics’ business and results of operations, and could inhibit product research and development, commercialization and sales and marketing efforts. Failure to retain and recruit executive management in key areas, including sales and marketing and product research and development, could prevent us from achieving our business objectives.

•	We are dependent upon certain license rights, patents and other proprietary rights. Future success is dependent in part on our ability to maintain and enforce license, patent and other proprietary rights. Complex legal and technical issues define the strength and value of our intellectual property portfolio. While we own or license certain patents, the issuance of a patent does not establish conclusively either validity or enforceability.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

30

•	Our business exposes us to potential product liability claims. The testing, manufacturing, marketing and sale of our products subject us to product liability risk, an inherent risk for our industry. A successful product liability action against us may have a material adverse effect on our business. Moreover, present insurance coverage may not be adequate to cover potential future product liability claims.

Business Segment Review

        Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

Net Sales. Net sales in Film Products were $365.5 million in 2003, $376.9 million in 2002 and $382.7 million in 2001. Net sales include revenue related to volume shortfall payments of $9.3 million in 2002 and $3 million in 2001 (none in 2003). While we continue to have volume shortfall agreements in place for certain products, the majority of payments received in 2002 relate to older supply agreements for which volume commitments have expired. We do not expect to receive significant revenues from volume shortfall payments in 2004. Total volume was 274.2 million pounds in 2003, 303.2 million pounds in 2002, and 310.4 million in 2001.

        Excluding the effects of volume shortfall payments, net sales and volume declines in 2003 were primarily due to the loss of certain domestic backsheet business with P&G. Domestic backsheet net sales excluding volume shortfall payments were approximately $45 million in 2003 and $95 million in 2002. Net sales related to the P&G domestic backsheet business (excluding volume shortfall payments) that was lost totaled approximately $16 million in 2003 (most of these sales occurred in the first quarter of 2003) and $63 million in 2002.

        Our domestic backsheet business has been declining since 2000, when related net sales to P&G and other customers were $136.1 million. During 2001 and 2002, we were successful in offsetting the negative impact of the decline by commercializing new diaper and feminine hygiene components for a growing global customer base. The decline accelerated significantly with the loss in 2003 of certain domestic backsheet business with P&G.

        We lost share in domestic backsheet as the market transitioned from products made from film to products made from laminates of film and nonwovens. We did not anticipate this market change and fell behind on the technology curve. Once initial business was lost, economies of scale began to increasingly favor the competition resulting in additional lost business. We have made a number of changes in response to losing this business, including increasing our marketing resources, conducting our own consumer research and selling to the broader marketplace. While we continue to sell backsheet products on a global basis, our primary prospects for growth relate to:

•	Apertured films and nonwoven materials used as topsheets in feminine hygiene products (for example, our new apertured topsheet product for P&G’s sanitary napkin business is currently being introduced in Europe);

•	Elastic films used in baby diapers (for example, our elastic fastening components improve overall comfort and fit);

•	Films used in adult incontinent products (for example, our elastic films and transfer layers meet the growing need for adult incontinent products that improve the lifestyles of an aging population);

•	Films used for surface protection (for example, our protective film is used to protect high-cost flat panel display components such as glass during fabrication, shipping and handling);

•	Films used for packaging (for example, our thin-gauge high density polyethylene film used as overwrap for tissue and towel products provides customers with cost savings and is readily printable and convertible on conventional processing equipment); and

•	Continued global expansion efforts.

31

        Excluding domestic backsheet sales, net sales in film Products grew at a compounded annual growth rate of 9.5% from 2000-2003 (6.7% on a volume basis).

Operating Profit. Operating profit in Film Products for 2003, 2002 and 2001 was as follows:

	(In Millions)
	2003	2002	2001

Operating profit as reported	$39.9	$75.1	$52.7

Volume shortfall payments	—	9.3	3.0
Unusual items:
Gain (loss) on terminations and revisions of contracts with P&G:
Proceeds from contract terminations and revisions	—	11.7	—
Related asset write-downs	—	(6.1)	—

Gain (loss) on terminations and revisions of contracts
with P&G	—	5.6	—
Losses associated with plant shutdowns, asset
impairments and restructurings and other unusual items	(5.8)	(2.9)	(9.1)

	(5.8)	2.7	(9.1)

Operating profit excluding volume shortfall payments,
losses associated with plant shutdowns, asset
impairments and restructurings and unusual items	$45.7	$63.1	$58.8

        Operating profit in 2001 includes goodwill amortization expense of $3.7 million (the required adoption of a new accounting standard (effective January 1, 2002) resulted in the elimination of goodwill amortization in 2002). Excluding the effects of volume shortfall payments, losses associated with plant shutdowns, asset impairments and restructurings, unusual items, and goodwill amortization, operating profit changes between years was primarily driven by the net sales and volume changes discussed in the sales section above. See the executive summary on page 14 for outlook.

Identifiable Assets. Identifiable assets in Film Products increased to $422.3 million at December 31, 2003, from $379.6 million at December 31, 2002, due primarily to capital expenditures in excess of depreciation of $37.4 million (see the depreciation, amortization and capital expenditures section below for more information) and appreciation of the Euro relative to the U.S. Dollar.

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

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $19.8 million in 2003, down from $20.1 million in 2002. Depreciation expense in 2003 does not fully reflect significantly higher capital expenditures in 2003 since a large portion of the related assets were not placed in service by the end of the year (still in the construction in-progress phase). We project depreciation expense for Film Products to increase to about $23 million in 2004.

        Depreciation and amortization for Film Products was $20.1 million in 2002, down from $22 million in 2001. The required adoption of a new accounting standard (effective January 1, 2002) resulted in the elimination of goodwill amortization in 2002 of approximately $3.7 million. This was offset slightly by higher depreciation due to fixed asset additions.

        Capital expenditures in Film Products in 2003 totaled $57.2 million and reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment purchased to upgrade lines and expand capacity at our films plant in Kerkrade, The Netherlands, including adding capacity for the new apertured topsheet product for P&G’s sanitary napkin business that is currently being introduced in Europe;

•	Expansion of capacity at our films plant in Shanghai, China;

•	Construction of a new films plant in Guangzhou, China;

•	Expansion of our polypropylene and masking film capacity at our plant in Pottsville, Pennsylvania; and

•	Commencing the implementation of a new information system

Capital expenditures are projected to be $40 million in 2004. Capital expenditures in Film Products in 2002 totaled $24 million and reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment to upgrade the lines at our plant in Kerkrade, The Netherlands;

•	Machinery and equipment purchased for a new production line at our plant in Kerkrade, The Netherlands;

•	Machinery and equipment for a new production line at our plant in Terre Haute, Indiana; and

•	Expansion of capacity at our plant in Shanghai, China.

Aluminum Extrusions

Net Sales. Net sales in Aluminum Extrusions declined 2% in 2003 and 5% in 2002. Annual volume was 228.2 million pounds in 2003, 234.3 million pounds in 2002 and 244.2 million pounds in 2001 (see our market segments in the table on page 2). See the executive summary on page 14 for outlook.

Operating Profit. Ongoing operating profit in Aluminum Extrusions declined by $12.2 million or 45% in 2003 due to appreciation of the Canadian Dollar against the U.S. Dollar (unfavorable impact of $3.8 million), higher energy costs (up $3.2 million), lower volume (unfavorable impact of $1.7 million) and higher insurance costs (up $1.6 million). See quantitative and qualitative disclosures about market risk on pages 25-28 for more information on energy and foreign exchange exposures, and the executive summary on page 14 for outlook.

        Ongoing operating profit in Aluminum Extrusions was $27.3 million in 2002, an increase of 7.5% over 2001 operating profit of $25.4 million. While volume had a negative impact on operating profit, this was more than offset by lower conversion costs, which were helped by the reduction of fixed costs from the shutdown of the El Campo Plant.

Identifiable Assets. Identifiable assets in Aluminum Extrusions increased to $185.3 million at December 31, 2003, from $176.6 million at December 31, 2002, due primarily to the appreciation of the Canadian Dollar relative to the U.S. Dollar (positive impact of $6.8 million on the U.S. Dollar reported carrying value of property, plant and equipment).

        Identifiable assets in Aluminum Extrusions were $176.6 million at December 31, 2002, versus $185.9 million at December 31, 2001. The decrease is primarily related to property, plant and equipment due to depreciation in excess of capital expenditures of $5.7 million.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $10.9 million in 2003, up slightly from $10.5 million in 2002. Depreciation and amortization was $11.2 million in 2001. The required adoption of a new accounting standard (effective January 1, 2002) resulted in the elimination in 2002 of goodwill amortization of $312,000. Also contributing to the decline in depreciation expense in 2002 was the shutdown of the El Campo Plant.

        Capital expenditures in 2003 totaled $8.3 million and reflect the normal replacement of machinery and equipment and upgrades of our wastewater treatment system at our plant in Newnan, Georgia. In addition, on November 21, 2003, we announced the acquisition of Apolo Tool and Die Manufacturing Inc. (“Apolo”) of Woodbridge, Ontario. The purchase price consisted of cash consideration of $1.6 million (including transaction costs of $110,000 and net cash acquired of $343,000). Apolo’s key capabilities include bending, CNC machining, drilling, mitering, punching, riveting, sawing and welding of aluminum extrusions and other materials. The company also has in-house tool and die design and manufacturing capability to support its fabrication services.

        Capital expenditures are projected to be $10 million in 2004.

        Capital expenditures in 2002 totaled $4.8 million and reflect the normal replacement of machinery and equipment, primarily at our aluminum plants in Kentland, Indiana, and Carthage, Tennessee.

Therics

        On October 21, 2003, we announced the completion of a strategic assessment of Therics, which resulted in a decision to support the 2004 rollout of a new line of orthopaedic products. This decision is based on our belief that Therics’ technology has value. It also reflects our confidence in the new management team at Therics, which is highly focused on bringing the first product line to market and controlling expenses. Therics’ management expects the company to begin generating revenue in the first half of 2004. We will monitor Therics’ near-term progress against milestones that are clearly defined and measurable. See pages 2-3 for further description of Therics and its products.

        We expect near-term operating losses at Therics to remain around $3 million per quarter. Operating losses should decline assuming sales begin to ramp up in the second half of 2004. The operating loss from ongoing operations at Therics was $11.7 million in 2003, $13.1 million in 2002 and $12.9 million in 2001. There have been no substantial revenues to date.

Molecumetics

        Operations at Molecumetics were ceased on July 2, 2002, and results have been reported as discontinued operations. Cash flows relating to Molecumetics have not been separately disclosed in the consolidated statements of cash flows.

        For the years ended December 31, 2002 and 2001, the operating losses for Molecumetics were $5.9 million ($3.9 million after taxes) and $8.9 million ($5.8 million after taxes), respectively, while revenues were $515,000 and $4 million, respectively. In addition to the operating loss, discontinued operations include a gain from the sale of intellectual property of $1.4 million ($891,000 after taxes) in 2003 and a loss on the disposal of $7.5 million ($4.9 million after taxes) in 2002. This loss on disposal is comprised of an impairment loss for assets of $4.9 million, severance and other employee-related costs of $1.4 million for 45 employees and estimated miscellaneous disposal costs of $1.2 million. The tangible assets were sold during the fourth quarter of 2002 for proceeds of $800,000.

Venture Capital Investment Activities

        On March 7, 2003, Tredegar Investments reached definitive agreements to sell substantially all of its portfolio of private equity partnership interests to GS Vintage Funds II, which are investment partnerships managed by Goldman Sachs Asset Management’s Private Equity Group. On the same date and in a separate transaction, Tredegar Investments also agreed to sell to W Capital Partners, an independent private equity manager, the subsidiary funds that hold substantially all of Tredegar Investments’ direct venture capital investments. The sale of these fund interests included the assumption by the buyer of Tredegar Investments’ obligations to make additional capital contributions to those funds in the future.

        The sale to W Capital Partners of the subsidiary funds that hold the direct investments occurred on March 7, 2003. The sale of the private equity fund interests occurred in a series of closings.

        Net proceeds from the sales totaled approximately $21.5 million. Additional proceeds of approximately $55 million, to be received in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments.

        The agreements governing these transactions contain customary contingent indemnification provisions that Tredegar believes will not have a material effect on its financial position or results of operations.

        The operating results from venture capital investment activities have been reported as discontinued operations and results for prior periods have been restated. Cash flows from venture capital investment activities have not been separately disclosed in the consolidated statements of cash flows.

        A summary of venture capital investment activities from 2001 through disposal in 2003 is provided below:

	(In Thousands)
	2003	2002	2001

Carrying value of venture capital investments,
beginning of period	$93,765	$155,084	$232,259
Venture capital investment activity for period:
(pre-tax amounts):
New investments	2,807	20,373	24,504
Proceeds from the sale of investments, including
broker receivables at end of period	(21,504)	(8,918)	(49,185)
Realized gains	—	4,454	33,104
Realized losses, write-offs and write-downs	(70,256)	(65,154)	(52,759)
(Decrease) increase in unrealized gain on
available-for-sale securities	(917)	(12,074)	(32,839)
Carrying value of public securities retained by
Tredegar Investments*	(3,895)	—	—

Carrying value of venture capital investments,
end of period	$—	$93,765	$155,084

Summary of amounts reported as discontinued
operations in the consolidated statements of
income:
Pretax gains (losses), net	$(70,256)	$(60,700)	$(19,655)
Operating expenses (primarily management fee
expenses)	(599)	(5,594)	(6,324)

Loss before income taxes	(70,855)	(66,294)	(25,979)
Income tax benefits	24,286	23,866	9,352

Loss from venture capital investment activities	$(46,569)	$(42,428)	$(16,627)

*	At December 31, 2003, Tredegar Investments held 596,492 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 265,955 shares of Illumina, Inc. (NASDAQ: ILMN). These securities relate to Tredegar Investments’ earlier venture capital investment activities and are classified as available-for-sale securities. These holdings, which are included in the consolidated balance sheets in "Other assets and deferred charges" at December 31, 2003 ($5.4 million market value), and "Venture capital investments" at December 31, 2002 ($3.6 million market value), are stated at market value with unrealized gains reported directly in shareholders’ equity net of related deferred income taxes.

35

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk beginning on page 25 in Management’s Discussion and Analysis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the index on page 40 for references to the report of independent auditors, management’s report on the financial statements, the consolidated financial statements and selected quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

        Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Tredegar required to be included in our periodic filings with the Securities and Exchange Commission.

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF TREDEGAR

        The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.

        The information included in the Proxy Statement under the headings “Stock Ownership” and “Audit Committee Matters” is incorporated herein by reference.

        Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

John D. Gottwald	49	Chairman of the Board of Directors

Norman A. Scher	66	President and Chief Executive Officer

Douglas R. Monk	58	Executive Vice President and Chief Operating Officer; President of The William L. Bonnell Company, Inc.

Thomas G. Cochran	42	Vice President and President, Tredegar Film Products Corporation

Tammy H. Cummings	40	Vice President, Human Resources

D. Andrew Edwards	45	Vice President, Chief Financial Officer and Treasurer

Michael W. Giancaspro	48	Vice President, Business Development

Larry J. Scott	53	Vice President, Audit

W. Hildebrandt Surgner, Jr	38	Vice President, General Counsel and Corporate Secretary

Nancy M. Taylor	43	Vice President and Managing Director, European Operations, Tredegar Film Products

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

Douglas R. Monk. Mr. Monk was elected Executive Vice President and Chief Operating Officer on November 18, 1998, and is responsible for our manufacturing operations. Mr. Monk has served as a Vice President since August 29, 1994, and served as President of Aluminum Extrusions from February 23, 1993 to December 1, 1998. Mr. Monk re-assumed direct management responsibilities for Aluminum Extrusions in August 2003 as President of The William L. Bonnell Company, Inc.

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

Tammy H. Cummings. Ms. Cummings was elected Vice President, Human Resources, on August 28, 2003. Ms. Cummings served as Director of Human Resources from June 1, 2002 until August 28, 2003. Prior to her employment with Tredegar, she served as Vice President, Human Resources/Organization Development for Luck Stone Corporation from 1998 until 2002 and served as Human Resources Director of Luck Stone Corporation from 1996 until 1998.

D. Andrew Edwards. Mr. Edwards was elected Vice President, Chief Financial Officer and Treasurer on August 28, 2003. Mr. Edwards has served as Vice President, Finance since November 18, 1998. Mr. Edwards has served as Treasurer since May 22, 1997. From October 19, 1992 until July 10, 2000, Mr. Edwards served as Controller.

Michael W. Giancaspro. Mr. Giancaspro was elected Vice President, Business Development, effective September 1, 2003. Prior to his current employment with Tredegar, Mr. Giancaspro served as Director of Finance and Treasurer at the Association for the Preservation of Virginia Antiquities from September 2002 until July 2003, and as Executive Vice President of Aim Technologies from October 2000 until August 2002. Mr. Giancaspro served as Vice President, Corporate Development, of Tredegar from January 1998 until April 2000, and Vice President, Corporate Planning, of Tredegar from February 1992 to January 1998.

Larry J. Scott. Mr. Scott was elected Vice President, Audit, on May 24, 2000. Mr. Scott served as Director of Internal Audit from February 24, 1994 until May 24, 2000.

W. Hildebrandt Surgner, Jr. Mr. Surgner was elected Corporate Secretary on February 12, 2003. He was elected Vice President and General Counsel on December 16, 2002. Prior to his employment with Tredegar, he served as Senior Counsel to Philip Morris U.S.A. in 2002 and served as Counsel to Philip Morris U.S.A. from 1999 until 2001. In this capacity, Mr. Surgner was employed by Philip Morris Management Corporation. He was an Associate at the law firm of Hunton & Williams LLP from 1994 until 1999.

Nancy M. Taylor. Ms. Taylor was appointed Managing Director, European Operations, of Tredegar Film Products on January 1, 2003. She also serves as Vice President of Tredegar Corporation. Ms. Taylor served as Vice President, Administration and Corporate Development from September 10, 2001 until February 12, 2003. Ms. Taylor served as Secretary from February 24, 1994 until February 12, 2003. She served as Vice President, Law, from November 18, 1998 until September 10, 2001, and served as General Counsel from May 22, 1997 until July 25, 2000.

        We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer) and have posted the Code of Conduct on our web site. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on our web site. Our Internet address is www.tredegar.com.

Item 11.	EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the headings “Compensation of Directors” and “Compensation of Executive Officers” is incorporated herein by reference. 38

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the heading “Stock Ownership” and “Equity Compensation Plan Table” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Thomas G. Slater, Jr., a member of our board of directors, is a partner of the law firm of Hunton & Williams LLP, which we engage for legal services.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is incorporated herein by reference:

•	Information on accounting fees and services included in the Proxy Statement under the heading “Audit Fees;” and

•	Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services included in the Proxy Statement under the heading “Audit Committee Matters.”

39

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as a part of the report:

(1)	Financial statements:

Tredegar Corporation Index to Financial Statements and Supplementary Data

Page

Report of Independent Auditors	41

Management’s Report on the Financial Statements	41

Financial Statements (Audited):

Consolidated Statements of Income for the Years Ended	42
December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003	43
and 2002

Consolidated Statements of Cash Flows for the Years Ended	44
December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the	45
Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements	46-69

Selected Quarterly Financial Data (Unaudited)	70

(2)	Financial statement schedules:

None.

(3)	Exhibits:

See Exhibit Index on pages 76-77.

(b)	Reports on Form 8-K

On October 21, 2003, we furnished a Form 8-K with respect to our third quarter 2003 earnings press release dated October 21, 2003. On January 21, 2004, we furnished a Form 8-K with respect to our fourth quarter 2003 earnings press release dated January 21, 2004.

40

INDEPENDENT AUDITORS’ AND MANAGEMENT’S REPORTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
of Tredegar Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Tredegar Corporation and Subsidiaries (“Tredegar”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Tredegar’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the financial statements, Tredegar changed its method of accounting for goodwill in 2002.

PricewaterhouseCoopers LLP
Richmond, Virginia
January 21, 2004

MANAGEMENT’S REPORT ON THE FINANCIAL STATEMENTS

        Tredegar’s management has prepared the financial statements and related notes appearing on pages 42-69 in conformity with accounting principles generally accepted in the U.S. In so doing, management makes informed judgments and estimates of the expected effects of events and transactions. Financial data appearing elsewhere in this report are consistent with these financial statements.

        Tredegar maintains a system of internal controls to provide reasonable, but not absolute, assurance of the reliability of the financial records and the protection of assets. The internal control system is supported by written policies and procedures, careful selection and training of qualified personnel and an extensive internal audit program.

        These financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors. Their audit was made in accordance with auditing standards generally accepted in the U.S. and included a review of Tredegar’s internal accounting controls to the extent considered necessary to determine audit procedures.

        The Audit Committee of the Board of Directors, composed of independent directors only (Phyllis Cothran, Committee Chairperson, Donald T. Cowles and R. Gregory Williams), meets with management, internal auditors and the independent auditors to review accounting, auditing, internal control and financial reporting matters. The independent auditors are retained by the Audit Committee.

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2003	2002	2001

(In thousands, except per-share amounts)

Revenues:
Sales	$738,651	$753,724	$779,157
Other income (expense), net	7,853	546	1,255

	746,504	754,270	780,412

Costs and expenses:
Cost of goods sold	606,242	582,658	618,323
Freight	18,557	16,319	15,580
Selling, general and administrative	53,341	52,252	47,954
Research and development	18,774	20,346	20,305
Amortization of intangibles	268	100	4,914
Interest	6,785	9,352	12,671
Plant shutdowns, asset impairments
and restructurings	11,426	3,884	16,935
Unusual items	1,067	(6,147)	(971)

Total	716,460	678,764	735,711

Income from continuing operations
before income taxes	30,044	75,506	44,701
Income taxes	10,717	26,881	13,950

Income from continuing operations	19,327	48,625	30,751

Discontinued operations:
Loss from venture capital investment activities
(including an after-tax loss on the sale of the
venture capital investment portfolio of $46,269
in 2003)	(46,569)	(42,428)	(16,627)
Income (loss) from operations of Molecumetics
(including loss on disposal of $4,875 in 2002)	891	(8,728)	(5,768)
Income from discontinued energy segment	—	—	1,396

Loss from discontinued operations	(45,678)	(51,156)	(20,999)

Net income (loss)	$(26,351)	$(2,531)	$9,752

Earnings (loss) per share:
Basic:
Continuing operations	$.51	$1.27	$.81
Discontinued operations	(1.20)	(1.34)	(.55)

Net income (loss)	$(.69)	$(.07)	$.26

Diluted:
Continuing operations	$.50	$1.25	$.79
Discontinued operations	(1.19)	(1.32)	(.54)

Net income (loss)	$(.69)	$(.07)	$.25

See accompanying notes to financial statements. 42

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2003	2002

(In thousands, except share amounts)

Assets
Current assets:
Cash and cash equivalents	$19,943	$109,928
Accounts and notes receivable	84,110	92,892
Income taxes recoverable	61,508	12,863
Inventories	49,572	43,969
Deferred income taxes	10,998	20,976
Prepaid expenses and other	5,015	3,962

Total current assets	231,146	284,590

Property, plant and equipment, at cost:
Land and land improvements	12,739	12,935
Buildings	80,581	75,631
Machinery and equipment	486,767	416,527

Total property, plant and equipment	580,087	505,093
Less accumulated depreciation	282,611	254,490

Net property, plant and equipment	297,476	250,603
Non-current assets of Therics held for sale	—	10,406
Venture capital investments	—	93,765
Other assets and deferred charges	83,855	66,316
Goodwill and other intangibles (other intangibles
of $1,297 in 2003 and $168 in 2002)	140,548	132,282

Total assets	$753,025	$837,962

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,706	$35,861
Accrued expenses	42,456	42,409
Current portion of long-term debt	8,750	55,000

Total current liabilities	97,912	133,270
Long-term debt	130,879	204,280
Deferred income taxes	66,276	27,443
Other noncurrent liabilities	10,559	10,037

Total liabilities	305,626	375,030

Commitments and contingencies (Notes 13 and 16)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 38,176,821 shares
in 2003 and 38,323,025 in 2002	104,991	108,389
Common stock held in trust for savings restoration
plan (53,871 shares in 2003 and 2002)	(1,212)	(1,212)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	2,770	586
Foreign currency translation adjustment	9,997	(4,422)
Gain (loss) on derivative financial instruments	444	(842)
Minimum pension liability	(880)	(3,310)
Retained earnings	331,289	363,743

Total shareholders’ equity	447,399	462,932

Total liabilities and shareholders’ equity	$753,025	$837,962

See accompanying notes to financial statements. 43

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2003	2002	2001

(In thousands)

Cash flows from operating activities:
Net income (loss)	$(26,351)	$(2,531)	$9,752
Adjustments for noncash items:
Depreciation	32,354	31,834	32,995
Amortization of intangibles	268	100	4,914
Deferred income taxes	37,370	7,690	(8,906)
Accrued pension income and postretirement benefits	(4,812)	(9,101)	(10,821)
Loss on venture capital investments	70,256	60,700	19,655
Gain on sale of corporate assets	(5,155)	—	—
Loss on equipment writedowns and divestitures	2,456	12,514	8,531
Allowance for doubtful accounts	—	1,207	3,143
Changes in assets and liabilities, net of
effects from acquisitions and divestitures:
Accounts and notes receivable	14,649	(15,718)	13,899
Inventories	(2,294)	1,641	1,249
Income taxes recoverable	(48,737)	(7,453)	(1,553)
Prepaid expenses and other	(763)	(1,579)	(64)
Accounts payable and accrued expenses	7,801	(12,686)	3,203
Other, net	(661)	(1,345)	(1,083)

Net cash provided by operating activities	76,381	65,273	74,914

Cash flows from investing activities:
Capital expenditures	(65,808)	(31,336)	(38,990)
Acquisitions (net of cash acquired of $343 in 2003)	(1,579)	—	(1,918)
Venture capital investments	(2,807)	(20,373)	(24,504)
Proceeds from the sale of venture capital investments	21,504	8,918	49,477
Proceeds from the sale of corporate assets and
property disposals	9,602	2,020	2,458
Other, net	2,600	(1,317)	28

Net cash used in investing activities	(36,488)	(42,088)	(13,449)

Cash flows from financing activities:
Dividends paid	(6,103)	(6,134)	(6,098)
Debt principal payments	(255,000)	(5,218)	(5,000)
Borrowings	135,349	—	1,396
Repurchases of Tredegar common stock	(5,170)	(1,429)	—
Proceeds from exercise of stock options	1,046	2,714	517

Net cash used in financing activities	(129,878)	(10,067)	(9,185)

(Decrease) increase in cash and cash equivalents	(89,985)	13,118	52,280
Cash and cash equivalents at beginning of period	109,928	96,810	44,530

Cash and cash equivalents at end of period	$19,943	$109,928	$96,810

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$6,709	$9,301	$12,884
Income tax payments (refunds), net	$(1,701)	$(3,660)	$8,267

See accompanying notes to financial statements. 44

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained	Trust for Savings Restora-	Unrealized Gain on Available- for-Sale	Foreign Currency Trans-	Gain (Loss) on Derivative Financial	Minimum Pension	Total Share- holders’
	Shares	Amount	Earnings	tion Plan	Securities	lation	Instruments	Liability	Equity

(In thousands, except share and per-share data)

Balance December 31, 2000	38,084,407	$106,587	$368,754	$(1,212)	$29,331	$(5,732)	$—	$—	$497,728

Comprehensive income (loss):
Net income	—	—	9,752	—	—	—	—	—	9,752
Other comprehensive income (loss):
Available-for-sale securities adjustment,
net of reclassification adjustment
(net of tax of $11,822)	—	—	—	—	(21,017)	—	—	—	(21,017)
Foreign currency translation adjustment
(net of tax of $148)	—	—	—	—	—	(275)	—	—	(275)
Cumulative effect of accounting change
for derivative financial instruments
(net of tax of $170)	—	—	—	—	—	—	303	—	303
Derivative financial instruments
adjustment (net of tax of $1,657)	—	—	—	—	—	—	(3,011)	—	(3,011)

Comprehensive loss									(14,248)
Cash dividends declared ($.16 per share)	—	—	(6,098)	—	—	—	—	—	(6,098)
Issued upon exercise of stock options
(including related income tax benefits
of $64) and other	57,997	517	—	—	—	—	—	—	517

Balance December 31, 2001	38,142,404	107,104	372,408	(1,212)	8,314	(6,007)	(2,708)	—	477,899

Comprehensive income (loss):
Net loss	—	—	(2,531)	—	—	—	—	—	(2,531)
Other comprehensive income (loss):
Available-for-sale securities adjustment,
net of reclassification adjustment
(net of tax of $4,346)	—	—	—	—	(7,728)	—	—	—	(7,728)
Foreign currency translation adjustment
(net of tax of $940)	—	—	—	—	—	1,585	—	—	1,585
Derivative financial instruments
adjustment (net of tax of $1,041)	—	—	—	—	—	—	1,866	—	1,866
Minimum pension liability adjustment
(net of tax of $1,821)	—	—	—	—	—	—	—	(3,310)	(3,310)

Comprehensive loss									(10,118)
Cash dividends declared ($.16 per share)	—	—	(6,134)	—	—	—	—	—	(6,134)
Repurchases of Tredegar common stock	(110,700)	(1,429)	—	—	—	—	—	—	(1,429)
Issued upon exercise of stock options
(including related income tax benefits
of $1,250) and other	291,321	2,714	—	—	—	—	—	—	2,714

Balance December 31, 2002	38,323,025	108,389	363,743	(1,212)	586	(4,422)	(842)	(3,310)	462,932

Comprehensive income (loss):
Net loss	—	—	(26,351)	—	—	—	—	—	(26,351)
Other comprehensive income (loss):
Available-for-sale securities adjustment,
net of reclassification adjustment
(net of tax of $1,228)	—	—	—	—	2,184	—	—	—	2,184
Foreign currency translation adjustment
(net of tax of $7,788)	—	—	—	—	—	14,419	—	—	14,419
Derivative financial instruments
adjustment (net of tax of $715)	—	—	—	—	—	—	1,286	—	1,286
Minimum pension liability adjustment
(net of tax of $1,347)	—	—	—	—	—	—	—	2,430	2,430

Comprehensive loss									(6,032)
Cash dividends declared ($.16 per share)	—	—	(6,103)	—	—	—	—	—	(6,103)
Repurchases of Tredegar common stock	(406,400)	(5,170)	—	—	—	—	—	—	(5,170)
Issued upon exercise of stock options
(including related income tax benefits
of $726) and other	260,196	1,772	—	—	—	—	—	—	1,772

Balance December 31, 2003	38,176,821	$104,991	$331,289	$(1,212)	$2,770	$9,997	$444	$(880)	$447,399

See accompanying notes to financial statements. 45

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries (In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (“Tredegar”) are engaged in the manufacture of plastic films and aluminum extrusions. We also operate Therics, which has developed and recently launched an initial family of products used in bone grafting procedures. See Note 17 regarding discontinued operations.

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

        Transaction and remeasurement gains or losses included in income were not material in 2003, 2002 and 2001. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our foreign locations that result from translation into U.S. Dollars (see quantitative and qualitative disclosures about market risk beginning on page 25 for more information).

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2003 and 2002, Tredegar had cash and cash equivalents of $19,943 and $109,928, respectively, including funds held in foreign locations of $16,188 and $16,550, respectively.

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

        Property, plant and equipment include capitalized interest of $593 in 2003, $674 in 2002 and $1,791 in 2001.

        Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 40 years for buildings and land improvements and generally 2 to 20 years for machinery and equipment.

Assets Held for Sale. On March 22, 2002, we announced our intent to divest Therics. Accordingly, the depreciation and amortization of Therics’ assets was halted on that date and its long-lived assets were separately classified in the balance sheet as “Non-current assets of Therics held for sale” ($10,406 at December 31, 2002). During the first quarter of 2003, we suspended efforts to sell Therics. As a result, the long-lived assets of Therics are no longer classified as held for sale and an adjustment of $1,067 to catch up depreciation and amortization was recorded during the first quarter as an unusual item. On October 21, 2003, Tredegar announced the completion of a strategic assessment of Therics, which resulted in a decision to support the 2004 rollout of its new line of bone grafting products.

Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Effective January 1, 2002, we adopted the new accounting standard related to the accounting for goodwill and we discontinued amortization of goodwill. We assess goodwill for impairment when events or circumstances indicate the carrying value may not be recoverable, or, at a minimum, on an annual basis as of December 1 of each year. Impairment reviews may result in recognition of losses. In connection with the adoption of this standard, we have reclassified from intangible assets to goodwill approximately $396 related to Therics’ workforce, which no longer qualifies as a separately identifiable intangible asset. We have made determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units.

        The components of goodwill and other intangibles at December 31, 2003 and 2002, and related amortization periods are as follows:

December 31	2003	2002	Amortization Periods

Carrying value of goodwill:
Film Products	$102,962	$101,354	Not amortized
Aluminum Extrusions	32,797	30,760	Not amortized
Therics	3,492	3,492	Not amortized

Total carrying value of goodwill	139,251	135,606

Carrying value of other intangibles:
Film Products (cost basis of $603)	124	168	Not more than 17 yrs.
Therics (cost basis of $2,236)	1,173	1,565	10 years

Total carrying value of other intangibles	1,297	1,733

Total carrying value of goodwill and other intangibles	140,548	137,339
Goodwill and other intangibles related to Therics classified as non-current assets held for sale in the consolidated balance
sheets	—	(5,057)

Net goodwill and other intangibles	$140,548	$132,282

47

A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2003 is as follows:

	2003	2002	2001

Goodwill and other intangibles:
Net carrying value, beginning of year	$137,339	$136,488	$139,578
Amortization	(268)	(100)	(4,914)
Increase due to foreign currency translation and other	3,477	951	1,824

Net carrying value, end of year	140,548	137,339	136,488
Goodwill and other intangibles related to Therics classified as non-current assets held for sale in the consolidated balance
sheets	—	(5,057)	—

Net goodwill and other intangibles	$140,548	$132,282	$136,488

A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income taxes, is as follows:

	2003	2002	2001

Reported net income (loss)	$(26,351)	$(2,531)	$9,752
Goodwill amortization, net of tax	—	—	3,234

Adjusted net income (loss)	$(26,351)	$(2,531)	$12,986

Basic earnings (loss) per share as reported	$(.69)	$(.07)	$.26
Adjustment to basic earnings (loss) per share	—	—	.08

Adjusted basic earnings (loss) per share	$(.69)	$(.07)	$.34

Diluted earnings (loss) per share as reported	$(.69)	$(.07)	$.25
Adjustment to diluted earnings (loss) per share	—	—	.08

Adjusted diluted earnings (loss) per share	$(.69)	$(.07)	$.33

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment when events indicate that impairment may exist. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset, generally determined on a discounted after-tax cash flow basis.

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

Revenue Recognition. Revenue from the sale of products is recognized when delivery of product to the customer has occurred, the price of the product is fixed and determinable, and collectibility is reasonably assured. Amounts billed to customers related to freight have been classified as sales in the accompanying consolidated statements of income. The cost of freight has been classified as a separate line in the accompanying consolidated statements of income.

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 14). We accrue U.S. federal income taxes on unremitted earnings of our foreign subsidiaries.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2003	2002	2001

Weighted average shares outstanding used
to compute basic earnings (loss) per share	38,096,001	38,267,780	38,061,161
Incremental shares issuable upon the
assumed exercise of stock options	345,009	601,452	762,967

Shares used to compute diluted
earnings (loss) per share	38,441,010	38,869,232	38,824,128

        Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. Options to purchase 2,425,575 shares in 2003, 2,052,610 shares in 2002 and 1,503,075 shares in 2001, were excluded from the calculation of incremental shares issuable upon the assumed exercise of stock options due to their anti-dilutive effect on earnings per share for the related period.

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

49

        Had compensation cost for our stock-based compensation plans been determined in 2003, 2002 and 2001 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Income from continuing operations:
As reported	$19,327	$48,625	$30,751
Stock option-based employee
compensation cost, net of tax, based
on the fair value method	(2,194)	(2,268)	(2,385)

Pro forma net income	$17,133	$46,357	$28,366

Basic earnings per share from
continuing operations:
As reported	$.51	$1.27	$.81
Pro forma	.45	1.21	.75

Diluted earnings per share from
continuing operations:
As reported	$.50	$1.25	$.79
Pro forma	.45	1.19	.73

        Compensation cost related to stock-based compensation (restricted stock grants) included in determining net income from continuing operations was $95 in 2003, $203 in 2002 and $57 in 2001.

        The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing stock options granted during 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Dividend yield	1.0%	.9%	.8%
Volatility percentage	45.0%	45.0%	45.0%
Weighted average risk-free interest rate	4.0%	4.7%	4.2%
Holding period (years):
Officers	7.0	7.0	n/a
Management	5.0	5.0	5.0
Other employees	n/a	3.0	n/a
Weighted average market prices at date of
grant (market price equals exercise price):
Officers and management	$ 16.44	$ 18.71	$ 19.96
Other employees	n/a	18.90	n/a

50

Stock options granted during 2003, 2002 and 2001, and related estimated fair value at the date of grant, are as follows:

	2003	2002	2001

Stock options granted (number of shares):
Officers	10,000	181,000	n/a
Management	5,000	345,200	26,000
Other employees	n/a	98,300	n/a

Total	15,000	624,500	26,000

Estimated weighted average fair value of
options per share at date of grant (exercise
price equaled market price on date of grant)
Officers	$7.93	$9.14	n/a
Management	6.51	8.02	$8.42
Other employees	n/a	6.20	n/a

Total estimated fair value of stock
options granted	$112	$5,033	$219

        Additional disclosure of stock options is included in Note 10.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and interest rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. There was no hedge ineffectiveness recognized in earnings.

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

The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

	2003	2002	2001

Available-for-sale securities adjustment:
Unrealized net holding gains (losses)
arising during the period	$7,294	$(9,419)	$(3,859)
Income taxes	(2,626)	3,391	1,389
Reclassification adjustment for net
losses (gains) realized in income	(3,851)	(2,656)	(28,980)
Income taxes	1,367	956	10,433

Available-for-sale securities adjustment	$2,184	$(7,728)	$(21,017)

2	ACQUISITIONS

        On November 21, 2003, Tredegar announced that its aluminum extrusions subsidiary, the William L. Bonnell Company, had acquired Apolo Tool and Die Manufacturing Inc. (“Apolo”) of Woodbridge, Ontario. The purchase price consisted of cash consideration of $1,579 (including transaction costs of $110 and net cash acquired of $343). Apolo’s key capabilities include bending, CNC machining, drilling, mitering, punching, riveting, sawing and welding of aluminum extrusions and other materials. The company also has in-house tool and die design and manufacturing capability to support its fabrication services.

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

        These acquisitions were accounted for using the purchase method. There was no goodwill (the excess of the purchase price over the estimated fair value of identifiable net assets acquired) associated with the Apolo acquisition. Goodwill arising from the acquisition of ADMA and Promea was $5,455. The operating results for the acquired businesses have been included in the consolidated statements of income since the date acquired.

3	BUSINESS SEGMENTS

        Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $207,049 in 2003, $242,760 in 2002 and $235,356 in 2001. These amounts include plastic film sold to others that convert the film into materials used in products manufactured by P&G.

	Net Sales
	2003	2002	2001

Film Products	$365,501	$376,904	$382,740
Aluminum Extrusions	354,593	360,293	380,387
Therics	—	208	450

Total net sales	720,094	737,405	763,577
Add back freight	18,557	16,319	15,580

Sales as shown in consolidated
statements of income	$738,651	$753,724	$779,157

	Operating Profit
	2003	2002	2001

Film Products:
Ongoing operations	$45,676	$72,307	$61,787
Plant shutdowns,
asset impairments and
restructurings (a)	(5,746)	(3,397)	(9,136)
Unusual items (a)	—	6,147	—

Aluminum Extrusions:
Ongoing operations	15,117	27,304	25,407
Plant shutdowns,
asset impairments and
restructurings (a)	(644)	(487)	(7,799)
Gain on sale of land (a)	1,385	—	—
Unusual items (a)	—	—	—

Therics:
Ongoing operations	(11,651)	(13,116)	(12,861)
Restructurings (a)	(3,855)	—	—
Unusual items (a)	(1,067)	—	—

Total	39,215	88,758	57,398
Interest income	1,183	1,934	2,720
Interest expense	6,785	9,352	12,671
Gain on sale of corporate assets (a)	5,155	—	—
Corporate expenses, net (a)	8,724	5,834	2,746

Income from continuing operations
before income taxes	30,044	75,506	44,701
Income taxes (a)	10,717	26,881	13,950

Income from continuing operations	19,327	48,625	30,751
Loss from discontinued operations (a)	(45,678)	(51,156)	(20,999)

Net income (loss)	$(26,351)	$(2,531)	$9,752

(a)	See Note 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items and gains from sale of assets, and Note 17 for more information on discontinued operations.

(b)	The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $18,557 in 2003, $16,319 in 2002 and $15,580 in 2001.

(c)	Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in foreign locations of $16,188, $16,550 and $13,560 at December 31, 2003, 2002 and 2001, respectively. Export sales relate almost entirely to Film Products. Foreign operations and identifiable assets in Europe, Latin America and Asia also relate to Film Products. Foreign operations and identifiable assets in Canada relate to Aluminum Extrusions.

53

	Identifiable Assets
December 31	2003	2002	2001

Film Products	$422,321	$379,635	$367,291
Aluminum Extrusions	185,336	176,631	185,927
Therics	8,917	10,643	9,931

Subtotal	616,574	566,909	563,149
General corporate	61,508	52,412	40,577
Income taxes recoverable
from sale of venture
capital investment portfolio	55,000	—	—
Cash and cash equivalents (c)	19,943	109,928	96,810

Continuing operations	753,025	729,249	700,536
Discontinued operations:
Venture capital	—	108,713	158,887
Molecumetics	—	—	5,608

Total	$753,025	$837,962	$865,031

	Depreciation and Amortization			Capital Expenditures
	2003	2002	2001	2003	2002	2001

Film Products	$19,828	$20,085	$22,047	$57,203	$24,063	$24,775
Aluminum Extrusions	10,883	10,506	11,216	8,293	4,799	8,506
Therics	1,641	463	2,262	219	1,621	2,340

Subtotal	32,352	31,054	35,525	65,715	30,483	35,621
General corporate	270	353	329	93	60	519

Continuing operations	32,622	31,407	35,854	65,808	30,543	36,140
Discontinued operations:
Venture capital	—	—	—	—	—	—
Molecumetics	—	527	2,055	—	793	2,850

Total	$32,622	$31,934	$37,909	$65,808	$31,336	$38,990

	Net Sales by Geographic Area (c)
	2003	2002	2001

United States	$383,204	$416,189	$476,015
Exports from the United States to:
Canada	25,188	24,026	21,611
Latin America	17,915	20,711	23,752
Europe	25,157	22,720	11,342
Asia	21,510	27,480	25,906
Foreign operations:
Canada	125,347	130,356	118,404
Europe	88,856	69,278	56,329
Latin America	15,491	12,443	19,148
Asia	17,426	14,202	11,070

Total (b)	$720,094	$737,405	$763,577

	Identifiable Assets by Geographic Area (c)
December 31	2003	2002	2001

United States	$394,415	$515,542	$575,915
Canada	86,564	78,544	78,353
Europe	95,575	57,351	43,025
Latin America	10,787	8,620	14,776
Asia	29,233	15,565	15,575
General corporate	61,508	52,412	40,577
Income taxes recoverable
from sale of venture
capital investment portfolio	55,000	—	—
Cash and cash equivalents (c)	19,943	109,928	96,810

Total	$753,025	$837,962	$865,031

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income. 54

4	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

December 31	2003	2002

Trade, less allowance for doubtful
accounts and sales returns of $4,448
in 2003 and $6,042 in 2002	$79,409	$73,827
Volume shortfall payments, contract
terminations and revisions due from P&G	—	15,329
Other	4,701	3,736

Total	$84,110	$92,892

5	INVENTORIES

Inventories consist of the following:

December 31	2003	2002

Finished goods	$9,190	$7,841
Work-in-process	3,294	3,905
Raw materials	25,730	21,076
Stores, supplies and other	11,358	11,147

Total	$49,572	$43,969

        Inventories stated on the LIFO basis amounted to $18,030 at December 31, 2003 and $14,829 at December 31, 2002, which are below replacement costs by approximately $16,289 at December 31, 2003 and $12,473 at December 31, 2002.

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

        We use interest rate swaps to manage interest rate exposure. There were no interest rate swaps outstanding at December 31, 2003. Interest rate swaps outstanding during 2003, 2002 and 2001 were designated as and accounted for as cash flow hedges (see Note 8). Counterparties to our interest rate swaps consisted of large major financial institutions.

        After-tax gains of $395 in 2003 and after-tax losses of $1,512 in 2002 and $1,460 in 2001, were reclassified from other comprehensive income to earnings and were offset by losses or gains, respectively, from transactions relating to the underlying hedged item. As of December 31, 2003, we expect $444 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. We also expect that these gains will be offset by losses from transactions relating to the underlying hedged item.

7	ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31	2003	2002

Payrolls, related taxes and medical and
other benefits	$12,830	$14,621
Workmen’s compensation and disabilities	3,566	3,658
Vacation	4,435	4,202
Plant shutdowns and divestitures	5,192	1,408
Derivative financial instruments:
Aluminum futures contracts for hedging
forward sales contracts (see Note 6)	—	316
Interest rate swaps (see Note 8)	—	992
Other	16,433	17,212

Total	$42,456	$42,409

        A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for each of the three years in the period ended December 31, 2003 is as follows:

	Severance	Asset Impairments	Accelerated Depreciation	Other	Total

Balance at December 31, 2000	$—	$—	$—	$391	$391
2001:
Changes	2,422	8,915	—	5,598	16,935
Cash spent	(1,884)	—	—	(1,604)	(3,488)
Charged against assets	—	(8,915)	—	—	(8,915)
Reversed to income	—	—	—	—	—

Balance at December 31, 2001	538	—	—	4,385	4,923
2002:
Changes	826	1,457	—	1,601	3,884
Cash spent	(893)	—	—	(4,952)	(5,845)
Charged against assets	—	(1,457)	—	—	(1,457)
Reversed to income	(97)	—	—	—	(97)

Balance at December 31, 2002	374	—	—	1,034	1,408
2003:
Changes	5,505	1,051	1,733	3,137	11,426
Cash spent	(3,773)	—	—	(1,085)	(4,858)
Charged against assets	—	(1,051)	(1,733)	—	(2,784)
Reversed to income	—	—	—	—	—

Balance at December 31, 2003	$2,106	$—	$—	$3,086	$5,192

See Note 15 for more information on plant shutdowns, asset impairments and restructurings. 56

8	DEBT AND CREDIT AGREEMENTS

        On October 17, 2003, we refinanced our debt with a new $250,000 credit agreement (the “Credit Agreement”) consisting of a $175,000 three-year revolving credit facility and a $75,000 three-year term loan. The amount available under the revolving credit facility is reduced by $50,000 on the earlier of the receipt of the approximately $55,000 in income tax recoveries related to the sale of the venture capital portfolio (see Note 17) or September 15, 2004. Total debt due and outstanding at December 31, 2003 is summarized below:

Debt Due and Outstanding at December 31, 2003

	Credit Agreement
Year Due	Revolver	Term Loan	Other	Total Debt Due

2004	$—	$8,750	$—	$8,750
2005	—	13,125	4,276	17,401
2006	61,000	51,250	360	112,610
2007	—	—	270	270
2008	—	—	170	170
Remainder	—	—	428	428

Total	$61,000	$73,125	$5,504	$139,629

The credit spread over LIBOR and commitment fees charged on the unused amount under the credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR
Indebtedness-to- Adjusted EBITDA Ratio	Revolver ($61 Million Outstanding at 12/31/03)	Term Loan ($73 Million Outstanding at 12/31/03)	Commitment Fee

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

        At December 31, 2003, we had no interest rate swaps outstanding and the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

        The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000;

•	Minimum shareholders’ equity ($329,658 as of December 31, 2003);

•	Maximum indebtedness-to-adjusted EBITDA of 3x (2.5x on a pro forma basis for acquisitions); and

•	Minimum adjusted EBIT-to-interest expense of 2.5x.

        We believe we were in compliance with all of our debt covenants as of December 31, 2003. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

        On April 27, 2001, we entered into a two-year interest rate swap agreement, with a notional amount of $50,000, under which we paid to a counterparty a fixed interest rate of 4.85% and the counterparty paid us a variable interest rate based on one-month LIBOR reset each month. This swap was designated as and accounted for as a cash flow hedge. It effectively fixed the rate on $50,000 of our $250,000 term loan then outstanding at 4.85% plus the applicable credit spread (generally 62.5 basis points at that time).

        On June 22, 2001, we entered into another two-year interest rate swap agreement, with a notional amount of $25,000, under which we paid to a counterparty a fixed interest rate of 4.64% and the counterparty paid us a variable interest rate based on one-month LIBOR reset each month. This swap was designated as and accounted for as a cash flow hedge. It effectively fixed the rate on $25,000 of our $250,000 term loan then outstanding at 4.64% plus the applicable credit spread (generally 62.5 basis points at that time).

9	SHAREHOLDER RIGHTS AGREEMENT

        Pursuant to a Rights Agreement dated as of June 30, 1999 (as amended), between Tredegar and National City Bank as Rights Agent, one Right is attendant to each share of our common stock. Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the “Preferred Stock”), at an exercise price of $150 (the “Purchase Price”). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person or group whose beneficial ownership is reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on May 20, 1997, cannot cause the Rights to become exercisable.

        Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock (or in certain circumstances, cash, property or other securities of Tredegar or a potential acquirer) having a value equal to twice the amount of the Purchase Price.

        The Rights will expire on June 30, 2009.

10	STOCK OPTION PLANS

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

        A summary of our stock options outstanding at December 31, 2003, 2002 and 2001, and changes during those years, is presented below:

			Option Exercise Price/Share
	Number of Shares					Wgted.
	Options	SARs	Range			Ave.

Outstanding at 12/31/00	2,951,490	117,835	$2.70	to	$46.63	$18.76
Granted in 2001	26,000	—	18.35	to	21.00	19.96
Lapsed in 2001	(52,960)	—	19.75	to	25.65	21.61
Exercised in 2001	(47,510)	(13,735)	2.70	to	18.37	5.42

Outstanding at 12/31/01	2,877,020	104,100	2.70	to	46.63	18.94
Granted in 2002	624,500	—	14.56	to	18.90	18.74
Lapsed in 2002	(57,150)	—	18.90	to	21.50	19.36
Exercised in 2002	(283,490)	(104,100)	2.70	to	23.13	4.87

Outstanding at 12/31/02	3,160,880	—	3.37	to	46.63	20.16
Granted in 2003	15,000	—	16.19	to	16.57	16.44
Lapsed in 2003	(179,970)	—	16.55	to	46.63	24.75
Exercised in 2003	(273,300)	—	3.37	to	8.38	4.68

Outstanding at 12/31/03	2,722,610	—	$3.37	to	$46.63	$21.39

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2003:

			Options Outstanding at December 31, 2003		Options Exercisable at December 31, 2003
				Weighted Average
Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$3.37			56,020.2		$3.37	56,020	$3.37
3.87	to	$5.34	193,275	1.0	4.33	193,275	4.33
7.38	to	9.67	204,360	2.1	8.59	204,360	8.59
14.56	to	17.88	302,650	3.8	16.46	257,650	16.56
18.21	to	19.75	902,100	4.2	19.21	352,100	19.70
20.44	to	25.65	435,950	2.8	22.99	435,950	22.99
28.61	to	34.97	356,255	2.6	31.53	356,255	31.53
40.80	to	46.63	272,000	2.0	43.72	272,000	43.72

$3.37	to	$46.63	2,722,610	3.1	$21.39	2,127,610	$22.15

        Stock options exercisable totaled 2,556,980 shares at December 31, 2002 and 2,281,670 shares at December 31, 2001. Stock options available for grant totaled 642,625 shares at December 31, 2003, 618,125 shares at December 31, 2002 and 1,192,475 shares at December 31, 2001.

11	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

        We have noncontributory and contributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount.

        In addition to providing pension benefits, we provide postretirement life insurance and health care benefits for certain groups of employees. Tredegar and retirees share in the cost of postretirement health care benefits, with employees retiring after July 1, 1993, receiving a fixed subsidy to cover a portion of their health care premiums. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. We are evaluating how and when any federal subsidies would apply. The postretirement benefit obligation and net periodic benefit cost shown in the tables below do not reflect the possible effects of the Act on our benefit programs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when published, could require us to change previously reported information.

        Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
	2003	2002	2001	2003	2002	2001

Weighted-average assumptions used
to determine benefit obligations:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increases	4.00%	4.50%	5.00%	4.00%	4.50%	5.00%
Weighted-average assumptions used
to determine net periodic benefit
cost:
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Rate of compensation increases	4.50%	5.00%	5.00%	4.50%	5.00%	5.00%
Expected long-term return on
plan assets, during the year	8.60%	9.00%	9.00%	n/a	n/a	n/a
Rate of increase in per-capita cost
of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	8.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.60%
Components of net periodic benefit
income (cost):
Service cost	$(5,851)	$(4,397)	$(4,147)	$(101)	$(103)	$(105)
Interest cost	(11,842)	(11,680)	(11,065)	(584)	(578)	(601)
Employee contributions	323	220	225	—	—	—
Other	(98)	(87)	(96)	—	—	—
Expected return on plan assets	23,003	23,701	23,141	—	—	—
Amortization of:
Net transition asset	8	20	20	—	—	—
Prior service costs and gains
or losses	(89)	1,941	3,421	43	64	28

Net periodic benefit income (cost)	$5,454	$9,718	$11,499	$(642)	$(617)	$(678)

60

The following tables reconcile the changes in benefit obligations and plan assets in 2003 and 2002, and reconcile the funded status to prepaid or accrued cost at December 31, 2003 and 2002:

	Pension Benefits		Other Post- Retirement Benefits
	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation, beginning of year	$179,118	$164,242	$8,994	$8,369
Service cost	5,851	4,397	101	103
Interest cost	11,842	11,680	584	578
Plan amendments	263	(587)	—	—
Effect of discount rate change	12,621	11,025	522	501
Employee contributions	323	220	—	—
Other	(4,368)	(3,152)	(318)	(235)
Benefits paid	(9,190)	(8,707)	(443)	(322)

Benefit obligation, end of year	$196,460	$179,118	$9,440	$8,994

Change in plan assets:
Plan assets at fair value,
beginning of year	$208,473	$237,534	$—	$—
Actual return on plan assets	32,270	(21,842)	—	—
Employee contributions	323	220	—	—
Employer contributions	1,982	1,355	443	321
Other	(99)	(87)	—	—
Benefits paid	(9,190)	(8,707)	(443)	(321)

Plan assets at fair value, end of year	$233,759	$208,473	$—	$—

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$37,300	$29,355	$(9,440)	$(8,994)
Unrecognized net transition
(asset) obligation	(8)	(15)	—	—
Unrecognized prior service cost	3,689	3,739	—	—
Unrecognized net (gain) loss	34,994	34,915	(448)	(634)

Prepaid (accrued) cost, end of year	$75,975	$67,994	$(9,888)	$(9,628)

Amounts recognized in the consolidated
balance sheets:
Prepaid benefit cost	$75,975	$67,994	$—	$—
Accrued benefit liability	(2,650)	(7,396)	(9,888)	(9,628)
Intangible asset	1,296	2,265	—	—
Deferred tax liability	474	1,821	—	—
Accumulated other comprehensive
loss	880	3,310	—	—

Net amount recognized	$75,975	$67,994	$(9,888)	$(9,628)

        Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

        At December 31, 2003, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

        Prepaid pension cost of $75,975 at December 31, 2003 and $67,994 at December 31, 2002, is included in “Other assets and deferred charges” in the consolidated balance sheets. The accrued benefit liability of $2,650 and the intangible asset of $1,296 at December 31, 2003, and the accrued benefit liability of $7,396 and the intangible asset of $2,265 at December 31, 2002, are also included in “Other assets and deferred charges” in the consolidated balance sheets. Accrued postretirement benefit cost of $9,888 at December 31, 2003 and $9,628 at December 31, 2002, is included in “Other noncurrent liabilities” in the consolidated balance sheets.

The percentage composition of assets held by pension plans at December 31, 2003 and 2002, and the current expected long-term return on assets are as follows:

	% Composition of Plan Assets		Expected Long-term
December 31	2003	2002	Return %

Pension plans related to operations in the U.S.:
Low-risk fixed income securities	23.3%	29.3%	5.5%

Large capitalization equity securities	18.7	16.5	9.0
Mid-capitalization equity securities	6.6	5.6	9.8
Small-capitalization equity securities	3.4	2.7	10.5
International equity securities	17.6	14.3	9.0

Total equity securities	46.3	39.1	9.2

Hedge and private equity funds	20.1	21.5	9.7
Other assets	2.6	3.4	5.5

Total for pension plans related to operations in the U.S.	92.3	93.3	8.5

Pension plans related to operations in Canada	7.7	6.7	7.0

Total	100.0%	100.0%	8.4%

        Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2003. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities and risk premiums. For pension plans related to operations in the U.S., the portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next five years. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds have a better risk-return profile than fixed income securities. The average remaining time until retirement at age 65 for participants in our pension plans is about 20 years. We expect our required contributions to be less than $500 in 2004.

        The accumulated benefit obligation was $180,432 at December 31, 2003, and $162,401 at December 31, 2002. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $8,753, $8,753 and $6,409, respectively, at December 31, 2003, and $27,419, $27,290 and $21,400, respectively, at December 31, 2002.

        We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,197 at December 31, 2003 and $2,064 at December 31, 2002. Pension expense recognized was $249 in 2003, $255 in 2002 and $326 in 2001. This information has been included in the preceding pension benefit tables.

12	SAVINGS PLAN

        We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee’s contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,697 in 2003, $2,573 in 2002 and $2,918 in 2001. Our liability under the restoration plan was $1,057 at December 31, 2003 (consisting of 68,068 phantom shares of common stock) and $993 at December 31, 2002 (consisting of 66,185 phantom shares of common stock) valued at the closing market price on those dates.

        The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. There have been no shares purchased since 1997. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

13	RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

Rental expense for continuing operations was $3,822 in 2003, $3,744 in 2002 and $3,864 in 2001. Rental commitments under all non-cancelable operating leases as of December 31, 2003, are as follows:

Year	Amount

2004	$2,721
2005	2,560
2006	2,531
2007	2,541
2008	2,315
Remainder	3,596

Total	$16,264

        Therics has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $11,100. These future rental commitments are included in the above table.

        Contractual obligations for plant construction and purchases of real property and equipment amounted to $7,726 at December 31, 2003 and $17,710 at December 31, 2002.

14	INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

	2003	2002	2001

Income from continuing operations
before income taxes:
Domestic	$16,605	$61,850	$36,241
Foreign	13,439	13,656	8,460

Total	$30,044	$75,506	$44,701

Current income taxes:
Federal	$4,345	$(430)	$6,797
State	368	1,318	2,104
Foreign	2,689	1,954	4,704

Total	7,402	2,842	13,605

Deferred income taxes:
Federal	649	20,421	111
State	936	943	240
Foreign	1,730	2,675	(6)

Total	3,315	24,039	345

Total income taxes	$10,717	$26,881	$13,950

63

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2003	2002	2001

Income tax expense at federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	2.8	1.9	3.4
Unremitted earnings from foreign operations	1.5	(.6)	.9
Non-deductible expenses	1.0	.3	.6
Research and development tax credit	(1.7)	(.5)	(1.4)
Extraterritorial Income Exclusion	(2.8)	(.8)	(2.5)
Reversal of income tax contingency accruals	—	—	(4.3)
Foreign rate differences and other	(.1)	.3	(.5)

Effective income tax rate	35.7	35.6	31.2

Deferred tax liabilities and deferred tax assets at December 31, 2003 and 2002, are as follows:

December 31	2003	2002

Deferred tax liabilities:
Depreciation	$32,317	$28,780
Pensions	26,434	22,402
Foreign currency translation gain adjustment	5,494	—
Amortization of goodwill	3,750	4,818
Unrealized gain on available-for-sale securities	1,556	331
Income on derivative financial instruments	249	—
Inventory	194	—
Other	3,911	1,005

Total deferred tax liabilities	73,905	57,336

Deferred tax assets:
Employee benefits	5,028	4,522
Tax benefit on foreign and R&D tax credits and
NOL carryforwards	7,052	436
Asset write-offs, divestitures and environmental
accruals	2,148	5,694
Allowance for doubtful accounts and sales returns	1,254	1,974
Tax in excess of book basis for venture capital
investments	902	35,151
Foreign currency translation loss adjustment	—	2,294
Loss on derivative financial instruments	—	466
Inventory	—	248
Other	2,243	84

Total deferred tax assets	18,627	50,869

Net deferred tax liability	$55,278	$6,467

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$66,276	$27,443
Current deferred tax assets in excess of liabilities	10,998	20,976

Net deferred tax liability	$55,278	$6,467

64

As of December 31, 2003, Tredegar had net operating loss, foreign tax credit and R&D tax credit carry-forwards that expire as follows:

Tax Carry-Forward Items at December 31, 2003 by Year of Expiration

	Deferred Income Tax Assets				Estimated Minimum Future Taxable Income Required to Realize Deferred Income Tax Assets
Year of Expiration	Foreign Tax Credits	R&D Tax Credits	Net Operating Losses	Total	Foreign Tax Credits	R&D Tax Credits	Net Operating Losses	Total

2007	$1,724	$—	$—	$1,724	$4,926	$—	$—	$4,926
2008	1,610	—	—	1,610	4,600	—	—	4,600
2021	—	1,403	—	1,403	—	4,009	—	4,009
2022	—	1,185	—	1,185	—	3,386	—	3,386
2023	—	500	630	1,130	—	1,429	1,800	3,229

Total	$3,334	$3,088	$630	$7,052	$9,526	$8,824	$1,800	$20,150

        We believe that it is more likely than not that the timing of future taxable income will be sufficient to cover future tax deductible amounts related to deferred income tax assets. Accordingly, no valuation allowance has been recognized.

15	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS AND GAINS FROM SALE OF ASSETS

        On June 16, 2003, we announced plans to close our films plant in New Bern, North Carolina (the “New Bern Plant”) in mid-2004. As a result of the shutdown, we expect to recognize charges totaling approximately $6,500 ($4,160 after taxes). During 2003, we recognized charges associated with this shutdown of $2,336 ($1,495 after taxes — see details below), and expect to recognize additional charges of approximately $4,200 ($2,688 after taxes) in the first half of 2004. Except for the New Bern Plant, previously announced shutdowns were substantially complete at December 31, 2003, and substantially all shutdown costs have been paid and the remaining accrued liabilities are not material.

        In 2003, losses associated with plant shutdowns, asset impairments and restructurings totaling $11,426 ($7,350 after taxes) included:

•	A fourth-quarter charge of $875 ($560 after taxes) for asset impairments in the films business, including charges of $466 ($298 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A fourth-quarter charge of $611 ($391 after taxes) for approximately 50% of the total severance costs expected for 65 people and other employee-related costs in connection with the shutdown of the New Bern Plant;

•	A third-quarter charge of $945 ($605 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A third-quarter charge of $299, a second quarter charge of $53 and a first-quarter charge of $85 (collectively $280 after taxes) for additional costs incurred related to the shutdown of the films plants in Tacoma, Washington (the “Tacoma Plant”), Carbondale, Pennsylvania (the “Carbondale Plant”) and Manchester, Iowa (the “Manchester Plant”);

•	A third-quarter charge of $322 ($206 after taxes) for additional severance and other employee-related costs in connection with a previously announced restructuring in Film Products;

•	A third-quarter charge of $2,151 ($1,398 after taxes) and a second-quarter charge of $549 ($357 after taxes) related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	A third-quarter charge of $256 ($163 after taxes) for severance for seven people and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•	A second-quarter charge of $3,936 ($2,530 after taxes) for severance for 47 people and other employee-related costs in connection with restructurings in Film Products ($1,600 before taxes), corporate headquarters ($1,181 before taxes and included in “Corporate expenses, net” in the operating profit by segment table in Note 3) and Therics ($1,155 before taxes);

65

•	A second-quarter charge of $956 ($612 after taxes) for asset impairments in the films business, including charges of $312 ($200 after taxes) related to accelerated depreciation of assets at the New Bern Plant; and

•	A second-quarter charge of $388 ($248 after taxes) related to an early retirement program for 10 people in Aluminum Extrusions.

        The loss from unusual items in 2003 of $1,067 ($694 after taxes) relates to a first-quarter charge to adjust depreciation and amortization at Therics based on Tredegar’s decision to suspend divestiture efforts. Results for 2003 also included a fourth-quarter gain of $1,385 ($886 after taxes) on the sale of land at the facility in Richmond Hill, Ontario (total proceeds of approximately $1,800), and gains totaling $5,155 ($3,325 after taxes) on the sale of corporate assets. The gains from the sale of corporate assets included:

•	A fourth-quarter gain of $2,554 ($1,647 after taxes) from the sale of 547,500 shares of Illumina, Inc. common stock (NASDAQ: ILMN) for total proceeds of $3,791;

•	A fourth-quarter gain of $355 ($229 after taxes) from the sale of 64,150 shares of Vascular Solutions, Inc. common stock (NASDAQ: VASC) for total proceeds of $403;

•	A third-quarter gain of $942 ($608 after taxes) from the sale of 200,000 shares of VASC for total proceeds of $1,092; and

•	A third-quarter gain of $1,289 and fourth-quarter gain of $15 (collectively $841 after taxes) from the sale of corporate real estate (total proceeds of approximately $1,800).

        The gains from the sale of land and corporate assets are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table in Note 3.

        At December 31, 2003, we held 265,955 shares of ILMN with a closing aggregate market value of $1,875 ($601 adjusted cost basis), and held 596,492 shares of VASC with a closing aggregate market value of $3,501 ($447 adjusted cost basis). These holdings, which are included in the consolidated balance sheets in “Other assets and deferred charges” at December 31, 2003, and “Venture capital investments” at December 31, 2002 ($3,611 market value), are stated at market value with unrealized gains reported directly in shareholders’ equity net of related deferred income taxes.

        In 2002, losses associated with plant shutdowns, asset impairments and restructurings totaling $3,884 ($2,486 after taxes) primarily included:

•	A fourth-quarter charge of $1,457 ($932 after taxes) for asset impairments in the films business;

•	A fourth-quarter charge of $392 ($251 after taxes) for additional costs incurred related to the 2000 shutdown of the Manchester Plant;

•	A fourth-quarter charge of $318 ($204 after taxes) for additional costs incurred related to the shutdown of the aluminum extrusions plant in El Campo, Texas (the “El Campo Plant”);

•	A fourth-quarter charge of $259 ($166 after taxes) for additional costs incurred related to the shutdown of the Tacoma Plant;

•	A third-quarter charge of $178 ($114 after taxes) primarily for relocation and employee-related costs in connection with the shutdown of the Carbondale Plant;

•	A second-quarter charge of $268 ($172 after taxes) primarily for relocation and employee-related costs in connection with the shutdown of the Tacoma Plant;

•	A first-quarter charge of $800 ($512 after taxes) for severance for approximately 70 people and other employee-related costs in connection with the shutdown of the Carbondale Plant; and

•	A first-quarter charge of $196 ($125 after taxes) for costs incurred in the transfer of business related to the shutdown of the El Campo Plant.

66

In 2002, the gain from unusual items (net) totaling $6,147 ($3,934 after taxes) included:

•	A fourth-quarter net gain of $5,618 ($3,596 after taxes) for payments received from P&G related to terminations and revisions to contracts of $11,718 and related asset write-downs of $6,100; and

•	A fourth-quarter gain of $529 ($338 after taxes) related to the sale of assets acquired in a prior acquisition.

In 2001, losses associated with plant shutdowns, asset impairments and restructurings totaling $16,935 ($10,838 after taxes) primarily included:

•	A fourth-quarter charge of $2,877 ($1,841 after taxes) for the September 2002 shutdown of the Carbondale Plant, including an impairment loss for equipment of $1,824, excess working capital of $452, dismantling of equipment of $200 and other items of $401;

•	A fourth-quarter charge of $1,368 ($875 after taxes) for impairment of our films business in Argentina;

•	A fourth-quarter charge of $951 ($609 after taxes) for additional costs incurred for the shutdown of the El Campo Plant, including additional employee-related costs and expenses related to the transfer of business;

•	A fourth-quarter charge of $386 ($247 after taxes) for severance costs for approximately 45 people associated with the shutdown of the Tacoma Plant;

•	A third-quarter charge of $6,848 ($4,383 after taxes) for the shutdown of the El Campo Plant, including an impairment loss for building and equipment of $4,486, severance costs of $710 for approximately 125 people, excess working capital of $888 and other items of $764;

•	A third-quarter charge of $3,000 ($1,920 after taxes) for the April 2002 shutdown of the Tacoma Plant, including an impairment loss for equipment of $1,235, dismantling of equipment and restoration of the leased space of $700, excess working capital of $650 and other items of $415; and

•	A first-quarter charge of $1,600 ($1,024 after taxes) for severance costs related to further rationalization in the films business and a fourth-quarter reversal of $95 ($61 after taxes) related to this accrual due to revised estimates.

In 2001, the gain from unusual items totaling $971 ($2,525 after taxes) included:

•	A second-quarter gain of $971 ($621 after taxes) for interest received on tax overpayments upon favorable conclusion of IRS examinations through 1997 (included in “Corporate expenses, net” in the operating profit by segment table in Note 3); and

•	A second-quarter income tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997 (included in “Income taxes” in the consolidated statements of income).

        As noted above, we recorded impairment losses on long-lived assets due to excess production capacity and operating inefficiencies. The losses recognized represent the differences between the carrying value of the assets and related goodwill (in 2001 only) and the estimated fair values of the assets.

16	CONTINGENCIES

        We are involved in various stages of investigation and remediation relating to environmental matters at certain plant locations. Where we have determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As we continue efforts to maintain compliance with applicable environmental laws and regulations, additional contingencies may be identified. If additional contingencies are identified, our practice is to determine the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. We do not believe that additional costs that could arise from those activities will have a material adverse effect on our financial position. However, those costs could have a material adverse effect on quarterly or annual operating results at that time.

        We are involved in various other legal actions arising in the normal course of business. After taking into consideration legal counsels’ evaluation of these actions, we believe that we have sufficiently accrued for probable losses and that the actions will not have a material adverse effect on our financial position. However, the resolution of the actions in a future period could have a material adverse effect on quarterly or annual operating results at that time.

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

17	DISCONTINUED OPERATIONS

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

        Net proceeds from the sales totaled $21,504. Additional proceeds of approximately $55,000, to be received in the form of income tax recoveries, are expected in mid-2004 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments.

        The agreements governing these transactions contain customary contingent indemnification provisions that Tredegar believes will not have a material effect on its financial position or results of operations.

        The operating results associated with venture capital investment activities have been reported as discontinued operations and results for prior periods have been restated.

A summary of venture capital investment activities from 2001 through disposal in 2003 is provided below:

	2003	2002	2001

Carrying value of venture capital investments,
beginning of period	$93,765	$155,084	$232,259
Venture capital investment activity for period:
(pre-tax amounts):
New investments	2,807	20,373	24,504
Proceeds from the sale of investments, including
broker receivables at end of period	(21,504)	(8,918)	(49,185)
Realized gains	—	4,454	33,104
Realized losses, write-offs and write-downs	(70,256)	(65,154)	(52,759)
(Decrease) increase in unrealized gain on
available-for-sale securities	(917)	(12,074)	(32,839)
Carrying value of public securities retained by
Tredegar Investments*	(3,895)	—	—

Carrying value of venture capital investments,
end of period	$—	$93,765	$155,084

Summary of amounts reported as discontinued
operations in the consolidated statements of
income:
Pretax gains (losses), net	$(70,256)	$(60,700)	$(19,655)
Operating expenses (primarily management fee
expenses)	(599)	(5,594)	(6,324)

Loss before income taxes	(70,855)	(66,294)	(25,979)
Income tax benefits	24,286	23,866	9,352

Loss from venture capital investment activities	$(46,569)	$(42,428)	$(16,627)

*	At December 31, 2003, Tredegar Investments held 596,492 shares of VASC and 265,955 shares of ILMN. See Note 15 for more information.

        Loss from venture capital investment activities in 2003 of $70,855 ($46,569 after taxes) includes a loss on the sale of $70,256 ($46,269 after taxes).

        On July 2, 2002, the operations at Molecumetics ceased. The operating results of Molecumetics have been reported as discontinued operations. For the years ended December 31, 2002 and 2001, operating losses for Molecumetics were $5,928 ($3,853 after taxes) and $8,876 ($5,768 after taxes), respectively, while revenues were $515 and $3,991, respectively. Discontinued operations also include a gain of $1,393 ($891 after taxes) in 2003 on the sale of intellectual property of Molecumetics and a charge of $7,500 ($4,875 after taxes) in 2002 for the loss on the disposal of Molecumetics. This charge is comprised of an impairment loss for assets of $4,860, severance and other employee related costs of $1,390 and miscellaneous disposal costs of $1,250. The tangible assets were sold during the fourth quarter of 2002 for proceeds of $800.

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

        Cash flows for discontinued operations have not been separately disclosed in the accompanying statement of cash flows.

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries (In thousands, except per-share amounts) (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2003

Sales	$182,045	$181,574	$193,125	$181,907	$738,651
Gross profit	28,356	27,206	30,798	27,492	113,852
Income from continuing operations	4,859	1,681	6,419	6,368	19,327
Income (loss) from discontinued operations	(49,516)	891	—	2,947	(45,678)

Net income (loss)	(44,657)	2,572	6,419	9,315	(26,351)
Earnings (loss) per share:
Basic:
Continuing operations	.13	.04	.17	.17	.51
Discontinued operations	(1.30)	.02	—	.08	(1.20)

Net income (loss)	(1.17)	.06	.17	.25	(.69)
Diluted:
Continuing operations	.12	.04	.17	.17	.50
Discontinued operations	(1.28)	.02	—	.07	(1.19)

Net income (loss)	(1.16)	.06	.17	.24	(.69)
Shares used to compute earnings (loss) per share:
Basic	38,179	38,047	38,058	38,101	38,096
Diluted	38,578	38,418	38,383	38,389	38,441

2002

Sales	$177,452	$200,554	$194,621	$181,097	$753,724
Gross profit	36,309	42,535	37,978	37,925	154,747
Income from continuing operations	10,059	14,271	11,939	12,356	48,625
Income (loss) from discontinued operations	(9,476)	(17,606)	(13,700)	(10,374)	(51,156)

Net income (loss)	583	(3,335)	(1,761)	1,982	(2,531)
Earnings (loss) per share:
Basic:
Continuing operations	.26	.37	.31	.32	1.27
Discontinued operations	(.24)	(.46)	(.36)	(.27)	(1.34)

Net income (loss)	.02	(.09)	(.05)	.05	(.07)
Diluted:
Continuing operations	.26	.36	.30	.32	1.25
Discontinued operations	(.24)	(.45)	(.35)	(.27)	(1.32)

Net income (loss)	.02	(.09)	(.05)	.05	(.07)
Shares used to compute earnings (loss) per share:
Basic	38,167	38,270	38,334	38,298	38,268
Diluted	38,855	39,111	38,927	38,775	38,869

70

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: February 18, 2004	By /s/ N. A. Scher —————————————— Norman A. Scher President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2004.

Signature	Title

/s/ John D. Gottwald —————————————— (John D. Gottwald)	Chairman of the Board of Directors

/s/ N. A. Scher —————————————— (Norman A. Scher)	President and Director (Principal Executive Officer)

/s/ D. Andrew Edwards —————————————— (D. Andrew Edwards)	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Austin Brockenbrough, III —————————————— (Austin Brockenbrough, III)	Director

/s/ Phyllis Cothran —————————————— (Phyllis Cothran)	Director

/s/ Donald T. Cowles —————————————— (Donald T. Cowles)	Director

/s/ R. W. Goodrum —————————————— (R. W. Goodrum)	Director

/s/ Floyd D. Gottwald, Jr. —————————————— (Floyd D. Gottwald, Jr.)	Director

/s/ William M. Gottwald —————————————— (William M. Gottwald)	Director
71

/s/ Richard L. Morrill —————————————— (Richard L. Morrill)	Director

/s/ Thomas G. Slater, Jr. —————————————— (Thomas G. Slater, Jr.)	Director

/s/ R. Gregory Williams —————————————— (R. Gregory Williams)	Director
72

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference)

3.2	Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

4.2	Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 99.1 to the Registration Statement on Form 8-A, filed June 16, 1999, as amended, and incorporated herein by reference)

4.2.1	Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank (filed as Exhibit 4.2.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

4.4	Credit Agreement, dated as of October 17, 2003, by and among Tredegar Corporation, as borrower, its domestic subsidiaries, as guarantors, and the lenders (Wachovia Bank National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., as documentation agent) (filed as Exhibit 4 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.2	Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.3	Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

10.4	Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.5 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.5	Tredegar 1989 Incentive Stock Option Plan (included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.6	Tredegar Bonus Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference)

*10.7	Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference)

*10.7.1	Amendment to the Tredegar 1992 Omnibus Incentive Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.8	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.13 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.8.1	Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.8.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

*10.9	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.14 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference)

*10.10	Tredegar Industries, Inc. Amended and Restated Incentive Plan (included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, and incorporated herein by reference)

*10.11	Consulting Agreement made as of April 1, 2000 between Tredegar and Richard W. Goodrum (filed as Exhibit 10 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

*10.12	Tredegar Industries, Inc. Directors’ Stock Plan (filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference)

21	Subsidiaries of Tredegar

23.1	Consent of Independent Accountants

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32	Section 906 Certifications of Principal Executive and Financial Officers

* The marked items are management contracts or compensatory plans, contracts or arrangements required to be filed as exhibits to this Form 10-K.