Form 10-Q
period 2004-03-31
TREDEGAR CORP
filed 2004-05-07
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________ Commission file number 1-10258

Tredegar Corporation
(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1497771
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia	23225
(Address of Principal Executive Offices)	(Zip Code)

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

        The number of shares of Common Stock, no par value, outstanding as of April 23, 2004: 38,416,700.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	March 31 2004	Dec. 31, 2003
Assets
Current assets:
Cash and cash equivalents	$69,401	$19,943
Receivable from securities brokers	1,142	—
Accounts and notes receivable, net	100,712	84,110
Income taxes recoverable	2,414	61,508
Inventories	48,569	49,572
Deferred income taxes	12,069	10,998
Prepaid expenses and other	4,852	5,015

Total current assets	239,159	231,146

Property, plant and equipment, at cost	589,264	580,087
Less accumulated depreciation	296,870	282,611

Net property, plant and equipment	292,394	297,476

Other assets and deferred charges	80,358	83,855
Goodwill and other intangibles	140,306	140,548

Total assets	$752,217	$753,025

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,873	$46,706
Accrued expenses	44,675	42,456
Current portion of long-term debt	10,000	8,750

Total current liabilities	108,548	97,912
Long-term debt	127,421	130,879
Deferred income taxes	61,570	66,276
Other noncurrent liabilities	9,307	10,559

Total liabilities	306,846	305,626

Shareholders’ equity:
Common stock, no par value	107,241	104,991
Common stock held in trust for savings
restoration plan	(1,212)	(1,212)
Unearned compensation on restricted stock grants	(1,732)	—
Unrealized gain on available-for-sale securities	—	2,770
Foreign currency translation adjustment	9,406	9,997
Unrealized gain on derivative financial instruments	367	444
Minimum pension liability	(880)	(880)
Retained earnings	332,181	331,289

Total shareholders’ equity	445,371	447,399

Total liabilities and shareholders’ equity	$752,217	$753,025

See accompanying notes to financial statements. 2

Tredegar Corporation Consolidated Statements of Income (In Thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31
	2004	2003
Revenues:
Sales	$195,919	$182,045
Other income (expense), net	6,106	723

	202,025	182,768

Costs and expenses:
Cost of goods sold	163,744	149,501
Freight	4,827	4,188
Selling, general and administrative	13,627	12,888
Research and development	4,317	5,303
Amortization of intangibles	67	67
Interest expense	923	2,103
Plant shutdowns, asset impairments and restructurings	10,783	85
Unusual items	—	1,067

	198,288	175,202

Income before income taxes	3,737	7,566
Income taxes	1,308	2,707

Income from continuing operations	2,429	4,859
Discontinued operations:
Loss from venture capital investment activities (including
an after-tax loss on the sale of the venture capital
investment portfolio of $49,216 in 2003)	—	(49,516)

Net income (loss)	$2,429	$(44,657)

Earnings (loss) per share:
Basic:
Continuing operations	$.06	$.13
Discontinued operations	—	(1.30)

Net income (loss)	$.06	$(1.17)

Diluted:
Continuing operations	$.06	$.12
Discontinued operations	—	(1.28)

Net income (loss)	$.06	$(1.16)

Shares used to compute earnings (loss) per share:
Basic	38,229	38,179
Diluted	38,435	38,578

Dividends per share	$.04	$.04

See accompanying notes to financial statements. 3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Three Months Ended March 31
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,429	$(44,657)
Adjustments for noncash items:
Depreciation	8,202	7,824
Amortization of intangibles	67	67
Deferred income taxes	(3,860)	33,048
Accrued pension income and postretirement benefits	(980)	(1,098)
Loss on venture capital investments	—	70,256
Gain on sale of corporate assets	(6,134)	—
Loss on asset impairments and divestitures	7,796	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(16,860)	7,401
Inventories	859	846
Income taxes recoverable	59,084	(48,043)
Prepaid expenses and other	170	(515)
Accounts payable	7,371	4,448
Accrued expenses and income taxes payable	2,134	1,196
Other, net	(1,331)	969

Net cash provided by operating activities	58,947	31,742

Cash flows from investing activities:
Capital expenditures	(11,491)	(11,929)
Venture capital investments	—	(2,807)
Proceeds from the sale of venture capital investments	—	21,504
Proceeds from the sale of corporate assets and property disposals	6,040	—
Other, net	(734)	(747)

Net cash (used in) provided by investing activities	(6,185)	6,021

Cash flows from financing activities:
Dividends paid	(1,537)	(1,526)
Net decrease in borrowings	(2,208)	(12,645)
Repurchases of Tredegar common stock	—	(1,939)
Proceeds from exercise of stock options	441	81

Net cash used in financing activities	(3,304)	(16,029)

Increase (decrease) in cash and cash equivalents	49,458	21,734
Cash and cash equivalents at beginning of period	19,943	109,928

Cash and cash equivalents at end of period	$69,401	$131,662

See accompanying notes to financial statements. 4

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2004, the consolidated results of operations for the three months ended March 31, 2004 and 2003, and the consolidated cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Losses associated with plant shutdowns, asset impairments and restructurings in the first quarter of 2004 include:

•	A pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for 110 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of $2.3 million over the next ten months);

•	A pretax charge of $666,000 related to accelerated depreciation in Film Products; and

•	A pretax charge of $537,000 related to severance and other employee-related costs associated with the planned shutdown of the film manufacturing facility in New Bern, North Carolina (these costs relate to 65 people and are being recognized over their remaining service period).

Plant shutdowns, asset impairments and restructurings in the first quarter of 2003 include pretax charges of $85,000 for additional costs incurred related to previously announced plant shutdowns in Film Products. A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the period ended March 31, 2004 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation	Other	Total

Balance, December 31, 2003	$2,106	$—	$—	$3,086	$5,192
Charges in first quarter of 2004:
Charges	2,969	7,130	666	18	10,783
Cash spent	(1,155)	—	—	(343)	(1,498)
Charged against assets	—	(7,130)	(666)	—	(7,796)
Reversed to income	—	—	—	(30)	(30)

Balance, March 31, 2004	$3,920	$—	$—	$2,731	$6,651

The gain on the sale of corporate assets in the first quarter of 2004 relates to the sale of public equity securities. There were no public equity securities held at March 31, 2004. The gain is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table in Note 8.

Unusual items in the first quarter of 2003 include a pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items during the first quarter of 2004.

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

Net proceeds from the sales totaled $21.5 million. Additional proceeds of approximately $55 million were received in the first quarter of 2004 in the form of income tax recoveries related to the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments. We used $50 million to repay revolving credit debt in April 2004.

The operating results from venture capital investment activities have been reported as discontinued operations. Cash flows from venture capital investment activities have not been separately disclosed in the accompanying consolidated statements of cash flows. The loss from venture capital investment activities in 2003 of $70.9 million ($49.5 million after taxes) includes a loss on the sale of $70.3 million ($49.2 million after taxes).

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended March 31
(In Thousands)	2004	2003

Net income (loss)	$2,429	$(44,657)
Other comprehensive income (loss):
Available-for-sale securities adjustment, net
of reclassification adjustment	(2,770)	(586)
Foreign currency translation adjustment	(591)	3,051
Derivative financial instrument adjustment	(77)	395
Minimum pension liability adjustment	—	—

Comprehensive income (loss)	$(1,009)	$(41,797)

4.	The components of inventories are as follows:

(In Thousands)	March 31 2004	Dec. 31, 2003

Finished goods	$9,043	$9,190
Work-in-process	3,420	3,294
Raw materials	24,076	25,730
Stores, supplies and other	12,030	11,358

Total	$48,569	$49,572

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31
(In Thousands)	2004	2003

Weighted average shares outstanding used
to compute basic earnings per share	38,229	38,179
Incremental shares issuable upon the
assumed exercise of stock options	206	399

Shares used to compute diluted earnings per share	38,435	38,578

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. During 2004 and 2003, options to purchase 2,262,705 and 2,447,225 shares, respectively, were excluded from the calculation of incremental shares issuable upon the assumed exercise of stock options due to their anti-dilutive effect on earnings per share for the period.

6.	We account for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for stock option grants been determined based on the fair value of the options at the grant dates consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31
(In Thousands, except per share data)	2004	2003

Income from continuing operations:
As reported	$2,429	$4,859
Stock option-based compensation cost, net
of tax, based on the fair value method	(994)	(545)

Pro forma income from continuing operations	$1,435	$4,314

Basic earnings per share from continuing operations:
As reported	.06	.13
Pro forma	.04	.11
Diluted earnings per share from continuing operations:
As reported	.06	.12
Pro forma	.04	.11

Options to purchase Tredegar and Therics stock were granted during the first quarter of 2004. Options to purchase Therics stock were granted only to Therics employees and these employees did not participate in grants of Tredegar stock options. No stock options were granted during the first quarter of 2003. A summary of the 2004 stock option grants and estimated fair values determined using the Black-Scholes options-pricing model is provided below:

(In Thousands Except Per-Share Amounts)

Assumptions Used in Determining Pro Forma Compensation Expense for Tredegar Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:
Dividend yield	1.15%
Volatility percentage	45%
Weighted average risk-free interest rate	3.1%
Holding period (years):
Management	5.0
Other employees	3.0
Weighted average market price per share of underlying stock at date of grant (a):
Management	$13.95
Other employees	$13.95
Weighted average estimated fair value of options per share at date of grant:
Management	$5.53
Other employees	$4.32
Other assumptions:
Vesting period (years)	2.0
Tredegar stock options granted in 1st quarter 2004	331
Aggregate estimated fair value of options at date of grant	$1,635
Tredegar common stock issued and outstanding at 3/31/04	38,417
Tredegar stock options outstanding at 3/31/04:
At an exercise price of ‹ $20 per share	1,872
At an exercise price of ›= $20 per share	1,060

Total	2,932

Assumptions Used in Determining Pro Forma Compensation Expense for Therics Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:
Dividend yield	0.0%
Volatility percentage (b)	95%
Weighted average risk-free interest rate	4.0%
Holding period (years)	7.0
Weighted average estimated fair value per share of underlying stock at date of grant (a)	$.090
Weighted average estimated fair value of options per share at date of grant	$.074
Other assumptions:
Vesting period (years)	0.4 - 4
Therics stock options granted in 1st qtr. 2004	30,809
Aggregate estimated fair value of options at date of grant	$2,271
Therics voting stock issued and outstanding at 3/31/04 (all held by Tredegar)	202,830
Therics stock options outstanding at 3/31/04 (all held by Therics employees)	38,497

(a) Market price or estimated fair value of underlying stock equaled the stock option exercise price at date of grant

(b) Volatility estimated for Therics based on Orthovita, Inc. (NASDAQ: VITA), a comparable company.

During the first quarter of 2004, we also granted 125,000 shares of restricted Tredegar common stock to senior management. The price on the date of grant was $13.95 per share, and compensation expense of $1.7 million ($1.1 million after taxes) is being amortized over the vesting period of five years, subject to accelerated vesting based on meeting certain financial targets.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended March 31		Other Post-Retirement Benefits for 3 Months Ended March 31
(In Thousands)	2004	2003	2004	2003

Service cost	$(1,187)	$(1,385)	$(28)	$(25)
Interest cost	(2,756)	(2,787)	(139)	(149)
Employee contributions	56	83	—	—
Other	(16)	(25)	—	—
Expected return on plan assets	5,142	5,395	—	—
Amortization of prior service costs, gains or
losses and net transition asset	(104)	(20)	12	11

Net periodic benefit income (cost)	$1,135	$1,261	$(155)	$(163)

We expect our required contributions to be less than $500,000 in 2004. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. We are evaluating how and when any federal subsidies would apply. Our postretirement benefit obligation and related net periodic benefit cost do not reflect the possible effects of the Act on our benefit programs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when published, could require us to change previously reported information.

8.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended March 31
	2004	2003
Net Sales
Film Products	$95,886	$93,384
Aluminum Extrusions	95,195	84,473
Therics	11	—

Total net sales	191,092	177,857
Add back freight	4,827	4,188

Sales as shown in the Consolidated Statements of Income	$195,919	$182,045

Operating Profit
Film Products:
Ongoing operations	$10,024	$13,928
Plant shutdowns, asset impairments and restructurings	(1,203)	(85)
Aluminum Extrusions:
Ongoing operations	3,683	1,211
Plant shutdowns, asset impairments and restructurings	(9,580)	—

Therics:
Ongoing operations	(2,491)	(3,297)
Unusual items	—	(1,067)

Total	433	10,690
Interest income	74	424
Interest expense	923	2,103
Gain on the sale of corporate assets	6,134	—
Corporate expenses, net	1,981	1,445

Income before income taxes	3,737	7,566
Income taxes	1,308	2,707

Income from continuing operations	2,429	4,859
Income (loss) from discontinued operations	—	(49,516)

Net income (loss)	$2,429	$(44,657)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

        Income from continuing operations was $2.4 million (6 cents per diluted share) in the first quarter of 2004 compared with $4.9 million (12 cents per diluted share) in 2003. Gains on the sale of corporate assets, losses related to unusual items, plant shutdowns, assets impairments and restructurings and discontinued operations are described in Note 2 on page 5. The business segment review begins on page 13.

        Ongoing results from our manufacturing operations were mixed, with our films business continuing to generate quarterly operating profit in the $10 million range while aluminum operating profits improved. We remain optimistic about our growth opportunities, but do not expect meaningful increases over current profit levels in films (sustainable higher profit levels compared with the recent $10 million per quarter range) until late 2004 or early 2005. In aluminum, we are somewhat encouraged by first-quarter results as we continue to address overcapacity and pricing pressures.

        Our efforts to transform Therics from a research organization into a sales and profit-driven business continue. We recently completed the initial launch of our bone void filler product line, and hope to see growing acceptance of our products during the year. Quarterly operating losses at Therics are expected to continue at about the first-quarter level until meaningful sales are achieved.

        During the first quarter of 2004, we received tax refunds of approximately $55 million related to the sale of our venture capital investments (see Note 2 on page 5) and used $50 million to repay revolving credit debt in April 2004.Pro forma net capitalization for this repayment and other credit measures are provided in the liquidity and capital resources section beginning on page 15.

Critical Accounting Policies

        In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2003, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, pension benefits and deferred tax assets. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of these policies since our 2003 fiscal year-end.

Results of Operations

First Quarter 2004 Compared with First Quarter 2003

        Overall, sales in the first quarter of 2004 increased 7.6% compared with 2003. Net sales (sales less freight) increased in Film Products due primarily to higher raw material-driven selling prices. Volume declined by 5.8%. In Aluminum Extrusions, net sales increased mainly as a result of higher volume (up 7.4%). For more information on net sales and volume, see the business segment review beginning on page 13.

        Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 14.0% in 2004 from 15.6% in 2003. At Film Products, an overall lower gross profit margin was driven primarily by the loss of certain domestic backsheet business (lower overall contribution to cover fixed costs), higher raw material prices and higher manufacturing costs on new products and slower than expected new product sales. At Aluminum Extrusions, the gross profit margin increased primarily due to higher volume.

        As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased slightly to 7.0% compared with 7.1% in 2003.

        Research and development (“R&D”) expenses declined to $4.3 million in the first quarter of 2004 from $5.3 million in 2003. R&D spending at Therics declined to $2.4 million in 2004 from $3.2 million in 2003 due to cost reduction efforts. R&D spending at Film Products was $1.9 million in 2004, down $178,000 from last year.

        Losses associated with plant shutdowns, asset impairments and restructurings in the first quarter of 2004 include:

•	A pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for 110 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of $2.3 million over the next ten months);

•	A pretax charge of $666,000 related to accelerated depreciation in Film Products; and

•	A pretax charge of $537,000 related to severance and other employee-related costs associated with the planned shutdown of the film manufacturing facility in New Bern, North Carolina (these costs relate to 65 people and are being recognized over their remaining service period).

        Plant shutdowns, asset impairments and restructurings in the first quarter of 2003 include pretax charges of $85,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

        The gain on the sale of corporate assets in the first quarter of 2004 relates to the sale of public equity securities. There were no public equity securities held at March 31, 2004. The gain is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table.

        Unusual items in the first quarter of 2003 include a pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items during the first quarter of 2004.

        For more information on costs and expenses, see the business segment review beginning on page 13. See Note 2 on page 5 for information on discontinued operations.

        Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $74,000 in 2004 and $424,000 in 2003. Interest income was down primarily due to lower average cash and cash equivalents balances (excess cash was used to repay debt in conjunction with our debt refinancing in October 2003) and lower yields earned due to lower interest rates. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

        Interest expense declined to $923,000 in the first quarter of 2004 compared with $2.1 million in 2003. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31
(In Millions)	2004	2003

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$138.1	$164.3
Average interest rate	2.4%	2.2%
Floating-rate debt fixed via interest rate swaps in the
second quarter of 2001 and maturing in the second
quarter of 2003:
Average outstanding debt balance	$—	$75.0
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.3	$9.3
Average interest rate	5.5%	7.2%

Total debt:
Average outstanding debt balance	$143.4	$248.6
Average interest rate	2.5%	3.2%

        The effective tax rate from continuing operations was 35% in the first quarter of 2004, down from 35.8% in 2003. The decline is primarily due to a higher proportion of income from foreign operations and favorable differences between foreign and U.S. effective tax rates.

Business Segment Review

        The following tables present Tredegar’s net sales and operating profit by segment for the first quarters ended March 31, 2004 and 2003:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31
	2004	2003
Net Sales
Film Products	$95,886	$93,384
Aluminum Extrusions	95,195	84,473
Therics	11	—

Total net sales	191,092	177,857
Add back freight	4,827	4,188

Sales as shown in the Consolidated Statements of Income	$195,919	$182,045

Operating Profit
Film Products:
Ongoing operations	$10,024	$13,928
Plant shutdowns, asset impairments and restructurings	(1,203)	(85)

Aluminum Extrusions:
Ongoing operations	3,683	1,211
Plant shutdowns, asset impairments and restructurings	(9,580)	—

Therics:
Ongoing operations	(2,491)	(3,297)
Unusual items	—	(1,067)

Total	433	10,690
Interest income	74	424
Interest expense	923	2,103
Gain on the sale of corporate assets	6,134	—
Corporate expenses, net	1,981	1,445

Income before income taxes	3,737	7,566
Income taxes	1,308	2,707

Income from continuing operations	2,429	4,859
Income (loss) from discontinued operations	—	(49,516)

Net income (loss)	$2,429	$(44,657)

13

        Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

        First-quarter net sales in Film Products were $95.9 million, up 2.7% from $93.4 million in 2003. Operating profit from ongoing operations was $10.0 million versus $13.9 million last year. Volume for the quarter was 69.1 million pounds, down 5.8% from 73.3 million pounds in 2003. The increase in sales was primarily due to higher raw material-driven selling prices.

        Last year’s results include sales of certain domestic backsheet to P&G that were discontinued at the end of the first quarter of 2003.

        Net sales, operating profit from ongoing operations and volume in the fourth quarter of 2003 were $91.5 million, $10.8 million and 67.7 million pounds, respectively.

        Profits in Film Products continue to be affected by costs related to new products and slower than expected new product sales. In recent years, we have invested aggressively in developing and commercializing new elastic, apertured and specialty films. We have successfully introduced a variety of new elastic diaper laminates and feminine hygiene topsheet products to several global customers, and sales of new specialty packaging and protective films are growing. These activities are not expected to drive meaningful profit growth (sustainable higher profit levels compared with the recent $10 million per quarter range) until late 2004 or early 2005.

        Capital expenditures in Film Products were $10 million in the first quarter. We expect to spend at least $40 million in 2004 compared to $57 million in 2003. About $50 million of the $97 million in capital being spent in 2003 and 2004 relates to strategic projects that support new product and global expansion efforts. If successful, these strategic projects are expected to generate incremental sales of approximately $65 million per year. Roughly $20 million of the $50 million in strategic capital is for customer-specific projects that include take-or-pay type arrangements.

        More than half of the remaining $47 million is being used for cost reduction projects or for partial spending on projects that we expect will generate revenues. The balance is used in support and continuity investments, and some of the support capital is also expected to generate cost savings. More information on capital expenditures is provided in the liquidity and capital resources section beginning on page 15.

        We continue to pursue opportunities in Film Products to restructure operations to improve performance, including the scheduled closing of the plant in New Bern, North Carolina in the third quarter of this year. Also, our business in San Juan, Argentina, is for sale (carrying value of net assets of approximately $3.5 million).

        First-quarter net sales in Aluminum Extrusions were $95.2 million, up 12.7% from $84.5 million in 2003 while volume was up 7.4% to 58.0 million pounds from 54.0 million pounds in 2003. Operating profit from ongoing operations increased to $3.7 million, up from $1.2 million in 2003 primarily due to the increase in volume.

        Our aluminum business continues to be challenged by excess capacity and competitive pressures. In April 2004, we announced the consolidation of some of our Canadian operations, including closing the plant in Aurora, Ontario. We plan to move the Aurora plant’s largest press to the plant in Pickering, Ontario, and invest $8 million to upgrade the press and enlarge the facility. This consolidation is expected to reduce annual operating costs by approximately $2 million.

        The Aurora plant employs 110 people and is scheduled to close by January 31, 2005. In the first quarter of 2004, we recognized charges relating to the shutdown of $9.6 million ($6.2 million after taxes or 16 cents per share), including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million. We anticipate recognizing additional shutdown-related costs of $2.3 million over the next ten months.

        First-quarter capital expenditures in Aluminum Extrusions were $2 million and are expected to be approximately $15 million for the year. Capital expenditures related to ongoing support and continuity is about $10 million annually, or approximately the same level as depreciation ($10.9 million in 2003).

        The first-quarter operating loss from ongoing operations at Therics was $2.5 million compared to a loss of $3.3 million in 2003. We recently completed the initial launch of our bone void filler product line, and hope to see growing acceptance of our products during the year. Quarterly operating losses at Therics are expected to continue at about the first-quarter level until meaningful sales are achieved.

Liquidity and Capital Resources

        Tredegar’s total assets decreased slightly to $752.2 million at March 31, 2004, from $753 million at December 31, 2003. In the first quarter of 2004, we received tax refunds of about $55 million related to the sale of the venture capital portfolio (see Note 2 on page 5). Accordingly, our cash and cash equivalents balance at the end of the quarter was $69.4 million compared to $19.9 million at December 31, 2003. We used $50 million to repay revolver debt in April 2004. Other significant changes in balance sheet items since December 31, 2003, are summarized below:

•	Accounts receivable increased by $16.6 million due primarily to seasonal year-end lows in Aluminum Extrusions and higher sales (sales for the first quarter were up $14 million compared to the fourth quarter of 2003);

•	Income taxes recoverable declined by $59.1 million due primarily to the receipt of the income tax refund related to the sale of the venture capital portfolio;

•	Net property, plant and equipment declined by $5.1 million due primarily to the $7.1 million asset impairment recognized on the planned shutdown of the Aluminum Extrusions plant in Aurora, Ontario;

•	Accounts payable increased $7.2 million due to the timing of payments and higher raw material costs (resin and aluminum prices are up since the fourth quarter); and

•	Deferred income tax liabilities decreased by $4.7 million due primarily to deferred tax assets recognized on asset impairment charges ($2.7 million).

        Cash provided by operating activities was $58.9 million in the first quarter of 2004 compared with $31.7 million in 2003. The increase is due primarily to the income tax refund, partially offset by higher working capital in the first quarter of 2004 compared with 2003 due to higher sales.

        Cash used in investing activities was $6.2 million in the first quarter of 2004 compared with cash provided by investing activities of $6.0 million in 2003. The change is primarily attributable to proceeds from the sale of corporate assets and property disposals of $6.0 million in the first quarter of 2004 compared with proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003.

        Capital expenditures in the first quarter of 2004 reflect the normal replacement of machinery and equipment and:

•	Expansion of production capacity for apertured topsheet films (used in feminine hygiene pads) at our plant in Kerkrade, The Netherlands;

15

•	Expansion of production capacity for elastic films (used as components in personal care products) at our plant in Lake Zurich, Illinois;

•	Upgrade of production capacity for photopolymer films (used to protect circuit boards during the manufacturing process) at our plant in Lake Zurich, Illinois;

•	Implementation of a new information system in Film Products;

•	Construction of a new films plant in Guangzhou, China; and

•	Expansion of capacity at our films plant in Shanghai, China.

        Capital expenditures for all of 2004 are expected to be at least $40 million in Film Products and about $15 million in Aluminum Extrusions. See the business segment review beginning on page 13 for more information.

        Net capitalization at March 31, 2004 and pro forma for the $50 million debt repayment in April is as follows:

Historical and Pro Forma Net Capitalization as of March 31, 2004 (In Thousands)

	As Reported	Debt Paydown With Tax Refund in April 2004	Pro Forma

Net capitalization:
Cash and cash equivalents	$69,401	$(50,000)	$19,401

Debt:
Credit Agreement:
Revolver	61,000	(50,000)	11,000
Term loan	71,250	—	71,250
Other debt	5,171	—	5,171

Total debt	137,421	(50,000)	87,421

Debt net of cash and cash equivalents	68,020	—	68,020
Shareholders’ equity	445,371	—	445,371

Net capitalization	$513,391	$—	$513,391

Indebtedness as defined in Credit Agreement:
Total debt	$137,421	$(50,000)	$87,421
Face value of letters of credit	7,122	—	7,122

Indebtedness	$144,543	$(50,000)	$94,543

        Under the Credit Agreement, revolving credit borrowings are permitted up to $125 million, and $114 million was unused following the $50 million repayment in April 2004. The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to-Adjusted	Credit Spread Over LIBOR		Commitment
EBITDA Ratio	Revolver	Term Loan	Fee

› 2x but ‹= 3x	150.0	150.0	30.0
› 1x but ‹= 2x	125.0	125.0	25.0
‹= 1x	100.0	100.0	20.0

16

        At March 31, 2004, the interest cost on debt under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

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
As of March 31, 2004 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement for the twelve months ended March 31, 2004:
Net income	$20,735
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	9,318
Interest expense	5,605
Depreciation and amortization expense for continuing operations	33,000
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before
maximum adjustment of $11,554)	20,570
Minus:
After-tax income related to discontinued operations	(3,838)
Total income tax benefits for continuing operations	—
Interest income	(833)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before
maximum adjustment of $12,674)	(10,000)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	236

Adjusted EBITDA as defined in Credit Agreement	74,793
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(33,071)

Adjusted EBIT as defined in Credit Agreement	$41,722

Computations of leverage and interest coverage ratios as defined in
Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.93x
Interest coverage ratio (adjusted EBIT-to-interest expense)	7.44x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid
by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by
50% of net income generated after September 30, 2003)	330,872
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

17

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

Quantitative and Qualitative Disclosures About Market Risk

        Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 15 regarding Credit Agreement and interest rate exposures.

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

        In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. During the first quarter of 2004, we had forward contracts with natural gas suppliers covering approximately 65% of our needs with an average fixed price of $5.38 per mmBtu. We had no forward contracts outstanding at March 31, 2004. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions. Lower natural gas prices had a favorable impact on ongoing operating profit of about $200,000 in the first quarter of 2004 compared with 2003.

        We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first quarters of 2004 and 2003 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Three Months Ended March 31
	2004		2003
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	4%	17%	4%	16%
Europe	3	12	3	11
Latin America	2	3	3	2
Asia	3	3	3	2

Total	12%	35%	13%	31%

*	Based on consolidated net sales from manufacturing operations (excludes Therics and discontinued operations).

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

        The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar during the first quarter of 2004 (up on average by 14.6% in the first quarter of 2004 compared with 2003 and 12.1% when comparing March 31, 2004 and 2003 exchange rates) had an adverse impact on the operating profit in Aluminum Extrusions of about $1 million compared with 2003. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar in the first quarter of 2004 (up on average by 16.4% and 9.3%, respectively, in the first quarter of 2004 compared with 2003 and 12.8% and 12.6%, respectively, when comparing March 31, 2004 and 2003 exchange rates) had a positive impact on the operating profit in Film Products of about $400,000 compared with 2003. However, a portion of this gain was offset by foreign exchange losses associated with our operations in Hungary that resulted primarily from the re-measurement of certain Euro balances into Hungarian Forints (the functional currency for this operation).

        We are continuing to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada.

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

•	Our ability to develop and commercialize products will depend on market acceptance of those products. We are dependent upon the willingness of the medical community to learn about and try our products and then switch from currently used products to our products. In the event the community is reluctant or unwilling to utilize our products, our ability to generate profits will be significantly impaired. Commercial success is also dependent upon third party payor acceptance of our products.

•	Our ability to develop and commercialize certain products is dependent upon sufficient sources of supply for various raw materials. We may not be successful in procuring the types and quantities of raw materials necessary to commercialize certain orthobiologic products, which would significantly impair our ability to become profitable.

•	Future sales and profits are dependent upon obtaining and maintaining all necessary regulatory approvals. We have received clearances from the FDA for certain products as medical devices, which approvals must be maintained in order to commercialize these products. Similar FDA approval will need to be obtained for any new products in order to market those products. In addition, depending upon where we intend to engage in marketing activities, we may need to obtain the necessary approvals from the regulatory agencies of the applicable jurisdictions. Failure to obtain and maintain the necessary regulatory approvals would significantly impair our ability to market our products and thus our ability to generate profits. Likewise, the marketing of our products and our profit generating capability would be impaired in the event approval of one or more of our products is limited or restricted by the FDA, either in conjunction with or subsequent to approval.

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel (or the inability to recruit key personnel) could have a material adverse effect on Therics’ business and results of operations, and could inhibit product research and development, commercialization and sales and marketing efforts. Failure to retain and recruit executive management in key areas, including sales and marketing and product research and development, could prevent us from achieving our business objectives.

•	We are dependent upon certain license rights, patents and other proprietary rights. Future success is dependent in part on our ability to maintain and enforce license, patent and other proprietary rights. Complex legal and technical issues define the strength and value of our intellectual property portfolio. While we own or license certain patents, the issuance of a patent does not establish conclusively either validity or enforceability.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

•	Our business exposes us to potential product liability claims. The testing, manufacturing, marketing and sale of our products subject us to product liability risk, an inherent risk for our industry. A successful product liability action against us may have a material adverse effect on our business. Moreover, present insurance coverage may not be adequate to cover potential future product liability claims.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 18.

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

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 21, 2004, we furnished a Form 8-K with respect to our fourth quarter 2003 earnings press release dated January 21, 2004. On April 21, 2004, we furnished a Form 8-K with respect to our first quarter 2004 earnings press release dated April 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	Tredegar Corporation (Registrant) /s/ D. Andrew Edwards —————————————— D. Andrew Edwards Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

27