Form 10-Q
period 2004-06-30
TREDEGAR CORP
filed 2004-08-04
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

          The number of shares of Common Stock, no par value, outstanding as of July 23, 2004: 38,420,200.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2004	Dec. 31, 2003

Assets
Current assets:
Cash and cash equivalents	$19,168	$19,943
Accounts and notes receivable, net	112,800	84,110
Income taxes recoverable	2,863	61,508
Inventories	48,860	49,572
Deferred income taxes	12,437	10,998
Prepaid expenses and other	5,532	5,015

Total current assets	201,660	231,146

Property, plant and equipment, at cost	594,439	580,087
Less accumulated depreciation	300,979	282,611

Net property, plant and equipment	293,460	297,476

Other assets and deferred charges	81,447	83,855
Goodwill and other intangibles	139,837	140,548

Total assets	$716,404	$753,025

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,848	$46,706
Accrued expenses	46,124	42,456
Current portion of long-term debt	11,250	8,750

Total current liabilities	117,222	97,912
Long-term debt	77,530	130,879
Deferred income taxes	62,782	66,276
Other noncurrent liabilities	10,713	10,559

Total liabilities	268,247	305,626

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	107,498	104,991
Common stock held in trust for savings restoration plan	(1,212)	(1,212)
Unearned compensation on restricted stock grants	(1,644)	—
Unrealized gain on available-for-sale securities	—	2,770
Foreign currency translation adjustment	8,155	9,997
Unrealized gain on derivative financial instruments	411	444
Minimum pension liability	(880)	(880)
Retained earnings	335,829	331,289

Total shareholders’ equity	448,157	447,399

Total liabilities and shareholders’ equity	$716,404	$753,025

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Revenues:
Sales	$216,053	$181,574	$411,972	$363,619
Other income (expense), net	352	428	6,458	1,151

	216,405	182,002	418,430	364,770

Costs and expenses:
Cost of goods sold	177,483	149,836	341,227	299,337
Freight	5,468	4,532	10,295	8,720
Selling, general and administrative	14,805	12,313	28,432	25,201
Research and development	3,818	5,076	8,135	10,379
Amortization of intangibles	67	67	134	134
Interest expense	598	1,683	1,521	3,786
Plant shutdowns, asset impairments and restructurings	6,004	5,882	16,787	5,967
Unusual items	—	—	—	1,067

	208,243	179,389	406,531	354,591

Income before income taxes	8,162	2,613	11,899	10,179
Income taxes	2,983	932	4,291	3,639

Income from continuing operations	5,179	1,681	7,608	6,540
Discontinued operations:
Loss from venture capital investment activities (including an after-tax loss on the sale of the venture capital investment portfolio of $49,216)	—	—	—	(49,516)
After-tax gain on the sale of intellectual property of Molecumetics	—	891	—	891

Income (loss) from discontinued operations	—	891	—	(48,625)

Net income (loss)	$5,179	$2,572	$7,608	$(42,085)

Earnings (loss) per share:
Basic:
Continuing operations	$.14	$.04	$.20	$.17
Discontinued operations	—	.02	—	(1.28)

Net income (loss)	$.14	$.06	$.20	$(1.11)

Diluted:
Continuing operations	$.14	$.04	$.20	$.17
Discontinued operations	—	.02	—	(1.26)

Net income (loss)	$.14	$.06	$.20	$(1.09)

Shares used to compute earnings (loss) per share:
Basic	38,235	38,047	38,232	38,113
Diluted	38,427	38,418	38,431	38,498

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2004	2003

Cash flows from operating activities:
Net income (loss)	$7,608	$(42,085)
Adjustments for noncash items:
Depreciation	16,162	15,669
Amortization of intangibles	134	134
Deferred income taxes	(2,365)	33,365
Accrued pension income and postretirement benefits	(2,042)	(2,204)
Loss on venture capital investments	—	70,256
Gain on sale of corporate assets	(6,547)	—
Loss on asset impairments and divestitures	12,476	2,023
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(29,774)	6,352
Inventories	72	(175)
Income taxes recoverable	58,633	(47,148)
Prepaid expenses and other	(622)	25
Accounts payable	13,824	6,129
Accrued expenses and income taxes payable	3,018	4,388
Other, net	(1,506)	704

Net cash provided by operating activities	69,071	47,433

Cash flows from investing activities:
Capital expenditures	(24,737)	(26,083)
Venture capital investments	—	(2,807)
Proceeds from the sale of venture capital investments	—	21,504
Proceeds from the sale of corporate assets and property disposals	7,829	—
Other, net	521	(116)

Net cash used in investing activities	(16,387)	(7,502)

Cash flows from financing activities:
Dividends paid	(3,068)	(3,050)
Debt principal payments	(60,849)	(29,188)
Borrowings	10,000	—
Repurchases of Tredegar common stock	—	(5,170)
Proceeds from exercise of stock options	458	623

Net cash used in financing activities	(53,459)	(36,785)

Increase (decrease) in cash and cash equivalents	(775)	3,146
Cash and cash equivalents at beginning of period	19,943	109,928

Cash and cash equivalents at end of period	$19,168	$113,074

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2004, the consolidated results of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated cash flows for the six months ended June 30, 2004 and 2003.  All such adjustments are deemed to be of a normal, recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	Losses associated with plant shutdowns, asset impairments and restructurings in 2004 include:

	•	A second-quarter pretax charge of $2.7 million for a write-down to expected net realizable value of the films business in Argentina held for sale (see table below for the net assets of this business);

	•	A second-quarter pretax charge of $994,000 and a first-quarter pretax charge of $666,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

	•	A second-quarter pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

	•	Second-quarter pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•

A second-quarter pretax charge of $300,000 and a first-quarter pretax charge of $537,000 related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina (these costs relate to 65 people and are being recognized over their remaining service period and we anticipate recognizing additional shutdown-related costs of approximately $2 million during the second half of 2004);

	•	A second-quarter pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa;

	•	A second-quarter pretax charge of $145,000 related to severance at Therics; and

•

A first-quarter pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for 110 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of $2.3 million over the next 7 months).

The net assets of the films business in Argentina held for sale included in Tredegar’s consolidated balance sheet at June 30, 2004, are as follows:

Net Assets of the Films Business in Argentina Held for Sale Included in Tredegar’s Consolidated Balance Sheet at June 30, 2004 (In Thousands)

Cash	$513
Accounts and notes receivable, net	1,415
Inventories	570
Prepaid expenses and other	547
Net property, plant and equipment	178

Total assets	3,223

Accounts payable	1,053
Accrued expenses	1,312
Noncurrent deferred income tax assets	(1,299)

Total liabilities	1,066

Net assets	$2,157

Losses associated with plant shutdowns, asset impairments and restructurings in 2003 include:

•

Second-quarter pretax charges for severance costs in connection with restructurings in Film Products ($1.6 million), Therics ($1.2 million) and at corporate headquarters ($1.2 million; included in “Corporate expenses, net” in the operating profit by segment table in Note 8);

•	A second-quarter pretax charge of $956,000 for asset impairments in Film Products;

•	A second-quarter pretax charge of $388,000 related to an early retirement program for 10 people in Aluminum Extrusions;

•	A second-quarter pretax charge of $549,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey; and

•	A second-quarter pretax charge of $53,000 and a first-quarter pretax charge of $85,000 for additional costs incurred related to previously announced plant shutdowns in Film Products.

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the period ended June 30, 2004 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Deprec.*	Other	Total

Balance, December 31, 2003	$2,106	$—	$—	$3,086	$5,192
Changes during 2004:
Charges	3,379	10,816	1,660	932	16,787
Cash spent	(1,574)	—	—	(624)	(2,198)
Charged against assets	—	(10,816)	(1,660)	—	(12,476)
Reversed to income	—	—	—	(30)	(30)

Balance, June 30, 2004	$3,911	$—	$—	$3,364	$7,275

* Represents depreciation accelerated due to plant shutdowns and restructurings based on a remaining useful life of less than one year.

Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of land of $413,000 and a first-quarter pretax gain on the sale of public equity securities of $6.1 million.  These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 8.  There were no public equity securities held at June 30, 2004.  There were no gains on the sale of corporate assets in the first half of 2003.

          Unusual items in 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts.  There were no unusual items in the first half of 2004.

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

          The operating results from venture capital investment activities have been reported as discontinued operations.  Cash flows from venture capital investment activities have not been separately disclosed in the accompanying consolidated statements of cash flows.  The loss from venture capital investment activities in 2003 of $70.9 million ($49.5 million after taxes) includes a loss on the sale of $70.3 million ($49.2 million after taxes).  Discontinued operations for 2003 also include a gain of $1.4 million ($891,000 after taxes) on the sale of intellectual property of Molecumetics.  Operations were ceased at Molecumetics on July 2, 2002.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2004	2003	2004	2003

Net income (loss)	$5,179	$2,572	$7,608	$(42,085)
Other comprehensive income (loss), net of tax of approximately 35%:
Available-for-sale securities adjustment:
Unrealized net holding gains arising during the period	—	1,069	1,217	483
Reclassification adjustment for net gains realized in income	—	—	(3,987)	—

Available-for-sale securities adjustment	—	1,069	(2,770)	483

Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	(2,391)	6,102	(2,982)	9,153
Reclassification adjustment of foreign currency translation loss included in income (relates to films business in Argentina held for sale - see Note 2)	1,140	—	1,140	—

Foreign currency translation adjustment	(1,251)	6,102	(1,842)	9,153

Derivative financial instrument adjustment	44	588	(33)	984
Minimum pension liability adjustment	—	—	—	—

Comprehensive income (loss)	$3,972	$10,331	$2,963	$(31,465)

4.	The components of inventories are as follows:

(In Thousands)	June 30, 2004	Dec. 31, 2003

Finished goods	$8,462	$9,190
Work-in-process	4,022	3,294
Raw materials	24,390	25,730
Stores, supplies and other	11,986	11,358

Total	$48,860	$49,572

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2004	2003	2004	2003

Weighted average shares outstanding used to compute basic earnings per share	38,235	38,047	38,232	38,113
Incremental shares attributable to stock options and restricted stock	192	371	199	385

Shares used to compute diluted earnings per share	38,427	38,418	38,431	38,498

         Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period.  During the second quarter of 2004 and 2003 and the first six months of 2004 and 2003, 2,401,999, 2,447,225, 2,361,397 and 2,390,801, respectively, of average out-of-the-money options to purchase shares and unamortized shares of restricted stock were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands, except per share data)	2004	2003	2004	2003

Income from continuing operations:
As reported	$5,179	$1,681	$7,608	$6,540
Stock option-based compensation cost, net of tax, based on the fair value method	(597)	(545)	(1,591)	(1,090)

Pro forma income from continuing operations	$4,582	$1,136	$6,017	$5,450

Basic earnings per share from continuing operations:
As reported	.14	.04	.20	.17
Pro forma	.12	.03	.16	.14
Diluted earnings per share from continuing operations:
As reported	.14	.04	.20	.17
Pro forma	.12	.03	.16	.14

Options to purchase Tredegar and Therics stock were granted during the first and second quarters of 2004.  Options to purchase Therics stock were granted only to Therics employees and these employees did not participate in grants of Tredegar stock options.  No stock options were granted during the first and second quarters of 2003.  A summary of the 2004 stock option grants and estimated fair values determined using the Black-Scholes options-pricing model is provided below:

(In Thousands Except Per-Share Amounts)

Assumptions Used in Determining Pro Forma Compensation Expense for Tredegar Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:		Other assumptions and items:
		Vesting period (years)	2.0
Dividend yield	1.15%	Tredegar stock options granted in:
Volatility percentage	45%	2nd quarter 2004	8
Weighted average risk-free interest rate	3.1%	1st quarter 2004	331
Holding period (years):		Aggregate estimated fair value of options at date of grant:
Management	5.0
Other employees	3.0	2nd quarter 2004	$44
		1st quarter 2004	$1,635
Weighted average market price per share of underlying stock at date of grant (a):		Tredegar common stock issued and outstanding at 6/30/04	38,420
Management	$13.97	Tredegar stock options outstanding at 6/30/04:
Other employees	$13.95	At an exercise price of < $20 per share	1,839
Weighted average estimated fair value of options per share at date of grant:		At an exercise price of >= $20 per share	1,028

		Total	2,867
Management	$5.54
Other employees	$4.32

Assumptions Used in Determining Pro Forma Compensation Expense for Therics Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:		Other assumptions and items:
Dividend yield	0.0%	Vesting period (years)	0.4 - 4
Volatility percentage (b)	95%	Therics stock options granted in:
Weighted average risk-free interest rate	4.0%	2nd quarter 2004	—
Holding period (years)	7.0	1st quarter 2004	30,809
Weighted average estimated fair value per share of underlying stock at date of grant (a)	$.090	Aggregate estimated fair value of options at date of grant:
Weighted average estimated fair value of options per share at date of grant		2nd quarter 2004	$—
	$.074	1st quarter 2004	$2,271
		Therics voting stock issued and outstanding at 6/30/04 (all held by Tredegar)	202,830
		Therics stock options outstanding at 6/30/04 (all held by Therics employees)	32,590

(a) Market price or estimated fair value of underlying stock equaled the stock option exercise price at date of grant.

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

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended June 30		Other Post-Retirement Benefits for 3 Months Ended June 30

(In Thousands)	2004	2003	2004	2003

Service cost	$(1,456)	$(1,396)	$(29)	$(26)
Interest cost	(3,266)	(2,810)	(140)	(150)
Employee contributions	101	83	—	—
Other	(29)	(25)	—	—
Expected return on plan assets	5,998	5,442	—	—
Amortization of prior service costs, gains or losses and net transition asset	(130)	(21)	12	11

Net periodic benefit income (cost)	$1,218	$1,273	$(157)	$(165)

	Pension Benefits for 6 Months Ended June 30		Other Post-Retirement Benefits for 6 Months Ended June 30

(In Thousands)	2004	2003	2004	2003

Service cost	$(2,643)	$(2,781)	$(57)	$(51)
Interest cost	(6,022)	(5,597)	(279)	(299)
Employee contributions	157	166	—	—
Other	(45)	(50)	—	—
Expected return on plan assets	11,140	10,837	—	—
Amortization of prior service costs, gains or losses and net transition asset	(234)	(41)	25	20

Net periodic benefit income (cost)	$2,353	$2,534	$(311)	$(330)

We expect required contributions to our pension plans to be less than $500,000 in 2004.  We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $443,000 in 2003 and $321,000 in 2002.  We expect higher cost trends to continue in this area in 2004.  On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  We have not yet determined if our prescription drug benefits are actuarially equivalent to the Act and when any federal subsidies would apply.  Accordingly, our postretirement benefit obligation and related net periodic benefit cost do not reflect the possible effects of the Act on our benefit programs.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net Sales
Film Products	$101,484	$88,410	$197,370	$181,794
Aluminum Extrusions	108,981	88,632	204,176	173,105
Therics	120	—	131	—

Total net sales	210,585	177,042	401,677	354,899
Add back freight	5,468	4,532	10,295	8,720

Sales as shown in the Consolidated Statements of Income	$216,053	$181,574	$411,972	$363,619

Operating Profit
Film Products:
Ongoing operations	$10,863	$10,104	$20,887	$24,032
Plant shutdowns, asset impairments and restructurings	(4,834)	(2,609)	(6,037)	(2,694)

Aluminum Extrusions:
Ongoing operations	8,281	4,855	11,964	6,066
Plant shutdowns, asset impairments and restructurings	(146)	(388)	(9,726)	(388)

Therics:
Ongoing operations	(2,543)	(3,306)	(5,034)	(6,603)
Restructurings	(1,024)	(1,704)	(1,024)	(1,704)
Unusual items	—	—	—	(1,067)

Total	10,597	6,952	11,030	17,642
Interest income	72	409	146	833
Interest expense	598	1,683	1,521	3,786
Gain on the sale of corporate assets	413	—	6,547	—
Corporate expenses, net	2,322	3,065	4,303	4,510

Income before income taxes	8,162	2,613	11,899	10,179
Income taxes	2,983	932	4,291	3,639

Income from continuing operations	5,179	1,681	7,608	6,540
Income (loss) from discontinued operations	—	891	—	(48,625)

Net income (loss)	$5,179	$2,572	$7,608	$(42,085)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

          Tredegar is a manufacturer of plastic films and aluminum extrusions.  We also are developing and marketing bone graft substitutes through our Therics subsidiary.  Tredegar’s history includes a wide range of businesses.  Some of these businesses were part of our spin-off from NewMarket Corporation (NYSE: NEU) (formerly Ethyl Corporation) in July of 1989, some were acquired and some were divested.  We expect that our future will continue to include a portfolio of businesses, with particular emphasis on companies that have unique and sustainable technologies, products and services in attractive end markets.

          Income from continuing operations was $5.2 million (14 cents per diluted share) in the second quarter of 2004 compared with $1.7 million (4 cents per diluted share) in 2003.  For the first six months of 2004, income from continuing operations was $7.6 million (20 cents per diluted share) compared with $6.5 million (17 cents per diluted share) in 2003.  Gains on the sale of corporate assets, losses related to unusual items, plant shutdowns, assets impairments and restructurings and discontinued operations are described in Note 2 on page 5.  The business segment review begins on page 18.

          The increase in second-quarter earnings was led by our aluminum extrusions business, where improved market conditions, higher volume and cost reductions boosted profits.  Volume and profits in Film Products were also up, and we remain optimistic that near-term opportunities will lead to meaningful profit growth in this business by the end of this year or early 2005.  We continue to monitor Therics closely and hope to see further acceptance of its new bone void filler products during the second half of 2004.

          During the first quarter of 2004, we received tax refunds of approximately $55 million related to the sale of our venture capital investments (see Note 2 on page 5) and used $50 million to repay revolving credit debt in April 2004.  Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 20.

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

Results of Operations

Second Quarter 2004 Compared with Second Quarter 2003

          Overall, sales in the second quarter of 2004 increased 19% compared with 2003.   Net sales (sales less freight) increased 14.8% in Film Products and 23% in Aluminum Extrusions due to higher volume (up 8.6% in Film Products and 7.7% in Aluminum Extrusions) and higher raw material-driven selling prices.  For more information on net sales and volume, see the business segment review beginning on page 18.

          Gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 15.3% in the second quarter of 2004 from 15.0% in 2003.  At Film Products, a slightly lower gross profit margin was driven primarily by higher raw material-driven selling prices, and partially offset by higher overall gross profit.  At Aluminum Extrusions, the gross profit margin increased primarily due to higher volume, operating leverage (generally constant fixed costs until full capacity utilization is achieved) and improved operating efficiencies.

          As a percentage of sales, selling, general and administrative (“SG&A”) expenses increased slightly to 6.9% compared with 6.8% in 2003.

          Research and development (“R&D”) expenses declined to $3.8 million in the second quarter of 2004 from $5.1 million in 2003.  R&D spending at Therics declined to $1.9 million in 2004 from $3.1 million in 2003 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s new bone void filler products.  R&D spending at Film Products was $1.9 million in 2004 and 2003.

          Losses associated with plant shutdowns, asset impairments and restructurings and gains from the sale of corporate assets are described in the six months review beginning on page 15.

          For more information on costs and expenses, see the business segment review beginning on page 18.  See Note 2 on page 5 for information on discontinued operations.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $72,000 in 2004 and $409,000 in 2003.  Interest income was down primarily due to lower average cash and cash equivalents balances (excess cash was used to repay debt in conjunction with our debt refinancing in October 2003).  Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year.  The primary objectives of our policy are safety of principal and liquidity.

          Interest expense declined to $598,000 in the second quarter of 2004 compared with $1.7 million in 2003.  Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30

(In Millions)	2004	2003

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$88.3	$186.5
Average interest rate	2.4%	2.0%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$—	$40.4
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.3	$9.3
Average interest rate	7.9%	7.2%

Total debt:
Average outstanding debt balance	$93.6	$236.2
Average interest rate	2.7%	2.8%

          The effective tax rate from continuing operations was 36.5% in the second quarter of 2004, up from 35.7% in 2003.  The increase is primarily due to an effective tax benefit recognized at 30.3% on the expected loss on the sale of our films operations in Argentina, partially offset by a higher proportion of income from foreign operations and favorable differences between foreign and U.S. effective tax rates.

Six Months 2004 Compared with Six Months 2003

          Overall, sales in the first six months of 2004 increased 13.3% compared with 2003.   Net sales (sales less freight) increased 8.6% in Film Products and 17.9% in Aluminum Extrusions due to higher volume (up 1% in Film Products and 7.6% in Aluminum Extrusions) and higher raw material-driven selling prices.  For more information on net sales and volume, see the business segment review beginning on page 18.

          Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 14.7% in the first six months of 2004 from 15.3% in 2003.  At Film Products, an overall lower gross profit margin was driven primarily by the loss of certain domestic backsheet business at the end of the first quarter of 2003, higher manufacturing costs on new products and slower than expected new product sales.  At Aluminum Extrusions, the gross profit margin increased primarily due to higher volume, operating leverage (generally constant fixed costs until full capacity utilization is achieved) and improved operating efficiencies.

          As a percentage of sales, SG&A expenses were flat at 6.9%.

          R&D expenses declined to $8.1 million in the first six months of 2004 from $10.4 million in 2003.  R&D spending at Therics declined to $4.3 million in 2004 from $6.3 million in 2003 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s new bone void filler products.  R&D spending at Film Products was $3.8 million in 2004, down from $4 million in 2003.

          Losses associated with plant shutdowns, asset impairments and restructurings in the first six months of 2004 include:

•	A second-quarter pretax charge of $2.7 million for a write-down to net realizable value of the films business in Argentina held for sale (see table on page 6 for the net assets of this business);

•	A second-quarter pretax charge of $994,000 and a first-quarter pretax charge of $666,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A second-quarter pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	Second-quarter pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•

A second-quarter pretax charge of $300,000 and a first-quarter pretax charge of $537,000 related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina (these costs relate to 65 people and are being recognized over their remaining service period and we anticipate recognizing additional shutdown-related costs of approximately $2 million during the second half of 2004);

•	A second-quarter pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa;

•	A second-quarter pretax charge of $145,000 related to severance at Therics; and

•

A first-quarter pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for 110 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of $2.3 million over the next 7 months).

          Losses associated with plant shutdowns, asset impairments and restructurings in the first six months of 2003 include:

•

Second-quarter pretax charges for severance costs in connection with restructurings in Film Products ($1.6 million), Therics ($1.2 million) and at corporate headquarters ($1.2 million; included in “Corporate expenses, net” in the operating profit by segment table on page 18);

•	A second-quarter pretax charge of $956,000 for asset impairments in Film Products;

•	A second-quarter pretax charge of $388,000 related to an early retirement program for 10 people in Aluminum Extrusions;

•	A second-quarter pretax charge of $549,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey; and

•	A second-quarter pretax charge of $53,000 and a first-quarter pretax charge of $85,000 for additional costs incurred related to a previously announced plant shutdowns in Film Products.

          We continue to focus on reducing costs and aligning our structure to meet the needs of our customers.  Two areas that will generate savings are the shutdown of the films plant in New Bern, North Carolina (expected by early October) and the shutdown of the aluminum plant in Aurora, Ontario (expected in the first quarter of 2005).  Annual cost savings from these moves are expected of about $4 million in Film Products and $2 million in Aluminum Extrusions.  Related incremental cash expenditures to achieve these savings, some of which has already been spent, are about $7 million in Film Products and about $8 million in Aluminum Extrusions.

          The gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of land of $413,000 and a first-quarter pretax gain on the sale of public equity securities of $6.1 million.  These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 18.  There were no public equity securities held at June 30, 2004.  There were no gains on the sale of corporate assets in the first half of 2003.

          Unusual items in 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts.  There were no unusual items in the first half of 2004.

          For more information on costs and expenses, see the business segment review beginning on page 18.  See Note 2 on page 5 for information on discontinued operations.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $146,000 in 2004 and $833,000 in 2003.  Interest income was down primarily due to lower average cash and cash equivalents balances (excess cash was used to repay debt in conjunction with our debt refinancing in October 2003).

          Interest expense declined to $1.5 million in the first six months of 2004 compared with $3.8 million in 2003.  Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30

(In Millions)	2004	2003

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$113.2	$175.6
Average interest rate	2.4%	2.0%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$—	$57.5
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.4	$9.7
Average interest rate	6.7%	7.2%

Total debt:
Average outstanding debt balance	$118.6	$242.8
Average interest rate	2.6%	3.0%

          The effective tax rate from continuing operations was 36.1% in the first six months of 2004, up from 35.8% in 2003.  The increase is primarily due to an effective tax benefit recognized at 30.3% on the expected loss on the sale of our films operations in Argentina, partially offset by a higher proportion of income from foreign operations and favorable differences between foreign and U.S. effective tax rates.

Business Segment Review

          The following tables present Tredegar’s net sales and operating profit by segment for the second quarter and first six months of 2004 and 2003:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

Net Sales
Film Products	$101,484	$88,410	$197,370	$181,794
Aluminum Extrusions	108,981	88,632	204,176	173,105
Therics	120	—	131	—

Total net sales	210,585	177,042	401,677	354,899
Add back freight	5,468	4,532	10,295	8,720

Sales as shown in the Consolidated Statements of Income	$216,053	$181,574	$411,972	$363,619

Operating Profit
Film Products:
Ongoing operations	$10,863	$10,104	$20,887	$24,032
Plant shutdowns, asset impairments and restructurings	(4,834)	(2,609)	(6,037)	(2,694)

Aluminum Extrusions:
Ongoing operations	8,281	4,855	11,964	6,066
Plant shutdowns, asset impairments and restructurings	(146)	(388)	(9,726)	(388)

Therics:
Ongoing operations	(2,543)	(3,306)	(5,034)	(6,603)
Restructurings	(1,024)	(1,704)	(1,024)	(1,704)
Unusual items	—	—	—	(1,067)

Total	10,597	6,952	11,030	17,642
Interest income	72	409	146	833
Interest expense	598	1,683	1,521	3,786
Gain on the sale of corporate assets	413	—	6,547	—
Corporate expenses, net	2,322	3,065	4,303	4,510

Income before income taxes	8,162	2,613	11,899	10,179
Income taxes	2,983	932	4,291	3,639

Income from continuing operations	5,179	1,681	7,608	6,540
Income (loss) from discontinued operations	—	891	—	(48,625)

Net income (loss)	$5,179	$2,572	$7,608	$(42,085)

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

          Second-quarter net sales in Film Products were $101.5 million, up 14.8% from $88.4 million in 2003.  Operating profit from ongoing operations was $10.9 million, up 7.5% from $10.1 million last year.  Volume for the quarter increased 8.6% to 71.2 million pounds from 65.5 million pounds in 2003.

          On a sequential basis, net sales, operating profit from ongoing operations and volume in the first quarter of 2004 were $95.9 million, $10.0 million and 69.1 million pounds, respectively.

          Film Products has successfully introduced a variety of new elastic diaper laminates and feminine hygiene topsheet products to several global customers, and sales of new packaging and specialty films are increasing.  We remain optimistic that near-term opportunities will lead to meaningful profit growth in this business by the end of this year or early 2005.

          We continue to invest aggressively to support new global growth opportunities.  The ongoing success of The Procter & Gamble Company’s (P&G) new feminine pad topsheet, which was rolled out in Europe and Japan in 2003, is leading to new opportunities in other regions.  While current capacity is sufficient to meet near-term demand, Film Products is increasing planned 2004 capital spending from $40 million to $55 million to support additional growth expectations for this product.  This increase in capital expenditures is tied to contractual commitments.  Capital spending in Film Products in the first six months of 2004 totaled $21.2 million compared with $21.5 million in 2003.  More information on capital expenditures is provided in the liquidity and capital resources section beginning on page 20.

          Year-to-date net sales in Film Products were $197.4 million versus $181.8 million in 2003.  Operating profit from ongoing operations was $20.9 million compared to $24.0 million in 2003.  Year-to-date volume increased slightly to 140.3 million pounds from 138.8 million pounds.  Prior year results include sales of certain domestic backsheet that were discontinued at the end of the first quarter of 2003.

          Second-quarter net sales in Aluminum Extrusions were $109.0 million, up 23% from $88.6 million in 2003.  Volume was up 7.7% to 62.0 million pounds from 57.6 million pounds in 2003.  Operating profit from ongoing operations increased 70.6% to $8.3 million from $4.9 million in 2003.  The profit increase was driven by volume growth, higher selling prices and improved operating efficiencies.  Shipments were up in all end markets, with the strongest growth in the commercial building and construction, transportation, and machinery and equipment sectors.  Improved operating efficiencies included higher extrusion press productivity, some of which is related to higher volume levels.

          Year-to-date net sales in Aluminum Extrusions were $204.2 million, up 17.9% from $173.1 million in 2003.  Operating profit from ongoing operations for the six-month period nearly doubled to $12.0 from $6.1 in 2003.  Year-to-date volume increased 7.6% to 120.0 million pounds, up from 111.6 million pounds in 2003.  Trends on a year-to-date basis are consistent with second quarter results.

          Capital expenditures in Aluminum Extrusions totaled $3 million for the first half of 2004 and are expected to be approximately $15 million for the year.  Capital expenditures related to ongoing support and continuity is about $10 million annually, or approximately the same level as depreciation ($10.9 million in 2003).  Capital expenditures expected in 2004 in excess of ongoing support and continuity is primarily due to the consolidation of some of our Canadian operations, including closing the plant in Aurora, Ontario.  We plan to move the Aurora plant’s largest press to the plant in Pickering, Ontario, and invest $8 million to upgrade the press and enlarge the facility.  This consolidation is expected to reduce annual operating costs by approximately $2 million.

          The second-quarter operating loss from ongoing operations at Therics was $2.5 million compared to a loss of $3.3 million in 2003.  Therics launched its initial product line earlier this year.  Net sales were $120,000 for the quarter, up from $11,000 in the first quarter.  The year-to-date operating loss was $5.0 million compared to $6.6 million in 2003.  Quarterly operating losses are expected to continue at about the second-quarter level until meaningful sales are achieved.

Liquidity and Capital Resources

          Tredegar’s total assets decreased to $716.4 million at June 30, 2004, from $753 million at December 31, 2003.  In the first half of 2004, we received tax refunds of about $55 million related to the sale of the venture capital portfolio (see Note 2 on page 5) and used $50 million to repay revolver debt in April 2004.  Other significant changes in balance sheet items since December 31, 2003, are summarized below:

•

Accounts receivable increased by $28.7 million due primarily to seasonal year-end lows in Aluminum Extrusions and higher net sales for all businesses (net sales for the second quarter were up $33.5 million compared to the fourth quarter of 2003, and days sales outstanding remains in the 50-day range in Film Products and 45-day range in Aluminum Extrusions);

•	Income taxes recoverable declined by $58.6 million due primarily to the receipt of the income tax refund related to the sale of the venture capital portfolio;

•

Net property, plant and equipment declined by $4 million due primarily to the $7.1 million asset impairment recognized in the first quarter on the planned shutdown of the aluminum plant in Aurora, Ontario and other asset impairments during the first six months of 2004 in Film Products totaling $2.5 million, partially offset by capital expenditures in excess of depreciation of $8.6 million; and

•

Accounts payable and accrued expenses increased $16.8 million due primarily to the timing of payments, higher raw material costs (resin and aluminum prices are up since the fourth quarter) and higher purchases in support of higher sales volume.

          Cash provided by operating activities was $69.1 million in the first half of 2004 compared with $47.4 million in 2003.  The increase is due primarily to the income tax refund, partially offset by higher working capital in the first half of 2004 compared with 2003 due to higher sales.

          Cash used in investing activities was $16.4 million in the first half of 2004 compared with $7.5 million in 2003.  The change is primarily attributable to proceeds from the sale of corporate assets and property disposals of $7.8 million in the first half of 2004 compared with proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003.

          Capital expenditures in the first half of 2004 reflect the normal replacement of machinery and equipment and:

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

          Capital expenditures for all of 2004 are expected of about $55 million in Film Products and about $15 million in Aluminum Extrusions.  See the business segment review beginning on page 18 for more information.

          Net capitalization and indebtedness as defined under our Credit Agreement as of June 30, 2004 are as follows:

Net Capitalization and Indebtedness as of June 30, 2004 (In Thousands)

Net capitalization:
Cash and cash equivalents	$19,168

Debt:
Credit Agreement:
Revolver	14,000
Term loan	69,375
Other debt	5,405

Total debt	88,780

Debt net of cash and cash equivalents	69,612
Shareholders’ equity	448,157

Net capitalization	$517,769

Indebtedness as defined in Credit Agreement:
Total debt	$88,780
Face value of letters of credit	6,722

Indebtedness	$95,502

          Under the Credit Agreement, revolving credit borrowings are permitted up to $125 million, and $110 million was unused at June 30, 2004.  The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR		Commitment Fee

	Revolver	Term Loan

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

          At June 30, 2004, the interest cost on debt under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

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
As of June 30, 2004 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in Credit Agreement for the twelve months ended June 30, 2004:
Net income	$23,342
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	11,369
Interest expense	4,520
Depreciation and amortization expense for continuing operations	33,115
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before maximum adjustment of $7,952)	22,246
Minus:
After-tax income related to discontinued operations	(2,947)
Total income tax benefits for continuing operations	—
Interest income	(496)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before maximum adjustment of $13,087)	(10,000)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	118

Adjusted EBITDA as defined in Credit Agreement	81,267
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(33,151)

Adjusted EBIT as defined in Credit Agreement	$48,116

Computations of leverage and interest coverage ratios as defined in Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.18	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.65	x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by 50% of net income generated after September 30, 2003)	333,462
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

          We believe that we are in compliance with all of our debt covenants.  Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders.  Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

          We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Quantitative and Qualitative Disclosures About Market Risk

          Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets.  See the section on liquidity and capital resources beginning on page 20 regarding Credit Agreement and interest rate exposures.

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

          In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries.

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers.  During the first quarter of 2004, we had forward contracts with natural gas suppliers covering approximately 65% of our needs with an average fixed price of $5.38 per mmBtu.  We had no forward contracts outstanding during the second quarter of 2004.  We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants.  The percentage of sales from manufacturing operations related to foreign markets for the first half of 2004 and 2003 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Six Months Ended June 30

	2004		2003

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	4%	17%	4%	18%
Europe	3	12	3	12
Latin America	2	2	3	2
Asia	3	3	3	2

Total	12%	34%	13%	34%

*	Based on consolidated net sales from manufacturing operations (excludes Therics and discontinued operations).

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

          The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001.  The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar).   We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar during the first half of 2004 (up on average by 8.4% in the first half of 2004 compared with 2003 and 1% when comparing June 30, 2004 and 2003 exchange rates) had an adverse impact on the operating profit in Aluminum Extrusions of about $1.4 million compared with 2003.  In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar in the first half of 2004 (up on average by 11.1% and 7.5%, respectively, in the first half of 2004 compared with 2003 and 6% and 12.5%, respectively, when comparing June 30, 2004 and 2003 exchange rates) had a positive impact on the operating profit in Film Products of about $500,000 compared with 2003.

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

•

As part of our business strategy, we expect to pursue acquisitions of businesses or investments that have unique and sustainable technologies, products and services in attractive end markets.  The success of this strategy will depend upon our ability to identify, acquire and finance such businesses and to achieve planned synergies and operating results, none of which can be assured.

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

•

The markets for our products are highly competitive with product quality, service and price being the principal competitive factors.  As competitors increase capacity or reduce prices to increase business, there could be pressure to reduce prices to our customers.  Aluminum Extrusions is under increasing domestic and foreign competitive pressures, including a growing presence of Chinese and other foreign imports in a number of markets.  This competition could result in loss of market share due to a competitor’s ability to produce at lower costs and sell at lower prices.  There can be no assurance that we will be able to maintain current margins and profitability.  Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 23.

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

          There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

Tredegar’s Annual Meeting of Shareholders was held on April 29, 2004. The following sets forth the vote results with respect to each of the matters voted upon by shareholders at the meeting:

(a)	Election of Directors

Nominee	Number of Votes “For”	Number of Votes “Withheld”

Donald T. Cowles	35,092,113	1,180,017
Richard W. Goodrum	32,472,943	3,799,187
John D. Gottwald	32,681,976	3,590,154
Thomas G. Slater, Jr.	32,489,800	3,782,330

There were no broker non-votes with respect to the election of directors.

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Austin Brockenbrough, III
Phyllis Cothran
Floyd D. Gottwald, Jr.
William M. Gottwald
Norman A. Scher
Richard L. Morrill
R. Gregory Williams

(b)	Approval of 2004 Equity Incentive Plan

Approval of the Tredegar Corporation 2004 Equity Incentive Plan:

Number of Votes “For”	Number of Votes “Against”	Number of Abstentions	Number of Broker Non-Votes

29,389,818	2,361,780	686,456	3,834,076

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibit Nos.

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

On April 21, 2004, we furnished a Form 8-K with respect to our first quarter 2004 earnings press release dated April 21, 2004.  On July 21, 2004, we furnished a Form 8-K with respect to our second quarter 2004 earnings press release dated July 21, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	August 4, 2004	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)