Form 10-Q
period 2004-09-30
TREDEGAR CORP
filed 2004-11-04
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The number of shares of Common Stock, no par value, outstanding as of October 22, 2004: 38,574,401.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	Sept. 30, 2004	Dec. 31, 2003

Asset
Current assets:
Cash and cash equivalents	$25,347	$19,943
Accounts and notes receivable, net	117,785	84,110
Income taxes recoverable	—	61,508
Inventories	55,964	49,572
Deferred income taxes	12,128	10,998
Prepaid expenses and other	5,087	5,015

Total current assets	216,311	231,146

Property, plant and equipment, at cost	606,911	580,087
Less accumulated depreciation	306,009	282,611

Net property, plant and equipment	300,902	297,476

Other assets and deferred charges	89,691	83,855
Goodwill and other intangibles	141,868	140,548

Total assets	$748,772	$753,025

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$57,563	$46,706
Accrued expenses	44,349	42,456
Income taxes payable	454	—
Current portion of long-term debt	12,500	8,750

Total current liabilities	114,866	97,912
Long-term debt	88,680	130,879
Deferred income taxes	66,545	66,276
Other noncurrent liabilities	10,856	10,559

Total liabilities	280,947	305,626

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	109,129	104,991
Common stock held in trust for savings restoration plan	(1,212)	(1,212)
Unearned compensation on restricted stock grants	(1,557)	—
Unrealized gain on available-for-sale securities	—	2,770
Foreign currency translation adjustment	12,210	9,997
Unrealized gain on derivative financial instruments	562	444
Minimum pension liability	(880)	(880)
Retained earnings	349,573	331,289

Total shareholders’ equity	467,825	447,399

Total liabilities and shareholders’ equity	$748,772	$753,025

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, except per share amounts)
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2004	2003	2004	2003

Revenues:
Sales	$222,515	$193,125	$634,487	$556,744
Other income (expense), net	8,232	2,379	14,690	3,530

	230,747	195,504	649,177	560,274

Costs and expenses:
Cost of goods sold	185,087	157,426	526,314	456,763
Freight	5,759	4,901	16,054	13,621
Selling, general and administrative	14,938	13,646	43,370	38,847
Research and development	3,770	4,303	11,905	14,682
Amortization of intangibles	90	67	224	201
Interest expense	707	1,213	2,228	4,999
Asset impairments and costs associated with exit and disposal activities	2,876	3,973	19,663	9,940
Unusual items	—	—	—	1,067

	213,227	185,529	619,758	540,120

Income before income taxes	17,520	9,975	29,419	20,154
Income taxes	2,228	3,556	6,519	7,195

Income from continuing operations	15,292	6,419	22,900	12,959
Discontinued operations:
Loss from venture capital investment activities (including an after-tax loss on the sale of the venture capital investment portfolio of $49,216)	—	—	—	(49,516)
After-tax gain on the sale of intellectual property of Molecumetics	—	—	—	891

Income (loss) from discontinued operations	—	—	—	(48,625)

Net income (loss)	$15,292	$6,419	$22,900	$(35,666)

Earnings (loss) per share:
Basic:
Continuing operations	$.40	$.17	$.60	$.34
Discontinued operations	—	—	—	(1.28)

Net income (loss)	$.40	$.17	$.60	$(.94)

Diluted:
Continuing operations	$.40	$.17	$.60	$.34
Discontinued operations	—	—	—	(1.26)

Net income (loss)	$.40	$.17	$.60	$(.92)

Shares used to compute earnings (loss) per share:
Basic	38,317	38,058	38,261	38,094
Diluted	38,519	38,383	38,457	38,459
Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended Sept. 30

	2004	2003

Cash flows from operating activities:
Net income (loss)	$22,900	$(35,666)
Adjustments for noncash items:
Depreciation	24,919	23,818
Amortization of intangibles	224	201
Deferred income taxes	(614)	31,257
Accrued pension income and postretirement benefits	(3,065)	(3,300)
Loss on venture capital investments	—	70,256
Gain on sale of corporate assets	(6,547)	(2,231)
Loss on asset impairments and divestitures	13,831	2,968
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(34,718)	(2,674)
Inventories	(6,292)	1,202
Income taxes recoverable	61,505	(41,895)
Prepaid expenses and other	(603)	(1,423)
Accounts payable	11,181	10,323
Accrued expenses and income taxes payable	1,238	4,930
Other, net	(460)	(320)

Net cash provided by operating activities	83,499	57,446

Cash flows from investing activities:
Capital expenditures	(39,983)	(44,190)
Acquisitions	(1,420)	—
Novalux investment in 2004 and venture capital investments in 2003	(5,000)	(2,807)
Proceeds from the sale of venture capital investments	—	21,504
Proceeds from the sale of corporate assets and property disposals	8,230	2,385
Other, net	7	1,600

Net cash used in investing activities	(38,166)	(21,508)

Cash flows from financing activities:
Dividends paid	(3,068)	(4,573)
Debt principal payments	(67,724)	(42,205)
Borrowings	29,275	—
Repurchases of Tredegar common stock	—	(5,170)
Proceeds from exercise of stock options	1,588	932

Net cash used in financing activities	(39,929)	(51,016)

Increase (decrease) in cash and cash equivalents	5,404	(15,078)
Cash and cash equivalents at beginning of period	19,943	109,928

Cash and cash equivalents at end of period	$25,347	$94,850

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2004, the consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, and the consolidated cash flows for the nine months ended September 30, 2004 and 2003. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

2.

On July 23, 2004, a subsidiary of Tredegar purchased the assets of Yaheng Perforated Film Material Co., Ltd. (“Yaheng”) for approximately $1.4 million. Yaheng, based in Shanghai, China, has 40 employees and manufactures apertured nonwovens used primarily in personal care markets. The purchase price was allocated to accounts receivable ($26,000), inventories ($45,000), property, plant and equipment ($288,000), patents ($822,000), employment agreements ($150,000), goodwill ($215,000), deferred income tax liabilities ($56,000) and accrued expenses ($70,000). Property, plant and equipment is being depreciated on a straight-line basis over approximately 10 years, patents are being amortized on a straight-line basis over approximately 7 years, and employment agreements are being amortized on a straight-line basis over approximately 3 years. The operating results for Yaheng have been included in the consolidated statements of income since the date acquired. Pro forma results for this acquisition are immaterial.

In August of 2004, we invested $5 million in Novalux, Inc., representing an ownership interest of approximately 18% (15% on a fully diluted basis). Novalux, based in Sunnyvale, California, is developing and commercializing a laser technology for use in a variety of applications, including flat panel displays for home theaters. We are already participating in the growing flat panel display market with our surface protection films. The investment in Novalux, which is included in “Other assets and deferred charges” in the consolidated balance sheet, is being accounted for at lower of cost or estimated fair value, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value.

Losses associated with plant shutdowns, asset impairments and restructurings in 2004 include:

•

A third-quarter pretax charge of $828,000, a second-quarter pretax charge of $994,000 and a first-quarter pretax charge of $666,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•

A third-quarter pretax charge of $709,000 related to severance for 24 people and other employee-related costs associated with the restructuring of the research and development operations in Film Products (we anticipate recognizing additional charges associated with this restructuring over the next 12 months of approximately $5.5 million, including costs associated with relocating research and development functions to Richmond, Virginia, and expected severance for employees given the option of choosing, during the fourth quarter of 2004, between relocation or severance (40 employees were given this option));

•

A third-quarter pretax charge of $617,000, a second-quarter pretax charge of $300,000 and a first-quarter pretax charge of $537,000 primarily related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina (these costs relate to 65 people and are being recognized over their remaining service period and we anticipate recognizing additional shutdown-related costs of less than $1 million during the fourth quarter of 2004);

•

A third-quarter pretax charge of $357,000 and a second-quarter pretax charge of $2.7 million for the loss on the sale of the films business in Argentina (proceeds net of transaction costs were $803,000 ($401,000 net of cash included in business sold) – see below for information regarding certain tax benefits related to the sale);

•

A third-quarter pretax charge of $195,000 and a first-quarter pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for 110 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of about $2 million over the next five months);

•	A third-quarter pretax charge of $170,000 for additional costs incurred related to a plant shutdown in Film Products;
•	A second-quarter pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa;
•	A second-quarter pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;
•	Second-quarter pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments; and
•	A second-quarter pretax charge of $145,000 related to severance at Therics.

We expect to recognize a capital loss of approximately $5.6 million for income tax purposes on the sale of the films business in Argentina completed in the third quarter of 2004, with $1.8 million expected to be carried forward due to deductions for capital losses that are limited by capital gains. Accordingly, a valuation allowance was recognized of $622,000 related to possible future income tax benefits that are dependent on uncertain future capital gains.

Losses associated with plant shutdowns, asset impairments and restructurings in 2003 include:

•

A third-quarter pretax charge of $2.2 million and a second-quarter pretax charge of $549,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	A third-quarter pretax charge of $945,000 and a second quarter pretax charge of $314,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;
•	A second-quarter pretax charge of $642,000 for asset impairments in Film Products;
•

A third-quarter pretax charge of $300,000, a second-quarter pretax charge of $53,000 and a first-quarter pretax charge of $85,000 for additional costs incurred related to previously announced plant shutdowns in Film Products;

•

Pretax charges for severance costs in connection with restructurings in Film Products ($321,000 in the third quarter and $1.6 million in the second quarter), Aluminum Extrusions ($256,000 in the third quarter), Therics ($1.2 million in the second quarter) and at corporate headquarters ($1.2 million in the second quarter; included in “Corporate expenses, net” in the operating profit by segment table in Note 8); and

•	A second-quarter pretax charge of $388,000 related to an early retirement program for 10 people in Aluminum Extrusions.

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the period ended September 30, 2004 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Deprec.*	Other	Total

Balance, December 31, 2003	$2,106	$—	$—	$3,086	$5,192
Changes during 2004:
Charges	4,455	11,317	2,488	1,403	19,663
Cash spent	(2,318)	—	—	(1,082)	(3,400)
Charged against assets	—	(11,317)	(2,488)	—	(13,805)
Foreign currency translation	160	—	—	—	160
Reversed to income	—	—	—	(30)	(30)

Balance, September 30, 2004	$4,403	$—	$—	$3,377	$7,780

* Represents depreciation accelerated due to plant shutdowns and restructurings based on a remaining useful life of less than one year

Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of real estate of $413,000 (proceeds of $647,000) and a first-quarter pretax gain on the sale of public equity securities of $6.1 million (proceeds of $7.2 million). There were no public equity securities held at September 30, 2004. Gains on the sale of corporate assets in 2003 include pretax gains in the third quarter on the sale of public securities of $942,000 (proceeds received of $538,000 in the third quarter of 2003 and $554,000 in the fourth quarter of 2003) and on the sale of corporate real estate of $1.3 million (proceeds of $1.7 million). These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 8.

Income taxes in 2004 include a third-quarter tax benefit of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000.

The other pretax gain of $7.3 million included in the Aluminum Extrusions section of the operating profit by segment table (see Note 8) is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received $5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million due in February of 2005 and $1.8 million due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the condensed consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

Unusual items in 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items in the first nine months of 2004.

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

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands)	2004	2003	2004	2003

Net income (loss)	$15,292	$6,419	$22,900	$(35,666)
Other comprehensive income (loss), net of tax of approximately 35%:
Available-for-sale securities adjustment:
Unrealized net holding gains arising during the period	—	2,709	1,217	3,192
Reclassification adjustment for net gains realized in income	—	—	(3,987)	—

Available-for-sale securities adjustment	—	2,709	(2,770)	3,192

Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	4,034	862	1,052	10,015
Reclassification adjustment of foreign currency translation loss included in income (relates to films business in Argentina sold - see Note 2)	21	—	1,161	—

Foreign currency translation adjustment	4,055	862	2,213	10,015

Derivative financial instrument adjustment	151	63	118	1,047
Minimum pension liability adjustment	—	—	—	—

Comprehensive income (loss)	$19,498	$10,053	$22,461	$(21,412)

4.	The components of inventories are as follows:

(In Thousands)	Sept. 30, 2004	Dec. 31, 2003

Finished goods	$10,288	$9,190
Work-in-process	4,128	3,294
Raw materials	27,959	25,730
Stores, supplies and other	13,589	11,358

Total	$55,964	$49,572

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands)	2004	2003	2004	2003

Weighted average shares outstanding used to compute basic earnings per share	38,317	38,058	38,261	38,094
Incremental shares attributable to stock options and restricted stock	202	325	196	365

Shares used to compute diluted earnings per share	38,519	38,383	38,457	38,459

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the third quarter of 2004 and 2003 and the first nine months of 2004 and 2003, 2,122,526, 2,345,253, 2,281,690 and 2,366,940, respectively, of average out-of-the-money options to purchase shares and unamortized shares of restricted stock were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands, except per share data)	2004	2003	2004	2003

Income from continuing operations:
As reported	$15,292	$6,419	$22,900	$12,959
Stock option-based compensation cost, net of tax, based on the fair value method	(271)	(556)	(1,862)	(1,646)

Pro forma income from continuing operations	$15,021	$5,863	$21,038	$11,313

Basic earnings per share from continuing operations:
As reported	.40	.17	.60	.34
Pro forma	.39	.15	.55	.30
Diluted earnings per share from continuing operations:
As reported	.40	.17	.60	.34
Pro forma	.39	.15	.55	.29

A summary of the 2004 stock option grants and estimated fair values determined using the Black-Scholes options-pricing model is provided below:

(In Thousands Except Per-Share Amounts)

Assumptions Used in Determining Pro Forma Compensation Expense for Tredegar Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:		Other assumptions and items:
Dividend yield	1.15%	Vesting period (years)	2.0
Volatility percentage	45%	Tredegar stock options granted in (none in 3rd quarter):
Weighted average risk-free interest rate	3.1%	2nd quarter 2004	8
Holding period (years):		1st quarter 2004	331
Management	5.0	Aggregate estimated fair value of options at date of grant (none in 3rd quarter):
Other employees	3.0	2nd quarter 2004	$44
Weighted average market price per share of underlying stock at date of grant (a):		1st quarter 2004	$1,635
Management	$13.97	Tredegar common stock issued and outstanding at 9/30/04	38,570
Other employees	$13.95	Tredegar stock options outstanding at 9/30/04:
Weighted average estimated fair value of options per share at date of grant:		At an exercise price of < $20 per share	1,687
Management	$5.54	At an exercise price of >= $20 per share	1,048

Other employees	$4.32	Total	2,735

Assumptions Used in Determining Pro Forma Compensation Expense for Therics Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:		Other assumptions and items:
Dividend yield	0.0%	Vesting period (years)	0.4 - 4
Volatility percentage (b)	95%	Therics stock options granted in (none in 2nd quarter):
Weighted average risk-free interest rate	4.1%	3rd quarter 2004	7,906
Holding period (years)	7.0	1st quarter 2004	30,809
Weighted average estimated fair value per share of underlying stock at date of grant (a)	$.090	Aggregate estimated fair value of options at date of grant (none in 2nd quarter):
Weighted average estimated fair value of options per share at date of grant	$.074	3rd quarter 2004	$584
		1st quarter 2004	$2,271
		Therics voting stock issued and outstanding at 9/30/04 (all held by Tredegar)	202,830
		Therics stock options outstanding at 9/30/04 (all held by Therics employees)	40,498

(a)	Market price or estimated fair value of underlying stock equaled the stock option exercise price at date of grant.
(b)	Volatility estimated for Therics based on Orthovita, Inc. (NASDAQ: VITA), a comparable company.

During the first quarter of 2004, we also granted 125,000 shares of restricted Tredegar common stock to senior management. The price on the date of grant was $13.95 per share, and compensation expense of $1.7 million ($1.1 million after taxes) is being amortized over the vesting period of five years, subject to accelerated vesting based on meeting certain financial targets.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended Sept. 30		Other Post-Retirement Benefits for 3 Months Ended Sept. 30

(In Thousands)	2004	2003	2004	2003

Service cost	$(1,326)	$(1,355)	$(30)	$(26)
Interest cost	(3,031)	(2,742)	(141)	(150)
Employee contributions	89	75	—	—
Other	(25)	(23)	—	—
Expected return on plan assets	5,593	5,326	—	—
Amortization of prior service costs, gains or losses and net transition asset	(119)	(20)	13	11

Net periodic benefit income (cost)	$1,181	$1,261	$(158)	$(165)

	Pension Benefits for 9 Months Ended Sept. 30		Other Post-Retirement Benefits for 9 Months Ended Sept. 30

(In Thousands)	2004	2003	2004	2003

Service cost	$(3,969)	$(4,136)	$(87)	$(77)
Interest cost	(9,053)	(8,339)	(420)	(449)
Employee contributions	246	241	—	—
Other	(70)	(73)	—	—
Expected return on plan assets	16,733	16,163	—	—
Amortization of prior service costs, gains or losses and net transition asset	(353)	(61)	38	31

Net periodic benefit income (cost)	$3,534	$3,795	$(469)	$(495)

We expect required contributions to our pension plans to be less than $500,000 in 2004. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $443,000 in 2003 and $321,000 in 2002. We expect higher cost trends to continue in this area in 2004 and 2005. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. We believe our prescription drug benefits are not actuarially equivalent to the Act and therefore do not expect that any federal subsidies will apply.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2004	2003	2004	2003

Net Sales
Film Products	$104,570	$92,188	$301,940	$273,982
Aluminum Extrusions	112,051	96,036	316,227	269,141
Therics	135	—	266	—

Total net sales	216,756	188,224	618,433	543,123
Add back freight	5,759	4,901	16,054	13,621

Sales as shown in the Consolidated Statements of Income	$222,515	$193,125	$634,487	$556,744

Operating Profit
Film Products:
Ongoing operations	$10,966	$10,807	$31,853	$34,839
Plant shutdowns, asset impairments and restructurings	(2,681)	(1,566)	(8,718)	(4,260)
Aluminum Extrusions:
Ongoing operations	7,376	6,542	19,340	12,608
Plant shutdowns, asset impairments and restructurings	(195)	(256)	(9,921)	(644)
Other	7,316	—	7,316	—
Therics:
Ongoing operations	(2,204)	(2,618)	(7,238)	(9,221)
Restructurings	—	(2,151)	(1,024)	(3,855)
Unusual items	—	—	—	(1,067)

Total	20,578	10,758	31,608	28,400
Interest income	86	253	232	1,086
Interest expense	707	1,213	2,228	4,999
Gain on the sale of corporate assets	—	2,231	6,547	2,231
Corporate expenses, net	2,437	2,054	6,740	6,564

Income before income taxes	17,520	9,975	29,419	20,154
Income taxes	2,228	3,556	6,519	7,195

Income from continuing operations	15,292	6,419	22,900	12,959
Income (loss) from discontinued operations	—	—	—	(48,625)

Net income (loss)	$15,292	$6,419	$22,900	$(35,666)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

Income from continuing operations was $15.3 million (40 cents per diluted share) in the third quarter of 2004 compared with $6.4 million (17 cents per diluted share) in 2003. For the first nine months of 2004, income from continuing operations was $22.9 million (60 cents per diluted share) compared with $13.0 million (34 cents per diluted share) in 2003. Gains on the sale of corporate assets and other items, losses related to unusual items, plant shutdowns, assets impairments and restructurings and discontinued operations are described in Note 2 on page 5. The business segment review begins on page 19.

Third-quarter profits in Film Products were up slightly despite substantially higher resin costs. The continued escalation of resin prices limits our ability to achieve significant profit growth. Nonetheless, we remain optimistic about our opportunities in this business and expect gradual profit improvement during 2005. Results in Aluminum Extrusions also improved over 2003, but were adversely affected by furnace-related repair costs and appreciation of the Canadian dollar. As we enter the seasonally weak winter months, market conditions are more favorable than they were a year ago and we are hopeful that results in Aluminum Extrusions will continue to improve.

Regarding Therics, we continue to closely monitor Therics’ progress against milestones and evaluate its long-term prospects. We will provide an update with the release of fourth-quarter earnings.

During the first quarter of 2004, we received tax refunds of approximately $55 million related to the sale of our venture capital investments (see Note 2 on page 5) and used $50 million to repay revolving credit debt in April 2004. Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 21.

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

Results of Operations

Third Quarter 2004 Compared with Third Quarter 2003

Overall, sales in the third quarter of 2004 increased 15% compared with 2003. Net sales (sales less freight) increased 13% in Film Products and 17% in Aluminum Extrusions due to higher raw material-driven selling prices and higher volume (up 3% in Film Products and 2% in Aluminum Extrusions). In addition, sales in Film Products benefited from growth in sales of higher value-added products and sales in Aluminum Extrusions benefited from selling price increases unrelated to raw material costs. For more information on net sales and volume, see the business segment review beginning on page 19.

Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 14.2% in the third quarter of 2004 from 15.9% in 2003. At Film Products, the lower gross profit margin was driven primarily by higher resin costs, and partially offset by higher overall gross profit. For more information on resin costs, see the business segment review beginning on page 19. At Aluminum Extrusions, the gross profit margin decreased primarily due to higher raw-material driven selling prices, customer and product mix, appreciation of the Canadian dollar and furnace-related repair costs, partially offset by higher volume, sales price increases unrelated to raw material costs and operating leverage (generally constant fixed costs until full capacity utilization is achieved). Overall gross profit in Aluminum Extrusions was up over last year.

As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.7% compared with 7.1% in 2003 primarily due to raw-material-driven selling price increases. Overall SG&A expenses were up by $1.3 million partially due to the classification of certain costs at Therics as operating versus research and development (“R&D” - see below) consistent with the commercialization of the company’s new bone void filler products. SG&A expenses also increased in equivalent U.S. Dollars as a result of the appreciation of the Euro, Hungarian Forint and Canadian Dollar.

R&D expenses declined to $3.8 million in the third quarter of 2004 from $4.3 million in 2003. R&D spending at Therics declined to $1.6 million in 2004 from $2.5 million in 2003 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s new bone void filler products. R&D spending at Film Products was $2.1 million in 2004 and $1.8 million 2003.

Losses associated with plant shutdowns, asset impairments and restructurings and gains from the sale of corporate assets are described in the nine months review beginning on page 15.

For more information on costs and expenses, see the business segment review beginning on page 19.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $86,000 in 2004 and $253,000 in 2003. Interest income was down primarily due to lower average cash and cash equivalents balances (excess cash was used to repay debt in conjunction with our debt refinancing in October 2003). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of our policy are safety of principal and liquidity.

Interest expense declined to $707,000 in the third quarter of 2004 compared with $1.2 million in 2003. Average debt outstanding and interest rates were as follows:

	Three Months Ended Sept. 30

(In Millions)	2004	2003

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$93.5	$214.4
Average interest rate	2.7%	1.8%
Fixed-rate and other debt:
Average outstanding debt balance	$5.5	$4.6
Average interest rate	5.2%	7.5%

Total debt:
Average outstanding debt balance	$99.0	$219.0
Average interest rate	2.8%	1.9%

The effective tax rate from continuing operations was 12.7% in the third quarter of 2004, down from 35.6% in 2003. The decrease is due to a tax benefit of $4 million related to the reversal of income tax contingency accruals upon the favorable conclusion of IRS and state examinations through 2000, partially offset by a tax benefit of only $28,000 accrued on the additional loss of $357,000 recognized in the third quarter on the sale of the films operations in Argentina (see Note 2 on page 5 regarding a valuation allowance recognized on the tax benefits related to the sale).

Nine Months 2004 Compared with Nine Months 2003

Overall, sales in the first nine months of 2004 increased 14% compared with 2003. Net sales (sales less freight) increased 10% in Film Products and 18% in Aluminum Extrusions due to higher raw material-driven selling prices and volume, selling price increases unrelated to raw material costs in Aluminum Extrusions and growth in sales of higher value-added products in Film Products. For more information on net sales and volume, see the business segment review beginning on page 19.

Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 14.5% in the first nine months of 2004 from 15.5% in 2003. At Film Products, an overall lower gross profit margin was driven primarily by the loss of certain domestic backsheet business at the end of the first quarter of 2003, higher resin costs, higher manufacturing costs on new products and slower than expected new product sales. At Aluminum Extrusions, the gross profit margin increased primarily due to higher volume and operating leverage (generally constant fixed costs until full capacity utilization is achieved).

As a percentage of sales, SG&A expenses decreased to 6.8% compared with 7.0% in 2003 primarily due to raw-material-driven selling price increases. Overall SG&A expenses were up by $4.5 million partially due to the classification of certain costs at Therics as operating versus R&D (see below) consistent with the commercialization of the company’s new bone void filler products. SG&A expenses also increased in equivalent U.S. Dollars as a result of the appreciation of the Euro, Hungarian Forint and Canadian Dollar.

R&D expenses declined to $11.9 million in the first nine months of 2004 from $14.7 million in 2003. R&D spending at Therics declined to $6 million in 2004 from $8.8 million in 2003 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s new bone void filler products. R&D spending at Film Products was $5.9 million in 2004 compared with $5.8 million in 2003.

Losses associated with plant shutdowns, asset impairments and restructurings in the first nine months of 2004 include:

•

A third-quarter pretax charge of $828,000, a second-quarter pretax charge of $994,000 and a first-quarter pretax charge of $666,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•

A third-quarter pretax charge of $709,000 related to severance for 24 people and other employee-related costs associated with the restructuring of the research and development operations in Film Products (we anticipate recognizing additional charges associated with this restructuring over the next 12 months of approximately $5.5 million, including costs associated with relocating research and development functions to Richmond, Virginia, and expected severance for employees given the option of choosing, during the fourth quarter of 2004, between relocation or severance (40 employees were given this option));

•

A third-quarter pretax charge of $617,000, a second-quarter pretax charge of $300,000 and a first-quarter pretax charge of $537,000 primarily related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina (these costs relate to 65 people and are being recognized over their remaining service period and we anticipate recognizing additional shutdown-related costs of less than $1 million during the fourth quarter of 2004);

•

A third-quarter pretax charge of $357,000 and a second-quarter pretax charge of $2.7 million for the loss on the sale of the films business in Argentina (proceeds net of transaction costs were $803,000 ($401,000 net of cash included in business sold) – see Note 2 on page 5 for information regarding certain tax benefits related to the sale);

•

A third-quarter pretax charge of $195,000 and a first-quarter pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for 110 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of about $2 million over the next five months);

•	A third-quarter pretax charge of $170,000 for additional costs incurred related to a plant shutdown in Film Products;
•	A second-quarter pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa;
•	A second-quarter pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;
•	Second-quarter pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments; and
•	A second-quarter pretax charge of $145,000 related to severance at Therics.

Losses associated with plant shutdowns, asset impairments and restructurings in the first nine months of 2003 include:

•

A third-quarter pretax charge of $2.2 million and a second-quarter pretax charge of $549,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	A third-quarter pretax charge of $945,000 and a second quarter pretax charge of $314,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;
•	A second-quarter pretax charge of $642,000 for asset impairments in Film Products;
•

A third-quarter pretax charge of $300,000, a second-quarter pretax charge of $53,000 and a first-quarter pretax charge of $85,000 for additional costs incurred related to previously announced plant shutdowns in Film Products;

•

Pretax charges for severance costs in connection with restructurings in Film Products ($321,000 in the third quarter and $1.6 million in the second quarter), Aluminum Extrusions ($256,000 in the third quarter), Therics ($1.2 million in the second quarter) and at corporate headquarters ($1.2 million in the second quarter; included in “Corporate expenses, net” in the operating profit by segment table on page 19); and

•	A second-quarter pretax charge of $388,000 related to an early retirement program for 10 people in Aluminum Extrusions.

We continue to focus on reducing costs and aligning our structure to meet the needs of our customers. Three areas that we believe will generate significant savings are the shutdown of the films plant in New Bern, North Carolina (expected in the fourth quarter), the restructuring over the next 12 months of the R&D function in Film Products, and the shutdown of the aluminum plant in Aurora, Ontario (expected in the first quarter of 2005). Annual cost savings from these moves are expected of about $4 million for the shutdown of the plant in New Bern, North Carolina, $2 million for the restructuring of the R&D function, and $2 million for the shutdown of the plant in Aurora, Ontario. Related incremental cash expenditures to achieve these savings are about $7 million, $8 million and $8 million, respectively.

Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of land of $413,000 (proceeds of $647,000) and a first-quarter pretax gain on the sale of public equity securities of $6.1 million (proceeds of $7.2 million). There were no public equity securities held at September 30, 2004. Gains on the sale of corporate assets in 2003 include pretax gains on the sale of public securities of $942,000 (proceeds received of $538,000 in the third quarter of 2003 and $554,000 in the fourth quarter of 2003) and pretax gains on the sale of corporate real estate of $1.3 million (proceeds of $1.7 million). These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 19.

Income taxes in 2004 include a third-quarter tax benefit of $4 million related to the reversal of income tax contingency accruals upon the favorable conclusion of IRS and state examinations through 2000.

The other pretax gain of $7.3 million included in the Aluminum Extrusions section of the operating profit by segment table on page 19 is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received $5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million due in February of 2005 and $1.8 million due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the condensed consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

Unusual items in 2003 include a first-quarter pretax charge of $1.1 million related to an adjustment for depreciation at Therics based on Tredegar’s decision to suspend divestiture efforts. There were no unusual items in the first nine months of 2004.

For more information on costs and expenses, see the business segment review beginning on page 19. See Note 2 on page 5 for information on discontinued operations.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $232,000 in 2004 and $1.1 million in 2003. Interest income was down primarily due to lower average cash and cash equivalents balances (excess cash was used to repay debt in conjunction with our debt refinancing in October 2003).

Interest expense declined to $2.2 million in the first nine months of 2004 compared with $5 million in 2003. Average debt outstanding and interest rates were as follows:

	Nine Months Ended Sept. 30

(In Millions)	2004	2003

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$106.0	$188.3
Average interest rate	2.5%	1.9%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$—	$38.5
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.4	$7.6
Average interest rate	6.2%	7.3%

Total debt:
Average outstanding debt balance	$111.4	$234.4
Average interest rate	2.7%	2.7%

The effective tax rate from continuing operations was 22.2% in the first nine months of 2004, down from 35.7% in 2003. The decrease is due to a tax benefit of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000, partially offset by an effective tax rate on the loss on the sale of the films operations in Argentina of 27.7% (see Note 2 on page 5 for more information).

Business Segment Review

The following tables present Tredegar’s net sales and operating profit by segment for the third quarter and first nine months of 2004 and 2003:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2004	2003	2004	2003

Net Sales
Film Products	$104,570	$92,188	$301,940	$273,982
Aluminum Extrusions	112,051	96,036	316,227	269,141
Therics	135	—	266	—

Total net sales	216,756	188,224	618,433	543,123
Add back freight	5,759	4,901	16,054	13,621

Sales as shown in the Consolidated Statements of Income	$222,515	$193,125	$634,487	$556,744

Operating Profit
Film Products:
Ongoing operations	$10,966	$10,807	$31,853	$34,839
Plant shutdowns, asset impairments and restructurings	(2,681)	(1,566)	(8,718)	(4,260)
Aluminum Extrusions:
Ongoing operations	7,376	6,542	19,340	12,608
Plant shutdowns, asset impairments and restructurings	(195)	(256)	(9,921)	(644)
Other	7,316	—	7,316	—
Therics:
Ongoing operations	(2,204)	(2,618)	(7,238)	(9,221)
Restructurings	—	(2,151)	(1,024)	(3,855)
Unusual items	—	—	—	(1,067)

Total	20,578	10,758	31,608	28,400
Interest income	86	253	232	1,086
Interest expense	707	1,213	2,228	4,999
Gain on the sale of corporate assets	—	2,231	6,547	2,231
Corporate expenses, net	2,437	2,054	6,740	6,564

Income before income taxes	17,520	9,975	29,419	20,154
Income taxes	2,228	3,556	6,519	7,195

Income from continuing operations	15,292	6,419	22,900	12,959
Income (loss) from discontinued operations	—	—	—	(48,625)

Net income (loss)	$15,292	$6,419	$22,900	$(35,666)

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

Third-quarter net sales in Film Products were $104.6 million, up 13% from $92.2 million in 2003. Operating profit from ongoing operations was $11.0 million, up 2% from $10.8 million last year. Volume for the quarter increased 3% to 70.1 million pounds from 67.8 million pounds in 2003. In addition to higher volume, the increase in sales was due to higher raw material-driven selling prices and growth in sales of higher value-added products.

Net sales, operating profit from ongoing operations and volume in the second quarter of 2004 were $101.5 million, $10.9 million and 71.2 million pounds, respectively. Volume on a pro forma basis (excluding the divested films business in Argentina) was 67.7 million pounds in the third quarter of 2004, 67.9 million pounds in the second quarter of 2004 and 64.7 million pounds in the third quarter of 2003.

Results in Film Products continue to be affected by higher resin prices, which have been increasing steadily since early 2002 and have accelerated in recent months. We estimate the increase in resin prices caused a negative operating profit impact of $1 million to $2 million in the third quarter of 2004. We have pass-through or cost-sharing agreements with a majority of our customers. However, under certain agreements, the higher resin costs are not passed through for an average period of 90 days. In the current environment, in which resin prices have been rising for more than two years and are expected to continue rising, this lag puts constant downward pressure on profits and lowers margins.

We remain optimistic about the longer-term growth prospects of Film Products. Sales and profits of new apertured, elastic, and specialty films are growing steadily. In particular, the success of The Procter & Gamble Company’s (“P&G”) new feminine pad topsheet in Europe and Japan is leading to new opportunities for us in other regions. We are expanding production capacity for this new topsheet, which P&G will be introducing in North America. We also are moving our R&D and technical centers from Terre Haute, Indiana, and Lake Zurich, Illinois, to Richmond, Virginia. The move co-locates R&D with sales and marketing, and is expected to shorten product development times and reduce annual operating expenses by approximately $2 million.

We continue to invest aggressively in new products, infrastructure and global growth initiatives. Capital expenditures for Film Products through September 30 totaled $32.9 million and are expected to be approximately $52 million for the year. More information on capital expenditures is provided in the liquidity and capital resources section beginning on page 21.

Year-to-date net sales were $301.9 million versus $274.0 million in 2003. Operating profit from ongoing operations was $31.9 million compared to $34.8 million in 2003. Year-to-date volume increased slightly to 210.4 million pounds from 206.6 million pounds in 2003. Volume on a pro forma basis (excluding the divested films business in Argentina) was 201.0 million pounds versus 199.1 million pounds in 2003. Prior-year results include sales of certain domestic backsheet products that were discontinued at the end of the first quarter of 2003.

Aluminum Extrusions

Third-quarter net sales in Aluminum Extrusions were $112.1 million, up 17% from $96.0 million in 2003 while operating profit from ongoing operations increased 14% to $7.4 million from $6.5 million in 2003. The improvement in sales and profits was primarily due to higher selling prices and volume. Volume was up 2% to 63.8 million pounds from 62.5 million pounds in 2003.

Volume improved in the commercial construction and machinery and equipment sectors, particularly shipments of extrusions for curtain wall, storefront, commercial windows and agricultural equipment. Volume continues to decline for tub and shower enclosures and standard industrial shapes due to lower prices offered by competitors, primarily imports from China. We estimate that 10 – 15% of our shipments are in markets that are sensitive to Chinese competition.

Operating profit in the third quarter was adversely affected by approximately $1.5 million related primarily to furnace repairs at the Newnan, Georgia, plant and appreciation of the Canadian dollar.

Year-to-date net sales were $316.2 million, up 18% from $269.1 million in 2003. Operating profit from ongoing operations for the nine-month period increased by 53% to $19.3 million from $12.6 million in 2003. Year-to-date volume increased 6% to 183.8 million pounds, up from 174.1 million pounds in 2003.

Our results so far this year illustrate the benefits of operating leverage and pricing improvements when volume is growing. For example, over the last 12 months, volume is up about 5%. Over the same period, profits are up about 35%. Based on operating levels experienced over the last 12 months, we expect future annual operating profits to change at 3 - 4 times the percentage change in volume.

As we enter the seasonally weak winter months, market conditions appear to be more favorable than they were last year. At this point, our backlog of orders is ahead of last year and our pricing is more favorable as well. If these conditions persist, we hope to continue generating higher year-over-year profits in Aluminum Extrusions. In addition, about 15% of our volume is shipped to customers in Florida, and we believe additional business may result from hurricane repairs and prevention, particularly hurricane shutters.

Through September 30, capital expenditures totaled $6.4 million and are expected to be approximately $15 million for the year. Capital expenditures related to ongoing support and continuity is about $10 million annually, or approximately the same level as depreciation ($10.9 million in 2003). Capital expenditures expected in 2004 in excess of ongoing support and continuity is primarily due to the consolidation of some of our Canadian operations, including closing the plant in Aurora, Ontario. We plan to move the Aurora plant’s largest press to the plant in Pickering, Ontario, and invest $8 million to upgrade the press and enlarge the facility. This consolidation is expected to reduce annual operating costs by approximately $2 million.

Therics

The third-quarter operating loss from ongoing operations at Therics was $2.2 million compared to a loss of $2.6 million in 2003. Earlier this year, Therics launched its initial line of bone void filler products. Net sales were $135,000 for the quarter and $266,000 year-to-date. The year-to-date operating loss was $7.2 million compared to $9.2 million in 2003. Quarterly operating losses are expected to continue in the $2.5 million range until meaningful sales are achieved.

Liquidity and Capital Resources

Tredegar’s total assets decreased to $748.8 million at September 30, 2004, from $753 million at December 31, 2003. In the first nine months of 2004, we received tax refunds of about $55 million related to the sale of the venture capital portfolio (see Note 2 on page 5) and used $50 million to repay revolver debt in April 2004. Other significant changes in balance sheet items since December 31, 2003, are summarized below:

•

Accounts receivable increased by $33.7 million due primarily to seasonal year-end lows in Aluminum Extrusions and higher net sales for all businesses (net sales for the third quarter were up $39.8 million compared to the fourth quarter of 2003, and days sales outstanding remains in the 50-day range in Film Products and 45-day range in Aluminum Extrusions);

•

Inventories increased by $6.4 million due to higher purchases supporting higher sales and higher raw material costs (resin and aluminum prices are up since the fourth quarter and inventory days remains in the 45-day range in Film Products and 30-day range in Aluminum Extrusions);

•	Income taxes recoverable declined by $61.5 million due primarily to the receipt of the income tax refund related to the sale of the venture capital portfolio;
•	Other assets increased by $5.8 million primarily due to the $5 million investment in Novalux during the third quarter (see Note 2 on page 5);
•

Net property, plant and equipment was up $3.4 million due primarily to capital expenditures in excess of depreciation of $15.1 million, partially offset by the $7.1 million asset impairment recognized in the first quarter on the planned shutdown of the Aluminum Extrusions plant in Aurora, Ontario, and other asset impairments and accelerated depreciation during the first nine months of 2004 in Film Products totaling $3.2 million; and

•	Accounts payable increased $10.9 million due to the timing of payments and higher raw material costs.

Cash provided by operating activities was $83.5 million in the first nine months of 2004 compared with $57.4 million in 2003. The increase is due primarily to the income tax refund, partially offset by higher working capital in the first nine months of 2004 compared with 2003 due to higher sales.

Cash used in investing activities was $38.2 million in the first nine months of 2004 compared with $21.5 million in 2003. The change is primarily attributable to proceeds from the sale of corporate assets and property disposals of $8.2 million in the first nine months of 2004 compared with proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003, and the $5 million investment in Novalux made in the third quarter of 2004.

Capital expenditures in the first nine months of 2004 reflect the normal replacement of machinery and equipment and primarily:

•	Expansion of production capacity for apertured topsheet films (used in feminine hygiene pads) at our plant in Kerkrade, The Netherlands;
•	Expansion of production capacity for elastic films (used as components in personal care products) at our plant in Lake Zurich, Illinois;
•	Upgrade of production capacity for photopolymer films (used to protect circuit boards during the manufacturing process) at our plant in Lake Zurich, Illinois;
•	Implementation of a new global information system in Film Products (this implementation will continue into 2005 and 2006);
•	Construction of a new films plant in Guangzhou, China;
•	Expansion of production capacity for high-density polyethylene films (used as over-wrap for bathroom tissue and paper towels); and
•	Expansion of capacity at our films plant in Shanghai, China.

Capital expenditures for all of 2004 are expected of $52 million in Film Products and about $15 million in Aluminum Extrusions. See the business segment review beginning on page 19 for more information.

Net capitalization and indebtedness as defined under our Credit Agreement as of September 30, 2004 are as follows:

Net Capitalization and Indebtedness as of Sept. 30, 2004 (In Thousands)

Net capitalization:
Cash and cash equivalents	$25,347

Debt:
Credit Agreement:
Revolver	28,000
Term loan	67,500
Other debt	5,680

Total debt	101,180

Debt net of cash and cash equivalents	75,833
Shareholders’ equity	467,825

Net capitalization	$543,658

Indebtedness as defined in Credit Agreement:
Total debt	$101,180
Face value of letters of credit	6,391

Indebtedness	$107,571

Under the Credit Agreement, revolving credit borrowings are permitted up to $125 million, and $96 million was unused at September 30, 2004. The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR		Commitment Fee

	Revolver	Term Loan

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

At September 30, 2004, the interest cost on debt under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

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
As of Sept. 30, 2004 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement for the twelve months ended Sept. 30, 2004:
Net income	$32,215
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	10,041
Interest expense	4,014
Depreciation and amortization expense for continuing operations	33,746
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before maximum adjustment of $7,486)	22,190
Minus:
After-tax income related to discontinued operations	(2,947)
Total income tax benefits for continuing operations	—
Interest income	(329)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before maximum adjustment of $19,213)	(10,000)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	(20)

Adjusted EBITDA as defined in Credit Agreement	88,910
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(33,760)

Adjusted EBIT as defined in Credit Agreement	$55,150

Computations of leverage and interest coverage ratios as defined in
Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.21	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	13.74	x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders' equity permitted (increases by 50% of net income generated after September 30, 2003)	341,108
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

Quantitative and Qualitative Disclosures About Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 21 regarding Credit Agreement and interest rate exposures.

Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices. There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

Results in Film Products continue to be affected by higher resin prices, which have been increasing steadily since early 2002 and have accelerated in recent months. Average quarterly prices of low density polyethylene resin are shown in the chart below (a primary raw material for Film Products).

Quarterly Average Large Buyer Price for Low Density Polyethylene Resin (Cents Per Pound)

Source: Quarterly averages computed by Tredegar using monthly data provided by Chemical Data Inc.

The price of resin is driven by several factors including supply and demand and the price of natural gas, ethane and ethylene. We have pass-through or cost-sharing agreements with a majority of our customers. However, under certain agreements, the higher resin costs are not passed through for an average period of 90 days. In the current environment, in which resin prices have been rising for more than two years and are expected to continue rising, this lag puts constant downward pressure on profits and lowers margins. We estimate the increase in resin prices caused a negative operating profit impact of $1 million to $2 million in the third quarter of 2004.

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

Quarterly Average Price of Aluminium (U.S. Midwest Spot Price – Cents Per Pound)

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of October 20, 2004, we had forward contracts with natural gas suppliers covering a small portion of our needs through February 2005. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Quarterly Average Price of Natural Gas (Henry Hub Spot Price – $ Per mmBtu)

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first nine months of 2004 and 2003 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Nine Months Ended Sept. 30

	2004		2003

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	3%	17%	4%	17%
Europe	2	13	3	12
Latin America	2	2	3	2
Asia	3	3	3	2

Total	10%	35%	13%	33%

*	Based on consolidated net sales from manufacturing operations (excludes Therics and discontinued operations).

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

The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on the third quarter of 2004 compared with the third quarter of 2003 of about $600,000 (about $2 million unfavorable year-to-date versus last year). In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar had a positive impact on third quarter results of about $700,000 compared with the third quarter of 2003 (about $1 million favorable year-to-date versus last year).

We are continuing to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada.

Quarterly Average Exchange Rates of Euro, Hungarian Forint and Canadian Dollar Relative to the U.S. Dollar

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

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

General

•

Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

•

As part of our business strategy, we expect to pursue acquisitions of businesses or investments that we believe have unique and sustainable technologies, products and services in attractive end markets. The success of this strategy will depend upon our ability to identify, and acquire and finance on acceptable terms such businesses and to achieve planned synergies and operating results, none of which can be assured.

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

Related factors that may impair our ability to develop and commercialize products include our reliance on pre-clinical and clinical data concerning our products and product introductions by competing companies. Likewise, in the event we are unable to manufacture our products efficiently or demonstrate to the relevant markets the value of our products or their advantages over competitive products, our ability to commercialize products and thus our operating results will be negatively affected.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 21, 2004, we furnished a Form 8-K with respect to our second quarter 2004 earnings press release dated July 21, 2004. On September 13, 2004, we filed a Form 8-K with respect to the planned relocation of certain R&D activities in Film Products to Richmond, Virginia. On October 20, 2004, we furnished a Form 8-K with respect to our third quarter 2004 earnings press release dated October 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	November 4, 2004	/s/ D. Andrew Edwards

D. Andrew Edwards Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)