Form 10-K
period 2004-12-31
TREDEGAR CORP
filed 2005-03-16
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 1-10258

TREDEGAR CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1497771

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Boulders Parkway, Richmond, Virginia	23225

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 804-330-1000 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004: $492,409,575*

Number of shares of Common Stock outstanding as of January 31, 2005: 38,607,611 (38,420,200 as of June 30, 2004)

*  In determining this figure, an aggregate of 7,892,638 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2004, as reported by The Wall Street Journal.

Documents Incorporated By Reference

                    Portions of the Tredegar Corporation (“Tredegar”) Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders on or about March 25, 2005.

Index to Annual Report on Form 10-K Year Ended December 31, 2004

*  Items 11, 12 and 14 and portions of Item 10 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission (the “SEC”) has not approved or disapproved of this report or passed upon its accuracy or adequacy.

PART I

Item 1.        BUSINESS

Description of Business

                    Tredegar Corporation (“Tredegar”) is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. We also operate Therics Inc. (“Therics”), which has developed and in 2004 launched an initial family of products used in bone grafting procedures. We sold our venture capital investment portfolio in the first half of 2003 and received tax refunds of about $55 million in the first quarter of 2004 related to the sale (see pages 37-39 for more information).

Film Products

                    Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics, nonwovens and laminate materials primarily for personal and household care products and packaging and surface protection applications. These products are produced at various locations throughout the United States and at plants in The Netherlands, Hungary, Italy, China and Brazil. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal and Household Care Films.  Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and nonwovens and laminate materials for personal care markets, including:

•	Apertured film and nonwoven materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinent products (including materials sold under the ComfortQuilt® name);

•	Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinent products and feminine hygiene products (including elastic components sold under the FabriflexTM, StretchTabTM and FlexaireTM names); and

•	Absorbent transfer layers for baby diapers and adult incontinent products sold under the AquiDryTM and AquiSoftTM names.

                    In each of the last three years, personal care products accounted for more than 30% of Tredegar’s consolidated net sales.

                    Film Products also makes apertured films, breathable barrier films and laminates that regulate vapor or fluid transmission. These products are typically used in industrial, medical, agricultural and household markets, including disposable mops, facial wipes, filter layers for personal protective suits, facial masks and landscaping fabric.

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

Raw Materials.  The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of polyethylene and polypropylene resins in the immediate future. Film Products also buys nonwoven fabrics based on these same resins, and we believe there will be an adequate supply of these materials in the immediate future.

Customers.   Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $226 million in 2004, $207 million in 2003 and $243 million in 2002 (these amounts include film sold to third parties that converted the film into materials used in products manufactured by P&G).

                    P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Research and Development and Intellectual Property. Film Products has technical centers in Terre Haute, Indiana; Lake Zurich, Illinois; Chieti, Italy; and Shanghai, China; and holds 220 issued patents (75 of which are issued in the U.S.) and 103 trademarks (5 of which are issued in the U.S.). Expenditures for research and development (“R&D”) have averaged $7.6 million per year over the past three years.

                    On September 13, 2004, we announced that our technical centers in Terre Haute, Indiana and Lake Zurich, Illinois would be moved to Richmond, Virginia, where a substantial portion of Film Products’ marketing, sales and senior management are located. We expect the move to be completed by the end of 2005. The technical facility in Terre Haute will continue to operate at reduced staffing levels. Technical operations at the plant in Lake Zurich will be discontinued. The centralized location of R&D, marketing, sales and senior management should help improve product development time and reduce expenses. Pretax cash expenditures associated with the restructuring are expected of approximately $8 million (consisting primarily of severance, relocation and hiring expenses, leasehold improvements and equipment costs). Once complete, the restructuring is expected to reduce annual operating expenses by approximately $2 million and result in a net reduction of approximately 20 positions.

Aluminum Extrusions

                    The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”) produce soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables markets.

                    Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted aluminum extrusions for sale directly to fabricators and distributors that use our extrusions to produce window components, curtain walls and storefronts, tub and shower doors, industrial and agricultural machinery and equipment, ladders, bus bars, automotive parts, snowmobiles and tractor-trailer shapes, among other products. Sales are made primarily in the United States and Canada, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product quality, service and price.

                    Aluminum Extrusions sales volume by market segment over the last two years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment

	2004	2003

Building and construction:
Commercial	41	39
Residential	21	23
Distribution	13	14
Transportation	10	10
Machinery and equipment	7	6
Electrical	5	5
Consumer durables	3	3

Total	100	100

Raw Materials.  The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be an adequate supply of aluminum and other required raw materials and supplies in the immediate future.

Intellectual Property. Aluminum Extrusions holds two U.S. patents and three U.S. trademarks.

Therics

                    Located in Princeton, New Jersey, Therics currently employs 32 people. Therics began developing tissue-engineered products in 1996. Its primary focus is on commercializing products made from the TheriForm® process, a unique microfabrication technology used to create scaffolds in a variety of shapes and forms with precise internal architecture that permits tissue in-growth.

                    Therics’ initial synthetic bone graft implants, which have received clearance from the U.S. Food and Drug Administration (the “FDA”), are made from beta-tricalcium phosphate (“b -TCP”). b -TCP has proven effective as a reliable bone substitute in a variety of orthopaedic and neurosurgical applications. We believe there will be adequate supply of b -TCP in the immediate future.

                    Therics introduced its initial line of implants used in bone grafting procedures in 2004. The initial feedback from orthopaedic surgeons, neurosurgeons and others in the marketplace has generally been positive. Therics is working with selected surgeons and using patient-based case studies to improve existing products and develop more advanced product line extensions. Therics currently distributes through a network of independent distributors and is presently considering potential research and marketing collaborations with a variety of orthopaedic companies in an effort to broaden its scope and reach.

                    According to Knowledge Enterprises, Inc. (The Worldwide Orthopaedic Market, 2003-2004), global sales for the orthobiologics market, which includes bone graft substitutes, allograft distribution/processing, autogenous bone and soft tissue replacement products, growth factors and viscoelastics, were $1.37 billion in 2003 (a 29% increase over 2002) and one of the fastest growing segments in the orthopaedics industry.

                    Therics relies on a combination of patent, trademark, copyright and trade secret laws to protect the company’s proprietary technologies and products. Therics owns or holds exclusive rights to 36 issued patents (34 of which are issued in the U.S.) and has two U.S. trademarks. Therics has more than 34 U.S. and foreign patent applications pending and nine trademark applications pending. Therics spent approximately $7.8 million in 2004, $11.2 million in 2003 and $12.5 million in 2002 on R&D activities.

                    Therics had revenues of $380,000 and an operating loss of $9.8 million in 2004, no revenues and an operating loss of $11.7 million in 2003 and revenues of $208,000 and an operating loss of $13.1 million in 2002. Revenues in 2004 relate to the sale of Therics’ initial line of implants used in bone grafting procedures. Revenues recognized by Therics prior to 2004 relate entirely to payments received for R&D support. As of December 31, 2004, Tredegar had invested approximately $74 million in Therics compared with $65 million as of December 31, 2003. Therics’ identifiable assets included in Tredegar’s consolidated balance sheet were $8.6 million at December 31, 2004, including goodwill and intangible assets of $4.4 million. Therics also has future rental commitments under noncancelable operating leases through 2011 totaling $9.7 million at December 31, 2004, with partially offsetting sublease rental commitments relating to excess space totaling about $1 million.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products and Therics. We routinely apply for patents on significant developments in each of these businesses. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar spent approximately $15.3 million in 2004, $18.8 million in 2003 and $20.3 million in 2002 on R&D activities related to continuing operations.

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

Employees.  Tredegar employed approximately 3,100 people at December 31, 2004.

Available Information and Corporate Governance Documents.  Our Internet address is www.tredegar.com. We make available, free of charge through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Conduct and the charters of our Audit, Executive Compensation and Nominating and Governance Committees are available on our web site and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

Item 2.        PROPERTIES

General

                    Most of the improved real property and the other assets used in our operations are owned, and none of the owned property is subject to an encumbrance that is material to our consolidated operations. We consider the plants, warehouses and other properties and assets owned or leased by us to be in generally good condition.

                    We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at 50-95% of capacity. Our corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

Our principal plants and facilities are listed below:

Film Products		Principal Operations
Locations in the United States	Locations in Foreign Countries
LaGrange, Georgia (1) Lake Zurich, Illinois (technical center & production facility) (2) Pottsville, Pennsylvania Terre Haute, Indiana (technical center & production facility) (2)	Chieti, Italy (technical center) Guangzhou, China Kerkrade, The Netherlands Rétság, Hungary Roccamontepiano, Italy São Paulo, Brazil Shanghai, China	Production of plastic films, nonwovens and laminate materials

Aluminum Extrusions		Principal Operations
Locations in the United States	Locations in Canada
Carthage, Tennessee Kentland, Indiana Newnan, Georgia	Aurora, Ontario (3) Pickering, Ontario Richmond Hill, Ontario Ste Thérèse, Québec Woodbridge, Ontario	Production of aluminum extrusions, fabrication and finishing

————————————————
(1)	On January 10, 2005, we announced that we are exploring the sale of the Film Products’ plant in LaGrange, Georgia. This plant produces blown films used for adult incontinent and baby diaper backsheet, feminine hygiene pad pouch packaging, and other packaging and industrial applications. Annual revenues for the products that would be included in a sale are about $25 million. The proposed transaction is not expected to have a material impact on our financial results.

(2)	On September 13, 2004, we announced that our technical centers in Terre Haute, Indiana and Lake Zurich, Illinois would be moved to Richmond, Virginia, where a substantial portion of Film Products’ marketing, sales and senior management are located. More information on this restructuring is provided on page 2.

(3)	On April 13, 2004, we announced that the aluminum extrusions plant in Aurora, Ontario would be closed and that its business would be transferred to other extrusion facilities in Ontario. We expect the plant to close in the first quarter of 2005. The shutdown plan includes moving the Aurora plant’s largest press to the plant in Pickering, Ontario, and investing $8 million to upgrade the press and enlarge the facility. This consolidation is expected to reduce annual operating costs by approximately $2 million.

Therics

                    Therics leases space in Princeton, New Jersey.

Item 3.        LEGAL PROCEEDINGS

                    A consent order was entered into by the Environmental Protection Division, Department of Natural Resources, State of Georgia and The William L. Bonnell Company relating to alleged violations of the conditions and limitations contained in the National Pollutant Discharge Elimination System Permit No. GA0000507 (the “Permit”) for our wastewater treatment facility in Newnan, Georgia. The consent order was in effect through December 31, 2003. We agreed to pay penalties until the Permit issues associated with our wastewater treatment facility were resolved. We believe that the issues have been resolved and have made aggregate payments of $160,000 under the consent order.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

                    Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 38,597,522 shares of common stock held by 4,146 shareholders of record on December 31, 2004.

                    The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2004		2003

	High	Low	High	Low

First quarter	$17.80	$13.20	$15.08	$10.60

Second quarter	16.13	13.00	15.67	11.96

Third quarter	18.38	14.75	16.76	14.03

Fourth quarter	20.25	16.68	16.52	14.62

Dividend Information

We have paid a dividend every quarter since becoming a public company in July 1989. During 2002, 2003 and 2004, our quarterly dividend was 4 cents per share.

                    All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 8 beginning on page 60 for minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

                    During 2004, we did not purchase any shares of our common stock in the open market. During 2003, we purchased 406,400 shares of our common stock in the open market for $5.2 million (an average price of $12.72 per share). During 2002, we purchased 110,700 shares of our common stock in the open market for $1.4 million (an average price of $12.91 per share). Under a standing authorization from our board of directors, we may purchase an additional 3.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Annual Meeting

                    Our annual meeting of shareholders will be held on April 28, 2005, beginning at 9:30 a.m. EDT at the University of Richmond’s Jepson Alumni Center in Richmond, Virginia. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about March 25, 2005.

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

Legal Counsel Hunton & Williams LLP Richmond, Virginia	Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP Richmond, Virginia

Item 6. SELECTED FINANCIAL DATA The tables that follow on pages 8-14 present certain selected financial and segment information for the eight years ended December 31, 2004.
7

EIGHT-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2004		2003		2002		2001		2000		1999		1998		1997

(In thousands, except per-share data)

Results of Operations (a):
Sales	$861,165		$738,651		$753,724		$779,157		$879,475		$828,015		$705,024		$586,466
Other income (expense), net	15,604	(b)	7,853		546		1,255		1,914		972		1,749		3,135

	876,769		746,504		754,270		780,412		881,389		828,987		706,773		589,601

Cost of goods sold	717,120	(b)	606,242		582,658		618,323		706,817		648,254		553,184		457,896
Freight	22,398		18,557		16,319		15,580		17,125		15,221		10,946		8,045
Selling, general & administrative expenses	60,030	(b)	53,341		52,252		47,954		47,321		44,675		37,127		36,659
Research and development expenses	15,265		18,774		20,346		20,305		15,305		11,500		5,995		6,475
Amortization of intangibles	330		268		100		4,914		5,025		3,430		205		50
Interest expense	3,171		6,785		9,352		12,671		17,319		9,088		1,318		1,952
Asset impairments and costs associated with exit and disposal activities	22,973	(b)	11,426	(c)	3,884	(d)	16,935	(e)	23,791	(f)	4,628	(g)	664	(h)	—
Unusual items	—		1,067	(c)	(6,147)	(d)	(971)	(e)	(762)	(f)	—		(765)	(h)	(2,250)	(i)

	841,287		716,460		678,764		735,711		831,941		736,796		608,674		508,827

Income from continuing operations before income taxes	35,482		30,044		75,506		44,701		49,448		92,191		98,099		80,774
Income taxes	9,222	(b)	10,717		26,881		13,950	(e)	18,135		32,728		32,094	(h)	28,339

Income from continuing operations (a)	26,260		19,327		48,625		30,751		31,313		59,463		66,005		52,435

Discontinued operations (a):
Income (loss) from venture capital investment activities	2,921		(46,569)		(42,428)		(16,627)		83,640		(4,626)		394		8,883
Income (loss) from operations of Molecumetics	—		891		(8,728)		(5,768)		(3,577)		(2,189)		(2,243)		(2,872)
Income from discontinued energy segment	—		—		—		1,396		—		—		4,713		—

Income (loss) from discontinued operations (a)	2,921		(45,678)		(51,156)		(20,999)		80,063		(6,815)		2,864		6,011

Net income (loss)	$29,181		$(26,351)		$(2,531)		$9,752		$111,376		$52,648		$68,869		$58,446

Diluted earnings (loss) per share:
Continuing operations (a)	$.68		$.50		$1.25		$.79		$.80		$1.54		$1.71		$1.33
Discontinued operations (a)	.08		(1.19)		(1.32)		(.54)		2.06		(.18)		.07		.15

Net income (loss)	$.76		$(.69)		$(.07)		$.25		$2.86		$1.36		$1.78		$1.48

Refer to notes to financial tables on page 14.
8

EIGHT-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2004	2003	2002	2001	2000	1999	1998	1997

(In thousands, except per-share data)

Share Data:
Equity per share	$12.45	$11.72	$12.08	$12.53	$13.07	$9.88	$8.46	$7.34
Cash dividends declared per share	.16	.16	.16	.16	.16	.16	.15	.11
Weighted average common shares outstanding during the period	38,295	38,096	38,268	38,061	37,885	36,992	36,286	36,861
Shares used to compute diluted earnings per share during the period	38,507	38,441	38,869	38,824	38,908	38,739	38,670	39,534
Shares outstanding at end of period	38,598	38,177	38,323	38,142	38,084	37,661	36,661	37,113
Closing market price per share:
High	20.25	16.76	24.72	21.70	32.00	32.94	30.67	24.65
Low	13.00	10.60	12.25	15.30	15.00	16.06	16.13	12.54
End of year	20.21	15.53	15.00	19.00	17.44	20.69	22.50	21.96
Total return to shareholders (j)	31.2%	4.6%	(20.2)%	9.9%	(14.9)%	(7.3)%	3.1%	65.0%

Financial Position:
Total assets	769,474	753,025	837,962	865,031	903,768	792,487	457,178	410,937
Cash and cash equivalents	22,994	19,943	109,928	96,810	44,530	25,752	25,409	120,065
Income taxes recoverable from sale of venture capital portfolio	—	55,000	—	—	—	—	—	—
Debt	103,452	139,629	259,280	264,498	268,102	270,000	25,000	30,000
Shareholders’ equity (net book value)	480,442	447,399	462,932	477,899	497,728	372,228	310,295	272,546
Equity market capitalization (k)	780,066	592,889	574,845	724,706	664,090	779,112	824,873	814,940

Refer to notes to financial tables on page 14.
9

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (l)

Segment	2004	2003	2002	2001	2000	1999	1998	1997

(In thousands)

Film Products	$413,257	$365,501	$376,904	$382,740	$380,202	$342,300	$286,965	$298,862
Aluminum Extrusions	425,130	354,593	360,293	380,387	479,889	461,241	395,455	266,585
Therics	380	—	208	450	403	161	—	—

Total ongoing operations (n)	838,767	720,094	737,405	763,577	860,494	803,702	682,420	565,447
Divested operations (a):
Fiberlux	—	—	—	—	1,856	9,092	11,629	10,596
Other (m)	—	—	—	—	—	—	29	2,378

Total net sales	838,767	720,094	737,405	763,577	862,350	812,794	694,078	578,421
Add back freight	22,398	18,557	16,319	15,580	17,125	15,221	10,946	8,045

Sales as shown in Consolidated
Statements of Income	$861,165	$738,651	$753,724	$779,157	$879,475	$828,015	$705,024	$586,466

Refer to notes to financial tables on page 14.
10

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2004		2003		2002		2001		2000		1999		1998		1997

(In thousands)

Film Products:
Ongoing operations	$43,259		$45,676		$72,307		$61,787		$47,112		$59,554		$53,786		$50,463
Plant shutdowns, asset impairments and restructurings	(10,438)	(b)	(5,746)	(c)	(3,397)	(d)	(9,136)	(e)	(22,163)	(f)	(1,170)	(g)	—		—
Unusual items	—		—		6,147	(d)	—		—		—		—		—

Aluminum Extrusions:
Ongoing operations	22,637		15,117		27,304		25,407		52,953		56,501		47,091		32,057
Plant shutdowns, asset impairments and restructurings	(10,553)	(b)	(644)	(c)	(487)	(d)	(7,799)	(e)	(1,628)	(f)	—		(664)	(h)	—
Gain on sale of land	—		1,385		—		—		—		—		—		—
Other	7,316	(b)	—		—		—		—		—		—		—

Therics:
Ongoing operations	(9,763)		(11,651)		(13,116)		(12,861)		(8,024)		(5,235)		—		—
Plant shutdowns, asset impairments and restructurings	(2,041)	(b)	(3,855)	(c)	—		—		—		(3,458)	(g)	—		—
Unusual items	—		(1,067)	(c)	—		—		—		—		—		—

Divested operations (a):
Fiberlux	—		—		—		—		(264)		57		1,433		845
Other (m)	—		—		—		—		—		—		(428)		(267)
Unusual items	—		—		—		—		762	(f)	—		765	(h)	2,250	(i)

Total	40,417		39,215		88,758		57,398		68,748		106,249		101,983		85,348
Interest income	350		1,183		1,934		2,720		2,578		1,419		2,279		4,959
Interest expense	3,171		6,785		9,352		12,671		17,319		9,088		1,318		1,952
Gain on sale of corporate assets	7,560		5,155		—		—		—		712		—		—
Corporate expenses, net	9,674		8,724	(c)	5,834		2,746	(e)	4,559		7,101		4,845		7,581

Income from continuing operations before income taxes	35,482		30,044		75,506		44,701		49,448		92,191		98,099		80,774
Income taxes	9,222		10,717		26,881		13,950	(e)	18,135		32,728		32,094	(h)	28,339

Income from continuing operations	26,260		19,327		48,625		30,751		31,313		59,463		66,005		52,435
Income (loss) from discontinued operations (a)	2,921		(45,678)		(51,156)		(20,999)		80,063		(6,815)		2,864		6,011

Net income (loss)	$29,181		$(26,351)		$(2,531)		$9,752		$111,376		$52,648		$68,869		$58,446

Refer to notes to financial tables on page 14.
11

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets

Segment	2004	2003	2002	2001	2000	1999	1998	1997

(In thousands)

Film Products	$472,810	$422,321	$379,635	$367,291	$367,526	$360,517	$132,241	$123,613
Aluminum Extrusions	210,894	185,336	176,631	185,927	210,434	216,258	201,518	101,855
Therics	8,613	8,917	10,643	9,931	9,609	9,905	—	—

Subtotal	692,317	616,574	566,909	563,149	587,569	586,680	333,759	225,468
General corporate	54,163	61,508	52,412	40,577	30,214	22,419	23,905	21,357
Income taxes recoverable from sale of venture capital investment portfolio	—	55,000	—	—	—	—	—	—
Cash and cash equivalents	22,994	19,943	109,928	96,810	44,530	25,752	25,409	120,065

Identifiable assets from ongoing operations	769,474	753,025	729,249	700,536	662,313	634,851	383,073	366,890
Divested operations (a):
Fiberlux	—	—	—	—	—	7,859	7,811	6,886
Other (m)	—	—	—	—	—	—	—	983
Discontinued operations (a):
Venture capital	—	—	108,713	158,887	236,698	145,028	61,098	33,628
Molecumetics	—	—	—	5,608	4,757	4,749	5,196	2,550

Total	$769,474	$753,025	$837,962	$865,031	$903,768	$792,487	$457,178	$410,937

Refer to notes to financial tables on page 14.
12

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2004	2003	2002	2001	2000	1999	1998	1997

(In thousands)

Film Products	$21,967	$19,828	$20,085	$22,047	$23,122	$18,751	$11,993	$10,947
Aluminum Extrusions	10,914	10,883	10,506	11,216	9,862	9,484	8,393	5,508
Therics	1,300	1,641	463	2,262	1,782	1,195	—	—

Subtotal	34,181	32,352	31,054	35,525	34,766	29,430	20,386	16,455
General corporate	241	270	353	329	315	253	254	313

Total ongoing operations	34,422	32,622	31,407	35,854	35,081	29,683	20,640	16,768
Divested operations (a):
Fiberlux	—	—	—	—	151	498	544	515
Other (m)	—	—	—	—	—	—	—	135
Discontinued operations (a):
Venture capital	—	—	—	—	18	22	21	—
Molecumetics	—	—	527	2,055	1,734	1,490	1,260	996

Total	$34,422	$32,622	$31,934	$37,909	$36,984	$31,693	$22,465	$18,414

Capital Expenditures, Acquisitions and Investments

Segment	2004	2003	2002	2001	2000	1999	1998	1997

(In thousands)
Film Products	$44,797	$57,203	$24,063	$24,775	$53,161	$25,296	$18,456	$15,354
Aluminum Extrusions	10,007	8,293	4,799	8,506	21,911	16,388	10,407	6,372
Therics	275	219	1,621	2,340	1,730	757	—	—

Subtotal	55,079	65,715	30,483	35,621	76,802	42,441	28,863	21,726
General corporate	572	93	60	519	384	606	115	28

Capital expenditures for ongoing operations	55,651	65,808	30,543	36,140	77,186	43,047	28,978	21,754
Divested operations (a):
Fiberlux	—	—	—	—	425	812	1,477	530
Other (m)	—	—	—	—	—	—	—	5
Discontinued operations (a):
Venture capital	—	—	—	—	86	—	54	—
Molecumetics	—	—	793	2,850	2,133	1,362	3,561	366

Total capital expenditures	55,651	65,808	31,336	38,990	79,830	45,221	34,070	22,655
Acquisitions and other	1,420	1,579	—	1,918	6,316	215,227	72,102	13,469
Novalux investment	5,000	—	—	—	—	—	—	—
Venture capital investments	—	2,807	20,373	24,504	93,058	81,747	35,399	20,801

Total	$62,071	$70,194	$51,709	$65,412	$179,204	$342,195	$141,571	$56,925

Refer to notes to financial tables on page 14.
13

NOTES TO FINANCIAL TABLES

(In thousands, except per-share amounts)

(a)

In 2004, discontinued operations include a gain of $2,921 after-taxes primarily related to the reversal of a business and occupancy tax contingency accrual upon favorable resolution. The accrual was originally recorded in connection with our venture capital investment operation. In 2003, we sold substantially all of our venture capital investment portfolio. In 2002, we ceased operations at Molecumetics, one of our biotechnology units, and sold its tangible assets. The operating results associated with the venture capital investment portfolio and Molecumetics have been reported as discontinued operations. In 2003, discontinued operations also include a gain of $891 after-taxes on the sale of intellectual property of Molecumetics and a loss on the divestiture of the venture capital investment portfolio of $46,269 after-taxes. Discontinued operations in 2002 also include a loss on the disposal of Molecumetics of $4,875 after-taxes. In 2001, discontinued operations include a gain of $1,396 for the reversal of an income tax contingency accrual upon favorable conclusion of IRS examinations through 1997. The accrual was originally recorded in conjunction with the sale of The Elk Horn Coal Corporation. We divested our coal subsidiary, The Elk Horn Coal Corporation, and our remaining oil and gas properties in 1994. As a result of these events, we report the Energy segment as discontinued operations. In 1998, discontinued operations include gains for the reimbursement of payments made by us to the United Mine Workers of America Combined Benefit Fund (the “Fund”) and the reversal of a related accrued liability established to cover future payments to the Fund. On April 10, 2000, we sold Fiberlux. The operating results of Fiberlux were historically reported as part of the Plastics segment on a combined basis with Film Products.

(b)

Plant shutdowns, asset impairments and restructurings for 2004 include a charge of $10,127 related to the planned shutdown of the aluminum extrusions plant in Aurora, Ontario, a charge of $3,022 related to the sale of the films business in Argentina, charges of $2,572 related to accelerated depreciation from plant shutdowns and restructurings in Film Products, charges of $2,459 related to severance and other costs associated with plant shutdowns in Film Products, charges of $1,547 for severance and other employee-related costs associated with restructurings in Therics ($735), Film Products ($532) and Aluminum Extrusions ($280), a charge of $1,306 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey, a charge of $1,278 (of this amount, $59 for employee relocation is included in “Selling, general & administrative expenses” in the consolidated statements of income) related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products and charges of $575 in Film Products and $146 in Aluminum Extrusions related to asset impairments. Income taxes in 2004 include a tax benefit of $4,000 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000. The other pretax gain of $7,316 included in the Aluminum Extrusions section of the operating profit by segment table is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in 2004 and recognized receivables at present value for future amounts due ($1,497 due in February of 2005 and $1,717 due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

(c)

Plant shutdowns, asset impairments and restructurings for 2003 include charges of $4,514 for severance costs in connection with restructurings in Film Products ($1,922), Aluminum Extrusions ($256), Therics ($1,155) and corporate headquarters ($1,181, included in “Corporate expenses, net” in the operating profit by segment table), charges of $2,776 for asset impairments in the films business, charges of $2,700 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey, a charge of $611 primarily related to severance costs associated with the shutdown of the films plant in New Bern, North Carolina, a charge of $388 related to an early retirement program in our aluminum business and charges of $437 for additional costs incurred related to plant shutdowns in our films business. Unusual items for 2003 include a charge of $1,067 related to an adjustment for depreciation and amortization at Therics based on our decision to suspend divestiture efforts.

(d)

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

(e)

Plant shutdowns, asset impairments and restructurings for 2001 include a charge of $7,799 for the shutdown of the aluminum extrusions plant in El Campo, Texas, a charge of $3,386 for the shutdown of the films plant in Tacoma, Washington, a charge of $2,877 for the shutdown of the films plant in Carbondale, Pennsylvania, a charge of $1,505 for severance costs related to further rationalization in the films business, and a charge of $1,368 for impairment of our films business in Argentina. Unusual items in 2001 include a gain of $971 (included in “Corporate expenses, net” in the operating profit by segment table) for interest received on tax overpayments. Income taxes in 2001 include a tax benefit of $1,904 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

(f)

Plant shutdowns, asset impairments and restructurings for 2000 include a charge of $17,870 related to excess capacity in the films business, a charge of $1,628 related to restructuring at our aluminum extrusions plant in El Campo, Texas, and a charge of $4,293 for the shutdown of the films plant in Manchester, Iowa. Unusual items in 2000 include a gain of $762 for the sale of Fiberlux.

(g)

Plant shutdowns, asset impairments and restructurings for 1999 include a charge of $3,458 related to a write-off of in-process research and development expenses associated with the Therics acquisition and a charge of $1,170 for the write-off of excess packaging film capacity.

(h)

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

(i)	Unusual items for 1997 include a gain of $2,250 related to the redemption of preferred stock received in connection with the 1996 divestiture of Molded Products.

(j)	Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(k)	Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.

(l)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

(m)	Other includes primarily APPX Software (sold in 1998 - see (h)).

(n)	Net sales include sales to P&G totaling $226,122 in 2004, $207,049 in 2003, and $242,760 in 2002. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.
14

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Executive Summary

                    Tredegar is a manufacturer of plastic films and aluminum extrusions. We also have developed and are marketing an initial line of bone graft substitutes through our Therics subsidiary. Descriptions of our businesses are provided on pages 1-4.

                    In Film Products, operating profit from ongoing operations was $43.3 million in 2004 compared with $45.7 million in 2003. The decline was primarily due to higher resin costs and the loss of certain domestic backsheet business at the end of the first quarter of 2003 (see the business segment review beginning on page 34 for more information), partially offset by the positive effects of sales growth for new value-added products. Average prices of low density polyethylene resin (a primary raw material for Film Products) in the U.S. increased by approximately 27% during the second half of 2004 (see the chart on page 28 for historical prices since 2000). Resin prices in Europe and Asia have exhibited similar trends. We estimate that resin price increases in the fourth quarter resulted in a negative operating profit impact of about $2 million compared with the third quarter of 2004. This is in addition to the $1 million adverse impact we estimate occurred between the second and third quarters.

                    To address fluctuating resin prices, we have pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. We are implementing price increases for many customers that are currently not subject to pass-through arrangements. Most new customer contracts contain resin pass-through arrangements. However, if resin prices continue to rise at a faster rate than selling prices, the delayed pass-through of costs will exert downward pressure on near-term profits.

                    We remain optimistic about the global growth prospects in Film Products, especially sales of new apertured, elastic, protective and other specialty films. The chart below shows the growth that we have achieved in these areas during the past year.

                    We believe much of our sales growth is the result of investments made over the past two years. Aggregate capital expenditures in 2003 and 2004 totaled $102 million, and we expect to spend another $50 million in 2005, with about $10 million earmarked for a production line that will manufacture a new material that enhances the fit of personal care products. The new line is already contracted to SCA, a $12 billion global personal care market leader headquartered in Sweden. Approximately one-third of our capital expenditures during 2003 and 2004 and planned capital expenditures during 2005 relate to customer-specific opportunities that are covered by capital indemnification, take-or-pay or similar arrangements. Excluding these opportunities, we estimate that our ongoing capital expenditure requirement in Film Products is about $35 million annually.

                    On January 10, 2005, we announced that we are exploring the sale of the films plant in LaGrange, Georgia. This plant produces blown films used for adult incontinent and baby diaper backsheet, feminine hygiene pad pouch packaging, and other packaging and industrial applications. Annual revenues for the products that would be included in a sale are about $25 million. The proposed transaction is not expected to have a material impact on our financial results. On July 23, 2004, a subsidiary of Tredegar purchased the assets of Yaheng Perforated Film Material Co., Ltd. (“Yaheng”) for approximately $1.4 million. Yaheng, based in Shanghai, China, has 21 employees and manufactures apertured nonwovens used primarily in personal care markets.

                    In Aluminum Extrusions, operating profit from ongoing operations increased to $22.6 million in 2004 (volume of 243.4 million pounds) from $15.1 million in 2003 (volume of 228.2 million pounds). The $7.5 million or 50% increase in operating profit on 6.7% volume growth is primarily due to operating leverage and pricing improvements, partially offset by the adverse effects of appreciation of the Canadian Dollar (about $2.4 million). Based on existing operating levels, we expect future annual operating profits to change at 3 - 4 times the percentage change in volume. Volume in 2004 was up in most markets after declining by about 30% from the last cyclical peak around 1999. Volume in our largest market, commercial construction, improved by about 13% in 2004 compared with 2003. Our outlook for continued volume growth in 2005 remains favorable. Historically, cyclical upturns in the aluminum extrusions industry last several years with overall cross-cycle volume growth in the 3% range. We believe that our focus on end markets and products that require customization, customer service and quality make us less vulnerable to price competition from low-cost suppliers of stock-type products, including offshore manufacturers. Our most attractive end markets include residential and non-residential windows, curtain walls, louvers & vents, agricultural equipment, ladders, walkway covers, pre-engineered structures, pleasure boats, custom trailers, and displays.

                    We continue to focus on reducing costs and aligning our structure to meet the needs of our customers. Three areas that we believe will generate significant savings are the shutdown of the films plant in New Bern, North Carolina (the “New Bern Plant”) (which occurred in the fourth quarter of 2004), the restructuring over the next 12 months of the R&D function in Film Products, and the shutdown of the aluminum extrusions plant in Aurora, Ontario (the “Aurora Plant”) (expected in the first quarter of 2005). Annual cost savings from these moves are expected of about $4 million for the shutdown of the New Bern Plant, $2 million for the restructuring of the R&D function, and $2 million for the shutdown of Aurora Plant. Related incremental cash expenditures to achieve these savings are about $7 million, $8 million and $8 million, respectively.

                    More information on Film Products and Aluminum Extrusions is provided in the business segment review beginning on page 34.

                    At Therics, sales and marketing efforts are evolving more slowly than expected, and we took steps in early January 2005 to reduce its expected loss rate from approximately $2.5 million to $2 million per quarter. We are exploring potential collaborations with other companies aimed at accelerating market penetration across a broader array of market segments.

                    We sold our venture capital investment portfolio in the first quarter of 2003 for cash proceeds of approximately $21.5 million, and its activities have been reported as discontinued operations. The sale generated income taxes recoverable of approximately $55 million, which we received in the first quarter of 2004. At December 31, 2004, we had $91 million of available borrowings under our credit facility. Key terms for the facility are summarized in the financial condition review on pages 23-27.

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

                    In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed, we recorded asset impairment losses for continuing operations related to long-lived identifiable assets of $14.1 million in 2004, $2.8 million in 2003 and $1.5 million in 2002.

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

                    The discount rate is used to determine the present value of future payments. In general, our liability increases as the discount rate decreases and vice versa. We reduced our discount rate in each of the last three years (the rate was 6.00% at the end of 2004, 6.25% at the end of 2003 and 6.75% at the end of 2002) due to the decline in market interest rates. The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2004 and 2003 and 4.5% at the end of 2002. Compensation increases were lowered in 2003 as a result of expected lower inflation. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. During 2004 and 2003, the value of our plan assets increased due to improved general market conditions after declining in 2002, 2001 and 2000. Last year we decreased our expected long-term return on plan assets to 8.4% and have maintained that rate based on current market and economic conditions and asset mix (our expected return was 8.6% in 2003 and 9% in 2002 and prior years).

                    We currently expect net pension income to decline in 2005 by approximately $2 million compared to 2004 after declining by $800,000 in 2004 compared to 2003. We expect our minimum cash-funding requirement to be about $600,000 in 2005.

Income Taxes

                    Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded for book purposes. In these circumstances, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. In addition, the amount and timing of certain current deductions (which reduce taxes currently payable or generate income tax refunds) require interpretation of tax laws. In these circumstances, we estimate and accrue income tax contingencies for differences in interpretation that may exist with tax authorities. On a quarterly basis, we review our judgments regarding income tax contingency accruals and the likelihood the benefits of a deferred tax asset will be realized. During the periodic reviews, we must consider a variety of factors, including the nature and amount of the tax income and expense items, the current tax statutes, the current status of audits performed by tax authorities and the projected future earnings. We believe the realization of our net deferred tax assets is reasonably assured and that our income tax contingency accruals are adequate. If circumstances change, our valuation allowances for deferred tax assets, income tax contingency accruals and net earnings are adjusted accordingly in that period.

Recently Issued Accounting Standards

                    In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment. This statement requires that the cost of employee services received in exchange for equity instruments be measured based on the fair value of the award on the grant date. The statement also requires that the cost be recognized over the employee service period required to receive the award. The statement applies to awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow. The primary impact of adoption on Tredegar will be the recognition of compensation expense for stock options granted. Currently, we disclose the pro forma effects of treating stock option grants as compensation expense under the fair value-based method (see pages 51-53). We expect to continue to use the Black-Scholes options-pricing model to determine the estimated fair value of option grants but are still evaluating our transition method. We believe that the pro forma effects that have been disclosed are not materially different from compensation expense that would have been recognized if this standard had been previously adopted.

                    In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be expensed as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow, and we do not expect it to have a significant impact on amounts reported in the consolidated statement of income and balance sheet.

                    In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We do not expect that the tax benefits resulting from the AJCA will have a material impact on our financial statements.

Results of Operations

2004 versus 2003

Revenues.   Overall, sales for 2004 increased 17% compared with 2003. Net sales (sales less freight) for Film Products and Aluminum Extrusions increased primarily due to higher sales volume and mix, including sales of new value-added products in Film Products, and higher selling prices driven by higher raw material costs. For more information on net sales, see the business segment review beginning on page 34.

Operating Costs and Expenses.  Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 14.1% from 15.4% in 2003. At Film Products, the lower gross profit margin was driven primarily by higher resin costs and the loss of certain domestic backsheet business at the end of the first quarter of 2003 (see the business segment review beginning on page 34 for more information), partially offset by higher overall gross profit. For more information on resin costs, see the executive summary beginning on page 15. At Aluminum Extrusions, the gross profit margin increased primarily due to higher volume, operating leverage (generally constant fixed costs until full capacity utilization is achieved) and selling price increases above raw material cost increases, partially offset by appreciation of the Canadian dollar.

                    As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 7.0% compared with 7.2% in 2003 primarily due to higher sales. Overall SG&A expenses were up by $6.7 million partially due to the classification of certain costs at Therics as operating versus R&D (see below) consistent with the commercialization of the company’s initial line of bone graft substitutes. SG&A expenses also increased in equivalent U.S. Dollars as a result of the appreciation of the Euro, Hungarian Forint and Canadian Dollar.

                    R&D expenses declined to $15.3 million in 2004 from $18.8 million in 2003. R&D spending at Therics declined to $7.8 million in 2004 from $11.2 million in 2003 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s initial line of bone graft substitutes. R&D spending at Film Products was $7.5 million in 2004 compared with $7.6 million in 2003.

                    Losses associated with plant shutdowns, asset impairments and restructurings in 2004 totaled $23 million ($15.2 million after taxes) and included:

•	A fourth quarter charge of $84,000 ($56,000 after taxes), a third-quarter charge of $828,000 ($537,000 after taxes), a second-quarter charge of $994,000 ($647,000 after taxes) and a first-quarter charge of $666,000 ($432,000 after taxes) related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A fourth-quarter charge of $569,000 (of this amount, $59,000 for employee relocation is included in SG&A expenses in the consolidated statements of income) ($369,000 after taxes) and a third-quarter charge of $709,000 ($461,000 after taxes) related to severance for 30 people and other employee-related costs associated with the restructuring of the R&D operations in Film Products (we anticipate recognizing additional charges associated with this restructuring over the next 12 months of approximately $2.8 million ($1.8 million after taxes)), including costs associated with relocating R&D functions to Richmond, Virginia;

•	A fourth-quarter charge of $639,000 ($415,000 after taxes), a third-quarter charge of $617,000 ($401,000 after taxes), a second-quarter charge of $300,000 ($195,000 after taxes) and a first-quarter charge of $537,000 ($349,000 after taxes) primarily related to severance (63 people) and other employee-related costs associated with the shutdown of the New Bern Plant;

•	A third-quarter charge of $357,000 ($329,000 after taxes) and a second-quarter charge of $2.7 million ($1.9 million after taxes) for the loss on the sale of the films business in Argentina (proceeds net of transaction costs were $803,000 ($401,000 net of cash included in business sold));

•	A fourth-quarter charge of $352,000 ($228,000 after taxes), a third-quarter charge of $195,000 ($127,000 after taxes) and a first-quarter charge of $9.6 million ($6.2 million after taxes) related to the planned shutdown of the Aurora Plant, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs are contractually-related for about 100 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of about $2 million in the first quarter of 2005);

•	A third-quarter charge of $170,000 ($111,000 after taxes) for additional costs incurred related to a plant shutdown in Film Products;

•	A second-quarter charge of $300,000 ($195,000 after taxes), partially offset by a fourth-quarter gain of $104,000 ($68,000 after taxes), related to the loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa (the “Manchester Plant”);

•	A fourth quarter charge of $427,000 ($277,000 after taxes) and a second-quarter charge of $879,000 ($571,000 after taxes) related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;
19

•	Second-quarter charges of $575,000 ($374,000 after taxes) in Film Products and $146,000 ($95,000 after taxes) in Aluminum Extrusions related to asset impairments; and

•	Fourth quarter charges of $1.4 million ($912,000 after taxes) related to severance and other employee-related costs associated with restructurings in Therics ($590,000 before taxes), Film Products ($532,000 before taxes) and Aluminum Extrusions ($280,000 before taxes) and a second-quarter charge of $145,000 ($94,000 after taxes) related to severance at Therics (an aggregate of 24 people were affected by these restructurings).

                    Remaining liabilities for exit and disposal activities at December 31, 2004 ($8.5 million), primarily include the shutdown of the Aurora Plant, the relocation of R&D functions in Film Products to Richmond, Virginia, the recent staff reductions at Therics and the estimated loss on the sub-lease at Therics.

                    Gain on sale of corporate assets in 2004 includes a fourth-quarter gain on the sale of land of $1 million ($649,000 after taxes and proceeds of $1.3 million), a second-quarter gain on the sale of land of $413,000 ($268,000 after taxes and proceeds of $647,000) and a first-quarter gain on the sale of public equity securities of $6.1 million ($4 million after taxes and proceeds of $7.2 million). There were no public equity securities held at December 31, 2004. These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 11.

                    Income taxes in 2004 include a third-quarter tax benefit of $4 million related to the reversal of income tax contingency accruals upon the favorable conclusion of IRS and state examinations through 2000.

                    The other gain of $7.3 million ($4.8 million after taxes) included in the Aluminum Extrusions section of the operating profit by segment table on page 11 is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received $5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million due in February of 2005 and $1.8 million due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

                    For more information on costs and expenses, see the business segment review beginning on page 34.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $350,000 in 2004 and $1.2 million in 2003. Interest income was down primarily due to lower average cash and cash equivalents balances (excess cash was used to repay debt in conjunction with our debt refinancing in October 2003). Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense declined to $3.2 million in 2004 compared with $6.8 million in 2003. Average debt outstanding and interest rates were as follows:

(In Millions)	2004	2003

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$105.2	$108.8
Average interest rate	2.7%	2.0%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$—	$28.9
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.6	$7.2
Average interest rate	6.0%	6.4%

Total debt:
Average outstanding debt balance	$110.8	$216.9
Average interest rate	2.8%	2.6%

Income Taxes.   The effective tax rate from continuing operations was 26.0% in 2004, down from 35.7% in 2003. The decrease is primarily due to a tax benefit of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000, partially offset by tax benefits of about $600,000 not recognized on 2004 operating losses of certain foreign subsidiaries that may not be recoverable in the carryforward period.

Discontinued Operations. On March 7, 2003, Tredegar Investments, Inc. (“Tredegar Investments”) reached definitive agreements to sell substantially all of its venture capital investment portfolio. For more information on the sale (including a summary of venture capital investment activities from 2002 through disposal in 2003), see the business segment review beginning on page 37. The results for venture capital investment activities have been reported as discontinued operations and include an after-tax gain of $2.9 million in 2004 primarily related to the reversal of business and occupancy tax contingency accruals upon favorable resolution.

2003 versus 2002

Revenues.   Overall, sales for 2003 decreased 2% compared with 2002. Net sales (sales less freight) for Film Products and Aluminum Extrusions declined primarily due to lower sales volume, partially offset by higher selling prices driven by higher raw material costs. For more information on net sales, see the business segment review beginning on page 34.

Operating Costs and Expenses.  Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 15.4% in 2003 from 20.5% in 2002. In Film Products, an overall lower gross profit margin was driven primarily by the loss of certain domestic backsheet business (lower overall contribution to cover fixed costs), higher raw material prices and higher manufacturing costs on certain new products. In Aluminum Extrusions, the gross profit margin declined primarily due to the impact of the Canadian Dollar appreciating against the U.S. Dollar, higher energy costs, lower volume and higher insurance costs. For more information on the loss of certain domestic backsheet business, see the business segment review for Film Products beginning on page 34.

                    As a percentage of sales, SG&A expenses increased to 7.2% compared with 6.9% in 2002, primarily due to lower sales, the appreciation of the Canadian Dollar and Euro against the U.S. Dollar, higher employee-related costs, and expenses associated with commencing the implementation of a new information system in Film Products.

                    R&D expenses declined to $18.8 million in 2003 ($11.2 million for Therics and $7.6 million for Film Products) from $20.3 million in 2002 ($12.5 million for Therics and $7.8 million for Film Products). The decline was primarily due to cost reduction efforts at Therics.

Losses associated with plant shutdowns, asset impairments and restructurings in 2003 totaled $11.4 million ($7.4 million after taxes) and included:

•	A fourth-quarter charge of $875,000 ($560,000 after taxes) for asset impairments in the films business, including charges of $466,000 ($298,000 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A fourth-quarter charge of $611,000 ($391,000 after taxes) for approximately 50% of the total severance costs and other employee-related costs in connection with the shutdown of the New Bern Plant;

•	A third-quarter charge of $945,000 ($605,000 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A third-quarter charge of $299,000, a second quarter charge of $53,000 and a first-quarter charge of $85,000 (collectively $280,000 after taxes) for additional costs incurred related to the shutdown of the films plants in Tacoma, Washington, Carbondale, Pennsylvania and the Manchester Plant;

•	A third-quarter charge of $322,000 ($206,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•	A third-quarter charge of $2.2 million ($1.4 million after taxes) and a second-quarter charge of $549,000 ($357,000 after taxes) related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	A third-quarter charge of $256,000 ($163,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•	A second-quarter charge of $3.9 million ($2.5 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products ($1.6 million before taxes), corporate headquarters ($1.2 million before taxes and included in “Corporate expenses, net” in the operating profit by segment table on page 11) and Therics ($1.2 million before taxes);

•	A second-quarter charge of $956,000 ($612,000 after taxes) for asset impairments in the films business, including charges of $312,000 ($200,000 after taxes) related to accelerated depreciation of assets at the New Bern Plant; and

•	A second-quarter charge of $388,000 ($248,000 after taxes) related to an early retirement program in Aluminum Extrusions.

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

                    The gains from the sale of land and corporate assets are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 11.

                    For more information on costs and expenses, see the business segment review beginning on page 34.

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

Discontinued Operations. Discontinued operations in 2002 include results for venture capital investment activities and Molecumetics. For more information, see the business segment review beginning on page 37.

Financial Condition

Assets

                    Tredegar’s total assets increased to $769.5 million at December 31, 2004, from $753 million at December 31, 2003. In the first quarter of 2004, we received tax refunds of about $55 million related to the sale of the venture capital portfolio and used $50 million to repay revolver debt in April 2004. Other significant changes in balance sheet items since December 31, 2003, are summarized below:

•	Accounts receivable increased by $33.2 million (39%) due primarily to higher net sales for all businesses (net sales for the fourth quarter of 2004 were up $43.4 million compared to the fourth quarter of 2003) and foreign currency effects (about $3.5 million).

–	Days sales outstanding remains in the 50-day range in Film Products and 45-day range in Aluminum Extrusions.

•	Inventories increased by $15.8 million (32%) due primarily to higher raw material prices (low-density polyethylene resin prices are up around 18 cents per pound (about 30%) in the U.S. and Europe since the fourth quarter of 2003, and aluminum is also up about 18 cents per pound (about 25%) since that time), sales volume and foreign currency effects (about $2.5 million).

–	Inventory days are in the 45-day range in Film Products and 35-day range in Aluminum Extrusions consistent with the end of last year.

•	Income taxes recoverable declined by $61.5 million due primarily to the receipt in the first quarter of 2004 of income tax refunds related to the sale of the venture capital portfolio (about $55 million).

•	Other assets increased by $5.4 million primarily due to the $5 million investment in Novalux during the third quarter of 2004. Our ownership interest in Novalux is approximately 18% (15% on a fully diluted basis). Novalux, based in Sunnyvale, California, is developing and commercializing a laser technology for use in a variety of applications, including flat panel displays for home theaters. We are already participating in the growing flat panel display market with our surface protection films. The investment in Novalux, which is included in “Other assets and deferred charges” in the consolidated balance sheet, is being accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value.
23

•	Net property, plant and equipment was up $19.2 million due primarily to capital expenditures in excess of depreciation of $21.6 million and foreign exchange translation of $9.1 million, partially offset by the $7.1 million asset impairment recognized in the first quarter of 2004 on the planned shutdown of the Aurora Plant and other asset impairments and disposals during the year in Film Products totaling $3.3 million.

Liabilities, Credit and Long-Term Obligations

                    Total liabilities were $289.0 million at December 31, 2004, down from $305.6 million at December 31, 2003, primarily due to debt reduction ($36.2 million), partially offset by an increase in accounts payable (up $17.2 million or 37%) due to higher inventories and the timing of payments.

                    Debt outstanding at December 31, 2004 of $103.5 million consisted of $97.4 million borrowed under our credit facility (comprised of a term loan of $64.4 million and revolving credit borrowings of $33 million) and other debt of $6.1 million. The credit agreement, dated October 17, 2003, consists of a $125 million three-year revolving credit facility and a $75 million three-year term loan (required term loan payments of $10.6 million have been made since origination). At December 31, 2004, available credit under the revolving credit facility was $91 million. Remaining term loan installments are due as follows:

Term Loan Quarterly Repayment Schedule (In Thousands)

Installment due each quarter on March 31, June 30 and September 30, 2005	$3,125
Installment due each quarter on December 31, 2005, and March 31 and June 30, 2006	3,750
Final payment due on September 30, 2006	43,750

The credit spread over LIBOR and commitment fees charged on the unused amount under the credit agreement at various indebtedness-to-adjusted EBITDA levels is as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR
Indebtedness-to- Adjusted EBITDA Ratio	Revolver ($33 Million Outstanding at 12/31/04)	Term Loan ($64 Million Outstanding at 12/31/04)	Commitment Fee

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

At December 31, 2004, we had no interest rate swaps outstanding and the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.
24

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
For the Year Ended December 31, 2004 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in Credit Agreement:
Net income	$29,181
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	9,222
Interest expense	3,171
Depreciation and amortization expense for continuing operations	34,422
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,262)	23,811
Minus:
After-tax income related to discontinued operations	(2,921)
Total income tax benefits for continuing operations	—
Interest income	(350)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (all cash-related of $15,917)	(10,000)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	(22)

Adjusted EBITDA as defined in Credit Agreement	86,514
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(34,430)

Adjusted EBIT as defined in Credit Agreement	$52,084

Indebtedness:
Total debt	$103,452
Face value of letters of credit	6,391

Indebtedness	$109,843

Shareholders’ equity at December 31, 2004	$480,442

Computations of leverage and interest coverage ratios as defined in Credit Agreement:
Leverage ratio (pro forma indebtedness-to-adjusted EBITDA)	1.27	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	16.43	x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by 50% of net income generated after September 30, 2003)	$344,248
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

                    We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period

(In Millions)	2005	2006	2007	2008	2009	Remainder	Total

Debt	$13.1	$88.9	$.4	$.3	$.3	$.5	$103.5
Operating leases:
Therics	1.4	1.5	1.6	1.6	1.6	2.0	9.7
Other	1.5	1.4	1.1	.9	.2	.6	5.7
Capital expenditure commitments *	16.1	—	—	—	—	—	16.1

Total	$32.1	$91.8	$3.1	$2.8	$2.1	$3.1	$135.0

*Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 13 on page 66.

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

Shareholders’ Equity

                    At December 31, 2004, we had 38,597,522 shares of common stock outstanding and a total market capitalization of $780.1 million, compared with 38,176,821 shares of common stock outstanding and a total market capitalization of $592.9 million at December 31, 2003.

                    During 2004, we did not purchase any shares of our common stock in the open market. During 2003, we purchased 406,400 shares of our common stock in the open market for $5.2 million (an average price of $12.72 per share). During 2002, we purchased 110,700 shares of our common stock in the open market for $1.4 million (an average price of $12.91 per share). Since becoming an independent company in 1989, we have purchased a total of 20.8 million shares for $122.8 million (an average price of $5.90 per share). Under a standing authorization from our board of directors, we may purchase an additional 3.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Cash Flows

                    The discussion below supplements the information presented in the consolidated statements of cash flows on page 47.

                    In 2004, cash provided by operating activities was $93.8 million compared with $76.4 million in 2003. The increase is due primarily to the income tax refund related to the sale of the venture capital portfolio (see the business segment review beginning on page 34) partially offset by higher primary working capital (accounts receivable, inventories and accounts payable) needed to support higher sales.

                    Cash used in investing activities was $50.3 million in 2004 compared with $36.5 million in 2003. The change is primarily attributable to proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003, and the $5 million investment in Novalux made in the third quarter of 2004, partially offset by lower capital expenditures of $10.2 million. See the business segment review beginning on page 34 regarding capital expenditures in 2004 and 2003.

                    Net cash used in financing activities was $40.5 million in 2004 compared to $129.9 million in 2003. In 2004, we used $50 million from tax refunds related to the sale of the venture capital portfolio to pay down debt. Additional net borrowings of $13.8 million related primarily to capital expenditures and higher primary working capital needed to support higher sales. Net cash used in financing activities in 2003 was driven by scheduled debt payments and debt payments made in conjunction with our refinancing in 2003.

                    In 2003, net cash provided by operating activities was $76.4 million compared with $65.3 million in 2002. The increase is due to a decrease in the level of primary working capital partially offset by lower income from ongoing operations. Accounts receivable declined mainly from volume shortfall payments and contract terminations and revisions in Film Products accrued at the end of 2002 and received in 2003 (about $15 million in accounts receivable at the end of 2002 versus none at the end of 2003). Accounts payable increased due to the timing of payments. Inventories increased primarily due to the appreciation of the Euro and the Canadian Dollar.

                    Net cash used in investing activities was $36.5 million in 2003 compared to $42.1 million in 2002. This decrease was due to positive cash flow from venture capital activities in 2003 versus negative cash flow in 2002 and higher proceeds from the sale of corporate assets and property disposals (see Note 15 on page 69 for more information), partially offset by higher capital expenditures and acquisitions (up $36.1 million).

                    Net cash used in financing activities was $129.9 million in 2003 compared to $10.1 million in 2002. This increase was driven by scheduled debt payments and debt payments made in conjunction with our refinancing in 2003 (see pages 24-26 for more information).

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

Quantitative and Qualitative Disclosures about Market Risk

                    Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liabilities, credit and long-term obligations beginning on page 24 regarding credit agreements and interest rate exposures.

                    Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices. There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

                    We estimate that resin price increases in the fourth quarter resulted in a negative operating profit impact of about $2 million compared with the third quarter of 2004. This is in addition to the $1 million adverse impact we estimate occurred between the second and third quarters of 2004. The significant increases in the U.S. since 2002 in prices of low density polyethylene resin (a primary raw material for Film Products) are shown in the chart below.

                    Resin prices in Europe and Asia have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of natural gas, oil and ethylene. To address fluctuating resin prices, we have pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. We are implementing price increases for many customers that are currently not subject to pass-through arrangements. Most new customer contracts contain resin pass-through arrangements. However, if resin prices continue to rise at a faster rate than selling prices, the delayed pass-through of costs will exert downward pressure on near-term profits.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 6 on page 58 for more information.

                    In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of December 31, 2004, we had forward contracts with natural gas suppliers covering 18% of our estimated future needs through March 31, 2005, with an average fixed price of $5.97 per mmBtu. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions. Substantially higher prices of natural gas in 2003 resulted in a reduction in operating profit in Aluminum Extrusions of approximately $3.2 million in 2003 compared with 2002.

                    We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2004 and 2003 are as follows:

Tredegar Corporation - Manufacturing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets

	2004			2003
	% of Total Net Sales*		% Total Assets -Foreign Oper- ations*	% of Total Net Sales*		% Total Assets -Foreign Oper- ations*
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations

Canada	3	18	13	4	17	13
Europe	2	14	17	4	12	15
Latin America	2	2	1	3	2	2
Asia	4	3	5	3	2	4

Total % exposure to foreign markets	11	37	36	14	33	34

*

The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents, Therics and in 2003, income taxes recoverable from the sale of the venture capital portfolio).

                    We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 70% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro and the Hungarian Forint.

                    The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit of $2.4 million in 2004 compared with 2003. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar had a positive impact on operating profit of about $1 million in 2004 compared with 2003.

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

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

•	As part of our business strategy, we expect to pursue acquisitions of businesses or investments that we believe have unique and sustainable technologies, products and services in attractive end markets. The success of this strategy will depend upon our ability to identify, acquire and finance on acceptable terms such businesses and on our ability to manage such businesses and achieve planned synergies and operating results, none of which can be assured.

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 27% of Tredegar’s net sales in 2004, 29% in 2003 and 33% in 2002. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•	Growth of Film Products depends on our ability to develop and deliver new products at competitive prices, especially in the personal care market . Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.
31

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios . The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Moreover, in 2003 higher energy and insurance costs and the appreciation of the Canadian Dollar against the U.S. Dollar had an adverse impact on operating profits. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

In 2004, operating profit from ongoing operations in Aluminum Extrusions increased to $22.6 million from $15.1 million in 2003. The $7.5 million or 50% increase in operating profit on 6.7% volume growth is primarily due to operating leverage and pricing improvements. Based on existing operating levels, we expect future annual operating profits to change at 3 - 4 times the percentage change in volume.

•	The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has over 1,700 customers in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 3% of Aluminum Extrusion’s net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy (historical cross-cycle volume growth has been in the 3% range).

During improving economic conditions, excess industry capacity is absorbed and pricing pressure becomes less of a factor in many of our end-use markets. Conversely, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors protect their position with key customers. Because the business is susceptible to these changing economic conditions, Aluminum Extrusions targets complex, customized, service-intensive business with more challenging requirements which is competitively more defensible compared to higher volume, standard extrusion applications.

Foreign imports, primarily from China, currently represent less than 5% of the North American aluminum extrusion market. Foreign competition to date has been primarily large volume, standard extrusion profiles that impact some of our less strategic end-use markets. Market share erosion in other end-use markets remains possible.
32

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

Sales and marketing efforts are evolving more slowly than expected. We have been relying to a significant degree on a sales force consisting of independent sales agents for the sale and marketing of our products. Market acceptance of our products, and thus our ability to become profitable, is largely dependent upon the competency of this sales force, whether they perform their duties in line with our expectations and their continued willingness to carry our products. We are exploring potential collaborations with other companies aimed at accelerating market penetration across a broader array of market segments, but we may not be able to enter into any such collaboration nor may such collaboration be successful even if we enter into one.

•	Our ability to develop and commercialize products will depend on market acceptance of those products. We are dependent upon the willingness of the medical community to learn about and try our products and then switch from currently used products to our products. In the event the community is reluctant or unwilling to utilize our products, our ability to generate profits will be significantly impaired. Commercial success is also dependent upon third party payor acceptance of our products.

•	Our ability to develop and commercialize certain products is dependent upon sufficient sources of supply for various raw materials. We may not be successful in procuring the types and quantities of raw materials necessary to commercialize certain orthobiologic products, which would significantly impair our ability to become profitable.

•	Future sales and profits are dependent upon obtaining and maintaining all necessary regulatory approvals. We have received clearances from the FDA for certain products as medical devices, which approvals must be maintained in order to commercialize these products. Similar FDA approval will need to be obtained for any new products in order to market those products. In addition, depending upon where we intend to engage in marketing activities, we may need to obtain the necessary approvals from the regulatory agencies of the applicable jurisdictions. Moreover, our manufacturing practices are regulated and periodically reviewed by the FDA. Failure to obtain and maintain the necessary regulatory approvals would significantly impair our ability to market our products and thus our ability to generate profits. Likewise, the marketing of our products and our profit generating capability would be impaired in the event approval of one or more of our products is limited or restricted by the FDA, either in conjunction with or subsequent to approval.
33

•	We are highly dependent on several principal members of our management and scientific staff. The loss of key personnel (or the inability to recruit key personnel) could have a material adverse effect on Therics’ business and results of operations, and could inhibit product research and development, commercialization and sales and marketing efforts. Failure to retain and recruit executive management in key areas, including sales and marketing and product research and development, could prevent us from achieving our business objectives.

•	We are dependent upon certain license rights, patents and other proprietary rights. Future success is dependent in part on our ability to maintain and enforce license, patent and other proprietary rights. Complex legal and technical issues define the strength and value of our intellectual property portfolio. While we own or license certain patents, the issuance of a patent does not establish conclusively either validity or enforceability.

•	The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that can determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered by biotechnology patents in the U.S. The biotechnology patent situation outside the U.S. is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the U.S. and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us.

•	Our business exposes us to potential product liability claims. The testing, manufacturing, marketing and sale of our products subject us to product liability risk, an inherent risk for our industry. A successful product liability action against us may have a material adverse effect on our business. Moreover, present insurance coverage may not be adequate to cover potential future product liability claims.

Business Segment Review

                    Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

Net Sales.  Net sales in Film Products were $413.3 million in 2004, $365.5 million in 2003 and $376.9 million in 2002. Net sales in 2002 include revenue related to volume shortfall payments of $9.3 million (none in 2003 and 2004). While we continue to have volume shortfall agreements in place for certain products, the majority of payments received in 2002 relate to older supply agreements for which volume commitments have expired. Total volume was 278.7 million pounds in 2004, 274.2 million pounds in 2003 and 303.2 million pounds in 2002. Total volume related to the business in Argentina sold in the third quarter of 2004 was 9.4 million pounds in 2004, 10.8 million pounds in 2003 and 10 million pounds in 2002.

                    See the executive summary beginning on page 15 for discussion of net sales and operating results for Film Products in 2004 compared with 2003.

                    Excluding the effects of volume shortfall payments, net sales and volume declines in 2003 compared with 2002 were primarily due to the loss of certain domestic backsheet business with P&G. Domestic backsheet net sales excluding volume shortfall payments were approximately $45 million in 2003 and $95 million in 2002.

                    We lost share in domestic backsheet as the market transitioned from products made from film to products made from laminates of film and nonwovens. We did not anticipate this market change and fell behind on the technology curve. Once initial business was lost, economies of scale began to increasingly favor the competition resulting in additional lost business. We have made a number of changes in response to losing this business, including increasing our marketing resources, conducting our own consumer research and selling to the broader marketplace. We also are continuously focused on reducing the cost of our products in light of competitive pricing pressures. While we continue to sell backsheet products on a global basis, our primary prospects for growth relate to:

•	Apertured films and nonwoven materials used as topsheets in feminine hygiene products (for example, our new apertured topsheet product for P&G’s sanitary napkin business);

•	Elastic materials used in baby diapers (for example, our elastic fastening components improve overall comfort and fit);

•	Materials used in adult incontinent products (for example, our elastic materials and transfer layers meet the growing need for adult incontinent products that improve the lifestyles of an aging population);

•	Films used for surface protection (for example, our protective film is used to protect automobiles and flat panel display components such as glass during fabrication, shipping and handling);

•	Films used for packaging (for example, our thin-gauge high density polyethylene film used as overwrap for tissue and towel products provides customers with cost savings and is readily printable and convertible on conventional processing equipment); and

•	Continued global expansion efforts.

                     Excluding domestic backsheet sales, net sales in Film Products grew at a compounded annual growth rate of approximately 12% from 2000-2004 (7% on a volume basis).

Operating Profit.  Operating profit in Film Products for 2004, 2003 and 2002 was as follows:

	(In Millions)
	2004	2003	2002

Operating profit as reported	$32.9	$39.9	$75.1

Volume shortfall payments	—	—	9.3
Unusual items:
Gain (loss) on terminations and revisions of contracts with P&G:
Proceeds from contract terminations and revisions	—	—	11.7
Related asset write-downs	—	—	(6.1)

Gain (loss) on terminations and revisions of contracts with P&G	—	—	5.6
Losses associated with plant shutdowns, asset impairments and restructurings and other unusual items	(10.4)	(5.8)	(2.9)

	(10.4)	(5.8)	2.7

Operating profit excluding volume shortfall payments, losses associated with plant shutdowns, asset impairments and restructurings and unusual items	$43.3	$45.7	$63.1

                    See the executive summary beginning on page 15 for discussion of net sales and operating results for Film Products in 2004 compared to 2003.

                    The decline in operating profit from ongoing operations excluding volume shortfall payments was $17.4 million or 28% in 2003 compared with 2002, and was almost entirely due to the loss of the domestic backsheet business with P&G discussed above.

Identifiable Assets.  Identifiable assets in Film Products increased to $472.8 million at December 31, 2004, from $422.3 million at December 31, 2003, due primarily to capital expenditures in excess of depreciation of $22.9 million (see the depreciation, amortization and capital expenditures section below for more information), higher accounts receivable and inventories supporting higher sales and appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar. See discussion regarding assets on page 23 for further information.

                    Identifiable assets in Film Products increased to $422.3 million at December 31, 2003, from $379.6 million at December 31, 2002, due primarily to capital expenditures in excess of depreciation of $37.4 million (see the depreciation, amortization and capital expenditures section below for more information) and appreciation of the Euro relative to the U.S. Dollar.

Depreciation, Amortization and Capital Expenditures.  Depreciation and amortization for Film Products was $22 million in 2004, up from $19.8 million in 2003 due to the relatively high level of capital expenditures in 2003 and 2004. We project depreciation expense for Film Products to increase to about $27 million in 2005.

                    Depreciation and amortization for Film Products was $19.8 million in 2003, down from $20.1 million in 2002. Depreciation expense in 2003 does not fully reflect significantly higher capital expenditures in 2003 since a large portion of the related assets were not placed in service by the end of the year.

                    Capital expenditures in Film Products in 2004 totaled $44.8 million and reflect the normal replacement of machinery and equipment and:

•	Expansion of production capacity at our films plant in Kerkrade, The Netherlands, including capacity for the new apertured topsheet product for P&G’s sanitary napkin business;

•	Construction of a new films plant in Guangzhou, China, including production capacity for apertured film used in feminine hygiene products;

•	Expansion of production capacity at our films plant in Shanghai, China, including capacity for breathable film used in personal care products and protective clothing;

•	Expansion of production capacity at our films plant in Lake Zurich, Illinois, including capacity for elastic materials used in diapers and photopolymer films used for surface protection;

•	Expansion of production capacity at our plant in Pottsville, Pennsylvania, including capacity for polyethylene film used for packaging and masking film used for surface protection; and

•	A new global information system.

Capital expenditures in Film Products in 2003 totaled $57.2 million and reflect the normal replacement of machinery and equipment and:

•	Machinery and equipment purchased to upgrade lines and expand capacity at our films plant in Kerkrade, The Netherlands, including adding capacity for the new apertured topsheet product for P&G’s sanitary napkin business;

•	Expansion of capacity at our films plant in Shanghai, China;

•	Construction of a new films plant in Guangzhou, China;

•	Expansion of our polypropylene and masking film capacity at our plant in Pottsville, Pennsylvania; and

•	Commencing the design and implementation of a new global information system.

                    See the executive summary beginning on page 15 for further discussion of historical and projected capital expenditures (including information on related capital indemnification, take-or-pay or similar arrangements) for Film Products.

Aluminum Extrusions

Net Sales and Operating Profit. Net sales in Aluminum Extrusions increased by 20% in 2004 (higher raw material-driven selling prices and higher volume) and declined 2% in 2003 (lower volume). Annual volume was 243.4 million pounds in 2004, 228.2 million pounds in 2003 and 234.3 million pounds in 2002 (see our market segments in the table on page 2).

                    See the executive summary beginning on page 15 for discussion of net sales and operating results for Aluminum Extrusions in 2004 compared with 2003.

                    Ongoing operating profit in Aluminum Extrusions declined by $12.2 million or 45% in 2003 due to appreciation of the Canadian Dollar against the U.S. Dollar (unfavorable impact of $3.8 million), higher energy costs (up $3.2 million), lower volume (unfavorable impact of $1.7 million) and higher insurance costs (up $1.6 million).

Identifiable Assets. Identifiable assets in Aluminum Extrusions increased to $210.9 million at December 31, 2004, from $185.3 million at December 31, 2003, due primarily to higher accounts receivable and inventories supporting higher sales and appreciation of the Canadian Dollar relative to the U.S. Dollar. See discussion regarding assets on page 23 for further information.

                      Identifiable assets in Aluminum Extrusions increased to $185.3 million at December 31, 2003, from $176.6 million at December 31, 2002, due primarily to the appreciation of the Canadian Dollar relative to the U.S. Dollar (positive impact of $6.8 million on the U.S. Dollar reported carrying value of property, plant and equipment).

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $10.9 million in 2004, $10.9 million in 2003 and $10.5 million in 2002.

                    Capital expenditures totaled $10 million in 2004, $8.3 million in 2003 and $4.8 million in 2002, and reflect the normal replacement of machinery and equipment. In addition, on November 21, 2003, we announced the acquisition of Apolo Tool and Die Manufacturing Inc. (“Apolo”) of Woodbridge, Ontario. The purchase price consisted of cash consideration of $1.6 million (including transaction costs of $110,000 and net cash acquired of $343,000). Apolo’s key capabilities include bending, CNC machining, drilling, mitering, punching, riveting, sawing and welding of aluminum extrusions and other materials. The company also has in-house tool and die design and manufacturing capability to support its fabrication services.

                    We project capital expenditures to be $13 million in 2005. We expect ongoing capital expenditures in Aluminum Extrusions in the $10 million range, with the excess in 2005 primarily relating to the shutdown of the Aurora Plant and the move of its largest press to our facility in Pickering, Ontario, including upgrading the press and enlarging the facility.

Therics

                    At Therics, sales and marketing efforts are evolving more slowly than expected, and we took steps in early January 2005 to reduce its expected loss rate from approximately $2.5 million to $2 million per quarter. We are exploring potential collaborations with other companies aimed at accelerating market penetration across a broader array of market segments.

Molecumetics

                    Operations at Molecumetics ceased on July 2, 2002, and results have been reported as discontinued operations. Cash flows relating to Molecumetics have not been separately disclosed in the consolidated statements of cash flows.

                    For the year ended December 31, 2002, the operating loss for Molecumetics was $5.9 million ($3.9 million after taxes), while revenues were $515,000. In addition to the operating loss, discontinued operations include a gain from the sale of intellectual property of $1.4 million ($891,000 after taxes) in 2003 and a loss on the disposal of $7.5 million ($4.9 million after taxes) in 2002. This loss on disposal is comprised of an impairment loss for assets of $4.9 million, severance and other employee-related costs of $1.4 million for 45 employees and estimated miscellaneous disposal costs of $1.2 million. The tangible assets were sold during the fourth quarter of 2002 for proceeds of $800,000.

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

                    Net proceeds from the sales totaled approximately $21.5 million. Additionally, in the first quarter of 2004 we received income tax recoveries of approximately $55 million from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments.

                    The agreements governing these transactions contain customary contingent indemnification provisions that Tredegar believes will not have a material effect on its financial position or results of operations.

                    The operating results from venture capital investment activities have been reported as discontinued operations. Cash flows from venture capital investment activities have not been separately disclosed in the consolidated statements of cash flows. A summary of venture capital investment activities from 2002 through disposal in 2003 is provided below:

	(In Thousands)
	2003	2002

Carrying value of venture capital investments, beginning of period	$93,765	$155,084
Venture capital investment activity for period: (pre-tax amounts):
New investments	2,807	20,373
Proceeds from the sale of investments, including broker receivables at end of period	(21,504)	(8,918)
Realized gains	—	4,454
Realized losses, write-offs and write-downs	(70,256)	(65,154)
(Decrease) increase in unrealized gain on available-for-sale securities	(917)	(12,074)
Carrying value of public securities retained by Tredegar Investments*	(3,895)	—

Carrying value of venture capital investments, end of period	$—	$93,765

Summary of amounts reported as discontinued operations in the consolidated statements of income:
Pretax gains (losses), net	$(70,256)	$(60,700)
Operating expenses (primarily management fee expenses)	(599)	(5,594)

Loss before income taxes	(70,855)	(66,294)
Income tax benefits	24,286	23,866

Loss from venture capital investment activities	$(46,569)	$(42,428)

*	At December 31, 2003, Tredegar Investments held 596,492 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 265,955 shares of Illumina, Inc. (NASDAQ: ILMN). These securities, which were related to Tredegar Investments’ earlier venture capital investment activities, were sold in 2004 for $7.2 million, including gains recognized of $6.1 million ($4 million after taxes). At December 31, 2003, these securities were classified as available-for-sale, included in the consolidated balance sheets in “Other assets and deferred charges” ($5.4 million market value) and stated at market value with unrealized gains reported directly in shareholders’ equity net of related deferred income taxes.
38

                    Discontinued operations in 2004 include an after-tax gain associated with venture capital investment activities of $2.9 million primarily related to the reversal of business and occupancy tax contingency accruals upon favorable resolution.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    See discussion of quantitative and qualitative disclosures about market risk beginning on page 28 in Management’s Discussion and Analysis.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    See the index on page 43 for references to management’s report on internal control over financial reporting, report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                    None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

                    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles in the United States of America and includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

                    Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.

                    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                    Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

                    Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 43-44.

Item 9B.     OTHER INFORMATION

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

                    Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

Norman A. Scher	67	President and Chief Executive Officer

Nancy M. Taylor	45	Senior Vice President of Strategy and Special Projects

Thomas G. Cochran	43	Vice President and President, Tredegar Film Products Corporation

Tammy H. Cummings	41	Vice President, Human Resources

D. Andrew Edwards	46	Vice President, Chief Financial Officer and Treasurer

Michael W. Giancaspro	49	Vice President, Business Development

Larry J. Scott	54	Vice President, Audit

W. Hildebrandt Surgner, Jr.	39	Vice President, General Counsel and Corporate Secretary

Norman A. Scher.   Mr. Scher was elected President and Chief Executive Officer effective September 10, 2001. Mr. Scher served as Executive Vice President and Chief Financial Officer from July 10, 1989 until September 10, 2001.

From July 10, 1989 until May 22, 1997, he served as Treasurer.

Nancy M. Taylor.   Ms. Taylor was elected Senior Vice President, Strategy and Special Projects effective November 1, 2004. Ms. Taylor served as Managing Director, European Operations, of Tredegar Film Products from January 1, 2003 until November 1, 2004. Ms. Taylor served as Vice President, Administration and Corporate Development from September 10, 2001 until February 12, 2003. Ms. Taylor served as Secretary from February 24, 1994 until February 12, 2003. She served as Vice President, Law, from November 18, 1998 until September 10, 2001, and served as General Counsel from May 22, 1997 until July 25, 2000.

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

                    We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer) and have posted the Code of Conduct on our web site. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on our web site. Our Internet address is www.tredegar.com. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

                    Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 12, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

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
42

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                    (a)       List of documents filed as a part of the report:

                                (1)            Financial statements:

Tredegar Corporation
Index to Financial Statements and Supplementary Data

(2) Financial statement schedules: None. (3) Exhibits: See Exhibit Index on pages 81-82. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tredegar Corporation

We have completed an integrated audit of Tredegar Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Richmond, Virginia
March 14, 2005

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2004	2003	2002

(In thousands, except per-share amounts)

Revenues:
Sales	$861,165	$738,651	$753,724
Other income (expense), net	15,604	7,853	546

	876,769	746,504	754,270

Costs and expenses:
Cost of goods sold	717,120	606,242	582,658
Freight	22,398	18,557	16,319
Selling, general and administrative	60,030	53,341	52,252
Research and development	15,265	18,774	20,346
Amortization of intangibles	330	268	100
Interest	3,171	6,785	9,352
Asset impairments and costs associated with exit and disposal activities	22,973	11,426	3,884
Unusual items	—	1,067	(6,147)

Total	841,287	716,460	678,764

Income from continuing operations before income taxes	35,482	30,044	75,506
Income taxes	9,222	10,717	26,881

Income from continuing operations	26,260	19,327	48,625

Discontinued operations:
Gain (loss) from venture capital investment activities (including an after-tax gain on a tax-related item of $2,275 in 2004 and an after-tax loss on the sale of the venture capital investment portfolio of $46,269 in 2003)	2,921	(46,569)	(42,428)
Income (loss) from operations of Molecumetics (including loss on disposal of $4,875 in 2002)	—	891	(8,728)

Income (loss) from discontinued operations	2,921	(45,678)	(51,156)

Net income (loss)	$29,181	$(26,351)	$(2,531)

Earnings (loss) per share:
Basic:
Continuing operations	$.69	$.51	$1.27
Discontinued operations	.08	(1.20)	(1.34)

Net income (loss)	$.77	$(.69)	$(.07)

Diluted:
Continuing operations	$.68	$.50	$1.25
Discontinued operations	.08	(1.19)	(1.32)

Net income (loss)	$.76	$(.69)	$(.07)

See accompanying notes to financial statements.
45

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2004	2003

(In thousands, except share amounts)

Assets
Current assets:
Cash and cash equivalents	$22,994	$19,943
Accounts and notes receivable, net	117,314	84,110
Income taxes recoverable	—	61,508
Inventories	65,360	49,572
Deferred income taxes	10,181	10,998
Prepaid expenses and other	4,689	5,015

Total current assets	220,538	231,146

Property, plant and equipment, at cost:
Land and land improvements	12,637	12,739
Buildings	90,830	80,581
Machinery and equipment	518,258	486,767

Total property, plant and equipment	621,725	580,087
Less accumulated depreciation	305,033	282,611

Net property, plant and equipment	316,692	297,476
Other assets and deferred charges	89,261	83,855
Goodwill and other intangibles (other intangibles of $1,939 in 2004 and $1,297 in 2003)	142,983	140,548

Total assets	$769,474	$753,025

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,852	$46,706
Accrued expenses	38,141	42,456
Income taxes payable	1,446	—
Current portion of long-term debt	13,125	8,750

Total current liabilities	116,564	97,912
Long-term debt	90,327	130,879
Deferred income taxes	71,141	66,276
Other noncurrent liabilities	11,000	10,559

Total liabilities	289,032	305,626

Commitments and contingencies (Notes 13 and 16) Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 38,597,522 shares in 2004 (including restricted stock) and 38,176,821 in 2003	109,450	104,991
Common stock held in trust for savings restoration plan (57,489 shares in 2004 and 53,871 in 2003)	(1,274)	(1,212)
Unearned compensation on restricted stock (120,000 shares in 2004)	(1,402)	—
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	2,770
Foreign currency translation adjustment	19,562	9,997
Gain on derivative financial instruments	884	444
Minimum pension liability	(1,156)	(880)
Retained earnings	354,378	331,289

Total shareholders’ equity	480,442	447,399

Total liabilities and shareholders’ equity	$769,474	$753,025

See accompanying notes to financial statements.
46

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2004	2003	2002

(In thousands)

Cash flows from operating activities:
Net income (loss)	$29,181	$(26,351)	$(2,531)
Adjustments for noncash items:
Depreciation	34,092	32,354	31,834
Amortization of intangibles	330	268	100
Deferred income taxes	1,947	37,370	7,690
Accrued pension income and postretirement benefits	(3,999)	(4,812)	(9,101)
Loss on venture capital investments	—	70,256	60,700
Gain on sale of corporate assets	(7,560)	(5,155)	—
Loss on equipment writedowns and divestitures	13,811	2,456	12,514
Allowance for doubtful accounts	—	—	1,207
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts and notes receivable	(31,711)	14,649	(15,718)
Inventories	(13,962)	(2,294)	1,641
Income taxes recoverable	61,538	(48,737)	(7,453)
Prepaid expenses and other	(258)	(763)	(1,579)
Accounts payable and accrued expenses	12,269	7,801	(12,686)
Other, net	(1,858)	(661)	(1,345)

Net cash provided by operating activities	93,820	76,381	65,273

Cash flows from investing activities:
Capital expenditures	(55,651)	(65,808)	(31,336)
Acquisitions (net of cash acquired of $343 in 2003)	(1,420)	(1,579)	—
Novalux investment in 2004 and venture capital investments in 2003 and 2002	(5,000)	(2,807)	(20,373)
Proceeds from the sale of venture capital investments	—	21,504	8,918
Proceeds from the sale of corporate assets and property disposals	10,209	9,602	2,020
Other, net	1,553	2,600	(1,317)

Net cash used in investing activities	(50,309)	(36,488)	(42,088)

Cash flows from financing activities:
Dividends paid	(6,154)	(6,103)	(6,134)
Debt principal payments	(72,750)	(255,000)	(5,218)
Borrowings	36,573	135,349	—
Repurchases of Tredegar common stock	—	(5,170)	(1,429)
Proceeds from exercise of stock options	1,871	1,046	2,714

Net cash used in financing activities	(40,460)	(129,878)	(10,067)

Increase (decrease) in cash and cash equivalents	3,051	(89,985)	13,118
Cash and cash equivalents at beginning of period	19,943	109,928	96,810

Cash and cash equivalents at end of period	$22,994	$19,943	$109,928

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$3,264	$6,709	$9,301
Income tax payments (refunds), net	$(50,006)	$(1,701)	$(3,660)

See accompanying notes to financial statements.
47

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

						Accumulated Other Comprehensive Income (Loss)

			Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compen- sation	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability	Total Share– holders’ Equity
	Common Stock

	Shares	Amount

(In thousands, except share and per-share data)

Balance December 31, 2001	38,142,404	$107,104	$372,408	$(1,212)	$—	$8,314	$(6,007)	$(2,708)	$—	$477,899

Comprehensive income (loss):
Net loss	—	—	(2,531)	—	—	—	—	—	—	(2,531)
Other comprehensive income (loss):
Available–for–sale securities adjustment, net of reclassification adjustment (net of tax of $4,346)	—	—	—	—	—	(7,728)	—	—	—	(7,728)
Foreign currency translation adjustment (net of tax of $940)	—	—	—	—	—	—	1,585	—	—	1,585
Derivative financial instruments adjustment (net of tax of $1,041)	—	—	—	—	—	—	—	1,866	—	1,866
Minimum pension liability adjustment (net of tax of $1,821)	—	—	—	—	—	—	—	—	(3,310)	(3,310)

Comprehensive loss										(10,118)
Cash dividends declared ($.16 per share)	—	—	(6,134)	—	—	—	—	—	—	(6,134)
Repurchases of Tredegar common stock	(110,700)	(1,429)	—	—	—	—	—	—	—	(1,429)
Issued upon exercise of stock options (including related income tax benefits of $1,250) & other	291,321	2,714	—	—	—	—	—	—	—	2,714

Balance December 31, 2002	38,323,025	108,389	363,743	(1,212)	—	586	(4,422)	(842)	(3,310)	462,932

Comprehensive income (loss):
Net loss	—	—	(26,351)	—	—	—	—	—	—	(26,351)
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,228)	—	—	—	—	—	2,184	—	—	—	2,184
Foreign currency translation adjustment (net of tax of $7,788)	—	—	—	—	—	—	14,419	—	—	14,419
Derivative financial instruments adjustment (net of tax of $715)	—	—	—	—	—	—	—	1,286	—	1,286
Minimum pension liability adjustment (net of tax of $1,347)	—	—	—	—	—	—	—	—	2,430	2,430

Comprehensive loss										(6,032)
Cash dividends declared ($.16 per share)	—	—	(6,103)	—	—	—	—	—	—	(6,103)
Repurchases of Tredegar common stock	(406,400)	(5,170)	—	—	—	—	—	—	—	(5,170)
Issued upon exercise of stock options (including related income tax benefits of $726) & other	260,196	1,772	—	—	—	—	—	—	—	1,772

Balance December 31, 2003	38,176,821	104,991	331,289	(1,212)	—	2,770	9,997	444	(880)	447,399

Comprehensive income (loss):
Net income	—	—	29,181	—	—	—	—	—	—	29,181
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,556)	—	—	—	—	—	(2,770)	—	—	—	(2,770)
Foreign currency translation adjustment (net of tax of $4,500)	—	—	—	—	—	—	8,404	—	—	8,404
Reclassification of foreign currency translation loss realized on the sale of the films business in Argentina (net of tax of $625)	—	—	—	—	—	—	1,161	—	—	1,161
Derivative financial instruments adjustment (net of tax of $247)	—	—	—	—	—	—	—	440	—	440
Minimum pension liability adjustment (net of tax of $149)	—	—	—	—	—	—	—	—	(276)	(276)

Comprehensive income										36,140
Cash dividends declared ($.16 per share)	—	—	(6,154)	—	—	—	—	—	—	(6,154)
Repurchases of Tredegar common stock	—	—	—	—	—	—	—	—	—	—
Restricted stock grant, net of forfeitures	120,000	1,674	—	—	(1,674)	—	—	—	—	—
Restricted stock amortization	—	—	—	—	272	—	—	—	—	272
Issued upon exercise of stock options (including related income tax benefits of $868) & other	300,701	2,785	—	—	—	—	—	—	—	2,785
Tredegar common stock purchased by trust for savings restoration plan	—	—	62	(62)	—	—	—	—	—	—

Balance December 31, 2004	38,597,522	$109,450	$354,378	$(1,274)	$(1,402)	$—	$19,562	$884	$(1,156)	$480,442

See accompanying notes to financial statements.
48

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries (In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (“Tredegar”) are engaged in the manufacture of plastic films and aluminum extrusions. We also have developed and are marketing an initial line of bone graft substitutes through our Therics subsidiary. See Note 17 regarding discontinued operations.

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

                The financial statements of foreign subsidiaries where the U.S. Dollar is the functional currency, and which have certain transactions in a local currency, are remeasured as if the functional currency were the U.S. Dollar. The remeasurement of local currencies into U.S. Dollars creates translation adjustments that are included in income.

                Transaction and remeasurement gains or losses included in income were not material in 2004, 2003 and 2002. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our foreign locations that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2004 and 2003, Tredegar had cash and cash equivalents of $22,994 and $19,943, respectively, including funds held in foreign locations of $21,410 and $16,188, respectively.

                Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Accounts and Notes Receivable.  Accounts receivable are stated at cash due from customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms (average days sales outstanding are in the 50-day range for our plastic films business and 45-day range for our aluminum extrusions business). Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on our assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include insurance recoveries due within one year and value-added taxes related to certain foreign subsidiaries.

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

                Property, plant and equipment include capitalized interest of $762 in 2004, $593 in 2003 and $674 in 2002.

                Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 40 years for buildings and land improvements and 3 to 25 years for machinery and equipment.

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

                The components of goodwill and other intangibles at December 31, 2004 and 2003, and related amortization periods are as follows:

December 31	2004	2003	Amortization Periods

Carrying value of goodwill:
Film Products	$103,788	$102,962	Not amortized
Aluminum Extrusions	33,764	32,797	Not amortized
Therics	3,492	3,492	Not amortized

Total carrying value of goodwill	141,044	139,251

Carrying value of other intangibles:
Film Products (cost basis of $1,575 & $603, respectively)	990	124	Not more than 17 yrs.
Therics (cost basis of $2,236 in both years)	949	1,173	10 years

Total carrying value of other intangibles	1,939	1,297

Total carrying value of goodwill and other intangibles	$142,983	$140,548

A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2004 is as follows:

	2004	2003	2002

Goodwill and other intangibles:
Net carrying value, beginning of year	$140,548	$137,339	$136,488
Amortization	(330)	(268)	(100)
Increase due to foreign currency translation and other	2,765	3,477	951

Net carrying value, end of year	142,983	140,548	137,339
Goodwill and other intangibles related to Therics classified as non-current assets held for sale in the consolidated balance sheets	—	—	(5,057)

Total carrying value of goodwill and other intangibles	$142,983	$140,548	$132,282

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

Revenue Recognition.  Revenue from the sale of products, which is shown net of estimated sales returns and allowances, is recognized when delivery of product to the customer has occurred, the price of the product is fixed and determinable, and collectibility is reasonably assured. Amounts billed to customers related to freight have been classified as sales in the accompanying consolidated statements of income. The cost of freight has been classified as a separate line in the accompanying consolidated statements of income.

Research & Development (“R&D”) Costs.  R&D costs are expensed as incurred and include primarily salaries, wages, employee benefits, equipment depreciation, facility costs and the cost of materials consumed relating to R&D efforts. R&D costs include a reasonable allocation of indirect costs.

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

Earnings Per Share.  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2004	2003	2002

Weighted average shares outstanding used to compute basic earnings (loss) per share	38,294,996	38,096,001	38,267,780
Incremental shares attribute to stock options and restricted stock	211,688	345,009	601,452

Shares used to compute diluted earnings (loss) per share	38,506,684	38,441,010	38,869,232

                Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2004, 2003 and 2002, 2,073,990, 2,425,575 and 2,052,610 of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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
51

Had compensation cost for stock option grants been determined in 2004, 2003 and 2002 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002

Income from continuing operations: As reported	$26,260	$19,327	$48,625
Stock option-based employee compensation cost, net of tax, based on the fair value method	(2,133)	(2,194)	(2,268)

Pro forma income from continuing operations	$24,127	$17,133	$46,357

Basic earnings per share from continuing operations:
As reported	$.69	$.51	$1.27
Pro forma	.63	.45	1.21

Diluted earnings per share from continuing operations:
As reported	$.68	$.50	$1.25
Pro forma	.63	.45	1.19

                Compensation cost related to stock-based compensation (restricted stock grants) included in determining net income from continuing operations was $272 in 2004, $95 in 2003 and $203 in 2002.

                The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing Tredegar stock options granted during 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Dividend yield	1.2%	1.0%	.9%
Volatility percentage	45.0%	45.0%	45.0%
Weighted average risk-free interest rate	3.1%	4.0%	4.7%
Holding period (years):
Officers	n/a	7.0	7.0
Management	5.0	5.0	5.0
Other employees	3.0	n/a	3.0
Weighted average market prices at date of grant (market price equals exercise price):
Officers and management	$13.97	$16.44	$18.71
Other employees	13.95	n/a	18.90

Tredegar Stock options granted during 2004, 2003 and 2002, and related estimated fair value at the date of grant, are as follows:

	2004	2003	2002

Stock options granted (number of shares):
Officers	n/a	10,000	181,000
Management	176,950	5,000	345,200
Other employees	161,675	n/a	98,300

Total	338,625	15,000	624,500

Estimated weighted average fair value of options per share at date of grant (exercise price equaled market price on date of grant) Officers	n/a	$7.93	$9.14
Management	$5.54	6.51	8.02
Other employees	4.32	n/a	6.20

Total estimated fair value of stock options granted	$1,679	$112	$5,033

                The table above excludes stock options granted to a consultant in 2004. The estimated fair value related to that grant of $50 was expensed in 2004 in conjunction with services rendered. Additional disclosure of Tredegar stock options is included in Note 10.

                Therics stock options granted in 2004 and assumptions used in determining related pro forma compensation expense are as follows (there were no significant grants of Therics stock options in 2003 and 2002):

Assumptions Used in Determining Pro Forma Comp. Expense for Therics Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes		Other assumptions and items:
options-pricing model:		Vesting period (years)	0.4 - 4
Dividend yield	0.0%	Therics stock options granted:
Volatility percentage (a)	95%	3rd quarter 2004	7,906,149
Weighted average risk-free interest rate	4.1%	1st quarter 2004	30,809,000
Holding period (years)	7.0	Aggregate estimated fair value of options at date of grant:
Weighted average estimated fair value per share of underlying stock at date of grant (b)	$ .090	3rd quarter 2004	$584
Weighted average estimated fair value of options per share at date of grant	$ .074	1st quarter 2004	$2,271
		Therics voting stock issued and outstanding at 12/31/04 (all held by Tredegar)	202,829,760
		Therics stock options outstanding at 12/31/04 (all held by Therics employees)	40,498,133

(a)	Volatility estimated for Therics based on Orthovita, Inc. (NASDAQ: VITA), a comparable company.

(b)	Estimated fair value of underlying stock equaled the stock option exercise price at date of grant.
53

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

                The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

	2004	2003	2002

Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	$1,872	$7,294	$(9,419)
Income taxes	(655)	(2,626)	3,391
Reclassification adjustment for net losses (gains) realized in income	(6,134)	(3,851)	(2,656)
Income taxes	2,147	1,367	956

Available-for-sale securities adjustment	$(2,770)	$2,184	$(7,728)

Recently Issued Accounting Standards.   In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment. This statement requires that the cost of employee services received in exchange for equity instruments be measured based on the fair value of the award on the grant date. The statement also requires that the cost be recognized over the employee service period required to receive the award. The statement applies to awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow. The primary impact of adoption on Tredegar will be the recognition of compensation expense for stock options granted. Currently, we disclose the pro forma effects of treating stock option grants as compensation expense under the fair value-based method (see the relevant section above). We expect to continue to use the Black-Scholes options-pricing model to determine the estimated fair value of option grants but are still evaluating our transition method. We believe that the pro forma effects that have been disclosed are not materially different from compensation expense that would have been recognized if this standard had been previously adopted.

                In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be expensed as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow, and we do not expect it to have a significant impact on amounts reported in the consolidated statement of income and balance sheet.

                In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We do not expect that the tax benefits resulting from the AJCA will have a material impact on our financial statements.

2                  ACQUISITIONS AND INVESTMENTS

On July 23, 2004, a subsidiary of Tredegar purchased the assets of Yaheng Perforated Film Material Co., Ltd. (“Yaheng”) for approximately $1,420. Yaheng, based in Shanghai, China, has 21 employees and manufactures apertured nonwovens used primarily in personal care markets. The purchase price was allocated to accounts receivable ($26), inventories ($45), property, plant and equipment ($288), patents ($822), employment agreements ($150), goodwill ($215), deferred income tax liabilities ($56) and accrued expenses ($70). Property, plant and equipment is being depreciated on a straight-line basis over approximately 10 years, patents are being amortized on a straight-line basis over approximately 7 years, and employment agreements are being amortized on a straight-line basis over approximately 3 years.

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

The operating results for the acquired businesses have been included in the consolidated statements of income since the date acquired. Pro forma results for these acquisitions are immaterial.

                In August of 2004, we invested $5,000 in Novalux, Inc., representing an ownership interest of approximately 18% (15% on a fully diluted basis). Novalux, based in Sunnyvale, California, is developing and commercializing a laser technology for use in a variety of applications, including flat panel displays for home theaters. We are already participating in the growing flat panel display market with our surface protection films. The investment in Novalux, which is included in “Other assets and deferred charges” in the consolidated balance sheet, is being accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value.

3 BUSINESS SEGMENTS

                Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $226,122 in 2004, $207,049 in 2003 and $242,760 in 2002. These amounts include plastic film sold to others that convert the film into materials used in products manufactured by P&G.

	Net Sales
	2004	2003	2002

Film Products	$413,257	$365,501	$376,904
Aluminum Extrusions	425,130	354,593	360,293
Therics	380	—	208

Total net sales	838,767	720,094	737,405
Add back freight	22,398	18,557	16,319

Sales as shown in consolidated statements of income	$861,165	$738,651	$753,724

	Operating Profit
	2004	2003	2002

Film Products:
Ongoing operations	$43,259	$45,676	$72,307
Plant shutdowns, asset impairments and restructurings (a)	(10,438)	(5,746)	(3,397)
Unusual items (a)	—	—	6,147

Aluminum Extrusions:
Ongoing operations	22,637	15,117	27,304
Plant shutdowns, asset impairments and restructurings (a)	(10,553)	(644)	(487)
Gain on sale of land (a)	—	1,385	—
Other (a)	7,316	—	—

Therics:
Ongoing operations	(9,763)	(11,651)	(13,116)
Restructurings (a)	(2,041)	(3,855)	—
Unusual items (a)	—	(1,067)	—

Total	40,417	39,215	88,758
Interest income	350	1,183	1,934
Interest expense	3,171	6,785	9,352
Gain on sale of corporate assets (a)	7,560	5,155	—
Corporate expenses, net (a)	9,674	8,724	5,834

Income from operations continuing operations before income taxes	35,482	30,044	75,506
Income taxes (a)	9,222	10,717	26,881

Income from continuing operations	26,260	19,327	48,625
Income (loss) from discontinued operations (a)	2,921	(45,678)	(51,156)

Net income (loss)	$29,181	$(26,351)	$(2,531)

(a)	See Note 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains from sale of assets and other items, and Note 17 for more information on discontinued operations.

(b)	The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $22,398 in 2004, $18,557 in 2003 and $16,319 in 2002.

(c)	Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in foreign locations of $21,410, $16,188 and $16,550 at December 31, 2004, 2003, and 2002, respectively. Export sales relate almost entirely to Film Products. Foreign operations in The Netherlands, Hungary, China, Italy, Brazil and Argentina (operations in Argentina were sold in the third quarter of 2004) also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Foreign operations in Canada relate to Aluminum Extrusions. Sales from our locations in Canada are primarily to customers located in the U.S. and Canada. Certain previously reported amounts have been reclassified to conform to the current presentation.
56

	Identifiable Assets
December 31	2004	2003	2002

Film Products	$472,810	$422,321	$379,635
Aluminum Extrusions	210,894	185,336	176,631
Therics	8,613	8,917	10,643

Subtotal	692,317	616,574	566,909
General corporate	54,163	61,508	52,412
Income taxes recoverable from sale of venture capital investment portfolio	—	55,000	—
Cash and cash equivalents (c)	22,994	19,943	109,928

Continuing operations	769,474	753,025	729,249
Discontinued operations:
Venture capital	—	—	108,713
Molecumetics	—	—	—

Total	$769,474	$753,025	$837,962

	Depreciation and Amortization			Capital Expenditures
	2004	2003	2002	2004	2003	2002

Film Products	$21,967	$19,828	$20,085	$44,797	$57,203	$24,063
Aluminum Extrusions	10,914	10,883	10,506	10,007	8,293	4,799
Therics	1,300	1,641	463	275	219	1,621

Subtotal	34,181	32,352	31,054	55,079	65,715	30,483
General corporate	241	270	353	572	93	60

Continuing operations	34,422	32,622	31,407	55,651	65,808	30,543
Discontinued operations:
Venture capital	—	—	—	—	—	—
Molecumetics	—	—	527	—	—	793

Total	$34,422	$32,622	$31,934	$55,651	$65,808	$31,336

	Net Sales by Geographic Area (c)
	2004	2003	2002

United States	$441,891	$383,204	$416,189
Exports from the United States to:
Canada	27,663	25,188	24,026
Latin America	16,668	17,915	20,711
Europe	15,768	25,157	22,720
Asia	31,617	21,510	27,480
Foreign operations:
Canada	147,145	125,347	130,356
The Netherlands	66,856	43,954	28,720
Hungary	34,721	32,204	31,156
China	25,291	17,426	14,202
Italy	12,423	12,698	9,402
Brazil and Argentina	18,724	15,491	12,443

Total (b)	$838,767	$720,094	$737,405

	Identifiable Assets by Geographic Area (c)			Property, Plant & Equipment, Net by Geographic Area (c)
December 31	2004	2003	2002	2004	2003	2002

United States	$427,240	$394,415	$515,542	$163,383	$159,127	$158,979
Foreign operations:
Canada	92,290	86,564	78,544	38,610	44,179	38,383
The Netherlands	75,449	47,809	15,843	58,370	38,956	10,036
Hungary	27,308	26,815	27,022	19,371	20,449	21,596
China	38,713	29,233	15,565	25,684	22,577	10,597
Italy	20,785	20,951	14,486	3,991	3,826	2,351
Brazil and Argentina	10,532	10,787	8,620	5,037	5,295	4,751
General corporate	54,163	61,508	52,412	2,246	3,067	3,910
Income taxes recoverable from sale of venture capital investment portfolio	—	55,000	—	n/a	n/a	n/a
Cash and cash equivalents (c)	22,994	19,943	109,928	n/a	n/a	n/a

Total	$769,474	$753,025	$837,962	$316,692	$297,476	$250,603

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.
57

4 ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

December 31	2004	2003

Trade, less allowance for doubtful accounts and sales returns of $5,313 in 2004 and $4,448 in 2003	$109,347	$79,409
Other	7,967	4,701

Total	$117,314	$84,110

5 INVENTORIES

Inventories consist of the following:

December 31	2004	2003

Finished goods	$13,452	$9,190
Work-in-process	3,097	3,294
Raw materials	36,567	25,730
Stores, supplies and other	12,244	11,358

Total	$65,360	$49,572

Inventories stated on the LIFO basis amounted to $20,837 at December 31, 2004 and $18,030 at December 31, 2003, which are below replacement costs by approximately $20,867 at December 31, 2004 and $16,289 at December 31, 2003.

6 FINANCIAL INSTRUMENTS

                 In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. The futures contracts are designated as and accounted for as cash flow hedges. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The amount of aluminum futures contracts that hedged fixed-price forward sales contracts was $11,253 (14,410 pounds of aluminum) at December 31, 2004, and $8,137 (12,210 pounds of aluminum) at December 31, 2003.

                We use interest rate swaps to manage interest rate exposure. There were no interest rate swaps outstanding at December 31, 2004 and 2003. Interest rate swaps outstanding during 2003 and 2002 (there were none outstanding in 2004) were designated as and accounted for as cash flow hedges (see Note 8). Counterparties to our interest rate swaps consisted of large major financial institutions.

                After-tax gains of $1,230 in 2004 and $395 in 2003 and after-tax losses of $1,512 in 2002, were reclassified from other comprehensive income to earnings and were offset by losses or gains, respectively, from transactions relating to the underlying hedged item. As of December 31, 2004, we expect $884 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. We also expect that these gains will be offset by losses from transactions relating to the underlying hedged item.

7 ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31	2004	2003

Payrolls, related taxes and medical and other benefits	$7,946	$12,830
Workmen’s compensation and disabilities	3,806	3,566
Vacation	4,560	4,435
Plant shutdowns and divestitures	8,485	5,192
Other	13,344	16,433

Total	$38,141	$42,456

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for each of the three years in the period ended December 31, 2004 is as follows:

	Severance	Asset Impairments	Accelerated Depreciation*	Other	Total

Balance at December 31, 2001	$538	$—	$—	$4,385	$4,923
2002:
Charges	826	1,457	—	1,601	3,884
Cash spent	(893)	—	—	(4,952)	(5,845)
Charged against assets	—	(1,457)	—	—	(1,457)
Reversed to income	(97)	—	—	—	(97)

Balance at December 31, 2002	374	—	—	1,034	1,408
2003:
Charges	5,505	1,051	1,733	3,137	11,426
Cash spent	(3,773)	—	—	(1,085)	(4,858)
Charged against assets	—	(1,051)	(1,733)	—	(2,784)
Reversed to income	—	—	—	—	—

Balance at December 31, 2003	2,106	—	—	3,086	5,192
2004:
Charges	6,456	11,554	2,572	2,450	23,032
Cash spent	(3,732)	—	—	(2,112)	(5,844)
Charged against assets	—	(11,554)	(2,572)	—	(14,126)
Foreign currency translation	261	—	—	—	261
Reversed to income	—	—	—	(30)	(30)

Balance at December 31, 2004	$5,091	$—	$—	$3,394	$8,485

*	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

See Note 15 for more information on plant shutdowns, asset impairments and restructurings.
59

8 DEBT AND CREDIT AGREEMENTS

On October 17, 2003, we refinanced our debt with a new $250,000 credit agreement (the “Credit Agreement”) consisting of a $175,000 three-year revolving credit facility and a $75,000 three-year term loan. The amount available under the revolving credit facility was reduced by $50,000 (from $175,000 to $125,000) in the first quarter of 2004 upon the receipt of the approximately $55,000 in income tax recoveries related to the sale of the venture capital portfolio (see Note 17). At December 31, 2004, available credit under the revolving credit facility was approximately $91,000. Total debt due and outstanding at December 31, 2004 is summarized below:

Debt Due and Outstanding at December 31, 2004

	Credit Agreement
Year Due	Revolver	Term Loan	Other	Total Debt Due

2005	$—	$13,125	$—	$13,125
2006	33,000	51,250	4,637	88,887
2007	—	—	361	361
2008	—	—	264	264
2009	—	—	269	269
Remainder	—	—	546	546

Total	$33,000	$64,375	$6,077	$103,452

The credit spread over LIBOR and commitment fees charged on the unused amount under the credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR
Indebtedness-to- Adjusted EBITDA Ratio	Revolver ($33 Million Outstanding at 12/31/04)	Term Loan ($64 Million Outstanding at 12/31/04)	Commitment Fee

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

                At December 31, 2004 and 2003, we had no interest rate swaps outstanding and the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

                The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000;

•	Minimum shareholders’ equity ($344,248 as of December 31, 2004);

•	Maximum indebtedness-to-adjusted EBITDA of 3x (2.5x on a pro forma basis for acquisitions); and

•	Minimum adjusted EBIT-to-interest expense of 2.5x.

                We believe we were in compliance with all of our debt covenants as of December 31, 2004. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

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

                The Rights will expire on June 30, 2009.

10 STOCK OPTION AND STOCK AWARD PLANS

                We have two stock option plans under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. One of those option plans is a directors’ stock plan. In addition, we have three other stock option plans under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest one to two years from the date of grant. The outstanding options granted to directors vest over three years. The option plans also permit the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. No SARs have been granted since 1992. All SARs outstanding at December 31, 2001, were exercised during 2002.

                A summary of our stock options outstanding at December 31, 2004, 2003 and 2002, and changes during those years, is presented below:

			Option Exercise Price/Share
	Number of Shares
						Wgted.
	Options	SARs	Range			Ave.

Outstanding at 12/31/01	2,877,020	104,100	$2.70	to	$46.63	$18.94
Granted in 2002	624,500	—	14.56	to	18.90	18.74
Lapsed in 2002	(57,150)	—	18.90	to	21.50	19.36
Exercised in 2002	(283,490)	(104,100)	2.70	to	23.13	4.87

Outstanding at 12/31/02	3,160,880	—	3.37	to	46.63	20.16
Granted in 2003	15,000	—	16.19	to	16.57	16.44
Lapsed in 2003	(179,970)	—	16.55	to	46.63	24.75
Exercised in 2003	(273,300)	—	3.37	to	8.38	4.68

Outstanding at 12/31/03	2,722,610	—	3.37	to	46.63	21.39
Granted in 2004	348,425	—	13.95	to	14.50	13.97
Lapsed in 2004	(102,175)	—	7.38	to	46.63	23.28
Exercised in 2004	(306,870)	—	3.37	to	19.75	6.99

Outstanding at 12/31/04	2,661,990	—	$4.17	to	$46.63	$22.01

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2004:

			Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004

				Weighted Average

Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$4.17	to	$9.67	199,735	1.0	$7.81	199,735	$7.81
9.68	to	17.88	617,650	4.6	15.12	272,050	16.45
17.89	to	19.75	831,600	3.1	19.22	831,600	19.22
19.76	to	25.65	401,650	1.7	22.95	401,650	22.95
25.66	to	34.97	347,355	1.6	31.52	347,355	31.52
34.98	to	46.63	264,000	1.0	43.72	264,000	43.72

$4.17	to	$46.63	2,661,990	2.7	$22.01	2,316,390	$23.19

                Stock options exercisable totaled 2,127,610 shares at December 31, 2003 and 2,556,980 shares at December 31, 2002. Stock options available for grant totaled 2,030,300 shares at December 31, 2004, 642,625 shares at December 31, 2003 and 618,125 shares at December 31, 2002.

                During the first quarter of 2004, we also granted 125,000 shares of restricted Tredegar common stock to senior management (5,000 shares were cancelled when an employee left the company prior to vesting). The price on the date of grant was $13.95 per share, and compensation expense of approximately $1,674 is being amortized over the vesting period of five years, subject to accelerated vesting based on meeting certain financial targets.

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

                 Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

	Pension Benefits			Other Post- Retirement Benefits

	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increases	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increases	4.00%	4.50%	5.00%	4.00%	4.50%	5.00%
Expected long-term return on plan assets, during the year	8.40%	8.60%	9.00%	n/a	n/a	n/a
Rate of increase in per-capita cost of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit income (cost):
Service cost	$(5,519)	$(5,851)	$(4,397)	$(115)	$(101)	$(103)
Interest cost	(12,283)	(11,842)	(11,680)	(562)	(584)	(578)
Employee contributions	443	323	220	—	—	—
Other	(212)	(98)	(87)	—	—	—
Expected return on plan assets	22,678	23,003	23,701	—	—	—
Amortization of:
Net transition asset	7	8	20	—	—	—
Prior service costs and gains or losses	(491)	(89)	1,941	53	43	64

Net periodic benefit income (cost)	$4,623	$5,454	$9,718	$(624)	$(642)	$(617)

The following tables reconcile the changes in benefit obligations and plan assets in 2004 and 2003, and reconcile the funded status to prepaid or accrued cost at December 31, 2004 and 2003:

	Pension Benefits		Other Post- Retirement Benefits

	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$196,460	$179,118	$9,440	$8,994
Service cost	5,519	5,851	115	101
Interest cost	12,283	11,842	562	584
Plan amendments	88	263	—	—
Effect of discount rate change	6,997	12,621	377	522
Employee contributions	443	323	—	—
Other	2,087	(4,368)	25	(318)
Benefits paid	(9,840)	(9,190)	(525)	(443)

Benefit obligation, end of year	$214,037	$196,460	$9,994	$9,440

Change in plan assets:
Plan assets at fair value, beginning of year	$233,759	$208,473	$—	$—
Actual return on plan assets	22,428	32,270	—	—
Employee contributions	443	323	—	—
Employer contributions	830	1,982	525	443
Other	(115)	(99)	—	—
Benefits paid	(9,840)	(9,190)	(525)	(443)

Plan assets at fair value, end of year	$247,505	$233,759	$—	$—

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$33,468	$37,300	$(9,993)	$(9,440)
Unrecognized net transition (asset) obligation	—	(8)	—	—
Unrecognized prior service cost	3,421	3,689	—	—
Unrecognized net (gain) loss	44,859	34,994	(20)	(448)

Prepaid (accrued) cost, end of year	$81,748	$75,975	$(10,013)	$(9,888)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$81,748	$75,975	$—	$—
Accrued benefit liability	(3,000)	(2,650)	(10,013)	(9,888)
Intangible asset	1,222	1,296	—	—
Deferred tax liability	622	474	—	—
Accumulated other comprehensive loss	1,156	880	—	—

Net amount recognized	$81,748	$75,975	$(10,013)	$(9,888)

                Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

                At December 31, 2004, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

Expected benefit payments over the next five years and in the aggregate for 2010-2014 are as follows:

Years	Pension Benefits	Other Post- Retirement Benefits

2005	$9,404	$489
2006	9,763	510
2007	10,123	534
2008	10,966	559
2009	11,654	594
2010 - 2014	69,713	3,384

                Prepaid pension cost of $81,748 at December 31, 2004 and $75,975 at December 31, 2003, is included in “Other assets and deferred charges” in the consolidated balance sheets. The accrued benefit liability of $3,000 and the intangible asset of $1,222 at December 31, 2004, and the accrued benefit liability of $2,650 and the intangible asset of $1,296 at December 31, 2003, are also included in “Other assets and deferred charges” in the consolidated balance sheets. Accrued postretirement benefit cost of $10,013 at December 31, 2004 and $9,888 at December 31, 2003, is included in “Other noncurrent liabilities” in the consolidated balance sheets.

                The percentage composition of assets held by pension plans at December 31, 2004 and 2003, and the current expected long-term return on assets are as follows:

December 31	% Composition of Plan Assets		Expected Long-term Return %

	2004	2003

Pension plans related to operations in the U.S.:
Low-risk fixed income securities	18.1%	23.3%	5.3%

Large capitalization equity securities	19.6	18.7	9.0
Mid-capitalization equity securities	7.3	6.6	9.3
Small-capitalization equity securities	4.1	3.4	10.2
International equity securities	19.1	17.6	10.2

Total equity securities	50.1	46.3	9.6

Hedge and private equity funds	20.9	20.1	9.3
Other assets	2.5	2.6	4.0

Total for pension plans related to operations in the U.S.	91.6	92.3	8.5

Pension plans related to operations in Canada	8.4	7.7	7.0

Total	100.0%	100.0%	8.4%

                Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2004. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities and risk premiums. For pension plans related to operations in the U.S., the portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next five years. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds have a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 14 years. We expect our required contributions to be about $600 in 2005.

                The accumulated benefit obligation was $196,715 at December 31, 2004 and $180,432 at December 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $10,132, $10,132 and $8,199, respectively, at December 31, 2004, and $8,753, $8,753 and $6,409, respectively, at December 31, 2003.

                We also have a non-qualified supplemental pension plan covering certain employees. The plan is designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,081 at December 31, 2004 and $2,197 at December 31, 2003. Pension expense recognized was $275 in 2004, $249 in 2003 and $255 in 2002. This information has been included in the preceding pension benefit tables.

12           SAVINGS PLAN

                We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee’s contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,716 in 2004, $2,697 in 2003 and $2,573 in 2002. Our liability under the restoration plan was $1,288 at December 31, 2004 (consisting of 63,730 phantom shares of common stock) and $1,057 at December 31, 2003 (consisting of 68,068 phantom shares of common stock) valued at the closing market price on those dates.

                The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of our common stock in 1998 for $192 and 46,671 shares of our common stock in 1997 for $1,020, as a partial hedge against the phantom shares held in the restoration plan. There have been no shares purchased since 1997 except for re-invested dividends. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

13           RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

Rental expense for continuing operations was $4,549 in 2004, $3,822 in 2003 and $3,744 in 2002. Rental commitments under all non-cancelable operating leases as of December 31, 2004, are as follows:

Year	Amount

2005	$2,925
2006	2,847
2007	2,717
2008	2,488
2009	1,760
Remainder	2,645

Total	$15,382

                Therics has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $9,663. These future rental commitments are included in the above table. Sublease rental commitments relating to excess space at Therics total about $1,000 (excluded from the above table).

                Contractual obligations for plant construction and purchases of real property and equipment amounted to $16,108 at December 31, 2004 and $7,726 at December 31, 2003.

14 INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

	2004	2003	2002

Income from continuing operations before income taxes:
Domestic	$27,875	$16,605	$61,850
Foreign	7,607	13,439	13,656

Total	$35,482	$30,044	$75,506

Current income taxes:
Federal	$(2)	$4,345	$(430)
State	1,105	368	1,318
Foreign	6,996	2,689	1,954

Total	8,099	7,402	2,842

Deferred income taxes:
Federal	3,385	649	20,421
State	1,198	936	943
Foreign	(3,460)	1,730	2,675

Total	1,123	3,315	24,039

Total income taxes	$9,222	$10,717	$26,881

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations

	2004	2003	2002

Income tax expense at federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	4.2	2.8	1.9
Unremitted earnings from foreign operations	(.1)	1.5	(.6)
Non-deductible expenses	.8	1.0	.3
Research and development tax credit	(1.9)	(1.7)	(.5)
Extraterritorial Income Exclusion	(2.3)	(2.8)	(.8)
Reversal of income tax contingency accruals	(11.3)	—	—
Foreign rate differences and other	1.6	(.1)	.3

Effective income tax rate	26.0	35.7	35.6

Deferred tax liabilities and deferred tax assets at December 31, 2004 and 2003, are as follows:

December 31	2004	2003

Deferred tax liabilities:

Depreciation	$37,057	$32,317
Pensions	29,885	26,434
Foreign currency translation gain adjustment	10,619	5,494
Amortization of goodwill	7,975	3,750
Unrealized gain on available-for-sale securities	—	1,556
Income on derivative financial instruments	497	249
Inventory	—	194
Other	779	3,911

Total deferred tax liabilities	86,812	73,905

Deferred tax assets:
Employee benefits	5,810	5,028
Tax benefit on U.S. foreign and R&D tax credits and NOL carryforwards	10,979	7,052
Asset write-offs, divestitures and environmental accruals	4,547	2,148
Allowance for doubtful accounts and sales returns	1,119	1,254
Tax in excess of book basis for venture capital investments	638	902
Inventory	131	—
Other	2,628	2,243

Total deferred tax assets	25,852	18,627

Net deferred tax liability	$60,960	$55,278

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$71,141	$66,276
Current deferred tax assets in excess of liabilities	10,181	10,998

Net deferred tax liability	$60,960	$55,278

As of December 31, 2004, Tredegar had net operating loss, foreign tax credit and R&D tax credit carry- forwards in the U.S. that expire as follows:

U.S. Tax Carry-Forward Items at December 31, 2004 by Year of Expiration

	Deferred Income Tax Assets				Estimated Minimum Future Taxable Income Required to Realize Deferred Income Tax Assets

Year of Expiration	Foreign Tax Credits	R&D Tax Credits	Net Operating Losses	Total	Foreign Tax Credits	R&D Tax Credits	Net Operating Losses	Total

2012	$1,209	$—	$—	$1,209	$3,454	$—	$—	$3,454
2013	1,555	—	—	1,555	4,443	—	—	4,443
2014	2,818	—	—	2,818	8,051	—	—	8,051
2021	—	1,403	—	1,403	—	4,009	—	4,009
2022	—	1,185	—	1,185	—	3,386	—	3,386
2023	—	690	1,429	2,119	—	1,971	4,083	6,054
2024	—	690	—	690	—	1,971	—	1,971

Total	$5,582	$3,968	$1,429	$10,979	$15,948	$11,337	$4,083	$31,368

We believe that it is more likely than not that the timing of future taxable income in the U.S. will be sufficient to cover future tax deductible amounts related to the deferred income tax assets shown in the table above. Accordingly, no valuation allowance has been recognized for these items. However, a valuation allowance of approximately $600,000 is included in other deferred tax assets that offsets an amount included in that line item relating to possible future tax benefits on operating losses generated in 2004 by certain foreign subsidiaries that may not be recoverable in the carryforward period.
68

15	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments and restructurings in 2004 totaled $23,032 ($15,192 after taxes) and include:

•	A fourth quarter charge of $84 ($56 after taxes), a third-quarter charge of $828 ($537 after taxes), a second-quarter charge of $994 ($647 after taxes) and a first-quarter charge of $666 ($432 after taxes) related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A fourth-quarter charge of $569 (of this amount, $59 for employee relocation is included in selling, general and administrative expenses in the consolidated statements of income) ($369 after taxes) and a third-quarter charge of $709 ($461 after taxes) related to severance for 30 people and other employee-related costs associated with the restructuring of the R&D operations in Film Products (we anticipate recognizing additional charges associated with this restructuring over the next 12 months of approximately $2,800 ($1,820 after taxes)), including costs associated with relocating R&D functions to Richmond, Virginia;

•	A fourth-quarter charge of $639 ($415 after taxes), a third-quarter charge of $617 ($401 after taxes), a second-quarter charge of $300 ($195 after taxes) and a first-quarter charge of $537 ($349 after taxes) primarily related to severance (63 people) and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina (the “New Bern Plant”) (the shut down was completed in the fourth quarter of 2004);

•	A third-quarter charge of $357 ($329 after taxes) and a second-quarter charge of $2,665 ($1,858 after taxes) for the loss on the sale of the films business in Argentina (proceeds net of transaction costs were $803 ($401 net of cash included in business sold));

•	A fourth-quarter charge of $352 ($228 after taxes), a third-quarter charge of $195 ($127 after taxes) and a first-quarter charge of $9,580 ($6,228 after taxes) related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario (the “Aurora Plant”), including asset impairment charges of $7,130 and severance and other employee-related costs of $2,450 (these costs are contractually-related for about 100 people and have been immediately accrued and we anticipate recognizing additional shutdown-related costs of about $2,000 in the first quarter of 2005);

•	A third-quarter charge of $170 ($111 after taxes) for additional costs incurred related to a plant shutdown in Film Products;

•	A second-quarter charge of $300 ($195 after taxes), partially offset by a fourth-quarter gain of $104 ($68 after taxes), related to the loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa (the “Manchester Plant”);

•	A fourth quarter charge of $427 ($277 after taxes) and a second-quarter charge of $879 ($571 after taxes) related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	Second-quarter charges of $575 ($374 after taxes) in Film Products and $146 ($95 after taxes) in Aluminum Extrusions related to asset impairments; and

•	Fourth quarter charges of $1,402 ($912 after taxes) related to severance and other employee-related costs associated with restructurings in Therics ($590 before taxes), Film Products ($532 before taxes) and Aluminum Extrusions ($280 before taxes) and a second-quarter charge of $145 ($94 after taxes) related to severance at Therics (an aggregate of 24 people were affected by these restructurings).

                Gain on sale of corporate assets in 2004 includes a fourth-quarter gain on the sale of land of $1,013 ($649 after taxes and proceeds of $1,271), a second-quarter gain on the sale of land of $413 ($268 after taxes and proceeds of $647) and a first-quarter gain on the sale of public equity securities of $6,134 ($3,987 after taxes and proceeds of $7,182). There were no public equity securities held at December 31, 2004. These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 3.

                Income taxes in 2004 include a third-quarter tax benefit of $4,000 related to the reversal of income tax contingency accruals upon the favorable conclusion of IRS and state examinations through 2000.

                The other gain of $7,316 ($4,756 after taxes) included in the Aluminum Extrusions section of the operating profit by segment table in Note 3 is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1,497 due in February of 2005 and $1,717 due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

                In 2003, losses associated with plant shutdowns, asset impairments and restructurings totaling $11,426 ($7,350 after taxes) included:

•	A fourth-quarter charge of $875 ($560 after taxes) for asset impairments in the films business, including charges of $466 ($298 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A fourth-quarter charge of $611 ($391 after taxes) for approximately 50% of the total severance costs for 63 people and other employee-related costs in connection with the shutdown of the New Bern Plant;

•	A third-quarter charge of $945 ($605 after taxes) relating to accelerated depreciation of assets at the New Bern Plant;

•	A third-quarter charge of $299, a second quarter charge of $53 and a first-quarter charge of $85 (collectively $280 after taxes) for additional costs incurred related to the shutdown of the films plants in Tacoma, Washington (the “Tacoma Plant”), Carbondale, Pennsylvania (the “Carbondale Plant”) and the Manchester Plant;

•	A third-quarter charge of $322 ($206 after taxes) for additional severance and other employee-related costs in connection with a previously announced restructuring in Film Products;

•	A third-quarter charge of $2,151 ($1,398 after taxes) and a second-quarter charge of $549 ($357 after taxes) related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	A third-quarter charge of $256 ($163 after taxes) for severance for seven people and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•	A second-quarter charge of $3,936 ($2,530 after taxes) for severance for 47 people and other employee-related costs in connection with restructurings in Film Products ($1,600 before taxes), corporate headquarters ($1,181 before taxes and included in “Corporate expenses, net” in the operating profit by segment table in Note 3) and Therics ($1,155 before taxes);

•	A second-quarter charge of $956 ($612 after taxes) for asset impairments in the films business, including charges of $312 ($200 after taxes) related to accelerated depreciation of assets at the New Bern Plant; and

•	A second-quarter charge of $388 ($248 after taxes) related to an early retirement program for 10 people in Aluminum Extrusions.

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

                At December 31, 2003, we held 265,955 shares of ILMN with a closing aggregate market value of $1,875 ($601 adjusted cost basis), and held 596,492 shares of VASC with a closing aggregate market value of $3,501 ($447 adjusted cost basis). These holdings, which are included in the consolidated balance sheets in “Other assets and deferred charges” at December 31, 2003, are stated at market value with unrealized gains reported directly in shareholders’ equity net of related deferred income taxes.

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

                Net proceeds from the sales totaled $21,504. Additionally, in the first quarter of 2004 we received income tax recoveries of approximately $55,000 from the carry-back of 2003 capital losses generated by these sales against gains realized in 2000 by Tredegar Investments.

                The agreements governing these transactions contain customary contingent indemnification provisions that Tredegar believes will not have a material effect on its financial position or results of operations.

                The operating results associated with venture capital investment activities have been reported as discontinued operations.

A summary of venture capital investment activities from 2002 through disposal in 2003 is provided below:

	(In Thousands)
	2003	2002

Carrying value of venture capital investments,
beginning of period	$93,765	$155,084
Venture capital investment activity for period:
(pre-tax amounts):
New investments	2,807	20,373
Proceeds from the sale of investments, including
broker receivables at end of period	(21,504)	(8,918)
Realized gains	—	4,454
Realized losses, write-offs and write-downs	(70,256)	(65,154)
(Decrease) increase in unrealized gain on
available-for-sale securities	(917)	(12,074)
Carrying value of public securities retained by
Tredegar Investments*	(3,895)	—

Carrying value of venture capital investments,
end of period	$—	$93,765

Summary of amounts reported as discontinued
operations in the consolidated statements of
income:
Pretax gains (losses), net	$(70,256)	$(60,700)
Operating expenses (primarily management fee
expenses)	(599)	(5,594)

Loss before income taxes	(70,855)	(66,294)
Income tax benefits	24,286	23,866

Loss from venture capital investment activities	$(46,569)	$(42,428)

*	At December 31, 2003, Tredegar Investments held 596,492 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 265,955 shares of Illumina, Inc. (NASDAQ: ILMN). These securities, which were related to Tredegar Investments’ earlier venture capital investment activities, were sold in 2004 for $7,182, including gains recognized of $6,134 ($3,987 after taxes). At December 31, 2003, these securities were classified as available-for-sale, included in the consolidated balance sheets in “Other assets and deferred charges” ($5,376 market value) and stated at market value with unrealized gains reported directly in shareholders' equity net of related deferred income taxes.

                Loss from venture capital investment activities in 2003 of $70,855 ($46,569 after taxes) includes a loss on the sale of $70,256 ($46,269 after taxes). Discontinued operations in 2004 include an after-tax gain associated with venture capital investment activities of $2,921 primarily related to the reversal of business and occupancy tax contingency accruals upon favorable resolution.

                On July 2, 2002, the operations at Molecumetics ceased. The operating results of Molecumetics have been reported as discontinued operations. For the year ended December 31, 2002, operating losses for Molecumetics were $5,928 ($3,853 after taxes), while revenues were $515. Discontinued operations also include a gain of $1,393 ($891 after taxes) in 2003 on the sale of intellectual property of Molecumetics and a charge of $7,500 ($4,875 after taxes) in 2002 for the loss on the disposal of Molecumetics. This charge is comprised of an impairment loss for assets of $4,860, severance and other employee related costs of $1,390 and miscellaneous disposal costs of $1,250. The tangible assets were sold during the fourth quarter of 2002 for proceeds of $800.

                Cash flows for discontinued operations have not been separately disclosed in the accompanying statement of cash flows.

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries (In thousands, except per-share amounts) (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2004

Sales	$195,919	$216,053	$222,515	$226,678	$861,165
Gross profit	27,348	33,102	31,669	29,528	121,647
Income from continuing operations	2,429	5,179	15,292	3,360	26,260
Income (loss) from discontinued operations	—	—	—	2,921	2,921

Net income (loss)	2,429	5,179	15,292	6,281	29,181
Earnings (loss) per share:
Basic:
Continuing operations	.06	.14	.40	.09	.69
Discontinued operations	—	—	—	.08	.08

Net income (loss)	.06	.14	.40	.17	.77
Diluted:
Continuing operations	.06	.14	.40	.09	.68
Discontinued operations	—	—	—	.07	.08

Net income (loss)	.06	.14	.40	.16	.76
Shares used to compute earnings (loss) per share
Basic	38,229	38,235	38,317	38,398	38,295
Diluted	38,435	38,427	38,519	38,655	38,507

2003

Sales	$182,045	$181,574	$193,125	$181,907	$738,651
Gross profit	28,356	27,206	30,798	27,492	113,852
Income from continuing operations	4,859	1,681	6,419	6,368	19,327
Income (loss) from discontinued operations	(49,516)	891	—	2,947	(45,678)

Net income (loss)	(44,657)	2,572	6,419	9,315	(26,351)
Earnings (loss) per share:
Basic:
Continuing operations	.13	.04	.17	.17	.51
Discontinued operations	(1.30)	.02	—	.08	(1.20)

Net income (loss)	(1.17)	.06	.17	.25	(.69)
Diluted:
Continuing operations	.12	.04	.17	.17	.50
Discontinued operations	(1.28)	.02	—	.07	(1.19)

Net income (loss)	(1.16)	.06	.17	.24	(.69)
Shares used to compute earnings (loss) per share
Basic	38,179	38,047	38,058	38,101	38,096
Diluted	38,578	38,418	38,383	38,389	38,441

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 15, 2005	By	/s/ N. A. Scher

Norman A. Scher

President and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.

Signature	Title

/s/ John D. Gottwald	Chairman of the Board of Directors

(John D. Gottwald)

/s/ N. A. Scher	President, Chief Executive Officer and Director (Principal Executive Officer)

(Norman A. Scher)

/s/ D. Andrew Edwards	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

(D. Andrew Edwards)

/s/ Austin Brockenbrough, III	Director

(Austin Brockenbrough, III)

/s/ Phyllis Cothran	Director

(Phyllis Cothran)

/s/ Donald T. Cowles	Director

(Donald T. Cowles)

/s/ R. W. Goodrum	Director

(R. W. Goodrum)

/s/ Floyd D. Gottwald, Jr.	Director

(Floyd D. Gottwald, Jr.)

/s/ William M. Gottwald	Director

(William M. Gottwald)

/s/ Richard L. Morrill	Director

(Richard L. Morrill)

/s/ Thomas G. Slater, Jr.	Director

(Thomas G. Slater, Jr.)

/s/ R. Gregory Williams	Director

(R. Gregory Williams)
76

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (previously filed as Exhibit 3.1 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and refiled herewith)

3.2	Amended By-laws of Tredegar (filed as Exhibit 3 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference)

3.3	Articles of Amendment (previously filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1999, and refiled herewith)

4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and refiled herewith)

4.2	Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (previously filed as Exhibit 99.1 to the Registration Statement on Form 8-A, filed June 16, 1999, as amended, and refiled herewith)

4.2.1	Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank (filed as Exhibit 4.2.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).

4.3	Credit Agreement, dated as of October 17, 2003, by and among Tredegar Corporation, as borrower, its domestic subsidiaries, as guarantors, and the lenders (Wachovia Bank National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., as documentation agent) (filed as Exhibit 4 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (previously filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and refiled herewith)

*10.2	Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (previously filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and refiled herewith)

10.3	Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (previously filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and refiled herewith)

10.4	Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (previously filed as Exhibit 10.5 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1989, and refiled herewith)

*10.5	Tredegar 1989 Incentive Stock Option Plan (previously included as Exhibit A to the Prospectus contained in the Form S-8 Registration Statement No. 33-31047, and refiled herewith)

*10.5.1	Amendment to the Tredegar 1989 Incentive Stock Option Plan (previously filed as Exhibit 10.5.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled herewith)

*10.6	Tredegar 1992 Omnibus Stock Incentive Plan (previously filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1991, and refiled herewith)

*10.6.1	Amendment to the Tredegar 1992 Omnibus Incentive Plan (previously filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled herewith)

*10.7	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (previously filed as Exhibit 10.13 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1993, and refiled herewith)

*10.7.1	Amendment to the Tredegar Retirement Benefit Restoration Plan (previously filed as Exhibit 10.8.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled herewith)

*10.8	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (previously filed as Exhibit 10.14 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1993, and refiled herewith)

*10.8.1	Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K, filed on December 30, 2004, and incorporated herein by reference)
77

*10.9	Tredegar Industries, Inc. Amended and Restated Incentive Plan (previously included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, filed on September 30, 1999, and incorporated herein by reference)

*10.10	Consulting Agreement made as of April 1, 2000 between Tredegar and Richard W. Goodrum (filed as Exhibit 10 to Tredegar’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference)

*10.11	Tredegar Industries, Inc. Directors’ Stock Plan (previously filed as Exhibit 10.12 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 1998, and refiled herewith)

*10.12	Tredegar Corporation’s 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the Form S-8 Registration Statement No. 333-115423, filed on May 12, 2004 (incorporating from the Annex to Tredegar Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2004 (No. 1-10258) and incorporated herein by reference)

*10.13	Summary of Compensation for the President and Chief Executive Officer and each of the Named Executive Officers for Fiscal 2005 (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K, filed on February 8, 2005, and incorporated herein by reference)

*10.14	Description of Cash Incentive Plan for fiscal 2005 (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K, filed on December 16, 2004, and incorporated herein by reference)

*10.15	Summary of Director Compensation for Fiscal 2005

21	Subsidiaries of Tredegar

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

* Denotes compensatory plans or arrangements or management contracts.
78