Form 10-Q
period 2005-03-31
TREDEGAR CORP
filed 2005-05-10
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_________________________ to _________________________

Commission file number 1-10258

Tredegar Corporation

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1497771

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia	23225

(Address of Principal Executive Offices)	(Zip Code)

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

                The number of shares of Common Stock, no par value, outstanding as of April 29, 2005: 38,625,794.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	March 31, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$25,572	$22,994
Accounts and notes receivable, net	125,489	117,314
Inventories	63,974	65,360
Deferred income taxes	9,440	10,181
Prepaid expenses and other	4,318	4,689

Total current assets	228,793	220,538

Property, plant and equipment, at cost	623,402	621,725
Less accumulated depreciation	303,241	305,033

Net property, plant and equipment	320,161	316,692

Other assets and deferred charges	89,555	89,261
Goodwill and other intangibles	142,632	142,983

Total assets	$781,141	$769,474

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,573	$63,852
Accrued expenses	36,258	38,141
Income taxes payable	1,065	1,446
Current portion of long-term debt	13,750	13,125

Total current liabilities	113,646	116,564
Long-term debt	104,167	90,327
Deferred income taxes	70,578	71,141
Other noncurrent liabilities	10,902	11,000

Total liabilities	299,293	289,032

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	109,588	109,450
Common stock held in trust for savings restoration plan	(1,274)	(1,274)
Unearned compensation on restricted stock	(1,248)	(1,402)
Unrealized gain on available-for-sale securities	28	—
Foreign currency translation adjustment	16,625	19,562
Gain on derivative financial instruments	719	884
Minimum pension liability	(965)	(1,156)
Retained earnings	358,375	354,378

Total shareholders’ equity	481,848	480,442

Total liabilities and shareholders’ equity	$781,141	$769,474

See accompanying notes to financial statements.

2

Tredegar Corporation Consolidated Statements of Income (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended March 31
	2005	2004
Revenues:
Sales	$232,757	$195,919
Other income (expense), net	2,560	6,106

	235,317	202,025

Costs and expenses:
Cost of goods sold	198,352	163,744
Freight	5,943	4,827
Selling, general and administrative	17,064	13,627
Research and development	2,800	4,317
Amortization of intangibles	106	67
Interest expense	963	923
Asset impairments and costs associated with exit and disposal activities	867	10,783

Total	226,095	198,288

Income before income taxes	9,222	3,737
Income taxes	3,672	1,308

Net income	$5,550	$2,429

Earnings per share:
Basic	$.14	$.06
Diluted	.14	.06

Shares used to compute earnings per share:
Basic	38,440	38,229
Diluted	38,636	38,435

Dividends per share	$.04	$.04

See accompanying notes to financial statements.
3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net income	$5,550	$2,429
Adjustments for noncash items:
Depreciation	9,185	8,202
Amortization of intangibles	106	67
Deferred income taxes	1,730	(3,860)
Accrued pension income and postretirement benefits	(618)	(980)
Gain on sale of assets	(1,815)	(6,134)
Loss on asset impairments and divestitures	100	7,796
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(9,044)	(16,860)
Inventories	1,028	859
Income taxes recoverable	—	59,084
Prepaid expenses and other	358	170
Accounts payable	(1,947)	7,371
Accrued expenses and income taxes payable	(2,030)	2,134
Other, net	1,882	(1,331)

Net cash provided by operating activities	4,485	58,947

Cash flows from investing activities:
Capital expenditures	(17,952)	(11,491)
Proceeds from the sale of assets and property disposals	2,120	6,040
Other, net	222	(785)

Net cash used in investing activities	(15,610)	(6,236)

Cash flows from financing activities:
Dividends paid	(1,553)	(1,537)
Debt principal payments	(10,035)	(7,208)
Borrowings	24,500	5,000
Book overdrafts	1,448	—
Proceeds from exercise of stock options	192	441

Net cash provided by (used in) financing activities	14,552	(3,304)

Effect of exchange rate changes on cash	(849)	51

Increase in cash and cash equivalents	2,578	49,458
Cash and cash equivalents at beginning of period	22,994	19,943

Cash and cash equivalents at end of period	$25,572	$69,401

See accompanying notes to financial statements.
4

Tredegar Corporation Consolidated Statement of Shareholders’ Equity (In Thousands, Except Per Share Data) (Unaudited)

					Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compen- sation	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability	Total Share- holders’ Equity

Balance December 31, 2004	$109,450	$354,378	$(1,274)	$(1,402)	$—	$19,562	$884	$(1,156)	$480,442

Comprehensive income:
Net income	—	5,550	—	—	—	—	—	—	5,550
Other comprehensive income (loss):
Available-for-sale securities adjustment (net of tax of $15)	—	—	—	—	28	—	—	—	28
Foreign currency translation adjustment (net of tax of $1,529)	—	—	—	—	—	(2,937)	—	—	(2,937)
Derivative financial instruments adjustment (net of tax of $92)	—	—	—	—	—	—	(165)	—	(165)
Minimum pension liability adjustment (net of tax of $101)	—	—	—	—	—	—	—	191	191

Comprehensive income									2,667
Cash dividends declared ($.04 per share)	—	(1,553)	—	—	—	—	—	—	(1,553)
Restricted stock forfeitures	(70)	—	—	70	—	—	—	—	—
Restricted stock amortization	—	—	—	84	—	—	—	—	84
Issued upon exercise of stock options (including related income tax benefits of $16)	208	—	—	—	—	—	—	—	208

Balance March 31, 2005	$109,588	$358,375	$(1,274)	$(1,248)	$28	$16,625	$719	$(965)	$481,848

See accompanying notes to financial statements.
5

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2005, the consolidated results of operations for the three months ended March 31, 2005 and 2004, and the consolidated cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in 2005 shown in the segment operating profit table in Note 8 include:

•	A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $198,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•	Pretax charges of $418,000 related to severance and other employee-related costs associated with restructurings in Film Products ($250,000) and Aluminum Extrusions ($168,000);

•	A pretax charge of $470,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario;

•	A net pretax gain of $120,000 primarily related to the partial reversal to income of certain severance and employee-related accruals associated with the restructuring of the research and development operations in Film Products (of this amount, $199,000 in pretax charges for employee relocation and recruitment is included in “Selling, general and administrative” in the consolidated statements of income); and

•	Pretax charges of $100,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in 2004 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $9.6 million related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million;

•	Pretax charges of $666,000 related to accelerated depreciation for plants shutdown in Film Products; and

•	A pretax charge of $537,000 related to severance and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina.
6

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the three months ended March 31, 2005 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Deprec.*	Other	Total

Balance, December 31, 2004	$5,091	$—	$—	$3,394	$8,485
Changes in first quarter of 2005:

Charges	462	—	100	823	1,385

Cash spent	(2,395)	—	—	(1,045)	(3,440)

Charged against assets	—	—	(100)	—	(100)

Foreign currency translation	(22)	—	—	—	(22)

Reversed to income	(287)	—	—	(32)	(319)

Balance, March 31, 2005	$2,849	$—	$—	$3,140	$5,989

* Represents depreciation accelerated due to plant shutdowns and restructurings based on a remaining useful life of less than one year.

In 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table in Note 8. In 2004, a pretax gain on the sale of public equity securities of $6.1 million (proceeds of $7.2 million) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended March 31
(In Thousands)	2005	2004

Net income	$5,550	$2,429
Other comprehensive income (loss), net of tax of approximately 35%:
Available-for-sale securities adjustment: Unrealized net holding gains arising during the period	28	1,217
Reclassification adjustment for net gains realized in income	—	(3,987)

Available-for-sale securities adjustment	28	(2,770)

Foreign currency translation adjustment	(2,937)	(591)
Derivative financial instrument adjustment	(165)	(77)
Minimum pension liability adjustment	191	—

Comprehensive income (loss)	$2,667	$(1,009)

7

4.	The components of inventories are as follows:

(In Thousands)	March 31, 2005	Dec. 31, 2004

Finished goods	$13,587	$13,452
Work-in-process	4,880	3,097
Raw materials	33,327	36,567
Stores, supplies and other	12,180	12,244

Total	$63,974	$65,360

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31
(In Thousands)	2005	2004

Weighted average shares outstanding used to compute basic earnings per share	38,440	38,229
Incremental shares attributable to stock options and restricted stock	196	206

Shares used to compute diluted earnings per share	38,636	38,435

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the first quarter of 2005 and 2004, 1,833,638 and 2,262,705, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.
8

6.	We account for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for stock option grants been determined based on the fair value of the options at the grant dates consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31
(In Thousands, Except Per Share Data)	2005	2004

Net income:
As reported	$5,550	$2,429
Stock option-based compensation cost, net of tax, based on the fair value method	(271)	(994)

Pro forma net income	$5,279	$1,435

Basic earnings per share:
As reported	.14	.06
Pro forma	.14	.04
Diluted earnings per share:
As reported	.14	.06
Pro forma	.14	.04

A summary of the 2005 stock option grants and estimated fair values determined using the Black-Scholes options-pricing model is provided below:

(In Thousands Except Per-Share Amounts)

Assumptions Used in Determining Pro Forma Compensation Expense for Tredegar Stock Options Granted in 2005 & Other Data

There were no Tredegar stock options granted during the first quarter of 2005
Tredegar common stock issued and outstanding at 3/31/05	38,626
Tredegar stock options outstanding at 3/31/05:
At an exercise price of < $20 per share	1,577
At an exercise price of >= $20 per share	999

Total	2,576

Assumptions Used in Determining Pro Forma Compensation Expense for Therics Stock Options Granted in 2005 & Other Data

Assumptions used in Black-Scholes options-pricing model:		Other assumptions and items: Vesting period (years)	3
Dividend yield	0.0%	Therics stock options granted in	177
Volatility percentage (b)	9.5%	the first quarter of 2005
Weighted average risk-free interest rate	4.1%	Aggregate estimated fair value of options
Holding period (years)	7.0	at date of grant in the first quarter of 2005	$13
Weighted average estimated fair value per share of underlying stock at date of grant (a)	$.090	Therics voting stock issued and outstanding at 3/31/05 (all held by Tredegar)	202.830
Weighted average estimated fair value of options per share at date of grant	$.074	Therics stock options outstanding at 3/31/05 (all held by Therics employees)	37,134

(a) Market price or estimated fair value of underlying stock equaled the stock option exercise price at date of grant.

(b) Volatility estimated for Therics based on Orthovita, Inc. (NASDAQ: VITA), a comparable company.

During the first quarter of 2004, we also granted 125,000 shares of restricted Tredegar common stock to senior management (10,000 shares were cancelled when employees left the company prior to vesting). The price on the date of grant was $13.95 per share, and compensation expense of $1.6 million ($1 million after taxes) is being amortized over the vesting period of five years, subject to accelerated vesting based on meeting certain financial targets.
9

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended March 31		Other Post-Retirement Benefits for 3 Months Ended March 31
(In Thousands)	2005	2004	2005	2004

Service cost	$(1,524)	$(1,187)	$(29)	$(28)
Interest cost	(3,145)	(2,756)	(145)	(139)
Employee contributions	—	56	—	—
Other	96	(16)	—	—
Expected return on plan assets	5,512	5,142	—	—
Amortization of prior service costs, gains or losses and net transition asset	(146)	(104)	(1)	12

Net periodic benefit income (cost)	$793	$1,135	$(175)	$(155)

We expect required contributions to our pension plans to be about $600,000 in 2005. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $525,000 in 2004 and $443,000 in 2003. We expect higher cost trends to continue in this area in 2005. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Our prescription drug benefits are not actuarially equivalent to the Act and therefore do not expect that any federal subsidies will apply.
10

8.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended March 31
	2005	2004
Net Sales
Film Products	$116,711	$95,886
Aluminum Extrusions	109,966	95,195
Therics	137	11

Total net sales	226,814	191,092
Add back freight	5,943	4,827

Sales as shown in Consolidated Statements of Income	$232,757	$195,919

Operating Profit
Film Products:
Ongoing operations	$11,578	$10,024
Plant shutdowns, asset impairments and restructurings, net of gain on sale of asset	369	(1,203)

Aluminum Extrusions:
Ongoing operations	2,997	3,683
Plant shutdowns, asset impairments and restructurings	(638)	(9,580)

Therics:
Ongoing operations	(1,823)	(2,491)

Total	12,483	433
Interest income	98	74
Interest expense	963	923
Gain on sale of corporate assets	—	6,134
Corporate expenses, net	2,396	1,981

Income before income taxes	9,222	3,737
Income taxes	3,672	1,308

Net income	$5,550	$2,429

9.	In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment. This statement requires that the cost of employee services received in exchange for equity instruments be measured based on the fair value of the award on the grant date. The statement also requires that the cost be recognized over the employee service period required to receive the award. The statement applies to awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The statement is effective beginning the first fiscal year that begins after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow. The primary impact of adoption on Tredegar will be the recognition of compensation expense for stock options granted. Currently, we disclose the pro forma effects of treating stock option grants as compensation expense under the fair value-based method (see Note 6). We expect to continue to use the Black-Scholes options-pricing model to determine the estimated fair value of option grants but are still evaluating our transition method. We believe that the pro forma effects that have been disclosed are not materially different from compensation expense that would have been recognized if this standard had been previously adopted.

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
12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

                First-quarter 2005 net income was $5.6 million (14 cents per share) compared with $2.4 million (6 cents per share) in the first quarter of 2004. Gains on the sale of assets and other items and losses related to plant shutdowns, assets impairments and restructurings are described in Note 2 on page 6. The business segment review begins on page 17.

                First-quarter 2005 profits in Film Products were $11.6 million, up 16% from $10.0 million in last year’s first quarter. The profit increase was largely attributable to new product growth and was achieved despite significantly higher resin prices. Operating profit from ongoing operations in Aluminum Extrusions declined 19% to $3.0 million, down from $3.7 million in 2004. The decline was primarily due to appreciation of the Canadian Dollar ($900,000) and higher energy and distribution costs (up $1.1 million). We announced a price increase in April that we believe should help offset these higher costs. We continue to expect 2005 results in both businesses to exceed 2004 levels.

                The first-quarter operating loss from ongoing operations at Therics was $1.8 million versus a loss of $2.5 million in the first quarter of 2004 due to lower costs from restructuring efforts. We are continuing to explore potential collaborations with other companies aimed at accelerating market penetration across a broader array of market segments.

                Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 19.

Critical Accounting Policies and Recently Issued Accounting Standards

                In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies, or the estimates used in the application of these policies since our 2004 fiscal year-end.

                Recently issued accounting standards are summarized in Note 9 on page 12.

Results of Operations

First Quarter 2005 Compared with First Quarter 2004

                Overall, sales in the first quarter of 2005 increased 18.8% compared with 2004. Net sales (sales less freight) increased 21.7% in Film Products due to continued growth in new apertured, elastic and specialty products. Raw material-driven selling price increases and favorable foreign exchange rates also contributed to first-quarter revenue growth. Net sales increased 15.5% in Aluminum Extrusions due to higher selling prices, which were driven primarily by higher metal costs. For more information on net sales and volume, see the business segment review beginning on page 17.

                Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.2% in the first quarter of 2005 from 14.0% in 2004. At Film Products, an overall lower gross profit margin was driven primarily by higher resin costs and a pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system (included in “Costs of goods sold” in the consolidated statements of income). At Aluminum Extrusions, the gross profit margin declined primarily due to appreciation of the Canadian Dollar and higher energy and distribution costs.

                As a percentage of sales, selling, general and administrative (“SG&A”) expenses increased to 7.3% in the first quarter of 2005 compared with 7.0% in 2004 due to the classification of certain costs at Therics as operating versus research & development (“R&D”) consistent with the commercialization of the company’s new bone void filler products last year (see below).

                R&D expenses declined to $2.8 million in the first quarter of 2005 from $4.3 million in 2004. R&D spending at Therics declined to $1.3 million in the first quarter of 2005 from $2.4 million in 2004 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s new bone void filler products last year. R&D spending at Film Products dropped to $1.5 million in the first quarter of 2005 compared with $1.9 million in 2004 due to restructuring.

                Plant shutdowns, asset impairments and restructurings in the first quarter of 2005 shown in the segment operating profit table on page 17 include:

•	A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $198,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•	Pretax charges of $418,000 related to severance and other employee-related costs associated with restructurings in Film Products ($250,000) and Aluminum Extrusions ($168,000);

•	A pretax charge of $470,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario;

•	A net pretax gain of $120,000 primarily related to the partial reversal to income of certain severance and employee-related accruals associated with the restructuring of the research and development operations in Film Products (of this amount, $199,000 in pretax charges for employee relocation and recruitment is included in SG&A in the consolidated statements of income); and

•	Pretax charges of $100,000 for accelerated depreciation related to restructurings in Film Products.
14

Plant shutdowns, asset impairments and restructurings in the first quarter of 2004 shown in the segment operating profit table on page 17 include:

•	A pretax charge of $9.6 million related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million;

•	Pretax charges of $666,000 related to accelerated depreciation for plants shutdown in Film Products; and

•	A pretax charge of $537,000 related to severance and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina.

                We continue to focus on reducing costs and aligning our structure to meet the needs of our customers. Three areas that we believe will generate significant savings are the shutdown of the films plant in New Bern, North Carolina (which occurred in the fourth quarter of 2004), the restructuring over the next nine months of the R&D function in Film Products, and the shutdown of the aluminum plant in Aurora, Ontario and the relocation of its largest extrusion press to our plant in Pickering, Ontario (expected to be completed in the second quarter of 2005). Annual cost savings from these moves are expected of about $4 million for the shutdown of the plant in New Bern, North Carolina, $2 million for the restructuring of the R&D function, and $2 million for the shutdown of the plant in Aurora, Ontario. Related incremental cash expenditures to achieve these savings are about $7 million (complete), $8 million (about $5 million remaining at March 31, 2005, including $2.5 million to be expensed when incurred) and $8 million (about $5.5 million remaining at March 31, 2005, including $2 million to be expensed when incurred), respectively.

                In the first quarter of 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table on page 17. In the first quarter of 2004, a pretax gain on the sale of public equity securities of $6.1 million (proceeds of $7.2 million) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 17.

                For more information on costs and expenses, see the business segment review beginning on page 17.

                Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $98,000 in 2005 and $74,000 in 2004.

Interest expense increased to $963,000 in the first quarter of 2005 compared with $923,000 in 2004. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31
(In Millions)	2005	2004

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$106.6	$138.1
Average interest rate	3.8%	2.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.9	$5.3
Average interest rate	5.1%	5.5%

Total debt:
Average outstanding debt balance	$112.5	$143.4
Average interest rate	3.9%	2.5%

                The effective tax rate from continuing operations was 39.8% in the first quarter of 2005, up from 35% in 2004. The increase is primarily due to the timing of income tax expense items (about $350,000) and a 35% tax benefit accrued on operating losses at Therics versus a higher tax rate accrued on income-generating operations. The overall effective tax rate for the year is expected to be around 37%.

Business Segment Review The following tables present Tredegar’s net sales and operating profit by segment for the first quarter of 2005 and 2004:

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended March 31
	2005	2004
Net Sales
Film Products	$116,711	$95,886
Aluminum Extrusions	109,966	95,195
Therics	137	11

Total net sales	226,814	191,092
Add back freight	5,943	4,827

Sales as shown in Consolidated Statements of Income	$232,757	$195,919

Operating Profit
Film Products:
Ongoing operations	$11,578	$10,024
Plant shutdowns, asset impairments and restructurings, net of gain on sale of asset	369	(1,203)

Aluminum Extrusions:
Ongoing operations	2,997	3,683
Plant shutdowns, asset impairments and restructurings	(638)	(9,580)

Therics:
Ongoing operations	(1,823)	(2,491)

Total	12,483	433
Interest income	98	74
Interest expense	963	923
Gain on sale of corporate assets	—	6,134
Corporate expenses, net	2,396	1,981

Income before income taxes	9,222	3,737
Income taxes	3,672	1,308

Net income	$5,550	$2,429

                Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

                First-quarter net sales in Film Products were up due to continued growth in new apertured, elastic and specialty products (see chart below). Raw material-driven selling price increases and favorable foreign exchange rates also contributed to first-quarter revenue growth. Volume for the quarter decreased 2.5% to 67.4 million pounds from 69.1 million pounds in 2004.

                We believe much of our sales growth is the result of investments made over the past two years. Aggregate capital expenditures in 2003 and 2004 totaled $102 million, and we expect to spend another $55 million in 2005 ($14 million spent in the first quarter), including expansion of capacity for apertured and elastic materials and surface protection films and a new global information system. Approximately one-third of our capital expenditures during 2003 and 2004 and planned capital expenditures during 2005 relate to customer-specific opportunities that are covered by capital indemnification, take-or-pay or similar arrangements. Excluding these opportunities, we estimate that our ongoing capital expenditure requirement in Film Products is about $35 million annually.

                Operating profits from ongoing operations increased in Film Products due to higher sales and the appreciation of the Euro and Hungarian Forint, partially offset by higher resin costs. Profits continue to be affected by higher resin prices, which have more than doubled since beginning a steady rise in early 2002. In the first quarter of 2005, average prices of low-density polyethylene resin in the U.S. were higher than the fourth quarter of 2004 and year-ago levels. While the outlook for resin prices is uncertain, recent prices have been relatively stable. Tredegar has pass-through or cost-sharing agreements for the majority of its sales. However, under certain agreements, the higher resin costs are not passed through for an average period of 90 days.

Aluminum Extrusions

                First-quarter 2005 net sales in Aluminum Extrusions were up 15.5% due to higher selling prices, which were primarily driven by higher metal costs. Operating profit from ongoing operations declined 19% to $3.0 million, down from $3.7 million in 2004. The decline was due mainly to appreciation of the Canadian Dollar ($900,000) and higher energy and distribution costs (up $1.1 million), partially offset by an increase in selling prices in the second quarter of 2004 to cover higher conversion costs. We announced another price increase in April of 2005 that we believe should help offset continued higher costs.

                First-quarter 2005 volume was 58.4 million pounds, up slightly from 58.0 million pounds in 2004. Higher shipments of extrusions for hurricane shutters and the commercial construction and machinery and equipment markets were partially offset by lower shipments in the residential construction sector. We believe volume and profit growth in 2005 will likely depend on the continued cyclical rebound of commercial construction markets. Aluminum extrusions used in commercial construction applications comprise about 40% of our total annual volume. Sales of aluminum extrusions used in residential construction applications (about 20% of our total annual volume) were hurt by the loss of a window customer that was acquired by another window manufacturer that has in-house extrusion capacity. In addition, volume declined for tub and shower extrusions due primarily to lower prices offered by Chinese and smaller domestic producers. Growth in extrusions for machinery and equipment markets was driven by industrial and agricultural applications. At current operating levels, the company expects every 1% increase in annual volume to yield a corresponding operating profit increase of approximately 3% to 4%.

                First-quarter 2005 capital expenditures were $4 million and are expected to be approximately $13 million for the year. Capital expenditures related to ongoing support and continuity is about $10 million annually, or approximately the same level as depreciation ($10.9 million in 2004). Capital expenditures expected in 2005 in excess of ongoing support and continuity is primarily due to the consolidation of some of our Canadian operations, including closing the plant in Aurora, Ontario. We are moving the Aurora plant’s largest press to the plant in Pickering, Ontario, and investing $8 million to upgrade the press and enlarge the facility. This consolidation is expected to reduce annual operating costs by approximately $2 million.

Therics

                The first-quarter 2005 operating loss from ongoing operations at Therics was $1.8 million versus a loss of $2.5 million in 2004 due to lower costs from restructuring efforts. We are continuing to explore potential collaborations with other companies aimed at accelerating market penetration across a broader array of market segments.

Liquidity and Capital Resources

                Tredegar’s total assets increased to $781.1 million at March 31, 2005, from $769.5 million at December 31, 2004, due primarily to the net effects of:

•	Higher accounts receivable (up $8.2 million or 7%) due primarily to higher net sales for all businesses (net sales for the first quarter of 2005 were up $6.5 million compared to the fourth quarter of 2004)

–	Days sales outstanding remains in the 50-day range in Film Products and up about 5 days to 50 days in Aluminum Extrusions (most of this increase is seasonal)

•	Lower inventories (down $1.4 million or 2%)

–	Inventory days remain in the 45-day range in Film Products and 35-day range in Aluminum Extrusions

•	Higher net property, plant and equipment (up $3.5 million or 1%) due primarily to capital expenditures in excess of depreciation of $8.8 million, partially offset by foreign exchange changes of $3.7 million and asset impairments and disposals during the year in Film Products totaling $1.4 million

Cash provided by operating activities was $4.5 million in the first quarter of 2005 compared with $58.9 million in 2004. The decrease is due primarily to the income tax refund received in 2004 related to the sale in 2003 of the venture capital portfolio.
19

Cash used in investing activities was $15.6 million in the first quarter of 2005 compared with $6.2 million in 2004. The change is primarily attributable to higher capital expenditures (up $6.5 million) and lower proceeds from the sale of assets and property disposals (down $3.9 million).

Capital expenditures in the first quarter of 2005 reflect the normal replacement of machinery and equipment and primarily:

•	Continued expansion of capacity for apertured and elastic materials and surface protection films and a new global information system in Film Products; and

•	Moving the largest press at the facility shut down in Aurora, Ontario to the plant in Pickering, Ontario.

                Capital expenditures for all of 2005 are expected to be $55 million in Film Products and about $13 million in Aluminum Extrusions. See the business segment review beginning on page 17 for more information.

Net capitalization and indebtedness as defined under our Credit Agreement as of March 31, 2005 are as follows:

Net Capitalization and Indebtedness as of March 31, 2005 (In Thousands)

Net capitalization:
Cash and cash equivalents	$25,572
Book overdrafts	(1,448)
Debt:
Credit Agreement:
Revolver	51,000
Term loan	61,250
Other debt	5,667

Total debt	117,917

Debt net of cash, cash equivalents and bank overdrafts	93,793
Shareholders’ equity	481,848

Net capitalization	$575,641

Indebtedness as defined in Credit Agreement:
Total debt	$117,917
Face value of letters of credit	6,391

Indebtedness	$124,308

Under the Credit Agreement, revolving credit borrowings are permitted up to $125 million, and $74 million was unused at March 31, 2005. The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR		Commitment Fee
	Revolver	Term Loan

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

At March 31, 2005, the interest cost on debt under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.
20

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
As of March 31, 2005 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in Credit Agreement for the twelve months ended March 31, 2005:
Net income	$32,302
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	11,586
Interest expense	3,211
Depreciation and amortization expense for continuing operations	35,444
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before maximum adjustment of $8,241)	15,375
Minus:
After-tax income related to discontinued operations	(2,921)
Total income tax benefits for continuing operations	—
Interest income	(374)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (all cash-related of $12,107)	(10,000)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	(9)

Adjusted EBITDA as defined in Credit Agreement	84,614
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(35,448)

Adjusted EBIT as defined in Credit Agreement	$49,166

Shareholders’ equity at March 31, 2005	$481,848
Computations of leverage and interest coverage ratios as defined in Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.47x
Interest coverage ratio (adjusted EBIT-to-interest expense)	15.31x
Most restrictive covenants as defined in Credit Agreement: Maximum permitted aggregate amount of dividends that can be paid
by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by 50% of net income generated after September 30, 2003)	347,023
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

21

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

Quantitative and Qualitative Disclosures About Market Risk

                Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 19 regarding Credit Agreement and interest rate exposures.

                 Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as energy costs. There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

Results in Film Products continue to be affected by higher resin prices, which have been increasing steadily since early 2002. Average quarterly prices of low density polyethylene resin are shown in the chart below (a primary raw material for Film Products).

                Resin prices in Europe and Asia have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, we have pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. We are implementing price increases for customers that are currently not subject to pass-through arrangements. Most new customer contracts contain resin pass-through arrangements. However, if resin prices continue to rise at a faster rate than selling prices, the delayed pass-through of costs will exert downward pressure on near-term profits.

22

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

                In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. We had previously entered into forward contracts with natural gas suppliers covering about 20% of our needs during the first quarter of 2005. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

23

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first quarter of 2005 and 2004 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Three Months Ended March 31
	2005		2004
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	4%	14%	4%	17%
Europe	1	14	3	12
Latin America	1	2	2	3
Asia	5	3	3	3

Total	11%	33%	12%	35%

* Based on consolidated net sales from manufacturing operations (excludes Therics).

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

                The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on the first quarter of 2005 compared with the first quarter of 2004 of about $900,000. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar had a positive impact on first quarter results of about $800,000 compared with the first quarter of 2004.

24

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

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

•	As part of our business strategy, we expect to pursue acquisitions of businesses or investments that we believe have unique and sustainable technologies, products and services in attractive end markets. The success of this strategy will depend upon our ability to identify, acquire and finance on acceptable terms such businesses and on our ability to manage such businesses and achieve planned synergies and operating results, none of which can be assured.

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G . P&G comprised 27% of Tredegar’s net sales in 2004, 29% in 2003 and 33% in 2002. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.
25

•	Growth of Film Products depends on our ability to develop and deliver new products at competitive prices, especially in the personal care market . Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios . The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Moreover, in 2003 higher energy and insurance costs and the appreciation of the Canadian Dollar against the U.S. Dollar had an adverse impact on operating profits. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

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

•	The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has over 1,900 customers in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusion’s net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy (historical cross-cycle volume growth has been in the 3% range).
26

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
27

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
28

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                See discussion under “Quantitative and Qualitative Disclosures About Market Risk” beginning on page 22.

Item 4.    Controls and Procedures.

                Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

29

PART II -	OTHER INFORMATION

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Nos.

	31.1	Certification of Norman A. Scher, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Norman A. Scher, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
30

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	May 9, 2005	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)
31