Form 10-Q
period 2005-06-30
TREDEGAR CORP
filed 2005-08-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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

         The number of shares of Common Stock, no par value, outstanding as of July 29, 2005: 38,627,094.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2005	Dec. 31, 2004

Assets
Current assets:
Cash and cash equivalents	$26,950	$22,994
Accounts and notes receivable, net	123,813	117,314
Inventories	60,870	65,360
Deferred income taxes	8,176	10,181
Prepaid expenses and other	2,958	4,689

Total current assets	222,767	220,538

Property, plant and equipment, at cost	620,927	621,725
Less accumulated depreciation	300,505	305,033

Net property, plant and equipment	320,422	316,692

Other assets and deferred charges	95,867	89,261
Goodwill and other intangibles	137,483	142,983

Total assets	$776,539	$769,474

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$66,776	$63,852
Accrued expenses	38,397	38,141
Income taxes payable	3,943	1,446
Current portion of long-term debt	14,375	13,125

Total current liabilities	123,491	116,564
Long-term debt	99,241	90,327
Deferred income taxes	65,646	71,141
Other noncurrent liabilities	10,983	11,000

Total liabilities	299,361	289,032

Commitments and contingencies (Notes 1 and 2) Shareholders’ equity:
Common stock, no par value	109,617	109,450
Common stock held in trust for savings
restoration plan	(1,280)	(1,274)
Unearned compensation on restricted stock	(1,170)	(1,402)
Unrealized gain on available-for-sale securities	31	—
Foreign currency translation adjustment	12,447	19,562
(Loss) gain on derivative financial instruments	(472)	884
Minimum pension liability	(965)	(1,156)
Retained earnings	358,970	354,378

Total shareholders’ equity	477,178	480,442

Total liabilities and shareholders’ equity	$776,539	$769,474

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Revenues and other items:
Sales	$243,724	$216,053	$476,481	$411,972
Other income (expense), net	938	352	3,498	6,458

	244,662	216,405	479,979	418,430

Costs and expenses:
Cost of goods sold	204,077	177,483	402,429	341,227
Freight	6,402	5,468	12,345	10,295
Selling, general and administrative	16,390	14,805	33,454	28,432
Research and development	2,566	3,818	5,366	8,135
Amortization of intangibles	106	67	212	134
Interest expense	1,093	598	2,056	1,521
Asset impairments and costs associated with exit and
disposal activities	10,491	6,004	11,358	16,787

Total	241,125	208,243	467,220	406,531

Income before income taxes	3,537	8,162	12,759	11,899
Income taxes	1,405	2,983	5,077	4,291

Net income	$2,132	$5,179	$7,682	$7,608

Earnings per share:
Basic	$.05	$.14	$.20	$.20
Diluted	.05	.14	.20	.20

Shares used to compute earnings per share:
Basic	38,453	38,235	38,446	38,232
Diluted	38,592	38,427	38,614	38,431

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2005	2004

Cash flows from operating activities:
Net income	$7,682	$7,608
Adjustments for noncash items:
Depreciation	18,453	16,162
Amortization of intangibles	212	134
Deferred income taxes	952	(2,365)
Accrued pension income and postretirement benefits	(1,111)	(2,042)
Gain on sale of assets	(2,507)	(6,547)
Loss on asset impairments and divestitures	6,439	12,476
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(8,441)	(29,774)
Inventories	3,459	72
Income taxes recoverable	—	58,633
Prepaid expenses and other	1,747	(622)
Accounts payable	(1,033)	13,824
Accrued expenses and income taxes payable	268	3,018
Other, net	(2,116)	(1,506)

Net cash provided by operating activities	24,004	69,071

Cash flows from investing activities:
Capital expenditures	(35,483)	(24,737)
Proceeds from the sale of assets and property disposals	3,368	7,829
Other, net	875	1,051

Net cash used in investing activities	(31,240)	(15,857)

Cash flows from financing activities:
Dividends paid	(3,095)	(3,068)
Debt principal payments	(29,336)	(60,849)
Borrowings	39,500	10,000
Book overdrafts	5,785	—
Proceeds from exercise of stock options	195	458

Net cash provided by (used in) financing activities	13,049	(53,459)

Effect of exchange rate changes on cash	(1,857)	(530)

Increase (decrease) in cash and cash equivalents	3,956	(775)
Cash and cash equivalents at beginning of period	22,994	19,943

Cash and cash equivalents at end of period	$26,950	$19,168

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compen- sation	Accumulated Other Comprehensive Income (Loss)				Total Share- holders’ Equity

					Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability

Balance December 31, 2004	$109,450	$354,378	$(1,274)	$(1,402)	$—	$19,562	$884	$(1,156)	$480,442

Comprehensive income:
Net income	—	7,682	—	—	—	—	—	—	7,682
Other comprehensive income (loss):
Available-for-sale securities adjustment
(net of tax of $17)	—	—	—	—	31	—	—	—	31
Foreign currency translation adjustment
(net of tax of $3,831)	—	—	—	—	—	(7,115)	—	—	(7,115)
Derivative financial instruments
adjustment (net of tax of $763)	—	—	—	—	—	—	(1,356)	—	(1,356)
Minimum pension liability adjustment
(net of tax of $101)	—	—	—	—	—	—	—	191	191

Comprehensive income									(567)
Cash dividends declared ($.08 per share)	—	(3,095)	—	—	—	—	—	—	(3,095)
Restricted stock forfeitures	(70)	—	—	70	—	—	—	—	—
Restricted stock amortization	—	—	—	162	—	—	—	—	162
Issued upon exercise of stock options (including
related income tax benefits of $42)	237	5	(6)	—	—	—	—	—	236

Balance June 30, 2005	$109,617	$358,970	$(1,280)	$(1,170)	$31	$12,447	$(472)	$(965)	$477,178

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2005, the consolidated results of operations for the three and six months ended June 30, 2005 and 2004, and the consolidated cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the second quarter of 2005 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million (see page 8 for additional information);

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	Pretax charges of $500,000 related to severance and other employee-related costs associated with restructurings in Film Products ($227,000) and Aluminum Extrusions ($273,000);

•	A pretax gain of $71,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including the reversal to income of certain severance and employee-related accruals of $474,000, partially offset by other shutdown-related costs of $403,000;

•	A net pretax charge of $250,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $346,000 in pretax charges for employee relocation and recruitment is included in “Selling, general and administrative expenses” in the consolidated statements of income);

•	Pretax charges of $105,000 for accelerated depreciation related to restructurings in Film Products; and

•	A pretax charge of $27,000 related to severance and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina.

Plant shutdowns, asset impairments and restructurings in the first six months of 2005 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million (see page 8 for additional information);

•	A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility

(included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•	Pretax charges of $918,000 related to severance and other employee-related costs associated with restructurings in Film Products ($477,000) and Aluminum Extrusions ($441,000);

•	A pretax charge of $399,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $873,000 of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	A net pretax charge of $130,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $545,000 in pretax charges for employee relocation and recruitment is included in “Selling, general and administrative expenses” in the consolidated statements of income); and

•	Pretax charges of $205,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in the second quarter of 2004 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $2.7 million for impairment of the films business in Argentina;

•	Pretax charges of $994,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	Pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•	A pretax charge of $300,000 related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa; and

•	A pretax charge of $145,000 related to severance costs in Therics.

Plant shutdowns, asset impairments and restructurings in the first six months of 2004 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million;

•	A pretax charge of $2.7 million for impairment of the films business in Argentina;

•	Pretax charges of $1.7 million related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	Pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•	Pretax charges of $837,000 related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa; and

•	A pretax charge of $145,000 related to severance costs in Therics.

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the six months ended June 30, 2005 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Deprec.*	Other	Total

Balance, December 31, 2004	$5,091	$—	$—	$3,394	$8,485
Changes during 2005:
Charges	1,831	5,638	205	5,141	12,815
Cash spent	(4,088)	—	—	(2,059)	(6,147)
Charged against assets	—	(5,638)	(205)	—	(5,843)
Foreign currency translation	(8)	—	—	—	(8)
Reversed to income	(839)	—	—	(73)	(912)

Balance, June 30, 2005	$1,987	$—	$—	$6,403	$8,390

*	Represents depreciation accelerated due to plant shutdowns and restructurings based on a remaining useful life of less than one year.

On June 30, 2005, substantially all of the assets of Therics, Inc., a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Therics received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. Therics retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC will be accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC will be accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The potential future payments due from Therics, LLC based on the sale of certain products will be recognized as income when earned.

Gain on the sale of corporate assets for the three and six months ended June 30, 2005 include a pretax gain of $61,000 related to the sale of corporate real estate. Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of corporate real estate of $413,000 and a first-quarter pretax gain on the sale of public equity securities of $6.1 million. These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 8.

During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508,000 (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table in Note 8).

3.	The components of other comprehensive income or loss are as follows:

(In Thousands)	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net income	$2,132	$5,179	$7,682	$7,608
Other comprehensive income (loss), net of tax
of approximately 35%:
Available-for-sale securities adjustment:
Unrealized net holding gains arising
during the period	3	—	31	1,217
Reclassification adjustment for net
gains realized in income	—	—	—	(3,987)

Available-for-sale securities adjustment	3	—	31	(2,770)

Foreign currency translation adjustment:
Unrealized foreign currency translation
adjustment arising during period	(4,179)	(2,391)	(7,115)	(2,982)
Reclassification adjustment of foreign
currency translation loss included in
income (relates to films business in
Argentina sold - see Note 2)	—	1,140	—	1,140

Foreign currency translation adjustment	(4,179)	(1,251)	(7,115)	(1,842)

Derivative financial instrument adjustment	(1,191)	44	(1,356)	(33)
Minimum pension liability adjustment	—	—	191	—

Comprehensive income (loss)	$(3,235)	$3,972	$(567)	$2,963

4.	The components of inventories are as follows:

(In Thousands)	June 30, 2005	Dec. 31, 2004

Finished goods	$11,486	$13,452
Work-in-process	5,273	3,097
Raw materials	31,837	36,567
Stores, supplies and other	12,274	12,244

Total	$60,870	$65,360

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

(In Thousands)	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Weighted average shares outstanding used
to compute basic earnings per share	38,453	38,235	38,446	38,232
Incremental shares attributable to stock options
and restricted stock	139	192	168	199

Shares used to compute diluted earnings
per share	38,592	38,427	38,614	38,431

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and six months ended June 30, 2005 and three and six months ended June 30, 2004, 1,988,055, 1,910,847, 2,329,797 and 2,301,276, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.	We account for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for stock option grants been determined based on the fair value of the options at the grant dates consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(In Thousands, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net income:
As reported	$2,132	$5,179	$7,682	$7,608
Stock option-based compensation cost, net
of tax, based on the fair value method	(271)	(597)	(543)	(1,591)

Pro forma net income	$1,861	$4,582	$7,139	$6,017

Basic earnings per share:
As reported	.05	.14	.20	.20
Pro forma	.05	.12	.19	.16
Diluted earnings per share:
As reported	.05	.14	.20	.20
Pro forma	.05	.12	.18	.16

Stock option grants during the first half of 2005 were not material. At June 30, 2005, Tredegar had stock options outstanding of 1,560,160 with an exercise price of less than $20 per share and 997,855 with an exercise price of greater than or equal to $20 per share. During the first quarter of 2004, we also granted 125,000 shares of restricted Tredegar common stock to senior management (10,000 shares were cancelled when employees left the company prior to vesting). The price on the date of grant was $13.95 per share, and compensation expense of $1.6 million ($1 million after taxes) is being amortized over the vesting period of five years, subject to accelerated vesting based on meeting certain financial targets.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

(In Thousands)	Pension Benefits for 3 Months Ended June 30		Other Post-Retirement Benefits for 3 Months Ended June 30

	2005	2004	2005	2004

Service cost	$(1,524)	$(1,456)	$(29)	$(29)
Interest cost	(3,145)	(3,266)	(145)	(140)
Employee contributions	—	101	—	—
Other	(29)	(29)	—	—
Expected return on plan assets	5,512	5,998	—	—
Amortization of prior service costs, gains or
losses and net transition asset	(146)	(130)	—	12

Net periodic benefit income (cost)	$668	$1,218	$(174)	$(157)

(In Thousands)	Pension Benefits for 6 Months Ended June 30		Other Post-Retirement Benefits for 6 Months Ended June 30

	2005	2004	2005	2004

Service cost	$(3,048)	$(2,643)	$(58)	$(57)
Interest cost	(6,291)	(6,022)	(292)	(279)
Employee contributions	—	157	—	—
Other	68	(45)	—	—
Expected return on plan assets	11,024	11,140	—	—
Amortization of prior service costs, gains or
losses and net transition asset	(292)	(234)	—	25

Net periodic benefit income (cost)	$1,461	$2,353	$(350)	$(311)

We expect required contributions to our pension plans to be about $600,000 in 2005. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $525,000 in 2004 and $443,000 in 2003. We expect higher cost trends to continue in this area in 2005. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Our prescription drug benefits are not actuarially equivalent to the Act and therefore we do not expect that any federal subsidies will apply.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net Sales
Film Products	$111,244	$101,484	$227,955	$197,370
Aluminum Extrusions	125,963	108,981	235,929	204,176
Therics	115	120	252	131

Total net sales	237,322	210,585	464,136	401,677
Add back freight	6,402	5,468	12,345	10,295

Sales as shown in the Consolidated Statements of Income	$243,724	$216,053	$476,481	$411,972

Operating Profit
Film Products:
Ongoing operations	$11,396	$10,863	$22,974	$20,887
Plant shutdowns, asset impairments and restructurings,
net of gain on sale of assets	44	(4,834)	413	(6,037)

Aluminum Extrusions:
Ongoing operations	7,221	8,281	10,218	11,964
Plant shutdowns, asset impairments and restructurings	(202)	(146)	(840)	(9,726)

Therics:
Ongoing operations	(1,644)	(2,543)	(3,467)	(5,034)
Restructurings	(10,049)	(1,024)	(10,049)	(1,024)

Total	6,766	10,597	19,249	11,030
Interest income	142	72	240	146
Interest expense	1,093	598	2,056	1,521
Gain on sale of corporate assets	61	413	61	6,547
Corporate expenses, net	2,339	2,322	4,735	4,303

Income before income taxes	3,537	8,162	12,759	11,899
Income taxes	1,405	2,983	5,077	4,291

Net income	$2,132	$5,179	$7,682	$7,608

9.	In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow, and we do not expect it to have an impact on amounts reported in the consolidated statement of income and balance sheet.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment. This statement requires that the cost of employee services received in exchange for equity instruments be measured based on the fair value of the award on the grant date. The statement also requires that the cost be recognized over the employee service period required to receive the award. The statement applies to awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The statement is effective beginning the first fiscal year that begins after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow. The primary impact of adoption on Tredegar will be the recognition of compensation expense for stock options granted. Currently, we disclose the pro forma effects of treating stock option grants as compensation expense under the fair value-based method (see Note 6). We expect to continue to use the Black-Scholes options-pricing model to determine the estimated fair value of option grants but are still evaluating our transition method. We believe that the pro forma effects that have been disclosed are not materially different from compensation expense that would have been recognized if this standard had been previously adopted.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

         Second-quarter 2005 net income was $2.1 million (5 cents per share) compared with $5.2 million (14 cents per share) in the second quarter of 2004. Net income was $7.7 million (20 cents per share) for the first six months of 2005 compared with $7.6 million (20 cents per share) for the first six months of 2004. Gains on the sale of assets and other items and losses related to plant shutdowns, assets impairments and restructurings are described in Note 2 on page 6. The business segment review begins on page 20.

         Second-quarter profits in Film Products improved over last year due primarily to growth in new apertured, elastic and surface protection materials. However, despite lower resin costs, second-quarter profits declined by $200,000 from the previous quarter due to a recent slowdown in the growth of elastics and lower volume in certain non-elastic diaper-related components and packaging film. Average prices of low-density polyethylene resin in the U.S. declined about 6 cents per pound from first-quarter levels (resin prices in Europe and Asia also declined), resulting in a positive operating profit impact of approximately $1.5 million compared with the first quarter of 2005.

         Looking ahead to the second half of 2005, the recent slowdown in the growth of our elastics business is likely to continue through year-end and resin costs are expected to increase. As a result, 2005 profits in Film Products may not exceed last year’s level. Growth in new apertured topsheets and surface protection films is expected to continue into 2006. Demand for elastics should improve in 2006 as personal care product suppliers use more elastic materials to improve comfort and fit in diapers and adult incontinence products. The films business has resin pass-through or cost-sharing agreements for the majority of its sales. However, under certain agreements, changes in resin costs are not passed through for an average period of 90 days.

         In Aluminum Extrusions, operating profit in the second quarter declined to $7.2 million compared with $8.3 million last year. A relatively strong performance in U.S. operations, driven by commercial construction activity and higher sales of hurricane shutters, was offset by softer demand across all Canadian markets. Second-quarter volume was 63.4 million pounds, up slightly from 62.0 million pounds in 2004. Overall profits continue to be hurt by appreciation of the Canadian Dollar and higher energy costs (adverse impact of about $1.2 million and $900,000, respectively). If these conditions persist, it will be difficult to improve upon 2004 full-year profits.

         On June 30, 2005, substantially all of the assets of Therics, Inc., a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Therics received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. Therics retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC will be accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC will be accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The potential future payments due from Therics, LLC based on the sale of certain products will be recognized as income when earned.

         Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 22.

Critical Accounting Policies and Recently Issued Accounting Standards

         In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies. See Note 2 on page 6 for losses related to plant shutdowns, assets impairments and restructurings occurring during 2005 and the comparable period in 2004.

         Recently issued accounting standards are summarized in Note 9 on page 13.

Results of Operations

Second Quarter 2005 Compared with Second Quarter 2004

         Overall, sales in the second quarter of 2005 increased 12.8% compared with 2004. Net sales (sales less freight) increased 9.6% in Film Products primarily due to higher selling prices, which were driven by the pass-through of higher raw material costs. Growth in new products and foreign exchange rate changes also contributed to the increase in sales. Net sales increased 15.6% in Aluminum Extrusions due to higher selling prices, which were driven primarily by higher metal costs. For more information on net sales and volume, see the business segment review beginning on page 20.

         Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 13.6% in the second quarter of 2005 from 15.3% in 2004. At Film Products, an overall lower gross profit margin was driven primarily by higher resin costs. At Aluminum Extrusions, the gross profit margin declined primarily due to appreciation of the Canadian Dollar and higher energy costs.

         As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.7% in the second quarter of 2005 compared with 6.9% in 2004 due to higher sales offset by the classification of certain costs at Therics as operating versus research and development (“R&D”) consistent with the commercialization of the company’s bone void filler products last year.

         R&D expenses declined to $2.6 million in the second quarter of 2005 from $3.8 million in 2004. R&D spending at Therics declined to $1.1 million in the second quarter of 2005 from $1.9 million in 2004 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year. R&D spending at Film Products dropped to $1.5 million in the second quarter of 2005 compared with $1.9 million in 2004 due to restructuring.

         Plant shutdowns, asset impairments and restructurings in the second quarter of 2005 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million (see the Executive Summary on page 14 for additional information);

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	Pretax charges of $500,000 related to severance and other employee-related costs associated with restructurings in Film Products ($227,000) and Aluminum Extrusions ($273,000);

•	A pretax gain of $71,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including the reversal to income of certain severance and employee-related accruals of $474,000, partially offset by other shutdown-related costs of $403,000;

•	A net pretax charge of $250,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $346,000 in pretax charges for employee relocation and recruitment is included in “Selling, general and administrative expenses” in the consolidated statements of income);

•	Pretax charges of $105,000 for accelerated depreciation related to restructurings in Film Products; and

•	A pretax charge of $27,000 related to severance and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina.

         Plant shutdowns, asset impairments and restructurings in the second quarter of 2004 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $2.7 million for impairment of the films business in Argentina;

•	Pretax charges of $994,000 related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	Pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•	A pretax charge of $300,000 related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa; and

•	A pretax charge of $145,000 related to severance costs in Therics.

         We continue to focus on reducing costs and aligning our structure to meet the needs of our customers. Three areas that we believe will generate savings are the shutdown of the films plant in New Bern, North Carolina (which occurred in the fourth quarter of 2004), completion of the restructuring of the R&D function in Film Products over the next six months, and the shutdown of the aluminum plant in Aurora, Ontario and the relocation of its largest extrusion press to our plant in Pickering, Ontario. Annual cost savings from these moves are expected to be about $4 million for the shutdown of the plant in New Bern, North Carolina, $2 million for the restructuring of the R&D function, and $2 million for the shutdown of the plant in Aurora, Ontario. Related incremental cash expenditures to achieve these savings are about $7 million (complete), $6 million (about $2.5 million remaining at June 30, 2005, including $800,000 to be expensed when incurred) and $8 million (about $1 million remaining at June 30, 2005, including $750,000 to be expensed when incurred), respectively.

         Gain on the sale of corporate assets for the second quarter of 2005 includes a pretax gain of $61,000 related to the sale of corporate real estate. Gain on sale of corporate assets for the second quarter of 2004 includes a pretax gain on the sale of corporate real estate of $413,000. These gains are included in

“Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 20.

         For more information on costs and expenses, see the business segment review beginning on page 20.

         Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $142,000 in 2005 and $72,000 in 2004.

         Interest expense increased to $1.1 million in the second quarter of 2005 compared with $598,000 in 2004. Average debt outstanding and interest rates were as follows:

(In Millions)	Three Months Ended June 30

	2005	2004

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$112.9	$88.3
Average interest rate	4.3%	2.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.6	$5.3
Average interest rate	5.2%	7.9%

Total debt:
Average outstanding debt balance	$118.5	$93.6
Average interest rate	4.3%	2.7%

         The effective tax rate was 39.7% in the second quarter of 2005, up from 36.5% in 2004. The increase is primarily due to a 35% tax benefit accrued on operating losses, asset impairments and restructuring charges at Therics versus a higher tax rate accrued on income-generating operations. The overall effective tax rate for the year is expected to be around 37%.

First Six Months of 2005 Compared with First Six Months of 2004

         Overall, sales in the first six months of 2005 increased 15.7% compared with 2004. Net sales (sales less freight) increased 15.5% in Film Products primarily due to growth of higher value new products (primarily apertured, elastic and surface protection materials). Net sales also benefited from higher selling prices driven by the pass-through of higher raw material costs and foreign exchange rate changes. Net sales increased 15.6% in Aluminum Extrusions due to higher selling prices, which were driven primarily by higher metal costs. For more information on net sales and volume, see the business segment review beginning on page 20.

         Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 13% in the first six months of 2005 from 14.7% in 2004. At Film Products, an overall lower gross profit margin was driven primarily by higher resin costs. At Aluminum Extrusions, the gross profit margin declined primarily due to appreciation of the Canadian Dollar and higher energy costs.

         As a percentage of sales, SG&A expenses increased to 7% in the first six months of 2005 compared with 6.9% in 2004 due to the classification of certain costs at Therics as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year, partially offset by higher sales.

         R&D expenses declined to $5.4 million in the first six months of 2005 from $8.1 million in 2004. R&D spending at Therics declined to $2.4 million in the first six months of 2005 from $4.3 million in 2004 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year. R&D spending at Film Products dropped to $3 million in the first six months of 2005 compared with $3.8 million in 2004 due to restructuring.

         Plant shutdowns, asset impairments and restructurings in the first six months of 2005 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million (see the Executive Summary on page 14 for additional information);

•	A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•	Pretax charges of $918,000 related to severance and other employee-related costs associated with restructurings in Film Products ($477,000) and Aluminum Extrusions ($441,000);

•	A pretax charge of $399,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $873,000 of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	A net pretax charge of $130,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $545,000 in pretax charges for employee relocation and recruitment is included in “Selling, general and administrative expenses” in the consolidated statements of income); and

•	Pretax charges of $205,000 for accelerated depreciation related to restructurings in Film Products.

         Plant shutdowns, asset impairments and restructurings in the first six months of 2004 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $9.6 million related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million;

•	A pretax charge of $2.7 million for impairment of the films business in Argentina;

•	Pretax charges of $1.7 million related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	A pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the Therics facility in Princeton, New Jersey;

•	Pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•	Pretax charges of $837,000 related to severance and other employee-related costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $300,000 related to the estimated loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa; and

•	A pretax charge of $145,000 related to severance costs in Therics.

         Gain on the sale of corporate assets for the first six months of 2005 includes a pretax gain of $61,000 related to the sale of corporate real estate. Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of corporate real estate of $413,000 and a first-quarter pretax gain on the sale of public equity securities of $6.1 million. These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 20.

         For more information on costs and expenses, see the business segment review beginning on page 20.

         Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $240,000 in 2005 and $146,000 in 2004.

         Interest expense increased to $2.1 million in the first six months of 2005 compared with $1.5 million in 2004. Average debt outstanding and interest rates were as follows:

(In Millions)	Six Months Ended June 30

	2005	2004

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$109.7	$113.2
Average interest rate	4.1%	2.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.7	$5.4
Average interest rate	5.2%	6.7%

Total debt:
Average outstanding debt balance	$115.4	$118.6
Average interest rate	4.2%	2.6%

         The effective tax rate was 39.8% in the first six months of 2005, up from 36.1% in 2004. The increase is primarily due to a 35% tax benefit accrued on operating losses, asset impairments and restructuring charges at Therics versus a higher tax rate accrued on income-generating operations. The overall effective tax rate for the year is expected to be around 37%.

Business Segment Review

         The following tables present Tredegar’s net sales and operating profit by segment for the three and six months ended June 30, 2005 and 2004:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

Net Sales
Film Products	$111,244	$101,484	$227,955	$197,370
Aluminum Extrusions	125,963	108,981	235,929	204,176
Therics	115	120	252	131

Total net sales	237,322	210,585	464,136	401,677
Add back freight	6,402	5,468	12,345	10,295

Sales as shown in the Consolidated Statements of Income	$243,724	$216,053	$476,481	$411,972

Operating Profit
Film Products:
Ongoing operations	$11,396	$10,863	$22,974	$20,887
Plant shutdowns, asset impairments and restructurings,
net of gain on sale of assets	44	(4,834)	413	(6,037)

Aluminum Extrusions:
Ongoing operations	7,221	8,281	10,218	11,964
Plant shutdowns, asset impairments and restructurings	(202)	(146)	(840)	(9,726)

Therics:
Ongoing operations	(1,644)	(2,543)	(3,467)	(5,034)
Restructurings	(10,049)	(1,024)	(10,049)	(1,024)

Total	6,766	10,597	19,249	11,030
Interest income	142	72	240	146
Interest expense	1,093	598	2,056	1,521
Gain on sale of corporate assets	61	413	61	6,547
Corporate expenses, net	2,339	2,322	4,735	4,303

Income before income taxes	3,537	8,162	12,759	11,899
Income taxes	1,405	2,983	5,077	4,291

Net income	$2,132	$5,179	$7,682	$7,608

         Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

         Net sales (sales less freight) in Film Products increased 9.6% in the second quarter of 2005 compared with last year primarily due to higher selling prices, which were driven by the pass-through of higher raw material costs. Growth in higher value new products (primarily apertured, elastic and surface protection materials) and foreign exchange rate changes also contributed to the increase in sales. Second-quarter of 2005 profits in Film Products improved over last year due primarily to growth in new apertured, elastic and surface protection materials. However, despite lower resin costs, second-quarter profits declined by $200,000 from the previous quarter due to a recent slowdown in the growth of elastics and lower volume in certain non-elastic diaper-related components and packaging film. Average prices of low-density polyethylene resin in the U.S. declined about 6 cents per pound from first-quarter of 2005 levels (resin prices in Europe and Asia also declined), resulting in a positive operating profit impact of approximately $1.5 million compared with the first quarter of 2005.

         Net sales and operating profit in Film Products increased in the first six months of 2005 compared with 2004 primarily due to growth of higher value new products. Net sales also benefited from higher selling prices driven by the pass-through of higher raw material costs and foreign exchange rate changes.

         Looking ahead to the second half of 2005, the recent slowdown in the growth of our elastics business is likely to continue through year-end and resin costs are expected to increase. As a result, 2005 profits in Film Products may not exceed last year’s level. Growth in new apertured topsheets and surface protection films is expected to continue into 2006. Demand for elastics should improve in 2006 as personal care product suppliers use more elastic materials to improve comfort and fit in diapers and adult incontinence products. The films business has resin pass-through or cost-sharing agreements for the majority of its sales. However, under certain agreements, changes in resin costs are not passed through for an average period of 90 days.

         Aggregate capital expenditures in 2003 and 2004 totaled $102 million, and we expect to spend approximately $55 million in 2005 (we spent $28 million in the first six months of 2005), including expansion of capacity for apertured and elastic materials and surface protection films and a new global information system. Approximately one-third of our capital expenditures during 2003 and 2004 and capital expenditures during 2005 (already spent or proposed to be spent) relate to customer-specific opportunities that are covered by capital indemnification, take-or-pay or similar arrangements. Excluding these opportunities, we estimate that our ongoing capital expenditure requirement in Film Products is about $35 million annually. Long-term growth will depend on our ability to provide innovative materials at or below existing material costs. This includes lowering equipment and other capital costs.

Aluminum Extrusions

         Second-quarter of 2005 net sales in Aluminum Extrusions were up 15.6% due to higher selling prices, which were primarily driven by higher metal costs. Volume increased in the second quarter by 2.3% to 63.4 million pounds compared with 62.0 million pounds last year. A relatively strong performance in U.S. operations, driven by commercial construction activity and higher sales of hurricane shutters, was offset by softer demand across all Canadian markets. Overall profits continue to be hurt by appreciation of the Canadian Dollar and higher energy costs (adverse impact on the second quarter of 2005 compared to last year of about $1.2 million and $900,000, respectively). If these conditions persist, it will be difficult to improve upon 2004 full-year profits. We announced a price increase in April of 2005 that we believe should help offset continued higher costs.

         Capital expenditures for the first six months of 2005 were $8 million and are expected to be approximately $15 million for the year. Capital expenditures related to ongoing support and continuity is about $10 million annually, or approximately the same level as depreciation ($10.9 million in 2004). Capital expenditures expected in 2005 in excess of ongoing support and continuity is primarily due to the consolidation of some of our Canadian operations, including closing the plant in Aurora, Ontario. We moved the Aurora plant’s largest press to the plant in Pickering, Ontario, and invested $8 million to upgrade the press and enlarge the facility. This consolidation is expected to reduce annual operating costs by approximately $2 million.

Therics

         See the Executive Summary on page 14 regarding the sale or assignment of substantially all of the assets of Therics.

Liquidity and Capital Resources

         Tredegar’s total assets increased to $776.5 million at June 30, 2005, from $769.5 million at December 31, 2004, due primarily to the net effects of:

•	Higher accounts receivable (up $6.5 million or 6%) due primarily to higher net sales for all businesses (net sales for the second quarter of 2005 were up $17 million compared to the fourth quarter of 2004)

–	Days sales outstanding remains in the 50-day range in Film Products and 45-day range in Aluminum Extrusions

•	Lower inventories (down $4.5 million or 7%)

–	Inventory days remain in the 45-day range in Film Products and 35-day range in Aluminum Extrusions

•	Higher net property, plant and equipment (up $3.7 million or 1%) due primarily to capital expenditures in excess of depreciation of $17 million, partially offset by foreign exchange changes of $8.9 million and asset impairments and disposals during the year in Film Products totaling $1.2 million and Therics totaling $2.1 million

         Cash provided by operating activities was $24 million in the first six months of 2005 compared with $69.1 million in 2004. The decrease is due primarily to the income tax refund received in 2004 related to the sale in 2003 of the venture capital portfolio.

         Cash used in investing activities was $31.2 million in the first six months of 2005 compared with $15.9 million in 2004. The change is primarily attributable to higher capital expenditures (up $10.8 million) and lower proceeds from the sale of assets and property disposals (down $4.5 million).

         Capital expenditures in the first six months of 2005 reflect the normal replacement of machinery and equipment and primarily:

•	Continued expansion of capacity for apertured and elastic materials and surface protection films and a new global information system in Film Products; and

•	Moving and upgrading the largest press at the facility shut down in Aurora, Ontario to the plant in Pickering, Ontario, and enlargement of the Pickering facility.

         Capital expenditures for all of 2005 are expected to be approximately $55 million in Film Products and about $15 million in Aluminum Extrusions. See the business segment review beginning on page 20 for more information.

         Net capitalization and indebtedness as defined under our Credit Agreement as of June 30, 2005 are as follows:

Net Capitalization and Indebtedness as of June 30, 2005 (In Thousands)

Net capitalization:
Cash and cash equivalents	$26,950
Book overdrafts	(5,785)
Debt:
Credit Agreement:
Revolver	50,000
Term loan	58,125
Other debt	5,491

Total debt	113,616

Debt net of cash, cash equivalents and book overdrafts	92,451
Shareholders’ equity	477,178

Net capitalization	$569,629

Indebtedness as defined in Credit Agreement:
Total debt	$113,616
Face value of letters of credit	6,295
Liabilities relating to derivative financial instruments	726

Indebtedness	$120,637

         Under the Credit Agreement, revolving credit borrowings are permitted up to $125 million, and $75 million was unused at June 30, 2005. The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR		Commitment Fee

	Revolver	Term Loan

> 2x but ‹= 3x	150	150	30
> 1x but ‹= 2x	125	125	25
‹= 1x	100	100	20

         At June 30, 2005, the interest rate on debt under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

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
As of June 30, 2005 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement for the twelve months ended June 30, 2005:
Net income	$29,255
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	10,008
Interest expense	3,706
Depreciation and amortization expense for continuing operations	36,791
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before
maximum adjustment of $12,030)	18,178
Minus:
After-tax income related to discontinued operations	(2,921)
Total income tax benefits for continuing operations	—
Interest income	(444)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (all cash-related of $12,385)	(10,000)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	7,153

Adjusted EBITDA as defined in Credit Agreement	91,726
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(35,748)

Adjusted EBIT as defined in Credit Agreement	$55,978

Shareholders’ equity at June 30, 2005	$477,178
Computations of leverage and interest coverage ratios as defined in Credit
Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.32x
Interest coverage ratio (adjusted EBIT-to-interest expense)	15.10x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid
by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by
50% of net income generated after September 30, 2003)	348,089
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

         We believe that as of June 30, 2005, and currently we are in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

         We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Quantitative and Qualitative Disclosures About Market Risk

         Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 22 regarding Credit Agreement and interest rate exposures.

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

Source: Quarterly averages computed by Tredegar using monthly data provided by Chemical Data Inc. (“CDI”). In January 2005, CDI reflected a 4 cents per pound non-market adjustment based on their estimate of the growth of discounts over the 2000 to 2003 period. The 4th quarter 2004 average rate of 67 cents per pound is shown on a pro forma basis as if the non-market adjustment was made in October 2004.

         Resin prices in Europe and Asia have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, we have pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. Most new customer contracts contain resin pass-through arrangements.

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

         In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. No natural gas hedging transactions were outstanding as of June 30, 2005. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

         We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first half of 2005 and 2004 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Six Months Ended June 30

	2005		2004

	Exports from U.S.	Foreign Operations	Exports from U.S.	Foreign Operations

Canada	5%	15%	4%	17%
Europe	1	14	3	12
Latin America	1	2	2	2
Asia	5	4	3	3

Total	12%	35%	12%	34%

*	Based on consolidated net sales from manufacturing operations (excludes Therics).

         We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 75% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations in Europe primarily relates to the Euro and the Hungarian Forint.

         The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on the first six months of 2005 compared with the first six months of 2004 of about $2 million. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar had a positive impact on results for the first six months of about $800,000 compared with the first six months of 2004.

         We are continuing to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Forward-looking and Cautionary Statements

         From time to time, we may make statements (such as using the words “believe,” “hope,” “expect,” “are likely,” and similar expressions) that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to the following:

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. There is no assurance that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

•	Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, restrictions on foreign trade or investment, fluctuations in exchange rates, imposition of additional taxes on our foreign income, nationalization of private enterprises and unexpected adverse changes in foreign laws and regulatory requirements.

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 27% of Tredegar’s net sales in 2004, 29% in 2003 and 33% in 2002. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in

P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•	Growth of Film Products depends on our ability to develop and deliver new products at competitive prices, especially in the personal care market. Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business. In the long term, growth will depend on our ability to provide innovative materials at or below existing material costs, including lowering equipment and other capital costs.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Moreover, in 2003 higher energy and insurance costs and the appreciation of the Canadian Dollar against the U.S. Dollar had an adverse impact on operating profits. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

In 2004, operating profit from ongoing operations in Aluminum Extrusions increased to $22.6 million from $15.1 million in 2003. The $7.5 million or 50% increase in operating profit on 6.7% volume growth is primarily due to operating leverage and pricing improvements.

•	The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has over 1,800 customers in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusion’s net sales. Due to the diverse customer mix across

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

         There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

On June 23, 2005, the United States Environmental Protection Agency, Region 4 (“EPA”), issued an Administrative Order (Docket No. CAA-04-2005-1838, the “Order”) under the Clean Air Act (as amended from time to time, the “Act”) alleging certain violations by Aluminum Extrusions’ Carthage, Tennessee facility of the refrigerant management regulations promulgated pursuant to the Act. The Order alleges that the violations occurred primarily in 2002 and 2003.

The Order requires Aluminum Extrusions to either replace the cooling system at issue or retrofit it with an EPA approved non-ozone depleting substance. The Order further requires Aluminum Extrusions to comply with certain applicable provisions of the Act and provide certified documentation verifying compliance with the Order. Aluminum Extrusions must comply with the Order within 180 days from issuance.

Although Aluminum Extrusions has not admitted any violations to the EPA pursuant to the Order, Aluminum Extrusions has elected to replace the affected cooling system. Aluminum Extrusions expects the replacement cost to approximate $110,000. While the Order does not impose penalties or fines, EPA has reserved the right to do so in the future. Management believes that future penalties or fines assessed by EPA relating to this matter, if any, should not exceed $150,000 (which has been reflected in the financial statements). Management expects to comply with the Order within the mandated time period. Tredegar does not expect that the Order or any future fines or penalties assessed by EPA with respect to this matter will have a material adverse effect on Tredegar.

Item 4.       Submission of Matters to a Vote of Security Holders.

Tredegar’s Annual Meeting of Shareholders was held on April 28, 2005. The following sets forth the vote results with respect to each of the matters voted upon by shareholders at the meeting:

(a)	Election of Directors

Nominee	Number of Votes “For”	Number of Votes “Withheld”

Horst R. Adam	36,320,233	226,054
Norman A. Scher	32,553,596	3,992,691
R. Gregory Williams	32,645,932	3,900,355

There were no broker non-votes with respect to the election of directors.

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Austin Brockenbrough, III Donald T. Cowles John D. Gottwald William M. Gottwald Richard L. Morrill Thomas G. Slater, Jr.

(b)	Ratification of Appointment of PricewaterhouseCoopers LLP:

Ratification of appointment of PricewaterhouseCoopers LLP as Tredegar’s independent registered public accounting firm for the fiscal year ending December 31, 2005:

Number of Votes “For”	Number of Votes “Against”	Number of Abstentions	Number of Broker Non-Votes

36,132,936	289,775	123,756	None

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

Date: August 9, 2005 ———————————————	Tredegar Corporation (Registrant) /s/ D. Andrew Edwards —————————————————————— D. Andrew Edwards Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)