Form 10-Q
period 2005-09-30
TREDEGAR CORP
filed 2005-11-09
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

            The number of shares of Common Stock, no par value, outstanding as of October 31, 2005: 38,654,418.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	Sept. 30, 2005	Dec. 31, 2004

Assets
Current assets:
Cash and cash equivalents	$23,447	$22,994
Accounts and notes receivable, net	131,816	117,314
Income taxes recoverable	8,627	—
Inventories	52,806	65,360
Deferred income taxes	6,657	10,181
Prepaid expenses and other	3,947	4,689

Total current assets	227,300	220,538

Property, plant and equipment, at cost	638,395	621,725
Less accumulated depreciation	311,627	305,033

Net property, plant and equipment	326,768	316,692

Other assets and deferred charges	97,476	89,261
Goodwill and other intangibles	138,091	142,983

Total assets	$789,635	$769,474

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,401	$63,852
Accrued expenses	40,485	38,141
Income taxes payable	—	1,446
Current portion of long-term debt	115,197	13,125

Total current liabilities	219,083	116,564
Long-term debt	—	90,327
Deferred income taxes	72,016	71,141
Other noncurrent liabilities	11,030	11,000

Total liabilities	302,129	289,032

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	109,913	109,450
Common stock held in trust for savings restoration plan	(1,282)	(1,274)
Unearned compensation on restricted stock	(1,036)	(1,402)
Unrealized gain on available-for-sale securities	39	—
Foreign currency translation adjustment	15,489	19,562
Gain on derivative financial instruments	264	884
Minimum pension liability	(965)	(1,156)
Retained earnings	365,084	354,378

Total shareholders’ equity	487,506	480,442

Total liabilities and shareholders’ equity	$789,635	$769,474

See accompanying notes to financial statements.
2

Tredegar Corporation Consolidated Statements of Income (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2005	2004	2005	2004

Revenues and other items:
Sales	$240,716	$222,515	$717,197	$634,487
Other income (expense), net	(394)	8,232	3,104	14,690

	240,322	230,747	720,301	649,177

Costs and expenses:
Cost of goods sold	201,917	185,087	604,346	526,314
Freight	6,281	5,759	18,626	16,054
Selling, general and administrative	15,746	14,938	49,200	43,370
Research and development	1,851	3,770	7,217	11,905
Amortization of intangibles	50	90	262	224
Interest expense	1,196	707	3,252	2,228
Asset impairments and costs associated with exit and disposal activities	1,159	2,876	12,517	19,663

Total	228,200	213,227	695,420	619,758

Income before income taxes	12,122	17,520	24,881	29,419
Income taxes	4,465	2,228	9,542	6,519

Net income	$7,657	$15,292	$15,339	$22,900

Earnings per share:
Basic	$.20	$.40	$.40	$.60
Diluted	.20	.40	.40	.60

Shares used to compute earnings per share:
Basic	38,465	38,317	38,453	38,261
Diluted	38,565	38,519	38,598	38,457

Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.
3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Nine Months Ended Sept. 30

	2005	2004

Cash flows from operating activities:
Net income	$15,339	$22,900
Adjustments for noncash items:
Depreciation	28,203	24,919
Amortization of intangibles	262	224
Deferred income taxes	6,801	(614)
Accrued pension income and postretirement benefits	(1,611)	(3,065)
Gain on sale of assets	(2,507)	(6,547)
Loss on asset impairments and divestitures	6,556	13,831
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(15,327)	(34,718)
Inventories	12,631	(6,292)
Income taxes recoverable	(8,627)	61,505
Prepaid expenses and other	789	(603)
Accounts payable	(3,169)	11,181
Accrued expenses and income taxes payable	(1,132)	1,238
Other, net	(2,767)	(460)

Net cash provided by operating activities	35,441	83,499

Cash flows from investing activities:
Capital expenditures	(49,027)	(39,983)
Acquisitions	—	(1,420)
Novalux investment in 2004	—	(5,000)
Proceeds from the sale of assets and property disposals	3,368	8,230
Other, net	737	(197)

Net cash used in investing activities	(44,922)	(38,370)

Cash flows from financing activities:
Dividends paid	(4,641)	(3,068)
Debt principal payments	(33,875)	(67,724)
Borrowings	45,620	29,275
Book overdrafts	3,642	—
Proceeds from exercise of stock options	406	1,588

Net cash provided by (used in) financing activities	11,152	(39,929)

Effect of exchange rate changes on cash	(1,218)	204

Increase in cash and cash equivalents	453	5,404
Cash and cash equivalents at beginning of period	22,994	19,943

Cash and cash equivalents at end of period	$23,447	$25,347

See accompanying notes to financial statements.
4

Tredegar Corporation Consolidated Statement of Shareholders’ Equity (In Thousands, Except Per Share Data) (Unaudited)

					Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compen- sation	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability	Total Share- holders’ Equity

Balance December 31, 2004	$109,450	$354,378	$(1,274)	$(1,402)	$—	$19,562	$884	$(1,156)	$480,442

Comprehensive income:
Net income	—	15,339	—	—	—	—	—	—	15,339
Other comprehensive income (loss):
Available-for-sale securities adjustment (net of tax of $21)	—	—	—	—	39	—	—	—	39
Foreign currency translation adjustment (net of tax of $2,192)	—	—	—	—	—	(4,073)	—	—	(4,073)
Derivative financial instruments adjustment (net of tax of $349)	—	—	—	—	—	—	(620)	—	(620)
Minimum pension liability adjustment (net of tax of $101)	—	—	—	—	—	—	—	191	191

Comprehensive income									10,876
Cash dividends declared ($.12 per share)	—	(4,641)	—	—	—	—	—	—	(4,641)
Restricted stock forfeitures	(49)	—	—	49	—	—	—	—	—
Restricted stock amortization	—	—	—	317	—	—	—	—	317
Issued upon exercise of stock options and
stock compensation plans (including
related income tax benefits of $106)	512	8	(8)	—	—	—	—	—	512

Balance September 30, 2005	$109,913	$365,084	$(1,282)	$(1,036)	$39	$15,489	$264	$(965)	$487,506

See accompanying notes to financial statements.
5

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2005, the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004, and the consolidated cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the third quarter of 2005 shown in the segment operating profit table in Note 8 include:

•	Pretax charges of $906,000 for severance and other employee-related costs in connection with restructurings in Film Products ($514,000), Aluminum Extrusions ($207,000), and at corporate headquarters ($185,000; included in “Corporate expenses, net” in the segment operating profit table);

•	A net pretax charge of $595,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $657,000 in pretax charges for employee relocation and recruitment is included in “Selling, R&D and general expenses” in the condensed consolidated statements of income);

•	A pretax charge of $198,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario; and

•	Pretax charges of $117,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in the first nine months of 2005 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of AFBS’ (formerly Therics) assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million (see page 8 for additional information);

•	Pretax charges of $1.8 million related to severance and other employee-related costs in connection with restructurings in Film Products ($991,000), Aluminum Extrusions ($648,000) and at corporate headquarters ($185,000; included in “Corporate expenses, net” in the segment operating profit table);

•	A net pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the condensed consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the condensed consolidated statements of income);

•	A net pretax charge of $725,000 associated with the restructuring of the research and development operations in Film Products including, $1.2 million in pretax charges for
6

employee relocation and recruitment (included in “Selling, R&D and general expenses” in the condensed consolidated statements of income), partially offset by the reversal to income of certain severance and employee-related accruals of $477,000;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the condensed consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	A net pretax charge of $597,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $1.1 million of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000; and

•	Pretax charges of $322,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in the third quarter of 2004 shown in the segment operating profit table in Note 8 include:

•	Pretax charges of $828,000 for accelerated depreciation related to plant shutdowns and restructurings in Film Products;

•	A pretax charge of $709,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products;

•	Pretax charges of $617,000 related to severance and other costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $357,000 related to the sale of the films business in Argentina;

•	A pretax charge of $195,000 related to the planned shutdown of the aluminum extrusions facility in Aurora, Ontario; and

•	A pretax charge of $170,000 for additional costs incurred related to a plant shutdown in Film Products.

Plant shutdowns, asset impairments and restructurings in the first nine months of 2004 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $9.8 million related to the planned shutdown of the aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other costs of $2.7 million;

•	A pretax charge of $3 million related to the sale of the films business in Argentina;

•	Pretax charges of $2.5 million related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	Pretax charges of $1.5 million related to severance and other costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey;

•	A pretax charge of $709,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products;

•	Pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•	Pretax charges of $470,000 for additional costs incurred related to plant shutdowns in Film Products; and

•	A pretax charge of $145,000 related to severance costs in AFBS.
7

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the nine months ended September 30, 2005 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Deprec.*	Other	Total

Balance, December 31, 2004	$5,091	$—	$—	$3,394	$8,485
Changes during 2005:
Charges	2,737	5,638	322	5,996	14,693
Cash spent	(5,606)	—	—	(3,234)	(8,840)
Charged against assets	—	(5,638)	(322)	—	(5,960)
Foreign currency translation	(8)	—	—	—	(8)
Reversed to income	(901)	—	—	(73)	(974)

Balance, September 30, 2005	$1,313	$—	$—	$6,083	$7,396

* Represents depreciation accelerated due to plant shutdowns and restructurings based on a remaining useful life of less than one year.

On June 30, 2005, substantially all of the assets of AFBS, Inc., a wholly-owned subsidiary of Tredegar (formerly known as Therics, Inc.), were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The potential future payments due from Therics, LLC based on the sale of certain products will be recognized as income when earned.

Gain on sale of corporate assets for the nine months ended September 30, 2005 includes a pretax gain of $61,000 related to the sale of corporate real estate. Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of corporate real estate of $413,000 and a first-quarter pretax gain on the sale of public equity securities of $6.1 million. These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 8.

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

The other pretax gain in 2004 of $7.3 million included in the Aluminum Extrusions section of the operating profit by segment table in Note 8 is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received $5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million received in February of 2005 and $1.8 million due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the condensed consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”
8

In October 2005, we invested an additional $1.1 million in a new convertible secured bridge financing for Novalux, Inc. bringing our aggregate investment to $6.1 million. Novalux is developing a laser technology for potential use in a variety of applications, including flat panel displays for home theaters. In conjunction with our most recent investment, we entered into a forbearance agreement with Novalux pursuant to which we have agreed to forbear our ability to vote the number of shares that we hold which account for more than 19.5% of the total voting shares of Novalux (our voting interest in Novalux prior to the new financing was approximately 18% on an issued and outstanding basis and 15% on a fully diluted basis). We do not believe that our $6.1 million investment in Novalux provides us significant influence over its operating and financial policies. Accordingly, we continue to account for our investment in Novalux under the cost method.

Tredegar expects to refinance its debt by the end of 2005 with a new multi-year revolving credit facility. Under the current credit agreement, $3.8 million is due for each of the next three quarters with the remainder due on September 30, 2006.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands)	2005	2004	2005	2004

Net income	$7,657	$15,292	$15,339	$22,900
Other comprehensive income (loss), net of tax of approximately 35%:
Available-for-sale securities adjustment:
Unrealized net holding gains arising during the period	8	—	39	1,217
Reclassification adjustment for net gains realized in income	—	—	—	(3,987)

Available-for-sale securities adjustment	8	—	39	(2,770)

Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	3,043	4,034	(4,073)	1,052
Reclassification adjustment of foreign currency translation loss included in income (relates to films business in Argentina sold - see Note 2)	—	21	—	1,161

Foreign currency translation adjustment	3,043	4,055	(4,073)	2,213

Derivative financial instrument adjustment	736	151	(620)	118
Minimum pension liability adjustment	—	—	191	—

Comprehensive income (loss)	$11,444	$19,498	$10,876	$22,461

4.	The components of inventories are as follows:

(In Thousands)	Sept. 30, 2005	Dec. 31, 2004

Finished goods	$10,756	$13,452
Work-in-process	3,070	3,097
Raw materials	26,803	36,567
Stores, supplies and other	12,177	12,244

Total	$52,806	$65,360

9

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands)	2005	2004	2005	2004

Weighted average shares outstanding used to compute basic earnings per share	38,465	38,317	38,453	38,261
Incremental shares attributable to stock options and restricted stock	100	202	145	196

Shares used to compute diluted earnings per share	38,565	38,519	38,598	38,457

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2005 and three and nine months ended September 30, 2004, 2,102,035, 1,974,576, 2,017,088 and 2,206,547 respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.	We account for stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense has been recognized since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for stock option grants been determined based on the fair value of the options at the grant dates consistent with the method of accounting under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands, Except Per Share Data)	2005	2004	2005	2004

Net income:
As reported	$7,657	$15,292	$15,339	$22,900
Stock option-based compensation cost, net of tax, based on the fair value method	(271)	(271)	(814)	(1,862)

Pro forma net income	$7,386	$15,021	$14,525	$21,038

Basic earnings per share:
As reported	.20	.40	.40	.60
Pro forma	.19	.39	.38	.55
Diluted earnings per share:
As reported	.20	.40	.40	.60
Pro forma	.19	.39	.38	.55

Stock option grants during the first nine months of 2005 were not material. At September 30, 2005, Tredegar had stock options outstanding of 1,428,890 with an exercise price of less than $20 per share and 878,555 with an exercise price of greater than or equal to $20 per share. During the third quarter of 2005, we granted 7,000 shares of restricted Tredegar common stock to new employees. The price on the date of grant was $12.92 per share, and compensation expense of $90,440 ($58,786 after taxes) is being amortized over the vesting period of five years, subject to accelerated vesting based on Tredegar meeting certain financial targets. During the first quarter of 2004, we also granted 125,000 shares of restricted Tredegar common stock to senior management (15,000 shares were cancelled when employees left the company prior to vesting). The price on
10

the date of grant was $13.95 per share, and compensation expense of $1.5 million ($1 million after taxes) is being amortized over the vesting period of five years, subject to accelerated vesting based on meeting certain financial targets.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended Sept. 30		Other Post-Retirement Benefits for 3 Months Ended Sept. 30

(In Thousands)	2005	2004	2005	2004

Service cost	$(1,616)	$(1,326)	$(23)	$(30)
Interest cost	(3,172)	(3,031)	(116)	(141)
Employee contributions	113	89	—	—
Other	(29)	(25)	—	—
Expected return on plan assets	5,526	5,593	—	—
Amortization of prior service costs, gains or losses and net transition asset	(185)	(119)	1	13

Net periodic benefit income (cost)	$637	$1,181	$(138)	$(158)

	Pension Benefits for 9 Months Ended Sept. 30		Other Post-Retirement Benefits for 9 Months Ended Sept. 30

(In Thousands)	2005	2004	2005	2004

Service cost	$(4,892)	$(3,969)	$(80)	$(87)
Interest cost	(9,463)	(9,053)	(407)	(420)
Employee contributions	340	246	—	—
Other	40	(70)	—	—
Expected return on plan assets	16,550	16,733	—	—
Amortization of prior service costs, gains or losses and net transition asset	(476)	(353)	(1)	38

Net periodic benefit income (cost)	$2,099	$3,534	$(488)	$(469)

We expect required contributions to our pension plans to be about $850,000 in 2005. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $525,000 in 2004 and $443,000 in 2003. We expect higher cost trends to continue in this area in 2005. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. Our prescription drug benefits are not actuarially equivalent to the Act and therefore we do not expect that any federal subsidies will apply.
11

8.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2005	2004	2005	2004

Net Sales
Film Products	$116,350	$104,570	$344,305	$301,940
Aluminum Extrusions	118,085	112,051	354,014	316,227
AFBS (formerly Therics)	—	135	252	266

Total net sales	234,435	216,756	698,571	618,433
Add back freight	6,281	5,759	18,626	16,054

Sales as shown in the Consolidated Statements of Income	$240,716	$222,515	$717,197	$634,487

Operating Profit
Film Products:
Ongoing operations	$13,822	$10,966	$36,796	$31,853
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets	(1,225)	(2,681)	(812)	(8,718)

Aluminum Extrusions:
Ongoing operations	4,362	7,376	14,580	19,340
Plant shutdowns, asset impairments and restructurings	(406)	(195)	(1,246)	(9,921)
Other	—	7,316	—	7,316

AFBS (formerly Therics):
Ongoing operations	—	(2,204)	(3,467)	(7,238)
Loss on investment in Therics, LLC	(91)	—	(91)	—
Restructurings	—	—	(10,049)	(1,024)

Total	16,462	20,578	35,711	31,608
Interest income	146	86	386	232
Interest expense	1,196	707	3,252	2,228
Gain on sale of corporate assets	—	—	61	6,547
Corporate expenses, net	3,290	2,437	8,025	6,740

Income before income taxes	12,122	17,520	24,881	29,419
Income taxes	4,465	2,228	9,542	6,519

Net income	$7,657	$15,292	$15,339	$22,900

9.	In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow, and we do not expect it to have an impact on amounts reported in the consolidated statement of income and balance sheet.

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
13

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

                Third-quarter 2005 net income was $7.6 million (20 cents per share) compared with $15.3 million (40 cents per share) in the third quarter of 2004. Net income was $15.3 million (40 cents per share) for the first nine months of 2005 compared with $22.9 million (60 cents per share) for the first nine months of 2004. Gains on the sale of assets and other items and losses related to plant shutdowns, assets impairments and restructurings are described in Note 2 on page 6. The business segment review begins on page 20.

                Third-quarter profits in Film Products improved over last year due primarily to growth in higher value-added products including surface protection, elastic and apertured materials. Given the intense upward pressure on resin costs, and the timing between these rising costs and corresponding price increases, we expect a significant decline in fourth-quarter profits from year-ago levels. The films business has resin index-based pass-through or cost-sharing agreements for the majority of its sales. However, under certain agreements, changes in resin costs are not passed through for an average period of 90 days. For non-indexed customers, Film Products has announced price increases, which it hopes will further mitigate the impact of rising resin costs.

                In Aluminum Extrusions, operating profit from ongoing operations in the third quarter declined to $4.4 million compared with $7.4 million last year. The profit decline was due to a $2.3 million increase in energy costs and a negative impact of $900,000 caused by appreciation of the Canadian Dollar. Third quarter volume was flat versus last year at 63.9 million pounds as relatively strong performance in U.S. operations was offset by softer demand across all Canadian markets.

                On June 30, 2005, substantially all of the assets of AFBS, Inc., a wholly-owned subsidiary of Tredegar (formerly known as Therics, Inc.), were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The potential future payments due from Therics, LLC based on the sale of certain products will be recognized as income when earned.

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

Results of Operations

Third quarter 2005 Compared with Third quarter 2004

                Overall, sales in the third quarter of 2005 increased 8.2% compared with 2004. Net sales (sales less freight) increased 11.3% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by the pass-through of higher raw material costs. Net sales increased 5.4% in Aluminum Extrusions due to higher selling prices, which were driven primarily by higher metal costs. For more information on net sales and volume, see the business segment review beginning on page 20.

                Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 13.5% in the third quarter of 2005 from 14.2% in 2004. At Film Products, an overall higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials. At Aluminum Extrusions, the gross profit margin declined primarily due to higher energy costs and appreciation of the Canadian Dollar.

                As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.5% in the third quarter of 2005 compared with 6.7% in 2004 due to higher sales and the divestiture of substantially all of our interest in AFBS at the end of the second quarter of 2005.

                R&D expenses declined to $1.9 million in the third quarter of 2005 from $3.8 million in 2004 primarily due to the divestiture of substantially all of our interest in AFBS.

                Plant shutdowns, asset impairments and restructurings in the third quarter of 2005 shown in the segment operating profit table on page 20 include:

•	Pretax charges of $906,000 for severance and other employee-related costs in connection with restructurings in Film Products ($514,000), Aluminum Extrusions ($207,000), and at corporate headquarters ($185,000; included in “Corporate expenses, net” in the segment operating profit table);

•	A net pretax charge of $595,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $657,000 in pretax charges for employee relocation and recruitment is included in “Selling, R&D and general expenses” in the condensed consolidated statements of income);

•	A pretax charge of $198,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario; and

•	Pretax charges of $117,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in the third quarter of 2004 shown in the segment operating profit table on page 20 include:
15

•	Pretax charges of $828,000 for accelerated depreciation related to plant shutdowns and restructurings in Film Products;

•	A pretax charge of $709,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products;

•	Pretax charges of $617,000 related to severance and other costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $357,000 related to the sale of the films business in Argentina;

•	A pretax charge of $195,000 related to the planned shutdown of the aluminum extrusions facility in Aurora, Ontario; and

•	A pretax charge of $170,000 for additional costs incurred related to a plant shutdown in Film Products.

                Recent restructurings associated with the R&D function in Film Products and the shutdown of the aluminum plant in Aurora, Ontario are substantially complete and no significant future charges are anticipated.

                Income taxes in 2004 include a third-quarter tax benefit of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000.

The other pretax gain in 2004 of $7.3 million included in the Aluminum Extrusions section of the operating profit by segment table on page 20 is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received $5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million received in February of 2005 and $1.8 million due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the condensed consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

For more information on costs and expenses, see the business segment review beginning on page 20.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $146,000 in 2005 and $86,000 in 2004.

Interest expense increased to $1.2 million in the third quarter of 2005 compared with $707,000 in 2004. Average debt outstanding and interest rates were as follows:

	Three Months Ended Sept. 30

(In Millions)	2005	2004

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$112.0	$93.5
Average interest rate	4.8%	2.7%
Fixed-rate and other debt:
Average outstanding debt balance	$5.8	$5.5
Average interest rate	5.8%	5.2%

Total debt:
Average outstanding debt balance	$117.8	$99.0
Average interest rate	4.8%	2.8%

                The effective tax rate was 36.8% in the third quarter of 2005, up from 12.7% in 2004. The increase is due primarily to a tax benefit in 2004 of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000.

First Nine months of 2005 Compared with First Nine months of 2004

                Overall, sales in the first nine months of 2005 increased 13.0% compared with 2004. Net sales (sales less freight) increased 14.0% in Film Products primarily due to growth of higher value-added new products (primarily surface protection, elastic and apertured materials). Net sales also benefited from higher selling prices driven by the pass-through of higher raw material costs and foreign exchange rate changes. Net sales increased 11.9% in Aluminum Extrusions due to higher selling prices, which were driven primarily by higher metal costs. For more information on net sales and volume, see the business segment review beginning on page 20.

                Gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 13.1% in the first nine months of 2005 from 14.5% in 2004. At Film Products, an overall lower gross profit margin was driven primarily by higher resin costs. At Aluminum Extrusions, the gross profit margin declined primarily due to higher energy costs and appreciation of the Canadian Dollar.

                As a percentage of sales, SG&A expenses increased to 6.9% in the first nine months of 2005 compared with 6.8% in 2004 due to the classification of certain costs at AFBS as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year, partially offset by higher sales and the divestiture of substantially all of our interest in AFBS at the end of the second quarter of 2005.

                R&D expenses declined to $7.2 million in the first nine months of 2005 from $11.9 million in 2004. R&D spending at AFBS declined to $2.4 million in the first nine months of 2005 from $6 million in 2004 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year, and the divestiture of substantially all of our interest in AFBS at the end of the second quarter of 2005. R&D spending at Film Products dropped to $4.8 million in the first nine months of 2005 compared with $5.9 million in 2004 due to restructuring.

                Plant shutdowns, asset impairments and restructurings in the first nine months of 2005 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of AFBS’ (formerly Therics) assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million (see page 14 for additional information);

•	Pretax charges of $1.8 million related to severance and other employee-related costs in connection with restructurings in Film Products ($991,000), Aluminum Extrusions ($648,000) and at corporate headquarters ($185,000; included in “Corporate expenses, net” in the segment operating profit table);

•	A net pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the condensed consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the condensed consolidated statements of income);
17

•	A net pretax charge of $725,000 associated with the restructuring of the research and development operations in Film Products including, $1.2 million in pretax charges for employee relocation and recruitment (included in “Selling, R&D and general expenses” in the condensed consolidated statements of income), partially offset by the reversal to income of certain severance and employee-related accruals of $477,000;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the condensed consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	A net pretax charge of $597,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $1.1 million of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000; and

•	Pretax charges of $322,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in the first nine months of 2004 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $9.8 million related to the planned shutdown of the aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other costs of $2.7 million;

•	A pretax charge of $3 million related to the sale of the films business in Argentina;

•	Pretax charges of $2.5 million related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•	Pretax charges of $1.5 million related to severance and other costs associated with the planned shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A pretax charge of $879,000 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey;

•	A pretax charge of $709,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products;

•	Pretax charges of $575,000 in Film Products and $146,000 in Aluminum Extrusions related to asset impairments;

•	Pretax charges of $470,000 for additional costs incurred related to plant shutdowns in Film Products; and

•	A pretax charge of $145,000 related to severance costs in AFBS.

               Gain on sale of corporate assets for the nine months ended September 30, 2005 includes a pretax gain of $61,000 related to the sale of corporate real estate. Gain on sale of corporate assets in 2004 includes a second-quarter pretax gain on the sale of corporate real estate of $413,000 and a first-quarter pretax gain on the sale of public equity securities of $6.1 million. These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 20.

               During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508,000 (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table on page 20). Income taxes in 2004 include a third-quarter tax benefit of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000.

               The other pretax gain in 2004 of $7.3 million included in the Aluminum Extrusions section of the operating profit by segment table on page 20 is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received

$5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million received in February of 2005 and $1.8 million due in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the condensed consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

               For more information on costs and expenses, see the business segment review beginning on page 20.

               Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $386,000 in 2005 and $232,000 in 2004.

               Interest expense increased to $3.3 million in the first nine months of 2005 compared with $2.2 million in 2004. Average debt outstanding and interest rates were as follows:

	Nine Months Ended Sept. 30

(In Millions)	2005	2004

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$110.5	$106.0
Average interest rate	4.3%	2.5%
Fixed-rate and other debt:
Average outstanding debt balance	$5.9	$5.4
Average interest rate	5.3%	6.2%

Total debt:
Average outstanding debt balance	$116.4	$111.4
Average interest rate	4.4%	2.7%

                The effective tax rate was 38.4% in the first nine months of 2005, up from 22.2% in 2004. The increase is due primarily to a tax benefit in 2004 of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000 and a 35% tax benefit accrued on operating losses, asset impairments and restructuring charges at AFBS versus a higher tax rate accrued on income-generating operations.

Business Segment Review The following tables present Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2005 and 2004:

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2005	2004	2005	2004

Net Sales
Film Products	$116,350	$104,570	$344,305	$301,940
Aluminum Extrusions	118,085	112,051	354,014	316,227
AFBS (formerly Therics)	—	135	252	266

Total net sales	234,435	216,756	698,571	618,433
Add back freight	6,281	5,759	18,626	16,054

Sales as shown in the Consolidated Statements of Income	$240,716	$222,515	$717,197	$634,487

Operating Profit
Film Products:
Ongoing operations	$13,822	$10,966	$36,796	$31,853
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets	(1,225)	(2,681)	(812)	(8,718)

Aluminum Extrusions:
Ongoing operations	4,362	7,376	14,580	19,340
Plant shutdowns, asset impairments and restructurings	(406)	(195)	(1,246)	(9,921)
Other	—	7,316	—	7,316

AFBS (formerly Therics):
Ongoing operations	—	(2,204)	(3,467)	(7,238)
Loss on investment in Therics, LLC	(91)	—	(91)	—
Restructurings	—	—	(10,049)	(1,024)

Total	16,462	20,578	35,711	31,608
Interest income	146	86	386	232
Interest expense	1,196	707	3,252	2,228
Gain on sale of corporate assets	—	—	61	6,547
Corporate expenses, net	3,290	2,437	8,025	6,740

Income before income taxes	12,122	17,520	24,881	29,419
Income taxes	4,465	2,228	9,542	6,519

Net income	$7,657	$15,292	$15,339	$22,900

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

                Net sales (sales less freight) in Film Products increased 11.3% in the third quarter of 2005 compared with last year primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by the pass-through of higher raw material costs. Growth in sales of higher value-added products was also the primary driver for improvement in ongoing operating profit in the third quarter of 2005.

                Resin costs have been steadily increasing since 2002. Hurricane-related supply shortages have contributed to particularly significant increases during the late third quarter of 2005 into the fourth quarter. As of October 31, enacted or announced increases in North America for polyethylene resin indicates that the average cost of this material purchased in the fourth quarter will be about 25 cents per pound greater than the third quarter of 2005. Similar trends are expected in Europe. To mitigate the impact of resin cost fluctuations, the films business has resin index-based pass-through or cost-sharing agreements for the majority of its sales. However, under certain agreements, changes in resin costs are not passed through for an average period of 90 days. For non-indexed customers, Film Products has announced price increases, which it hopes will further mitigate the impact of rising resin costs. Given the intense upward pressure on resin costs, and the timing between these rising costs and corresponding selling price increases for our products, we expect a significant decline in fourth-quarter profits from year-ago levels.

                While resin supply tightness is expected to continue into the first quarter of 2006, we do not believe this situation will negatively affect our ability to satisfy our customers’ orders in the fourth quarter of 2005. We expect to source resin from existing inventories and purchases, including resin purchased from sources located outside of hurricane-damaged areas.

                Net sales and operating profit in Film Products increased in the first nine months of 2005 compared with 2004 primarily due to the same reasons discussed above for the third quarter.

                Aggregate capital expenditures in 2003 and 2004 totaled $102 million, and we expect to spend approximately $55 million in 2005 (we spent $39 million in the first nine months of 2005), including expansion of capacity for apertured and elastic materials and surface protection films and a new global information system. Approximately one-third of our capital expenditures during 2003 and 2004 and capital expenditures during 2005 (already spent or proposed to be spent) relate to customer-specific opportunities that are covered by capital indemnification, take-or-pay or similar arrangements. Excluding these opportunities and possible additional expansion needed to meet growing demand for surface protection films, we estimate that our ongoing capital expenditure requirement in Film Products is about $35 million annually. Long-term growth will depend on our ability to provide innovative materials at or below existing material costs. This includes lowering equipment and other capital costs.

Aluminum Extrusions

                Third-quarter and year-to-date 2005 net sales in Aluminum Extrusions were up 5.4% and 11.9%, respectively, due to higher selling prices, which were primarily driven by higher metal costs. Volume was flat for the quarter at 63.9 million pounds, and year-to-date volume increased slightly to 185.7 million pounds from 183.8 million pounds in 2004. A relatively strong performance in U.S. operations was offset by softer demand across all Canadian markets. The decline in ongoing operating profit for the quarter and year-to-date was primarily due to higher energy costs (adverse impact of $2.3 million for the quarter and about $4 million year-to-date) and appreciation of the Canadian Dollar (adverse impact of $900,000 for the quarter and about $3 million year-to-date). For every $1 mmBtu change in the price of natural gas, we estimate a corresponding operating profit impact of approximately $150,000 per month. Aluminum Extrusions has increased selling prices in an effort to buffer the negative impact of rising energy costs.

               Capital expenditures for the first nine months of 2005 were $10.1 million and are expected to be approximately $15 million for the year. Capital expenditures related to ongoing support and continuity are about $10 million annually, or approximately the same level as depreciation ($10.9 million in 2004). Capital expenditures expected in 2005 in excess of ongoing support and continuity are primarily due to the consolidation of some of our Canadian operations, including closing the plant in Aurora, Ontario. We moved the Aurora plant’s largest press to the plant in Pickering, Ontario, and invested $8 million to upgrade the press and enlarge the facility. This consolidation is substantially complete and expected to reduce annual operating costs by approximately $2 million.

AFBS

               See the Executive Summary on page 14 regarding the sale or assignment of substantially all of the assets of AFBS.

Liquidity and Capital Resources

               Tredegar’s total assets increased to $789.6 million at September 30, 2005, from $769.5 million at December 31, 2004, due primarily to the net effects of:

•	Higher accounts receivable (up $14.5 million or 12.4%) due primarily to higher net sales for all businesses (net sales for the third quarter of 2005 were up $14 million compared to the fourth quarter of 2004)

–	Days sales outstanding remains in the 50-day range in Film Products

–	Days sales outstanding in Aluminum Extrusions was 51 at September 30, up 5 days since June 30 but within the range experienced over the last eight quarters

•	Lower inventories (down $12.6 million or 19.2%)

–	Inventory days dropped to 38 days in Film Products and 29 days in Aluminum Extrusions at September 30 compared with 47 days in Film Products and 35 days in Aluminum Extrusions at December 31

–	Lower inventory days in Film Products are due mainly to hurricane-related supply shortages while inventory days in Aluminum Extrusions are consistent with September 30 of last year

•	Higher net property, plant and equipment (up $10.1 million or 3.2%) due primarily to capital expenditures in excess of depreciation of $20.8 million, partially offset by foreign exchange changes of $6.1 million and asset impairments and disposals during the year in Film Products totaling $1.3 million and AFBS totaling $2.1 million

•	Other assets increased by $8.2 million (9.2%) primarily due to higher prepaid pension assets (up $3.3 million), noncurrent income taxes recoverable (up $1.6 million), the carrying value of investments in Therics, LLC and Theken Spine ($878,000) and interest on tax overpayments (up $598,000).

               If inventories in Film Products are not replenished by year-end, a decrement may occur for inventories carried on the last-in first-out basis (“LIFO”) resulting in product costs charged to income at substantially lower costs than current replacement costs. Any significant income created by LIFO decrements will be separately disclosed.

Cash provided by operating activities was $35.4 million in the first nine months of 2005 compared with $83.5 million in 2004. The decrease is due primarily to the income tax refund received in 2004 related to the sale in 2003 of the venture capital portfolio.
22

Cash used in investing activities was $44.9 million in the first nine months of 2005 compared with $38.4 million in 2004. The change is primarily attributable to higher capital expenditures (up $9 million) and lower proceeds from the sale of assets and property disposals (down $4.9 million), partially offset by a small acquisition in Film Products in 2004 ($1.4 million) and an investment in Novalux in 2004 ($5 million). During the fourth quarter of 2005, we invested an additional $1.1 million in Novalux (see Note 2 beginning on page 6 for more information).

Capital expenditures in the first nine months of 2005 include the normal replacement of machinery and equipment and primarily:

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

Net capitalization and indebtedness as defined under our Credit Agreement as of September 30, 2005 are as follows:

Net Capitalization and Indebtedness as of Sept. 30, 2005 (In Thousands)

Net capitalization:
Cash and cash equivalents	$23,447
Book overdrafts	(3,803)
Debt:
Credit Agreement:
Revolver	54,000
Term loan	55,000
Other debt	6,197

Total debt	115,197

Debt net of cash, cash equivalents and book overdrafts	95,553
Shareholders’ equity	487,506

Net capitalization	$583,059

Indebtedness as defined in Credit Agreement:
Total debt	$115,197
Face value of letters of credit	6,326
Liabilities relating to derivative financial instruments	—

Indebtedness	$121,523

Under the Credit Agreement, revolving credit borrowings are permitted up to $125 million, and $70 million was unused at September 30, 2005. The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR		Commitment Fee

	Revolver	Term Loan

> 2x but <= 3x	150	150	30
> 1x but <= 2x	125	125	25
<= 1x	100	100	20

                At September 30, 2005, the interest rate on debt under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 125 basis points.

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
As of September 30, 2005 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement for the twelve months ended September 30, 2005:
Net income	$21,620
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	12,245
Interest expense	4,195
Depreciation and amortization expense for continuing operations	37,744
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before
maximum adjustment of $11,167)	16,940
Minus:
After-tax income related to discontinued operations	(2,921)
Total income tax benefits for continuing operations	—
Interest income	(504)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related before
maximum adjustment of $4,028)	(4,028)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	5,356

Adjusted EBITDA as defined in Credit Agreement	90,647
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(37,017)

Adjusted EBIT as defined in Credit Agreement	$53,630

Shareholders’ equity at September 30, 2005	$487,506
Computations of leverage and interest coverage ratios as defined in
Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.34x
Interest coverage ratio (adjusted EBIT-to-interest expense)	12.78x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid
by Tredegar during the term of the Credit Agreement	$100,000
Minimum adjusted shareholders’ equity permitted (increases by
50% of net income generated after September 30, 2003)	351,918
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

                We believe that as of September 30, 2005, and currently we are in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

                Tredegar expects to refinance its debt by the end of 2005 with a new multi-year revolving credit facility. Under the current credit agreement, $3.8 million is due for each of the next three quarters with the remainder due on September 30, 2006. We believe that the borrowing availability under our expected new credit facility, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

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

                Resin prices in Europe and Asia have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, we have indexed pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. Most new customer contracts contain resin pass-through arrangements. As of October 31, 2005, enacted or announced increases in North America for polyethylene resin indicates that the average cost of this material purchased in the fourth quarter will be about 25 cents per pound greater than the third quarter of 2005. Similar trends are expected in Europe. For non-indexed customers, Film Products has announced price increases, which it hopes will further mitigate the impact of rising resin costs.

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

                In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of September 30, 2005, the Company had fixed prices through its natural gas suppliers for approximately 10% of its usage through March 2006. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
26

                We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first nine months of 2005 and 2004 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Nine Months Ended Sept. 30

	2005		2004

	Exports from U.S.	Foreign Operations	Exports from U.S.	Foreign Operations

Canada	5%	15%	3%	17%
Europe	1	14	2	13
Latin America	1	2	2	2
Asia	4	4	3	3

Total	11%	35%	10%	35%

* Based on consolidated net sales from manufacturing operations (excludes AFBS).

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

                The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on the first nine months of 2005 compared with the first nine months of 2004 of about $3 million. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of the Euro and Hungarian Forint relative to the U.S. Dollar had a positive impact on results for the first nine months of about $1 million compared with the first nine months of 2004.

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

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin and natural gas prices have risen significantly, and may continue to do so in the future. There is no assurance that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs. Tredegar attempts to mitigate the effects of increased costs through price increases, but there are no assurances that higher selling prices can be effectively passed through to our customers.

•	Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, restrictions on foreign trade or investment, fluctuations in exchange rates, imposition of additional taxes on our foreign income, nationalization of private enterprises and unexpected adverse changes in foreign laws and regulatory requirements.
28

Film Products

•	Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised 27% of Tredegar’s net sales in 2004, 29% in 2003 and 33% in 2002. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•	Growth of Film Products depends on our ability to develop and deliver new products at competitive prices, especially in the personal care market. Personal care products are now being made with a variety of new materials, replacing traditional backsheet and other components. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business. In the long term, growth will depend on our ability to provide innovative materials at or below existing material costs, including lowering equipment and other capital costs.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. From 1992 to the second quarter of 2000, profits in Aluminum Extrusions grew as a result of positive economic conditions in the markets we serve and manufacturing efficiencies. However, a slowdown in these markets in the second half of 2000 resulted in a 13% decline in sales volume and 28% decline in ongoing operating profit compared with the second half of 1999. The aluminum extrusions industry continued to be affected by poor economic conditions in 2001 and 2002. In 2001, our sales volume declined 20% and operating profit declined 52% compared with 2000. Our sales volume declined 23% and operating profit declined 49% in 2002 compared with 2000. The decline in ongoing operating profit during these periods at approximately two to three times the rate of the decline in sales volume illustrates the operating leverage inherent in our operations (fixed operating costs). Moreover, in 2003 higher energy and insurance costs and the appreciation of the Canadian Dollar against the U.S. Dollar had an adverse impact on operating profits. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn.

In 2004, operating profit from ongoing operations in Aluminum Extrusions increased to $22.6 million from $15.1 million in 2003. The $7.5 million or 50% increase in operating profit on 6.7% volume growth is primarily due to operating leverage and pricing improvements.
29

•	The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has around 1,800 customers in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusion’s net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy (historical cross-cycle volume growth has been in the 3% range).

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

                There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

30

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings.

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

The Order requires Aluminum Extrusions to either replace the cooling system at issue or retrofit it with an EPA approved non-ozone depleting substance. The Order further requires Aluminum Extrusions to comply with certain applicable provisions of the Act and provide certified documentation verifying compliance with the Order. Aluminum Extrusions must comply with the Order within 180 days from issuance. Management expects to comply with the Order within the mandated time period.

Although Aluminum Extrusions has not admitted any violations to the EPA pursuant to the Order, Aluminum Extrusions has elected to replace the affected cooling system. Aluminum Extrusions expects the replacement cost to approximate $110,000. While the Order does not impose penalties or fines, EPA has reserved the right to do so in the future. To resolve any such claim for penalties or fines, Aluminum Extrusions may undertake a supplemental environmental project at a cost of up to $120,000. Management believes that future penalties or fines assessed by EPA relating to this matter, if any, should not exceed $40,000 (which has been reflected in the financial statements). Management expects to comply with the Order within the mandated time period. Tredegar does not expect that the Order or any future fines or penalties assessed by EPA with respect to this matter will have a material adverse effect on Tredegar.

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
31

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

Tredegar Corporation
(Registrant)

Date:	November 9, 2005	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)
32