Form 10-K
period 2005-12-31
TREDEGAR CORP
filed 2006-03-02
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005: $479,481,397*

Number of shares of Common Stock outstanding as of January 31, 2006: 38,738,514 (38,627,094 as of June 30, 2005)

*

In determining this figure, an aggregate of 7,891,107 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2005, as reported by The Wall Street Journal.

Documents Incorporated By Reference

          Portions of the Tredegar Corporation (“Tredegar”) Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders on or about March 23, 2006.

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

          On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS had operating losses of $3.5 million during the first six months of 2005 and $9.8 million in 2004.

Film Products

          Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics, nonwovens and laminate materials primarily for personal and household care products and packaging and surface protection applications. These products are produced at locations in the United States and at plants in The Netherlands, Hungary, Italy, China and Brazil. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal and Household Care Films. Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and nonwovens and laminate materials for personal care markets, including:

•

Apertured film and nonwoven materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinent products (including materials sold under the ComfortQuilt® and ComfortAireTM brand names);

•

Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinent products and feminine hygiene products (including elastic components sold under the FabriflexTM, StretchTabTM and FlexAireTM brand names); and

•	Absorbent transfer layers for baby diapers and adult incontinent products sold under the AquiDryTM and AquiSoftTM brand names.

          In each of the last three years, personal care products accounted for more than 30% of Tredegar’s consolidated net sales.

          Film Products also makes apertured films, breathable barrier films and laminates that regulate vapor or fluid transmission. These products are typically used in industrial, medical, agricultural and household markets, including disposable mops, facial wipes, filter layers for personal protective suits, facial masks and landscaping fabric. Film Products supplies a family of laminates for use in protective apparel under the GuardDog LaminatesTM brand name.

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

          Film Products also produces films that are disposable, protective coversheets for photopolymers used in the manufacture of circuit boards. Other films sold under the UltraMask® and ForceFieldTM brand names are used as protective films to protect flat panel display components during fabrication, shipping and handling.

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

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $237 million in 2005, $226 million in 2004 and $207 million in 2003 (these amounts include film sold to third parties that converted the film into materials used in products manufactured by P&G).

          P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Research and Development and Intellectual Property. Film Products has technical centers in Richmond, Virginia; Terre Haute, Indiana; Chieti, Italy; and Shanghai, China; and holds 170 issued patents (73 of which are issued in the U.S.) and 90 trademarks (4 of which are issued in the U.S.). Expenditures for research and development (“R&D”) have averaged $7.2 million per year over the past three years.

          In September 2004, we announced that our technical centers in Terre Haute, Indiana and Lake Zurich, Illinois would be moved to Richmond, Virginia, where many of Film Products’ marketing, sales and senior management are located. The move is substantially complete.

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

          Aluminum Extrusions sales volume by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment

	2005	2004	2003

Building and construction:
Commercial	44	41	39
Residential	18	21	23
Distribution	16	13	14
Transportation	9	10	10
Machinery and equipment	6	7	6
Electrical	4	5	5
Consumer durables	3	3	3

Total	100	100	100

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be an adequate supply of aluminum and other required raw materials and supplies in the immediate future.

Intellectual Property. Aluminum Extrusions holds one U.S. patent and two U.S. trademarks.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products. We routinely apply for patents on significant developments in this business. Our patents have remaining terms ranging from 1 to 19 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar’s spending for R&D activities in 2005, 2004 and 2003 was related to Film Products and AFBS. R&D spending at Film Products was approximately $6.6 million in 2005, $7.5 million in 2004 and $7.6 million in 2003. R&D spending at AFBS was approximately $2.4 million in 2005, $7.8 million in 2004 and $11.2 million in 2003.

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

Employees. Tredegar employed approximately 3,000 people at December 31, 2005.

Available Information and Corporate Governance Documents. Our Internet address is www.tredegar.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Conduct and the charters of our Audit, Executive Compensation and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

Item 1A.	RISK FACTORS

          There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors include, but are not limited to, the following:

General

•

Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin and natural gas prices have risen significantly, and may continue to do so in the future. Tredegar attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

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

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 25% of Tredegar’s net sales in 2005, 27% in 2004 and 29% in 2003. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business, as would delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

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

Aluminum Extrusions

•

Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. Because of the high degree of operating leverage inherent in our operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn. In addition, higher energy costs and the appreciation of the U.S. Dollar equivalent value of the Canadian Dollar can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

In 2004, operating profit from ongoing operations in Aluminum Extrusions increased to $22.6 million from $15.1 million in 2003. The $7.5 million or 50% increase in operating profit on 6.7% volume growth during this period was primarily due to operating leverage and pricing improvements. In 2005, operating profit from ongoing operations in Aluminum Extrusions decreased to $19.3 million (down $3.3 million from 2004 or 14.7%) despite higher selling prices and 1.2% volume growth due to higher energy costs (adverse impact estimated of approximately $7 million) and appreciation of the Canadian Dollar (adverse impact estimated of about $3.5 million).

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

Foreign imports, primarily from China, represent a growing portion of the North American aluminum extrusion market. Foreign competition to date has been primarily large volume, standard extrusion profiles that impact some of our less strategic end-use markets. Market share erosion in other end-use markets remains possible.

There can be no assurance that we will be able to maintain current margins and profitability. Our continued success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

Item 1B.	UNRESOLVED STAFF COMMENTS

          None.

Item 2.	PROPERTIES

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

          Our principal plants and facilities are listed below:

Film Products
Locations in the United States	Locations in Foreign Countries	Principal Operations

LaGrange, Georgia*
Lake Zurich, Illinois
Pottsville, Pennsylvania
Red Springs, North Carolina (leased)
Richmond, Virginia
   (technical center) (leased)
Terre Haute, Indiana (technical
  center and production facility)

	Chieti, Italy (technical center) Guangzhou, China Kerkrade, The Netherlands Rétság, Hungary Roccamontepiano, Italy São Paulo, Brazil Shanghai, China	Production of plastic films and laminate materials

Aluminum Extrusions
Locations in the United States	Locations in Canada	Principal Operations

Carthage, Tennessee Kentland, Indiana Newnan, Georgia	Pickering, Ontario Richmond Hill, Ontario Ste Thérèse, Québec Woodbridge, Ontario (leased)	Production of aluminum extrusions, fabrication and finishing

*

On February 2, 2006, we announced the expected shut down of the Film Products’ plant in LaGrange, Georgia. The facility, which is operating at about the break-even level, is expected to close by May 1, 2006. The plant had sales of commodity blown films of approximately $20 million in 2005.

Item 3.	LEGAL PROCEEDINGS

          On June 23, 2005, the United States Environmental Protection Agency, Region 4 (“EPA”), issued an Administrative Order (Docket No. CAA-04-2005-1838, the “Order”) under the Clean Air Act (as amended from time to time, the “Act”) alleging certain violations by Aluminum Extrusions’ Carthage, Tennessee facility of the refrigerant management regulations promulgated pursuant to the Act. The Order alleged that the violations occurred primarily in 2002 and 2003.

          The Order required Aluminum Extrusions to either replace the cooling system at issue or retrofit it with an EPA approved non-ozone depleting substance. The Order further required Aluminum Extrusions to comply with certain applicable provisions of the Act and to provide certified documentation verifying compliance with the Order. Aluminum Extrusions was required to comply with all terms of the Order within 180 days from issuance.

          Aluminum Extrusions fulfilled all obligations imposed by the Order during 2005, and reported that fact in a letter to EPA dated October 25, 2005. Although Aluminum Extrusions has not admitted any violations to the EPA pursuant to the Order, Aluminum Extrusions elected to replace the affected cooling system and incurred related replacement costs of approximately $110,000.

          While the Order does not impose penalties or fines, EPA has reserved the right to do so in the future. To reduce any such claim for penalties or fines, Aluminum Extrusions may undertake a supplemental environmental project at a cost of up to $282,000. Management believes that future penalties or fines assessed by EPA relating to this matter, if any, should not exceed $40,000 (which has been reflected in the financial statements). Tredegar does not expect that the Order or any future fines or penalties assessed by EPA with respect to this matter will have a material adverse effect on Tredegar.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

          Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 38,737,016 shares of common stock held by 3,570 shareholders of record on December 31, 2005.

          The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2005		2004

	High	Low	High	Low

First quarter	$20.19	$16.08	$17.80	$13.20
Second quarter	17.56	14.52	16.13	13.00
Third quarter	16.67	12.09	18.38	14.75
Fourth quarter	13.16	11.76	20.25	16.68

Dividend Information

          We have paid a dividend every quarter since becoming a public company in July 1989. During 2005, 2004 and 2003, our quarterly dividend was 4 cents per share.

          All decisions with respect to payment of dividends will be made by the Board of Directors based upon earnings, financial condition, anticipated cash needs and such other considerations as the Board deems relevant. See Note 8 beginning on page 57 for minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

          During 2005 and 2004, we did not purchase any shares of our common stock in the open market. During 2003, we purchased 406,400 shares of our common stock in the open market for $5.2 million (an average price of $12.72 per share). Under a standing authorization from our board of directors, we may purchase an additional 3.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Annual Meeting

          Our annual meeting of shareholders will be held on May 18, 2006, beginning at 8:30 a.m. EDT at a location that will be disclosed in the Proxy Statement. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about March 23, 2006.

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
Cleveland, Ohio 44193-0900
Phone: 800-622-6757
E-mail: shareholder.inquiries@nationalcity.com

          All other inquiries should be directed to:

Tredegar Corporation
Investor Relations Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone: 800-411-7441
E-mail: invest@tredegar.com
Web site: www.tredegar.com

Quarterly Information

          We do not generate or distribute quarterly reports to shareholders. Information on quarterly results can be obtained from our website. In addition, we file quarterly, annual and other information electronically with the SEC, which can be accessed on its website at www.sec.gov.

Legal Counsel	Independent Registered Public Accounting Firm

Hunton & Williams LLP	PricewaterhouseCoopers LLP
Richmond, Virginia	Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

          The tables that follow on pages 9-15 present certain selected financial and segment information for the eight years ended December 31, 2005.

EIGHT-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2005		2004		2003	2002

(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$956,969		$861,165		$738,651	$753,724
Other income (expense), net	(544	) (b)	15,604	(c)	7,853	546

	956,425		876,769		746,504	754,270

Cost of goods sold	810,621	(b)	717,120	(c)	606,242	582,658
Freight	24,691		22,398		18,557	16,319
Selling, general & administrative expenses	64,723	(b)	60,030	(c)	53,341	52,252
Research and development expenses	8,982		15,265		18,774	20,346
Amortization of intangibles	299		330		268	100
Interest expense	4,573		3,171		6,785	9,352
Asset impairments and costs associated with exit and disposal activities	16,334	(b)	22,973	(c)	11,426 (d)	3,884 (e)
Unusual items	—		—		1,067 (d)	(6,147 (e)

	930,223		841,287		716,460	678,764

Income from continuing operations before income taxes	26,202		35,482		30,044	75,506
Income taxes	9,973		9,222	(c)	10,717	26,881

Income from continuing operations (a)	16,229		26,260		19,327	48,625

Discontinued operations (a):
Income (loss) from venture capital investment activities	—		2,921		(46,569)	(42,428)
Income (loss) from operations of Molecumetics	—		—		891	(8,728)
Income from discontinued energy segment	—		—		—	—

Income (loss) from discontinued operations (a)	—		2,921		(45,678)	(51,156)

Net income (loss)	$16,229		$29,181		$(26,351)	$(2,531)

Diluted earnings (loss) per share:
Continuing operations (a)	$.42		$.68		$.50	$1.25
Discontinued operations (a)	—		.08		(1.19)	(1.32)

Net income (loss)	$.42		$.76		$(.69)	$(.07)

Years Ended December 31	2001		2000		1999	1998

(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$779,157		$879,475		$828,015	$705,024
Other income (expense), net	1,255		1,914		972	1,749

	780,412		881,389		828,987	706,773

Cost of goods sold	618,323		706,817		648,254	553,184
Freight	15,580		17,125		15,221	10,946
Selling, general & administrative expenses	47,954		47,321		44,675	37,127
Research and development expenses	20,305		15,305		11,500	5,995
Amortization of intangibles	4,914		5,025		3,430	205
Interest expense	12,671		17,319		9,088	1,318
Asset impairments and costs associated with exit and disposal activities	16,935	(f)	23,791	(g)	4,628 (h)	664	(i)
Unusual items	(971	) (f)	(762	) (g)	—	(765	) (i)

	735,711		831,941		736,796	608,674

Income from continuing operations before income taxes	44,701		49,448		92,191	98,099
Income taxes	13,950	(f)	18,135		32,728	32,094	(i)

Income from continuing operations (a)	30,751		31,313		59,463	66,005

Discontinued operations (a):
Income (loss) from venture capital investment activities	(16,627)		83,640		(4,626)	394
Income (loss) from operations of Molecumetics	(5,768)		(3,577)		(2,189)	(2,243)
Income from discontinued energy segment	1,396		—		—	4,713

Income (loss) from discontinued operations (a)	(20,999)		80,063		(6,815)	2,864

Net income (loss)	$9,752		$111,376		$52,648	$68,869

Diluted earnings (loss) per share:
Continuing operations (a)	$.79		$.80		$1.54	$1.71
Discontinued operations (a)	(.54)		2.06		(.18)	.07

Net income (loss)	$.25		$2.86		$1.36	$1.78

Refer to notes to financial tables on page 15.

EIGHT-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2005	2004	2003	2002

(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$12.53	$12.45	$11.72	$12.08
Cash dividends declared per share	.16	.16	.16	.16
Weighted average common shares outstanding during the period	38,471	38,295	38,096	38,268
Shares used to compute diluted earnings per share during the period	38,597	38,507	38,441	38,869
Shares outstanding at end of period	38,737	38,598	38,177	38,323
Closing market price per share:
High	20.19	20.25	16.76	24.72
Low	11.76	13.00	10.60	12.25
End of year	12.89	20.21	15.53	15.00
Total return to shareholders (j)	(35.4)%	31.2%	4.6%	(20.2)%

Financial Position:
Total assets	781,758	769,474	753,025	837,962
Cash and cash equivalents	23,434	22,994	19,943	109,928
Income taxes recoverable from sale of venture capital portfolio	—	—	55,000	—
Debt	113,050	103,452	139,629	259,280
Shareholders’ equity (net book value)	485,362	480,442	447,399	462,932
Equity market capitalization (k)	499,320	780,066	592,889	574,845

Years Ended December 31	2001	2000	1999	1998

(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$12.53	$13.07	$9.88	$8.46
Cash dividends declared per share	.16	.16	.16	.15
Weighted average common shares outstanding during the period	38,061	37,885	36,992	36,286
Shares used to compute diluted earnings per share during the period	38,824	38,908	38,739	38,670
Shares outstanding at end of period	38,142	38,084	37,661	36,661
Closing market price per share:
High	21.70	32.00	32.94	30.67
Low	15.30	15.00	16.06	16.13
End of year	19.00	17.44	20.69	22.50
Total return to shareholders (j)	9.9%	(14.9)%	(7.3)%	3.1%

Financial Position:
Total assets	865,031	903,768	792,487	457,178
Cash and cash equivalents	96,810	44,530	25,752	25,409
Income taxes recoverable from sale of venture capital portfolio	—	—	—	—
Debt	264,498	268,102	270,000	25,000
Shareholders’ equity (net book value)	477,899	497,728	372,228	310,295
Equity market capitalization (k)	724,706	664,090	779,112	824,873

Refer to notes to financial tables on page 15.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (l)

Segment	2005	2004	2003	2002

(In Thousands)

Film Products	$460,277	$413,257	$365,501	$376,904
Aluminum Extrusions	471,749	425,130	354,593	360,293
AFBS (formerly Therics)	252	380	—	208

Total ongoing operations (n)	932,278	838,767	720,094	737,405
Divested operations (a):
Fiberlux	—	—	—	—
Other (m)	—	—	—	—

Total net sales	932,278	838,767	720,094	737,405
Add back freight	24,691	22,398	18,557	16,319

Sales as shown in Consolidated
Statements of Income	$956,969	$861,165	$738,651	$753,724

Segment	2001	2000	1999	1998

(In Thousands)

Film Products	$382,740	$380,202	$342,300	$286,965
Aluminum Extrusions	380,387	479,889	461,241	395,455
AFBS (formerly Therics)	450	403	161	—

Total ongoing operations (n)	763,577	860,494	803,702	682,420
Divested operations (a):
Fiberlux	—	1,856	9,092	11,629
Other (m)	—	—	—	29

Total net sales	763,577	862,350	812,794	694,078
Add back freight	15,580	17,125	15,221	10,946

Sales as shown in Consolidated
Statements of Income	$779,157	$879,475	$828,015	$705,024

Refer to notes to financial tables on page 15.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2005		2004		2003		2002

(In Thousands)

Film Products:
Ongoing operations	$44,946		$43,259		$45,676		$72,307
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets	(3,955	) (b)	(10,438	) (c)	(5,746	) (d)	(3,397	) (e)
Unusual items	—		—		—		6,147	(e)

Aluminum Extrusions:
Ongoing operations	19,302		22,637		15,117		27,304
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets	122	(b)	(10,553	) (c)	(644)	(d)	(487	) (e)
Gain on sale of land	—		—		1,385		—
Other	—		7,316	) (c)	—		—

AFBS (formerly Therics):
Ongoing operations	(3,467)		(9,763)		(11,651)		(13,116)
Loss on investment in Therics, LLC	(145)		—		—		—
Plant shutdowns, asset impairments and restructurings	(10,318	) (b)	(2,041	) (c)	(3,855)	(d)	—
Unusual items	—		—		(1,067)	(d)	—

Divested operations (a):
Fiberlux	—		—		—		—
Other (m)	—		—		—		—
Unusual items	—		—		—		—

Total	46,485		40,417		39,215		88,758
Interest income	586		350		1,183		1,934
Interest expense	4,573		3,171		6,785		9,352
Gain on sale of corporate assets	61		7,560		5,155		—
Loss from write-down of investment in Novalux	5,000	(b)	—		—		—
Corporate expenses, net	11,357		9,674		8,724	(d)	5,834

Income from continuing operations before income taxes	26,202		35,482		30,044		75,506
Income taxes	9,973		9,222		10,717		26,881

Income from continuing operations	16,229		26,260		19,327		48,625

Income (loss) from discontinued operations (a)	—		2,921		(45,678)		(51,156)

Net income (loss)	$16,229		$29,181		$(26,351)		$(2,531)

Segment	2001		2000		1999		1998

(In Thousands)

Film Products:
Ongoing operations	$61,787		$47,112		$59,554		$53,786
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets	(9,136	) (f)	(22,163	) (g)	(1,170	) (h)	—
Unusual items	—		—		—		—

Aluminum Extrusions:
Ongoing operations	25,407		52,953		56,501		47,091
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets	(7,799	) (f)	(1,628	) (g)	—		(664	) (i)
Gain on sale of land	—		—		—
Other	—		—		—		—

AFBS (formerly Therics):
Ongoing operations	(12,861)		(8,024)		(5,235)		—
Loss on investment in Therics, LLC	—		—		—		—
Plant shutdowns, asset impairments and restructurings	—		—		(3,458	) (h)	—
Unusual items	—		—		—		—

Divested operations (a):
Fiberlux	—		(264)		57		1,433
Other (m)	—		—		—		(428)
Unusual items	—		762	(g)	—		765	(i)

Total	57,398		68,748		106,249		101,983
Interest income	2,720		2,578		1,419		2,279
Interest expense	12,671		17,319		9,088		1,318
Gain on sale of corporate assets	—		—		712		—
Loss from write-down of investment in Novalux	—		—		—		—
Corporate expenses, net	2,746	(f)	4,559		7,101		4,845

Income from continuing operations before income taxes	44,701		49,448		92,191		98,099
Income taxes	13,950	(f)	18,135		32,728		32,094	(i)

Income from continuing operations	30,751		31,313		59,463		66,005
Income (loss) from discontinued operations (a)	(20,999)		80,063		(6,815)		2,864

Net income (loss)	$9,752		$111,376		$52,648		$68,869

Refer to notes to financial tables on page 15.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets

Segment	2005	2004	2003	2002

(In Thousands)

Film Products	$479,286	$472,810	$422,321	$379,635
Aluminum Extrusions	214,374	210,894	185,336	176,631
AFBS (formerly Therics)	2,759	8,613	8,917	10,643

Subtotal	696,419	692,317	616,574	566,909
General corporate	61,905	54,163	61,508	52,412
Income taxes recoverable from sale of venture capital investment portfolio	—	—	55,000	—
Cash and cash equivalents	23,434	22,994	19,943	109,928

Identifiable assets from ongoing operations	781,758	769,474	753,025	729,249
Divested operations (a):
Fiberlux	—	—	—	—
Discontinued operations (a):
Venture capital	—	—	—	108,713
Molecumetics	—	—	—	—

Total	$781,758	$769,474	$753,025	$837,962

Segment	2001	2000	1999	1998

(In Thousands)

Film Products	$367,291	$367,526	$360,517	$132,241
Aluminum Extrusions	185,927	210,434	216,258	201,518
AFBS (formerly Therics)	9,931	9,609	9,905	—

Subtotal	563,149	587,569	586,680	333,759
General corporate	40,577	30,214	22,419	23,905
Income taxes recoverable from sale of venture capital investment portfolio	—	—	—	—
Cash and cash equivalents	96,810	44,530	25,752	25,409

Identifiable assets from ongoing operations	700,536	662,313	634,851	383,073
Divested operations (a):
Fiberlux	—	—	7,859	7,811
Discontinued operations (a):
Venture capital	158,887	236,698	145,028	61,098
Molecumetics	5,608	4,757	4,749	5,196

Total	$865,031	$903,768	$792,487	$457,178

Refer to notes to financial tables on page 15.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2005	2004	2003	2002

(In Thousands)

Film Products	$26,673	$21,967	$19,828	$20,085
Aluminum Extrusions	11,484	10,914	10,883	10,506
AFBS (formerly Therics)	437	1,300	1,641	463

Subtotal	38,594	34,181	32,352	31,054
General corporate	195	241	270	353

Total ongoing operations	38,789	34,422	32,622	31,407
Divested operations (a):
Fiberlux	—	—	—	—
Discontinued operations (a):
Venture capital	—	—	—	—
Molecumetics	—	—	—	527

Total	$38,789	$34,422	$32,622	$31,934

Segment	2001	2000	1999	1998

(In Thousands)

Film Products	$22,047	$23,122	$18,751	$11,993
Aluminum Extrusions	11,216	9,862	9,484	8,393
AFBS (formerly Therics)	2,262	1,782	1,195	—

Subtotal	35,525	34,766	29,430	20,386
General corporate	329	315	253	254

Total ongoing operations	35,854	35,081	29,683	20,640
Divested operations (a):
Fiberlux	—	151	498	544
Discontinued operations (a):
Venture capital	—	18	22	21
Molecumetics	2,055	1,734	1,490	1,260

Total	$37,909	$36,984	$31,693	$22,465

Capital Expenditures, Acquisitions and Investments

Segment	2005	2004	2003	2002

(In Thousands)

Film Products	$50,466	$44,797	$57,203	$24,063
Aluminum Extrusions	11,968	10,007	8,293	4,799
AFBS (formerly Therics)	36	275	219	1,621

Subtotal	62,470	55,079	65,715	30,483
General corporate	73	572	93	60

Capital expenditures for ongoing operations	62,543	55,651	65,808	30,543
Divested operations (a):
Fiberlux	—	—	—	—
Discontinued operations (a):
Venture capital	—	—	—	—
Molecumetics	—	—	—	793

Total capital expenditures	62,543	55,651	65,808	31,336
Acquisitions and other	—	1,420	1,579	—
Novalux investment	1,095	5,000	—	—
Venture capital investments	—	—	2,807	20,373

Total	$63,638	$62,071	$70,194	$51,709

Segment	2001	2000	1999	1998

(In Thousands)

Film Products	$24,775	$53,161	$25,296	$18,456
Aluminum Extrusions	8,506	21,911	16,388	10,407
AFBS (formerly Therics)	2,340	1,730	757	—

Subtotal	35,621	76,802	42,441	28,863
General corporate	519	384	606	115

Capital expenditures for ongoing operations	36,140	77,186	43,047	28,978
Divested operations (a):
Fiberlux	—	425	812	1,477
Discontinued operations (a):
Venture capital	—	86	—	54
Molecumetics	2,850	2,133	1,362	3,561

Total capital expenditures	38,990	79,830	45,221	34,070
Acquisitions and other	1,918	6,316	215,227	72,102
Novalux investment	—	—	—	—
Venture capital investments	24,504	93,058	81,747	35,399

Total	$65,412	$179,204	$342,195	$141,571

Refer to notes to financial tables on page 15.

NOTES TO FINANCIAL TABLES

(In Thousands, Except Per-Share Data)

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

(b)

Plant shutdowns, asset impairments and restructurings for 2005 include charges of $10,318 related to the sale or assignment of substantially all of AFBS’ assets, charges of $2,221 related to severance and other employee-related costs in connection with restructurings in Film Products ($1,118), Aluminum Extrusions ($648) and corporate headquarters ($455, included in “Corporate expenses, net” in the operating profit by segment table), a charge of $2,101 related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, a net gain of $1,667 related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a gain on the sale of the facility ($1,816, included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses ($225), a net gain of $1,265 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including a gain on the sale of the facility ($1,667, included in “Other income (expense), net” in the consolidated statements of income), shutdown-related costs ($1,111), partially offset by the reversal to income of certain accruals associated with severance and other costs ($709), a charge of $1,019 for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income), a net charge of $843 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1,363 in charges for employee relocation and recruitment is included in “Selling, general & administrative expenses” in the consolidated statements of income); a gain of $653 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a gain on the sale of the facility ($630, included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals ($23), charges of $583 for asset impairments in Film Products, a gain of $508 for interest receivable on tax refund claims (included in “Corporate expenses, net” in the operating profit by segment table and “Other income (expense), net” in the consolidated statements of income), a charge of $495 in Aluminum Extrusions, including an asset impairment ($597), partially offset by the reversal to income of certain shutdown-related accruals ($102), charges of $353 for accelerated depreciation related to restructurings in Film Products, and a charge of $182 in Film Products related to the write-off of an investment. As of December 31, 2005, the investment in Novalux, Inc. of $6,095 was written down to estimated fair value of $1,095. The loss from the write-down, $5,000, is included in “Other income (expense), net” in the consolidated statements of income.

(c)

Plant shutdowns, asset impairments and restructurings for 2004 include a charge of $10,127 related to the planned shutdown of the aluminum extrusions plant in Aurora, Ontario, a charge of $3,022 related to the sale of the films business in Argentina, charges of $2,572 related to accelerated depreciation from plant shutdowns and restructurings in Film Products, charges of $2,459 related to severance and other costs associated with plant shutdowns in Film Products, charges of $1,547 for severance and other employee-related costs associated with restructurings in AFBS ($735), Film Products ($532) and Aluminum Extrusions ($280), a charge of $1,306 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey, a charge of $1,278 (of this amount, $59 for employee relocation is included in “Selling, general & administrative expenses” in the consolidated statements of income) related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products and charges of $575 in Film Products and $146 in Aluminum Extrusions related to asset impairments. Income taxes in 2004 include a tax benefit of $4,000 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000. The other pretax gain of $7,316 included in the Aluminum Extrusions section of the operating profit by segment table is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in 2004 and recognized receivables at present value for future amounts due ($1,497 received in February of 2005 and $1,717 received in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

(d)

Plant shutdowns, asset impairments and restructurings for 2003 include charges of $4,514 for severance costs in connection with restructurings in Film Products ($1,922), Aluminum Extrusions ($256), AFBS ($1,155) and corporate headquarters ($1,181, included in “Corporate expenses, net” in the operating profit by segment table), charges of $2,776 for asset impairments in the films business, charges of $2,700 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey, a charge of $611 primarily related to severance costs associated with the shutdown of the films plant in New Bern, North Carolina, a charge of $388 related to an early retirement program in our aluminum business and charges of $437 for additional costs incurred related to plant shutdowns in our films business. Unusual items for 2003 include a charge of $1,067 related to an adjustment for depreciation and amortization at AFBS based on our decision to suspend divestiture efforts.

(e)

Plant shutdowns, asset impairments and restructurings for 2002 include a charge of $1,457 for asset impairments in the films business, a charge of $1,007 for additional costs related to the shutdown of the films plant in Carbondale, Pennsylvania, a charge of $541 for additional costs related to the shutdown of the films plant in Tacoma, Washington, a charge of $487 for additional costs related to the shutdown of the aluminum extrusions plant in El Campo, Texas, and a charge of $392 for additional costs related to the 2000 shutdown of the films plant in Manchester, Iowa. Unusual items for 2002 include a net gain of $5,618 for payments received from P&G related to terminations and revisions to contracts and related asset writedowns, and a gain of $529 related to the sale of assets.

(f)

Plant shutdowns, asset impairments and restructurings for 2001 include a charge of $7,799 for the shutdown of the aluminum extrusions plant in El Campo, Texas, a charge of $3,386 for the shutdown of the films plant in Tacoma, Washington, a charge of $2,877 for the shutdown of the films plant in Carbondale, Pennsylvania, a charge of $1,505 for severance costs related to further rationalization in the films business, and a charge of $1,368 for impairment of our films business in Argentina. Unusual items in 2001 include a gain of $971 (included in “Corporate expenses, net” in the operating profit by segment table) for interest received on tax overpayments. Income taxes in 2001 include a benefit of $1,904 for the reversal of income tax contingency accruals upon favorable conclusion of IRS examinations through 1997.

(g)

Plant shutdowns, asset impairments and restructurings for 2000 include a charge of $17,870 related to excess capacity in the films business, a charge of $1,628 related to restructuring at our aluminum extrusions plant in El Campo, Texas, and a charge of $4,293 for the shutdown of the films plant in Manchester, Iowa. Unusual items in 2000 include a gain of $762 for the sale of Fiberlux.

(h)

Plant shutdowns, asset impairments and restructurings for 1999 include a charge of $3,458 related to a write-off of in-process research and development expenses associated with the AFBS acquisition and a charge of $1,170 for the write-off of excess packaging film capacity.

(i)

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

(j)	Total return to shareholders is computed as the sum of the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(k)	Equity market capitalization is the closing market price per share for the period times the shares outstanding at the end of the period.

(l)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

(m)	Other includes primarily APPX Software (sold in 1998 - see (i)).

(n)

Net sales include sales to P&G totaling $236,554 in 2005, $226,122 in 2004, and $207,049 in 2003. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

          From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 3-5 and are incorporated herein.

Executive Summary

          Tredegar is a manufacturer of plastic films and aluminum extrusions. Descriptions of our businesses are provided on pages 1-5.

          Income from continuing operations was $16.2 million (42 cents per diluted share) in 2005 compared with $26.3 million (68 cents per diluted share) in 2004. Gains on the sale of assets, investment write-downs and other items and losses related to plant shutdowns, assets impairments and restructurings are described in results of operations beginning on page 19. The business segment review begins on page 31.

          In Film Products, operating profit from ongoing operations was $44.9 million in 2005 compared with $43.3 million in 2004. The improvement over last year was due primarily to growth in higher value-added products including apertured, elastic and surface protection materials, partially offset by higher resin costs. We estimate that the adverse impact on operating profit of the lag in passing through higher resin costs (net of the favorable effect of a decline in inventories accounted for under the last-in first-out method) in the fourth quarter of 2005 compared with the third quarter of 2005 was approximately $5.5 million. Fourth quarter 2004 operating profit was also adversely affected by the lag of passing through higher resin prices of around $2 million compared with the third quarter of 2004.

          Resin prices continued to escalate to record high levels in the fourth quarter of 2005 due to supply shortages related to the gulf coast hurricanes. Average quarterly prices of low-density polyethylene resin in the U.S. increased 21 cents per pound or 32% in the quarter (see the chart on page 28). Resin prices in Europe and South America exhibited similar trends. To reduce the impact of resin price fluctuations, we have index-based pass-through agreements for the majority of our business. However, under certain agreements, changes in resin costs are not passed through for an average period of 90 days. For non-indexed customers, we have implemented price increases to reduce the negative impact of higher resin costs.

          Capital expenditures in 2005 in Film Products were $50 million and primarily supported capacity expansions for higher value-added materials and a new global information system. Aggregate capital spending for years 2003-2005 totaled approximately $150 million. About one-third of this capital spending relates to customer-specific opportunities that are covered by capital indemnification, contractual volume commitments or similar arrangements. Capital expenditures are expected to be about $50 million in 2006, about half of which is for additional capacity to meet growing demand for surface protection films. These films are primarily used to protect flat panel display components during fabrication, shipping and handling. Sales of surface protection films totaled approximately $30 million in 2005, up from $16 million in 2004, and are expected to grow further. Planned capital expenditures also include expansion of capacity to support elastic material growth opportunities. Sales of elastic materials are expected to continue growing as manufacturers of diapers and adult incontinence products add more stretch to their products to improve comfort and fit.

          In Aluminum Extrusions, operating profit from ongoing operations declined 15% to $19.3 million in 2005 from $22.6 million in 2004 due mainly to higher energy costs (approximately $7 million) and strength of the Canadian Dollar (about $3.5 million), partially offset by price increases, higher volume and an energy surcharge. Annual volume increased to 246.4 million pounds in 2005 from 243.4 million pounds in 2004.

          The average costs for natural gas, electricity and diesel fuel were significantly higher in 2005 compared with 2004 (see the natural gas price chart on page 29). For every $1 per mmBtu change in the price of natural gas, the company expects a corresponding operating profit impact in Aluminum Extrusions of approximately $150,000 per month.

          During 2005, we announced price increases in Aluminum Extrusions in April and September. In September 2005, we also announced an energy surcharge in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

          Capital expenditures in Aluminum Extrusions were $12 million in 2005 and are expected to be approximately $10 million in 2006. Profit growth in 2006 is expected to be driven by focusing on improving volume for operations in Canada, higher volume anticipated from hurricane-related rebuilding, price increases, the energy surcharge and cost reductions from productivity enhancements.

          On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. For more information, see the business segment review beginning on page 31.

          We refinanced our debt in December 2005 with a $300 million five-year unsecured revolving credit facility. Net capitalization and other credit measures are provided in the liabilities, credit and long-term obligations section beginning on page 24.

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

          In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed, we recorded asset impairment losses for continuing operations related to long-lived identifiable assets of $8.6 million in 2005, $14.1 million in 2004 and $2.8 million in 2003.

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

          The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. We reduced our weighted average discount rate in each of the last three years (the rate was 5.70% at the end of 2005, 6.00% at the end of 2004 and 6.25% at the end of 2003) due to the decline in market interest rates. The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2005, 2004 and 2003. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. During 2005, 2004 and 2003, the value of our plan assets increased due to improved general market conditions after declining in 2002, 2001 and 2000. Our expected long-term return on plan assets has been 8.4% since 2004 based on market and economic conditions and asset mix (our expected return was 8.6% in 2003 and 9% in 2002 and prior years). See page 62 for more information on expected long-term return on plan assets and asset mix.

          We currently expect net pension income to decline in 2006 by approximately $5 million compared with 2005 after declining by approximately $2 million in 2005 compared with 2004 and $800,000 in 2004 compared with 2003. We expect our minimum cash-funding requirement to be about $800,000 in 2006.

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

          In December 2004, the FASB revised SFAS No. 123, Share-Based Payment. This statement requires that the cost of employee services received in exchange for equity instruments be measured based on the fair value of the award on the grant date. The statement also requires that the cost be recognized over the employee service period required to receive the award. The statement applies to awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The statement is effective beginning the first fiscal year that begins after June

15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow. The primary impact of adoption on Tredegar will be the recognition of compensation expense for stock options granted. Currently, we disclose the pro forma effects of treating stock option grants as compensation expense under the fair value-based method (see pages 47-49). We will transition to the new standard during the first quarter of 2006 using the modified prospective method and continue to use the Black-Scholes options-pricing model to determine the estimated fair value of option grants. We believe that the pro forma effects that have been disclosed are not materially different from compensation expense that would have been recognized if this standard had been previously adopted.

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

          In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We do not expect that the tax benefits resulting from the AJCA will have a material impact on our financial statements.

Results of Operations

2005 versus 2004

Revenues. Overall, sales for 2005 increased 11.1% compared with 2004. Net sales (sales less freight) for Film Products increased 11.4% primarily due to sales of higher value-added products (mainly apertured, elastic and surface protection materials) and higher selling prices driven by higher raw material costs. Net sales for Aluminum Extrusions increased 11% primarily due to higher selling prices driven by higher raw material and energy costs and higher sales volume (volume was up 1.2%). For more information on net sales, see the business segment review beginning on page 31.

Operating Costs and Expenses. Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 12.7% from 14.1% in 2004. At Film Products, the lower gross profit margin was driven primarily by higher resin costs, partially offset by higher overall gross profit from sales of higher value-added products. For more information on resin costs, see the executive summary beginning on page 16. At Aluminum Extrusions, the gross profit margin decreased primarily due to higher energy costs and strength of the Canadian Dollar, partially offset by price increases, higher volume and an energy surcharge.

          As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.8% in 2005 compared with 7.0% in 2004 due to higher sales and the divestiture of substantially all of our interest in AFBS at the end of the second quarter of 2005, partially offset by the classification of certain costs at AFBS as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year.

          R&D expenses declined to $9.0 million in 2005 from $15.3 million in 2004. R&D spending at AFBS declined to $2.4 million in 2005 from $7.8 million in 2004 due to the divestiture of substantially all of our interest in AFBS at the end of the second quarter of 2005. Further contributing to lower R&D expenses at AFBS were cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year. R&D spending at Film Products dropped to $6.6 million in 2005 compared with $7.5 million in 2004 due to restructuring.

          Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets, in 2005 totaled $14.6 million ($9.4 million after taxes) and included:

•

A fourth-quarter charge of $269,000 ($174,000 after taxes) and a second-quarter charge of $10 million ($6.5 million after taxes) related to the sale or assignment of substantially all of AFBS’ (formerly Therics) assets, including asset impairment charges of $5.6 million, lease-related losses of $3.3 million and severance (31 people) and other transaction-related costs of $1.4 million (see page 34 for additional information on the transaction);

•

Fourth-quarter charges of $397,000 ($256,000 after taxes), third-quarter charges of $906,000 ($570,000 after taxes), second-quarter charges of $500,000 ($317,000 after taxes) and first-quarter charges of $418,000 ($266,000 after taxes) related to severance and other employee-related costs associated with restructurings in Film Products ($1.1 million before taxes) and Aluminum Extrusions ($648,000 before taxes) and at corporate headquarters ($455,000 before taxes; included in “Corporate expenses, net” in the operating profit by segment table on page 12) (an aggregate of 21 people were affected by these restructurings);

•

A fourth-quarter charge of $2.1 million ($1.3 million after taxes) related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $1.6 million and severance (15 people) and other costs of $486,000 (we anticipate recognizing additional shutdown-related costs of about $1.7 million in the first half of 2006);

•

A fourth-quarter gain of $1.9 million ($1.2 million after taxes), a third-quarter charge of $198,000 ($127,000 after taxes), a second-quarter net gain of $71,000 ($46,000 after taxes) and a first-quarter charge of $470,000 ($301,000 after taxes) related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including a $1.7 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income) and $1.1 million of shutdown-related costs partially offset by the reversal to income of certain accruals associated with severance and other costs of $709,000;

•

A second-quarter charge of $27,000 ($16,000 after taxes) and a first-quarter gain of $1.6 million ($973,000 after taxes) related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•

A first-quarter charge of $1 million ($653,000 after taxes) for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•

Fourth-quarter charges of $118,000 ($72,000 after taxes), third-quarter charges of $595,000 ($359,000 after taxes), second-quarter charges of $250,000 ($150,000 after taxes) partially offset by a net first-quarter gain of $120,000 ($72,000 after taxes) related to severance and other employee-related accruals associated with the restructuring of the research and development operations in Film Products (of this amount, $1.4 million in pretax charges for employee relocation and recruitment is included in SG&A expenses in the consolidated statements of income);

•

A second-quarter gain of $653,000 ($392,000 after taxes) related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements on income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	Fourth-quarter charges of $583,000 ($351,000 after taxes) for asset impairments in Film Products;

•

A net fourth-quarter charge of $495,000 ($310,000 after taxes) in Aluminum Extrusions, including an asset impairment of $597,000, partially offset by the reversal to income of certain shutdown-related accruals of $102,000;

•

Fourth-quarter charges of $31,000 ($19,000 after taxes), third-quarter charges of $117,000 ($70,000 after taxes), second-quarter charges of $105,000 ($63,000 after taxes) and first-quarter charges of $100,000 ($60,000 after taxes) for accelerated depreciation related to restructurings in Film Products; and

•	A fourth-quarter charge of $182,000 ($119,000 after taxes) in Film Products related to the write-off of an investment.

          Gain on sale of corporate assets in 2005 includes a pretax gain of $61,000 related to the sale of corporate real estate. This gain is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 12.

          During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508,000 ($327,000 after taxes) (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table on page 12).

          During the fourth quarter of 2005, we recognized a pretax loss of $5 million ($3.8 million after taxes) from the write-down of our investment in Novalux, Inc. to estimated fair value of $1.1 million. Novalux is a developer of laser technology for potential use in a variety of applications. The reduction in estimated fair value was due to longer than anticipated delays both in bringing the company’s technology to market and in obtaining key development partnerships as well as liquidity issues. The loss from the write-down is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 12.

          On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. For more information, see the business segment review beginning on page 31.

          For more information on costs and expenses, see the business segment review beginning on page 31.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $586,000 in 2005 and $350,000 in 2004. Interest income was up primarily due to a higher average yield earned on cash equivalents. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

          Interest expense increased to $4.6 million in 2005 compared with $3.2 million in 2004. Average debt outstanding and interest rates were as follows:

(In Millions)	2005	2004

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$110.0	$105.2
Average interest rate	4.5%	2.7%
Fixed-rate and other debt:
Average outstanding debt balance	$5.9	$5.6
Average interest rate	5.5%	6.0%

Total debt:
Average outstanding debt balance	$115.9	$110.8
Average interest rate	4.6%	2.8%

Income Taxes. The effective tax rate from continuing operations was 38.1% in 2005, up from 26.0% in 2004. The lower rate in 2004 reflects a tax benefit of $4 million related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000.

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

Operating Costs and Expenses. Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 14.1% from 15.4% in 2003. At Film Products, the lower gross profit margin was driven primarily by higher resin costs and the loss of certain domestic backsheet business at the end of the first quarter of 2003, partially offset by higher overall gross profit. At Aluminum Extrusions, the gross profit margin increased primarily due to higher volume, operating leverage (generally constant fixed costs until full capacity utilization is achieved) and selling price increases above raw material cost increases, partially offset by appreciation of the Canadian Dollar.

          As a percentage of sales, SG&A expenses decreased to 7.0% in 2004 compared with 7.2% in 2003 primarily due to higher sales. Overall SG&A expenses were up by $6.7 million partially due to the classification of certain costs at AFBS as operating versus R&D consistent with the commercialization of the company’s initial line of bone graft substitutes. SG&A expenses also increased in equivalent U.S. Dollars as a result of the appreciation of the Euro, Hungarian Forint and Canadian Dollar.

          R&D expenses declined to $15.3 million in 2004 from $18.8 million in 2003. R&D spending at AFBS declined to $7.8 million in 2004 from $11.2 million in 2003 due to cost reduction efforts and the classification of certain costs as operating versus R&D consistent with the commercialization of the company’s initial line of bone graft substitutes. R&D spending at Film Products was $7.5 million in 2004 compared with $7.6 million in 2003.

          Losses associated with plant shutdowns, asset impairments and restructurings in 2004 totaled $23 million ($15.2 million after taxes) and included:

•

A fourth-quarter charge of $84,000 ($56,000 after taxes), a third-quarter charge of $828,000 ($537,000 after taxes), a second-quarter charge of $994,000 ($647,000 after taxes) and a first-quarter charge of $666,000 ($432,000 after taxes) related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•

A fourth-quarter charge of $569,000 (of this amount, $59,000 for employee relocation is included in SG&A expenses in the consolidated statements of income) ($369,000 after taxes) and a third-quarter charge of $709,000 ($461,000 after taxes) related to severance for 30 people and other employee-related costs associated with the restructuring of the R&D operations in Film Products;

•

A fourth-quarter charge of $639,000 ($415,000 after taxes), a third-quarter charge of $617,000 ($401,000 after taxes), a second-quarter charge of $300,000 ($195,000 after taxes) and a first-quarter charge of $537,000 ($349,000 after taxes) primarily related to severance (63 people) and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina;

•

A third-quarter charge of $357,000 ($329,000 after taxes) and a second-quarter charge of $2.7 million ($1.9 million after taxes) for the loss on the sale of the films business in Argentina (proceeds net of transaction costs were $803,000 ($401,000 net of cash included in business sold));

•

A fourth-quarter charge of $352,000 ($228,000 after taxes), a third-quarter charge of $195,000 ($127,000 after taxes) and a first-quarter charge of $9.6 million ($6.2 million after taxes) related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7.1 million and severance and other employee-related costs of $2.5 million (these costs were contractually-related for about 100 people and were immediately accrued);

•	A third-quarter charge of $170,000 ($111,000 after taxes) for additional costs incurred related to a plant shutdown in Film Products;

•

A second-quarter charge of $300,000 ($195,000 after taxes), partially offset by a fourth-quarter gain of $104,000 ($68,000 after taxes), related to the loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa;

•

A fourth-quarter charge of $427,000 ($277,000 after taxes) and a second-quarter charge of $879,000 ($571,000 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey;

•	Second-quarter charges of $575,000 ($374,000 after taxes) in Film Products and $146,000 ($95,000 after taxes) in Aluminum Extrusions related to asset impairments; and

•

Fourth-quarter charges of $1.4 million ($912,000 after taxes) related to severance and other employee-related costs associated with restructurings in AFBS ($590,000 before taxes), Film Products ($532,000 before taxes) and Aluminum Extrusions ($280,000 before taxes) and a second-quarter charge of $145,000 ($94,000 after taxes) related to severance at AFBS (an aggregate of 24 people were affected by these restructurings).

          Gain on sale of corporate assets in 2004 includes a fourth-quarter gain on the sale of land of $1 million ($649,000 after taxes and proceeds of $1.3 million), a second-quarter gain on the sale of land of $413,000 ($268,000 after taxes and proceeds of $647,000) and a first-quarter gain on the sale of public equity securities of $6.1 million ($4 million after taxes and proceeds of $7.2 million). These gains are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table on page 12.

          Income taxes in 2004 include a third-quarter tax benefit of $4 million related to the reversal of income tax contingency accruals upon the favorable conclusion of IRS and state examinations through 2000.

          The other gain of $7.3 million ($4.8 million after taxes) included in the Aluminum Extrusions section of the operating profit by segment table on page 12 is comprised of the present value of an insurance settlement of $8.4 million (future value of $8.5 million) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1 million. The company received $5.2 million of the $8.5 million insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1.5 million received in February 2005 and $1.8 million received in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

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

          Interest expense declined to $3.2 million in 2004 compared with $6.8 million in 2003. Average debt outstanding and interest rates were as follows:

(In Millions)	2004	2003

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$105.2	$180.8
Average interest rate	2.7%	2.0%
Floating-rate debt fixed via interest rate swaps in the second quarter of 2001 and maturing in the second quarter of 2003:
Average outstanding debt balance	$—	$28.9
Average interest rate	—	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$5.6	$7.2
Average interest rate	6.0%	6.4%

Total debt:
Average outstanding debt balance	$110.8	$216.9
Average interest rate	2.8%	2.6%

Income Taxes. The effective tax rate from continuing operations was 26.0% in 2004, down from 35.7% in 2003. The decrease is primarily due to a tax benefit of $4 million in 2004 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000, partially offset by tax benefits of about $600,000 not recognized on 2004 operating losses of certain foreign subsidiaries that may not be recoverable in the carryforward period.

Discontinued Operations. On March 7, 2003, Tredegar Investments, Inc. reached definitive agreements to sell substantially all of its venture capital investment portfolio. For more information on the sale (including a summary of venture capital investment activities through disposal in 2003), see the business segment review beginning on page 31. The results for venture capital investment activities have been reported as discontinued operations and include an after-tax gain of $2.9 million in 2004 primarily related to the reversal of business and occupancy tax contingency accruals upon favorable resolution.

Financial Condition

Assets

          Tredegar’s total assets increased to $781.8 million at December 31, 2005, from $769.5 million at December 31, 2004. Significant changes in balance sheet items since December 31, 2004, are summarized below:

•	Accounts receivable increased by $2.0 million (1.7%).

	–	Days sales outstanding in Film Products was 45 days, about 5 days below the average for the last several quarters.

	–	Days sales outstanding in Aluminum Extrusions was 46 days consistent with last year.

•	Current income taxes recoverable increased by $7.2 million, primarily reflecting amounts recoverable at Film Products’ subsidiary in The Netherlands.

•	Inventories decreased by $2.9 million (4.5%).

	–	Inventory days were 48 days in Film Products and 32 days in Aluminum Extrusions consistent with last year.

•

Net property, plant and equipment (“PP&E”) was up $6.2 million (2.0%) due primarily to capital expenditures of $62.5 million in excess of depreciation of $38.5 million (a $24.0 million net addition to PP&E), partially offset by the effects of foreign exchange rate changes of $7.5 million and asset impairments and disposals during the year totaling $4.3 million in Film Products, $3.1 million in Aluminum Extrusions and $2.1 million in AFBS.

•

Other assets increased by $7.3 million (8.1%) due to higher prepaid pension assets (up $2.0 million), higher noncurrent income taxes recoverable (up $5.8 million), the carrying value of investments in Therics, LLC and Theken Spine, LLC ($825,000), higher interest on tax overpayments (up $598,000), higher deferred financing costs (up $481,000) and lower deferred revenue relating to a customer contract (down $1.5 million; recognized as a credit in other assets), partially offset by lower carrying value for our investment in Novalux, Inc. (down $3.9 million).

Liabilities, Credit and Long-Term Obligations

          Total liabilities were $296.4 million at December 31, 2005, up from $289.0 million at December 31, 2004, primarily due to higher debt (up $9.6 million), partially offset by lower accounts payable and accrued expenses (down $4.2 million) due to the timing of accruals and payments.

          Debt outstanding at December 31, 2005 of $113.1 million consisted of $107 million borrowed under our new (originated December 2005) $300 million five-year unsecured revolving credit facility and other debt of $6.1 million. At December 31, 2005, available credit under the revolving credit facility was $154.3 million.

          The credit spread over LIBOR and commitment fees charged on the unused amount under the credit agreement at various indebtedness-to-adjusted EBITDA levels is as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR

Indebtedness-to- Adjusted EBITDA Ratio	($107 Million Outstanding at 12/31/05)	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <= 1.75x	87.5	17.5
<= 1x	75	15

          At December 31, 2005, we had no interest rate swaps outstanding and the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 87.5 basis points.

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
For the Year Ended December 31, 2005 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in Credit Agreement:
Net income	$16,229
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	9,973
Interest expense	4,573
Losses related to the application of the equity method of accounting	145
Depreciation and amortization expense for continuing operations	38,789
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,834)	23,719
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(586)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (all cash-related)	(4,682)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	3,030

Adjusted EBITDA as defined in Credit Agreement	91,190
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(38,352)

Adjusted EBIT as defined in Credit Agreement	$52,838

Indebtedness:
Total debt	$113,050
Face value of letters of credit	6,259

Indebtedness	$119,309

Shareholders’ equity at December 31, 2005	$485,362
Computations of leverage and interest coverage ratios as defined in Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.31	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	11.55	x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$100,445
Minimum adjusted shareholders’ equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$352,363
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x

Minimum interest coverage ratio permitted	2.50	x

          Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

          We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period

(In Millions)	2006	2007	2008	2009	2010	Remainder	Total

Debt	$—	$4.7	$.4	$.4	$107.2	$.3	$113.0
Operating leases:
AFBS (formerly Therics)	1.5	1.6	1.6	1.6	1.6	0.4	8.3
Other	2.1	1.9	1.5	.4	.5	1.5	7.9
Capital expenditure commitments *	14.6	—	—	—	—	—	14.6

Total	$18.2	$8.2	$3.5	$2.4	$109.3	$2.2	$143.8

*	Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 13 on page 63.

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

Shareholders’ Equity

          At December 31, 2005, we had 38,737,016 shares of common stock outstanding and a total market capitalization of $499.3 million, compared with 38,597,522 shares of common stock outstanding and a total market capitalization of $780.1 million at December 31, 2004.

          During 2005 and 2004, we did not purchase any shares of our common stock in the open market. During 2003, we purchased 406,400 shares of our common stock in the open market for $5.2 million (an average price of $12.72 per share). Since becoming an independent company in 1989, we have purchased a total of 20.8 million shares for $122.8 million (an average price of $5.90 per share). Under a standing authorization from our board of directors, we may purchase an additional 3.4 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Cash Flows

          The discussion below supplements the information presented in the consolidated statements of cash flows on page 43.

          Cash provided by operating activities was $53.7 million in 2005 compared with $93.8 million in 2004. The decrease is due primarily to the income tax refund received in 2004 related to the sale in 2003 of our venture capital portfolio, partially offset by lower working capital investment in 2005 compared with 2004 (see assets section on page 24 for discussion of working capital trends).

          Cash used in investing activities was $55.0 million in 2005 compared with $52.2 million in 2004. The change is primarily attributable to higher capital expenditures (up $6.9 million) and lower proceeds from the sale of assets and property disposals (down $2.2 million), partially offset by a small acquisition in Film Products in 2004 ($1.4 million) and higher investment in Novalux, Inc. in 2004 ($5.0 million invested in 2004 compared with $1.1 million invested in 2005).

          Capital expenditures in 2005 included the normal replacement of machinery and equipment and primarily:

•	Continued expansion of capacity for apertured and elastic materials and surface protection films and a new global information system in Film Products; and

•	Moving and upgrading the largest aluminum extrusions press at the facility shut down in Aurora, Ontario to the plant in Pickering, Ontario, and enlargement of the Pickering facility.

          See the executive summary beginning on page 16 and the business segment review beginning on page 31 for more information on capital expenditures.

          Net cash provided by financing activities was $3.6 million in 2005 and included the refinancing of our debt in December 2005 (see the section on liabilities, credit and long-term obligations beginning on page 24 for more information).

          In 2004, cash provided by operating activities was $93.8 million compared with $76.4 million in 2003. The increase is due primarily to the income tax refund related to the sale of the venture capital portfolio (see the business segment review beginning on page 31) partially offset by higher primary working capital (accounts receivable, inventories and accounts payable) needed to support higher sales.

           Cash used in investing activities was $52.2 million in 2004 compared with $38.5 million in 2003. The change is primarily attributable to proceeds from the sale of venture capital investments, net of investments made, of $18.7 million in 2003, and the $5 million investment in Novalux, Inc. made in the third quarter of 2004, partially offset by lower capital expenditures of $10.2 million. See the business segment review beginning on page 31 regarding capital expenditures in 2004 and 2003.

          Net cash used in financing activities was $40.5 million in 2004 compared with $129.9 million in 2003. In 2004, we used $50 million from tax refunds related to the sale of the venture capital portfolio to pay down debt. Additional net borrowings of $13.8 million related primarily to capital expenditures and higher primary working capital needed to support higher sales. Net cash used in financing activities in 2003 was driven by scheduled debt payments and debt payments made in conjunction with our refinancing in 2003.

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

          Net cash used in investing activities was $38.5 million in 2003 compared with $46.0 million in 2002. This decrease was due to positive cash flow from venture capital activities in 2003 versus negative cash flow in 2002 and higher proceeds from the sale of corporate assets and property disposals (see Note 15 on page 66 for more information), partially offset by higher capital expenditures and acquisitions (up $36.1 million).

          Net cash used in financing activities was $129.9 million in 2003 compared with $10.1 million in 2002. This increase was driven by scheduled debt payments and debt payments made in conjunction with our refinancing in 2003.

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

          Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate our casting furnaces). There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

          We estimate that resin price increases in the fourth quarter of 2005 and 2004 resulted in a negative operating profit impact of about $5.5 million and $2 million, respectively, compared with the related third quarters of those years. The significant increases in the U.S. since 2002 in average quarterly prices of low density polyethylene resin (a primary raw material for Film Products) are shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly data provided by Chemical Data Inc. ("CDI"). In January 2005, CDI reflected a 4 cents per pound non-market adjustment based on their estimate of the growth of discounts over the 2000 to 2003 period. The 4th quarter 2004 average rate of 67 cents per pound is shown on a pro forma basis as if the non-market adjustment was made in October 2004.

          Resin prices in Europe, Asia and South America have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, we have pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. We have implemented price increases for customers that are currently not subject to pass-through arrangements. Most new customer contracts contain resin pass-through arrangements.

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

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit in Aluminum Extrusions. Substantially higher energy costs (primarily natural gas) in 2005 resulted in a reduction in operating profit in Aluminum Extrusions of approximately $7 million in 2005 compared with 2004. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2005 and 2004 are as follows:

Tredegar Corporation - Manufacturing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets

	2005			2004

	% of Total Net Sales *		% Total Assets - Foreign Operations *	% of Total Net Sales *		% Total Assets - Foreign Operations *

	Exports From U.S.	Foreign Operations		Exports From U.S.	Foreign Operations

Canada	5	16	12	3	18	13
Europe	1	14	14	2	14	17
Latin America	1	2	2	2	2	1
Asia	4	4	5	4	3	5

Total % exposure to foreign markets	11	36	33	11	37	36

*

The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents and AFBS (formerly Therics)).

          We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 75% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see trends for the Euro, Canadian Dollar and Hungarian Forint in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Canadian Dollar, the Euro, the Hungarian Forint, the Chinese Yuan and the Brazilian Real.

          The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit of about $3.5 million in 2005 compared with 2004, and $2.4 million in 2004 compared with 2003. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a positive impact on operating profit of about $600,000 in 2005 compared with 2004, and $1 million in 2004 compared with 2003.

          We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Business Segment Review

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales. Net sales in Film Products were $460.3 million in 2005, $413.3 million in 2004 and $365.5 million in 2003. The increases in net sales (sales less freight) in Film Products in the last two years is primarily due to growth in higher value-added products, including apertured, elastic and surface protection materials, and higher selling prices, which were driven by the pass-through of higher raw material costs. Total volume was 261.1 million pounds in 2005, 278.7 million pounds in 2004 and 274.2 million pounds in 2003. Total volume related to the business in Argentina sold in the third quarter of 2004 was 9.4 million pounds in 2004 and 10.8 million pounds in 2003. We estimate that the growth in net sales excluding the effects of the pass-through of resin price changes, foreign exchange rate changes and divestitures was about 7% in 2005 and 9% in 2004.

          On February 2, 2006, we announced the expected shut down of the Film Products’ plant in LaGrange, Georgia. The facility, which is operating at about the break-even level, is expected to close by May 1, 2006. The plant had sales of commodity blown films of approximately $20 million in 2005.

Operating Profit. Operating profit from ongoing operations in Film Products was $44.9 million in 2005, $43.3 million in 2004 and $45.7 million in 2003. The improvement in 2005 over 2004 was due primarily to growth in higher value-added products partially offset by higher resin costs. We estimate that the adverse impact on operating profit of the lag in passing through higher resin costs (net of the favorable effect of a decline in inventories accounted for under the last-in first-out method) in the fourth quarter of 2005 compared with the third quarter of 2005 was approximately $5.5 million. Fourth quarter 2004 operating profit was also adversely affected by the lag of passing through higher resin prices of around $2 million compared with the third quarter of 2004. The decline in operating profit from ongoing operations in 2004 compared with 2003 was primarily due to higher resin costs and the loss of certain domestic backsheet business at the end of the first quarter of 2003, partially offset by the positive effects of sales growth for new value-added products.

          Resin prices continued to escalate to record high levels in the fourth quarter of 2005 due to supply shortages related to the gulf coast hurricanes (see the chart on page 28). To address fluctuating resin prices, we have pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. We have implemented price increases for customers that are currently not subject to pass-through arrangements. Most new customer contracts contain resin pass-through arrangements.

Identifiable Assets. Identifiable assets in Film Products increased to $479.3 million at December 31, 2005, from $472.8 million at December 31, 2004, due primarily to capital expenditures in excess of depreciation of $24.0 million (see the depreciation, amortization and capital expenditures section below for more information) partially offset by lower accounts receivable (down $4.9 million) due to lower days sales outstanding (down about 5 days since the end of last year), the effects of foreign exchange rate changes of $9.8 million and asset impairments and disposals during the year totaling $4.3 million.

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

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $26.7 million in 2005, up from $22 million in 2004 and $19.8 million in 2003 due to the relatively high level of capital expenditures in the last three years. We expect depreciation and amortization expense for Film Products to increase to about $30 million in 2006.

          Capital expenditures in Film Products in 2005 totaled $50.5 million and reflect the normal replacement of machinery and equipment and:

•	Expansion of production capacity at our films plant in Kerkrade, The Netherlands, including capacity for an apertured topsheet product for P&G’s sanitary napkin business;

•	Expansion of production capacity at our films plant in Lake Zurich, Illinois, including capacity for elastic materials used in baby diapers and adult incontinent products;

•	Expansion of production capacity at our films plant in Guangzhou, China, including capacity for surface protection films;

•	Leasehold improvements and the addition of laminating capacity at our new films plant in Red Springs, North Carolina;

•	Expansion of production capacity at our plant in Pottsville, Pennsylvania, including capacity for polyethylene film used for packaging and masking film used for surface protection;

•	Leasehold improvements and equipment upgrades at our new R&D facility in Richmond, Virginia; and

•	A new global information system.

          Capital expenditures in Film Products in 2004 totaled $44.8 million and reflect the normal replacement of machinery and equipment and:

•	Expansion of production capacity at our films plant in Kerkrade, The Netherlands, including capacity for an apertured topsheet product for P&G’s sanitary napkin business;

•	Construction of a new films plant in Guangzhou, China, including production capacity for apertured film used in feminine hygiene products;

•	Expansion of production capacity at our films plant in Shanghai, China, including capacity for breathable film used in personal care products and protective clothing;

•	Expansion of production capacity at our films plant in Lake Zurich, Illinois, including capacity for elastic materials used in baby diapers and surface protection films;

•	Expansion of production capacity at our plant in Pottsville, Pennsylvania, including capacity for polyethylene film used for packaging and surface protection films; and

•	A new global information system.

          See the executive summary beginning on page 16 for further discussion of historical and projected capital expenditures (including information on related capital indemnification, take-or-pay or similar arrangements) for Film Products.

Aluminum Extrusions

Net Sales and Operating Profit. Net sales in Aluminum Extrusions were $471.7 million in 2005, up 11% from $425.1 million in 2004 primarily due to higher selling prices driven by higher raw material and energy costs. Annual volume increased to 246.4 million pounds in 2005 from 243.4 million pounds in 2004, as stronger shipments in commercial construction and hurricane protection products were offset by lower shipments in other end markets (see our market segments in the table on page 2). Operating profit from ongoing operations declined 15% to $19.3 million in 2005 from $22.6 million in 2004 due mainly to higher energy costs (approximately $7 million) and strength of the Canadian Dollar (about $3.5 million), partially offset by price increases, higher volume and an energy surcharge.

          The average costs for natural gas (the principal energy source used to operate our casting furnaces), electricity and diesel fuel were significantly higher in 2005 compared with 2004 (see the natural gas price chart on page 29). For every $1 per mmBtu change in the price of natural gas, the company expects a corresponding operating profit impact in Aluminum Extrusions of approximately $150,000 per month.

          During 2005, we announced price increases in April and September. In September 2005, we also announced an energy surcharge in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

          Profit growth in 2006 is expected to be driven by focusing on improving volume for the company’s operations in Canada, higher volume anticipated from hurricane-related rebuilding, price increases, the energy surcharge and cost reductions from productivity enhancements.

          Net sales in Aluminum Extrusions increased by 20% in 2004 compared with 2003 primarily due to higher raw material-driven selling prices and higher volume. Annual volume was 243.4 million pounds in 2004 compared with 228.2 million pounds in 2003. Operating profit from ongoing operations increased to $22.6 million in 2004 from $15.1 million in 2003. The $7.5 million or 50% increase in operating profit on 6.7% volume growth was primarily due to operating leverage and pricing improvements, partially offset by the adverse effects of appreciation of the Canadian Dollar (about $2.4 million). Volume in 2004 was up in most markets after declining by about 30% from the last cyclical peak around 1999. Volume in our largest market, commercial construction, improved by about 13% in 2004 compared with 2003. Historically, cyclical upturns in the aluminum extrusions industry last several years with overall cross-cycle volume growth in the 3% range.

Identifiable Assets. Identifiable assets in Aluminum Extrusions increased to $214.4 million at December 31, 2005, from $210.9 million at December 31, 2004, due primarily to higher accounts receivable. See discussion regarding assets on page 24 for further information.

          Identifiable assets in Aluminum Extrusions increased to $210.9 million at December 31, 2004, from $185.3 million at December 31, 2003, due primarily to higher accounts receivable and inventories supporting higher sales and appreciation of the Canadian Dollar relative to the U.S. Dollar.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $11.5 million in 2005, $10.9 million in 2004 and $10.9 million in 2003. The increase in 2005 is primarily due to the start of depreciation of capital expenditures associated with moving and upgrading the largest extrusions press at the facility shut down in Aurora, Ontario to the plant in Pickering, Ontario, and enlargement of the Pickering facility. We expect depreciation and amortization expense for Aluminum Extrusions to increase to about $12 million in 2006.

          Capital expenditures totaled $12.0 million in 2005, $10 million in 2004 and $8.3 million in 2003, and reflect the normal replacement of machinery and equipment plus capital expenditures associated with the plant in Pickering, Ontario described above. Capital expenditures are expected to be approximately $10 million in 2006.

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

AFBS

          On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The potential future payments due from Therics, LLC based on the sale of certain products will be recognized as income when earned. AFBS had operating losses of $3.5 million during the first six months of 2005 and $9.8 million in 2004.

Molecumetics

          Operations at Molecumetics, a healthcare-related biotech company, ceased on July 2, 2002, and results have been reported as discontinued operations. Discontinued operations in 2003 include a gain from the sale of intellectual property of $1.4 million ($891,000 after taxes). Cash flows relating to Molecumetics have not been separately disclosed in the consolidated statements of cash flows.

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

          The operating results from venture capital investment activities have been reported as discontinued operations. Cash flows from venture capital investment activities have not been separately disclosed in the consolidated statements of cash flows. A summary of venture capital investment activities through disposal in 2003 is provided below:

(In Thousands)	2003

Carrying value of venture capital investments, beginning of period	$93,765
Venture capital investment activity for period:
(pre-tax amounts):
New investments	2,807
Proceeds from the sale of investments, including broker receivables at end of period	(21,504)
Realized gains	—
Realized losses, write-offs and write-downs	(70,256)
(Decrease) increase in unrealized gain on available-for-sale securities	(917)
Carrying value of public securities retained by Tredegar Investments*	(3,895)

Carrying value of venture capital investments, end of period	$—

Summary of amounts reported as discontinued operations in the consolidated statements of income:
Pretax gains (losses), net	$(70,256)
Operating expenses (primarily management fee expenses)	(599)

Loss before income taxes	(70,855)
Income tax benefits	24,286

Loss from venture capital investment activities	$(46,569)

*

At December 31,2003, Tredegar Investments held 596,492 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 265,955 shares of Illumina, Inc. (NASDAQ: ILMN). These securities, which were related to Tredegar Investments' earlier venture capital investment activities, were sold in 2004 for $7.2 million, including gains recognized of $6.1 million ($4 million after taxes).

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

          See the index on page 39 for references to management’s report on internal control over financial reporting, report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

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

          There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

          Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 39-40.

Item 9B.	OTHER INFORMATION

                    None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF TREDEGAR

          The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the heading “Election of Directors” is incorporated herein by reference.

          The information included in the Proxy Statement under the heading “Stock Ownership” and the subheading “Audit Committee Matters” (under the “Board Committees” heading) is incorporated herein by reference.

          Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

John D. Gottwald	51	President and Chief Executive Officer effective March 1, 2006

Norman A. Scher	68	President and Chief Executive Officer until March 1, 2006

Nancy M. Taylor	46	President, Tredegar Film Products and Corporate Senior Vice President

Tammy H. Cummings	42	Vice President, Human Resources

D. Andrew Edwards	47	Vice President, Chief Financial Officer and Treasurer

Larry J. Scott	55	Vice President, Audit

W. Hildebrandt Surgner, Jr.	40	Vice President, General Counsel and Corporate Secretary

John D. Gottwald. On January 16, 2006, Mr. Gottwald was elected President and Chief Executive Officer effective March 1, 2006. Mr. Gottwald had served as Chairman of the Board of Directors since September 10, 2001. Mr. Gottwald served as President and Chief Executive Officer from July 10, 1989 until September 10, 2001.

Norman A. Scher. On March 1, 2006, Mr. Scher retired as President and Chief Executive Officer and became Vice Chairman of the Board of Directors. He continues to serve on the Executive Committee of the Board of Directors. Mr. Scher will remain an employee (non-executive) and assist with special projects throughout 2006. Mr. Scher had served as President and Chief Executive Officer since September 10, 2001. Mr. Scher served as Executive Vice President and Chief Financial Officer from July 10, 1989 until September 10, 2001. From July 10, 1989 until May 22, 1997, he also served as Treasurer.

Nancy M. Taylor. Ms. Taylor was elected President of Tredegar Film Products effective April 5, 2005. She was elected Senior Vice President effective November 1, 2004. Ms. Taylor served as Senior Vice President, Strategy and Special Projects from November 1, 2004 until April 5, 2005. Ms. Taylor served as Managing Director, European Operations, of Tredegar Film Products from January 1, 2003 until November 1, 2004. Ms. Taylor served as Vice President, Administration and Corporate Development from September 10, 2001 until February 12, 2003. Ms. Taylor served as Secretary from February 24, 1994 until February 12, 2003. She served as Vice President, Law, from November 18, 1998 until September 10, 2001, and served as General Counsel from May 22, 1997 until July 25, 2000.

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

          We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer) and have posted the Code of Conduct on our web site. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on our website. Our Internet address is www.tredegar.com. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

          Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 17, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

          The information included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Requirements” is incorporated herein by reference.

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

          Mr. Thomas G. Slater, Jr., a member of our board of directors, is married to Mr. John D. Gottwald’s sister-in-law and is a partner of the law firm of Hunton & Williams LLP, which provides legal services to Tredegar on a variety of matters.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following is incorporated herein by reference:

•	Information on accounting fees and services included in the Proxy Statement under the heading “Audit Fees;” and

•

Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services included in the Proxy Statement under the subheading “Audit Committee Matters” (under the “Board Committees” heading).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	(a)	List of documents filed as a part of the report:

		(1)	Financial statements:

Tredegar Corporation

(2)	Financial statement schedules:

None.

(3)	Exhibits:

See Exhibit Index on pages 78-79.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tredegar Corporation

We have completed integrated audits of Tredegar Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Richmond, Virginia
March 1, 2006

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2005	2004	2003

(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$956,969	$861,165	$738,651
Other income (expense), net	(544)	15,604	7,853

	956,425	876,769	746,504

Costs and expenses:
Cost of goods sold	810,621	717,120	606,242
Freight	24,691	22,398	18,557
Selling, general and administrative	64,723	60,030	53,341
Research and development	8,982	15,265	18,774
Amortization of intangibles	299	330	268
Interest	4,573	3,171	6,785
Asset impairments and costs associated with exit and disposal activities	16,334	22,973	11,426
Unusual items	—	—	1,067

Total	930,223	841,287	716,460

Income from continuing operations before income taxes	26,202	35,482	30,044
Income taxes	9,973	9,222	10,717

Income from continuing operations	16,229	26,260	19,327

Discontinued operations:
Gain (loss) from venture capital investment activities (including an after-tax gain on a tax-related item of $2,275 in 2004 and an after-tax loss on the sale of the venture capital investment portfolio of $46,269 in 2003)	—	2,921	(46,569)
Income (loss) from operations of Molecumetics	—	—	891

Income (loss) from discontinued operations	—	2,921	(45,678)

Net income (loss)	$16,229	$29,181	$(26,351)

Earnings (loss) per share:
Basic:
Continuing operations	$.42	$.69	$.51
Discontinued operations	—	.08	(1.20)

Net income (loss)	$.42	$.77	$(.69)

Diluted:
Continuing operations	$.42	$.68	$.50
Discontinued operations	—	.08	(1.19)

Net income (loss)	$.42	$.76	$(.69)

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2005	2004

(In Thousands, Except Share Data)

Assets
Current assets:
Cash and cash equivalents	$23,434	$22,994
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,423 in 2005 and $5,313 in 2004	119,330	117,314
Income taxes recoverable	7,163	—
Inventories	62,438	65,360
Deferred income taxes	7,778	10,181
Prepaid expenses and other	4,224	4,689

Total current assets	224,367	220,538

Property, plant and equipment, at cost:
Land and land improvements	12,496	12,637
Buildings	91,400	90,830
Machinery and equipment	528,821	518,258

Total property, plant and equipment	632,717	621,725
Less accumulated depreciation	309,841	305,033

Net property, plant and equipment	322,876	316,692
Other assets and deferred charges	96,527	89,261
Goodwill and other intangibles (other intangibles of $712 in 2005 and $1,939 in 2004)	137,988	142,983

Total assets	$781,758	$769,474

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61,731	$63,852
Accrued expenses	36,031	38,141
Income taxes payable	—	1,446
Current portion of long-term debt	—	13,125

Total current liabilities	97,762	116,564
Long-term debt	113,050	90,327
Deferred income taxes	74,287	71,141
Other noncurrent liabilities	11,297	11,000

Total liabilities	296,396	289,032

Commitments and contingencies (Notes 13 and 16)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 38,737,016 shares in 2005 and 38,597,522 in 2004 (including restricted stock)	110,706	109,450

Common stock held in trust for savings restoration plan (58,156 shares in 2005 and 57,489 in 2004)	(1,284)	(1,274)

Unearned compensation on restricted stock (109,000 shares in 2005 and 120,000 in 2004)	(966)	(1,402)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	23	—
Foreign currency translation adjustment	14,114	19,562
Gain on derivative financial instruments	776	884
Minimum pension liability	(2,434)	(1,156)
Retained earnings	364,427	354,378

Total shareholders’ equity	485,362	480,442

Total liabilities and shareholders’ equity	$781,758	$769,474

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2005	2004	2003

(In Thousands)

Cash flows from operating activities:
Net income (loss)	$16,229	$29,181	$(26,351)
Adjustments for noncash items:
Depreciation	38,490	34,092	32,354
Amortization of intangibles	299	330	268
Deferred income taxes	9,217	1,947	37,370
Accrued pension income and postretirement benefits	(1,979)	(3,999)	(4,812)
Loss from write-down of investment in Novalux	5,000	—	—
Loss on venture capital investments	—	—	70,256
Gain on sale of assets	(4,174)	(7,560)	(5,155)
Loss on asset impairments and divestitures	9,378	13,811	2,456
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts and notes receivable	(3,361)	(31,711)	14,649
Inventories	2,803	(13,962)	(2,294)
Income taxes recoverable	(12,966)	61,538	(48,737)
Prepaid expenses and other	530	(258)	(763)
Accounts payable and accrued expenses	(3,590)	12,269	7,801
Other, net	(2,173)	(1,858)	(661)

Net cash provided by operating activities	53,703	93,820	76,381

Cash flows from investing activities:
Capital expenditures	(62,543)	(55,651)	(65,808)
Acquisitions (net of cash acquired of $343 in 2003)	—	(1,420)	(1,579)
Novalux investment in 2005 and 2004 and venture capital investments in 2003	(1,095)	(5,000)	(2,807)
Proceeds from the sale of venture capital investments	—	—	21,504
Proceeds from the sale of assets and property disposals	8,018	10,209	9,602
Other, net	636	(310)	630

Net cash used in investing activities	(54,984)	(52,172)	(38,458)

Cash flows from financing activities:
Dividends paid	(6,190)	(6,154)	(6,103)
Debt principal payments and financing costs	(147,846)	(72,750)	(255,000)
Borrowings	156,500	36,573	135,349
Repurchases of Tredegar common stock	—	—	(5,170)
Proceeds from exercise of stock options	1,130	1,871	1,046

Net cash provided by (used in) financing activities	3,594	(40,460)	(129,878)

Effect of exchange rate changes on cash	(1,873)	1,863	1,970

Increase (decrease) in cash and cash equivalents	440	3,051	(89,985)

Cash and cash equivalents at beginning of period	22,994	19,943	109,928

Cash and cash equivalents at end of period	$23,434	$22,994	$19,943

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$4,388	$3,264	$6,709
Income tax payments (refunds), net	$14,915	$(50,006)	$(1,701)

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compensation

	Shares	Amount

(In Thousands, Except Share and Per-Share Data)
Balance December 31, 2002	38,323,025	$108,389	$363,743	$(1,212)	$—

Comprehensive income (loss):
Net loss	—	—	(26,351)	—	—
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,228)	—	—	—	—	—
Foreign currency translation adjustment (net of tax of $7,788)	—	—	—	—	—
Derivative financial instruments adjustment (net of tax of $715)	—	—	—	—	—
Minimum pension liability adjustment (net of tax of $1,347)	—	—	—	—	—
Comprehensive loss
Cash dividends declared ($.16 per share)	—	—	(6,103)	—	—
Repurchases of Tredegar common stock	(406,400)	(5,170)	—	—	—
Issued upon exercise of stock options (including related income tax benefits of $726) & other	260,196	1,772	—	—	—

Balance December 31, 2003	38,176,821	104,991	331,289	(1,212)	—

Comprehensive income (loss):
Net income	—	—	29,181	—	—
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,556)	—	—	—	—	—
Foreign currency translation adjustment (net of tax of $4,500)	—	—	—	—	—
Reclassification of foreign currency translation loss realized on the sale of the films business in Argentina (net of tax of $625)	—	—	—	—	—
Derivative financial instruments adjustment (net of tax of $247)	—	—	—	—	—
Minimum pension liability adjustment (net of tax of $149)	—	—	—	—	—
Comprehensive income
Cash dividends declared ($.16 per share)	—	—	(6,154)	—	—
Restricted stock grant, net of forfeitures	120,000	1,674	—	—	(1,674)
Restricted stock amortization	—	—	—	—	272
Issued upon exercise of stock options (including related income tax benefits of $868) & other	300,701	2,785	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	—	62	(62)	—

Balance December 31, 2004	38,597,522	109,450	354,378	(1,274)	(1,402)

Comprehensive income (loss):
Net income	—	—	16,229	—	—
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	—	—	—	—	—
Foreign currency translation adjustment (net of tax of $2,933)	—	—	—	—	—
Derivative financial instruments adjustment (net of tax of $60)	—	—	—	—	—
Minimum pension liability adjustment (net of tax of $630)	—	—	—	—	—
Comprehensive income
Cash dividends declared ($.16 per share)	—	—	(6,190)	—	—
Restricted stock grant, net of forfeitures and vested shares	(11,000)	(49)	—	—	49
Restricted stock amortization	—	—	—	—	387
Issued upon exercise of stock options (including related income tax benefits of $175) & other	150,494	1,305	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—

Balance December 31, 2005	38,737,016	$110,706	$364,427	$(1,284)	$(966)

	Accumulated Other Comprehensive Income (Loss)				Total Share- holders’ Equity

	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability

(In Thousands, Except Share and Per-Share Data)

Balance December 31, 2002	$586	$(4,422)	$(842)	$(3,310)	$462,932

Comprehensive income (loss):
Net loss	—	—	—	—	(26,351)
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,228)	2,184	—	—	—	2,184
Foreign currency translation adjustment (net of tax of $7,788)	—	14,419	—	—	14,419
Derivative financial instruments adjustment (net of tax of $715)	—	—	1,286	—	1,286
Minimum pension liability adjustment (net of tax of $1,347)	—	—	—	2,430	2,430

Comprehensive loss					(6,032)
Cash dividends declared ($.16 per share)	—	—	—	—	(6,103)
Repurchases of Tredegar common stock	—	—	—	—	(5,170)
Issued upon exercise of stock options (including related income tax benefits of $726) & other	—	—	—	—	1,772

Balance December 31, 2003	2,770	9,997	444	(880)	447,399

Comprehensive income (loss):
Net income	—	—	—	—	29,181
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,556)	(2,770)	—	—	—	(2,770)
Foreign currency translation adjustment (net of tax of $4,500)	—	8,404	—	—	8,404
Reclassification of foreign currency translation loss realized on the sale of the films business in Argentina (net of tax of $625)	—	1,161	—	—	1,161
Derivative financial instruments adjustment (net of tax of $247)	—	—	440	—	440
Minimum pension liability adjustment (net of tax of $149)	—	—	—	(276)	(276)

Comprehensive income					36,140
Cash dividends declared ($.16 per share)	—	—	—	—	(6,154)
Restricted stock grant, net of forfeitures	—	—	—	—	—
Restricted stock amortization	—	—	—	—	272
Issued upon exercise of stock options (including related income tax benefits of $868) & other	—	—	—	—	2,785
Tredegar common stock purchased by trust for savings restoration plan	—	—	—	—	—

Balance December 31, 2004	—	19,562	884	(1,156)	480,442

Comprehensive income (loss):
Net income	—	—	—	—	16,229
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	23	—	—	—	23
Foreign currency translation adjustment (net of tax of $2,933)	—	(5,448)	—	—	(5,448)
Derivative financial instruments adjustment (net of tax of $60)	—	—	(108)	—	(108)
Minimum pension liability adjustment (net of tax of $630)	—	—	—	(1,278)	(1,278)

Comprehensive income					9,418
Cash dividends declared ($.16 per share)	—	—	—	—	(6,190)
Restricted stock grant, net of forfeitures and vested shares	—	—	—	—	—
Restricted stock amortization	—	—	—	—	387
Issued upon exercise of stock options (including related income tax benefits of $175) & other	—	—	—	—	1,305
Tredegar common stock purchased by trust for savings restoration plan	—	—	—	—	—

Balance December 31, 2005	$23	$14,114	$776	$(2,434)	$485,362

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

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

          The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Foreign Currency Translation. The financial statements of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. We have no foreign subsidiaries where the U.S. Dollar is the functional currency.

          Transaction and remeasurement gains or losses included in income were not material in 2005, 2004 and 2003. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our foreign locations that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2005 and 2004, Tredegar had cash and cash equivalents of $23,434 and $22,994, respectively, including funds held in foreign locations of $14,890 and $21,410, respectively.

          Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Accounts and Notes Receivable. Accounts receivable are stated at cash due from customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on our assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include insurance recoveries due within one year and value-added taxes related to certain foreign subsidiaries.

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

          Property, plant and equipment include capitalized interest of $1,387 in 2005, $762 in 2004 and $593 in 2003.

          Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 40 years for buildings and land improvements and 3 to 25 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 13 years in Film Products and 15 years in Aluminum Extrusions.

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

          The components of goodwill and other intangibles at December 31, 2005 and 2004, and related amortization periods are as follows:

December 31	2005	2004	Amortization Periods

Carrying value of goodwill:
Film Products	$102,732	$103,788	Not amortized
Aluminum Extrusions	34,544	33,764	Not amortized
AFBS (formerly Therics)	—	3,492	Not amortized

Total carrying value of goodwill	137,276	141,044

Carrying value of other intangibles:
Film Products (cost basis of $1,575 in 2005 and 2004)	712	990	Not more than 17 yrs.
AFBS (formerly Therics) (cost basis of $2,236 in 2004)	—	949	10 years

Total carrying value of other intangibles	712	1,939

Total carrying value of goodwill and other intangibles	$137,988	$142,983

          A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2005 is as follows:

	2005	2004	2003

Goodwill and other intangibles:
Net carrying value, beginning of year	$142,983	$140,548	$137,339
Amortization	(299)	(330)	(268)
Decrease due to sale of AFBS (formerly Therics) assets	(4,329)	—	—
(Decrease) increase due to foreign currency translation and other	(367)	2,765	3,477

Total carrying value of goodwill and other intangibles	$137,988	$142,983	$140,548

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

Postemployment Benefits. We periodically provide certain postemployment benefits purely on a discretionary basis. Related costs for these programs are accrued when it is probable that benefits will be paid and amounts can be reasonably estimated. All other postemployment benefits are either accrued under current benefit plans or are not material to our financial position or results of operations.

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

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2005	2004	2003

Weighted average shares outstanding used to compute basic earnings (loss) per share	38,471,348	38,294,996	38,096,001
Incremental shares attributable to stock options and restricted stock	125,356	211,688	345,009

Shares used to compute diluted earnings (loss) per share	38,596,704	38,506,684	38,441,010

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2005, 2004 and 2003, 2,024,690, 2,073,990 and 2,425,575 of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

Stock-Based Employee Compensation Plans. Stock options, stock appreciation rights (“SARs”) and restricted stock grants are accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations whereby:

•

No compensation cost is recognized for fixed stock option or restricted stock grants unless the quoted market price of the stock at the measurement date (ordinarily the date of grant or award) is in excess of the amount the employee is required to pay; and

•

Compensation cost for SARs is recognized and adjusted up through the date of exercise or forfeiture based on the estimated number of SARs expected to be exercised multiplied by the difference between the market price of our stock and the amount the employee is required to pay (there were no SARs outstanding at December 31, 2005).

          Had compensation cost for stock option grants been determined in 2005, 2004 and 2003 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003

Income from continuing operations:
As reported	$16,229	$26,260	$19,327
Stock option-based employee compensation cost, net of tax, based on the fair value method	(1,073)	(2,133)	(2,194)

Pro forma income from continuing operations	$15,156	$24,127	$17,133

Basic earnings per share from continuing operations:
As reported	$.42	$.69	$.51
Pro forma	.39	.63	.45

Diluted earnings per share from continuing operations:
As reported	$.42	$.68	$.50
Pro forma	.39	.63	.45

          Compensation cost related to stock-based compensation (restricted stock grants) included in determining net income from continuing operations was $298 in 2005, $272 in 2004 and $95 in 2003.

          The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing Tredegar stock options granted in 2004 and 2003 are as follows (there were no Tredegar stock options granted in 2005):

	2004	2003

Dividend yield	1.2%	1.0%
Volatility percentage	45.0%	45.0%
Weighted average risk-free interest rate	3.1%	4.0%
Holding period (years):
Officers	n/a	7.0
Management	5.0	5.0
Other employees	3.0	n/a
Weighted average market prices at date of grant (market price equals exercise price):
Officers and management	$13.97	$16.44
Other employees	13.95	n/a

          Tredegar Stock options granted during 2004 and 2003 (there were no Tredegar stock options granted in 2005), and related estimated fair value at the date of grant, are as follows:

	2004	2003

Stock options granted (number of shares):
Officers	n/a	10,000
Management	176,950	5,000
Other employees	161,675	n/a

Total	338,625	15,000

Estimated weighted average fair value of options per share at date of grant (exercise price equaled market price on date of grant)
Officers	n/a	$7.93
Management	$5.54	6.51
Other employees	4.32	n/a

Total estimated fair value of stock options granted	$1,679	$112

          The table above excludes stock options granted to a consultant in 2004. The estimated fair value related to that grant of $50 was expensed in 2004 in conjunction with services rendered. Additional disclosure of Tredegar stock options is included in Note 10.

          AFBS (formerly Therics) stock options granted in 2004 and assumptions used in determining related pro forma compensation expense are as follows (there were no significant grants of AFBS stock options in 2005 and 2003):

Assumptions Used in Determining Pro Forma Comp. Expense for AFBS Stock Options Granted in 2004 & Other Data

Assumptions used in Black-Scholes options-pricing model:
Dividend yield	0.0%
Volatility percentage (a)	95%
Weighted average risk-free interest rate	4.1%
Holding period (years)	7.0

Weighted average estimated fair value per share of underlying stock at date of grant (b)	$.090
Weighted average estimated fair value of options per share at date of grant	$.074

Other assumptions and items:
Vesting period (years)	0.4 - 4
AFBS stock options granted:
3rd quarter 2004	7,906,149
1st quarter 2004	30,809,000
Aggregate estimated fair value of options at date of grant:
3rd quarter 2004	$584
1st quarter 2004	$2,271

(a)	Volatility estimated for AFBS based on Orthovita, Inc. (NASDAQ: VITA), a comparable company.

(b)	Estimated fair value of underlying stock equaled the stock option exercise price at date of grant.

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

          The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

	2005	2004	2,003

Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	$36	$1,872	$7,294
Income taxes	(13)	(655)	(2,626)
Reclassification adjustment for net losses (gains) realized in income	—	(6,134)	(3,851)
Income taxes	—	2,147	1,367

Available-for-sale securities adjustment	$23	$(2,770)	$2,184

Recently Issued Accounting Standards. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow, and we do not expect it to have an impact on amounts reported in the consolidated statement of income and balance sheet.

          In December 2004, the FASB revised SFAS No. 123, Share-Based Payment. This statement requires that the cost of employee services received in exchange for equity instruments be measured based on the fair value of the award on the grant date. The statement also requires that the cost be recognized over the employee service period required to receive the award. The statement applies to awards granted after the effective date and to awards modified, repurchased or cancelled after that date. The statement is effective beginning the first fiscal year that begins after June 15, 2005. Early adoption is permitted. The adoption of this standard will have no impact on cash flow. The primary impact of adoption on Tredegar will be the recognition of compensation expense for stock options granted. Currently, we disclose the pro forma effects of treating stock option grants as compensation expense under the fair value-based method (see pages 47-49). We will transition to the new standard during the first quarter of 2006 using the modified prospective method and continue to use the Black-Scholes options-pricing model to determine the estimated fair value of option grants. We believe that the pro forma effects that have been disclosed are not materially different from compensation expense that would have been recognized if this standard had been previously adopted.

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

2 ACQUISITIONS AND INVESTMENTS

          On July 23, 2004, a subsidiary of Tredegar purchased the assets of Yaheng Perforated Film Material Co., Ltd. (“Yaheng”) for approximately $1,420. Yaheng, based in Shanghai, China, had 21 employees at the acquisition date and manufactures apertured nonwovens used primarily in personal care markets. The purchase price was allocated to accounts receivable ($26), inventories ($45), property, plant and equipment ($288), patents ($822), employment agreements ($150), goodwill ($215), deferred income tax liabilities ($56) and accrued expenses ($70). Property, plant and equipment is being depreciated on a straight-line basis over approximately 10 years, patents are being amortized on a straight-line basis over approximately 7 years, and employment agreements are being amortized on a straight-line basis over approximately 3 years.

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

          In August of 2004, we invested $5,000 in Novalux, Inc. In October 2005, we invested an additional $1,095 in a new convertible secured bridge financing for Novalux bringing our aggregate investment to $6,095. As of December 31, 2005, the investment in Novalux was written down to estimated fair value of $1,095. Novalux is a developer of laser technology for potential use in a variety of applications. The reduction in estimated fair value was due to longer than anticipated delays both in bringing the company’s technology to market and in obtaining key development partnerships as well as liquidity issues. The loss from the write-down is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 3.

          In conjunction with our most recent investment, we entered into a forbearance agreement with Novalux pursuant to which we have agreed to forbear our ability to vote that number of shares which accounts for more than 19.5% of the total voting shares of Novalux (our voting interest in Novalux prior to the new financing was approximately 18% on an issued and outstanding basis and 15% on a fully diluted basis). We do not have a seat on the board of directors. We believe that our investment in Novalux does not provide us significant influence over its operating and financial policies. The investment in Novalux, which is included in “Other assets and deferred charges” in the consolidated balance sheet, is being accounted for under the cost method, with any impairment loss recognized and a new cost basis established for write-downs to estimated fair value.

3 BUSINESS SEGMENTS

          Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $236,554 in 2005, $226,122 in 2004 and $207,049 in 2003. These amounts include plastic film sold to others that convert the film into materials used in products manufactured by P&G.

	Net Sales
	2005	2004	2003

Film Products	$460,277	$413,257	$365,501
Aluminum Extrusions	471,749	425,130	354,593
AFBS (formerly Therics)	252	380	—

Total net sales	932,278	838,767	720,094
Add back freight	24,691	22,398	18,557

Sales as shown in consolidated statements of income	$956,969	$861,165	$738,651

	Operating Profit
	2005	2004	2003

Film Products:
Ongoing operations	$44,946	$43,259	$45,676
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	(3,955)	(10,438)	(5,746)

Aluminum Extrusions:
Ongoing operations	19,302	22,637	15,117
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	122	(10,553)	(644)
Gain on sale of land (a)	—	—	1,385
Other (a)	—	7,316	—

AFBS (formerly Therics):
Ongoing operations	(3,467)	(9,763)	(11,651)
Loss on investment in Therics, LLC	(145)	—	—
Restructurings (a)	(10,318)	(2,041)	(3,855)
Unusual items (a)	—	—	(1,067)

Total	46,485	40,417	39,215
Interest income	586	350	1,183
Interest expense	4,573	3,171	6,785
Gain on sale of corporate assets (a)	61	7,560	5,155
Loss from write-down of investment in Novalux (a)	5,000	—	—
Corporate expenses, net (a)	11,357	9,674	8,724

Income from continuing operations before income taxes	26,202	35,482	30,044
Income taxes (a)	9,973	9,222	10,717

Income from continuing operations	16,229	26,260	19,327
Income (loss) from discontinued operations (a)	—	2,921	(45,678)

Net income (loss)	$16,229	$29,181	$(26,351)

(a)

See Notes 2 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains from sale of assets, investment write-down and other items, and Note 17 for more information on discontinued operations.

(b)

The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $24,691 in 2005, $22,398 in 2004 and $18,557 in 2003.

(c)

Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in foreign locations of $14,890, $21,410 and $16,188 at December 31, 2005, 2004, and 2003, respectively. Export sales relate almost entirely to Film Products. Foreign operations in The Netherlands, Hungary, China, Italy, Brazil and Argentina (operations in Argentina were sold in the third quarter of 2004) also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Foreign operations in Canada relate to Aluminum Extrusions. Sales from our locations in Canada are primarily to customers located in the U.S. and Canada.

	Identifiable Assets
December 31	2005	2004	2003

Film Products	$479,286	$472,810	$422,321
Aluminum Extrusions	214,374	210,894	185,336
AFBS (formerly Therics)	2,759	8,613	8,917

Subtotal	696,419	692,317	616,574
General corporate	61,905	54,163	61,508
Income taxes recoverable from sale of venture capital investment portfolio	—	—	55,000
Cash and cash equivalents (c)	23,434	22,994	19,943

Total	$781,758	$769,474	$753,025

	Depreciation and Amortization			Capital Expenditures
	2005	2004	2003	2005	2004	2003

Film Products	$26,673	$21,967	$19,828	$50,466	$44,797	$57,203
Aluminum Extrusions	11,484	10,914	10,883	11,968	10,007	8,293
AFBS (formerly Therics)	437	1,300	1,641	36	275	219

Subtotal	38,594	34,181	32,352	62,470	55,079	65,715
General corporate	195	241	270	73	572	93

Total	$38,789	$34,422	$32,622	$62,543	$55,651	$65,808

	Net Sales by Geographic Area (c)
	2005	2004	2003

United States	$495,900	$441,891	$383,204
Exports from the United States to:
Canada	44,870	27,663	25,188
Latin America	9,428	16,668	17,915
Europe	8,311	15,768	25,157
Asia	40,476	31,617	21,510
Foreign operations:
Canada	144,090	147,145	125,347
The Netherlands	83,649	66,856	43,954
Hungary	33,573	34,721	32,204
China	36,823	25,291	17,426
Italy	15,866	12,423	12,698
Brazil and Argentina	19,292	18,724	15,491

Total (b)	$932,278	$838,767	$720,094

	Identifiable Assets by Geographic Area (c)			Property, Plant & Equipment, Net by Geographic Area (c)
December 31	2005	2004	2003	2005	2004	2003

United States	$444,144	$427,240	$394,415	$178,154	$163,383	$159,127
Foreign operations:
Canada	92,328	92,290	86,564	41,208	38,610	44,179
The Netherlands	67,683	75,449	47,809	54,331	58,370	38,956
Hungary	18,505	27,308	26,815	12,787	19,371	20,449
China	40,599	38,713	29,233	26,104	25,684	22,577
Italy	17,997	20,785	20,951	3,093	3,991	3,826
Brazil and Argentina	15,163	10,532	10,787	5,205	5,037	5,295
General corporate	61,905	54,163	61,508	1,994	2,246	3,067
Income taxes recoverable
from sale of venture
capital investment portfolio	—	—	55,000	n/a	n/a	n/a
Cash and cash equivalents (c)	23,434	22,994	19,943	n/a	n/a	n/a

Total	$781,758	$769,474	$753,025	$322,876	$316,692	$297,476

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

4	ACCOUNTS AND NOTES RECEIVABLE

          Accounts and notes receivable consist of the following:

December 31	2005	2004

Trade, less allowance for doubtful accounts and sales returns of $5,423 in 2005 and $5,313 in 2004	$112,968	$109,347
Other	6,362	7,967

Total	$119,330	$117,314

          The allowance for doubtful accounts and sales returns increased by $110 in 2005 and $865 in 2004 and declined by $1,594 in 2003. The changes in 2005, 2004 and 2003 were comprised of increases to the allowance for charges to expense of $612 and $956 and a decrease to the allowance for income from changes in estimates of $483, respectively, decreases in the allowance for income from recoveries of $15, $5 and none, respectively, decreases in the allowance for write-offs of $403, $413 and $1,150, respectively, and foreign exchange and other adjustments to the allowance of minus $84, plus $327 and plus $39, respectively.

5	INVENTORIES

          Inventories consist of the following:

December 31	2005	2004

Finished goods	$12,838	$13,452
Work-in-process	3,685	3,097
Raw materials	33,043	36,567
Stores, supplies and other	12,872	12,244

Total	$62,438	$65,360

          Inventories stated on the LIFO basis amounted to $19,843 at December 31, 2005 and $20,837 at December 31, 2004, which are below replacement costs by approximately $29,164 at December 31, 2005 and $20,867 at December 31, 2004. During 2005, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs by approximately $2,300 ($2,100 in Film Products and $200 in Aluminum Extrusions).

6	FINANCIAL INSTRUMENTS

          In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. The futures contracts are designated as and accounted for as cash flow hedges. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The amount of aluminum futures contracts that hedged fixed-price forward sales contracts was $5,367 (6,393 pounds of aluminum) at December 31, 2005 and $11,253 (14,410 pounds of aluminum) at December 31, 2004.

          We use interest rate swaps to manage interest rate exposure. There were no interest rate swaps outstanding at December 31, 2005 and 2004. Interest rate swaps outstanding during 2003 (there were none outstanding in 2005 and 2004) were designated as and accounted for as cash flow hedges (see Note 8). Counterparties to our interest rate swaps consisted of large major financial institutions.

          After-tax gains of $939 in 2005, $1,230 in 2004 and $395 in 2003 were reclassified from other comprehensive income to earnings and were offset by losses, respectively, from transactions relating to the underlying hedged item. As of December 31, 2005, we expect $776 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. We also expect that these gains will be offset by losses from transactions relating to the underlying hedged item.

7	ACCRUED EXPENSES

          Accrued expenses consist of the following:

December 31	2005	2004

Payrolls, related taxes and medical and other benefits	$6,687	$7,946
Workmen's compensation and disabilities	4,226	3,806
Vacation	4,488	4,560
Plant shutdowns and divestitures	6,972	8,485
Other	13,658	13,344

Total	$36,031	$38,141

          A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for each of the three years in the period ended December 31, 2005 is as follows:

	Severance	Asset Impairments	Accelerated Depreciation*	Other	Total

Balance at December 31, 2002	$374	$—	$—	$1,034	$1,408
2003:
Charges	5,505	1,051	1,733	3,137	11,426
Cash spent	(3,773)	—	—	(1,085)	(4,858)
Charged against assets	—	(1,051)	(1,733)	—	(2,784)
Reversed to income	—	—	—	—	—

Balance at December 31, 2003	2,106	—	—	3,086	5,192
2004:
Charges	6,456	11,554	2,572	2,450	23,032
Cash spent	(3,732)	—	—	(2,112)	(5,844)
Charged against assets	—	(11,554)	(2,572)	—	(14,126)
Foreign currency translation	261	—	—	—	261
Reversed to income	—	—	—	(30)	(30)

Balance at December 31, 2004	5,091	—	—	3,394	8,485
2005:
Charges	3,620	8,198	353	6,553	18,724
Cash spent	(6,182)	—	—	(4,290)	(10,472)
Charged against assets	—	(8,198)	(353)	—	(8,551)
Foreign currency translation	(8)	—	—	—	(8)
Reversed to income	(1,036)	—	—	(170)	(1,206)

Balance at December 31, 2005	$1,485	$—	$—	$5,487	$6,972

*        Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

          The amount reversed to income in 2005 relates primarily to changes in estimates for severance and shutdown-related costs at our aluminum extrusions facility in Aurora, Ontario and in connection with the restructuring of the research and development operations in Film Products. See Note 15 for more information on plant shutdowns, asset impairments and restructurings.

8	DEBT AND CREDIT AGREEMENTS

          On December 15, 2005, we refinanced our debt with a new $300,000, five-year unsecured revolving credit agreement (the “Credit Agreement”). At December 31, 2005, available credit under the Credit Agreement was approximately $154,300. Total debt due and outstanding at December 31, 2005 is summarized below:

Debt Due and Outstanding at December 31, 2005

Year Due	Credit Agreement	Other	Total Debt Due

2006	$—	$—	$—
2007	—	4,720	4,720
2008	—	381	381
2009	—	391	391
2010	107,000	243	107,243
Remainder	—	315	315

Total	$107,000	$6,050	$113,050

          The credit spread over LIBOR and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR

Indebtedness-to- Adjusted EBITDA Ratio	($107 Million Outstanding at 12/31/05)	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <= 1.75x	87.5	17.5
<= 1x	75	15

          At December 31, 2005, the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 87.5 basis points.

          The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000 plus, beginning October 1, 2005, 50% of net income ($100,445 million as of December 31, 2005);

•	Minimum shareholders’ equity ($352,363 as of December 31, 2005);

•	Maximum indebtedness-to-adjusted EBITDA through December 31, 2008 of 3x and 2.75x thereafter (2.5x on a pro forma basis for acquisitions); and

•	Minimum adjusted EBIT-to-interest expense of 2.5x.

          We believe we were in compliance with all of our debt covenants as of December 31, 2005. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

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

          Pursuant to a Rights Agreement dated as of June 30, 1999 (as amended), between Tredegar and National City Bank as Rights Agent, one Right is attendant to each share of our common stock. Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the “Preferred Stock”), at an exercise price of $150 (the “Purchase Price”). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person or group whose beneficial ownership is reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on March 20, 1997, cannot cause the Rights to become exercisable.

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

          A summary of our stock options outstanding at December 31, 2005, 2004 and 2003, and changes during those years, is presented below:

			Option Exercise Price/Share
	Number of Shares
						Wgted.
	Options	SARs	Range			Ave.

Outstanding at 12/31/02	3,160,880	—	$3.37	to	$46.63	$20.16
Granted in 2003	15,000	—	16.19	to	16.57	16.44
Lapsed in 2003	(179,970)	—	16.55	to	46.63	24.75
Exercised in 2003	(273,300)	—	3.37	to	8.38	4.68

Outstanding at 12/31/03	2,722,610	—	3.37	to	46.63	21.39
Granted in 2004	348,425	—	13.95	to	14.50	13.97
Lapsed in 2004	(102,175)	—	7.38	to	46.63	23.28
Exercised in 2004	(306,870)	—	3.37	to	19.75	6.99

Outstanding at 12/31/04	2,661,990	—	4.17	to	46.63	22.01
Granted in 2005	—	—	n/a	to	n/a	n/a
Lapsed in 2005	(274,575)	—	13.95	to	46.63	21.90
Exercised in 2005	(137,075)	—	4.17	to	16.55	7.51

Outstanding at 12/31/05	2,250,340	—	$7.38	to	$46.63	$22.90

          The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2005:

			Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005

				Weighted Average

Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price	Shares	Weighted Average Exercise Price

$7.38	to	$9.67	64,460	0.1	$8.70	64,460	$8.70
9.68	to	17.88	555,775	3.5	15.23	288,875	16.39
17.89	to	19.75	716,650	2.2	19.22	716,650	19.22
19.76	to	25.65	348,800	0.8	22.93	348,800	22.93
25.66	to	34.97	322,655	0.6	31.51	322,655	31.51
34.98	to	46.63	242,000	0.0	43.72	242,000	43.72

$7.38	to	$46.63	2,250,340	1.8	$22.90	1,983,440	$24.11

          Stock options exercisable totaled 2,316,390 shares at December 31, 2004 and 2,127,610 shares at December 31, 2003. Stock options available for grant totaled 1,998,300 shares at December 31, 2005, 2,030,300 shares at December 31, 2004 and 642,625 shares at December 31, 2003.

          During 2005, we granted 19,000 shares of restricted Tredegar common stock to senior management. During the first quarter of 2004, we granted 125,000 shares of restricted Tredegar common stock to senior management

(15,000 shares were cancelled in connection with employees leaving the company prior to full vesting). The weighted average price was $12.60 per share for grants in 2005 and $13.95 per share for grants in 2004. Compensation expense of approximately $240 for grants in 2005 and $1,535 for grants in 2004 (net of shares cancelled) is being amortized over weighted average vesting periods of approximately two years for grants in 2005 and five years for grants in 2004, subject to accelerated vesting based on meeting certain financial targets.

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

          Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

	Pension Benefits			Other Post- Retirement Benefits

	2005	2004	2003	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.70%	6.00%	6.25%	5.70%	6.00%	6.25%
Rate of compensation increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increases	4.00%	4.00%	4.50%	4.00%	4.00%	4.50%
Expected long-term return on plan assets, during the year	8.40%	8.40%	8.60%	n/a	n/a	n/a
Rate of increase in per-capita cost of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit income (cost):
Service cost	$(6,469)	$(5,519)	$(5,851)	$(109)	$(115)	$(101)
Interest cost	(12,661)	(12,283)	(11,842)	(576)	(562)	(584)
Employee contributions	468	443	323	—	—	—
Other	12	(212)	(98)	—	—	—
Expected return on plan assets	22,050	22,678	23,003	—	—	—
Amortization of:
Net transition asset	—	7	8	—	—	—
Prior service costs and gains or losses	(738)	(491)	(89)	2	53	43

Net periodic benefit income (cost)	$2,662	$4,623	$5,454	$(683)	$(624)	$(642)

          The following tables reconcile the changes in benefit obligations and plan assets in 2005 and 2004, and reconcile the funded status to prepaid or accrued cost at December 31, 2005 and 2004:

	Pension Benefits		Other Post- Retirement Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$214,037	$196,460	$9,994	$9,440
Service cost	6,469	5,519	109	115
Interest cost	12,661	12,283	576	562
Plan amendments	1,372	88	—	—
Effect of discount rate change	10,424	6,997	326	377
Employee contributions	468	443	—	—
Other	3,500	2,087	(290)	25
Benefits paid	(10,398)	(9,840)	(645)	(525)

Benefit obligation, end of year	$238,533	$214,037	$10,070	$9,994

Change in plan assets:
Plan assets at fair value, beginning of year	$247,505	$233,759	$—	$—
Actual return on plan assets	18,487	22,428	—	—
Employee contributions	468	443	—	—
Employer contributions	1,158	830	645	525
Other	(119)	(115)	—	—
Benefits paid	(10,398)	(9,840)	(645)	(525)

Plan assets at fair value, end of year	$257,101	$247,505	$—	$—

Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$18,568	$33,468	$(10,070)	$(9,993)
Unrecognized net transition (asset) obligation	—	—	—	—
Unrecognized prior service cost	4,303	3,421	—	—
Unrecognized net (gain) loss	62,776	44,859	(8)	(20)

Prepaid (accrued) cost, end of year	$85,647	$81,748	$(10,078)	$(10,013)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$85,647	$81,748	$—	$—
Accrued benefit liability	(4,832)	(3,000)	(10,078)	(10,013)
Intangible asset	1,145	1,222	—	—
Deferred tax liability	1,253	622	—	—
Accumulated other comprehensive loss	2,434	1,156	—	—

Net amount recognized	$85,647	$81,748	$(10,078)	$(10,013)

          Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

          At December 31, 2005, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

          Expected benefit payments over the next five years and in the aggregate for 2011-2015 are as follows:

Years	Pension Benefits	Other Post- Retirement Benefits

2006	$10,600	$481
2007	11,063	516
2008	11,934	551
2009	12,535	589
2010	13,038	630
2011 - 2015	75,632	3,542

          Prepaid pension cost of $85,647 at December 31, 2005 and $81,748 at December 31, 2004, is included in “Other assets and deferred charges” in the consolidated balance sheets. The accrued benefit liability of $4,832 and the intangible asset of $1,145 at December 31, 2005, and the accrued benefit liability of $3,000 and the intangible asset of $1,222 at December 31, 2004, are also included in “Other assets and deferred charges” in the consolidated balance sheets. Accrued postretirement benefit cost of $10,078 at December 31, 2005 and $10,013 at December 31, 2004, is included in “Other noncurrent liabilities” in the consolidated balance sheets.

          The percentage composition of assets held by pension plans at December 31, 2005 and 2004, and the current expected long-term return on assets are as follows:

	% Composition of Plan Assets		Expected
			Long-term
December 31	2005	2004	Return %

Pension plans related to operations in the U.S.:
Low-risk fixed income securities	14.1%	18.1%	5.0%

Large capitalization equity securities	19.1	19.6	9.2
Mid-capitalization equity securities	7.3	7.3	9.8
Small-capitalization equity securities	4.3	4.1	10.4
International equity securities	22.4	19.1	10.4

Total equity securities	53.1	50.1	9.9

Hedge and private equity funds	21.0	20.9	7.8
Other assets	2.3	2.5	4.0

Total for pension plans related to operations in the U.S.	90.5	91.6	8.5

Pension plans related to operations in Canada	9.5	8.4	7.0

Total	100.0%	100.0%	8.4%

          Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2005. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities and risk premiums. For pension plans related to operations in the U.S., the portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next three years. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds have a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 14 years. We expect our required contributions to approximate $800 in 2006.

          The accumulated benefit obligation was $223,821 at December 31, 2005 and $196,715 at December 31, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $13,200, $13,200 and $10,607, respectively, at December 31, 2005, and $10,132, $10,132 and $8,199, respectively, at December 31, 2004.

          We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,655 at December 31, 2005 and $2,081 at December 31, 2004. Pension expense recognized was $256 in 2005, $275 in 2004 and $249 in 2003. This information has been included in the preceding pension benefit tables.

          Approximately 150 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $364 in 2005, $281 in 2004 and $216 in 2003. This information has been excluded from the preceding pension benefit tables.

12	SAVINGS PLAN

          We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally up to 10%) of their compensation. Under the provisions of the plan, we match a portion (generally 50%) of the employee’s contribution to the plan with shares of our common stock. We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $1,889 in 2005, $2,716 in 2004 and $2,697 in 2003. Our liability under the restoration plan was $782 at December 31, 2005 (consisting of 60,674 phantom shares of common stock) and $1,288 at December 31, 2004 (consisting of 63,730 phantom shares of common stock) valued at the closing market price on those dates.

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

          Rental expense for continuing operations was $3,987 in 2005, $4,549 in 2004 and $3,822 in 2003. Rental commitments under all non-cancelable operating leases as of December 31, 2005, are as follows:

Year	Amount

2006	$3,608
2007	3,475
2008	3,088
2009	2,070
2010	2,073
Remainder	1,920

Total	$16,234

          AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $8,338. These future rental commitments are included in the above table. Sublease rental commitments relating to excess space at AFBS total about $1,300 (excluded from the above table).

          Contractual obligations for plant construction and purchases of real property and equipment amounted to $14,628 at December 31, 2005 and $16,108 at December 31, 2004.

14	INCOME TAXES

          Income from continuing operations before income taxes and income taxes are as follows:

	2005	2004	2003

Income from continuing operations before income taxes:
Domestic	$19,709	$27,875	$16,605
Foreign	6,493	7,607	13,439

Total	$26,202	$35,482	$30,044

Current income taxes:
Federal	$1,853	$(2)	$4,345
State	811	1,105	368
Foreign	(1,908)	6,996	2,689

Total	756	8,099	7,402

Deferred income taxes:
Federal	7,900	3,385	649
State	600	1,198	936
Foreign	717	(3,460)	1,730

Total	9,217	1,123	3,315

Total income taxes	$9,973	$9,222	$10,717

          The decline in foreign income from continuing operations is primarily due to higher intercompany royalty charges. Operating profit from foreign operations excluding intercompany transactions increased in 2005 and 2004.

          The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations

	2005	2004	2003

Income tax expense at federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	3.5	4.2	2.8
Unremitted earnings from foreign operations	2.3	(.1)	1.5
Valuation allowance for capital loss carry-forwards	2.2	—	—
Valuation allowance for foreign operating loss carry-forwards	1.6	1.7	—
Non-deductible expenses	.6	.8	1.0
Foreign rate differences	—	1.0	—
Research and development tax credit	(1.6)	(1.9)	(1.7)
Tax-exempt income	(1.6)	—	(1.0)
Extraterritorial Income Exclusion	(2.4)	(2.3)	(2.8)
Reversal of income tax contingency accruals	—	(11.3)	—
Other	(1.5)	(1.1)	.9

Effective income tax rate	38.1	26.0	35.7

          Deferred tax liabilities and deferred tax assets at December 31, 2005 and 2004, are as follows:

December 31	2005	2004

Deferred tax liabilities:
Depreciation	$37,438	$37,057
Pensions	30,595	29,885
Foreign currency translation gain adjustment	7,686	10,619
Amortization of goodwill	11,627	7,975
Unrealized gain on available-for-sale securities	12	—
Derivative financial instruments	437	497
Other	351	779

Total deferred tax liabilities	88,146	86,812

Deferred tax assets:
Employee benefits	5,244	5,810
Tax benefit on U.S. foreign and R&D tax credits and NOL carryforwards	7,895	10,979
Asset write-offs, divestitures and environmental accruals	2,602	4,547
Allowance for doubtful accounts and sales returns	1,086	1,119
Tax in excess of book basis for venture capital and other investments (net of valuation allowance of $577 in 2005)	1,863	638
Inventory	329	131
Other (net of valuation allowance of $1,020 in 2005 and $600 in 2004)	2,618	2,628

Total deferred tax assets	21,637	25,852

Net deferred tax liability	$66,509	$60,960

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$74,287	$71,141
Current deferred tax assets in excess of liabilities	7,778	10,181

Net deferred tax liability	$66,509	$60,960

          As of December 31, 2005, Tredegar had net operating loss, foreign tax credit and R&D tax credit carry-forwards in the U.S. that expire as follows:

U.S. Tax Carry-Forward Items at December 31, 2005 by Year of Expiration

	Deferred Income Tax Assets			Estimated Minimum Future Taxable Income Required to Realize Deferred Income Tax Assets

Year of Expiration	Foreign Tax Credits	R&D Tax Credits	Total	Foreign Tax Credits	R&D Tax Credits	Total

2013	$205	$—	$205	$586	$—	$586
2014	2,917	—	2,917	8,334	—	8,334
2021	—	1,403	1,403	—	4,009	4,009
2022	—	1,185	1,185	—	3,386	3,386
2023	—	690	690	—	1,971	1,971
2024	—	551	551	—	1,574	1,574
2025	—	415	415	—	1,186	1,186

Total	$3,122	$4,244	$7,366	$8,920	$12,126	$21,046

          The table above excludes U.S. federal alternative minimum tax credit carry-forwards and state income tax carry-forwards totaling $529. We believe that it is more likely than not that the timing of future taxable income in the U.S. will be sufficient to cover future tax deductible amounts related to the deferred income tax assets for carry-forward items. Accordingly, no valuation allowance has been recognized for these items. However, a valuation allowance of approximately $1,020 is included in other deferred tax assets that offsets an amount included in that line item relating to possible future tax benefits on operating losses generated by certain foreign subsidiaries that may not be recoverable in the carry-forward period. In addition, a valuation allowance of $577 was established in 2005 in conjunction with the write-down of our investment in Novalux (see Note 2) for expected limitations on the utilization of assumed capital losses. At December 31, 2005, we had current and non-current income taxes recoverable of $7,163 and $5,803, respectively. The current portion primarily relates to income taxes recoverable at Film Products’ subsidiary in The Netherlands. The non-current portion, included in “Other assets and deferred charges” in the consolidated balance sheets, primarily relates to U.S. federal income taxes receivable resulting from filing various refund claims for foreign tax credit, capital loss and net operating loss carry backs to prior years still under review by the U.S. Internal Revenue Service. We do not expect the review to be completed before 2007. Accordingly, this portion of our income taxes recoverable has been classified as non-current.

15	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets, in 2005 totaled $14,606 ($9,372 after taxes) and include:

•

A fourth-quarter charge of $269 ($174 after taxes) and a second-quarter charge of $10,049 ($6,532 after taxes) related to the sale or assignment of substantially all of AFBS’ (formerly Therics) assets, including asset impairment charges of $5,638, lease-related losses of $3,326 and severance (31 people) and other transaction-related costs of $1,354 (see below for additional information on the transaction);

•

Fourth-quarter charges of $397 ($256 after taxes), third-quarter charges of $906 ($570 after taxes), second-quarter charges of $500 ($317 after taxes) and first-quarter charges of $418 ($266 after taxes) related to severance and other employee-related costs associated with restructurings in Film Products ($1,118 before taxes) and Aluminum Extrusions ($648 before taxes) and at corporate headquarters ($455 before taxes; included in “Corporate expenses, net” in the operating profit by segment table in Note 3) (an aggregate of 21 people were affected by these restructurings);

•

A fourth-quarter charge of $2,101 ($1,263 after taxes) related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $1,615 and severance (15 people) and other costs of $486 (we anticipate recognizing additional shutdown-related costs of about $1,700 in the first half of 2006);

•

A fourth-quarter gain of $1,862 ($1,193 after taxes), a third-quarter charge of $198 ($127 after taxes), a second-quarter net gain of $71 ($46 after taxes) and a first-quarter charge of $470 ($301 after taxes) related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including a $1,667 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income) and $1,111 of shutdown-related costs partially offset by the reversal to income of certain accruals associated with severance and other costs of $709;

•

A second-quarter charge of $27 ($16 after taxes) and a first-quarter gain of $1,618 ($973 after taxes) related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1,816 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $225;

•

A first-quarter charge of $1,019 ($653 after taxes) for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•

Fourth-quarter charges of $118 ($72 after taxes), third-quarter charges of $595 ($359 after taxes), second-quarter charges of $250 ($150 after taxes) partially offset by a net first-quarter gain of $120 ($72 after taxes) related to severance and other employee-related accruals associated with the restructuring of the research and development operations in Film Products (of this amount, $1,366 in pretax charges for employee relocation and recruitment is included in SG&A expenses in the consolidated statements of income);

•

A second-quarter gain of $653 ($392 after taxes) related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements on income), and the reversal to income of certain shutdown-related accruals of $23.

•	Fourth-quarter charges of $583 ($351 after taxes) for asset impairments in Film Products;

•

A net fourth-quarter charge of $495 ($310 after taxes) in Aluminum Extrusions, including an asset impairment of $597, partially offset by the reversal to income of certain shutdown-related accruals of $102;

•

Fourth-quarter charges of $31 ($19 after taxes), third-quarter charges of $117 ($70 after taxes), second-quarter charges of $105 ($63 after taxes) and first-quarter charges of $100 ($60 after taxes) for accelerated depreciation related to restructurings in Film Products; and

•	A fourth-quarter charge of $182 ($119 after taxes) in Film Products related to the write-off of an investment.

          On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170 and a 3.5% interest in Theken Spine, LLC, valued at $800, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The potential future payments due from Therics, LLC based on the sale of certain products will be recognized as income when earned. AFBS had operating losses of $3,467 during the first six months of 2005 and $9,763 in 2004.

          See Note 2 for information regarding the write-down in 2005 of our investment in Novalux, Inc.

          Gain on sale of corporate assets in 2005 includes a pretax gain of $61 related to the sale of corporate real estate. This gain is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 3.

          During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508 ($327 after taxes) (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table in Note 3).

          Losses associated with plant shutdowns, asset impairments and restructurings in 2004 totaled $23,032 ($15,192 after taxes) and include:

•

A fourth-quarter charge of $84 ($56 after taxes), a third-quarter charge of $828 ($537 after taxes), a second-quarter charge of $994 ($647 after taxes) and a first-quarter charge of $666 ($432 after taxes) related to accelerated depreciation from plant shutdowns and restructurings in Film Products;

•

A fourth-quarter charge of $569 (of this amount, $59 for employee relocation is included in selling, general and administrative expenses in the consolidated statements of income) ($369 after taxes) and a third-quarter charge of $709 ($461 after taxes) related to severance for 30 people and other employee-related costs associated with the restructuring of the R&D operations in Film Products, including costs associated with relocating R&D functions to Richmond, Virginia;

•

A fourth-quarter charge of $639 ($415 after taxes), a third-quarter charge of $617 ($401 after taxes), a second-quarter charge of $300 ($195 after taxes) and a first-quarter charge of $537 ($349 after taxes) primarily related to severance (63 people) and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina (the shut down was completed in the fourth quarter of 2004);

•

A third-quarter charge of $357 ($329 after taxes) and a second-quarter charge of $2,665 ($1,858 after taxes) for the loss on the sale of the films business in Argentina (proceeds net of transaction costs were $803 ($401 net of cash included in business sold));

•

A fourth-quarter charge of $352 ($228 after taxes), a third-quarter charge of $195 ($127 after taxes) and a first-quarter charge of $9,580 ($6,228 after taxes) related to the planned shutdown of an aluminum extrusions facility in Aurora, Ontario, including asset impairment charges of $7,130 and severance and other employee-related costs of $2,450 (these costs were contractually-related for about 100 people and have been immediately accrued);

•	A third-quarter charge of $170 ($111 after taxes) for additional costs incurred related to a plant shutdown in Film Products;

•	A second-quarter charge of $300 ($195 after taxes), partially offset by a fourth-quarter gain of $104 ($68 after taxes), related to the loss on the sale of the previously shutdown films manufacturing facility in Manchester, Iowa;

•

A fourth-quarter charge of $427 ($277 after taxes) and a second-quarter charge of $879 ($571 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey;

•	Second-quarter charges of $575 ($374 after taxes) in Film Products and $146 ($95 after taxes) in Aluminum Extrusions related to asset impairments; and

•

Fourth-quarter charges of $1,402 ($912 after taxes) related to severance and other employee-related costs associated with restructurings in Therics ($590 before taxes), Film Products ($532 before taxes) and Aluminum Extrusions ($280 before taxes) and a second-quarter charge of $145 ($94 after taxes) related to severance at AFBS (an aggregate of 24 people were affected by these restructurings).

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

          The other gain of $7,316 ($4,756 after taxes) included in the Aluminum Extrusions section of the operating profit by segment table in Note 3 is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1,497 received in February of 2005 and $1,717 received in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

          In 2003, losses associated with plant shutdowns, asset impairments and restructurings totaling $11,426 ($7,350 after taxes) included:

•

A fourth-quarter charge of $875 ($560 after taxes) for asset impairments in the films business, including charges of $466 ($298 after taxes) relating to accelerated depreciation of assets at the films manufacturing facility in New Bern, North Carolina;

•

A fourth-quarter charge of $611 ($391 after taxes) for approximately 50% of the total severance costs for 63 people and other employee-related costs in connection with the shutdown of the films manufacturing facility in New Bern, North Carolina;

•	A third-quarter charge of $945 ($605 after taxes) relating to accelerated depreciation of assets at the films manufacturing facility in New Bern, North Carolina;

•

A third-quarter charge of $299, a second-quarter charge of $53 and a first-quarter charge of $85 (collectively $280 after taxes) for additional costs incurred related to the shutdown of the films plants in Tacoma, Washington, Carbondale, Pennsylvania and Manchester, Iowa;

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

•

A second-quarter charge of $3,936 ($2,530 after taxes) for severance for 47 people and other employee-related costs in connection with restructurings in Film Products ($1,600 before taxes), corporate headquarters ($1,181 before taxes and included in “Corporate expenses, net” in the operating profit by segment table in Note 3) and AFBS ($1,155 before taxes);

•

A second-quarter charge of $956 ($612 after taxes) for asset impairments in the films business, including charges of $312 ($200 after taxes) related to accelerated depreciation of assets at the films manufacturing facility in New Bern, North Carolina; and

•	A second-quarter charge of $388 ($248 after taxes) related to an early retirement program for 10 people in

Aluminum Extrusions.

          The loss from unusual items in 2003 of $1,067 ($694 after taxes) relates to a first-quarter charge to adjust depreciation and amortization at AFBS based on Tredegar's decision to suspend divestiture efforts. Results for 2003 also included a fourth-quarter gain of $1,385 ($886 after taxes) on the sale of land at the facility in Richmond Hill, Ontario (total proceeds of approximately $1,800), and gains totaling $5,155 ($3,325 after taxes) on the sale of corporate assets. The gains from the sale of corporate assets included:

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

          We are involved in various stages of investigation and remediation relating to environmental matters at certain current and former plant locations. Where we have determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As we continue efforts to maintain compliance with applicable environmental laws and regulations, additional contingencies may be identified. If additional contingencies are identified, our practice is to determine the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. We do not believe that additional costs that could arise from those activities will have a material adverse effect on our financial position. However, those costs could have a material adverse effect on quarterly or annual operating results at that time.

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

          The operating results associated with venture capital investment activities have been reported as discontinued operations. A summary of venture capital investment activities through disposal in 2003 is provided below:

(In Thousands)	2003

Carrying value of venture capital investments, beginning of period	$93,765
Venture capital investment activity for period:
(pre-tax amounts):
New investments	2,807
Proceeds from the sale of investments, including broker receivables at end of period	(21,504)
Realized gains	—
Realized losses, write-offs and write-downs	(70,256)
(Decrease) increase in unrealized gain on available-for-sale securities	(917)
Carrying value of public securities retained by Tredegar Investments*	(3,895)

Carrying value of venture capital investments, end of period	$—

Summary of amounts reported as discontinued operations in the consolidated statements of income:
Pretax gains (losses), net	$(70,256)
Operating expenses (primarily management fee expenses)	(599)

Loss before income taxes	(70,855)
Income tax benefits	24,286

Loss from venture capital investment activities	$(46,569)

*

At December 31, 2003, Tredegar Investments held 596,492 shares of Vascular Solutions, Inc. (NASDAQ: VASC) and 265,955 shares of Illumina, Inc. (NASDAQ: ILMN). These securities, which were related to Tredegar Investments' earlier venture capital investment activities, were sold in 2004 for $7,182, including gains recognized of $6,134 ($3,987 after taxes).

          Loss from venture capital investment activities in 2003 of $70,855 ($46,569 after taxes) includes a loss on the sale of $70,256 ($46,269 after taxes). Discontinued operations in 2004 include an after-tax gain associated with venture capital investment activities of $2,921 primarily related to the reversal of business and occupancy tax contingency accruals upon favorable resolution.

          On July 2, 2002, the operations at Molecumetics, a healthcare-related biotech company, ceased. The operating results of Molecumetics have been reported as discontinued operations. Discontinued operations include a gain of $1,393 ($891 after taxes) in 2003 on the sale of intellectual property of Molecumetics.

          Cash flows for discontinued operations have not been separately disclosed in the accompanying statement of cash flows.

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2005

Sales	$232,757	$243,724	$240,716	$239,772	$956,969
Gross profit	28,462	33,245	32,518	27,432	121,657
Income from continuing operations	5,550	2,132	7,657	890	16,229
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss)	5,550	2,132	7,657	890	16,229
Earnings (loss) per share:
Basic:
Continuing operations	.14	.05	.20	.02	.42
Discontinued operations	—	—	—	—	—

Net income (loss)	.14	.05	.20	.02	.42
Diluted:
Continuing operations	.14	.05	.20	.02	.42
Discontinued operations	—	—	—	—	—

Net income (loss)	.14	.05	.20	.02	.42
Shares used to compute earnings (loss) per share:
Basic	38,440	38,453	38,465	38,527	38,471
Diluted	38,636	38,592	38,565	38,594	38,597

2004

Sales	$195,919	$216,053	$222,515	$226,678	$861,165
Gross profit	27,348	33,102	31,669	29,528	121,647
Income from continuing operations	2,429	5,179	15,292	3,360	26,260
Income (loss) from discontinued operations	—	—	—	2,921	2,921

Net income (loss)	2,429	5,179	15,292	6,281	29,181
Earnings (loss) per share:
Basic:
Continuing operations	.06	.14	.40	.09	.69
Discontinued operations	—	—	—	.08	.08

Net income (loss)	.06	.14	.40	.17	.77
Diluted:
Continuing operations	.06	.14	.40	.09	.68
Discontinued operations	—	—	—	.07	.08

Net income (loss)	.06	.14	.40	.16	.76
Shares used to compute earnings (loss) per share:
Basic	38,229	38,235	38,317	38,398	38,295
Diluted	38,435	38,427	38,519	38,655	38,507

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 1, 2006	By	/s/ John D. Gottwald

John D. Gottwald
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2006.

Signature	Title

/s/ John D. Gottwald	President, Chief Executive Officer and Director
(Principal Executive Officer)
(John D. Gottwald)

/s/ D. Andrew Edwards	Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
(D. Andrew Edwards)

/s/ Richard L. Morrill	Chairman of the Board of Directors

(Richard L. Morrill)

/s/ William M. Gottwald	Vice Chairman of the Board of Directors

(William M. Gottwald)

/s/ N. A. Scher	Vice Chairman of the Board of Directors

(Norman A. Scher)

/s/ Horst R. Adam	Director

(Horst R. Adam)

/s/ Austin Brockenbrough, III	Director

(Austin Brockenbrough, III)

/s/ Donald T. Cowles	Director

(Donald T. Cowles)

/s/ Thomas G. Slater, Jr.	Director

(Thomas G. Slater, Jr.)

/s/ R. Gregory Williams	Director

(R. Gregory Williams)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended By-laws of Tredegar (filed as Exhibit 3.01 to Tredegar’s Current Report on Form 8-K, filed January 17, 2006, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

4.2

Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

4.2.1

Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank (filed as Exhibit 4.2.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

4.3

Credit Agreement among Tredegar Corporation, as borrower, the domestic subsidiaries of Tredegar that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., KeyBank National Association, and JPMorgan Chase Bank, N.A., as documentation agents, dated as of December 15, 2005 (filed as Exhibit 10.16 to Tredegar’s Current Report on Form 8-K, filed December 20, 2005, and incorporated herein by reference)

10.1

Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.2

Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3

Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4

Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.5	Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.6	Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.6 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1	Amendment to the Tredegar 1992 Omnibus Incentive Plan (filed as Exhibit 10.6.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.7

Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.7.1

Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.8

Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.8.1

Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K, filed on December 30, 2004, and incorporated herein by reference)

*10.9

Tredegar Industries, Inc. Amended and Restated Incentive Plan (previously included as Exhibit 99.2 to the Form S-8 Registration Statement No. 333-88177, filed on September 30, 1999, and refiled herewith)

*10.10	Tredegar Industries, Inc. Directors’ Stock Plan (filed as Exhibit 10.11 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.11

Tredegar Corporation’s 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the Form S-8 Registration Statement No. 333-115423, filed on May 12, 2004 (incorporating from the Annex to Tredegar Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2004 (No. 1-10258) and incorporated herein by reference)

*10.12

Leave of Absence, Separation and Non-Competition Agreement, dated May 16, 2005, between Tredegar Film Products Corporation and Thomas G. Cochran (filed as Exhibit 10.16 to Tredegar’s Current Report on Form 8-K, filed May 18, 2005, and incorporated herein by reference)

*10.13

Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

10.14

Intellectual Property Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

10.15

Unit Purchase Agreement, by and between Old Therics, New Therics and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

10.16

Payment Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

*10.17	Form of Stock Award Agreement (filed as Exhibit 10.21 to Tredegar’s Current Report on Form 8-K, filed September 1, 2005, and incorporated herein by reference)

*10.18

Summary of Compensation for the President and Chief Executive Officer and each of the Named Executive Officers for Fiscal 2006 (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K, filed on February 22, 2006, and incorporated herein by reference)

*10.19	Description of Cash Incentive Plans for fiscal 2006 (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K, filed on February 22, 2006, and incorporated herein by reference)

*10.20	Summary of Director Compensation for Fiscal 2006

21	Subsidiaries of Tredegar

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

* Denotes compensatory plans or arrangements or management contracts.