Form 10-Q
period 2006-03-31
TREDEGAR CORP
filed 2006-05-05
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          The number of shares of Common Stock, no par value, outstanding as of April 26, 2006: 38,793,138.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2006	Dec. 31, 2005

Assets
Current assets:
Cash and cash equivalents	$30,138	$23,434
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $4,963 in 2006 and $5,423 in 2005	152,380	119,330
Income taxes recoverable	7,447	7,163
Inventories	60,514	62,438
Deferred income taxes	10,830	7,778
Prepaid expenses and other	3,753	4,224

Total current assets	265,062	224,367

Property, plant and equipment, at cost	645,604	632,717
Less accumulated depreciation	320,520	309,841

Net property, plant and equipment	325,084	322,876

Other assets and deferred charges	96,400	96,527
Goodwill and other intangibles	138,065	137,988

Total assets	$824,611	$781,758

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,311	$61,731
Accrued expenses	37,983	36,031
Current portion of long-term debt	3,795	—

Total current liabilities	125,089	97,762
Long-term debt	112,607	113,050
Deferred income taxes	82,228	74,287
Other noncurrent liabilities	11,135	11,297

Total liabilities	331,059	296,396

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	110,503	110,706
Common stock held in trust for savings restoration plan	(1,286)	(1,284)
Unearned compensation on restricted stock	—	(966)
Unrealized gain on available-for-sale securities	—	23
Foreign currency translation adjustment	14,804	14,114
Gain on derivative financial instruments	873	776
Minimum pension liability	(2,434)	(2,434)
Retained earnings	371,092	364,427

Total shareholders’ equity	493,552	485,362

Total liabilities and shareholders’ equity	$824,611	$781,758

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31

	2006	2005

Revenues and other items:
Sales	$267,964	$232,757
Other income (expense), net	12	2,560

	267,976	235,317

Costs and expenses:
Cost of goods sold	226,638	198,352
Freight	6,474	5,943
Selling, general and administrative	16,252	17,064
Research and development	1,849	2,800
Amortization of intangibles	37	106
Interest expense	1,432	963
Asset impairments and costs associated with exit and disposal activities	1,692	867

Total	254,374	226,095

Income before income taxes	13,602	9,222
Income taxes	5,387	3,672

Net income	$8,215	$5,550

Earnings per share:
Basic	$.21	$.14
Diluted	.21	.14

Shares used to compute earnings per share:
Basic	38,602	38,440
Diluted	38,664	38,636

Dividends per share	$.04	$.04

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2006	2005

Cash flows from operating activities:
Net income	$8,215	$5,550
Adjustments for noncash items:
Depreciation	10,713	9,185
Amortization of intangibles	37	106
Deferred income taxes	4,478	1,730
Accrued pension and postretirement benefits	828	(618)
Gain on sale of assets	(56)	(1,815)
Loss on asset impairments and divestitures	1,150	100
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(32,633)	(9,044)
Inventories	2,226	1,028
Income taxes recoverable	(284)	—
Prepaid expenses and other	482	358
Accounts payable	21,265	(1,947)
Accrued expenses and income taxes payable	1,714	(2,030)
Other, net	(681)	1,882

Net cash provided by operating activities	17,454	4,485

Cash flows from investing activities:
Capital expenditures	(13,074)	(17,952)
Proceeds from the sale of assets and property disposals	56	2,120
Other, net	(158)	222

Net cash used in investing activities	(13,176)	(15,610)

Cash flows from financing activities:
Dividends paid	(1,552)	(1,553)
Debt principal payments	(648)	(10,035)
Borrowings	4,000	24,500
Book overdrafts	—	1,448
Proceeds from exercise of stock options	461	192

Net cash provided by financing activities	2,261	14,552

Effect of exchange rate changes on cash	165	(849)

Increase in cash and cash equivalents	6,704	2,578
Cash and cash equivalents at beginning of period	23,434	22,994

Cash and cash equivalents at end of period	$30,138	$25,572

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compen- sation	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability	Total Share- holders’ Equity

Balance December 31, 2005	$110,706	$364,427	$(1,284)	$(966)	$23	$14,114	$776	$(2,434)	$485,362

Comprehensive income:
Net income	—	8,215	—	—	—	—	—	—	8,215
Other comprehensive income (loss):
Available-for-sale securities adjustment (net of tax of $13)	—	—	—	—	(23)	—	—	—	(23)
Foreign currency translation adjustment (net of tax of $395)	—	—	—	—	—	690	—	—	690
Derivative financial instruments adjustment (net of tax of $108)	—	—	—	—	—	—	97	—	97
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	—

Comprehensive income									8,979
Cash dividends declared ($.04 per share)	—	(1,552)	—	—	—	—	—	—	(1,552)
Elimination of unearned restricted stock compensation	(966)	—	—	966	—	—	—	—	—
Reclassification of share-based award classified as a liability	(46)	—	—	—	—	—	—	—	(46)
Stock options and restricted stock awards	299	—	—	—	—	—	—	—	299
Issued upon exercise of stock options and stock compensation plans (including related income tax benefits of $71)	510	2	(2)	—	—	—	—	—	510

Balance March 31, 2006	$110,503	$371,092	$(1,286)	$—	$—	$14,804	$873	$(2,434)	$493,552

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2006, the consolidated results of operations for the three months ended March 31, 2006 and 2005, and the consolidated cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the first quarter of 2006 shown in the segment operating profit table in Note 8 include:

•

A pretax charge of $404,000 related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $130,000 and severance (56 people) and other costs of $274,000;

	•	Pretax charges of $1 million for asset impairments relating to machinery and equipment in Film Products; and

	•	Pretax charges of $268,000 for severance and other employee-related costs in connection with restructurings in Film Products ($159,000) and Aluminum Extrusions ($109,000).

Plant shutdowns, asset impairments and restructurings in the first quarter of 2005 shown in the segment operating profit table in Note 8 include:

•

A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $198,000;

•

A pretax charge of $1 million for process reengineering costs associated with the implementation of a new information system in Film Products (included in “Cost of goods sold” in the consolidated statements of income);

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

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the three months ended March 31, 2006 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2005	$1,485	$—	$—	$5,487	$6,972
Changes in first quarter of 2006:
Charges	560	1,150	—	—	1,710
Cash spent	(665)	—	—	(274)	(939)
Charged against assets	—	(1,150)	—	—	(1,150)

Balance at March 31, 2006	$1,380	$—	$—	$5,213	$6,593

(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

          In the first quarter of 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8. In the first quarter of 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended March 31

(In Thousands)	2006	2005

Net income	$8,215	$5,550
Other comprehensive income (loss), net of tax:
Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	(2)	28
Reclassification adjustment for net gains realized in income	(21)	—

Available-for-sale securities adjustment	(23)	28

Foreign currency translation adjustment	690	(2,937)
Derivative financial instrument adjustment	97	(165)
Minimum pension liability adjustment	—	191

Comprehensive income	$8,979	$2,667

4.	The components of inventories are as follows:

	March 31,	Dec. 31,
(In Thousands)	2006	2005

Finished goods	$12,918	$12,838
Work-in-process	4,123	3,685
Raw materials	29,786	33,043
Stores, supplies and other	13,687	12,872

Total	$60,514	$62,438

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31

(In Thousands)	2006	2005

Weighted average shares outstanding used to compute basic earnings per share	38,602	38,440
Incremental shares attributable to stock options and restricted stock	62	196

Shares used to compute diluted earnings per share	38,664	38,636

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2006 and 2005, 1,395,991 and 1,833,638, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.

Effective January 1, 2006, Tredegar adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires us to record compensation expense for all share-based awards. We previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Because we used the modified prospective method in adopting SFAS 123(R), prior periods have not been restated. In addition, the cumulative adjustment (estimated forfeitures) relating to the adoption of SFAS 123(R) in the first quarter of 2006 of $96,000 has not been separately shown in the income statement due to immateriality.

          Our stock-based compensation is comprised of restricted and phantom stock awards (which we have historically recognized as compensation expense under APB Opinion No. 25) and stock option grants (which we have not historically recognized as compensation expense but provided pro forma compensation expense disclosures under SFAS 123). Compensation expense related to restricted and phantom stock awards included in determining net income was $91,000 in the first quarter of 2006 and $83,000 in the first quarter of 2005. Stock option-based compensation expense included in determining net income was $211,000 ($186,000 after taxes or less than one cent per share) in the first quarter of 2006. Pro forma stock option-based compensation expense included in determining pro forma net income was $286,000 ($271,000 after taxes or less than one cent per share) in the first quarter of 2005. We expect to recognize stock option-based compensation expenses under the new standard of approximately $1.1 million in 2006 (2 cents per share after taxes).

          We granted stock options with a two-year vesting period and a seven-year term in the first quarter of 2006. The assumptions used to determine the estimated fair value of options granted under the Black-Scholes options pricing model, the number of stock options granted, and the estimated fair value of options granted are as follows:

Assumptions Used in Determining Compensation Expense for Stock Options Granted in 2006 & Other Data

Dividend yield	1.1%	Stock options granted (number of shares):
Expected volatility percentage	38.2%-39.1%	Officers	97,500
Weighted-average volatility	38.4%	Management	320,800
Weighted average risk-free interest rate	4.7%	Other employees	—

Expected holding period (years):		Total	418,300
Officers	6.0
Management	5.0	Estimated weighted average fair value of options per share at date of grant:
Other employees	n/a	Officers	$6.22
Expected annual forfeiture rate:		Management	5.62
Officers	2.0%	Other employees	—
Management	5.0%
Weighted average exercise prices at date of grant (market price at date of grant of $15.11):
Officers	$ 15.11
Management	$ 15.14	Total estimated fair value of stock options granted (in thousands)	$2,411

          The dividend yield is the dividend yield on our common stock at the date of grant, which we believe is a reasonable estimate of the expected yield during the holding period. We calculate expected volatility based on the historical volatility of our common stock using a sequential period of historical data equal to the expected holding period of the option. We have no reason to believe that future volatility is likely to differ from the past. The assumed risk-free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period. The expected holding period and forfeiture assumptions are based on historical experience.

A summary of our stock options outstanding at March 31, 2006 and December 31, 2005 and changes during the three months and year ended, respectively, is presented below:

		Option Excercise Price/Share

	Number of Options	Range			Wgted. Ave.

Outstanding at 12/31/04	2,661,990	$4.17	to	$46.63	$22.01
Granted	—	n/a	to	n/a	n/a
Forfeited and Expired	(274,575)	13.95	to	46.63	21.90
Exercised	(137,075)	4.17	to	16.55	7.51

Outstanding at 12/31/05	2,250,340	7.38	to	46.63	22.90
Granted	418,300	15.11	to	15.71	15.13
Forfeited and Expired	(603,150)	7.38	to	46.63	35.08
Exercised	(64,060)	7.38	to	13.95	8.82

Outstanding at 3/31/06	2,001,430	$13.95	to	$29.94	$18.06

          The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at March 31, 2006:

				Options Outstanding at March 31, 2006			Options Exercisable at March 31, 2006

				Weighted Average		Aggregate Intrinsic Value (In Thousands)		Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)

Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price

							Shares

$13.95	to	$17.88	969,275	4.8	$15.18	$882	543,475	$15.23	$545
17.89	to	19.75	706,900	1.9	19.22	—	706,900	19.22	—
19.76	to	25.65	244,600	0.8	22.22	—	244,600	22.22	—
25.66	to	29.94	80,655	2.3	29.85	—	80,655	29.85	—

$13.95	to	$29.94	2,001,430	3.2	$18.06	$882	1,575,630	$18.85	$545

Non-vested Restricted Stock	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.

Outstanding at 12/31/05	109,000	$13.88
Granted	—	—
Vested	(14,000)	13.95
Forfeited	—	—

Outstanding at 3/31/06	95,000	$13.87

          The total intrinsic value of stock options exercised during the first quarter of 2006 was $387,000. The grant-date fair value of stock option-based awards vested during the first quarter of 2006 was $1.3 million. As of March 31, 2006, there was $2.2 million and $626,000 of unrecognized compensation cost related to stock option-based awards and non-vested restricted stock, respectively. This cost is expected to be recognized over the remaining weighted average period of two years for stock option-based awards and three years for non-vested restricted stock. Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended March 31		Other Post-Retirement Benefits for 3 Months Ended March 31

(In Thousands)	2006	2005	2006	2005

Service cost	$(1,396)	$(1,524)	$(22)	$(29)
Interest cost	(3,257)	(3,145)	(135)	(145)
Employee contributions	—	—	—	—
Other	(21)	96	—	—
Expected return on plan assets	5,238	5,512	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,239)	(146)	4	(1)

Net periodic benefit income (cost)	$(675)	$793	$(153)	$(175)

          We expect required contributions to our pension plans to be about $800,000 for the year ending December 31, 2006. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $645,000 and $525,000 for the years ended December 31, 2005 and 2004, respectively.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2006	2005

Net Sales
Film Products	$126,331	$116,711
Aluminum Extrusions	135,159	109,966
AFBS (formerly Therics)	—	137

Total net sales	261,490	226,814
Add back freight	6,474	5,943

Sales as shown in the Consolidated Statements of Income	$267,964	$232,757

Operating Profit
Film Products:
Ongoing operations	$15,577	$11,578
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets	(1,583)	369

Aluminum Extrusions:
Ongoing operations	4,866	2,997
Plant shutdowns, asset impairments and restructurings	(109)	(638)

AFBS (formerly Therics):
Ongoing operations	—	(1,823)
Loss on investment in Therics, LLC	(25)	—

Total	18,726	12,483
Interest income	222	98
Interest expense	1,432	963
Gain on sale of corporate assets	56	—
Stock option-based compensation costs	211	—
Corporate expenses, net	3,759	2,396

Income before income taxes	13,602	9,222
Income taxes	5,387	3,672

Net income	$8,215	$5,550

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

          Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believe,” “hope,” “expect,” “are likely,” “project” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 24-26 and are incorporated herein.

Executive Summary

          First-quarter 2006 net income was $8.2 million (21 cents per share) compared with $5.6 million (14 cents per share) in the first quarter of 2005. Gains on the sale of assets and other items and losses related to plant shutdowns, assets impairments and restructurings are described in Note 2 on page 6. The business segment review begins on page 16.

          First-quarter operating profit from ongoing operations in Film Products rose 34% to $15.6 million from $11.6 million in the first quarter of 2005. The increase in operating profit over last year’s first quarter was primarily due to continued growth in the sale of surface protection films, elastic materials and new apertured topsheets. Profits also benefited from an increase in selling prices to cover higher resin costs incurred during the fourth quarter of 2005. Operating profit from ongoing operations in Film Products was $8.2 million in the fourth quarter of 2005, and was adversely affected by record-level, hurricane-related increases in resin prices.

          Film Products has index-based pass-through raw material agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Average quarterly prices of low-density polyethylene resin in the U.S. decreased 8 cents per pound in the first quarter of 2006 after increasing 21 cents per pound or 32% in the fourth quarter of 2005 (see the chart on page 20). Since 2002, U.S. low-density polyethylene resin prices have more than doubled. Resin prices in Europe, Asia and South America have also increased significantly during that time.

          We estimate that the lag in the pass-through to customers of changes in resin prices had a positive impact on first-quarter 2006 results of $2 million compared with a negative impact on fourth-quarter 2005 results of $5.5 million (net of the favorable effect of a decline in inventories accounted for under the last-in first-out method). There was no significant resin pass-through lag in the first quarter of 2005.

          We expect customer inventory adjustments to have a negative impact on sales and profits in Film Products in the second quarter of 2006.

          Film Products continues to expand capacity to support growth in new products. Capital expenditures were $11.4 million in the first quarter of 2006 and are expected to be $45 million for the year. Approximately half of capital expenditures in 2006 relates to expanding the production capacity for surface protection films. Other planned capital expenditures include capacity additions for elastic materials and a new information system, which is currently being rolled out in U.S locations. Depreciation expense was $7.7 million in the first quarter of 2006 compared with $6.1 million in the first quarter of last year, and is projected to increase by $5 million to $31 million for the year.

          First-quarter operating profit from ongoing operations in Aluminum Extrusions increased to $4.9 million, up 63% from $3.0 million in the first quarter of 2005. The increase in operating profit was mainly due to higher volume, which was up 9.1% to 63.7 million pounds versus 58.4 million pounds in the first quarter of 2005. Growth in shipments continued to be driven by demand for extrusions used in commercial construction and hurricane protection products. Bookings remain solid. Higher selling prices helped to offset the negative impact of higher energy costs of $1.7 million (primarily natural gas) and appreciation of the Canadian Dollar of $300,000. Aluminum Extrusions has hedges in place for a portion of its anticipated natural gas needs through the end of the year.

          First-quarter capital expenditures in Aluminum Extrusions were $1.7 million and are expected to be approximately $10 million for the year.

          Net pension expense was $675,000 in the first quarter of 2006, an increase of $1.5 million (2 cents per share after taxes) from the net pension income of $793,000 recognized in the first quarter of 2005. We expect net pension expense of $2.8 million in 2006, an unfavorable change of $5.4 million (9 cents per share after taxes) versus 2005. Most of this increase in pension expense relates to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table on page 16. We expect required contributions to our pension plans to be about $800,000 for the year ending December 31, 2006.

          During the first quarter of 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires all stock-based compensation to be expensed and accounted for using a fair value-based method. The adoption of SFAS No. 123(R) and the granting of stock options on March 7, 2006 resulted in a first-quarter 2006 pretax charge of $211,000. The company expects to recognize stock option-based compensation costs under the new standard of approximately $1.1 million in 2006 (2 cents per share after taxes).

          Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 17.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies. See Note 2 on page 6 for losses related to plant shutdowns, assets impairments and restructurings occurring during 2006 and the comparable period in 2005.

Results of Operations

First Quarter 2006 Compared with First Quarter 2005

          Overall, sales in the first quarter of 2006 increased by 15.1% compared with 2005. Net sales (sales less freight) increased 8.2% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by higher raw material costs. Net sales increased 22.9% in Aluminum Extrusions due to higher volume (up 9.1%) and selling prices. For more information on net sales and volume, see the business segment review beginning on page 16.

          Gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 13.0% in the first quarter of 2006 from 12.2% in 2005. At Film Products, an overall higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials. Margins also benefited from an increase in selling prices to cover higher resin costs incurred in the fourth quarter of 2005. At Aluminum Extrusions, gross profit increased but the gross profit margin percentage declined primarily due to higher selling prices to cover higher aluminum and higher energy costs.

          As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.1% in the first quarter of 2006 compared with 7.3% in 2005 due primarily to higher sales and the divestiture of substantially all of our interest in AFBS, Inc. (formerly known as Therics, Inc.) at the end of the second quarter of 2005.

          R&D expenses declined to $1.8 million in the first quarter of 2006 from $2.8 million in 2005 primarily due to the divestiture of substantially all of our interest in AFBS.

          Plant shutdowns, asset impairments and restructurings in the first quarter of 2006 shown in the segment operating profit table on page 16 include:

•

A pretax charge of $404,000 related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $130,000 and severance (56 people) and other costs of $274,000;

•	Pretax charges of $1 million for asset impairments relating to machinery & equipment in Film Products; and

•	Pretax charges of $268,000 for severance and other employee-related costs in connection with restructurings in Film Products ($159,000) and Aluminum Extrusions ($109,000).

          Plant shutdowns, asset impairments and restructurings in the first quarter of 2005 shown in the segment operating profit table on page 16 include:

•

A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $198,000;

•

A pretax charge of $1 million for process reengineering costs associated with the implementation of a new information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

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

          In the first quarter of 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 16. In the first quarter of 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table on page 16. For more information on costs and expenses, see the business segment review beginning on page 16.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $222,000 in the first quarter of 2006 and $98,000 in 2005. Interest expense increased to $1.4 million in the first quarter of 2006 compared with $963,000 in 2005. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31

(In Millions)	2006	2005

Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$109.6	$106.6
Average interest rate	5.4%	3.8%
Fixed-rate and other debt:
Average outstanding debt balance	$5.7	$5.9
Average interest rate	6.7%	5.1%

Total debt:
Average outstanding debt balance	$115.3	$112.5
Average interest rate	5.5%	3.9%

          The effective tax rate was 39.6% in the first quarter of 2006 versus 39.8% in 2005.

Business Segment Review

          The following tables present Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2006 and 2005:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2006	2005

Net Sales
Film Products	$126,331	$116,711
Aluminum Extrusions	135,159	109,966
AFBS (formerly Therics)	—	137

Total net sales	261,490	226,814
Add back freight	6,474	5,943

Sales as shown in the Consolidated Statements of Income	$267,964	$232,757

Operating Profit
Film Products:
Ongoing operations	$15,577	$11,578
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets	(1,583)	369

Aluminum Extrusions:
Ongoing operations	4,866	2,997
Plant shutdowns, asset impairments and restructurings	(109)	(638)

AFBS (formerly Therics):
Ongoing operations	—	(1,823)
Loss on investment in Therics, LLC	(25)	—

Total	18,726	12,483
Interest income	222	98
Interest expense	1,432	963
Gain on sale of corporate assets	56	—
Stock option-based compensation costs	211	—
Corporate expenses, net	3,759	2,396

Income before income taxes	13,602	9,222
Income taxes	5,387	3,672

Net income	$8,215	$5,550

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

          Net sales in Film Products increased 8.2% in the first quarter of 2006 compared with the first quarter of 2005 primarily due to growth in the sale of higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by higher raw material costs. Volume was 64.5 million pounds in the first quarter of 2006 compared with 67.4 million pounds in 2005. Volume declines were mainly due to competitive pressures on certain mature products used in baby diapers and adult incontinence products. See the executive summary on page 12 for discussion of operating profit and planned capital expenditures.

Aluminum Extrusions

          First-quarter 2006 net sales in Aluminum Extrusions were up 22.9% due to higher volume (up 9.1%) and selling prices. Volume was 63.7 million pounds in the first quarter of 2006 compared with 58.4 million pounds in 2005. Growth in shipments continued to be driven by demand for extrusions used in commercial construction and hurricane protection products. See the executive summary on page 12 for discussion of operating profit and planned capital expenditures.

AFBS

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

Liquidity and Capital Resources

          Changes in operating assets and liabilities from December 31, 2005 to March 31, 2006 are summarized below:

•	Accounts receivable increased significantly by $33.1 million (28%).

–

Accounts receivable in Film Products increased by $12.4 million due to higher sales. Days sales outstanding (“DSO”) was 51 at March 31, 2006, consistent with historical levels (DSO at December 31, 2005 was low at 45).

	–	Accounts receivable in Aluminum Extrusions increased by $22.5 million due to higher sales. DSO was about 45 at March 31, 2006, consistent with historical levels.

•	Inventories decreased by $1.9 million (3.1%).

	–	Inventory days were 48 in Film Products consistent with December 31, 2005. Inventory days in Aluminum Extrusions dropped to 25 from a historical average of around 30 due to strong sales in March.

•	Net property, plant and equipment were up $2.2 million (less than 1%) due primarily to capital expenditures of $13.1 million compared with depreciation of $10.7 million.

•	Accounts payable increased significantly by $21.6 million (35%) due to higher sales and aluminum costs, and remains in the 30-day range in both business units.

          Cash provided by operating activities was $17.5 million in the first three months of 2006 compared with $4.5 million in 2005. The increase is due primarily to improved operating results and lower incremental working capital investment.

          Cash used in investing activities was $13.2 million in the first three months of 2006 compared with $15.6 million in 2005 due primarily to lower capital expenditures.

          Capital expenditures in the first three months of 2006 primarily included the normal replacement of machinery and equipment and continued expansion of capacity for surface protection films and elastic materials and a new information system in Film Products. Capital expenditures for all of 2006 are expected to be approximately $45 million in Film Products and about $10 million in Aluminum Extrusions.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2006 are as follows:

Net Capitalization and Indebtedness as of March 31, 2006 (In Thousands)

Net capitalization:
Cash and cash equivalents	$30,138
Debt:
$300 million revolving credit agreement maturing December 15, 2010	111,000
Other debt	5,402

Total debt	116,402

Debt net of cash and cash equivalents	86,264
Shareholders’ equity	493,552

Net capitalization	$579,816

Indebtedness as defined in revolving credit agreement:
Total debt	$116,402
Face value of letters of credit	6,259

Indebtedness	$122,661

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $171 million was available to borrow at March 31, 2006. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At March 31, 2006, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 87.5 basis points.

          The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and
Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most
Restrictive Covenants
As of March 31, 2006 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2006:
Net income	$18,894
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	11,688
Interest expense	5,042
Charges related to stock option grants and awards accounted for under the fair value-based method	211
Losses related to the application of the equity method of accounting	170
Depreciation and amortization expense for continuing operations	40,248
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,410)	23,326
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(710)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,414)	(2,414)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	1,458

Adjusted EBITDA as defined in revolving credit agreement	97,913
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(40,062)

Adjusted EBIT as defined in revolving credit agreement	$57,851

Shareholders’ equity at March 31, 2006	$493,552
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.25	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	11.47	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$104,553
Minimum adjusted shareholders’ equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$356,471
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

          We believe that as of March 31, 2006, we were, and currently we are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

          We believe that the borrowing availability under our revolving credit agreement, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 17 regarding the revolving credit agreement and interest rate exposures.

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

Quarterly Average U.S. Large Buyer Price for Low Density Polyethylene Resin

(Cents Per Pound)

45

48

46

43

45

46

38

35

34

41

44

43

49

52

51

54

55

56

61

71

67

69

63

66

79

87

          Resin prices in Europe, Asia and South America have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the prices of oil, ethylene and natural gas. To address fluctuating resin prices, we have indexed pass-through or cost-sharing agreements covering about 65% of our sales, but many have a 90-day lag. Most new customer contracts contain resin pass-through arrangements.

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

Quarterly Average Price of Aluminum

(U.S. Midwest Spot Price - Cents Per Pound)

79

72

76

73

75

72

67

64

66

66

64

66

68

67

70

73

80

83

91

94

88

87

99

115

85

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of March 31, 2006, the Company had fixed prices through its natural gas suppliers for a portion of its usage through the end of the year. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Source:  Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

Quarterly Average Price of Natural Gas

(NYMEX Settlement Prices - $ Per mmBtu)

2.52

3.47

4.27

5.29

7.08

4.67

2.88

2.45

2.32

3.40

3.18

3.98

6.59

5.40

4.97

4.58

5.69

5.99

5.76

6.27

6.73

12.97

8.49

8.98

7.11

          We sell to customers in foreign markets through our foreign operations and through exports from our U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first three months of 2006 and 2005 are as follows:

Percentage of Net Sales from Manufacturing
Operations Related to Foreign Markets*

	Three Months Ended March 31

	2006		2005

	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations

Canada	4%	15%	4%	14%
Europe	1	12	1	14
Latin America	—	2	1	2
Asia	5	3	5	3

Total	10%	32%	11%	33%

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

          The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit of about $300,000 in the first quarter of 2006 compared with 2005. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the depreciation of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a negative impact on operating profit of about $300,000 in the first quarter of 2006 compared with 2005.

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

Quarterly Average Exchange Rates of Euro, Hungarian Forint and Canadian

Dollar Relative to the U.S. Dollar

0.40

0.60

0.80

1.00

1.20

1.40

0.0020

0.0025

0.0030

0.0035

0.0040

0.0045

0.0050

0.0055

0.0060

Quarterly Average of U.S. Dollar Equivalent of 1 Euro (Left Axis)

Quarterly Average of U.S. Dollar Equivalent of 1 Canadian Dollar (Left Axis)

Quarterly Average of U.S. Dollar Equivalent of 1 Hungarian Forint (Right Axis)

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

          There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that during the first quarter of 2006, we installed a new information system in Film Products at several U.S. locations and expect to complete installation at Film Products’ remaining U.S. locations by the end of 2006.

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

          Pursuant to a Consent Agreement and Final Order (“CAFO”) that is expected to become effective during the second quarter of 2006, Aluminum Extrusions agreed to (i) pay a civil penalty of $30,422 and (ii) undertake a supplemental environmental project (“SEP”) in an amount of at least $208,170 (“Minimum SEP Expenditure”). The CAFO requires that the SEP be fully implemented within one year of the CAFO’s effective date. Management believes that the SEP will be completed in a satisfactory and timely manner and that actual SEP expenditures will exceed the Minimum SEP Expenditure. If, however, Aluminum Extrusions fails to complete the SEP satisfactorily or fails to spend at least the Minimum SEP Expenditure, Aluminum Extrusions could be responsible under the CAFO for additional penalties of up to $91,000.

Item 1A. Risk Factors.

          There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors include, but are not limited to, the following:

General

•

Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends) natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices have risen significantly, and may continue to do so in the future. Tredegar attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

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

Film Products

•

Film Products is highly dependent on sales associated with one customer, The Procter & Gamble Company (“P&G”). P&G comprised approximately 25% of Tredegar’s net sales in 2005, 27% in 2004 and 29% in 2003. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes and (iii) delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

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

•

Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. Although we are not currently involved in any patent litigation, an unfavorable outcome of any such action could have a significant adverse impact on Film Products.

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

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibit Nos.

31.1

Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Tredegar Corporation
(Registrant)

Date: May 5, 2006	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)