Form 10-Q
period 2006-06-30
TREDEGAR CORP
filed 2006-08-04
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

                The number of shares of Common Stock, no par value, outstanding as of July 26, 2006: 38,791,497.

PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

Tredegar Corporation Consolidated Balance Sheets (In Thousands) (Unaudited)

	June 30, 2006	Dec. 31, 2005

Assets
Current assets:
Cash and cash equivalents	$25,425	$23,434
Accounts and notes receivable, net of allowance for doubtful
accounts and sales returns of $5,435 in 2006 and $5,423 in 2005	157,042	119,330
Income taxes recoverable	8,508	7,163
Inventories	61,373	62,438
Deferred income taxes	7,281	7,778
Prepaid expenses and other	2,001	4,224

Total current assets	261,630	224,367

Property, plant and equipment, at cost	662,211	632,717
Less accumulated depreciation	332,448	309,841

Net property, plant and equipment	329,763	322,876

Other assets and deferred charges	96,861	96,527
Goodwill and other intangibles	138,920	137,988

Total assets	$827,174	$781,758

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$93,154	$61,731
Accrued expenses	39,815	36,031
Current portion of long-term debt	3,131	—

Total current liabilities	136,100	97,762
Long-term debt	91,030	113,050
Deferred income taxes	84,896	74,287
Other noncurrent liabilities	11,254	11,297

Total liabilities	323,280	296,396

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	111,042	110,706
Common stock held in trust for savings
restoration plan	(1,289)	(1,284)
Unearned compensation on restricted stock	—	(966)
Unrealized gain on available-for-sale securities	—	23
Foreign currency translation adjustment	18,681	14,114
(Loss) gain on derivative financial instruments	(899)	776
Minimum pension liability	(2,434)	(2,434)
Retained earnings	378,793	364,427

Total shareholders’ equity	503,894	485,362

Total liabilities and shareholders’ equity	$827,174	$781,758

See accompanying notes to financial statements.
2

Tredegar Corporation Consolidated Statements of Income (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Revenues and other items:
Sales	$282,491	$243,724	$550,455	$476,481
Other income (expense), net	248	938	260	3,498

	282,739	244,662	550,715	479,979

Costs and expenses:
Cost of goods sold	239,691	204,077	466,329	402,429
Freight	7,250	6,402	13,724	12,345
Selling, general and administrative	16,183	16,390	32,435	33,454
Research and development	2,249	2,566	4,098	5,366
Amortization of intangibles	38	106	75	212
Interest expense	1,468	1,093	2,900	2,056
Asset impairments and costs associated with exit and
disposal activities	1,026	10,491	2,718	11,358

Total	267,905	241,125	522,279	467,220

Income before income taxes	14,834	3,537	28,436	12,759
Income taxes	5,584	1,405	10,971	5,077

Net income	$9,250	$2,132	$17,465	$7,682

Earnings per share:
Basic	$.24	$.05	$.45	$.20
Diluted	.24	.05	.45	.20

Shares used to compute earnings per share:
Basic	38,632	38,453	38,617	38,446
Diluted	38,837	38,592	38,751	38,614

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.
3

Tredegar Corporation Consolidated Statements of Cash Flows (In Thousands) (Unaudited)

	Six Months Ended June 30

	2006	2005

Cash flows from operating activities:
Net income	$17,465	$7,682
Adjustments for noncash items:
Depreciation	21,757	18,453
Amortization of intangibles	75	212
Deferred income taxes	9,708	952
Accrued pension and postretirement benefits	1,683	(1,111)
Gain on sale of assets	(56)	(2,507)
Loss on asset impairments and divestitures	1,150	6,439
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(35,838)	(8,441)
Inventories	2,352	3,459
Income taxes recoverable	(1,345)	—
Prepaid expenses and other	2,248	1,747
Accounts payable	30,119	(1,033)
Accrued expenses and income taxes payable	842	268
Other, net	(1,846)	(2,116)

Net cash provided by operating activities	48,314	24,004

Cash flows from investing activities:
Capital expenditures	(24,903)	(35,483)
Novalux investment	(400)	—
Proceeds from the sale of assets and property disposals	56	3,368
Other, net	(88)	875

Net cash used in investing activities	(25,335)	(31,240)

Cash flows from financing activities:
Dividends paid	(3,104)	(3,095)
Debt principal payments	(22,889)	(29,336)
Borrowings	4,000	39,500
Book overdrafts	—	5,785
Proceeds from exercise of stock options	663	195

Net cash (used in) provided by financing activities	(21,330)	13,049

Effect of exchange rate changes on cash	342	(1,857)

Increase in cash and cash equivalents	1,991	3,956
Cash and cash equivalents at beginning of period	23,434	22,994

Cash and cash equivalents at end of period	$25,425	$26,950

See accompanying notes to financial statements.
4

Tredegar Corporation Consolidated Statement of Shareholders’ Equity (In Thousands, Except Per Share Data) (Unaudited)

					Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compen- sation	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability	Total Share- holders’ Equity

Balance December 31, 2005	$110,706	$364,427	$(1,284)	$(966)	$23	$14,114	$776	$(2,434)	$485,362

Comprehensive income:
Net income	—	17,465	—	—	—	—	—	—	17,465
Other comprehensive income (loss):
Available-for-sale securities adjustment (net of tax of $13)	—	—	—	—	(23)	—	—	—	(23)
Foreign currency translation adjustment (net of tax of $2,458)	—	—	—	—	—	4,567	—	—	4,567
Derivative financial instruments adjustment (net of tax of $998)	—	—	—	—	—	—	(1,675)	—	(1,675)

Comprehensive income									20,334
Cash dividends declared ($.04 per share)	—	(3,104)	—	—	—	—	—	—	(3,104)
Elimination of unearned restricted stock compensation	(966)	—	—	966	—	—	—	—	—
Stock options and restricted stock awards	613	—	—	—	—	—	—	—	613
Issued upon exercise of stock options and stock compensation plans (including related income tax benefits of $94)	689	5	(5)	—	—	—	—	—	689

Balance June 30, 2006	$111,042	$378,793	$(1,289)	$—	$—	$18,681	$(899)	$(2,434)	$503,894

See accompanying notes to financial statements.
5

TREDEGAR CORPORATION NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2006, the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings and related items in the second quarter of 2006 shown in the segment operating profit table in Note 8 include:

•	A net pretax gain of $822,000 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.4 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by severance and other costs of $567,000; and

•	Pretax charges of $459,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($405,000) and Film Products ($54,000).

Plant shutdowns, asset impairments and restructurings and related items in the second quarter of 2005 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	Pretax charges of $500,000 related to severance and other employee-related costs associated with restructurings in Film Products ($227,000) and Aluminum Extrusions ($273,000);

•	A pretax gain of $71,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including the reversal to income of certain severance and employee-related accruals of $474,000, partially offset by other shutdown-related costs of $403,000;

•	A net pretax charge of $250,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $346,000 in pretax charges for employee relocation and recruitment is included in “Selling, R&D and general expenses” in the consolidated statements of income);

•	Pretax charges of $105,000 for accelerated depreciation related to restructurings in Film Products; and

•	A pretax charge of $27,000 related to severance and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina.
6

Plant shutdowns, asset impairments and restructurings and related items in the first six months of 2006 shown in the segment operating profit table in Note 8 include:

•	A net pretax gain of $418,000 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.4 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by severance and other costs of $841,000 and asset impairment charges of $130,000;

•	Pretax charges of $1 million for asset impairments in Film Products; and

•	Pretax charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000).

Plant shutdowns, asset impairments and restructurings and related items in the first six months of 2005 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million;

•	A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a new information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•	Pretax charges of $918,000 related to severance and other employee-related costs associated with restructurings in Film Products ($477,000) and Aluminum Extrusions ($441,000);

•	A pretax charge of $399,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $873,000 of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	A pretax gain of $508,000 for interest receivable on tax refund claims (included in “Corporate expenses, net” in the net sales and operating profit by segment table and “Other income (expense), net” in the consolidated statements of income);

•	A net pretax charge of $130,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $545,000 in pretax charges for employee relocation and recruitment is included in “Selling, R&D and general expenses” in the consolidated statements of income); and

•	Pretax charges of $205,000 for accelerated depreciation related to restructurings in Film Products.
7

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the six months ended June 30, 2006 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2005	$1,485	$—	$—	$5,487	$6,972
Changes in 2006:
Charges	1,371	1,150	—	245	2,766
Cash spent	(2,015)	—	—	(522)	(2,537)
Charged against assets	—	(1,150)	—	—	(1,150)

Balance at June 30, 2006	$841	$—	$—	$5,210	$6,051

(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

In the six months ended June 30, 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8. In the three and six months ended June 30, 2005, a pretax gain on the sale of corporate real estate of $61,000 (proceeds of $151,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8. In the six months ended June 30, 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2006	2005	2006	2005

Net income	$9,250	$2,132	$17,465	$7,682
Other comprehensive income (loss), net of tax:
Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	—	3	(2)	31
Reclassification adjustment for net gains realized in income	—	—	(21)	—

Available-for-sale securities adjustment	—	3	(23)	31

Foreign currency translation adjustment	3,877	(4,179)	4,567	(7,115)
Derivative financial instrument adjustment	(1,772)	(1,191)	(1,675)	(1,356)
Minimum pension liability adjustment	—	—	—	191

Comprehensive income (loss)	$11,355	$(3,235)	$20,334	$(567)

4.	The components of inventories are as follows:

(In Thousands)	June 30 2006	Dec. 31, 2005

Finished goods	$12,354	$12,838
Work-in-process	5,342	3,685
Raw materials	29,571	33,043
Stores, supplies and other	14,106	12,872

Total	$61,373	$62,438

8

5.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2006	2005	2006	2005

Weighted average shares outstanding used to compute basic earnings per share	38,632	38,453	38,617	38,446
Incremental shares attributable to stock options and restricted stock	205	139	134	168

Shares used to compute diluted earnings per share	38,837	38,592	38,751	38,614

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and six months ended June 30, 2006 and three and six months ended June 30, 2005, 1,381,738, 1,388,865, 1,988,055 and 1,910,847, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

Our stock-based compensation is comprised of restricted and phantom stock awards (which we have historically recognized as compensation expense under APB Opinion No. 25) and stock option grants (which we have not historically recognized as compensation expense but provided pro forma compensation expense disclosures under SFAS 123). Compensation expense related to restricted and phantom stock awards included in determining net income during the three and six months ended June 30, 2006 and three and six months ended June 30, 2005 was $74,000, $156,000, $79,000 and $162,000, respectively. Stock option-based compensation expense included in determining net income in the three and six months ended June 30, 2006 was $282,000 ($180,000 after taxes or less than one cent per share) and $493,000 ($369,000 after taxes or one cent per share), respectively. Pro forma stock option-based compensation expense included in determining pro forma net income in the three and six months ended June 30, 2005 was $286,000 ($271,000 after taxes or less than one cent per share) and $573,000 ($543,000 after taxes or one cent per share), respectively. We expect to recognize stock option-based compensation expenses under the new standard of approximately $1.1 million in 2006 (2 cents per share after taxes).
9

We granted stock options with a two-year vesting period and a seven-year term in the first quarter of 2006 (none were granted in the second quarter of 2006). The assumptions used to determine the estimated fair value of options granted under the Black-Scholes options pricing model, the number of stock options granted, and the estimated fair value of options granted are as follows:

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

A summary of our stock options outstanding at June 30, 2006 and December 31, 2005 and changes during the six months and year ended, respectively, is presented below:

		Option Exercise Price/Share

	Number of Options	Range			Wgted. Ave.

Outstanding at 12/31/04	2,661,990	$4.17	to	$46.63	$22.01
Granted	—	n/a	to	n/a	n/a
Forfeited and Expired	(274,575)	13.95	to	46.63	21.90
Exercised	(137,075)	4.17	to	16.55	7.51

Outstanding at 12/31/05	2,250,340	7.38	to	46.63	22.90
Granted	418,300	15.11	to	15.71	15.13
Forfeited and Expired	(700,875)	7.38	to	46.63	32.88
Exercised	(74,260)	7.38	to	13.95	9.53

Outstanding at 6/30/06	1,893,505	$13.95	to	$29.94	$18.02

10

The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at June 30, 2006:

Range of Exercise Prices			Options Outstanding at June 30, 2006				Options Exercisable at June 30, 2006

			Shares	Weighted Average		Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)

				Remaining Contract- ual Life (Years)	Exercise Price

$13.95	to	$17.88	919,600	4.5	$15.18	$778	518,800	$15.21	$502
17.89	to	19.75	676,950	1.7	19.22	—	676,950	19.22	—
19.76	to	25.65	216,300	0.7	21.95	—	216,300	21.95	—
25.66	to	29.94	80,655	2.0	29.85	—	80,655	29.85	—

$13.95	to	$29.94	1,893,505	3.2	$18.02	$778	1,492,705	$18.80	$502

Non-vested Restricted Stock	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.

Outstanding at 12/31/05	109,000	$13.88
Granted	—	—
Vested	(17,333)	13.95
Forfeited	(12,667)	13.95

Outstanding at 6/30/06	79,000	$13.86

The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $21,000 and $409,000, respectively. The grant-date fair value of stock option-based awards vested during the three and six months ended June 30, 2006 was $44,000 and $1.3 million, respectively. As of June 30, 2006, there was $1.9 million and $575,000 of unrecognized compensation cost related to stock option-based awards and non-vested restricted stock, respectively. This cost is expected to be recognized over the remaining weighted average period of 1.70 years for stock option-based awards and 2.85 years for non-vested restricted stock. Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.
11

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended June 30		Other Post-Retirement Benefits for 3 Months Ended June 30

(In Thousands)	2006	2005	2006	2005

Service cost	$(1,491)	$(1,524)	$(22)	$(29)
Interest cost	(3,411)	(3,145)	(135)	(145)
Employee contributions	—	—	—	—
Other	(36)	(29)	—	—
Expected return on plan assets	5,430	5,512	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,194)	(146)	4	—

Net periodic benefit (cost) income	$(702)	$668	$(153)	$(174)

	Pension Benefits for 6 Months Ended June 30		Other Post-Retirement Benefits for 6 Months Ended June 30

(In Thousands)	2006	2005	2006	2005

Service cost	$(2,888)	$(3,048)	$(44)	$(58)
Interest cost	(6,667)	(6,291)	(271)	(292)
Employee contributions	—	—	—	—
Other	(57)	68	—	—
Expected return on plan assets	10,668	11,024	—	—
Amortization of prior service costs, gains or losses and net transition asset	(2,433)	(292)	9	—

Net periodic benefit (cost) income	$(1,377)	$1,461	$(306)	$(350)

We expect required contributions to our pension plans to be about $800,000 for the year ending December 31, 2006. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $645,000 and $525,000 for the years ended December 31, 2005 and 2004, respectively.
12

8.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net Sales
Film Products	$121,405	$111,244	$247,736	$227,955
Aluminum Extrusions	153,836	125,963	288,995	235,929
AFBS (formerly Therics)	—	115	—	252

Total net sales	275,241	237,322	536,731	464,136
Add back freight	7,250	6,402	13,724	12,345

Sales as shown in the Consolidated Statements of Income	$282,491	$243,724	$550,455	$476,481

Operating Profit
Film Products:
Ongoing operations	$13,264	$11,396	$28,841	$22,974
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	768	44	(815)	413

Aluminum Extrusions:
Ongoing operations	5,674	7,221	10,540	10,218
Plant shutdowns, asset impairments and restructurings	(405)	(202)	(514)	(840)

AFBS (formerly Therics):
Ongoing operations	—	(1,644)	—	(3,467)
Loss on investment in Therics, LLC	—	—	(25)	—
Restructurings	—	(10,049)	—	(10,049)

Total	19,301	6,766	38,027	19,249
Interest income	285	142	507	240
Interest expense	1,468	1,093	2,900	2,056
Gain on sale of corporate assets	—	61	56	61
Stock option-based compensation costs	282	—	493
Corporate expenses, net	3,002	2,339	6,761	4,735

Income before income taxes	14,834	3,537	28,436	12,759
Income taxes	5,584	1,405	10,971	5,077

Net income	$9,250	$2,132	$17,465	$7,682

9.	In July 2006, the Financial Accounting Standards Board (FASB) affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we will be required to recognize the funded status of our pension plans in our December 31, 2006 financial statements. The funded status of our pension plans at December 31, 2005 was plan assets at fair value in excess of benefit obligations of $18.6 million. On a pro forma basis at December 31, 2005, we estimate that the new standard would have resulted in a decrease in prepaid pension cost of $67 million (included in “Other assets and deferred charges” in the consolidated balance sheet), a decrease in non-current deferred income tax liabilities of $24 million and a decrease in shareholders’ equity of $43 million. Adjustments from the new standard are not expected to impact our debt covenant computations since our credit agreement allows us to elect to use generally accepted accounting principles in effect when the agreement was signed.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, clarifying the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We are evaluating the interpretation and have not determined whether or not it will have a material effect on our financial position or results of operations.
14

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

                Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believe,” “hope,” “expect,” “are likely,” “project” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 31-33 and are incorporated herein.

Executive Summary

                Second-quarter 2006 net income was $9.3 million (24 cents per share) compared with $2.1 million (5 cents per share) in the second quarter of 2005. Net income was $17.5 million (45 cents per share) for the first six months of 2006 compared with $7.7 million (20 cents per share) for the first six months of 2005. Gains on the sale of assets and other items and losses related to plant shutdowns, assets impairments and restructurings are described in Note 2 on page 6. The business segment review is provided below and beginning on page 22.

                Second-quarter net sales in Film Products were $121.4 million, up 9.2% from $111.2 million in the second quarter of 2005 while operating profit from ongoing operations rose 16.7% to $13.3 million from $11.4 million. The increase in sales and operating profit over last year’s second quarter was primarily due to continued growth in the sale of higher value surface protection films, elastic materials and new apertured topsheets. Profits also benefited from the lag in the pass-through of lower average resin costs (estimated impact of $500,000). Customer inventory adjustments did not have as significant an impact on profits as initially expected. Volume was 61.9 million pounds compared with 64.3 million pounds in the second quarter of 2005. Volume declines were mainly due to lower sales of certain barrier films that are being discontinued in conjunction with the shutdown of the plant in LaGrange, Georgia.

                Film Products has index-based pass-through raw material agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Average quarterly prices of low-density polyethylene resin (“LDPE”) in the U.S. decreased 8 and 6 cents per pound in the first and second quarters of 2006, respectively, after increasing 21 cents per pound or 32% in the fourth quarter of 2005. LDPE prices in the U.S. increased in June 2006 by 6 cents per pound (the price of LDPE in the U.S. declined by 4 cents per pound in each month from December 2005 to April 2006 and was flat in May 2006). Average LDPE prices in Europe and Asia increased 2 to 4 cents per pound in the second quarter of 2006. Since 2002, U.S. LDPE prices have more than doubled. Resin prices in Europe, Asia and South America have also increased significantly during this time.

                We estimate that the lag in the pass-through to customers of changes in resin prices had a positive impact on first- and second- quarter 2006 results of $2 million and $500,000, respectively, compared with a negative impact on fourth-quarter 2005 results of $5.5 million (net of the favorable effect of a decline in inventories accounted for under the last-in first-out method). There was no significant resin pass-through lag in the first quarter of 2005. In the second quarter of 2005, lower average resin prices resulted in a positive pass-through lag impact of approximately $1.5 million.

                Net sales were $247.7 million in the first six months of 2006, up 8.6% versus $228.0 million in 2005. Operating profit from ongoing operations was $28.8 million in the first six months of 2006, up 25.2% compared to $23.0 million in 2005. Year-to-date volume decreased to 126.4 million pounds from

131.7 million pounds in 2005. Net sales, operating profit and volume changes for the first six months of 2006 compared with 2005 were primarily due to the factors noted above in the second quarter analysis.

                Film Products continues to expand capacity to support growth in new products. Capital expenditures were $21.7 million in the first six months of 2006 and are expected to be $45 million for the year. Approximately half of the forecasted capital expenditures relates to expanding the production capacity for surface protection films. Other planned capital expenditures include capacity additions for elastic materials and a new information system, which is currently being rolled out in U.S. locations. Depreciation expense was $15.7 million in the first six months of 2006 compared with $12.4 million in the first half of last year, and is projected to increase by approximately $5 million to $32 million for the year.

                Second-quarter net sales in Aluminum Extrusions were $153.9 million, up 22.1% from $126.0 million in the second quarter of 2005 primarily due to improved volume and higher selling prices. Operating profit from ongoing operations decreased to $5.7 million, down 20.8% from $7.2 million in the second quarter of 2005. The decrease in operating profit was mainly due to appreciation of the Canadian Dollar (adverse impact estimated of $1.3 million), margin compression caused by rapidly increasing aluminum costs (adverse impact estimated of $650,000) and a charge for a possible uncollectible account ($375,000). We believe margin compression from rapid movements in aluminum costs should be mitigated for extruded products in the future since pricing on normal customer orders has changed from the order date to the shipment date. Volume was up 9.5% to 69.4 million pounds versus 63.4 million pounds in the second quarter of 2005. Growth in shipments continued to be driven by demand for extrusions used in commercial construction and hurricane protection products.

                Net sales were $289.0 million in the first six months of 2006, up 22.5% versus $235.9 million in 2005. Operating profit from ongoing operations was $10.5 million in the first six months of 2006, up 2.9% compared to $10.2 million in 2005. Year-to-date volume increased to 133.0 million pounds, up 9.2% compared to 121.8 million pounds in 2005. Year-to-date net sales improved due to higher volume and higher selling prices. The increase in operating profit during the first six months was primarily due to higher volume and selling prices, partially offset by appreciation of the Canadian Dollar ($1.6 million), higher energy costs ($2 million), margin compression caused by rapidly increasing aluminum costs (adverse impact estimated of $1.3 million) and a charge for a possible uncollectible account ($375,000).

                Capital expenditures in Aluminum Extrusions in the first six months of 2006 were $3.2 million and are expected to be approximately $10 million for the year.

                Consolidated net pension expense was $1.4 million in the first six months of 2006, an increase of $2.9 million (5 cents per share after taxes) from the net pension income of $1.5 million recognized in the first six months of 2005. We expect net pension expense of $2.8 million in 2006, an unfavorable change of $5.4 million (9 cents per share after taxes) versus 2005. Most of this change relates to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table on page 22. We expect required contributions to our pension plans to be about $800,000 in 2006.

                During the first quarter of 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which requires all stock-based compensation to be expensed and accounted for using a fair value-based method. The adoption of SFAS No. 123R and the granting of stock options on March 7, 2006 resulted in first- and second- quarter pretax charges for stock option-based compensation of $211,000 and $282,000, respectively. We expect to recognize stock option-based compensation costs under the new standard of approximately $1.1 million in 2006 (2 cents per share after taxes).

                Consolidated net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 23.

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

Recently Issued Accounting Standards

                In July 2006, the Financial Accounting Standards Board (FASB) affirmed its previous decision to make the recognition provisions of its proposed standard, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we will be required to recognize the funded status of our pension plans in our December 31, 2006 financial statements. The funded status of our pension plans at December 31, 2005 was plan assets at fair value in excess of benefit obligations of $18.6 million. On a pro forma basis at December 31, 2005, we estimate that the new standard would have resulted in a decrease in prepaid pension cost of $67 million (included in “Other assets and deferred charges” in the consolidated balance sheet), a decrease in non-current deferred income tax liabilities of $24 million and a decrease in shareholders’ equity of $43 million. Adjustments from the new standard are not expected to impact our debt covenant computations since our credit agreement allows us to elect to use generally accepted accounting principles in effect when the agreement was signed.

                In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, clarifying the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We are evaluating the interpretation and have not determined whether or not it will have a material effect on our financial position or results of operations.

Results of Operations

Second Quarter 2006 Compared with Second Quarter 2005

                Overall, sales in the second quarter of 2006 increased by 15.9% compared with 2005. Net sales (sales less freight) increased 9.2% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials. Net sales in Film Products also increased from higher selling prices, which were driven by higher raw material costs. Net sales increased 22.1% in Aluminum Extrusions due to higher volume (up 9.5%) and selling prices. For more information on net sales and volume, see the executive summary beginning on page 15.

                Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.6% in the second quarter of 2006 from 13.6% in 2005 due to a decline in the gross profit margin in Aluminum Extrusions. At Film Products, a higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials and a gain of $1.4 million for LIFO inventory liquidation (included in “Cost of goods sold” in the consolidated statements of income) related to the shutdown of the facility in LaGrange, Georgia. At Aluminum Extrusions, the decline in gross margin was primarily due to margin compression caused by rapidly increasing aluminum costs and higher selling prices to cover higher aluminum costs.

                As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 5.7% in the second quarter of 2006 compared with 6.7% in 2005 due primarily to higher sales and the divestiture of substantially all of our interest in AFBS, Inc. (formerly known as Therics, Inc.) at the end of the second quarter of 2005.

                R&D expenses declined to $2.2 million in the second quarter of 2006 from $2.6 million in 2005 primarily due to the divestiture of substantially all of our interest in AFBS.

                Plant shutdowns, asset impairments and restructurings and related items in the second quarter of 2006 shown in the segment operating profit table on page 22 include:

•	A net pretax gain of $822,000 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.4 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by severance and other costs of $567,000; and

•	Pretax charges of $459,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($405,000) and Film Products ($54,000).

Plant shutdowns, asset impairments and restructurings and related items in the second quarter of 2005 shown in the segment operating profit table on page 22 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	Pretax charges of $500,000 related to severance and other employee-related costs associated with restructurings in Film Products ($227,000) and Aluminum Extrusions ($273,000);

•	A pretax gain of $71,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including the reversal to income of certain severance and employee-related accruals of $474,000, partially offset by other shutdown-related costs of $403,000;

•	A net pretax charge of $250,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $346,000 in pretax charges for employee relocation and recruitment is included in “Selling, R&D and general expenses” in the consolidated statements of income);

•	Pretax charges of $105,000 for accelerated depreciation related to restructurings in Film Products; and

•	A pretax charge of $27,000 related to severance and other employee-related costs associated with the shutdown of the films manufacturing facility in New Bern, North Carolina.

In the three months ended June 30, 2005, a pretax gain on the sale of corporate real estate of $61,000 (proceeds of $151,000) is included in “Other income (expense), net” in the consolidated
18

statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 22.

                Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $285,000 in the second quarter of 2006 and $142,000 in 2005. Interest expense increased to $1.5 million in the second quarter of 2006 compared with $1.1 million in 2005. Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30

(In Millions)	2006	2005

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$101.5	$112.9
Average interest rate	5.9%	4.3%
Fixed-rate and other debt:
Average outstanding debt balance	$5.3	$5.6
Average interest rate	6.3%	5.2%

Total debt:
Average outstanding debt balance	$106.8	$118.5
Average interest rate	5.9%	4.3%

                The effective tax rate declined to 37.6% in the second quarter of 2006 compared with 39.7% in 2005 primarily due to the absence of state income tax benefits accrued or expected on losses associated with AFBS, Inc. (formerly known as Therics, Inc.) in 2005.

First Six Months of 2006 Compared with First Six Months of 2005

                Overall, sales in the first six months of 2006 increased by 15.5% compared with 2005. Net sales (sales less freight) increased 8.6% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by higher raw material costs. Net sales increased 22.5% in Aluminum Extrusions due to higher volume (up 9.2%) and selling prices. For more information on net sales and volume, see the executive summary beginning on page 15.

                Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.8% in the first six months of 2006 from 13.0% in 2005. At Film Products, an overall higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials. Margins also benefited from a favorable lag in the pass-through to customers of changes in resin costs (about $2.5 million in the first six months of 2006 compared with $1.5 million in 2005) and a gain of $1.4 million for LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income). At Aluminum Extrusions, gross profit increased but the gross profit margin percentage declined primarily due to higher selling prices to cover higher aluminum costs and margin compression caused by rapidly increasing aluminum costs.

                As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 5.9% in the first six months of 2006 compared with 7.0% in 2005 due primarily to higher sales and the divestiture of substantially all of our interest in AFBS, Inc. (formerly known as Therics, Inc.) at the end of the second quarter of 2005.

                R&D expenses declined to $4.1 million in the first six months of 2006 from $5.4 million in 2005 primarily due to the divestiture of substantially all of our interest in AFBS.

Plant shutdowns, asset impairments and restructurings and related items in the first six months of 2006 shown in the segment operating profit table on page 22 include:

•	A net pretax gain of $418,000 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.4 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by severance and other costs of $841,000 and asset impairment charges of $130,000;

•	Pretax charges of $1 million for asset impairments in Film Products; and

•	Pretax charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000).

Plant shutdowns, asset impairments and restructurings and related items in the first six months of 2005 shown in the segment operating profit table on page 22 include:

•	A pretax charge of $10 million related to the sale or assignment of substantially all of Therics’ assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million;

•	A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•	A pretax charge of $1 million for process reengineering costs associated with the implementation of a new information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

•	Pretax charges of $918,000 related to severance and other employee-related costs associated with restructurings in Film Products ($477,000) and Aluminum Extrusions ($441,000);

•	A pretax charge of $399,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $873,000 of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000;

•	A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•	A pretax gain of $508,000 for interest receivable on tax refund claims (included in “Corporate expenses, net” in the net sales and operating profit by segment table and “Other income (expense), net” in the consolidated statements of income);

•	A net pretax charge of $130,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $545,000 in pretax charges for employee relocation and recruitment is included in “Selling, R&D and general expenses” in the consolidated statements of income); and

•	Pretax charges of $205,000 for accelerated depreciation related to restructurings in Film Products.

                In the six months ended June 30, 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 22. In the six months ended June 30, 2005, a pretax gain on the sale of corporate real estate of $61,000 (proceeds of $151,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 22. In the six months ended June 30, 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the operating profit by segment table on page 22.

                Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $507,000 in the first six months of 2006 and $240,000 in 2005. Interest expense increased to $2.9 million in the first six months of 2006 compared with $2.1 million in 2005. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30

(In Millions)	2006	2005

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$105.5	$109.7
Average interest rate	5.6%	4.1%
Fixed-rate and other debt:
Average outstanding debt balance	$5.5	$5.7
Average interest rate	6.5%	5.2%

Total debt:
Average outstanding debt balance	$111.0	$115.4
Average interest rate	5.6%	4.2%

                The effective tax rate declined to 38.6% in the first six months of 2006 compared with 39.8% in 2005 primarily due to the absence of state income tax benefits accrued or expected on losses associated with AFBS, Inc. (formerly known as Therics, Inc.) in 2005.

Business Segment Review The following tables present Tredegar’s net sales and operating profit by segment for the three and six months ended June 30, 2006 and 2005:

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2006	2005	2006	2005

Net Sales
Film Products	$121,405	$111,244	$247,736	$227,955
Aluminum Extrusions	153,836	125,963	288,995	235,929
AFBS (formerly Therics)	—	115	—	252

Total net sales	275,241	237,322	536,731	464,136
Add back freight	7,250	6,402	13,724	12,345

Sales as shown in the Consolidated Statements of Income	$282,491	$243,724	$550,455	$476,481

Operating Profit
Film Products:
Ongoing operations	$13,264	$11,396	$28,841	$22,974
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	768	44	(815)	413

Aluminum Extrusions:
Ongoing operations	5,674	7,221	10,540	10,218
Plant shutdowns, asset impairments and restructurings	(405)	(202)	(514)	(840)

AFBS (formerly Therics):
Ongoing operations	—	(1,644)	—	(3,467)
Loss on investment in Therics, LLC	—	—	(25)	—
Restructurings	—	(10,049)	—	(10,049)

Total	19,301	6,766	38,027	19,249
Interest income	285	142	507	240
Interest expense	1,468	1,093	2,900	2,056
Gain on sale of corporate assets	—	61	56	61
Stock option-based compensation costs	282	—	493
Corporate expenses, net	3,002	2,339	6,761	4,735

Income before income taxes	14,834	3,537	28,436	12,759
Income taxes	5,584	1,405	10,971	5,077

Net income	$9,250	$2,132	$17,465	$7,682

                Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products

                See the executive summary beginning on page 15 for discussion of operating results and planned capital expenditures for Film Products.

Aluminum Extrusions

                See the executive summary beginning on page 15 for discussion of operating results and planned capital expenditures for Aluminum Extrusions.

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

Liquidity and Capital Resources

                Changes in operating assets and liabilities from December 31, 2005 to June 30, 2006 are summarized below:

•	Accounts receivable increased significantly by $37.7 million (32%).

	–	Accounts receivable in Film Products increased by $13.8 million due to higher sales and an increase in days sales outstanding (“DSO”). DSO was 53 at June 30, 2006 compared with an average of 50 over the last four quarters. The primary increase in DSO is related to higher export sales from U.S., Europe and China locations, which generally have payment terms of 15 to 30 days more than domestic terms.

	–	Accounts receivable in Aluminum Extrusions increased by $25.8 million due to higher sales. DSO was about 45, consistent with the average over the last four quarters.

•	Inventories decreased by $1.1 million (1.7%).

	–	Inventory days were 45 in Film Products consistent with the average over the last four quarters.

	–	Inventory days were 24 in Aluminum Extrusions consistent with the level at March 31, 2006, and about 3 days below the average over the last four quarters.

•	Net property, plant and equipment was up $6.9 million (2.1%) due primarily to appreciation of foreign currencies relative to the U.S. Dollar ($5.1 million), capital expenditures of $24.9 million compared with depreciation of $21.8 million, and asset impairments in Film Products of $1.2 million.

•	Accounts payable increased significantly by $31.4 million (51%).
23

–	Accounts payable days were 34 in Film Products, about 4 days above the average over the last four quarters, primarily due to higher accounts payable at foreign locations with payment terms in excess of the typical 30 days in the U.S.

–	Accounts payable days were 36 in Aluminum Extrusions, about 5 days above the average over the last four quarters. This increase was mainly due to timing of payments.

Cash provided by operating activities was $48.3 million in the first six months of 2006 compared with $24.0 million in 2005. The increase is due primarily to improved operating results, higher deferred income taxes and lower incremental working capital investment.

Cash used in investing activities was $25.3 million in the first six months of 2006 compared with $31.2 million in 2005 due primarily to lower capital expenditures.

               Capital expenditures in the first six months of 2006 in Film Products primarily included the continued expansion of capacity for surface protection films and elastic materials, a new information system and normal replacement of machinery and equipment. Capital expenditures for all of 2006 are expected to be approximately $45 million in Film Products and about $10 million in Aluminum Extrusions.

               Net capitalization and indebtedness as defined under our revolving credit agreement as of June 30, 2006 are as follows:

Net Capitalization and Indebtedness as of June 30, 2006 (In Thousands)

Net capitalization:
Cash and cash equivalents	$25,425
Debt:
$300 million revolving credit agreement maturing
December 15, 2010	89,000
Other debt	5,161

Total debt	94,161

Debt net of cash and cash equivalents	68,736
Shareholders’ equity	503,894

Net capitalization	$572,630

Indebtedness as defined in revolving credit agreement:
Total debt	$94,161
Face value of letters of credit	5,907
Liabilities relating to derivative financial instruments	1,626

Indebtedness	$101,694

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $197 million was available to borrow at June 30, 2006. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

                At June 30, 2006, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 87.5 basis points.

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
As of June 30, 2006 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2006:
Net income	$26,012
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	15,867
Interest expense	5,417
Charges related to stock option grants and awards accounted for
under the fair value-based method	493
Losses related to the application of the equity method of accounting	170
Depreciation and amortization expense for continuing operations	41,956
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $4,323)	13,515
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(853)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $1,723)	(3,112)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	99,465
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(41,956)

Adjusted EBIT as defined in revolving credit agreement	$57,509

Shareholders’ equity at June 30, 2006	$503,894
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.02x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.62x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement
($100,000 plus 50% of net income generated after October 1, 2005)	$109,178
Minimum adjusted shareholders’ equity permitted ($351,918 plus
50% of net income generated after October 1, 2005)	$361,096
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

                We believe that as of June 30, 2006, we were, and currently we are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

                We believe that the borrowing availability under our revolving credit agreement, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 23 regarding the revolving credit agreement and interest rate exposures.

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

                Resin prices in Europe, Asia and South America have exhibited similar trends, except average resin prices were up 2-4 cents per pound in Europe and Asia while average prices in the U.S. were down 6 cents per pound in the second quarter of 2006 compared with the first quarter of 2006. The price of resin is driven by several factors including supply and demand and the prices of oil, ethylene and natural gas. To address fluctuating resin prices, we have indexed pass-through or cost-sharing agreements covering a majority of our sales, but many have a 90-day lag. Most new customer contracts contain resin pass-through arrangements.

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

Quarterly Average Price of Aluminum (U.S. Midwest Spot Price – Cents Per Pound)

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

                In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of June 30, 2006, we had fixed prices through natural gas suppliers for a portion of our expected usage through the first quarter of 2007. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Quarterly Average Price of Natural Gas (NYMEX Settlement Prices – $ Per mmBtu)

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
27

We sell to customers in foreign markets through our foreign operations and through exports from our U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first six months of 2006 and 2005 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Six Months Ended June 30

	2006		2005

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	4%	16%	5%	15%
Europe	1	12	1	14
Latin America	1	2	1	2
Asia	4	3	5	4

Total	10%	33%	12%	35%

* Based on consolidated net sales from manufacturing operations (excludes AFBS).

                We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 80% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see trends for the Euro, Canadian Dollar and Hungarian Forint in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Canadian Dollar, the Euro, the Hungarian Forint, the Chinese Yuan and the Brazilian Real.

                The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit of about $1.3 million and $1.6 million in the three and six months ended June 30, 2006, respectively, compared with 2005. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the change in value of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a slight positive impact on operating profit in the second quarter of 2006 compared with 2005, and a negative impact on operating profit of about $150,000 in the first six months of 2006 compared with 2005.

                We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada. In addition, in May 2006 we purchased average rate call options and sold average rate put options through a large financial institution on the Canadian Dollar/U.S. Dollar to partially hedge our exposure in the second and third quarters of 2006 to U.S. Dollar-denominated sales of extrusions manufactured at our facilities in Canada. The hedge notional amount ($2.5 million for the second half of the second quarter and $5 million for the third quarter) represents about 35 – 45% of our economic exposure. The call premium paid less put premium received was zero (“zero-cost collar”). The strike prices on the puts and calls were a Canadian Dollar equal to 88.5 cents and 95 cents, respectively, in the second quarter of 2006 and 87.49 cents and 95 cents, respectively, in the third quarter of 2006. The second-quarter puts and calls expired worthless as the average value for the period of the Canadian Dollar was 89.95 cents. The estimated fair value of the third quarter puts and calls at June 30, 2006 was immaterial (an unrealized loss of $15,134). The pay-off grid for the third-quarter hedge for a Canadian Dollar average value of $0.80 to $1.05 is shown below:

CAD Per USD	CAD USD Equiv.	Amount Tredegar Receives (Pays) Counter-Party

1.25000	0.8000	$(428,000)
1.21212	0.8250	(285,125)
1.17647	0.8500	(142,250)
1.14286	0.8750	—
1.11111	0.9000	—
1.08108	0.9250	—
1.05263	0.9500	—
1.02564	0.9750	131,425
1.00000	1.0000	263,000
0.97561	1.0250	394,575
0.95238	1.0500	526,150

Trends for the Euro, Canadian Dollar and Hungarian Forint are shown in the chart below:

Quarterly Average Exchange Rates of Euro, Hungarian Forint and Canadian Dollar Relative to the U.S. Dollar

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.
29

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

                During the first six months of 2006, we installed a new information system in Film Products at several U.S. locations and expect to complete installation at Film Products’ remaining U.S. locations by the end of 2006. This was the only change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                Aluminum Extrusions fulfilled all obligations imposed by the Order during 2005, and reported that fact in a letter to the EPA dated October 25, 2005. Although Aluminum Extrusions has not admitted any violations to the EPA pursuant to the Order, Aluminum Extrusions elected to replace the affected cooling system and incurred related replacement costs of approximately $110,000.

                Pursuant to a Consent Agreement and Final Order (“CAFO”) that became effective May 9, 2006, Aluminum Extrusions (i) paid a civil penalty of $30,422 and (ii) is undertaking a supplemental environmental project (“SEP”) in an amount of at least $208,170 (“Minimum SEP Expenditure”). The CAFO requires that the SEP be fully implemented within one year of the CAFO’s effective date. Management believes that the SEP will be completed in a satisfactory and timely manner and that actual SEP expenditures will exceed the Minimum SEP Expenditure. If, however, Aluminum Extrusions fails to complete the SEP satisfactorily or fails to spend at least the Minimum SEP Expenditure, Aluminum Extrusions could be responsible under the CAFO for additional penalties of up to $91,000.

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
31

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

Film Products

•	Film Products is highly dependent on sales associated with one customer, The Procter & Gamble Company (“P&G”). P&G comprised approximately 25% of Tredegar’s net sales in 2005, 27% in 2004 and 29% in 2003. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes and (iii) delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•	Growth of Film Products depends on our ability to develop and deliver new products at competitive prices, especially in the personal care market. Personal care products are now being made with a variety of new materials and the overall cycle for changing materials has accelerated. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business. In the long term, growth will depend on our ability to provide innovative materials at a cost that meets our customers’ needs.

•	Continued growth in Film Products’ sale of high value protective film products is not assured. A shift in our customers’ preference to new or different products could have a material adverse effect on our sale of protective films. Similarly, a decline in consumer demand for notebook computers or liquid crystal display (LCD) monitors or a decline in the rate of growth in purchases of LCD televisions could have a significant negative impact on protective film sales.

•	Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a significant adverse impact on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns during the winter months. Because of the high degree of operating leverage inherent in our operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in
32

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
33

Item 4.	Submission of Matters to a Vote of Security Holders.

Tredegar’s Annual Meeting of Shareholders was held on May 18, 2006. The following sets forth the vote results with respect to each of the matters voted upon by shareholders at the meeting:

(a)	Election of Directors

Nominee	Number of Votes For	Number of Votes Withheld	Broker Non-Votes

Austin Brockenbrough, III	32,249,482	4,547,625	80,406
William M. Gottwald	32,145,282	4,651,825	80,406
Richard L. Morrill	32,246,948	4,550,159	80,406

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Horst R. Adam
Donald T. Cowles
John D. Gottwald
Norman A. Scher
Thomas G. Slater, Jr.
R. Gregory Williams

(b)	Ratification of Appointment of PricewaterhouseCoopers LLP:

Ratification of appointment of PricewaterhouseCoopers LLP as Tredegar’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes

36,005,361	804,860	67,292	None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Nos.

31.1	Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
34

32.1	Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	August 4, 2006	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
35