Form 10-Q
period 2006-09-30
TREDEGAR CORP
filed 2006-11-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, no par value, outstanding as of October 30, 2006: 38,822,447.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	Sept. 30, 2006	Dec. 31, 2005
Assets
Current assets:
Cash and cash equivalents	$29,842	$23,434
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $6,541 in 2006 and $5,423 in 2005	159,190	119,330
Income taxes recoverable	4,802	7,163
Inventories	58,773	62,438
Deferred income taxes	7,141	7,778
Prepaid expenses and other	3,388	4,224
Total current assets	263,136	224,367
Property, plant and equipment, at cost	667,139	632,717
Less accumulated depreciation	340,381	309,841
Net property, plant and equipment	326,758	322,876
Other assets and deferred charges	95,952	96,527
Goodwill and other intangibles	139,058	137,988
Total assets	$824,904	$781,758

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$88,364	$61,731
Accrued expenses	45,805	36,031
Current portion of long-term debt	1,179	-
Total current liabilities	135,348	97,762
Long-term debt	76,915	113,050
Deferred income taxes	86,429	74,287
Other noncurrent liabilities	11,315	11,297
Total liabilities	310,007	296,396
Commitments and contingencies (Notes 1 and 2)
Shareholders' equity:
Common stock, no par value	111,703	110,706
Common stock held in trust for savings restoration plan	(1,289)	(1,284)
Unearned compensation on restricted stock	-	(966)
Unrealized gain on available-for-sale securities	-	23
Foreign currency translation adjustment	20,217	14,114
(Loss) gain on derivative financial instruments	(230)	776
Minimum pension liability	(2,434)	(2,434)
Retained earnings	386,930	364,427
Total shareholders' equity	514,897	485,362
Total liabilities and shareholders' equity	$824,904	$781,758

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Revenues and other items:
Sales	$296,256	$240,716	$846,711	$717,197
Other income (expense), net	474	(394)	734	3,104
	296,730	240,322	847,445	720,301
Costs and expenses:
Cost of goods sold	252,848	201,917	719,177	604,346
Freight	7,265	6,281	20,989	18,626
Selling, general and administrative	18,135	15,746	50,570	49,200
Research and development	2,016	1,851	6,114	7,217
Amortization of intangibles	37	50	112	262
Interest expense	1,331	1,196	4,231	3,252
Asset impairments and costs associated with exit and disposal activities	692	1,159	3,410	12,517
Total	282,324	228,200	804,603	695,420
Income before income taxes	14,406	12,122	42,842	24,881
Income taxes	4,716	4,465	15,687	9,542
Net income	$9,690	$7,657	$27,155	$15,339

Earnings per share:
Basic	$.25	$.20	$.70	$.40
Diluted	.25	.20	.70	.40

Shares used to compute earnings per share:
Basic	38,654	38,465	38,629	38,453
Diluted	39,123	38,565	38,876	38,598

Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended Sept. 30
	2006	2005
Cash flows from operating activities:
Net income	$27,155	$15,339
Adjustments for noncash items:
Depreciation	32,619	28,203
Amortization of intangibles	112	262
Deferred income taxes	10,135	6,801
Accrued pension and postretirement benefits	2,358	(1,611)
Gain on sale of assets	(56)	(2,507)
Loss on asset impairments and divestitures	1,150	6,556
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(37,600)	(15,327)
Inventories	5,180	12,631
Income taxes recoverable	2,353	(8,627)
Prepaid expenses and other	870	789
Accounts payable	25,109	(3,169)
Accrued expenses and income taxes payable	7,877	(1,132)
Other, net	(938)	(2,767)
Net cash provided by operating activities	76,324	35,441
Cash flows from investing activities:
Capital expenditures	(31,714)	(49,027)
Novalux investment	(542)	-
Proceeds from the sale of assets and property disposals	266	3,368
Other, net	-	737
Net cash used in investing activities	(31,990)	(44,922)
Cash flows from financing activities:
Dividends paid	(4,656)	(4,641)
Debt principal payments	(38,956)	(33,875)
Borrowings	4,000	45,620
Book overdrafts	-	3,642
Proceeds from exercise of stock options	1,162	406
Net cash (used in) provided by financing activities	(38,450)	11,152
Effect of exchange rate changes on cash	524	(1,218)
Increase in cash and cash equivalents	6,408	453
Cash and cash equivalents at beginning of period	23,434	22,994
Cash and cash equivalents at end of period	$29,842	$23,447

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders' Equity
(In Thousands, Except Per Share Data)
(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Unearned Restricted Stock Compensation	Unrealized Gain on Available-for-Sale Securities	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Minimum Pension Liability	Total Share-holders' Equity
Balance December 31, 2005	$110,706	$364,427	$(1,284)	$(966)	$23	$14,114	$776	$(2,434)	$485,362
Comprehensive income:
Net income	-	27,155	-	-	-	-	-	-	27,155
Other comprehensive income (loss):
Available-for-sale securities adjustment (net of tax of $13)	-	-	-	-	(23)	-	-	-	(23)
Foreign currency translation adjustment (net of tax of $3,271)	-	-	-	-	-	6,103	-	-	6,103
Derivative financial instruments adjustment (net of tax of $581)	-	-	-	-	-	-	(1,006)	-	(1,006)
Comprehensive income									32,229
Cash dividends declared ($.04 per share)	-	(4,656)	-	-	-	-	-	-	(4,656)
Elimination of unearned restricted stock compensation	(966)	-	-	966	-	-	-	-	-
Stock options and restricted stock awards	783	-	-	-	-	-	-	-	783
Issued upon exercise of stock options and stock compensation plans (including related income tax benefits of $113)	1,180	4	(5)	-	-	-	-	-	1,179
Balance September 30, 2006	$111,703	$386,930	$(1,289)	$-	$-	$20,217	$(230)	$(2,434)	$514,897

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2006, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings and related items in the third quarter of 2006 shown in the segment operating profit table in Note 8 include:

•
A net pretax gain of $1 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.2 million for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income), partially offset by other shutdown-related costs of $198,000;

•
A pretax charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income); and

•	A pretax charge of $494,000 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey.

Plant shutdowns, asset impairments and restructurings and related items in the third quarter of 2005 shown in the segment operating profit table in Note 8 include:

•
Pretax charges of $906,000 for severance and other employee-related costs in connection with restructurings in Film Products ($514,000), Aluminum Extrusions ($207,000), and at corporate headquarters ($185,000; included in "Corporate expenses, net" in the segment operating profit table);

•
A net pretax charge of $595,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $657,000 in pretax charges for employee relocation and recruitment is included in "Selling, general and administrative expenses" in the consolidated statements of income);

•	A pretax charge of $198,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario; and
•	Pretax charges of $117,000 for accelerated depreciation related to restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings and related items in the first nine months of 2006 shown in the segment operating profit table in Note 8 include:

•
A net pretax gain of $1.4 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2.6 million for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income), partially offset by severance and other costs of $1 million and asset impairment charges of $130,000;

•	Pretax charges of $1 million for asset impairments in Film Products;
•
A pretax charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income);

•	Pretax charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000); and
•	A pretax charge of $494,000 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey.

Plant shutdowns, asset impairments and restructurings and related items in the first nine months of 2005 shown in the segment operating profit table in Note 8 include:

•
A pretax charge of $10 million related to the sale or assignment of substantially all of Therics' assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million;

•
Pretax charges of $1.8 million related to severance and other employee-related costs associated with restructurings in Film Products ($991,000), Aluminum Extrusions ($648,000) and at corporate headquarters ($185,000; included in "Corporate expenses, net" in the segment operating profit table);

•
A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•
A pretax charge of $1 million for process reengineering costs associated with the implementation of a new information system in Film Products (included in "Costs of goods sold" in the consolidated statements of income);

•
A net pretax charge of $725,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1.2 million in pretax charges for employee relocation and recruitment is included in "Selling, general and administrative expenses" in the consolidated statements of income);

•
A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•
A pretax charge of $597,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $1.1 million of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000; and

•	Pretax charges of $322,000 for accelerated depreciation related to restructurings in Film Products.

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the nine months ended September 30, 2006 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total
Balance at December 31, 2005	$1,485	$-	$-	$5,487	$6,972
Changes in 2006:
Charges	1,371	1,150	-	937	3,458
Cash spent	(2,286)	-	-	(1,538)	(3,824)
Charged against assets	-	(1,150)	-	-	(1,150)
Balance at September 30, 2006	$570	$-	$-	$4,886	$5,456
(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.
(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

In the nine months ended September 30, 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table in Note 8. In the nine months ended September 30, 2005, a pretax gain on the sale of corporate real estate of $61,000 (proceeds of $151,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table in Note 8. In the nine months ended September 30, 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in "Other income (expense), net" in the consolidated statements of income and "Corporate expenses, net" in the segment operating profit table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(In Thousands)	2006	2005	2006	2005
Net income	$9,690	$7,657	$27,155	$15,339
Other comprehensive income (loss), net of tax:
Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	-	8	(2)	39
Reclassification adjustment for net gains realized in income	-	-	(21)	-
Available-for-sale securities adjustment	-	8	(23)	39
Foreign currency translation adjustment	1,536	3,043	6,103	(4,073)
Derivative financial instrument adjustment	669	736	(1,006)	(620)
Minimum pension liability adjustment	-	-	-	191
Comprehensive income (loss)	$11,895	$11,444	$32,229	$10,876

4.	The components of inventories are as follows:

(In Thousands)	Sept. 30 2006	Dec. 31, 2005
Finished goods	$11,477	$12,838
Work-in-process	3,685	3,685
Raw materials	29,028	33,043
Stores, supplies and other	14,583	12,872
Total	$58,773	$62,438

5.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(In Thousands)	2006	2005	2006	2005
Weighted average shares outstanding used to compute basic earnings per share	38,654	38,465	38,629	38,453
Incremental shares attributable to stock options and restricted stock	469	100	247	145
Shares used to compute diluted earnings per share	39,123	38,565	38,876	38,598

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2006 and three and nine months ended September 30, 2005, 1,196,722, 1,324,817, 2,102,035 and 1,974,576, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

Our stock-based compensation is comprised of restricted and phantom stock awards (which we have historically recognized as compensation expense under APB Opinion No. 25) and stock option grants (which we have not historically recognized as compensation expense but provided pro forma compensation expense disclosures under SFAS 123). Compensation expense related to restricted and phantom stock awards included in determining net income during the three and nine months ended September 30, 2006 and three and nine months ended September 30, 2005 was $66,000 less a credit of $96,000 for changes in forfeiture assumptions, $126,000, $215,000 and $377,000, respectively. Stock option-based compensation expense included in determining net income in the three and nine months ended September 30, 2006 was $215,000 ($138,000 after taxes or less than one cent per share) and $708,000 ($508,000 after taxes or one cent per share), respectively. Pro forma stock option-based compensation expense included in determining pro forma net income in the three and nine months ended September 30, 2005 was $286,000 ($271,000 after taxes or less than one cent per share) and $859,000 ($814,000 after taxes or one cent per share), respectively. We expect to recognize stock option-based compensation expenses under the new standard of approximately $1 million in 2006 (2 cents per share after taxes).

We granted stock options with a two-year vesting period and a seven-year term in the first and third quarters of 2006 (none were granted in the second quarter of 2006). The assumptions used to determine the estimated fair value of options granted under the Black-Scholes options pricing model, the number of stock options granted, and the estimated fair value of options granted are as follows:

Assumptions Used in Determining Compensation Expense for Stock Options Granted in 2006 & Other Data
Dividend yield	1.1%	Stock options granted (number of shares):
Expected volatility percentage	37.3%-39.1%	Officers	97,500
Weighted-average volatility	38.4%	Management	330,800
Weighted average risk-free interest rate	4.7%	Other employees	-
Expected holding period (years):		Total	428,300
Officers	6.0
Management	5.0	Estimated weighted average fair value of
Other employees	n/a	options per share at date of grant:
Estimated weighted-average annual forfeiture rate		Officers	$6.22
at date of grant:		Management	5.64
Officers	2.0%	Other employees	-
Management	5.0%
Weighted average exercise prices at date of grant:
Officers	$15.11	Total estimated fair value of stock
Management	$15.18	options granted (in thousands)	$2,472

The dividend yield is the dividend yield on our common stock at the date of grant, which we believe is a reasonable estimate of the expected yield during the holding period. We calculate expected volatility based on the historical volatility of our common stock using a sequential period of historical data equal to the expected holding period of the option. We have no reason to believe that future volatility is likely to differ from the past. The assumed risk-free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period. The expected holding period and forfeiture assumptions are based on historical experience. Estimated forfeiture assumptions are reviewed through the vesting period. Adjustments are made if actual forfeitures differ from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of the change.

A summary of our stock options outstanding at September 30, 2006 and December 31, 2005 and changes during the nine months and year ended, respectively, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Wgted. Ave.
Outstanding at 12/31/04	2,661,990	$4.17	to	$46.63	$22.01
Granted	-	n/a	to	n/a	n/a
Forfeited and Expired	(274,575)	13.95	to	46.63	21.90
Exercised	(137,075)	4.17	to	16.55	7.51
Outstanding at 12/31/05	2,250,340	7.38	to	46.63	22.90
Granted	428,300	15.11	to	16.48	15.16
Forfeited and Expired	(765,975)	7.38	to	46.63	31.47
Exercised	(107,510)	7.38	to	14.56	11.01
Outstanding at 9/30/06	1,805,155	$13.95	to	$29.94	$18.14

The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at September 30, 2006:

			Options Outstanding at				Options Exercisable at
			September 30, 2006				September 30, 2006
				Weighted Average		Aggregate			Aggregate
				Remaining		Intrinsic		Weighted	Intrinsic
				Contract-		Value		Average	Value
Range of				ual Life	Exercise	(In		Exercise	(In
Exercise Prices			Shares	(Years)	Price	Thousands)	Shares	Price	Thousands)
$ 13.95	to	$17.88	840,550	4.3	$15.18	$1,317	461,750	$15.20	$718
17.89	to	19.75	667,650	1.5	19.22	-	667,650	19.22	-
19.76	to	25.65	216,300	0.4	21.95	-	216,300	21.95	-
25.66	to	29.94	80,655	1.7	29.85	-	80,655	29.85	-
$ 13.95	to	$29.94	1,805,155	2.7	$18.14	$1,317	1,426,355	$18.93	$718

Non-vested Restricted Stock	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.
Outstanding at 12/31/05	109,000	$13.88
Granted	-	-
Vested	(17,333)	13.95
Forfeited	(24,167)	13.80
Outstanding at 9/30/06	67,500	$13.90

The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $62,000 and $471,000, respectively. The grant-date fair value of stock option-based awards vested during the nine months ended September 30, 2006 was $1.3 million (no awards vested during the third quarter). As of September 30, 2006, there was $1.5 million and $366,000 of unrecognized compensation cost related to stock option-based awards and non-vested restricted stock, respectively. This cost is expected to be recognized over the remaining weighted average period of 1.45 years for stock option-based awards and 2.54 years for non-vested restricted stock. Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs are shown below:

	Pension Benefits for 3 Months Ended Sept. 30		Other Post-Retirement Benefits for 3 Months Ended Sept. 30
(In Thousands)	2006	2005	2006	2005
Service cost	$(1,425)	$(1,616)	$(22)	$(23)
Interest cost	(3,384)	(3,172)	(135)	(116)
Employee contributions	-	113	-	-
Other	(36)	(29)	-	-
Expected return on plan assets	5,434	5,526	-	-
Amortization of prior service costs, gains or losses and net transition asset	(1,111)	(185)	4	1
Net periodic benefit (cost) income	$(522)	$637	$(153)	$(138)

	Pension Benefits for 9 Months Ended Sept. 30		Other Post-Retirement Benefits for 9 Months Ended Sept. 30
(In Thousands)	2006	2005	2006	2005
Service cost	$(4,313)	$(4,892)	$(66)	$(80)
Interest cost	(10,051)	(9,463)	(406)	(407)
Employee contributions	-	340	-	-
Other	(93)	40	-	-
Expected return on plan assets	16,102	16,550	-	-
Amortization of prior service costs, gains or losses and net transition asset	(3,544)	(476)	13	(1)
Net periodic benefit (cost) income	$(1,899)	$2,099	$(459)	$(488)

We expect required contributions to our pension plans to be about $800,000 for the year ending December 31, 2006. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $645,000 and $525,000 for the years ended December 31, 2005 and 2004, respectively.

On October 26, 2006, we announced changes to our U.S. defined benefit (pension) and savings plans covering salaried and certain other employees. The changes will have no impact on our net income or earnings per share in 2006. We expect that the changes relating to the pension plan will reduce our projected benefit obligation by approximately $10 million as of December 31, 2006. In 2007, the changes to the pension plan are expected to reduce our service cost, interest cost and amortization of prior service cost components of pension expense by approximately $600,000, $600,000 and $1.5 million, respectively, and the savings plan changes are expected to increase charges for company matching contributions by approximately $700,000.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Net Sales
Film Products	$134,961	$116,350	$382,697	$344,305
Aluminum Extrusions	154,030	118,085	443,025	354,014
AFBS (formerly Therics)	-	-	-	252
Total net sales	288,991	234,435	825,722	698,571
Add back freight	7,265	6,281	20,989	18,626
Sales as shown in the Consolidated Statements of Income	$296,256	$240,716	$846,711	$717,197

Operating Profit
Film Products:
Ongoing operations	$13,770	$13,822	$42,611	$36,796
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	1,022	(1,225)	207	(812)

Aluminum Extrusions:
Ongoing operations	5,407	4,362	15,947	14,580
Plant shutdowns, asset impairments and restructurings	(920)	(406)	(1,434)	(1,246)

AFBS (formerly Therics):
Ongoing operations	-	-	-	(3,467)
Loss on investment in Therics, LLC	-	(91)	(25)	(91)
Plant shutdowns, asset impairments and restructurings	(494)	-	(494)	(10,049)

Total	18,785	16,462	56,812	35,711
Interest income	315	146	822	386
Interest expense	1,331	1,196	4,231	3,252
Gain on sale of corporate assets	-	-	56	61
Stock option-based compensation costs	215	-	708	-
Corporate expenses, net	3,148	3,290	9,909	8,025
Income before income taxes	14,406	12,122	42,842	24,881
Income taxes	4,716	4,465	15,687	9,542
Net income	$9,690	$7,657	$27,155	$15,339

9.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we will be required to recognize the funded status of our pension plans in our December 31, 2006 financial statements. The funded status of our pension plans at December 31, 2005 was plan assets at fair value in excess of benefit obligations of $18.6 million ($28.6 million on a pro forma basis including the pension plan changes discussed in Note 7). On a pro forma basis at December 31, 2005 (including the pension plan changes discussed in Note 7), we estimate that the new standard would have resulted in a decrease in prepaid pension cost of $57 million (included in “Other assets and deferred charges” in the consolidated balance sheet), a decrease in non-current deferred income tax liabilities of $20 million and a decrease in shareholders’ equity of $37 million. Adjustments from the new standard are not expected to impact our debt covenant computations since our credit agreement allows us to elect to use generally accepted accounting principles in effect when the agreement was signed.

In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP is effective for the first fiscal year beginning after December 31, 2006. The FSP eliminates the accrual method of accounting for major maintenance activities, but continues to permit the use of the direct expensing, built-in overhaul and deferral methods. The FSP also continues to require accruals or deferrals for interim periods of annual costs that clearly benefit two or more interim periods. We are evaluating the FSP and have not determined whether or not it will have a material effect on our financial position or results of operations.

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

Forward-looking and Cautionary Statements

Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believe,” “hope,” “expect,” “are likely,” “project” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 32-34 and are incorporated herein.

Executive Summary

General. Third-quarter 2006 net income was $9.7 million (25 cents per share) compared with $7.6 million (20 cents per share) in the third quarter of 2005. Net income was $27.2 million (70 cents per share) for the first nine months of 2006 compared with $15.3 million (40 cents per share) for the first nine months of 2005. Gains on the sale of assets and other items and losses related to plant shutdowns, assets impairments and restructurings are described in Note 2 on page 6. The business segment review is provided below and beginning on page 22.

Film Products. Third-quarter net sales in Film Products were $135.0 million, up 16.0% from $116.4 million in the third quarter of 2005 while operating profit from ongoing operations was flat at $13.8 million. Profits were adversely affected by the lag in the pass-through of higher average resin costs (estimated negative impact of $1.5 million in the third quarter of 2006 versus none in the third quarter of 2005). The increase in sales and operating profit excluding the resin pass-through lag over last year’s third quarter was primarily due to continued growth in the sale of higher value surface protection films, elastic materials and new apertured topsheets. Volume was 64.4 million pounds compared with 66.1 million pounds in the third quarter of 2005. Volume declines were mainly due to lower sales of certain barrier films that are being discontinued in conjunction with the shutdown of the plant in LaGrange, Georgia. Net sales, operating profit and volume in the second quarter of 2006 were $121.4 million, $13.3 million ($12.8 million excluding the estimated positive resin pass-through lag of $500,000) and 61.9 million pounds, respectively.

Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Average quarterly prices of low-density polyethylene resin (“LDPE”) in the U.S. increased 6-7 cents per pound in the third quarter of 2006 after decreasing 8 and 6 cents per pound in the first and second quarters of 2006, respectively. LDPE prices in the U.S. decreased in September 2006 by 2-3 cents per pound. Average LDPE prices in Europe and Asia also increased in the third quarter of 2006. Since 2002, U.S. LDPE prices have more than doubled. Resin prices in Europe, Asia and South America have also increased significantly during this time.

Net sales were $382.7 million in the first nine months of 2006, up 11.2% versus $344.3 million in 2005. Operating profit from ongoing operations was $42.6 million in the first nine months of 2006, up 15.8% compared to $36.8 million in 2005. Year-to-date volume decreased to 190.8 million pounds from 197.8 million pounds in 2005. Net sales, operating profit and volume changes for the first nine months of 2006 compared with 2005 were primarily due to the factors noted above in the third quarter analysis.

Film Products continues to expand capacity to support growth in new products. Capital expenditures were $26.1 million in the first nine months of 2006 and are expected to be approximately $40 million for the year versus $50 million last year. Approximately half of the forecasted capital expenditures relates to expanding the production capacity for surface protection films. Other planned capital expenditures include capacity additions for elastic materials and a new information system, which is currently being rolled out in U.S. locations. Depreciation expense was $23.5 million in the first nine months of 2006 compared with $19.2 million in the first half of last year, and is projected to increase by approximately $5 million to $32 million for the year.

Aluminum Extrusions. Third-quarter net sales in Aluminum Extrusions were $154.0 million, up 30.4% from $118.1 million in the third quarter of 2005 primarily due to improved volume and higher selling prices. Operating profit from ongoing operations increased to $5.4 million, up 23% from $4.4 million in the third quarter of 2005. The increase in operating profit was mainly due to higher volume (up 7.1%). Lower energy costs of approximately $1 million and higher selling prices partially offset the adverse impact of appreciation of the Canadian Dollar (approximately $1 million), charges for possible uncollectible accounts ($800,000) and sales mix changes. Volume increased to 68.4 million pounds versus 63.9 million pounds in the third quarter of 2005. Growth in shipments continued to be driven by demand for extrusions used in commercial construction and hurricane protection products. However, we are concerned about near-term performance based on a recent slow down in orders in most markets that appears to be more significant than normal seasonal factors.

Net sales were $443.0 million in the first nine months of 2006, up 25.1% versus $354.0 million in 2005. Operating profit from ongoing operations was $15.9 million in the first nine months of 2006, up 8.9% compared to $14.6 million in 2005. Year-to-date volume increased to 201.5 million pounds, up 8.5% compared to 185.7 million pounds in 2005. Year-to-date net sales improved due to higher volume and higher selling prices. The increase in operating profit during the first nine months was primarily due to higher volume and selling prices, partially offset by appreciation of the Canadian Dollar ($2.7 million), charges for possible uncollectible accounts ($1.2 million), margin compression caused by rapidly increasing aluminum costs (adverse impact estimated of $1.1 million) and higher energy costs ($1 million). We believe margin compression from rapid movements in aluminum costs should be mitigated for extruded products in the future since pricing on normal customer orders has changed from the order date to the shipment date.

Capital expenditures in Aluminum Extrusions in the first nine months of 2006 were $5.6 million and are expected to be approximately $8 million for the year.

Other Developments. Consolidated net pension expense was $1.9 million in the first nine months of 2006, an increase of $4.0 million (7 cents per share after taxes) from the net pension income of $2.1 million recognized in the first nine months of 2005. We expect net pension expense of $2.5 million in 2006, an unfavorable change of $5.2 million (9 cents per share after taxes) versus 2005. Most of this change relates to a pension plan that is reflected in “Corporate expenses, net” in the segment operating profit table on page 22. We expect required contributions to our pension plans to be about $800,000 in 2006.

On October 26, 2006, we announced changes to our U.S. defined benefit (pension) and savings plans covering salaried and certain other employees. The changes will have no impact on our net income or earnings per share in 2006. We expect that the changes relating to the pension plan will reduce our projected benefit obligation by approximately $10 million as of December 31, 2006. In 2007, the changes to the pension plan are expected to reduce our service cost, interest cost and amortization of prior service cost components of pension expense by approximately $600,000, $600,000 and $1.5 million, respectively, and the savings plan changes are expected to increase charges for company matching contributions by approximately $700,000.

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires all stock-based compensation to be expensed and accounted for using a fair value-based method. The adoption of SFAS 123(R) and the granting of stock options in 2006 resulted in first-, second- and third- quarter pretax charges for stock option-based compensation of $211,000, $282,000 and $215,000, respectively. We expect to recognize stock option-based compensation costs under the new standard of approximately $1 million in 2006 (2 cents per share after taxes).

Consolidated net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 23.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ materially from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There has been no significant change in these policies except for the accounting for stock-based compensation discussed in the executive summary. See Note 2 on page 6 for losses related to plant shutdowns, assets impairments and restructurings occurring during 2006 and the comparable period in 2005.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we will be required to recognize the funded status of our pension plans in our financial statements for the fiscal year ending December 31, 2006. The funded status of our pension plans at December 31, 2005 was plan assets at fair value in excess of benefit obligations of $18.6 million ($28.6 million on a pro forma basis including the pension plan changes discussed in the executive summary). On a pro forma basis at December 31, 2005 (including the pension plan changes discussed in the executive summary), we estimate that the new standard would have resulted in a decrease in prepaid pension cost of $57 million (included in “Other assets and deferred charges” in the consolidated balance sheet), a decrease in non-current deferred income tax liabilities of $20 million and a decrease in shareholders’ equity of $37 million. Adjustments from the new standard are not expected to impact our debt covenant computations since our credit agreement allows us to elect to use generally accepted accounting principles in effect when the agreement was signed.

In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP is effective for the first fiscal year beginning after December 31, 2006. The FSP eliminates the accrual method of accounting for major maintenance activities, but continues to permit the use of the direct expensing, built-in overhaul and deferral methods. The FSP also continues to require accruals or deferrals for interim periods of annual costs that clearly benefit two or more interim periods. We are evaluating the FSP and have not determined whether or not it will have a material effect on our financial position or results of operations.

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

Results of Operations

Third Quarter 2006 Compared with Third Quarter 2005

Overall, sales in the third quarter of 2006 increased by 23.1% compared with 2005. Net sales (sales less freight) increased 16.0% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials. Net sales in Film Products also increased from higher selling prices, which were driven by higher raw material costs. Net sales increased 30.4% in Aluminum Extrusions due to higher volume (up 7.1%) and selling prices. For more information on net sales and volume, see the executive summary beginning on page 15.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.2% in the third quarter of 2006 from 13.5% in 2005 due to a decline in the gross profit margin in Film Products. The gross profit margin in Film Products declined as a result of higher average selling prices to cover higher average resin costs over the last 12 months and the lag in the pass-through of higher average resin costs in the third quarter compared with the second quarter of 2006, partially offset by a gain of $1.2 million for LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income) related to the shutdown of the facility in LaGrange, Georgia. The estimated resin pass-through lag was negative $1.5 million in the third quarter of 2006 versus none in the third quarter of 2005.

As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.1% in the third quarter of 2006 compared with 6.5% in 2005 due primarily to higher sales.

R&D expenses increased to $2.0 million in the third quarter of 2006 from $1.9 million in 2005 and relate entirely to Film Products.

Plant shutdowns, asset impairments and restructurings and related items in the third quarter of 2006 shown in the segment operating profit table on page 22 include:

•
A net pretax gain of $1 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.2 million for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income), partially offset by other shutdown-related costs of $198,000;

•
A pretax charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income); and

•	A pretax charge of $494,000 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey.

Plant shutdowns, asset impairments and restructurings and related items in the third quarter of 2005 shown in the segment operating profit table on page 22 include:

•
Pretax charges of $906,000 for severance and other employee-related costs in connection with restructurings in Film Products ($514,000), Aluminum Extrusions ($207,000), and at corporate headquarters ($185,000; included in "Corporate expenses, net" in the segment operating profit table);

•
A net pretax charge of $595,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $657,000 in pretax charges for employee relocation and recruitment is included in "Selling, general and administrative expenses" in the consolidated statements of income);

•	A pretax charge of $198,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario; and
•	Pretax charges of $117,000 for accelerated depreciation related to restructurings in Film Products.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $315,000 in the third quarter of 2006 and $146,000 in 2005. Interest expense increased to $1.3 million in the third quarter of 2006 compared with $1.2 million in 2005. Average debt outstanding and interest rates were as follows:

	Three Months Ended Sept. 30
(In Millions)	2006	2005
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$83.8	$112.0
Average interest rate	6.2%	4.8%
Fixed-rate and other debt:
Average outstanding debt balance	$3.8	$5.8
Average interest rate	4.0%	5.8%
Total debt:
Average outstanding debt balance	$87.6	$117.8
Average interest rate	6.1%	4.8%

The effective tax rate declined to 32.7% in the third quarter of 2006 compared with 36.8% in 2005 primarily due to favorable adjustments aggregating $658,000 (4.6% of income before income taxes for the third quarter of 2006) for income tax rate changes relating to deferred income tax assets and liabilities, an investment tax credit refund claim in Canada and accrual-to-return adjustments.

First Nine Months of 2006 Compared with First Nine Months of 2005

Overall, sales in the first nine months of 2006 increased by 18.1% compared with 2005. Net sales (sales less freight) increased 11.2% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by higher raw material costs. Net sales increased 25.1% in Aluminum Extrusions due to higher volume (up 8.5%) and selling prices. For more information on net sales and volume, see the executive summary beginning on page 15.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.6% in the first nine months of 2006 from 13.1% in 2005.  At Film Products, an overall higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials. Margins also benefited from a favorable lag in the pass-through to customers of changes in resin costs (about $1 million in the first nine months of 2006 compared with $1.5 million in 2005) and a gain of $2.6 million for LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income) related to the shutdown of the facility in LaGrange, Georgia. At Aluminum Extrusions, gross profit increased but the gross profit margin percentage declined primarily due to higher selling prices to cover higher aluminum costs and margin compression caused by rapidly increasing aluminum costs.

As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.0% in the first nine months of 2006 compared with 6.9% in 2005 due primarily to higher sales and the divestiture of substantially all of our interest in AFBS, Inc. (formerly known as Therics, Inc.) at the end of the second quarter of 2005.

R&D expenses declined to $6.1 million in the first nine months of 2006 from $7.2 million in 2005 primarily due to the divestiture of substantially all of our interest in AFBS.

Plant shutdowns, asset impairments and restructurings and related items in the first nine months of 2006 shown in the segment operating profit table on page 22 include:

•
A net pretax gain of $1.4 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2.6 million for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income), partially offset by severance and other costs of $1 million and asset impairment charges of $130,000;

•	Pretax charges of $1 million for asset impairments in Film Products;
•
A pretax charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income);

•	Pretax charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000); and
•	A pretax charge of $494,000 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey.

Plant shutdowns, asset impairments and restructurings and related items in the first nine months of 2005 shown in the segment operating profit table on page 22 include:

•
A pretax charge of $10 million related to the sale or assignment of substantially all of Therics' assets, including asset impairment charges of $5.6 million, lease-related losses of $3 million and severance and other transaction-related costs of $1.4 million;

•
Pretax charges of $1.8 million related to severance and other employee-related costs associated with restructurings in Film Products ($991,000), Aluminum Extrusions ($648,000) and at corporate headquarters ($185,000; included in “Corporate expenses, net” in the segment operating profit table);

•
A pretax gain of $1.6 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1.8 million gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income), partially offset by shutdown-related expenses of $225,000;

•
A pretax charge of $1 million for process reengineering costs associated with the implementation of a new information system in Film Products (included in "Costs of goods sold" in the consolidated statements of income);

•
A net pretax charge of $725,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1.2 million in pretax charges for employee relocation and recruitment is included in "Selling, general and administrative expenses" in the consolidated statements of income);

•
A pretax gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630,000 gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23,000;

•
A pretax charge of $597,000 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including $1.1 million of shutdown-related costs, partially offset by the reversal to income of certain severance and employee-related accruals of $474,000; and

•	Pretax charges of $322,000 for accelerated depreciation related to restructurings in Film Products.

In the nine months ended September 30, 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table on page 22. In the nine months ended September 30, 2005, a pretax gain on the sale of corporate real estate of $61,000 (proceeds of $151,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table on page 22. In the nine months ended September 30, 2005, a pretax gain for interest receivable on tax refund claims of $508,000 is included in "Other income (expense), net" in the consolidated statements of income and "Corporate expenses, net" in the segment operating profit table on page 22.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $822,000 in the first nine months of 2006 and $386,000 in 2005. Interest expense increased to $4.2 million in the first nine months of 2006 compared with $3.3 million in 2005. Average debt outstanding and interest rates were as follows:

	Nine Months Ended Sept. 30
(In Millions)	2006	2005
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$98.2	$110.5
Average interest rate	5.8%	4.3%
Fixed-rate and other debt:
Average outstanding debt balance	$4.9	$5.9
Average interest rate	5.9%	5.3%
Total debt:
Average outstanding debt balance	$103.1	$116.4
Average interest rate	5.8%	4.4%

The effective tax rate declined to 36.6% in the first nine months of 2006 compared with 38.4% in 2005 primarily due to favorable adjustments aggregating $658,000 (1.5% of income before income taxes for the first nine months of 2006) for income tax rate changes relating to deferred income tax assets and liabilities, an investment tax credit refund claim in Canada and accrual-to-return adjustments.

Business Segment Review

The following tables present Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Net Sales
Film Products	$134,961	$116,350	$382,697	$344,305
Aluminum Extrusions	154,030	118,085	443,025	354,014
AFBS (formerly Therics)	-	-	-	252
Total net sales	288,991	234,435	825,722	698,571
Add back freight	7,265	6,281	20,989	18,626
Sales as shown in the Consolidated Statements of Income	$296,256	$240,716	$846,711	$717,197

Operating Profit
Film Products:
Ongoing operations	$13,770	$13,822	$42,611	$36,796
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	1,022	(1,225)	207	(812)

Aluminum Extrusions:
Ongoing operations	5,407	4,362	15,947	14,580
Plant shutdowns, asset impairments and restructurings	(920)	(406)	(1,434)	(1,246)

AFBS (formerly Therics):
Ongoing operations	-	-	-	(3,467)
Loss on investment in Therics, LLC	-	(91)	(25)	(91)
Plant shutdowns, asset impairments and restructurings	(494)	-	(494)	(10,049)

Total	18,785	16,462	56,812	35,711
Interest income	315	146	822	386
Interest expense	1,331	1,196	4,231	3,252
Gain on sale of corporate assets	-	-	56	61
Stock option-based compensation costs	215	-	708	-
Corporate expenses, net	3,148	3,290	9,909	8,025
Income before income taxes	14,406	12,122	42,842	24,881
Income taxes	4,716	4,465	15,687	9,542
Net income	$9,690	$7,657	$27,155	$15,339

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

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2005 to September 30, 2006 are summarized below:

•	Accounts receivable increased significantly by $39.9 million (33%).
-
Accounts receivable in Film Products increased by $17.0 million due to higher sales. Days sales outstanding (“DSO”) was 51 at September 30, 2006 compared with an average of 50 over the last four quarters.

-	Accounts receivable in Aluminum Extrusions increased by $24.4 million due to higher sales. DSO was about 45, consistent with the average over the last four quarters.
•	Inventories decreased by $3.7 million (5.9%).
-
Inventory days were 38 in Film Products, which was about 6 days below the average over the last four quarters and indicative of the success achieved by our inventory management program initiated at the beginning of the year.

-	Inventory days were 24 in Aluminum Extrusions consistent with the level at June 30, 2006, and about 2 days below the average over the last four quarters.
•
Net property, plant and equipment was up $3.9 million (1.2%) due primarily to appreciation of foreign currencies relative to the U.S. Dollar ($6.6 million), capital expenditures of $31.7 million compared with depreciation of $32.6 million, and asset impairments in Film Products of $1.2 million.

•	Accounts payable increased significantly by $26.6 million (43%).

-	Accounts payable days were 30 in Film Products, about 1 day above the average over the last four quarters.
-	Accounts payable days were 33 in Aluminum Extrusions, about even with the average over the last four quarters.
•
Accrued expenses increased by $9.8 million (27.1%) primarily due to incentive compensation accruals ($2.5 million), revenue received in advance of shipment ($2.1 million), timing of payroll and related tax disbursements ($1.9 million), higher estimated liabilities for healthcare, workers compensation, property and casualty loss claims ($1.1 million) and the accrual for expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia ($920,000).

•
Deferred income tax liabilities increased by $12.1 million (16.3%) primarily due to utilization of income tax credit carry-forwards ($7.6 million) and an increase in the foreign currency translation adjustment included in shareholders’ equity ($3.3 million).

Cash provided by operating activities was $76.3 million in the first nine months of 2006 compared with $35.4 million in 2005. The increase is due primarily to improved operating results, higher deferred income taxes and lower incremental working capital investment.

Cash used in investing activities was $32.0 million in the first nine months of 2006 compared with $44.9 million in 2005 due primarily to lower capital expenditures.

Capital expenditures in the first nine months of 2006 in Film Products primarily included the continued expansion of capacity for surface protection films and elastic materials, a new information system and normal replacement of machinery and equipment. Capital expenditures for all of 2006 are expected to be approximately $40 million in Film Products and about $8 million in Aluminum Extrusions.

Net capitalization and indebtedness as defined under our revolving credit agreement as of September 30, 2006 are as follows:

Net Capitalization and Indebtedness as of Sept. 30, 2006
(In Thousands)
Net capitalization:
Cash and cash equivalents	$29,842
Debt:
$300 million revolving credit agreement maturing December 15, 2010	75,000
Other debt	3,094
Total debt	78,094
Debt net of cash and cash equivalents	48,252
Shareholders' equity	514,897
Net capitalization	$563,149

Indebtedness as defined in revolving credit agreement:
Total debt	$78,094
Face value of letters of credit	5,907
Liabilities relating to derivative financial instruments	401
Indebtedness	$84,402

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $224 million was available to borrow at September 30, 2006. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At September 30, 2006, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 87.5 basis points.

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
As of September 30, 2006 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2006:
Net income	$28,045
Plus:
After-tax losses related to discontinued operations	-
Total income tax expense for continuing operations	16,118
Interest expense	5,552
Charges related to stock option grants and awards accounted for under the fair value-based method	708
Losses related to the application of the equity method of accounting	79
Depreciation and amortization expense for continuing operations	43,055
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $4,236)	13,311
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(1,022)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $1,723)	(4,332)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	-
Adjusted EBITDA as defined in revolving credit agreement	101,514
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,055)
Adjusted EBIT as defined in revolving credit agreement	$58,459
Shareholders' equity at September 30, 2006	$514,897
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	0.83x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.53x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$114,023
Minimum adjusted shareholders' equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$365,941
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

We believe that as of September 30, 2006, we were, and currently we are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of September 30, 2006, we had fixed prices through natural gas suppliers for a portion of our expected usage through the first quarter of 2007. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

We sell to customers in foreign markets through our foreign operations and through exports from our U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first nine months of 2006 and 2005 are as follows:

Percentage of Net Sales from Manufacturing
Operations Related to Foreign Markets*
	Nine Months Ended Sept. 30
	2006		2005
	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations
Canada	4%	16%	5%	15%
Europe	1	12	1	14
Latin America	-	2	1	2
Asia	5	4	4	4
Total	10%	34%	11%	35%
*	Based on consolidated net sales from manufacturing operations (excludes AFBS).

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

The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit of about $1 million and $2.7 million in the three and nine months ended September 30, 2006, respectively, compared with 2005. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the change in value of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a positive impact on operating profit in the third quarter of 2006 of about $250,000 compared with 2005, and a slight positive impact on operating profit in the first nine months of 2006 compared with 2005.

We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada. In addition, in May and August of 2006 we purchased average rate call options and sold average rate put options through a large financial institution on the Canadian Dollar/U.S. Dollar to partially hedge our exposure in the second, third and fourth quarters of 2006 to U.S. Dollar-denominated sales of extrusions manufactured at our facilities in Canada. The hedge notional amount ($2.5 million for the second half of the second quarter, $5 million for the third quarter and $6.5 million for the fourth quarter) represents about 35 - 55% of our economic exposure. The call premium paid less put premium received was zero (“zero-cost collar”). The strike prices on the puts and calls were a Canadian Dollar equal to 88.5 cents and 95 cents, respectively, in the second quarter of 2006, 87.49 cents and 95 cents, respectively, in the third quarter of 2006 and 86.5 cents and 93.24 cents, respectively, in the fourth quarter of 2006. The second- and third- quarter puts and calls expired worthless as the average value for the period of the Canadian Dollar was 89.95 and 89.19 cents, respectively. The estimated fair value of the third quarter puts and calls at September 30, 2006 was immaterial (an unrealized loss of $1,023). The pay-off grid for the third-quarter hedge for a Canadian Dollar average value of $.815 to $1.065 is shown below:

CAD Per USD	CAD USD Equiv.	Amount Tredegar Receives (Pays) Counter-Party
1.2270	0.8150	$(375,719)
1.1905	0.8400	(187,858)
1.1561	0.8650	-
1.1236	0.8900	-
1.0929	0.9150	-
1.0638	0.9400	52,982
1.0363	0.9650	227,263
1.0101	0.9900	401,544
0.9852	1.0150	575,826
0.9615	1.0400	750,107
0.9390	1.0650	924,389

Trends for the Euro, Canadian Dollar and Hungarian Forint are shown in the chart below:

Item 4.	Controls and Procedures.

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

During the first nine months of 2006, we installed a new information system in Film Products at several U.S. locations and expect to complete installation at Film Products’ remaining U.S. locations by the end of 2006. This was the only change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to a Consent Agreement and Final Order (“CAFO”) that became effective May 9, 2006, Aluminum Extrusions (i) paid a civil penalty of $30,422 and (ii) undertook a supplemental environmental project ("SEP") in an amount of at least $208,170 ("Minimum SEP Expenditure"). The CAFO requires that the SEP be fully implemented within one year of the CAFO's effective date. On July 6, 2006, Aluminum Extrusions completed the SEP at a cost of $296,432. Management believes that the SEP was completed in a satisfactory and timely manner and expects to send a report to the EPA in the fourth quarter of 2006. If, however, the EPA rules that the SEP was not completed satisfactorily or failed to spend at least the Minimum SEP Expenditure, Aluminum Extrusions could be responsible under the CAFO for additional penalties of up to $91,000.

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

•
Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, restrictions on foreign trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our foreign income, nationalization of private enterprises and unexpected adverse changes in foreign laws and regulatory requirements.

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

•
Continued growth in Film Products' sale of high value protective film products is not assured. A shift in our customers' preference to new or different products could have a material adverse effect on our sale of protective films. Similarly, a decline in consumer demand for notebook computers or liquid crystal display (LCD) monitors or a decline in the rate of growth in purchases of LCD televisions could have a significant negative impact on protective film sales.

•
Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on Film Products. Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a significant adverse impact on Film Products.

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

Effective as of October 1, 2006, the Board of Directors elected, and the Company hired, McAlister C. Marshall, II, as Vice President, General Counsel and Corporate Secretary, with an annual base salary of $250,000. In connection with his hiring, Mr. Marshall received options to purchase 10,000 shares of the Company's common stock, which will become exercisable on October 2, 2008, at an exercise price of $16.31 per share and will expire on October 2, 2013; 2,000 restricted shares of the Company's common stock ($16.31 per share on the date of grant), which will vest on October 2, 2009; and a cash signing bonus of $20,000, which will be repayable to the Company by Mr. Marshall if he voluntarily terminates his employment with the Company before October 3, 2007. Mr. Marshall is not eligible to receive a payment under the Company’s 2006 Annual Incentive Plan.

Item 6.	Exhibits.

Exhibit Nos.

10.22	Form of Notice of Stock Award and Stock Award Terms and Conditions.

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

Tredegar Corporation
(Registrant)

Date:	November 8, 2006	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)