Form 10-K
period 2006-12-31
TREDEGAR CORP
filed 2007-03-02
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second quarter): $479,651,105*

Number of shares of Common Stock outstanding as of January 31, 2007: 39,382,964 (38,790,297 as of June 30, 2006)

* In determining this figure, an aggregate of 8,471,011 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2006, as reported by The Wall Street Journal.

Documents Incorporated By Reference

Portions of the Tredegar Corporation (“Tredegar”) Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission and mail it to shareholders on or about March 28, 2007.

Index to Annual Report on Form 10-K
Year Ended December 31, 2006

* Items 11 and 14 and portions of Items 10, 12 and 13 are incorporated by reference from the Proxy Statement.

The Securities and Exchange Commission (the “SEC”) has not approved or disapproved of this report or passed upon its accuracy or adequacy.

Index

PART I

Item 1.	BUSINESS

Description of Business

Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. Financial information related to Tredegar’s films and aluminum segments included in Note 3 to the notes to financial statements is incorporated herein by reference.

Film Products

Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics and laminate materials primarily for personal and household care products and packaging and surface protection applications. These products are produced at locations in the United States and at plants in The Netherlands, Hungary, Italy, China and Brazil. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal and Household Care Materials. Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and laminate materials for personal care markets, including:

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

Raw Materials. The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of polyethylene and polypropylene resins in the immediate future. Film Products also buys polypropylene-based nonwoven fabrics based on these same resins, and we believe there will be an adequate supply of these materials in the immediate future.

Index

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $255 million in 2006, $237 million in 2005 and $226 million in 2004 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Research and Development and Intellectual Property. Film Products has technical centers in Richmond, Virginia; Terre Haute, Indiana; Chieti, Italy; and Shanghai, China; and holds 189 issued patents (73 of which are issued in the U.S.) and 110 trademarks (10 of which are issued in the U.S.). Expenditures for research and development (“R&D”) have averaged $7.4 million annually over the past three years.

Aluminum Extrusions

The William L. Bonnell Company, Inc. and its subsidiaries (together, "Aluminum Extrusions") produce soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables markets.

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

Aluminum Extrusions sales volume by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume
by Market Segment
	2006	2005	2004
Building and construction:
Commercial	48	44	41
Residential	14	18	21
Distribution	19	16	13
Transportation	9	9	10
Machinery and equipment	5	6	7
Electrical	3	4	5
Consumer durables	2	3	3
Total	100	100	100

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be an adequate supply of aluminum and other required raw materials and supplies in the immediate future.

Intellectual Property. Aluminum Extrusions holds two U.S. patents and two U.S. trademarks.

Index

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products. We routinely apply for patents on significant developments in this business. Our patents have remaining terms ranging from 1 to 19 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar’s spending for R&D activities in 2006, 2005 and 2004 was related to Film Products and AFBS, Inc. (formerly known as Therics, Inc.). R&D spending at Film Products was approximately $8.1 million in 2006, $6.6 million in 2005 and $7.5 million in 2004.

On June 30, 2005, substantially all of the assets of AFBS, a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS had operating losses of $3.5 million during the first six months of 2005 and $9.8 million in 2004. There was no R&D spending at AFBS in 2006. R&D spending at AFBS was approximately $2.4 million in 2005 and $7.8 million in 2004.

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

Employees. Tredegar employed approximately 3,000 people at December 31, 2006.

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

General

•
Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices have risen significantly, and may continue to do so in the future. Tredegar attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

Index

•
Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, staffing and managing widespread operations, restrictions on foreign trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our foreign income, nationalization of private enterprises and unexpected adverse changes in foreign laws and regulatory requirements.

•
Non-compliance with any of the covenants in our $300 million credit facility could result in all outstanding debt under the agreement becoming due, which could have an adverse effect on our financial condition or liquidity. The credit agreement governing our credit facility contains restrictions and financial covenants that could restrict our financial flexibility. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could have an adverse effect on our financial condition and liquidity.

Film Products

•
Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 23% of Tredegar Corporation’s net sales in 2006, 25% in 2005 and 27% in 2004. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes and (iii) delays in P&G rolling out products utilizing new technologies developed by Tredegar. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

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

Index

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

Index

We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at 50-95% of capacity. Our corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

Our principal plants and facilities are listed below:

Film Products

Locations in the United States
Lake Zurich, Illinois
Pottsville, Pennsylvania
Red Springs, North Carolina (leased)
Richmond, Virginia (technical center) (leased)
Terre Haute, Indiana (technical center and production facility)
Locations in Foreign Countries Chieti, Italy (technical center) Guangzhou, China Kerkrade, The Netherlands Rétság, Hungary Roccamontepiano, Italy São Paulo, Brazil Shanghai, China	Principal Operations Production of plastic films and laminate materials

Aluminum Extrusions Locations in the United States Carthage, Tennessee Kentland, Indiana Newnan, Georgia	Locations in Canada Pickering, Ontario Richmond Hill, Ontario Ste Thérèse, Québec Woodbridge, Ontario (leased)	Principal Operations Production of aluminum extrusions, fabrication and finishing

Item 3.	LEGAL PROCEEDINGS

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

Pursuant to a Consent Agreement and Final Order (“CAFO”) that became effective May 9, 2006, Aluminum Extrusions (i) paid a civil penalty of $30,422 and (ii) undertook a supplemental environmental project ("SEP") in an amount of at least $208,170 ("Minimum SEP Expenditure"). The CAFO requires that the SEP be fully implemented within one year of the CAFO's effective date. On July 6, 2006, Aluminum Extrusions completed the SEP at a cost of $296,432. Management sent a report to the EPA in the fourth quarter of 2006 indicating that it believes that the SEP was completed in a satisfactory and timely manner. If, however, the EPA rules that the SEP was not completed satisfactorily or failed to spend at least the Minimum SEP Expenditure, Aluminum Extrusions could be responsible under the CAFO for additional penalties of up to $91,000.

Index

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 39,286,079 shares of common stock held by 3,482 shareholders of record on December 31, 2006.

The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2006		2005
	High	Low	High	Low
First quarter	$16.65	$13.06	$20.19	$16.08
Second quarter	16.89	13.84	17.56	14.52
Third quarter	16.94	14.39	16.67	12.09
Fourth quarter	23.32	16.31	13.16	11.76

The closing price of our common stock on February 20, 2007 was $23.86.

Dividend Information

We have paid a dividend every quarter since becoming a public company in July 1989. During 2006, 2005 and 2004, our quarterly dividend was 4 cents per share.

All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our credit agreement and such other considerations as the Board deems relevant. See Note 8 beginning on page 59 for the restrictions contained in our credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

During 2006, 2005 and 2004, we did not purchase any shares of our common stock in the open market. Under a standing authorization from our board of directors announced on August 8, 2006, we may purchase up to 5 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Annual Meeting

Our annual meeting of shareholders will be held on May 17, 2007, beginning at 9:00 a.m. EDT at Lewis Ginter Botanical Garden, 1800 Lakeside Avenue, Richmond, Virginia, 23229. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about March 28, 2007.

Index

Comparative Tredegar Common Stock Performance

The following graph compares cumulative total shareholder returns for Tredegar, the S&P 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2006. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

Inquiries

Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to:

National City Bank
Dept. 5352
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44101-4301
Phone: 800-622-6757
E-mail: shareholder.inquiries@nationalcity.com

All other inquiries should be directed to:

Tredegar Corporation
Investor Relations Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone: 800-411-7441
E-mail: invest@tredegar.com
Web site: www.tredegar.com

Index

Quarterly Information

We do not generate or distribute quarterly reports to shareholders. Information on quarterly results can be obtained from our website. In addition, we file quarterly, annual and other information electronically with the SEC, which can be accessed on its website at www.sec.gov.

Legal Counsel	Independent Registered Public Accounting Firm
Hunton & Williams LLP Richmond, Virginia	PricewaterhouseCoopers LLP Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

The tables that follow on pages 10-16 present certain selected financial and segment information for the eight years ended December 31, 2006.

Index

EIGHT-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2006		2005		2004		2003	2002		2001		2000		1999
(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$1,116,525		$956,969		$861,165		$738,651	$753,724		$779,157		$879,475		$828,015
Other income (expense), net	1,444	(b)	(544	) (c)	15,604	(d)	7,853	546		1,255		1,914		972
	1,117,969		956,425		876,769		746,504	754,270		780,412		881,389		828,987
Cost of goods sold	944,839	(b)	810,621	(c)	717,120	(d)	606,242	582,658		618,323		706,817		648,254
Freight	28,096		24,691		22,398		18,557	16,319		15,580		17,125		15,221
Selling, general & administrative expenses	68,360	(b)	64,723	(c)	60,030	(d)	53,341	52,252		47,954		47,321		44,675
Research and development expenses	8,088		8,982		15,265		18,774	20,346		20,305		15,305		11,500
Amortization of intangibles	149		299		330		268	100		4,914		5,025		3,430
Interest expense	5,520		4,573		3,171		6,785	9,352		12,671		17,319		9,088
Asset impairments and costs associated with exit and disposal activities	4,080	(b)	16,334	(c)	22,973	(d)	11,426 (e)	3,884	(f)	16,935	(g)	23,791	(h)	4,628 (i)
Unusual items	-		-		-		1,067 (e)	(6,147	) (f)	(971	) (g)	(762	) (h)	-
	1,059,132		930,223		841,287		716,460	678,764		735,711		831,941		736,796
Income from continuing operations before income taxes	58,837		26,202		35,482		30,044	75,506		44,701		49,448		92,191
Income taxes	20,636	(b)	9,973		9,222	(d)	10,717	26,881		13,950	(g)	18,135		32,728
Income from continuing operations (a)	38,201		16,229		26,260		19,327	48,625		30,751		31,313		59,463
Discontinued operations (a):
Income (loss) from venture capital investment activities	-		-		2,921		(46,569)	(42,428)		(16,627)		83,640		(4,626)
Income (loss) from operations of Molecumetics	-		-		-		891	(8,728)		(5,768)		(3,577)		(2,189)
Income from discontinued energy segment	-		-		-		-	-		1,396		-		-
Income (loss) from discontinued operations (a)	-		-		2,921		(45,678)	(51,156)		(20,999)		80,063		(6,815)
Net income (loss)	$38,201		$16,229		$29,181		$(26,351)	$(2,531)		$9,752		$111,376		$52,648

Diluted earnings (loss) per share:
Continuing operations (a)	$.98		$.42		$.68		$.50	$1.25		$.79		$.80		$1.54
Discontinued operations (a)	-		-		.08		(1.19)	(1.32)		(.54)		2.06		(.18)
Net income (loss)	$.98		$.42		$.76		$(.69)	$(.07)		$.25		$2.86		$1.36

Refer to notes to financial tables on page 16.

Index

EIGHT-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2006	2005	2004	2003	2002	2001	2000	1999
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$13.15	$12.53	$12.45	$11.72	$12.08	$12.53	$13.07	$9.88
Cash dividends declared per share	.16	.16	.16	.16	.16	.16	.16	.16
Weighted average common shares outstanding during the period	38,671	38,471	38,295	38,096	38,268	38,061	37,885	36,992
Shares used to compute diluted earnings per share during the period	38,931	38,597	38,507	38,441	38,869	38,824	38,908	38,739
Shares outstanding at end of period	39,286	38,737	38,598	38,177	38,323	38,142	38,084	37,661
Closing market price per share:
High	23.32	20.19	20.25	16.76	24.72	21.70	32.00	32.94
Low	13.06	11.76	13.00	10.60	12.25	15.30	15.00	16.06
End of year	22.61	12.89	20.21	15.53	15.00	19.00	17.44	20.69
Total return to shareholders (j)	76.6%	(35.4)%	31.2%	4.6%	(20.2)%	9.9%	(14.9)%	(7.3)%

Financial Position:
Total assets	781,787	781,758	769,474	753,025	837,962	865,031	903,768	792,487
Cash and cash equivalents	40,898	23,434	22,994	19,943	109,928	96,810	44,530	25,752

Income taxes recoverable from sale of venture capital portfolio	-	-	-	55,000	-	-	-	-
Debt	62,520	113,050	103,452	139,629	259,280	264,498	268,102	270,000
Shareholders' equity (net book value)	516,595	485,362	480,442	447,399	462,932	477,899	497,728	372,228
Equity market capitalization (k)	888,256	499,320	780,066	592,889	574,845	724,706	664,090	779,112

Refer to notes to financial tables on page 16.

Index

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (1)

Segment	2006	2005	2004	2003	2002	2001	2000	1999
(In Thousands)

Film Products	$511,169	$460,277	$413,257	$365,501	$376,904	$382,740	$380,202	$342,300
Aluminum Extrusions	577,260	471,749	425,130	354,593	360,293	380,387	479,889	461,241
AFBS (formerly Therics)	-	252	380	-	208	450	403	161
Total ongoing operations (m)	1,088,429	932,278	838,767	720,094	737,405	763,577	860,494	803,702
Divested operations (a):
Fiberlux	-	-	-	-	-	-	1,856	9,092
Total net sales	1,088,429	932,278	838,767	720,094	737,405	763,577	862,350	812,794
Add back freight	28,096	24,691	22,398	18,557	16,319	15,580	17,125	15,221

Sales as shown in Consolidated Statements of Income	$1,116,525	$956,969	$861,165	$738,651	$753,724	$779,157	$879,475	$828,015

Refer to notes to financial tables on page 16.

Index

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2006		2005		2004		2003		2002		2001		2000		1999
(In Thousands)

Film Products:
Ongoing operations	$57,645		$44,946		$43,259		$45,676		$72,307		$61,787		$47,112		$59,554
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets and related income from LIFO inventory liquidations	221	(b)	(3,955	) (c)	(10,438	) (d)	(5,746	) (e)	(3,397	) (f)	(9,136	) (g)	(22,163	) (h)	(1,170	) (i)
Unusual items	-		-		-		-		6,147	(f)	-		-		-
Aluminum Extrusions:
Ongoing operations	22,031		19,302		22,637		15,117		27,304		25,407		52,953		56,501
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets	(1,434	) (b)	122	(c)	(10,553	) (d)	(644	) (e)	(487	) (f)	(7,799	) (g)	(1,628	) (h)	-
Gain on sale of land					-		1,385		-		-		-		-
Other	-		-		7,316	(d)	-		-		-		-		-
AFBS (formerly Therics):
Ongoing operations	-		(3,467)		(9,763)		(11,651)		(13,116)		(12,861)		(8,024)		(5,235)
Loss on investment in Therics, LLC	(25)		(145)		-		-		-		-		-		-
Plant shutdowns, asset impairments and restructurings	(637	) (b)	(10,318	) (c)	(2,041	) (d)	(3,855	) (e)	-		-		-		(3,458	) (i)
Unusual items	-		-		-		(1,067	) (e)	-		-		-		-
Divested operations (a):
Fiberlux	-		-		-		-		-		-		(264)		57
Unusual items	-		-		-		-		-		-		762	(h)	-
Total	77,801		46,485		40,417		39,215		88,758		57,398		68,748		106,249
Interest income	1,240		586		350		1,183		1,934		2,720		2,578		1,419
Interest expense	5,520		4,573		3,171		6,785		9,352		12,671		17,319		9,088
Gain on sale of corporate assets	56		61		7,560		5,155		-		-		-		712
Loss from write-down of investment in Novalux	-	(b)	5,000	(c)	-		-		-		-		-		-
Stock option-based compensation costs	970		-		-		-		-		-		-		-
Corporate expenses, net	13,770		11,357		9,674		8,724	(e)	5,834		2,746	(g)	4,559		7,101
Income from continuing operations before income taxes	58,837		26,202		35,482		30,044		75,506		44,701		49,448		92,191
Income taxes	20,636	(b)	9,973		9,222		10,717		26,881		13,950	(g)	18,135		32,728
Income from continuing operations	38,201		16,229		26,260		19,327		48,625		30,751		31,313		59,463
Income (loss) from discontinued operations (a)	-		-		2,921		(45,678)		(51,156)		(20,999)		80,063		(6,815)

Net income (loss)	$38,201		$16,229		$29,181		$(26,351)		$(2,531)		$9,752		$111,376		$52,648

Refer to notes to financial tables on page 16.

Index

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Identifiable Assets

Segment	2006	2005	2004	2003	2002	2001	2000	1999
(In Thousands)

Film Products	$498,961	$479,286	$472,810	$422,321	$379,635	$367,291	$367,526	$360,517
Aluminum Extrusions	209,395	214,374	210,894	185,336	176,631	185,927	210,434	216,258
AFBS (formerly Therics)	2,420	2,759	8,613	8,917	10,643	9,931	9,609	9,905
Subtotal	710,776	696,419	692,317	616,574	566,909	563,149	587,569	586,680
General corporate	30,113	61,905	54,163	61,508	52,412	40,577	30,214	22,419
Income taxes recoverable from sale of venture capital investment portfolio	-	-	-	55,000	-	-	-	-
Cash and cash equivalents	40,898	23,434	22,994	19,943	109,928	96,810	44,530	25,752
Identifiable assets from ongoing operations	781,787	781,758	769,474	753,025	729,249	700,536	662,313	634,851
Divested operations (a):
Fiberlux	-	-	-	-	-	-	-	7,859
Discontinued operations (a):
Venture capital	-	-	-	-	108,713	158,887	236,698	145,028
Molecumetics	-	-	-	-	-	5,608	4,757	4,749
Total	$781,787	$781,758	$769,474	$753,025	$837,962	$865,031	$903,768	$792,487

Refer to notes to financial tables on page 16.

Index

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2006	2005	2004	2003	2002	2001	2000	1999
(In Thousands)

Film Products	$31,847	$26,673	$21,967	$19,828	$20,085	$22,047	$23,122	$18,751
Aluminum Extrusions	12,323	11,484	10,914	10,883	10,506	11,216	9,862	9,484
AFBS (formerly Therics)	-	437	1,300	1,641	463	2,262	1,782	1,195
Subtotal	44,170	38,594	34,181	32,352	31,054	35,525	34,766	29,430
General corporate	111	195	241	270	353	329	315	253
Total ongoing operations	44,281	38,789	34,422	32,622	31,407	35,854	35,081	29,683
Divested operations (a):
Fiberlux	-	-	-	-	-	-	151	498
Discontinued operations (a):
Venture capital	-	-	-	-	-	-	18	22
Molecumetics	-	-	-	-	527	2,055	1,734	1,490
Total	$44,281	$38,789	$34,422	$32,622	$31,934	$37,909	$36,984	$31,693

Capital Expenditures, Acquisitions and Investments

Segment	2006	2005	2004	2003	2002	2001	2000	1999
(In Thousands)

Film Products	$33,168	$50,466	$44,797	$57,203	$24,063	$24,775	$53,161	$25,296
Aluminum Extrusions	7,381	11,968	10,007	8,293	4,799	8,506	21,911	16,388
AFBS (formerly Therics)	-	36	275	219	1,621	2,340	1,730	757
Subtotal	40,549	62,470	55,079	65,715	30,483	35,621	76,802	42,441
General corporate	24	73	572	93	60	519	384	606

Capital expenditures for ongoing operations	40,573	62,543	55,651	65,808	30,543	36,140	77,186	43,047
Divested operations (a):
Fiberlux	-	-	-	-	-	-	425	812
Discontinued operations (a):
Venture capital	-	-	-	-	-	-	86	-
Molecumetics	-	-	-	-	793	2,850	2,133	1,362
Total capital expenditures	40,573	62,543	55,651	65,808	31,336	38,990	79,830	45,221
Acquisitions and other	-	-	1,420	1,579	-	1,918	6,316	215,227
Novalux investment	542	1,095	5,000	-	-	-	-	-
Venture capital investments	-	-	-	2,807	20,373	24,504	93,058	81,747
Total	$41,115	$63,638	$62,071	$70,194	$51,709	$65,412	$179,204	$342,195

Refer to notes to financial tables on page 16.

Index

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

(b)
Plant shutdowns, asset impairments and restructurings for 2006 include a net gain of $1,454 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2,889 for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income) and a gain of $261 on the sale of related property and equipment (included in "Other income (expense), net" in the consolidated statements of income), partially offset by severance and other costs of $1,566 and asset impairment charges of $130, charges of $1,020 for asset impairments in Film Products, a charge of $920 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income), charges of $727 for severance and other employee-related costs in connection with restructurings in Film Products ($213) and Aluminum Extrusions ($514), and charges of $637 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey. Income taxes in 2006 include a reversal of a valuation allowance of $577 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux in 2005. Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicates that realization of related deferred tax assets is more likely than not.

(c)
Plant shutdowns, asset impairments and restructurings for 2005 include charges of $10,318 related to the sale or assignment of substantially all of AFBS' assets, charges of $2,221 related to severance and other employee-related costs in connection with restructurings in Film Products ($1,118), Aluminum Extrusions ($648) and corporate headquarters ($455, included in "Corporate expenses, net" in the operating profit by segment table), a charge of $2,101 related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, a net gain of $1,667 related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a gain on the sale of the facility ($1,816, included in "Other income (expense), net" in the consolidated statements of income), partially offset by shutdown-related expenses ($225), a net gain of $1,265 related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including a gain on the sale of the facility ($1,667, included in "Other income (expense), net" in the consolidated statements of income), shutdown-related costs ($1,111), partially offset by the reversal to income of certain accruals associated with severance and other costs ($709), a charge of $1,019 for process reengineering costs associated with the implementation of a global information system in Film Products (included in "Costs of goods sold" in the consolidated statements of income), a net charge of $843 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1,363 in charges for employee relocation and recruitment is included in "Selling, general & administrative expenses" in the consolidated statements of income); a gain of $653 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a gain on the sale of the facility ($630, included in "Other income (expense), net" in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals ($23), charges of $583 for asset impairments in Film Products, a gain of $508 for interest receivable on tax refund claims (included in "Corporate expenses, net" in the operating profit by segment table and "Other income (expense), net" in the consolidated statements of income), a charge of $495 in Aluminum Extrusions, including an asset impairment ($597), partially offset by the reversal to income of certain shutdown-related accruals ($102), charges of $353 for accelerated depreciation related to restructurings in Film Products, and a charge of $182 in Film Products related to the write-off of an investment. As of December 31, 2005, the investment in Novalux, Inc. of $6,095 was written down to estimated fair value of $1,095. The loss from the write-down, $5,000, is included in "Other income (expense), net" in the consolidated statements of income.

(d)
Plant shutdowns, asset impairments and restructurings for 2004 include a charge of $10,127 related to the planned shutdown of the aluminum extrusions plant in Aurora, Ontario, a charge of $3,022 related to the sale of the films business in Argentina, charges of $2,572 related to accelerated depreciation from plant shutdowns and restructurings in Film Products, charges of $2,459 related to severance and other costs associated with plant shutdowns in Film Products, charges of $1,547 for severance and other employee-related costs associated with restructurings in AFBS ($735), Film Products ($532) and Aluminum Extrusions ($280), a charge of $1,306 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey, a charge of $1,278 (of this amount, $59 for employee relocation is included in "Selling, general & administrative expenses" in the consolidated statements of income) related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products and charges of $575 in Film Products and $146 in Aluminum Extrusions related to asset impairments. Income taxes in 2004 include a tax benefit of $4,000 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000. The other pretax gain of $7,316 included in the Aluminum Extrusions section of the operating profit by segment table is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in 2004 and recognized receivables at present value for future amounts due ($1,497 received in February of 2005 and $1,717 received in February 2006). The gain from the insurance settlement is included in "Other income (expense), net" in the consolidated statements of income, while the accruals for expected future environmental costs are included in "Cost of goods sold."

(e)
Plant shutdowns, asset impairments and restructurings for 2003 include charges of $4,514 for severance costs in connection with restructurings in Film Products ($1,922), Aluminum Extrusions ($256), AFBS ($1,155) and corporate headquarters ($1,181, included in "Corporate expenses, net" in the operating profit by segment table), charges of $2,776 for asset impairments in the films business, charges of $2,700 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey, a charge of $611 primarily related to severance costs associated with the shutdown of the films plant in New Bern, North Carolina, a charge of $388 related to an early retirement program in our aluminum business and charges of $437 for additional costs incurred related to plant shutdowns in our films business. Unusual items for 2003 include a charge of $1,067 related to an adjustment for depreciation and amortization at AFBS based on our decision to suspend divestiture efforts.

(f)
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

(g)
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

(h)
Plant shutdowns, asset impairments and restructurings for 2000 include a charge of $17,870 related to excess capacity in the films business, a charge of $1,628 related to restructuring at our aluminum extrusions plant in El Campo, Texas, and a charge of $4,293 for the shutdown of the films plant in Manchester, Iowa. Unusual items in 2000 include a gain of $762 for the sale of Fiberlux.

(i)
Plant shutdowns, asset impairments and restructurings for 1999 include a charge of $3,458 related to a write-off of in-process research and development expenses associated with the AFBS acquisition and a charge of $1,170 for the write-off of excess packaging film capacity.

(j)	Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(k)	Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.
(l)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.
(m)
Net sales include sales to P&G totaling $255,414 in 2006, $236,554 in 2005, and $226,122 in 2004. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

Index

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Some of the risk factors that may cause such a difference are summarized on pages 3-5 and are incorporated herein.

Executive Summary

General

Tredegar is a manufacturer of plastic films and aluminum extrusions. Descriptions of our businesses are provided on pages 1-5.

Income from continuing operations was $38.2 million (98 cents per diluted share) in 2006 compared with $16.2 million (42 cents per diluted share) in 2005. Gains on the sale of assets, investment write-downs and other items and losses related to plant shutdowns, assets impairments and restructurings are described in results of operations beginning on page 20. The business segment review begins on page 33.

Film Products

In Film Products, net sales were $511.2 million in 2006, up 11.1% versus $460.3 million in 2005. Operating profit from ongoing operations was $57.6 million in 2006, up 28.3% compared to $44.9 million in 2005. Operating profit from ongoing operations excluding the estimated effects of resin pass-through lag and year-end LIFO adjustments was $53.1 million in 2006, up 8.6% versus $48.9 million in 2005. Volume decreased to 253.5 million pounds in 2006 from 261.1 million pounds in 2005. We estimate that the growth in net sales excluding the effects of the pass-through of resin price changes and foreign exchange rate changes was approximately 6% in 2006. Sales and operating profit growth in 2006 were driven primarily by increased sales of high-value surface protection films, elastic materials and new apertured topsheets, partially offset by lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown of the plant in LaGrange, Georgia. The plant was shut down in the first half of 2006 and had sales of commodity barrier films of approximately $20 million in 2005.

Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Average quarterly prices of low-density polyethylene resin (“LDPE”) in the U.S. have been volatile over the last several years (see the chart on page 29). Resin prices in Europe, Asia and South America have exhibited similar trends.

Capital expenditures declined to $33.2 million in 2006 compared with $50.5 million in 2005. Capital expenditures in 2007 are expected to be approximately $35 million. Approximately half of the capital expenditures in 2006 related to expanding the production capacity for surface protection films. These films are primarily used to protect flat panel display components during fabrication, shipping and handling. Sales of surface protection films used primarily in this application totaled approximately $56 million in 2006, $30 million in 2005 and $16 million in 2004. Other capital expenditures in 2006 included capacity additions for elastic materials and a new information system, which was rolled out in U.S. locations. Depreciation expense was $31.7 million in 2006 compared with $26.5 million 2005, and is projected to be $34 million in 2007.

Aluminum Extrusions

In Aluminum Extrusions, net sales were $577.3 million in 2006, up 22.4% versus $471.7 million in 2005. Operating profit from ongoing operations was $22.0 million in 2006, up 14.0% compared to $19.3 million in 2005. Volume increased to 259.9 million pounds in 2006, up 5.5% compared to 246.4 million pounds in 2005. Growth in shipments in 2006 was driven by demand for extrusions used in commercial construction and hurricane protection products, partially offset by a decline in extrusions used in residential construction. The increase in operating profit during 2006 was primarily due to higher volume and selling prices and lower energy costs (energy costs were down $1.1 million), partially offset by appreciation of the Canadian Dollar ($2.8 million) and higher charges for possible uncollectible accounts ($1.4 million).

Index

Capital expenditures in 2006 were $7.4 million versus $12 million in 2005 and are expected to be approximately $14 million in 2007. Depreciation expense was $12.3 million in 2006 compared with $11.5 million in 2005, and is projected to be $12.8 million in 2007.

Other Developments

Consolidated net pension expense was $2.6 million in 2006, an increase of $5.3 million (9 cents per share after taxes) from the net pension income of $2.7 million recognized in 2005 (see Note 11 beginning on page 61 for more information). Most of this unfavorable change relates to a pension plan that is reflected in “Corporate expenses, net” in the segment operating profit table on page 13. We contributed $1.1 million to our pension plans in 2006 and expect required contributions of $1.1 million in 2007.

On October 26, 2006, we announced changes to our U.S. defined benefit (pension) and savings plans covering salaried and certain other employees. The changes had no impact on our net income or earnings per share in 2006. The changes relating to the pension plan reduced our projected benefit obligation by approximately $10 million as of December 31, 2006. In 2007, the changes to the pension plan are expected to reduce our service cost, interest cost and amortization of prior service cost components of pension expense by approximately $600,000, $600,000 and $1.5 million, respectively, and the savings plan changes are expected to increase charges for company matching contributions by approximately $700,000. Based on these changes and other factors, we expect pension income of $2.0 million in 2007, a favorable change of $4.6 million or 7 cents per share after taxes compared with 2006.

Effective December 31, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R). In accordance with this new standard we recognized the funded status of our pension and other postretirement plans in our balance sheet as of December 31, 2006, which included plan assets at fair value in excess of benefit obligations of $41.0 million. The adjustments in our balance sheet of our pension and other postretirement plans to recognize their funded status resulted in a decrease in prepaid pension cost of $27.7 million, an increase in related liabilities of $3.3 million, a decrease in non-current deferred income tax liabilities of $11.4 million and a decrease in shareholders’ equity of $19.6 million. Prepaid pension cost and related liabilities are included in “Other assets and deferred charges” and “Other noncurrent liabilities” in the consolidated balance sheets.

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires all stock-based compensation to be expensed and accounted for using a fair value-based method. The adoption of SFAS 123(R) and the granting of stock options in 2006 resulted in pretax charges for stock option-based compensation of $970,000 (2 cents per share after taxes) in 2006.

Strong cash flows from operations after investing activities and dividends of approximately $58 million and proceeds from the exercise of stock options of approximately $10 million resulted in a decline in net debt (total debt net of cash) of approximately $68 million in 2006. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 24.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Index

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

In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed, we recorded asset impairment losses for continuing operations related to long-lived identifiable assets of $1.2 million in 2006, $8.6 million in 2005 and $14.1 million in 2004.

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

The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. Our weighted average discount rate was 5.70% at the end of 2006, 5.70% at the end of 2005 and 6.00% at the end of 2004, with changes between periods due to changes in market interest rates. The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2006, 2005 and 2004. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. During 2006, 2005, 2004 and 2003, the value of our plan assets increased due to improved general market conditions after declining in 2002, 2001 and 2000. Our expected long-term return on plan assets has been 8.4% since 2004 based on market and economic conditions and asset mix (our expected return was 8.6% in 2003 and 9% in 2002 and prior years). See page 65 for more information on expected long-term return on plan assets and asset mix.

See the executive summary beginning on page 17 for further discussion regarding the financial impact of our pension plans.

Income Taxes

Many deductions for tax return purposes cannot be taken until the expenses are actually paid, rather than when the expenses are recorded for book purposes. In these circumstances, we accrue for the tax benefit expected to be received in future years if, in our judgment, it is more likely than not that we will receive such benefits. In addition, the amount and timing of certain current deductions (which reduce taxes currently payable or generate income tax refunds) require interpretation of tax laws. In these circumstances, we estimate and accrue income tax contingencies for differences in interpretation that may exist with tax authorities. On a quarterly basis, we review our judgments regarding income tax contingency accruals and the likelihood the benefits of a deferred tax asset will be realized. During the periodic reviews, we must consider a variety of factors, including the nature and amount of the tax income and expense items, the current tax statutes, the current status of audits performed by tax authorities and the projected future earnings. We believe the realization of our net deferred tax assets is reasonably assured and that our income tax contingency accruals are adequate as measured under existing accounting standards. As circumstances change, our valuation allowances for deferred tax assets, income tax contingency accruals and net earnings are adjusted accordingly in that period.

Index

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP is effective for the first fiscal year beginning after December 15, 2006. The FSP eliminates the accrual method of accounting for major maintenance activities, but continues to permit the use of the direct expensing, built-in overhaul and deferral methods. The FSP also continues to require accruals or deferrals for interim periods of annual costs that clearly benefit two or more interim periods. We are evaluating the FSP and have not determined whether or not it will have a material effect on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, clarifying the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We are evaluating the interpretation and have not determined if it will have a material effect on our financial position or results of operations.

Results of Operations

2006 versus 2005

Revenues. Sales in 2006 increased by 16.7% compared with 2005. Net sales (sales less freight) increased 11.1% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by higher raw material costs. Net sales increased 22.4% in Aluminum Extrusions due to higher volume (up 5.5%) and selling prices. For more information on net sales and volume, see the executive summary beginning on page 17.

Operating Costs and Expenses. Gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 12.9% in 2006 from 12.7% in 2005.  At Film Products, a higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials, partially offset by the effects of higher average selling prices to cover higher average resin costs. Margins in Film Products also improved in 2006 versus 2005 from a favorable lag in the pass-through to customers of changes in resin costs and income from LIFO inventory liquidations of approximately $7.4 million in 2006 (including $2.9 million of income shown in “Cost of goods sold” in the consolidated statements of income from LIFO liquidations related to the shutdown of the facility in LaGrange, Georgia) compared with an unfavorable net lag and LIFO adjustment in 2005 of approximately $4.0 million. At Aluminum Extrusions, a lower gross profit margin was primarily due to the effects of higher selling prices to cover higher aluminum costs and appreciation of the Canadian Dollar, partially offset by higher volume and selling prices and lower energy costs.

As a percentage of sales, selling, general and administrative (“SG&A”) expenses decreased to 6.1% in 2006 compared with 6.8% in 2005 due primarily to higher sales and the divestiture of substantially all of our interest in AFBS, Inc. (formerly known as Therics, Inc.) at the end of the second quarter of 2005. For more information on this divestiture, see the business segment review beginning on page 33.

R&D expenses declined to $8.1 million in 2006 from $9.0 million in 2005 primarily due to the divestiture of substantially all of our interest in AFBS.

Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets and related income from LIFO inventory liquidations, in 2006 totaled $1.9 million ($1.4 million after taxes) and included:

Index

•
A fourth quarter net gain of $14,000 ($8,000 after taxes), a third-quarter net gain of $1 million ($615,000 after taxes), a second-quarter net gain of $822,000 ($494,000 after taxes) and a first-quarter pretax charge of $404,000 ($243,000 after taxes) associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a pretax gain of $2.9 million for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income), severance and other costs of $1.6 million, asset impairment charges of $130,000 and a gain on the disposal of equipment of $261,000 (included in “Other income (expense), net” in the consolidated statements of income);

•
A third-quarter charge of $920,000 ($566,000 after taxes) related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income);

•
A fourth quarter charge of $143,000 ($93,000 after taxes) and a third quarter charge of $494,000 ($321,000 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey;

•
Second-quarter charges of $459,000 ($289,000 after taxes) and first-quarter charges of $268,000 ($170,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($514,000) and Film Products ($213,000); and

•	First-quarter charges of $1 million ($876,000 after taxes) for asset impairments relating to machinery & equipment in Film Products.

In 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table on page 13. Income taxes in 2006 include a reversal of a valuation allowance of $577,000 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux. Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicates that realization of related deferred tax assets is more likely than not.

For more information on costs and expenses, see the executive summary beginning on page 17.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $1.2 million in 2006 and $586,000 in 2005. Interest income was up primarily due to a higher average yield earned on cash equivalents. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense increased to $5.5 million in 2006 compared with $4.6 million in 2005. Average debt outstanding and interest rates were as follows:

(In Millions)	2006	2005
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$91.0	$110.0
Average interest rate	5.9%	4.5%
Fixed-rate and other debt:
Average outstanding debt balance	$4.4	$5.9
Average interest rate	6.5%	5.5%
Total debt:
Average outstanding debt balance	$95.4	$115.9
Average interest rate	5.9%	4.6%

Income Taxes. The effective tax rate declined to 35.1% in 2006 compared with 38.1% in 2005 due to the numerous variances between years that are shown in the effective tax rate reconciliation provided in Note 14 of the notes to financial statements.

Index

2005 versus 2004

Revenues. Overall, sales for 2005 increased 11.1% compared with 2004. Net sales (sales less freight) for Film Products increased 11.4% primarily due to sales of higher value-added products (mainly apertured, elastic and surface protection materials) and higher selling prices driven by higher raw material costs. Net sales for Aluminum Extrusions increased 11% primarily due to higher selling prices driven by higher raw material and energy costs and higher sales volume (volume was up 1.2%). For more information on net sales, see the business segment review beginning on page 33.

Operating Costs and Expenses. Gross profit (sales less cost of goods sold and freight) as a percentage of sales decreased to 12.7% in 2005 from 14.1% in 2004. At Film Products, the lower gross profit margin was driven primarily by higher resin costs, partially offset by higher overall gross profit from sales of higher value-added products. For more information on resin costs, see the executive summary beginning on page 17. At Aluminum Extrusions, the gross profit margin decreased in 2005 compared with 2004 primarily due to higher energy costs and strength of the Canadian Dollar, partially offset by price increases, higher volume and an energy surcharge.

As a percentage of sales, SG&A expenses decreased to 6.8% in 2005 compared with 7.0% in 2004 due to higher sales and the divestiture of substantially all of our interest in AFBS at the end of the second quarter of 2005, partially offset by the classification of certain costs at AFBS as operating versus R&D consistent with the commercialization of the company’s bone void filler products last year.

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

Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets, in 2005 totaled $14.6 million ($9.4 million after taxes) and included:

•
A fourth-quarter charge of $269,000 ($174,000 after taxes) and a second-quarter charge of $10 million ($6.5 million after taxes) related to the sale or assignment of substantially all of AFBS assets, including asset impairment charges of $5.6 million, lease-related losses of $3.3 million and severance (31 people) and other transaction-related costs of $1.4 million (see page 35 for additional information on the transaction);

•
Fourth-quarter charges of $397,000 ($256,000 after taxes), third-quarter charges of $906,000 ($570,000 after taxes), second-quarter charges of $500,000 ($317,000 after taxes) and first-quarter charges of $418,000 ($266,000 after taxes) related to severance and other employee-related costs associated with restructurings in Film Products ($1.1 million before taxes) and Aluminum Extrusions ($648,000 before taxes) and at corporate headquarters ($455,000 before taxes; included in “Corporate expenses, net” in the segment operating profit table on page 13) (an aggregate of 21 people were affected by these restructurings);

•
A fourth-quarter charge of $2.1 million ($1.3 million after taxes) related to the shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $1.6 million and severance (15 people) and other costs of $486,000;

•
A fourth-quarter gain of $1.9 million ($1.2 million after taxes), a third-quarter charge of $198,000 ($127,000 after taxes), a second-quarter net gain of $71,000 ($46,000 after taxes) and a first-quarter charge of $470,000 ($301,000 after taxes) related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including a $1.7 million gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income) and $1.1 million of shutdown-related costs partially offset by the reversal to income of certain accruals associated with severance and other costs of $709,000;

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

•
A first-quarter charge of $1 million ($653,000 after taxes) for process reengineering costs associated with the implementation of a global information system in Film Products (included in "Costs of goods sold" in the consolidated statements of income);

Index

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

Gain on sale of corporate assets in 2005 includes a pretax gain of $61,000 related to the sale of corporate real estate. This gain is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 13.

During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508,000 ($327,000 after taxes) (included in "Other income (expense), net" in the consolidated statements of income and "Corporate expenses, net" in the segment operating profit table on page 13).

During the fourth quarter of 2005, we recognized a pretax loss of $5 million ($3.8 million after taxes) from the write-down of our investment in Novalux, Inc. to estimated fair value at that time of $1.1 million. Novalux is a developer of laser technology for potential use in a variety of applications. The reduction in estimated fair value was due to longer than anticipated delays both in bringing the company’s technology to market and in obtaining key development partnerships as well as liquidity issues. The loss from the write-down is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 13. Subsequent to the first quarter of 2006, Novalux prospects improved and we invested an aggregate of $542,000 in May and September of 2006. As of December 31, 2006, our investment in Novalux was $6.6 million. Our carrying value in Novalux of $1.6 million and $1.1 million at December 31, 2006 and 2005, respectively, is included in “Other assets and deferred charges” in the consolidated balance sheet. Our voting ownership of Novalux as of December 31, 2006 is approximately 12% (11% on a fully diluted basis).
For more information on costs and expenses, see the business segment review beginning on page 33.

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

Index

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

Financial Condition

Assets and Liabilities

Changes in operating assets and liabilities from December 31, 2005 to December 31, 2006 are summarized below:

•	Accounts receivable increased $2.5 million (2.1%).
-	Accounts receivable in Film Products increased by $6.5 million due mainly to higher sales. Days sales outstanding (“DSO”) was 46 at December 31, 2006 compared with 45 days at December 31, 2005.
-	Accounts receivable in Aluminum Extrusions decreased by $2.1 million. DSO was about 45, consistent with last year.
-	Accounts receivable at Corporate declined by $1.9 million due to funds received from an insurance settlement in February 2006.
•	Inventories increased by $6.5 million (10.4%).
-
Inventories in Film Products increased by $3.4 million. Inventory days climbed to 43, up from 38 at September 30, 2006 due to a build-up in inventory caused by lower sales than expected. We believe that the unfavorable sales variance in the fourth quarter of 2006 is due to customer inventory corrections. Inventory days are still about 5 days below last year, which is indicative of the success achieved by the inventory management program initiated at the beginning of the year.

-	Inventories in Aluminum Extrusions increased by $3.1 million. Inventory days were 35 in Aluminum Extrusions at December 31, 2006 compared with 32 days at December 31, 2005.
•
Net property, plant and equipment was up $2.9 million (0.9%) due primarily to appreciation of foreign currencies relative to the U.S. Dollar ($9.1 million), capital expenditures of $40.6 million compared with depreciation of $44.1 million and asset impairments in Film Products of $1.2 million.

•	Accounts payable increased by $7.7 million (12.5%).
-	Accounts payable days were 29 in Film Products at December 31, 2006 compared with 28 days at December 31, 2005.
-	Accounts payable days were 27 in Aluminum Extrusions compared with 26 days at December 31, 2005.
•	Accrued expenses increased by $5.9 million (16.3%) due primarily to incentive compensation accruals (there was no significant incentive compensation earned in 2005) and the timing of payments.
•	Other noncurrent assets decreased and other noncurrent liabilities increased due primarily to the adoption of SFAS No. 158.
•
Net deferred income tax liabilities in excess of assets increased by $3.2 million due to numerous changes between years in the balance of the components shown in the December 31, 2006 and 2005 schedule of deferred income tax assets and liabilities provided in Note 14 of the notes to financial statements.

Index

Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2006 are as follows:

Net Capitalization and Indebtedness as of Dec. 31, 2006
(In Thousands)
Net capitalization:
Cash and cash equivalents	$40,898
Debt:
$300 million revolving credit agreement maturing December 15, 2010	60,000
Other debt	2,520
Total debt	62,520
Debt net of cash and cash equivalents	21,622
Shareholders' equity	516,595
Net capitalization	$538,217

Indebtedness as defined in revolving credit agreement:
Total debt	$62,520
Face value of letters of credit	5,907
Liabilities relating to derivative financial instruments	116
Indebtedness	$68,543

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $239 million was available to borrow at December 31, 2006. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At December 31, 2006, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

Index

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
For the Year Ended December 31, 2006 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in
Credit Agreement:
Net income	$38,201
Plus:
After-tax losses related to discontinued operations	-
Total income tax expense for continuing operations	20,636
Interest expense	5,520
Charges related to stock option grants and awards accounted for under the fair value-based method	970
Losses related to the application of the equity method of accounting	25
Depreciation and amortization expense for continuing operations	44,281
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,850)	5,000
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(1,240)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $317)	(3,206)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	-
Adjusted EBITDA as defined in Credit Agreement	110,187
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(44,281)
Adjusted EBIT as defined in Credit Agreement	$65,906
Indebtedness:
Total debt	$62,520
Face value of letters of credit	5,907
Indebtedness	$68,427
Shareholders' equity at December 31, 2006	$516,595
Computations of leverage and interest coverage ratios as defined in
Credit Agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.62x
Interest coverage ratio (adjusted EBIT-to-interest expense)	11.94x
Most restrictive covenants as defined in Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$119,546
Minimum adjusted shareholders' equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$371,464
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x

Minimum interest coverage ratio permitted	2.50x

Index

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

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2007	2008	2009	2010	2011	Remainder	Total
Debt	$.7	$.5	$.5	$60.4	$.2	$.2	$62.5
Operating leases:
AFBS (formerly Therics)	1.6	1.6	1.6	1.6	.4	-	6.8
Other	2.1	1.6	.5	.5	.3	.8	5.8
Capital expenditure commitments *	6.0	-	-	-	-	-	6.0
Total	$10.4	$3.7	$2.6	$62.5	$.9	$1.0	$81.1
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

Shareholders’ Equity

At December 31, 2006, we had 39,286,079 shares of common stock outstanding and a total market capitalization of $888.3 million, compared with 38,737,016 shares of common stock outstanding and a total market capitalization of $499.3 million at December 31, 2005.

During 2006, 2005 and 2004, we did not purchase any shares of our common stock in the open market. Under a standing authorization from our board of directors, we may purchase up to 5 million shares in the open market or in privately negotiated transactions at prices management deems appropriate.

Cash Flows

The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 44.

Cash provided by operating activities was $104.6 million in 2006 compared with $53.7 million in 2005. The increase is due primarily to improved operating results, higher deferred income taxes and lower incremental working capital investment (see assets and liabilities section on page 24 for discussion of working capital trends).

Cash used in investing activities was $40.6 million in 2006 compared with $55.0 million in 2005 due primarily to lower capital expenditures. Capital expenditures in 2006 in Film Products of $33.2 million (down from $50.5 million in 2005 and $1.5 million in excess of 2006 depreciation) primarily included the continued expansion of capacity for surface protection films and elastic materials, a new information system and normal replacement of machinery and equipment. Capital expenditures in Aluminum Extrusions were $7.4 million in 2006 compared to $12 million in 2005 and depreciation in 2006 of $12.3 million. See the executive summary beginning on page 17 and the business segment review beginning on page 33 for more information on capital expenditures.

Index

Net cash flow used in financing activities was $47.0 million in 2006 and included the use of cash generated from operating activities in excess of investing activities to pay dividends and repay amounts outstanding under our revolving credit facility. In addition, financing activities in 2006 included proceeds from the exercise of stock options of $9.7 million, including $8.5 million in the fourth quarter of 2006 due to an increase in the company’s stock price and certain stock option expiration dates in early 2007.

Cash provided by operating activities was $53.7 million in 2005 compared with $93.8 million in 2004. The decrease is due primarily to the income tax refund received in 2004 related to the sale in 2003 of our venture capital portfolio, partially offset by lower working capital investment in 2005 compared with 2004.

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

Capital expenditures in 2005 included the normal replacement of machinery and equipment and primarily:

•	Continued expansion of capacity for apertured and elastic materials and surface protection films and a new global information system in Film Products; and
•	Moving and upgrading the largest aluminum extrusion press at the facility shut down in Aurora, Ontario to the plant in Pickering, Ontario, and enlargement of the Pickering facility.

Net cash provided by financing activities was $3.6 million in 2005 and included the refinancing of our debt in December 2005 (see the assets and liabilities section beginning on page 24 for more information).

In 2004, cash provided by operating activities was $93.8 million compared with $76.4 million in 2003. The increase is due primarily to the income tax refund related to the sale of the venture capital portfolio (see the business segment review beginning on page 33) partially offset by higher primary working capital (accounts receivable, inventories and accounts payable) needed to support higher sales.

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

Quantitative and Qualitative Disclosures about Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 24 regarding credit agreements and interest rate exposures.

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

Index

See the executive summary beginning on page 17 and the business segment review beginning on page 33 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) are shown in the chart below.

Resin prices in Europe, Asia and South America have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

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

Index

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2006 and 2005 are as follows:

Tredegar Corporation - Manufacturing Operations
Percentage of Net Sales and Total Assets Related to Foreign Markets
	2006			2005
	% of Total		% Total	% of Total		% Total
	Net Sales *		Assets -	Net Sales *		Assets -
	Exports	Foreign	Foreign	Exports	Foreign	Foreign
	From	Oper-	Oper-	From	Oper-	Oper-
	U.S.	ations	ations *	U.S.	ations	ations *
Canada	4	16	11	5	16	12
Europe	1	12	14	1	14	14
Latin America	-	2	2	1	2	2
Asia	5	4	7	4	4	5
Total % exposure to foreign markets	10	34	34	11	36	33

*The percentages for foreign markets are relative to Tredegar's total net sales and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents and AFBS (formerly Therics)).

We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 80% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see trends for the Euro, Canadian Dollar and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Canadian Dollar, the Euro, the Chinese Yuan, the Hungarian Forint and the Brazilian Real.

Index

The relatively high percentage of U.S. Dollar-priced sales in Canada is partly due to the shifting of a large portion of the customers previously served by the aluminum extrusions plant in El Campo, Texas, in 2001. The resulting mismatch between the currency denomination of sales and costs causes lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate that the appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit of about $2.8 million in 2006 compared with 2005, and $3.5 million in 2005 compared with 2004. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the change in value of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a positive impact on operating profit of about $500,000 in 2006 compared with 2005, and $600,000 in 2005 compared with 2004.

We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada. In addition, we have partially hedged our exposure to the Canadian Dollar and Euro as shown in the following tables (accounted for as cash flow hedges):

(In Thousands Except Exchange Rates)
		Notional Amount as a % of Forecasted USD-Equiv.		USD-Equivalent Strike Prices of Options Bought &		Pretax Unrealized Gain (Loss) on Options at	USD- Equiv. Average	Cash (Paid to) Received from	Gain (Loss) on Options Recognized in Income for Period
	Notional	CAD-	Net Option	Sold on CAD/USD		12/31/06	Reference	Counter-	Portion	Portion
Description of Currency	Amount	Related	Premium	Call	Put	Included in	Price of	party at	Deemed	Deemed
Exposure, Options Hedging Strategy	of Option	Costs for	(Paid)	Options	Options	Shareholders'	CAD for	Expiration	Effective	Ineffective
Used & Periods Covered	Contracts	Period	Received	Bought	Sold	Equity	Period	of Options	as Hedge	as Hedge
Exposure: About 80% of sales of extrusions manufactured in facilities in Canada are denominated or economically priced in U.S. Dollars ("USD") while conversion costs are denominated or economically priced in Canadian Dollars ("CAD").

Hedge Strategy: Bought average rate call options & sold average rate put options on CAD/USD.
Periods Covered by Option Contracts:
5/11/06 to end of second quarter 2006	$2,500	38%	$-	$0.9500	$0.8850	n/a	$0.8995	$-	$-	$-
Third quarter 2006	5,000	40%	-	0.9500	0.8749	n/a	0.8919	-	-	-
Fourth quarter 2006	6,500	53%	-	0.9324	0.8650	n/a	0.8793	-	-	-
First quarter 2007	3,500	28%	-	0.9100	0.8380	$(3)	n/a	n/a	n/a	-
First quarter 2007	3,500	28%	-	0.9000	0.8345	(2)	n/a	n/a	n/a	-
Second quarter 2007	3,500	28%	-	0.9100	0.8430	(18)	n/a	n/a	n/a	-
Second quarter 2007	3,500	28%	-	0.9000	0.8364	(8)	n/a	n/a	n/a	-
Third quarter 2007	3,500	28%	-	0.9100	0.8473	(27)	n/a	n/a	n/a	-
Third quarter 2007	3,500	28%	-	0.9000	0.8403	(11)	n/a	n/a	n/a	-
Fourth quarter 2007	3,500	28%	-	0.9100	0.8516	(33)	n/a	n/a	n/a	-
Fourth quarter 2007	3,500	28%	-	0.9000	0.8446	(14)	n/a	n/a	n/a	-
						$(116)

(In Thousands Except Exchange Rates)
		Sensitivity Analysis of Amount Tredegar (Pays to) Receives
Average	Average	from Counterparty in 2007 for Settlement of CAD/USD Options
CAD Per	USD Equiv.	First	Second	Third	Fourth
USD	of CAD	Quarter	Quarter	Quarter	Quarter	Total
1.21951	$0.8200	$(136)	$(164)	$(197)	$(232)	$(729)
1.20482	0.8300	(52)	(81)	(115)	(149)	(397)
1.19048	0.8400	-	(12)	(32)	(67)	(111)
1.17647	0.8500	-	-	-	(7)	(7)
1.16279	0.8600	-	-	-	-	-
1.14943	0.8700	-	-	-	-	-
1.13636	0.8800	-	-	-	-	-
1.12360	0.8900	-	-	-	-	-
1.11111	0.9000	-	-	-	-	-
1.09890	0.9100	39	39	39	39	155
1.08696	0.9200	116	116	116	116	465
1.07527	0.9300	194	194	194	194	774
1.06383	0.9400	271	271	271	271	1,084

Index

(In Thousands Except Exchange Rates)
		Notional
		Amount as				Pretax
		a % of		USD-Equivalent		Unrealized
		Forecasted		Strike Prices of		Gain (Loss)
		USD-Equiv.		Options Bought &		on Options at
	Notional	Royalty	Net Option	Sold on EUR/USD		12/31/06
Description of Currency	Amount	from	Premium	Call	Put	Included in
Exposure, Options Hedging Strategy	of Option	Nether-	(Paid)	Options	Options	Shareholders'
Used & Periods Covered	Contracts	lands Sub	Received	Sold	Bought	Equity*
Exposure: Significant royalty on sales from film technology licensed to subsidiary in the Netherlands is earned in Euros ("EUR").
Hedge Strategy: Sold average rate call options & bought average rate put options on EUR/USD.
Periods Covered by Option Contracts:
First quarter 2007	$3,200	74%	$-	$1.3350	$1.2800	n/a
Second quarter 2007	3,200	82%	-	1.3480	1.2800	n/a
Third quarter 2007	3,200	75%	-	1.3575	1.2800	n/a
Fourth quarter 2007	3,200	76%	-	1.3640	1.2800	n/a
* Hedge transactions occurred on 1/4/07 and therefore there was no unrealized gain or loss at 12/31/06.

(In Thousands Except Exchange Rates)
		Sensitivity Analysis of Amount Tredegar (Pays to) Receives
Average	Average	from Counterparty in 2007 for Settlement of EUR/USD Options
EUR Per	USD Equiv.	First	Second	Third	Fourth
USD	of EUR	Quarter	Quarter	Quarter	Quarter	Total
0.84034	$1.1900	$225	$225	$225	$225	$900
0.82645	1.2100	175	175	175	175	700
0.81301	1.2300	125	125	125	125	500
0.80000	1.2500	75	75	75	75	300
0.78740	1.2700	25	25	25	25	100
0.77519	1.2900	-	-	-	-	-
0.76336	1.3100	-	-	-	-	-
0.75188	1.3300	-	-	-	-	-
0.74074	1.3500	(36)	(5)	-	-	(41)
0.72993	1.3700	(84)	(52)	(29)	(14)	(180)
0.71942	1.3900	(132)	(100)	(77)	(61)	(369)
0.70922	1.4100	(180)	(147)	(124)	(108)	(559)
0.69930	1.4300	(228)	(195)	(171)	(155)	(748)

Trends for the Euro, Canadian Dollar and Cheinese Yuan are shown in the chart below:

Index

Business Segment Review

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales.   Net sales in Film Products were $511.2 million in 2006, $460.3 million in 2005 and $413.3 million in 2004. The increases in net sales (sales less freight) in Film Products in the last two years is primarily due to growth in higher value-added products, including surface protection films, elastic materials and new apertured materials. Selling price and net sales are also affected by the pass-through of changes in raw material costs and changes in currency exchange rates (see the qualitative and quantitative disclosures about market risks section beginning on page 28). Total volume was 253.5 million pounds in 2006, 261.1 million pounds in 2005 and 278.7 million pounds in 2004. Total volume related to the business in Argentina sold in the third quarter of 2004 was 9.4 million pounds in 2004. We estimate that the growth in net sales excluding the effects of the pass-through of resin price changes, foreign exchange rate changes and the business in Argentina sold was about 6% in 2006, 7% in 2005 and 9% in 2004. Volume declines in 2006 compared with 2005 were mainly due to lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown of the plant in LaGrange, Georgia. The plant was shut down in the first half of 2006 and had sales of commodity barrier films of approximately $20 million in 2005.

Operating Profit. Operating profit from ongoing operations in Film Products was $57.6 million in 2006, $44.9 million in 2005 and $43.3 million in 2004. Operating profit from ongoing operations excluding the estimated effects of resin pass-through lag and year-end LIFO adjustments was $53.1 million in 2006, $48.9 million in 2005 and $45.8 million in 2004. The increase in operating profit in since 2004 excluding the impact of resin pass-through lag and LIFO adjustments has been driven by growth in the sale of higher value surface protection films, elastic materials and new apertured topsheets.

Identifiable Assets. Identifiable assets in Film Products increased to $499.0 million at December 31, 2006, from $479.3 million at December 31, 2005, due primarily to the effects of foreign exchange rate changes of $9.0 million, higher accounts receivable (up $6.5 million) due to higher sales and higher inventories (up $3.4 million) and asset impairments during the year totaling $1.2 million. See page 24 for further discussion on changes in assets and liabilities.

Identifiable assets in Film Products increased to $479.3 million at December 31, 2005, from $472.8 million at December 31, 2004, due primarily to capital expenditures in excess of depreciation of $24.0 million (see the depreciation, amortization and capital expenditures section below for more information) partially offset by lower accounts receivable (down $4.9 million) due to lower days sales outstanding (down about 5 days since the end of 2004), the effects of foreign exchange rate changes of $9.8 million and asset impairments and disposals during 2005 totaling $4.3 million.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $31.7 million in 2006, $26.7 million in 2005 and $22.0 million in 2004. The increases in each year are due to the relatively high level of capital expenditures from 2003-2005. We expect depreciation and amortization expense for Film Products to increase to about $34 million in 2007.

Capital expenditures declined to $33.2 million in 2006 compared with $50.5 million in 2005. Capital expenditures in 2007 are expected to be approximately $35 million. Approximately half of the capital expenditures in 2006 related to expanding the production capacity for surface protection films. These films are primarily used to protect flat panel display components during fabrication, shipping and handling. Sales of surface protection films used primarily in this application totaled approximately $56 million in 2006, $30 million in 2005 and $16 million in 2004. Other capital expenditures in 2006 included capacity additions for elastic materials and continued costs associated with a new information system, which was rolled out in U.S. locations.

Index

Capital expenditures in Film Products in 2005 totaled $50.5 million and reflect the normal replacement of machinery and equipment and:

•	Expansion of production capacity at our films plant in Kerkrade, The Netherlands, including capacity for an apertured topsheet product for P&G’s feminine hygiene business;
•	Expansion of production capacity at our films plant in Lake Zurich, Illinois, including capacity for elastic materials used in baby diapers and adult incontinent products;
•	Expansion of production capacity at our films plant in Guangzhou, China;
•	Leasehold improvements and the addition of laminating capacity at our new films plant in Red Springs, North Carolina;
•	Expansion of production capacity at our plant in Pottsville, Pennsylvania, including capacity for polyethylene film used for packaging and film used for surface protection;
•	Leasehold improvements and equipment upgrades at our new R&D facility in Richmond, Virginia; and
•	A new information system.

Aluminum Extrusions

Net Sales and Operating Profit. Net sales were $577.3 million in 2006, up 22.4% versus $471.7 million in 2005. Operating profit from ongoing operations was $22.0 million in 2006, up 14.0% compared to $19.3 million in 2005. Volume increased to 259.9 million pounds in 2006, up 5.5% compared to 246.4 million pounds in 2005. Growth in shipments in 2006 was driven by demand for extrusions used in commercial construction and hurricane protection products, partially offset by a decline in extrusions used in residential construction. The increase in operating profit during 2006 was primarily due to higher volume and selling prices and lower energy costs (energy costs were down $1.1 million), partially offset by appreciation of the Canadian Dollar ($2.8 million) and higher charges for possible uncollectible accounts ($1.4 million).

Net sales in Aluminum Extrusions were $471.7 million in 2005, up 11% from $425.1 million in 2004 primarily due to higher selling prices driven by higher raw material and energy costs. Annual volume increased to 246.4 million pounds in 2005 from 243.4 million pounds in 2004, as stronger shipments in commercial construction and hurricane protection products were offset by lower shipments in other end markets. Operating profit from ongoing operations declined 15% to $19.3 million in 2005 from $22.6 million in 2004 due mainly to higher energy costs (approximately $7 million) and strength of the Canadian Dollar (about $3.5 million), partially offset by price increases, higher volume and an energy surcharge.

See the qualitative and quantitative disclosures about market risks section beginning on page 28 for discussion on the volatility of aluminum costs, energy costs and currency exchange rates.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $209.4 million at December 31, 2006, $214.4 million at December 31, 2005 and $210.9 million at December 31, 2004, with changes in each year due primarily to sales-driven fluctuations in accounts receivable and inventory levels.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $12.3 million in 2006, $11.5 million in 2005 and $10.9 million in 2004. The increases in 2006 and 2005 are primarily due to the start of depreciation in 2005 of capital expenditures associated with moving and upgrading the largest extrusions press at the facility shut down in Aurora, Ontario to the plant in Pickering, Ontario, and enlargement of the Pickering facility. We expect depreciation and amortization expense for Aluminum Extrusions to increase to about $12.8 million in 2007.

Capital expenditures totaled $7.4 million in 2006, $12.0 million in 2005 and $10.0 million in 2004, and reflect the normal replacement of machinery and equipment plus capital expenditures associated with the plant in Pickering, Ontario described above. Capital expenditures are expected to be approximately $14 million in 2007.

Index

AFBS

On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, which is controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170,000 and a 3.5% interest in Theken Spine, LLC, valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The payments due from Therics, LLC that are based on the sale of certain products are recognized as income when earned. AFBS had operating losses of $3.5 million during the first six months of 2005 and $9.8 million in 2004. Results of operations for AFBS since June 30, 2005 are immaterial.

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

Index

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk beginning on page 28 in Management’s Discussion and Analysis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index on page 40 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

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

Index

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 40-41.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, we completed the installation of a new information system at U.S. locations in Film Products. This was the only change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the headings "Election of Directors" and “Tredegar’s Board of Directors” is incorporated herein by reference.

The information concerning corporate governance included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and the Board Committees - Audit Committee Matters” is incorporated herein by reference.

The information included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Requirements” is incorporated herein by reference.

Index

Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title
John D. Gottwald	52	President and Chief Executive Officer effective March 1, 2006
Nancy M. Taylor	47	President, Tredegar Film Products and Corporate Senior Vice President
D. Andrew Edwards	48	Vice President, Chief Financial Officer and Treasurer
McAlister C. Marshall, II	37	Vice President, General Counsel and Corporate Secretary
Larry J. Scott	56	Vice President, Audit

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

McAlister C. Marshall, II. Mr. Marshall was elected Vice President, General Counsel and Corporate Secretary on October 1, 2006, the date that he joined Tredegar. From July 2000 until September 2006, he served as Assistant General Counsel at The Brink’s Company. He was an Associate at the law firm of Hunton & Williams LLP from 1996 until 2000.

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

Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 26, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Index

Item 11.	EXECUTIVE COMPENSATION

The information included in the Proxy Statement under the headings "Compensation of Directors”, “Board Meetings of Non-Management Directors and Board Committees - Executive Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Executive Compensation Committee Report” and “Compensation of Executive Officers" is incorporated herein by reference.

Item12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2006.

Column (a)	Column (b)	Column (c)	Column (d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (b)
Equity compensation plans approved by security holders*	1,247,173	$18.16	1,601,700
Equity compensation plans not approved by security holders	-	-	-
Total	1,247,173	$18.16	1,601,700

* Includes shares issuable pursuant to options issued under both the 2004 Equity Incentive Plan and the Directors Stock Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included in the Proxy Statement under the headings "Certain Relationships and Related Transactions” and “Tredegar’s Board of Directors” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is incorporated herein by reference:

•	Information on accounting fees and services included in the Proxy Statement under the heading "Audit Fees;" and
•
Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and Board Committees - Audit Committee Matters”.

Index

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of the report:

(1)	Financial statements:

Tredegar Corporation
Index to Financial Statements and Supplementary Data
Page
Report of Independent Registered Public Accounting Firm	40-41
Financial Statements:
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	42
Consolidated Balance Sheets as of December 31, 2006 and 2005	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	44
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	45
Notes to Financial Statements	46-72
Selected Quarterly Financial Data (Unaudited)	73

(2)	Financial statement schedules:

None.

(3)	Exhibits:

See Exhibit Index on pages 80-81.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tredegar Corporation

We have completed integrated audits of Tredegar Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Index

As discussed in Note 1 to the consolidated financial statements, the Company changed the method in which it accounts for its defined benefit and other postretirement plans and its share-based compensation in 2006.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Richmond, Virginia
March 1, 2007

Index

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2006	2005	2004
(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$1,116,525	$956,969	$861,165
Other income (expense), net	1,444	(544)	15,604
	1,117,969	956,425	876,769

Costs and expenses:
Cost of goods sold	944,839	810,621	717,120
Freight	28,096	24,691	22,398
Selling, general and administrative	68,360	64,723	60,030
Research and development	8,088	8,982	15,265
Amortization of intangibles	149	299	330
Interest	5,520	4,573	3,171
Asset impairments and costs associated with exit and disposal activities	4,080	16,334	22,973
Total	1,059,132	930,223	841,287
Income from continuing operations
before income taxes	58,837	26,202	35,482
Income taxes	20,636	9,973	9,222
Income from continuing operations	38,201	16,229	26,260
Discontinued operations:
Gain from venture capital investment activities (including an after-tax gain on a tax-related item of $2,275 in 2004)	-	-	2,921
Income from discontinued operations	-	-	2,921
Net income	$38,201	$16,229	$29,181
Earnings per share:
Basic:
Continuing operations	$.99	$.42	$.69
Discontinued operations	-	-	.08
Net income	$.99	$.42	$.77
Diluted:
Continuing operations	$.98	$.42	$.68
Discontinued operations	-	-	.08
Net income	$.98	$.42	$.76

See accompanying notes to financial statements.

Index

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2006	2005
(In Thousands, Except Share Data)

Assets
Current assets:
Cash and cash equivalents	$40,898	$23,434
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $8,559 in 2006 and $5,423 in 2005	121,834	119,330
Income taxes recoverable	10,975	7,163
Inventories	68,930	62,438
Deferred income taxes	6,055	7,778
Prepaid expenses and other	4,558	4,224
Total current assets	253,250	224,367
Property, plant and equipment, at cost:
Land and land improvements	12,540	12,496
Buildings	95,877	91,400
Machinery and equipment	567,989	528,821
Total property, plant and equipment	676,406	632,717
Less accumulated depreciation	350,643	309,841
Net property, plant and equipment	325,763	322,876
Other assets and deferred charges	64,078	96,527
Goodwill and other intangibles (other intangibles of $581 in 2006 and $712 in 2005)	138,696	137,988
Total assets	$781,787	$781,758
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$69,426	$61,731
Accrued expenses	41,906	36,031
Current portion of long-term debt	678	-
Total current liabilities	112,010	97,762
Long-term debt	61,842	113,050
Deferred income taxes	75,772	74,287
Other noncurrent liabilities	15,568	11,297
Total liabilities	265,192	296,396
Commitments and contingencies (Notes 13 and 16)
Shareholders' equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 39,286,079 shares in 2006 and 38,737,016 in 2005 (including restricted stock)	120,508	110,706
Common stock held in trust for savings restoration plan (58,632 shares in 2006 and 58,156 in 2005)	(1,291)	(1,284)
Unearned compensation on restricted stock (109,000 shares in 2005)	-	(966)
Accumulated other comprehensive income (loss):
Unrealized gain on available-for-sale securities	-	23
Foreign currency translation adjustment	21,522	14,114
Gain on derivative financial instruments	654	776
Pension and other postretirement benefit adjustments	(21,211)	(2,434)
Retained earnings	396,413	364,427
Total shareholders' equity	516,595	485,362
Total liabilities and shareholders' equity	$781,787	$781,758

Index

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2006	2005	2004
(In Thousands)

Cash flows from operating activities:
Net income	$38,201	$16,229	$29,181
Adjustments for noncash items:
Depreciation	44,132	38,490	34,092
Amortization of intangibles	149	299	330
Deferred income taxes	10,155	9,217	1,947
Accrued pension income and postretirement benefits	3,178	(1,979)	(3,999)
Stock option-based compensation expense	970	-	-
Loss from write-down of investment in Novalux	-	5,000	-
Gain on sale of assets	(317)	(4,174)	(7,560)
Loss on asset impairments and divestitures	1,150	9,378	13,811
Changes in assets and liabilities, net of effects from acquisitions and divestitures:
Accounts and notes receivable	151	(3,361)	(31,711)
Inventories	(5,080)	2,803	(13,962)
Income taxes recoverable	1,991	(12,966)	61,538
Prepaid expenses and other	(275)	530	(258)
Accounts payable and accrued expenses	11,592	(3,590)	12,269
Other, net	(1,392)	(2,173)	(1,858)
Net cash provided by operating activities	104,605	53,703	93,820
Cash flows from investing activities:
Capital expenditures	(40,573)	(62,543)	(55,651)
Acquisitions	-	-	(1,420)
Novalux investment	(542)	(1,095)	(5,000)
Proceeds from the sale of assets and property disposals	475	8,018	10,209
Other, net	-	636	(310)
Net cash used in investing activities	(40,640)	(54,984)	(52,172)
Cash flows from financing activities:
Dividends paid	(6,221)	(6,190)	(6,154)
Debt principal payments and financing costs	(54,530)	(147,846)	(72,750)
Borrowings	4,000	156,500	36,573
Proceeds from exercise of stock options	9,702	1,130	1,871
Net cash (used in) provided by financing activities	(47,049)	3,594	(40,460)
Effect of exchange rate changes on cash	548	(1,873)	1,863
Increase in cash and cash equivalents	17,464	440	3,051
Cash and cash equivalents at beginning of period	23,434	22,994	19,943
Cash and cash equivalents at end of period	$40,898	$23,434	$22,994

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$5,734	$4,388	$3,264
Income tax payments (refunds), net	$7,828	$14,915	$(50,006)

See accompanying notes to financial statements.

Index

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Tredegar Corporation and Subsidiaries

						Accumulated Other
						Comprehensive Income (Loss)
						Unrealized		Gain	Pension &
				Trust for	Unearned	Gain on	Foreign	(Loss) on	Other Post-	Total
				Savings	Restricted	Available-	Currency	Derivative	retirement	Share-
	Common Stock		Retained	Restora-	Stock	for-Sale	Trans-	Financial	Benefit	holders'
	Shares	Amount	Earnings	tion Plan	Compensation	Securities	lation	Instruments	Adjust.	Equity
(In Thousands, Except Share and Per-Share Data)

Balance December 31, 2003	38,176,821	$104,991	$331,289	$(1,212)	$-	$2,770	$9,997	$444	$(880)	$447,399
Comprehensive income (loss):
Net income	-	-	29,181	-	-	-	-	-	-	29,181
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $1,556)	-	-	-	-	-	(2,770)	-	-	-	(2,770)
Foreign currency translation adjustment (net of tax of $4,500)	-	-	-	-	-	-	8,404	-	-	8,404
Reclassification of foreign currency translation loss realized on the sale of the films business in Argentina (net of tax of $625)	-	-	-	-	-	-	1,161	-	-	1,161
Derivative financial instruments adjustment (net of tax of $247)	-	-	-	-	-	-	-	440	-	440
Minimum pension liability adjustment (net of tax of $149)	-	-	-	-	-	-	-	-	(276)	(276)
Comprehensive income										36,140
Cash dividends declared ($.16 per share)	-	-	(6,154)	-	-	-	-	-	-	(6,154)
Restricted stock grant, net of forfeitures	120,000	1,674	-	-	(1,674)	-	-	-	-	-
Restricted stock amortization	-	-	-	-	272	-	-	-	-	272
Issued upon exercise of stock options (including related income tax benefits of $868) & other	300,701	2,785	-	-	-	-	-	-	-	2,785
Tredegar common stock purchased by trust for savings restoration plan	-	-	62	(62)	-	-	-	-	-	-
Balance December 31, 2004	38,597,522	109,450	354,378	(1,274)	(1,402)	-	19,562	884	(1,156)	480,442
Comprehensive income (loss):
Net income	-	-	16,229	-	-	-	-	-	-	16,229
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	-	-	-	-	-	23	-	-	-	23
Foreign currency translation adjustment (net of tax of $2,933)	-	-	-	-	-	-	(5,448)	-	-	(5,448)
Derivative financial instruments adjustment (net of tax of $60)	-	-	-	-	-	-	-	(108)	-	(108)
Minimum pension liability adjustment (net of tax of $630)	-	-	-	-	-	-	-	-	(1,278)	(1,278)
Comprehensive income										9,418
Cash dividends declared ($.16 per share)	-	-	(6,190)	-	-	-	-	-	-	(6,190)
Restricted stock grant, net of forfeitures and vested shares	(11,000)	(49)	-	-	49	-	-	-	-	-
Restricted stock amortization	-	-	-	-	387	-	-	-	-	387
Issued upon exercise of stock options (including related income tax benefits of $175) & other	150,494	1,305	-	-	-	-	-	-	-	1,305
Tredegar common stock purchased by trust for savings restoration plan	-	-	10	(10)	-	-	-	-	-	-
Balance December 31, 2005	38,737,016	110,706	364,427	(1,284)	(966)	23	14,114	776	(2,434)	485,362
Comprehensive income (loss):
Net income	-	-	38,201	-	-	-	-	-	-	38,201
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	-	-	-	-	-	(23)	-	-	-	(23)
Foreign currency translation adjustment (net of tax of $3,921)	-	-	-	-	-	-	7,408	-	-	7,408
Derivative financial instruments adjustment (net of tax of $60)	-	-	-	-	-	-	-	(122)	-	(122)
Minimum pension liability adjustment (net of tax of $422)	-	-	-	-	-	-	-	-	821	821
Comprehensive income										46,285
Cumulative adjustment for the adoption of SFAS No. 158 relating to pension and other postretirement benefits (net of tax of $11,354)	-	-	-	-	-	-	-	-	(19,598)	(19,598)
Cash dividends declared ($.16 per share)	-	-	(6,221)	-	-	-	-	-	-	(6,221)
Stock-based Compensation expense	(25,500)	1,066	-	-	-	-	-	-	-	1,066
Restricted stock amortization	-	(966)	-	-	966	-	-	-	-	-
Issued upon exercise of stock options (including related income tax benefits of $678) & other	574,563	9,702	-	-	-	-	-	-	-	9,702
Tredegar common stock purchased by trust for savings restoration plan	-	-	6	(7)	-	-	-	-	-	(1)
Balance December 31, 2006	39,286,079	$120,508	$396,413	$(1,291)	$-	$-	$21,522	$654	$(21,211)	$516,595

See accompanying notes to financial statements.

Index

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries
(In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (“Tredegar”) are engaged in the manufacture of plastic films and aluminum extrusions. See Note 15 regarding restructurings and Note 17 regarding discontinued operations.

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

Transaction and remeasurement gains or losses included in income were not material in 2006, 2005 and 2004. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our foreign locations that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2006 and 2005, Tredegar had cash and cash equivalents of $40,898 and $23,434, respectively, including funds held in foreign locations of $19,118 and $14,890, respectively.

Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Accounts and Notes Receivable. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on our assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include insurance recoveries due within one year and value-added taxes related to certain foreign subsidiaries.

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

Index

Property, plant and equipment include capitalized interest of $885 in 2006, $1,387 in 2005 and $762 in 2004.

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

The components of goodwill and other intangibles at December 31, 2006 and 2005, and related amortization periods are as follows:

December 31	2006	2005	Amortization Periods
Carrying value of goodwill:
Film Products	$103,562	$102,732	Not amortized
Aluminum Extrusions	34,553	34,544	Not amortized
Total carrying value of goodwill	138,115	137,276
Carrying value of other intangibles:
Film Products (cost basis of $1,172 in 2006 and 2005)	581	712	Not more than 17 yrs.
Total carrying value of other intangibles	581	712
Total carrying value of goodwill and other intangibles	$138,696	$137,988

A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2006 is as follows:

	2006	2005	2004
Goodwill and other intangibles:
Net carrying value, beginning of year	$137,988	$142,983	$140,548
Amortization	(149)	(299)	(330)
Decrease due to sale of AFBS (formerly Therics) assets	-	(4,329)	-
Increase (decrease) due to foreign currency translation and other	857	(367)	2,765
Total carrying value of goodwill and other intangibles	$138,696	$137,988	$142,983

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

Pension Costs and Postretirement Benefit Costs Other than Pensions. Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to the company. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we were required to recognize the funded status of our pension and other postretirement plans in our December 31, 2006 financial statements, which resulted in a reduction of prepaid pension cost of $27,651 (included in “Other assets and deferred charges” in the consolidated balance sheets), an increase in related liabilities of $3,301 (included in “Other noncurrent liabilities” in the consolidated balance sheets), a decrease in noncurrent deferred income liabilities of $11,354 and a decrease in shareholders’ equity of $19,598. See Note 11 for more information.

Index

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

Revenue Recognition. Revenue from the sale of products, which is shown net of estimated sales returns and allowances, is recognized when title has passed to the customer, the price of the product is fixed and determinable, and collectibility is reasonably assured. Amounts billed to customers related to freight have been classified as sales in the accompanying consolidated statements of income. The cost of freight has been classified as a separate line in the accompanying consolidated statements of income. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between Tredegar and its customers (such as value-added taxes) are accounted for on a net basis and therefore excluded from revenues.

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

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2006	2005	2004
Weighted average shares outstanding used to compute basic earnings per share	38,670,757	38,471,348	38,294,996
Incremental shares attributable to stock options and restricted stock	260,305	125,356	211,688
Shares used to compute diluted earnings per share	38,931,062	38,596,704	38,506,684

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2006, 2005 and 2004, 1,128,393, 2,024,690 and 2,073,990 of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

Stock-Based Employee Compensation Plans. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires us to record compensation expense for all share-based awards. Because we used the modified prospective method in adopting SFAS 123(R), prior periods have not been restated. In addition, the cumulative adjustment (estimated forfeitures) relating to the adoption of SFAS 123(R) in the first quarter of 2006 of $96,000 has not been separately shown in the income statement due to immateriality.

Index

For periods presented prior to 2006, we applied Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock options, stock appreciation rights (“SARs”) and restricted stock grants are accounted for using the intrinsic value method under APB Opinion No. 25 and related interpretations whereby:

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

Had compensation cost for stock option grants been determined in 2005 and 2004 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

	2005	2004
Income from continuing operations:
As reported	$16,229	$26,260
Pro forma for stock option-based employee compensation cost, net of tax, based on the fair value method	(1,073)	(2,133)
Pro forma income from continuing operations	$15,156	$24,127
Basic earnings per share from continuing operations:
As reported	$.42	$.69
Pro forma	.39	.63
Diluted earnings per share from continuing operations:
As reported	$.42	$.68
Pro forma	.39	.63

Stock option-based compensation expense included in determining net income in 2006 under SFAS 123(R) was $970 ($676 after taxes or 2 cents per share). Compensation cost related to restricted and phantom stock awards included in determining net income from continuing operations was $188 in 2006, $386 in 2005 and $272 in 2004.

The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing Tredegar stock options granted in 2006 and 2004 are as follows (there were no Tredegar stock options granted in 2005):

	2006	2004
Dividend yield	1.1%	1.2%
Weighted average volatility percentage	38.3%	45.0%
Weighted average risk-free interest rate	4.7%	3.1%
Holding period (years):
Officers	6.0	n/a
Management	5.0	5.0
Other employees	n/a	3.0
Weighted average excercise price at date of grant (also weighted average market price at date of grant):
Officers	$15.22	n/a
Management	15.32	$13.97
Other employees	n/a	13.95

Index

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

Tredegar stock options granted during 2006 and 2004 (there were no Tredegar stock options granted in 2005), and related estimated fair value at the date of grant, are as follows:

	2006	2004
Stock options granted (number of shares):
Officers	107,500	n/a
Management	342,300	176,950
Other employees	n/a	161,675
Total	449,800	338,625
Estimated weighted average fair value of options per share at date of grant:
Officers	$6.26	n/a
Management	5.69	$5.54
Other employees	n/a	4.32
Total estimated fair value of stock options granted (in thousands)	$2,620	$1,679

The table above excludes stock options granted to a consultant in 2004. The estimated fair value related to that grant of $50 was expensed in 2004 in conjunction with services rendered. Additional disclosure of Tredegar stock options is included in Note 10.

AFBS, Inc. (formerly known as Therics, Inc. - see Note 15 for additional information regarding its restructuring in 2005) stock options granted in 2004 and assumptions used in determining related pro forma compensation expense are as follows (there were no significant grants of AFBS stock options after 2004):

Assumptions Used in Determining Pro Forma Comp. Expense for AFBS Stock Options Granted in 2004 & Other Data
Assumptions used in Black-Scholes		Other assumptions and items:
options-pricing model:		Vesting period (years)	0.4 - 4
Dividend yield	0.0%	AFBS stock options granted:
Volatility percentage (a)	95%	3rd quarter 2004	7,906,149
Weighted average risk-free interest rate	4.1%	1st quarter 2004	30,809,000
Holding period (years)	7.0	Aggregate estimated fair value of options
Weighted average estimated fair value per share		at date of grant:
of underlying stock at date of grant (b)	$ .090	3rd quarter 2004	$ 584
Weighted average estimated fair value of		1st quarter 2004	$ 2,271
options per share at date of grant	$ .074
(a) Volatility estimated for AFBS based on Orthovita, Inc. (NASDAQ: VITA), a comparable company.
(b) Estimated fair value of underlying stock equaled the stock option exercise price at date of grant.

Index

Financial Instruments.  We use derivative financial instruments for the purpose of hedging aluminum price volatility and interest rate and currency exchange rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was immaterial in 2006, 2005 and 2004.

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

The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

	2006	2005	2004
Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	$20	$36	$1,872
Income taxes	(7)	(13)	(655)
Reclassification adjustment for net losses (gains) realized in income	(56)	-	(6,134)
Income taxes	20	-	2,147
Available-for-sale securities adjustment	$(23)	$23	$(2,770)

Recently Issued Accounting Standards. In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The FSP is effective for the first fiscal year beginning after December 15, 2006. The FSP eliminates the accrual method of accounting for major maintenance activities, but continues to permit the use of the direct expensing, built-in overhaul and deferral methods. The FSP also continues to require accruals or deferrals for interim periods of annual costs that clearly benefit two or more interim periods. We are evaluating the FSP and have not determined whether or not it will have a material effect on our financial position or results of operations.

Index

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, clarifying the accounting for uncertain tax positions. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 with earlier application encouraged. We are evaluating the interpretation and have not determined if it will have a material effect on our financial position or results of operations.

2	ACQUISITIONS AND INVESTMENTS

On July 23, 2004, a subsidiary of Tredegar purchased the assets of Yaheng Perforated Film Material Co., Ltd. ("Yaheng") for approximately $1,420. Yaheng, based in Shanghai, China, had 21 employees at the acquisition date and manufactures apertured nonwovens used primarily in personal care markets. The purchase price was allocated to accounts receivable ($26), inventories ($45), property, plant and equipment ($288), patents ($822), employment agreements ($150), goodwill ($215), deferred income tax liabilities ($56) and accrued expenses ($70). Property, plant and equipment is being depreciated on a straight-line basis over approximately 10 years, patents are being amortized on a straight-line basis over approximately 7 years, and employment agreements are being amortized on a straight-line basis over approximately 3 years. The operating results for Yaheng have been included in the consolidated statements of income since the date acquired. Pro forma results for the acquisition are immaterial.

In August of 2004, we invested $5,000 in Novalux, Inc., a developer of laser technology for potential use in a variety of applications. In October 2005, we invested an additional $1,095 in a new convertible secured bridge financing for Novalux bringing our aggregate investment to $6,095 at December 31, 2005. As of December 31, 2005, the investment in Novalux was written down to estimated fair value of $1,095. The reduction in estimated fair value at the end of 2005 was due to longer than anticipated delays both in bringing the company’s technology to market and in obtaining key development partnerships as well as liquidity issues. The loss from the write-down in 2005 is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 3. Subsequent to the first quarter of 2006, Novalux prospects improved and we invested an aggregate of $542 in May and September of 2006. As of December 31, 2006, our investment in Novalux was $6,637. Our carrying value in Novalux of $1,637 and $1,095 at December 31, 2006 and 2005, respectively, is included in “Other assets and deferred charges” in the consolidated balance sheet. Our voting ownership of Novalux as of December 31, 2006 is approximately 12% (11% on a fully diluted basis).

Index

3	BUSINESS SEGMENTS

Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $255,414 in 2006, $236,554 in 2005 and $226,122 in 2004. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

	Net Sales
	2006	2005	2004
Film Products	$511,169	$460,277	$413,257
Aluminum Extrusions	577,260	471,749	425,130
AFBS (formerly Therics)	-	252	380
Total net sales	1,088,429	932,278	838,767
Add back freight	28,096	24,691	22,398
Sales as shown in consolidated statements of income	$1,116,525	$956,969	$861,165

	Operating Profit
	2006	2005	2004
Film Products:
Ongoing operations	$57,645	$44,946	$43,259
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	221	(3,955)	(10,438)
Aluminum Extrusions:
Ongoing operations	22,031	19,302	22,637
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	(1,434)	122	(10,553)
Other (a)	-	-	7,316
AFBS (formerly Therics):
Ongoing operations	-	(3,467)	(9,763)
Loss on investment in Therics, LLC	(25)	(145)	-
Restructurings (a)	(637)	(10,318)	(2,041)
Total	77,801	46,485	40,417
Interest income	1,240	586	350
Interest expense	5,520	4,573	3,171
Gain on sale of corporate assets (a)	56	61	7,560
Loss from write-down of investment in Novalux (a)	-	5,000	-
Stock option-based compensation expense	970	-	-
Corporate expenses, net (a)	13,770	11,357	9,674
Income from continuing operations before income taxes	58,837	26,202	35,482
Income taxes (a)	20,636	9,973	9,222
Income from continuing operations	38,201	16,229	26,260
Income from discontinued operations (a)	-	-	2,921
Net income	$38,201	$16,229	$29,181

(a)
See Notes 2 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains from sale of assets, investment write-down and other items, and Note 17 for more information on discontinued operations.

(b)
The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $28,096 in 2006, $24,691 in 2005, and $22,398 in 2004.

(c)
Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in foreign locations of $19,118, $14,890 and $21,410 at December 31, 2006, 2005, and 2004, respectively. Export sales relate almost entirely to Film Products. Foreign operations in The Netherlands, Hungary, China, Italy, Brazil and Argentina (operations in Argentina were sold in the third quarter of 2004) also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Foreign operations in Canada relate to Aluminum Extrusions. Sales from our locations in Canada are primarily to customers located in the U.S. and Canada.

Index

	Identifiable Assets
December 31	2006	2005	2004
Film Products	$498,961	$479,286	$472,810
Aluminum Extrusions	209,395	214,374	210,894
AFBS (formerly Therics)	2,420	2,759	8,613
Subtotal	710,776	696,419	692,317
General corporate	30,113	61,905	54,163
Cash and cash equivalents (c)	40,898	23,434	22,994
Total	$781,787	$781,758	$769,474

	Depreciation and Amortization			Capital Expenditures
	2006	2005	2004	2006	2005	2004
Film Products	$31,847	$26,673	$21,967	$33,168	$50,466	$44,797
Aluminum Extrusions	12,323	11,484	10,914	7,381	11,968	10,007
AFBS (formerly Therics)	-	437	1,300	-	36	275
Subtotal	44,170	38,594	34,181	40,549	62,470	55,079
General corporate	111	195	241	24	73	572
Total	$44,281	$38,789	$34,422	$40,573	$62,543	$55,651

	Net Sales by Geographic Area (c)
	2006	2005	2004
United States	$606,410	$495,900	$441,891
Exports from the United States to:
Canada	42,669	44,870	27,663
Latin America	4,364	9,428	16,668
Europe	8,944	8,311	15,768
Asia	50,096	40,476	31,617
Foreign operations:
Canada	173,471	144,090	147,145
The Netherlands	91,476	83,649	66,856
Hungary	29,152	33,573	34,721
China	42,460	36,823	25,291
Italy	14,323	15,866	12,423
Brazil and Argentina (2004)	25,064	19,292	18,724
Total (b)	$1,088,429	$932,278	$838,767

	Identifiable Assetsby Geographic Area (c)			Property, Plant & Equipment,Net by Geographic Area (c)
December 31	2006	2005	2004	2006	2005	2004
United States	$446,005	$444,144	$427,240	$176,160	$178,154	$163,383
Foreign operations:
Canada	89,354	92,328	92,290	38,151	41,208	38,610
The Netherlands	70,609	67,683	75,449	53,905	54,331	58,370
Hungary	20,039	18,505	27,308	12,475	12,787	19,371
China	53,633	40,599	38,713	34,671	26,104	25,684
Italy	16,734	17,997	20,785	3,565	3,093	3,991
Brazil	14,402	15,163	10,532	4,892	5,205	5,037
General corporate	30,113	61,905	54,163	1,944	1,994	2,246
Cash and cash equivalents (c)	40,898	23,434	22,994	n/a	n/a	n/a
Total	$781,787	$781,758	$769,474	$325,763	$322,876	$316,692

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

Index

4	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

December 31	2006	2005

Trade, less allowance for doubtful accounts and sales returns of $8,559 in 2006 and $5,423 in 2005	$116,943	$112,968
Other	4,891	6,362
Total	$121,834	$119,330

The allowance for doubtful accounts and sales returns increased by $3,136 in 2006, $110 in 2005 and $865 in 2004. The changes in 2006, 2005 and 2004 were comprised of increases to the allowance for charges to expense of $3,911, $612 and $956, respectively, decreases in the allowance for income from recoveries of $57, $15 and $5, respectively, decreases in the allowance for write-offs of $696, $403 and $413, respectively, and foreign exchange and other adjustments to the allowance of minus $22, minus $84 and plus $327, respectively.

5	INVENTORIES

Inventories consist of the following:

December 31	2006	2005
Finished goods	$15,412	$12,838
Work-in-process	4,540	3,685
Raw materials	34,185	33,043
Stores, supplies and other	14,793	12,872
Total	$68,930	$62,438

Inventories stated on the LIFO basis amounted to $17,230 at December 31, 2006 and $19,843 at December 31, 2005, which are below replacement costs by approximately $26,139 at December 31, 2006 and $29,164 at December 31, 2005. During 2006, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs by approximately $5,400 ($5,300 in Film Products, including $2,900 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, and $100 in Aluminum Extrusions). During 2005, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs by approximately $2,300 ($2,100 in Film Products and $200 in Aluminum Extrusions).

6	FINANCIAL INSTRUMENTS

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. The futures contracts are designated as and accounted for as cash flow hedges. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The notional amount of aluminum futures contracts that hedged fixed-price forward sales contracts was $15,865 (13,016 pounds of aluminum) at December 31, 2006 and $5,367 (6,393 pounds of aluminum) at December 31, 2005. Unrealized gains in excess of losses on aluminum futures contracts that hedge fixed-price forward sales contracts of $1,184 ($728 after taxes) and $1,213 ($776 after taxes) at December 31, 2006 and 2005, respectively, are included as a separate component of shareholders’ equity. The portion of aluminum futures contracts that was ineffective in hedging fixed-price forward sales contracts was immaterial in 2006, 2005 and 2004.

Index

In the past we have used interest rate swaps with large major financial institutions to manage interest rate exposure, but there have been no interest rate swaps outstanding since 2003.

We have partially hedged our exposure to the Canadian Dollar (“CAD”) and Euro (“EUR”) as shown in the following tables (accounted for as cash flow hedges):

(In Thousands Except Exchange Rates)
		Notional Amount as a % of Forecasted USD-Equiv.	Net	USD-Equivalent Strike Prices of Options Bought &		Pretax Unrealized Gain (Loss) on Options at	USD-Equiv. Average	Cash (Paid to) Recieved from	Gain (Loss) on Options Recognized in Income for Period
	Notional	CAD-	Option	Sold on CAD/USD		12/31/06	Reference	Counter-	Portion	Portion
Description of Currency	Amount	Related	Premium	Call	Put	Included in	Price of	party at	Deemed	Deemed
Exposure, Options Hedging Strategy	of Option	Costs for	(Paid)	Options	Options	Shareholders'	CAD for	Expiration	Effective	Ineffective
Used & Periods Covered	Contracts	Period	Received	Bought	Sold	Equity	Period	of Options	as Hedge	as Hedge
Exposure: About 80% of sales of extrusions manufactured in facilities in Canada are denominated or economically priced in U.S. Dollars ("USD") while conversion costs are denominated or economically priced in Canadian Dollars ("CAD").

Hedge Strategy: Bought average rate call options & sold average rate put options on CAD/USD.
Periods Covered by Option Contracts:
5/11/06 to end of second quarter 2006	$2,500	38%	$-	$0.9500	$0.8850	n/a	$0.8995	$-	$-	$-
Third quarter 2006	5,000	40%	-	0.9500	0.8749	n/a	0.8919	-	-	-
Fourth quarter 2006	6,500	53%	-	0.9324	0.8650	n/a	0.8793	-	-	-
First quarter 2007	3,500	28%	-	0.9100	0.8380	$(3)	n/a	n/a	n/a	-
First quarter 2007	3,500	28%	-	0.9000	0.8345	(2)	n/a	n/a	n/a	-
Second quarter 2007	3,500	28%	-	0.9100	0.8430	(18)	n/a	n/a	n/a	-
Second quarter 2007	3,500	28%	-	0.9000	0.8364	(8)	n/a	n/a	n/a	-
Third quarter 2007	3,500	28%	-	0.9100	0.8473	(27)	n/a	n/a	n/a	-
Third quarter 2007	3,500	28%	-	0.9000	0.8403	(11)	n/a	n/a	n/a	-
Fourth quarter 2007	3,500	28%	-	0.9100	0.8516	(33)	n/a	n/a	n/a	-
Fourth quarter 2007	3,500	28%	-	0.9000	0.8446	(14)	n/a	n/a	n/a	-
						$(116)

(In Thousands Except Exchange Rates)
		Sensitivity Analysis of Amount Tredegar (Pays to) Receives
Average	Average	from Counterparty in 2007 for Settlement of CAD/USD Options
CAD Per	USD Equiv.	First	Second	Third	Fourth
USD	of CAD	Quarter	Quarter	Quarter	Quarter	Total
1.21951	$0.8200	$(136)	$(164)	$(197)	$(232)	$(729)
1.20482	0.8300	(52)	(81)	(115)	(149)	(397)
1.19048	0.8400	-	(12)	(32)	(67)	(111)
1.17647	0.8500	-	-	-	(7)	(7)
1.16279	0.8600	-	-	-	-	-
1.14943	0.8700	-	-	-	-	-
1.13636	0.8800	-	-	-	-	-
1.12360	0.8900	-	-	-	-	-
1.11111	0.9000	-	-	-	-	-
1.09890	0.9100	39	39	39	39	155
1.08696	0.9200	116	116	116	116	465
1.07527	0.9300	194	194	194	194	774
1.06383	0.9400	271	271	271	271	1,084

Index

(In Thousands Except Exchange Rates)
		Notional
		Amount as				Pretax
		a % of		USD-Equivalent		Unrealized
		Forecasted		Strike Prices of		Gain (Loss)
		USD-Equiv.		Options Bought &		on Options at
	Notional	Royalty	Net Option	Sold on EUR/USD		12/31/06
Description of Currency	Amount	from	Premium	Call	Put	Included in
Exposure, Options Hedging Strategy	of Option	Nether-	(Paid)	Options	Options	Shareholders'
Used & Periods Covered	Contracts	lands Sub	Received	Sold	Bought	Equity*
Exposure: Significant royalty on sales from film technology licensed to subsidiary in the Netherlands is earned in Euros ("EUR").
Hedge Strategy: Sold average rate call options & bought average rate put options on EUR/USD.
Periods Covered by Option Contracts:
First quarter 2007	$3,200	74%	$-	$1.3350	$1.2800	n/a
Second quarter 2007	3,200	82%	-	1.3480	1.2800	n/a
Third quarter 2007	3,200	75%	-	1.3575	1.2800	n/a
Fourth quarter 2007	3,200	76%	-	1.3640	1.2800	n/a
* Hedge transactions occurred on 1/4/07 and therefore there was no unrealized gain or loss at 12/31/06.

(In Thousands Except Exchange Rates)
		Sensitivity Analysis of Amount Tredegar (Pays to) Receives
Average	Average	from Counterparty in 2007 for Settlement of EUR/USD Options
EUR Per	USD Equiv.	First	Second	Third	Fourth
USD	of EUR	Quarter	Quarter	Quarter	Quarter	Total
0.84034	$1.1900	$225	$225	$225	$225	$900
0.82645	1.2100	175	175	175	175	700
0.81301	1.2300	125	125	125	125	500
0.80000	1.2500	75	75	75	75	300
0.78740	1.2700	25	25	25	25	100
0.77519	1.2900	-	-	-	-	-
0.76336	1.3100	-	-	-	-	-
0.75188	1.3300	-	-	-	-	-
0.74074	1.3500	(36)	(5)	-	-	(41)
0.72993	1.3700	(84)	(52)	(29)	(14)	(180)
0.71942	1.3900	(132)	(100)	(77)	(61)	(369)
0.70922	1.4100	(180)	(147)	(124)	(108)	(559)
0.69930	1.4300	(228)	(195)	(171)	(155)	(748)

After-tax gains of $1,104 in 2006, $939 in 2005 and $1,230 in 2004 were reclassified from other comprehensive income to earnings and were offset by losses, respectively, from transactions relating to the underlying hedged item. As of December 31, 2006, we expect $654 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. We also expect that these gains will be offset by losses from transactions relating to the underlying hedged item.

Index

7	ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31	2006	2005

Payrolls, related taxes and medical and other benefits	$8,620	$6,687
Workmen's compensation and disabilities	4,335	4,226
Vacation	4,875	4,488
Plant shutdowns and divestitures	5,058	6,972
Incentive compensation	4,075	383
Other	14,943	13,275
Total	$41,906	$36,031

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for each of the three years in the period ended December 31, 2006 is as follows:

	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total
Balance at December 31, 2003	$2,106	$-	$-	$3,086	$5,192
2004:
Charges	6,456	11,554	2,572	2,450	23,032
Cash spent	(3,732)	-	-	(2,112)	(5,844)
Charged against assets	-	(11,554)	(2,572)	-	(14,126)
Foreign currency translation	261	-	-	-	261
Reversed to income	-	-	-	(30)	(30)
Balance at December 31, 2004	5,091	-	-	3,394	8,485
2005:
Charges	3,620	8,198	353	6,553	18,724
Cash spent	(6,182)	-	-	(4,290)	(10,472)
Charged against assets	-	(8,198)	(353)	-	(8,551)
Foreign currency translation	(8)	-	-	-	(8)
Reversed to income	(1,036)	-	-	(170)	(1,206)
Balance at December 31, 2005	1,485	-	-	5,487	6,972
2006:
Charges	1,371	1,150	-	1,607	4,128
Cash spent	(2,420)	-	-	(2,472)	(4,892)
Charged against assets	-	(1,150)	-	-	(1,150)
Foreign currency translation	-	-	-	-	-
Reversed to income	-	-	-	-	-
Balance at December 31, 2006	$436	$-	$-	$4,622	$5,058
(a) Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.
(b) Other includes primarily accrued losses on a sub-lease at a facility in Princeton New, Jersey.

The amount reversed to income in 2005 relates primarily to changes in estimates for severance and shutdown-related costs at our aluminum extrusions facility in Aurora, Ontario and in connection with the restructuring of the research and development operations in Film Products. See Note 15 for more information on plant shutdowns, asset impairments and restructurings.

Index

8	DEBT AND CREDIT AGREEMENTS

On December 15, 2005, we refinanced our debt with a new $300,000, five-year unsecured revolving credit agreement (the “Credit Agreement”). At December 31, 2006, available credit under the Credit Agreement was approximately $239,000. Total debt due and outstanding at December 31, 2006 is summarized below:

Debt Due and Outstanding at December 31, 2006
Year Due	Credit Agreement	Other	Total Debt Due
2007	$-	$678	$678
2008	-	484	484
2009	-	495	495
2010	60,000	415	60,415
2011	-	221	221
Remainder	-	227	227
Total	$60,000	$2,520	$62,520

The credit spread over LIBOR and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)
	Credit Spread Over LIBOR
Indebtedness-to- Adjusted EBITDA Ratio	($60 Million Outstanding at 12/31/06)	Commitment Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <= 1.75x	87.5	17.5
<= 1x	75	15

At December 31, 2006, the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000 plus, beginning October 1, 2005, 50% of net income ($119,546 million as of December 31, 2006);
•	Minimum shareholders’ equity ($371,464 as of December 31, 2006);
•	Maximum indebtedness-to-adjusted EBITDA through December 31, 2008 of 3x and 2.75x thereafter (2.5x on a pro forma basis for acquisitions); and
•	Minimum adjusted EBIT-to-interest expense of 2.5x.

We believe we were in compliance with all of our debt covenants as of December 31, 2006. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

In the past we have used interest rate swaps with large major financial institutions to manage interest rate exposure, but there have been no interest rate swaps outstanding since 2003.

Index

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

A summary of our stock options outstanding at December 31, 2006, 2005 and 2004, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options		Range		Wgted. Ave.
Outstanding at 12/31/03	2,722,610	$3.37	to	46.63	$21.39
Granted	348,425	13.95	to	14.50	13.97
Forfeited and Expired	(102,175)	7.38	to	46.63	23.28
Exercised	(306,870)	3.37	to	19.75	6.99
Outstanding at 12/31/04	2,661,990	4.17	to	46.63	22.01
Granted	-	n/a	to	n/a	n/a
Forfeited and Expired	(274,575)	13.95	to	46.63	21.90
Exercised	(137,075)	4.17	to	16.55	7.51
Outstanding at 12/31/05	2,250,340	7.38	to	46.63	22.90
Granted	449,800	15.11	to	19.52	15.30
Forfeited and Expired	(874,525)	7.38	to	46.63	29.73
Exercised	(578,442)	7.38	to	19.75	16.47
Outstanding at 12/31/06	1,247,173	$13.95	to	$29.94	$18.16

Index

The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at December 31, 2006:

			Options Outstanding at				Options Exercisable at
			December 31, 2006				December 31, 2006
				Weighted Average		Aggregate			Aggregate
				Remaining		Intrinsic		Weighted	Intrinsic
				Contract-		Value		Average	Value
Range of				ual Life	Exercise	(In		Exercise	(In
Exercise Prices			Shares	(Years)	Price	Thousands)	Shares	Price	Thousands)
$13.95	to	$17.88	627,068	4.6	$15.18	$4,660	243,268	$15.14	$1,816
17.89	to	19.75	361,650	1.7	19.06	1,282	350,150	19.05	1,247
19.76	to	25.65	188,300.2		21.98	131	188,300	21.98	131
25.66	to	29.94	70,155	1.4	29.84	-	70,155	29.84	-
$13.95	to	$29.94	1,247,173	2.9	$18.16	$6,073	851,873	$19.47	$3,194

Non-vested Restricted Stock	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)
Outstanding at 12/31/03	-	$-	$-
Granted	125,000	13.95	1,744
Vested	-	-	-
Forfeited	(5,000)	13.95	(70)
Outstanding at 12/30/04	120,000	13.95	1,674
Granted	7,000	12.92	90
Vested	(8,000)	13.95	(111)
Forfeited	(10,000)	13.95	(140)
Outstanding at 12/31/05	109,000	13.88	1,513
Granted	2,000	16.31	33
Vested	(17,333)	13.95	(242)
Forfeited	(24,167)	13.80	(333)
Outstanding at 12/31/06	69,500	$13.97	$971

The total intrinsic value of stock options exercised during 2006 was $2,174. The grant-date fair value of stock option-based awards vested during 2006 was $1,323. As of December 31, 2006, there was $1,300 and $380 of unrecognized compensation cost related to stock option-based awards and non-vested restricted stock, respectively. This cost is expected to be recognized over the remaining weighted average period of 1.23 years for stock option-based awards and 2.3 years for non-vested restricted stock. Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.

Stock options exercisable totaled 1,983,440 shares at December 31, 2005 and 2,316,390 shares at December 31, 2004. Stock options available for grant totaled 1,601,700 shares at December 31, 2006, 1,998,300 shares at December 31, 2005 and 2,030,300 shares at December 31, 2004.

11	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

We have noncontributory and contributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount.

On October 26, 2006, we announced changes to our U.S. defined benefit (pension) and savings plans covering salaried and certain other employees. The changes had no impact on our net income or earnings per share in 2006. The changes relating to the pension plan reduced our projected benefit obligation by approximately $10,000 as of December 31, 2006. In 2007, the changes to the pension plan are expected to reduce our service cost, interest cost and amortization of prior service cost components of pension expense by approximately $600, $600 and $1,500, respectively, and the savings plan changes (see Note 12) are expected to increase charges for company matching contributions by approximately $700.

Index

In addition to providing pension benefits, we provide postretirement life insurance and health care benefits for certain groups of employees. Tredegar and retirees share in the cost of postretirement health care benefits, with employees hired on or before January 1, 1993, receiving a fixed subsidy to cover a portion of their health care premiums. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. We eliminated prescription drug coverage for Medicare-eligible retirees as of January 1, 2006. Consequently, we are not eligible for any federal subsidies.

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations, and the components of net periodic benefit income or cost, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.70%	5.70%	6.00%	5.70%	5.70%	6.00%
Rate of compensation increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.70%	6.00%	6.25%	5.70%	6.00%	6.25%
Rate of compensation increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets, during the year	8.40%	8.40%	8.40%	n/a	n/a	n/a
Rate of increase in per-capita cost of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit income (cost):
Service cost	$(6,327)	$(6,469)	$(5,519)	$(70)	$(109)	$(115)
Interest cost	(13,497)	(12,661)	(12,283)	(535)	(576)	(562)
Employee contributions	517	468	443	-	-	-
Other	(127)	12	(212)	-	-	-
Expected return on plan assets	21,583	22,050	22,678	-	-	-
Amortization of:
Net transition asset	-	-	7	-	-	-
Prior service costs and gains or losses	(4,746)	(738)	(491)	24	2	53
Net periodic benefit income (cost)	$(2,597)	$2,662	$4,623	$(581)	$(683)	$(624)

Index

The following tables reconcile the changes in benefit obligations and plan assets in 2006 and 2005, and reconcile the funded status to prepaid or accrued cost at December 31, 2006 and 2005:

	Pension Benefits		Other Post- Retirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$238,533	$214,037	$10,070	$9,994
Service cost	6,327	6,469	70	109
Interest cost	13,497	12,661	535	576
Plan amendments	(10,039)	1,372	-	-
Effect of discount rate change	(985)	10,424	(4)	326
Employee contributions	517	468	-	-
Other	(3,615)	3,500	(329)	(290)
Benefits paid	(10,841)	(10,398)	(920)	(645)
Benefit obligation, end of year	$233,394	$238,533	$9,422	$10,070
Change in plan assets:
Plan assets at fair value, beginning of year	$257,101	$247,505	$-	$-
Actual return on plan assets	36,086	18,487	-	-
Employee contributions	517	468	-	-
Employer contributions	1,074	1,158	920	645
Other	(128)	(119)	-	-
Benefits paid	(10,841)	(10,398)	(920)	(645)
Plan assets at fair value, end of year	$283,809	$257,101	$-	$-
Reconciliation of prepaid (accrued) cost:
Funded status of the plans	$50,415	$18,568	$(9,422)	$(10,070)
Unrecognized prior service cost	-	4,303	-	-
Unrecognized net (gain) loss	-	62,776	-	(8)
Prepaid (accrued) cost, end of year	$50,415	$85,647	$(9,422)	$(10,078)
Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$54,034	$85,647	$-	$-
Accrued benefit liability	(3,619)	(4,832)	(9,422)	(10,078)
Intangible asset	-	1,145	-	-
Decrease in deferred income tax liabilities relating to accumulated other comprehensive loss	-	1,253	-	-
Accumulated other comprehensive loss	-	2,434	-	-
Net amount recognized	$50,415	$85,647	$(9,422)	$(10,078)

Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year.

At December 31, 2006, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

Index

Expected benefit payments over the next five years and in the aggregate for 2012-2016 are as follows:

Years	Pension Benefits	Other Post- Retirement Benefits
2007	11,027	496
2008	11,885	534
2009	12,418	572
2010	12,781	615
2011	13,363	642
2012 - 2016	76,660	3,546

The incremental impact of adopting SFAS No. 158 (see the pension costs and postretirement benefit costs other than pensions section of Note 1 for further information on this new standard) and recognizing an additional minimum liability (the “AML”) is shown in the table below:

As of December 31, 2006	Prior to AML & SFAS No. 158 Adjustments	AML Adjustment	SFAS No. 158 Adjustment	Post AML & SFAS No. 158 Adjustments
Prepaid pension costs	$80,442	$1,243	$(27,651)	$54,034
Pension liabilities	-	-	3,619	3,619
Postretirement liabilities	9,740	-	(318)	9,422
Decrease (increase) in deferred income tax liabilities relating to accumulated other comprehensive loss	1,252	(422)	11,354	12,184
Accumulated other comprehensive loss	2,434	(821)	19,598	21,211

Prepaid pension costs included in the table above are included in “Other assets and deferred charges” in the consolidated balance sheet at December 31, 2006. Pension and postretirement liabilities in the table above are included in “Other noncurrent liabilities” in the consolidated balance sheet at December 31, 2006.

The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

	Pension	Other Post- Retirement	Total
Prior service cost	$(967)	$-	$(967)
Net (gain) loss	2,855	(47)	2,808

Amounts recognized before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension	Other Post- Retirement
Prior service cost	$(6,198)	$-
Net (gain) loss	39,910	(317)

Prepaid pension cost at December 31, 2005 of $85,647, are included in “Other assets and deferred charges” in the related consolidated balance sheet. The accrued benefit liability of $4,832 and the intangible asset of $1,145 at December 31, 2005, are also included in “Other assets and deferred charges” in the consolidated balance sheet at December 31, 2005. Accrued postretirement benefit cost at December 31, 2005 of $10,078 is included in “Other noncurrent liabilities” in the related consolidated balance sheet.

Index

The percentage composition of assets held by pension plans at December 31, 2006 and 2005, and the current expected long-term return on assets are as follows:

	% Composition of Plan Assets		Expected Long-term
December 31	2006	2005	Return %
Pension plans related to operations in the U.S.:
Low-risk fixed income securities	10.3%	14.1%	5.0%
Large capitalization equity securities	20.2	19.1	9.2
Mid-capitalization equity securities	8.0	7.3	9.8
Small-capitalization equity securities	4.6	4.3	10.4
International equity securities	24.8	22.4	10.4
Total equity securities	57.6	53.1	9.9
Hedge and private equity funds	20.3	21.0	7.0
Other assets	2.2	2.3	3.0
Total for pension plans related to operations in the U.S.	90.4	90.5	8.5
Pension plans related to operations in Canada	9.6	9.5	7.0
Total	100.0%	100.0%	8.4%

Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2006. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. For pension plans related to operations in the U.S., the portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 2-3 years. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds have a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 12 years. We expect our required contributions to approximate $1,100 in 2007.

The accumulated benefit obligation was $230,025 at December 31, 2006 and $223,821 at December 31, 2005. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $13,740, $13,740 and $12,658, respectively, at December 31, 2006, and $13,200, $13,200 and $10,607, respectively, at December 31, 2005.

We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,537 at December 31, 2006 and $2,655 at December 31, 2005. Pension expense recognized was $355 in 2006, $256 in 2005 and $275 in 2004. This information has been included in the preceding pension benefit tables.

Approximately 136 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $807 in 2006, $364 in 2005 and $281 in 2004. This information has been excluded from the preceding pension benefit tables.

12	SAVINGS PLAN

We have a savings plan that allows eligible employees to voluntarily contribute a percentage (generally up to 15%) of their compensation. Under the provisions of the plan on or before December 31, 2006, we matched a portion (generally 50 cents for every $1 of employee contribution, up to a maximum of 10% of base pay) of the employee’s contribution to the plan with shares of our common stock. Effective January 1, 2007, and in conjunction with certain pension plan changes (see Note 11), the following changes were made to the savings plan for salaried and certain hourly employees:

Index

•
The company will make matching contributions to the savings plan of $1 for every $1 of employee contribution. The maximum matching contribution will be 6% of base pay for 2007 and 2008 and 5% of base pay for 2009 and thereafter.

•
The savings plan will include immediate vesting for active employees of past matching contributions as well as future matching contributions when made (compared with the previous 5-year graded vesting) and automatic enrollment at 3% of base pay unless the employee opts out or elects a different percentage.

We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,770 in 2006, $1,889 in 2005 and $2,716 in 2004. The savings plan changes effective January 1, 2007 are expected to increase charges for company matching contributions by approximately $700. Our liability under the restoration plan was $1,332 at December 31, 2006 (consisting of 58,931 phantom shares of common stock) and $782 at December 31, 2005 (consisting of 60,674 phantom shares of common stock) valued at the closing market price on those dates.

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

Rental expense for continuing operations was $4,302 in 2006, $4,316 in 2005 and $4,549 in 2004. Rental commitments under all non-cancelable operating leases as of December 31, 2006, are as follows:

Year	Amount
2007	$3,652
2008	3,165
2009	2,123
2010	2,120
2011	701
Remainder	818
Total	$12,579

AFBS, Inc. (formerly known as Therics, Inc. - see Note 15 for additional information regarding its restructuring in 2005), a wholly-owned subsidiary of Tredegar, has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling $6,800. These future rental commitments are included in the above table. Sublease rental commitments relating to excess space at AFBS total about $900 (excluded from the above table).

Contractual obligations for plant construction and purchases of real property and equipment amounted to $6,025 at December 31, 2006 and $14,628 at December 31, 2005.

Index

14	INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

	2006	2005	2004
Income from continuing operations before income taxes:
Domestic	$52,408	$19,709	$27,875
Foreign	6,429	6,493	7,607
Total	$58,837	$26,202	$35,482

Current income taxes:
Federal	$5,584	$1,853	$(2)
State	840	811	1,105
Foreign	4,057	(1,908)	6,996
Total	10,481	756	8,099
Deferred income taxes:
Federal	9,807	7,900	3,385
State	687	600	1,198
Foreign	(339)	717	(3,460)
Total	10,155	9,217	1,123
Total income taxes	$20,636	$9,973	$9,222

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2006	2005	2004
Income tax expense at federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	1.7	3.5	4.2
Valuation allowance for foreign operating loss carry-forwards	1.3	1.6	1.7
Unremitted earnings from foreign operations	1.2	2.3	(.1)
Non-deductible expenses	.7	.6	.8
Foreign rate differences	-	-	1.0
Tax-exempt income	-	(1.6)	-
Reversal of income tax contingency accruals	-	-	(11.3)
Research and development tax credit	(.9)	(1.6)	(1.9)
Valuation allowance for capital loss carry-forwards	(1.0)	2.2	-
Extraterritorial Income Exclusion and
Domestic Production Activities Deduction	(1.7)	(2.4)	(2.3)
Other	(1.2)	(1.5)	(1.1)
Effective income tax rate	35.1	38.1	26.0

Index

Deferred tax liabilities and deferred tax assets at December 31, 2006 and 2005, are as follows:

December 31	2006	2005
Deferred tax liabilities:
Depreciation	$37,188	$37,438
Pensions	19,384	30,595
Amortization of goodwill	14,314	11,627
Foreign currency translation gain adjustment	11,607	7,686
Unrealized gain on available-for-sale securities	-	12
Derivative financial instruments	497	437
Other	1,315	351
Total deferred tax liabilities	84,305	88,146
Deferred tax assets:
Employee benefits	5,987	5,244
Tax in excess of book basis for venture capital and other investments (net of valuation allowance of $577 in 2005)	2,372	1,863
Asset write-offs, divestitures and environmental accruals	1,251	2,602
Allowance for doubtful accounts and sales returns	1,209	1,086
Tax benefit on U.S. foreign and R&D tax credits and
NOL carryforwards	731	7,895
Inventory	640	329
Other (net of valuation allowance of $2,120 in 2006 and $1,020 in 2005)	2,398	2,618
Total deferred tax assets	14,588	21,637
Net deferred tax liability	$69,717	$66,509
Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$75,772	$74,287
Current deferred tax assets in excess of liabilities	6,055	7,778
Net deferred tax liability	$69,717	$66,509

During 2006, we realized substantially all of the tax benefits from tax credit and other carry-forwards existing at December 31, 2005. The remaining deferred tax asset associated with tax credit and other carry-forwards of $731 at December 31, 2006, relates to state income taxes and a net operating loss carry-forward for a foreign subsidiary that has no expiration. A valuation allowance at December 31, 2006 of approximately $2,120 is included in other deferred tax assets that offsets an amount included in that line item relating to possible future tax benefits on operating losses generated by another foreign subsidiary that may not be recoverable in its carry-forward period. In addition, a valuation allowance of $577 was established in 2005 in conjunction with the write-down of our investment in Novalux (see Note 2) for expected limitations on the utilization of assumed capital losses. In the fourth quarter of 2006, we reversed this valuation allowance and reduced our income tax provision by $577. Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicates that realization of this deferred tax assets is more likely than not. We had current and non-current income taxes recoverable of $10,975 and zero, respectively, at December 31, 2006, and $7,163 and $5,803, respectively, at December 31, 2005.

15	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets, in 2006 totaled $1,850 ($1,441 after taxes) and include:

•
A fourth quarter net gain of $14 ($8 after taxes), a third-quarter net gain of $1,022 ($615 after taxes), a second-quarter net gain of $822 ($494 after taxes) and a first-quarter pretax charge of $404 ($243 after taxes) associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a pretax gain of $2,889 for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income), severance and other costs of $1,566, asset impairment charges of $130 and a gain on the disposal of equipment of $261 (included in “Other income (expense), net” in the consolidated statements of income);

Index

•
A third-quarter charge of $920 ($566 after taxes) related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income);

•
A fourth quarter charge of $143 ($93 after taxes) and a third quarter charge of $494 ($321 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey;

•
Second-quarter charges of $459 ($289 after taxes) and first-quarter charges of $268 ($170 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($514) and Film Products ($213); and

•	First-quarter charges of $1,020 ($876 after taxes) for asset impairments relating to machinery & equipment in Film Products.

In 2006, a pretax gain on the sale of public equity securities of $56 (proceeds also of $56) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table in Note 3. Income taxes in 2006 include a reversal of a valuation allowance of $577 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux (see Notes 2 and 14). Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicates that realization of related deferred tax assets is more likely than not.

Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets, in 2005 totaled $14,606 ($9,372 after taxes) and include:

•
A fourth-quarter charge of $269 ($174 after taxes) and a second-quarter charge of $10,049 ($6,532 after taxes) related to the sale or assignment of substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc. - see below for additional information regarding its restructuring in 2005), including asset impairment charges of $5,638, lease-related losses of $3,326 and severance (31 people) and other transaction-related costs of $1,354 (see below for additional information on the transaction);

•
Fourth-quarter charges of $397 ($256 after taxes), third-quarter charges of $906 ($570 after taxes), second-quarter charges of $500 ($317 after taxes) and first-quarter charges of $418 ($266 after taxes) related to severance and other employee-related costs associated with restructurings in Film Products ($1,118 before taxes) and Aluminum Extrusions ($648 before taxes) and at corporate headquarters ($455 before taxes; included in “Corporate expenses, net” in the segment operating profit table in Note 3) (an aggregate of 21 people were affected by these restructurings);

•
A fourth-quarter charge of $2,101 ($1,263 after taxes) related to the shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $1,615 and severance (15 people) and other costs of $486;

•
A fourth-quarter gain of $1,862 ($1,193 after taxes), a third-quarter charge of $198 ($127 after taxes), a second-quarter net gain of $71 ($46 after taxes) and a first-quarter charge of $470 ($301 after taxes) related to the shutdown of the aluminum extrusions facility in Aurora, Ontario, including a $1,667 gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income) and $1,111 of shutdown-related costs partially offset by the reversal to income of certain accruals associated with severance and other costs of $709;

•
A second-quarter charge of $27 ($16 after taxes) and a first-quarter gain of $1,618 ($973 after taxes) related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a $1,816 gain on the sale of the facility (included in "Other income (expense), net" in the consolidated statements of income), partially offset by shutdown-related expenses of $225;

•
A first-quarter charge of $1,019 ($653 after taxes) for process reengineering costs associated with the implementation of an information system in Film Products (included in "Costs of goods sold" in the consolidated statements of income);

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

Index

•
A second-quarter gain of $653 ($392 after taxes) related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements on income), and the reversal to income of certain shutdown-related accruals of $23;

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

On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, which is controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, valued at $170 and a 3.5% interest in Theken Spine, LLC, valued at $800, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The payments due from Therics, LLC that are based on the sale of certain products are recognized as income when earned. AFBS had operating losses of $3,467 during the first six months of 2005 and $9,763 in 2004. Results of operations for AFBS since June 30, 2005 are immaterial.

See Note 2 for information regarding the write-down in 2005 of our investment in Novalux, Inc.

Gain on sale of corporate assets in 2005 includes a pretax gain of $61 related to the sale of corporate real estate. This gain is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the operating profit by segment table in Note 3.

During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508 ($327 after taxes) (included in "Other income (expense), net" in the consolidated statements of income and "Corporate expenses, net" in the segment operating profit table in Note 3).

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

Index

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

The other gain of $7,316 ($4,756 after taxes) included in the Aluminum Extrusions section of the operating profit by segment table in Note 3 is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental matters related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in September of 2004 and recognized receivables at present value for future amounts due ($1,497 received in February of 2005 and $1,717 received in February 2006). The gain from the insurance settlement is included in "Other income (expense), net" in the consolidated statements of income, while the accruals for expected future environmental costs are included in "Cost of goods sold."

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

Index

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

Index

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2006
Sales	$267,964	$282,491	$296,256	$269,814	$1,116,525
Gross profit	34,852	35,550	36,143	37,045	143,590
Net income	8,215	9,250	9,690	11,046	38,201
Earnings per share:
Basic	.21	.24	.25	.28	.99
Diluted	.21	.24	.25	.28	.98
Shares used to compute earnings per share:
Basic	38,602	38,632	38,654	38,793	38,671
Diluted	38,664	38,837	39,123	39,092	38,931
2005
Sales	$232,757	$243,724	$240,716	$239,772	$956,969
Gross profit	28,462	33,245	32,518	27,432	121,657
Net income	5,550	2,132	7,657	890	16,229
Earnings per share:
Basic	.14	.05	.20	.02	.42
Diluted	.14	.05	.20	.02	.42
Shares used to compute earnings per share:
Basic	38,440	38,453	38,465	38,527	38,471
Diluted	38,636	38,592	38,565	38,594	38,597

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 2, 2007	By	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2007.

Signature	Title

/s/ John D. Gottwald	President, Chief Executive Officer and Director
(John D. Gottwald)	(Principal Executive Officer)

/s/ D. Andrew Edwards	Vice President, Chief Financial Officer and Treasurer
(D. Andrew Edwards)	(Principal Financial and Accounting Officer)

/s/ Richard L. Morrill	Chairman of the Board of Directors
(Richard L. Morrill)

/s/ William M. Gottwald	Vice Chairman of the Board of Directors
(William M. Gottwald)

/s/ N. A. Scher	Vice Chairman of the Board of Directors
(Norman A. Scher)

/s/ Horst R. Adam	Director
(Horst R. Adam)

/s/ Austin Brockenbrough, III	Director
(Austin Brockenbrough, III)

/s/ Donald T. Cowles	Director
(Donald T. Cowles)

Index

/s/ Thomas G. Slater, Jr.	Director
(Thomas G. Slater, Jr.)

/s/ R. Gregory Williams	Director
(R. Gregory Williams)

Index

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended By-laws of Tredegar (filed as Exhibit 3.01 to Tredegar's Current Report on Form 8-K, filed January 17, 2006, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

4.2
Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

4.2.1
Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank (filed as Exhibit 4.2.1 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference)

4.3
Credit Agreement among Tredegar Corporation, as borrower, the domestic subsidiaries of Tredegar that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., KeyBank National Association, and JPMorgan Chase Bank, N.A., as documentation agents, dated as of December 15, 2005 (filed as Exhibit 10.16 to Tredegar's Current Report on Form 8-K, filed December 20, 2005, and incorporated herein by reference)

10.1
Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.2
Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.3
Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.5	Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar 1989 Incentive Stock Option Plan (filed as Exhibit 10.5.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.6	Tredegar 1992 Omnibus Stock Incentive Plan (filed as Exhibit 10.6 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1	Amendment to the Tredegar 1992 Omnibus Incentive Plan (filed as Exhibit 10.6.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.7
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.7.1
Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.8
Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.8.1
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K, filed on December 30, 2004, and incorporated herein by reference)

Index

*10.9
Tredegar Industries, Inc. Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference)

*10.10	Tredegar Industries, Inc. Directors’ Stock Plan (filed as Exhibit 10.11 to Tredegar's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference)

*10.11
Tredegar Corporation’s 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the Form S-8 Registration Statement No. 333-115423, filed on May 12, 2004 (incorporating from the Annex to Tredegar Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2004 (No. 1-10258) and incorporated herein by reference)

*10.12
Leave of Absence, Separation and Non-Competition Agreement, dated May 16, 2005, between Tredegar Film Products Corporation and Thomas G. Cochran (filed as Exhibit 10.16 to Tredegar's Current Report on Form 8-K, filed May 18, 2005, and incorporated herein by reference)

*10.13
Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar's Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

10.14
Intellectual Property Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar's Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

10.15
Unit Purchase Agreement, by and between Old Therics, New Therics and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar's Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

10.16
Payment Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar's Current Report on Form 8-K, filed July 1, 2005, and incorporated herein by reference)

*10.17	Form of Stock Award Agreement (filed as Exhibit 10.21 to Tredegar's Current Report on Form 8-K, filed September 1, 2005, and incorporated herein by reference)

*10.18	Description of Cash Incentive Plans for fiscal 2006 (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K, filed on February 22, 2006, and incorporated herein by reference)

*10.19
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K, filed on March 10, 2006, and incorporated herein by reference)

*10.20	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.22 to Tredegar’s Quarterly Report on Form 10-Q, and incorporated herein by reference)

*10.21
Description of 2007 Long-Term Incentive Award for Chief Executive Officer and Form of Notice of Stock Unit Award (filed as Item 5.02 and Exhibit 10.21, respectively, to Tredegar’s Current Report on Form 8-K, filed on February 28, 2007, and incorporated herein by reference)

*10.22	Summary of Director Compensation for Fiscal 2007

21	Subsidiaries of Tredegar

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

* Denotes compensatory plans or arrangements or management contracts.