Form 10-Q
period 2007-03-31
TREDEGAR CORP
filed 2007-05-07
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|_|	OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-10258

Tredegar Corporation
(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1497771
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia	23225
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of Common Stock, no par value, outstanding as of April 25, 2007: 39,492,441.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets

(In Thousands)
(Unaudited)

	March 31,	Dec. 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$ 38,480	$ 40,898
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $7,337 in 2007 and $8,559 in
2006	143,817	121,834
Income taxes recoverable	2,850	10,975
Inventories	73,863	68,930
Deferred income taxes	7,567	6,055
Prepaid expenses and other	3,920	4,558
Total current assets	270,497	253,250
Property, plant and equipment, at cost	682,395	676,406
Less accumulated depreciation	361,987	350,643
Net property, plant and equipment	320,408	325,763
Other assets and deferred charges	64,360	64,078
Goodwill and other intangibles	138,893	138,696
Total assets	$794,158	$781,787

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$ 88,181	$69,426
Accrued expenses	36,706	41,906
Current portion of long-term debt	481	678
Total current liabilities	125,368	112,010
Long-term debt	41,716	61,842
Deferred income taxes	77,065	75,772
Other noncurrent liabilities	17,635	15,568
Total liabilities	261,784	265,192
Commitments and contingencies (Notes 1 and 2)
Shareholders' equity:
Common stock, no par value	124,966	120,508
Common stock held in trust for savings
restoration plan	(1,296)	(1,291)
Foreign currency translation adjustment	23,560	21,522
Gain on derivative financial instruments	887	654
Pension and other postretirement benefit adjustments	(20,916)	(21,211)
Retained earnings	405,173	396,413
Total shareholders' equity	532,374	516,595
Total liabilities and shareholders' equity	$794,158	$781,787

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended March 31
	2007	2006
Revenues and other items:
Sales	$ 281,594	$ 267,964
Other income (expense), net	294	12
	281,888	267,976
Costs and expenses:
Cost of goods sold	238,388	226,638
Freight	6,147	6,474
Selling, general and administrative	17,780	16,252
Research and development	1,942	1,849
Amortization of intangibles	37	37
Interest expense	824	1,432
Asset impairments and costs associated with exit and
disposal activities	733	1,692
Total	265,851	254,374
Income before income taxes	16,037	13,602
Income taxes	5,704	5,387
Net income	$ 10,333	$ 8,215

Earnings per share:
Basic	$ .26	$ .21
Diluted	.26	.21

Shares used to compute earnings per share:
Basic	39,272	38,602
Diluted	39,487	38,664

Dividends per share	$ .04	$ .04

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months
	Ended March 31
	2007	2006
Cash flows from operating activities:
Net income	$ 10,333	$ 8,215
Adjustments for noncash items:
Depreciation	11,259	10,713
Amortization of intangibles	37	37
Deferred income taxes	(1,633)	4,478
Accrued pension and postretirement benefits	(439)	828
Gain on sale of assets	—	(56)
Loss on asset impairments and divestitures	338	1,150
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(21,147)	(32,633)
Inventories	(4,345)	2,226
Income taxes recoverable	8,125	(284)
Prepaid expenses and other	1,039	482
Accounts payable	18,309	21,265
Accrued expenses and income taxes payable	(3,301)	1,714
Other, net	1,095	(681)
Net cash provided by operating activities	19,670	17,454
Cash flows from investing activities:
Capital expenditures	(7,164)	(13,074)
Proceeds from the sale of assets, property disposals &
reimbursements from customers for purchases of equipment	2,762	56
Other, net	—	(158)
Net cash used in investing activities	(4,402)	(13,176)
Cash flows from financing activities:
Dividends paid	(1,579)	(1,552)
Debt principal payments	(20,323)	(648)
Borrowings	—	4,000
Proceeds from exercise of stock options	4,089	461
Net cash (used in) provided by financing activities	(17,813)	2,261
Effect of exchange rate changes on cash	127	165
(Decrease) increase in cash and cash equivalents	(2,418)	6,704
Cash and cash equivalents at beginning of period	40,898	23,434
Cash and cash equivalents at end of period	$ 38,480	$ 30,138

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

			Accumulated Other
			Comprehensive Income (Loss)
					Gain	Pension &
			Trust for	Foreign	(Loss) on	Other Post-	Total
			Savings	Currency	Derivative	retirement	Share-
	Common	Retained	Restora-	Trans-	Financial	Benefit	holders’
	Stock	Earnings	tion Plan	lation	Instruments	Adjust.	Equity
Balance December 31, 2006	$ 120,508	$ 396,413	$ (1,291)	$ 21,522	$ 654	$ (21,211)	$ 516,595
Comprehensive income:
Net income	—	10,333	—	—	—	—	10,333
Other comprehensive income (loss):
Available-for-sale securities adjustment	—	—	—	—	—	—	—
Foreign currency translation adjustment
(net of tax of $1,100)	—	—	—	2,038	—	—	2,038
Derivative financial instruments
adjustment (net of tax of $148)	—	—	—	—	233	—	233
Amortization of prior service costs and
net gains or losses (net of tax of $163)	—	—	—	—	—	295	295
Comprehensive income							12,899
Cash dividends declared ($.04 per share)	—	(1,578)	—	—	—	—	(1,578)
Stock options and restricted stock awards	331	—	—	—	—	—	331
Issued upon exercise of stock options and
stock compensation plans (including
related income tax benefits of $319)	4,127	5	(5)	—	—	—	4,127
Balance March 31, 2007	$ 124,966	$ 405,173	$ (1,296)	$ 23,560	$ 887	$ (20,916)	$ 532,374

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2007, the consolidated results of operations for the three months ended March 31, 2007 and 2006, the consolidated cash flows for the three months ended March 31, 2007 and 2006, and the consolidated changes in shareholders” equity for the three months ended March 31, 2007. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the first quarter of 2007 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $366,000 related to the estimated loss on the sub-lease of a portion of the AFBS, Inc. (formerly know as Therics, Inc.) facility in Princeton, New Jersey;

•	A pretax charge of $338,000 for asset impairments relating to machinery and equipment in Film Products; and

•	A pretax charge of $29,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the first quarter of 2006 shown in the segment operating profit table in Note 8 include:

•

A pretax charge of $404,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $130,000 and severance (56 people) and other costs of $274,000;

•	Pretax charges of $1 million for asset impairments relating to machinery and equipment in Film Products; and

Pretax charges of $268,000 for severance and other employee-related costs in connection with restructurings in Film Products ($159,000) and Aluminum Extrusions ($109,000).

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the three months ended March 31, 2007 is as follows:

		Asset
(In Thousands)	Severance	Impairments	Other (a)	Total
Balance at December 31, 2006	$ 436	$ —	$ 4,622	$ 5,058
Changes in first quarter of 2007:
Charges	—	338	395	733
Cash spent	(121)	—	(547)	(668)
Charged against assets	—	(338)	—	(338)
Balance at March 31, 2007	$ 315	$ —	$ 4,470	$ 4,785
(a) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

         In the first quarter of 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006
Net income	$ 10,333	$ 8,215
Other comprehensive income (loss), net of tax:
Available-for-sale securities adjustment:
Unrealized net holding gains (losses)
arising during the period	—	(2)
Reclassification adjustment for net
gains realized in income	—	(21)
Available-for-sale securities adjustment	—	(23)
Foreign currency translation adjustment	2,038	690
Derivative financial instrument adjustment	233	97
Amortization of prior service costs and net
gains or losses from pension and other
postretirement benefit plans	295	—
Comprehensive income	$ 12,899	$ 8,979

4.	The components of inventories are as follows:

	March 31,	Dec. 31,
(In Thousands)	2007	2006
Finished goods	$ 14,215	$ 15,412
Work-in-process	5,713	4,540
Raw materials	38,483	34,185
Stores, supplies and other	15,452	14,793
Total	$ 73,863	$ 68,930

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months
	Ended March 31
(In Thousands)	2007	2006
Weighted average shares outstanding used
to compute basic earnings per share	39,272	38,602
Incremental shares attributable to stock options
and restricted stock	215	62
Shares used to compute diluted earnings
per share	39,487	38,664

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2007 and 2006, 69,405 and 1,395,991, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.        On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger represents less than 2% of its total partnership capital.

7.        The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results of operations are shown below:

	Pension		Other Post-Retirement
	Benefits for 3 Months		Benefits for 3 Months
	Ended March 31		Ended March 31
(In Thousands)	2007	2006	2007	2006
Service cost	$ (1,241)	$ (1,396)	$ (21)	$ (22)
Interest cost	(3,229)	(3,257)	(152)	(135)
Employee contributions	—	—	—	—
Other	(32)	(21)	—	—
Expected return on plan assets	5,572	5,238	—	—
Amortization of prior service costs, gains or
losses and net transition asset	(474)	(1,239)	16	4
Net periodic benefit income (cost)	$ 596	$ (675)	$ (157)	$ (153)

     As a result of adopting a required new accounting standard at the end of 2006, beginning in 2007 the service cost, interest cost, employee contributions, other and expected return on plan assets components of net periodic benefit income or cost are included in the consolidated balance sheet with the assets and liabilities comprising the funded status of our pension and other post-retirement benefit plans, which are included in “Other assets and deferred charges” and “Other noncurrent liabilities”. The amortization component of net periodic benefit income or cost is reflected in other comprehensive income or loss (net of related income taxes), which is included directly in shareholder’s equity.

     We expect required contributions to our pension plans of approximately $1.1 million for the year ending December 31, 2007. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $920,000 for the year ended December 31, 2006.

8.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment since December 31, 2006, except for working capital fluctuations resulting from changes in business conditions or seasonal factors, which are described under Item 2 of this report. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Net Sales
Film Products	$ 136,061	$ 126,331
Aluminum Extrusions	139,386	135,159
Total net sales	275,447	261,490
Add back freight	6,147	6,474
Sales as shown in the Consolidated Statements of Income	$ 281,594	$ 267,964

Operating Profit
Film Products:
Ongoing operations	$ 16,820	$ 15,577
Plant shutdowns, asset impairments and restructurings	(367)	(1,583)

Aluminum Extrusions:
Ongoing operations	3,466	4,866
Plant shutdowns, asset impairments and restructurings	—	(109)

AFBS (formerly Therics):
Loss on investment in Therics, LLC	—	(25)
Plant shutdowns, asset impairments and restructurings	(366)	—

Total	19,553	18,726
Interest income	388	222
Interest expense	824	1,432
Gain on sale of corporate assets	—	56
Stock option-based compensation costs	269	211
Corporate expenses, net	2,811	3,759
Income before income taxes	16,037	13,602
Income taxes	5,704	5,387
Net income	$ 10,333	$ 8,215

9.

During the first quarter of 2007, we adopted new accounting standards for maintenance costs and uncertain tax positions (Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, respectively), neither of which resulted in adjustments to the results of operations or financial condition reported in prior periods.

We account for any planned major maintenance of plant and equipment on the deferral method whereby the actual costs incurred are capitalized and amortized to the next major maintenance (typically no greater than 12 months), which is the estimated period benefited by the planned major maintenance activity. Expenditures for regular repairs and maintenance are expensed as incurred.

For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $3.4 million as of January 1, 2007. Included in this amount were $2.7 million for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority. Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $1 million at January 1, 2007 ($600,000 net of corresponding federal and state income tax benefits). As of March 31, 2007, there were no material changes since January 1, 2007 to unrecognized tax benefits on uncertain tax positions and related accrued interest and penalties. Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

We anticipate that by December 31, 2007, we will settle several disputed issues raised by the Internal Revenue Service (the “IRS”) during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1.4 million, which would be applied against the balance of unrecognized tax benefits and accrued interest and penalties.

Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2003.

10.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are evaluating the new standard and our financial instruments to determine whether or not we will elect the fair value option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believe,” “hope,” “expect,” “are likely,” “project” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 25-27 and are incorporated herein.

Executive Summary

First-quarter 2007 net income was $10.3 million (26 cents per share) compared with $8.2 million (21 cents per share) in the first quarter of 2006. Gains on the sale of assets and other items and losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. The following tables present Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2007 and 2006:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31
	2007	2006
Net Sales
Film Products	$ 136,061	$ 126,331
Aluminum Extrusions	139,386	135,159
Total net sales	275,447	261,490
Add back freight	6,147	6,474
Sales as shown in the Consolidated Statements of Income	$ 281,594	$ 267,964

Operating Profit
Film Products:
Ongoing operations	$ 16,820	$ 15,577
Plant shutdowns, asset impairments and restructurings	(367)	(1,583)

Aluminum Extrusions:
Ongoing operations	3,466	4,866
Plant shutdowns, asset impairments and restructurings	—	(109)

AFBS (formerly Therics):
Loss on investment in Therics, LLC	—	(25)
Plant shutdowns, asset impairments and restructurings	(366)	—

Total	19,553	18,726
Interest income	388	222
Interest expense	824	1,432
Gain on sale of corporate assets	—	56
Stock option-based compensation costs	269	211
Corporate expenses, net	2,811	3,759
Income before income taxes	16,037	13,602
Income taxes	5,704	5,387
Net income	$ 10,333	$ 8,215

         Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products. Net sales and operating profit from ongoing operations in Film Products were up 7.7% and 8.0%, respectively, in the first quarter of 2007 compared with the first quarter of 2006. Volume was 65.3 million pounds in the first quarter of 2007 compared with 64.5 million pounds in the first quarter of last year. The increase in net sales and volume were primarily due to increased sales of high-value surface protection films and elastic materials, partially offset by lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia. Volume was up 2.6 million pounds or 4.1% from the fourth quarter of 2006, which the company believes was adversely affected by customer inventory adjustments.

Profits increased in the first quarter of 2007 compared with the first quarter of 2006 due primarily to higher volume noted above and appreciation of the U.S. Dollar equivalent value of functional currencies for operations outside of the U.S. We also estimate that the lag in the pass-through of lower average resin costs had a positive impact on operating profit of $500,000 in the first quarter of 2007. During the first quarter of last year, we estimate that profits were positively affected by $2.0 million from the lag in the pass-through of lower average resin costs. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Further information on resin prices and currencies are provided in Item 3 beginning on page 19.

In the last twelve months, excluding the effects of resin lag and LIFO adjustments, quarterly operating profit in Film Products has had significant ups and downs. Future performance in this business is likely to exhibit similar fluctuations, with growth primarily dependent on further increases in sales of high-value surface protection, elastic and apertured materials and new products developed using related core technologies.

Capital expenditures were $5.0 million in the first quarter of 2007 and are projected to be approximately $30 million for the year. Depreciation expense was $8.2 million in the first quarter of 2007 and is projected to be $33 million for the year.

Aluminum Extrusions. Net sales in Aluminum Extrusions were up 3.1% in the first quarter of 2007 compared with the first quarter of last year primarily due to higher selling prices substantially offset by lower volume. Volume decreased to 57.7 million pounds in the first quarter of 2007, down 9.4% from 63.7 million pounds in the first quarter of 2006. Lower shipments were primarily due to declines in demand for extrusions used in hurricane protection products and residential construction, partially offset by continued growth for extrusions used in commercial construction. Overall backlog at the end of the quarter was 14.3 million pounds, down from 19.7 million pounds at March 31, 2006, and the lowest quarterly level since the December 2003 level of 13.1 million pounds. Operating profit from ongoing operations decreased to $3.5 million in the first quarter of 2007, down 28.6% from $4.9 million in the first quarter of 2006. The decrease in operating profit was mainly due to lower volume partially offset by higher selling prices.

We are very focused on reducing our operating costs in light of the downturn in hurricane protection and residential construction markets, while trying to maintain our strength in commercial construction markets and sufficient flexibility to participate in cyclical upswings.

Capital expenditures in the first quarter of 2007 were $2.2 million and are projected to be approximately $11 million for the year. Depreciation expense was $3 million in the first quarter of 2007 and is expected to be $12.7 million for the year.

Other Items. Net pension income was $596,000 in the first quarter of 2007, a favorable change of $1.3 million (2 cents per share after taxes) from the net pension expense of $675,000 recognized in the first quarter of 2006. Most of this favorable change relates to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table. See Note 7 on page 8 for components of pension income for the quarters ended March 31, 2007 and 2006. We contributed $1.1 million to our pension plans in 2006 and expect to contribute the same amount in 2007.

Interest expense was $824,000 in the first quarter of 2007, a decline of $608,000 (1 cent per share after taxes) versus the first quarter of last year due to lower average debt outstanding. The effective tax rate was 35.6% in the first quarter of 2007 compared with 39.6% in the first quarter of 2006. The decrease in the effective tax rate, which had a favorable impact of approximately 1 cent per share, was mainly due to differences in income taxes accrued on operations outside of the U.S.

During the first quarter of 2007, we adopted new accounting standards for maintenance costs and uncertain income tax positions, neither of which resulted in adjustments to results of operations or financial condition reported in prior periods.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 15.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There have been no changes in these policies that have had a significant impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments and restructurings occurring during 2007 and the comparable period in 2006.

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are evaluating the new standard and our financial instruments to determine whether or not we will elect the fair value option.

Results of Operations

First Quarter 2007 Compared with First Quarter 2006

Overall, sales in the first quarter of 2007 increased by 5.1% compared with 2006. Net sales (sales less freight) increased 7.8% in Film Products primarily due to increased sales of high-value surface protection films and elastic materials, partially offset by lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia. Net sales increased 3.1% in Aluminum Extrusions due to higher selling prices substantially offset by lower volume. For more information on net sales and volume, see the executive summary beginning on page 11.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 13.2% in the first quarter of 2007 from 13.0% in 2006. The gross profit margin increased in Film Products but decreased in Aluminum Extrusions primarily because of the changes in net sales noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 7.0% in the first quarter of 2007, up from 6.8% in the first quarter of last year. The increase is primarily due to higher costs associated with a new information system in Film Products and higher incentive compensation accruals.

         Plant shutdowns, asset impairments and restructurings in the first quarter of 2007 shown in the segment operating profit table on page 11 include:

•	A pretax charge of $366,000 related to the estimated loss on the sub-lease of a portion of the AFBS, Inc. (formerly know as Therics, Inc.) facility in Princeton, New Jersey;

•	A pretax charge of $338,000 for asset impairments relating to machinery and equipment in Film Products; and

•	A pretax charge of $29,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the first quarter of 2006 shown in the segment operating profit table on page 11 include:

•

A pretax charge of $404,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia, including asset impairment charges of $130,000 and severance (56 people) and other costs of $274,000;

•	Pretax charges of $1 million for asset impairments relating to machinery and equipment in Film Products; and

•	Pretax charges of $268,000 for severance and other employee-related costs in connection with restructurings in Film Products ($159,000) and Aluminum Extrusions ($109,000).

In the first quarter of 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 11. For more information on costs and expenses, see the executive summary beginning on page 11.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $388,000 in the first quarter of 2007 and $222,000 in 2006.  Interest expense was $824,000 in the first quarter of 2007, a decline of $608,000 (1 cent per share after taxes) versus the first quarter of last year due to lower average debt outstanding. Average debt outstanding and interest rates were as follows:

	Three Months
	Ended March 31
(In Millions)	2007	2006
Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR:
Average outstanding debt balance	$ 51.2	$ 109.6
Average interest rate	6.1%	5.4%
Fixed-rate and other debt:
Average outstanding debt balance	$ 2.4	$ 5.7
Average interest rate	4.9%	6.7%
Total debt:
Average outstanding debt balance	$ 53.6	$ 115.3
Average interest rate	6.0%	5.5%

The effective tax rate was 35.6% in the first quarter of 2007 compared with 39.6% in the first quarter of 2006. The decrease in the effective tax rate, which had a favorable impact of approximately 1 cent per share, was mainly due to differences in income taxes accrued on operations outside of the U.S.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2006 to March 31, 2007 are summarized below:

•	Accounts receivable increased significantly by $22.0 million (18.0%).

-	Accounts receivable in Film Products increased by $6.5 million due to higher sales. Days sales outstanding (“DSO”) was 47 at March 31, 2007, consistent with December 31, 2006 DSO of 46 days.

-	Accounts receivable in Aluminum Extrusions increased by $15.5 million due to higher sales. DSO was approximately 45 at March 31, 2007, consistent with historical levels.

•	Inventories increased by $4.9 million (7.1%).

-	Inventories in Films Products increased by $698,000. Inventory days were 41 at March 31, 2007, down 2 days since December 31, 2006.

-	Inventories in Aluminum Extrusions increased by $4.2 million. Inventory days were 36 at March 31, 2007, consistent with December 31, 2006.

•

Net property, plant and equipment were down $5.4 million (1.6%) due primarily to depreciation of $11.3 million compared with capital expenditures of $7.2 million, $2.6 million received from a customer for reimbursement of certain machinery and equipment costs and asset impairments relating to machinery and equipment in Film Products of $338,000, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $1.9 million).

•	Accounts payable increased significantly by $18.8 million (27.0%).

-	Accounts payable days were 32 in Film Products at March 31, 2007 compared with 29 days at December 31, 2006.

-	Accounts payable days were 35 in Aluminum Extrusions compared with 26 days at December 31, 2006 (the typical seasonal low) and 35 days at March 31, 2006.

Cash provided by operating activities was $19.7 million in the first three months of 2007 compared with $17.5 million in 2006. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $4.4 million in the first three months of 2007, down from $13.2 million in 2006 due primarily to lower capital expenditures and a $2.6 million reimbursement received from a customer related to equipment purchases.

Capital expenditures in the first three months of 2007 primarily included the normal replacement of machinery and equipment and continued expansion of capacity for surface protection films and elastic materials. Capital expenditures for all of 2007 are expected to be approximately $30 million in Film Products and about $11 million in Aluminum Extrusions.

Net cash flow used in financing activities was $17.8 million in the first quarter of 2007, and related to repayments on our revolving credit facility with excess cash flow of $20.3 million, the payment of regular quarterly dividends of $1.6 million (4 cents per share) and proceeds received from the exercise of stock options ($4.1 million).

Further information on cash flows for the quarters ended March 31, 2007 and 2006 are provided in the consolidated statements of cash flows on page 4.

On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger represents less than 2% of its total partnership capital.

Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2007 are as follows:

Net Capitalization and Indebtedness as of March 31, 2007
(In Thousands)
Net capitalization:
Cash and cash equivalents	$ 38,480
Debt:
$300 million revolving credit agreement maturing
December 15, 2010	40,000
Other debt	2,197
Total debt	42,197
Debt net of cash and cash equivalents	3,717
Shareholders’ equity	532,374
Net capitalization	$ 536,091

Indebtedness as defined in revolving credit agreement:
Total debt	$ 42,197
Face value of letters of credit	6,013
Liabilities relating to derivative financial instruments	77
Indebtedness	$ 48,287

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $259 million was available to borrow at March 31, 2007. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At March 31, 2007, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of March 31, 2007 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2007:
Net income	$ 40,319
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	20,953
Interest expense	4,912
Charges related to stock option grants and awards accounted for
under the fair value-based method	1,028
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	44,827
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $3,703)	4,041
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,406)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $373)	(3,150)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	111,524
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(44,827)
Adjusted EBIT as defined in revolving credit agreement	$ 66,697
Shareholders’ equity at March 31, 2007	$532,374
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.44x
Interest coverage ratio (adjusted EBIT-to-interest expense)	13.58x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement
($100,000 plus 50% of net income generated after October 1, 2005)	$124,712
Minimum adjusted shareholders’ equity permitted ($351,918 plus
50% of net income generated after October 1, 2005)	$376,630
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

We believe that as of March 31, 2007, we were, and currently we are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of a covenant through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We believe that the borrowing availability under our revolving credit agreement, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 15 regarding the revolving credit agreement and interest rate exposures.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of March 31, 2007, the Company had fixed prices through its natural gas suppliers for a portion of its usage through the end of the year. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from our U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first three months of 2007 and 2006 are as follows:

Percentage of Net Sales from Manufacturing
Operations Related to Foreign Markets*
	Three Months Ended March 31
	2007		2006
	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations
Canada	4%	13%	4%	15%
Europe	1	13	1	12
Latin America	—	2	—	2
Asia	4	5	5	3
Total	9%	33%	10%	32%
* Based on consolidated net sales from manufacturing operations (excludes AFBS).

We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 80% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see trends for the Euro, Canadian Dollar and Chinese Yuan in the chart on page 23) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Canadian Dollar, the Euro, the Chinese Yuan, the Hungarian Forint and the Brazilian Real.

The relatively high percentage of U.S. Dollar-priced sales in Canada causes a mismatch between the currency denomination of sales and costs resulting in lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). Changes in the value of the Canadian Dollar relative to the U.S. Dollar had an immaterial impact on operating profit the first quarter of 2007 compared with the first quarter of 2006. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a positive impact on operating profit of about $700,000 in the first quarter of 2007 compared with 2006.

We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada. In addition, we have partially hedged our exposure to the Canadian Dollar and Euro as shown in the following tables (accounted for as cash flow hedges):

(In Thousands Except Exchange Rates)
		Notional
		Amount as				Pretax		Cash
		a % of		USD-Equivalent		Unrealized	USD-	(Paid to)	Gain (Loss) on
		Forecasted		Strike Prices of		Gain (Loss)	Equiv.	Received	Options Recognized
		USD-Equiv.		Options Bought &		on Options at	Average	from	in Income for Period
	Notional	CAD-	Net Option	Sold on CAD/USD		3/31/07	Reference	Counter-	Portion	Portion
Description of Currency	Amount	Related	Premium	Call	Put	Included in	Price of	party at	Deemed	Deemed
Exposure, Options Hedging Strategy	of Option	Costs for	(Paid)	Options	Options	Shareholders’	CAD for	Expiration	Effective	Ineffective
Used & Periods Covered	Contracts	Period	Received	Bought	Sold	Equity	Period	of Options	as Hedge	as Hedge
Exposure: About 80% of sales of extrusions
manufactured in facilities in Canada are
denominated or economically priced in U.S.
Dollars (“USD”) while conversion costs are
denominated or economically priced in
Canadian Dollars (“CAD”).
Hedge Strategy: Bought average rate call options
& sold average rate put options on CAD/USD.
Periods Covered by Option Contracts:
5/11/06 to end of second quarter 2006	$2,500	38%	$ —	$ 0.9500	$ 0.8850	n/a	$ 0.8995	$ —	$ —	$ —
Third quarter 2006	5,000	40%	—	0.9500	0.8749	n/a	0.8919	—	—	—
Fourth quarter 2006	6,500	53%	—	0.9324	0.8650	n/a	0.8793	—	—	—
First quarter 2007	3,500	28%	—	0.9100	0.8380	n/a	0.8534	—	—	—
First quarter 2007	3,500	28%	—	0.9000	0.8345	n/a	0.8534	—	—	—
Second quarter 2007	3,500	28%	—	0.9100	0.8430	$ (1)	n/a	n/a	n/a	—
Second quarter 2007	3,500	28%	—	0.9000	0.8364	—-	n/a	n/a	n/a	—
Third quarter 2007	3,500	28%	—	0.9100	0.8473	(10)	n/a	n/a	n/a	—
Third quarter 2007	3,500	28%	—	0.9000	0.8403	—	n/a	n/a	n/a	—
Fourth quarter 2007	3,500	28%	—	0.9100	0.8516	(15)	n/a	n/a	n/a	—
Fourth quarter 2007	3,500	28%	—	0.9000	0.8446	(1)	n/a	n/a	n/a	—
						$ (27)

(In Thousands Except Exchange Rates)
		Sensitivity Analysis of Amount Tredegar (Pays to) Receives
Average	Average	from Counterparty in 2007 for Settlement of CAD/USD Options
CAD Per	USD Equiv.	First	Second	Third	Fourth
USD	of CAD	Quarter	Quarter	Quarter	Quarter	Total
1.21951	$0.8200	$ (136)	$ (164)	$ (197)	$ (232)	$ (729)
1.20482	0.8300	(52)	(81)	(115)	(149)	(397)
1.19048	0.8400	—	(12)	(32)	(67)	(111)
1.17647	0.8500	—	—	—	(7)	(7)
1.16279	0.8600	—	—	—	—	—
1.14943	0.8700	—	—	—	—	—
1.13636	0.8800	—	—	—	—	—
1.12360	0.8900	—	—	—	—	—
1.11111	0.9000	—	—	—	—	—
1.09890	0.9100	39	39	39	39	155
1.08696	0.9200	116	116	116	116	465
1.07527	0.9300	194	194	194	194	774
1.06383	0.9400	271	271	271	271	1,084

(In Thousands Except Exchange Rates)
		Notional
		Amount as				Pretax		Cash
		a % of		USD-Equivalent		Unrealized	USD-	(Paid to)	Gain (Loss) on
		Forecasted		Strike Prices of		Gain (Loss)	Equiv.	Received	Options Recognized
		USD-Equiv.		Options Bought &		on Options at	Average	from	in Income for Period
	Notional	Royalty	Net Option	Sold on EUR/USD		3/31/07	Reference	Counter-	Portion	Portion
Description of Currency	Amount	from	Premium	Call	Put	Included in	Price of	party at	Deemed	Deemed
Exposure, Options Hedging Strategy	of Option	Nether-	(Paid)	Options	Options	Shareholders’	EUR for	Expiration	Effective	Ineffective
Used & Periods Covered	Contracts	lands Sub	Received	Sold	Bought	Equity	Period	of Options	as Hedge	as Hedge
Exposure: Significant royalty on sales from film
technology licensed to subsidiary in the
Netherlands is earned in Euros (“EUR”).
Hedge Strategy: Sold average rate call options
& bought average rate put options on EUR/USD.
Periods Covered by Option Contracts:
First quarter 2007	$ 3,200	74%	$ —	$ 1.3350	$ 1.2800	n/a	$ 1.3101	$ —	$ —	$ —
Second quarter 2007	3,200	82%	—	1.3480	1.2800	$ (9)	n/a	n/a	n/a	—
Third quarter 2007	3,200	75%	—	1.3575	1.2800	(19)	n/a	n/a	n/a	—
Fourth quarter 2007	3,200	76%	—	1.3640	1.2800	(22)	n/a	n/a	n/a	—
						$ (50)

(In Thousands Except Exchange Rates)
		Sensitivity Analysis of Amount Tredegar (Pays to) Receives
Average	Average	from Counterparty in 2007 for Settlement of EUR/USD Options
EUR Per	USD Equiv.	First	Second	Third	Fourth
USD	of EUR	Quarter	Quarter	Quarter	Quarter	Total
0.84034	$ 1.1900	$ 225	$ 225	$ 225	$ 225	$ 900
0.82645	1.2100	175	175	175	175	700
0.81301	1.2300	125	125	125	125	500
0.80000	1.2500	75	75	75	75	300
0.78740	1.2700	25	25	25	25	100
0.77519	1.2900	—	—	—	—	—
0.76336	1.3100	—	—	—	—	—
0.75188	1.3300	—	—	—	—	—
0.74074	1.3500	(36)	(5)	—	—	(41)
0.72993	1.3700	(84)	(52)	(29)	(14)	(180)
0.71942	1.3900	(132)	(100)	(77)	(61)	(369)
0.70922	1.4100	(180)	(147)	(124)	(108)	(559)
0.69930	1.4300	(228)	(195)	(171)	(155)	(748)

Trends for the Euro, Canadian Dollar and Chinese Yuan are shown in the chart below:

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to a Consent Agreement and Final Order (“CAFO”) that became effective May 9, 2006, Aluminum Extrusions (i) paid a civil penalty of $30,422 and (ii) undertook a supplemental environmental project (“SEP”) in an amount of at least $208,170 (“Minimum SEP Expenditure”). The CAFO requires that the SEP be fully implemented within one year of the CAFO’s effective date. On July 6, 2006, Aluminum Extrusions completed the SEP at a cost of $296,432. Management sent a report to the EPA in the fourth quarter of 2006 indicating that it believes that the SEP was completed in a satisfactory and timely manner. On March 7, 2007, the EPA sent a letter to Aluminum Extrusions agreeing that the SEP was completed in a satisfactory and timely manner, and terminated the CAFO.

Item 1A. Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors include, but are not limited to, the following:

General

•

Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are volatile, and the prices for resin and aluminum have increased significantly since early 2002. Tredegar attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

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

Tredegar Corporation
(Registrant)

Date:	May 7, 2007	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)