Form 10-Q
period 2007-06-30
TREDEGAR CORP
filed 2007-08-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	______________________________	to	___________________________

Commission file number 1-10258

Tredegar Corporation

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-1497771

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Boulders Parkway Richmond, Virginia	23225

(Address of Principal Executive Offices)	(Zip Code)

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

          The number of shares of Common Stock, no par value, outstanding as of July 25, 2007: 39,595,524.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2007	Dec. 31, 2006

Assets
Current assets:
Cash and cash equivalents	$32,397	$40,898
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $6,482 in 2007 and $8,559 in 2006	149,650	121,834
Income taxes recoverable	5,265	10,975
Inventories	69,272	68,930
Deferred income taxes	8,101	6,055
Prepaid expenses and other	3,660	4,558

Total current assets	268,345	253,250

Property, plant and equipment, at cost	695,181	676,406
Less accumulated depreciation	377,703	350,643

Net property, plant and equipment	317,478	325,763

Other assets and deferred charges	76,923	64,078
Goodwill and other intangibles	140,226	138,696

Total assets	$802,972	$781,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,757	$69,426
Accrued expenses	36,425	41,906
Current portion of long-term debt	488	678

Total current liabilities	123,670	112,010
Long-term debt	31,691	61,842
Deferred income taxes	80,121	75,772
Other noncurrent liabilities	17,800	15,568

Total liabilities	253,282	265,192

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	127,639	120,508
Common stock held in trust for savings restoration plan	(1,299)	(1,291)
Foreign currency translation adjustment	29,356	21,522
Gain on derivative financial instruments	1,085	654
Pension and other postretirement benefit adjustments	(20,617)	(21,211)
Retained earnings	413,526	396,413

Total shareholders’ equity	549,690	516,595

Total liabilities and shareholders’ equity	$802,972	$781,787

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Revenues and other items:
Sales	$279,582	$282,491	$561,176	$550,455
Other income (expense), net	160	248	454	260

	279,742	282,739	561,630	550,715

Costs and expenses:
Cost of goods sold	239,534	239,691	477,922	466,329
Freight	6,476	7,250	12,623	13,724
Selling, general and administrative	16,699	16,183	34,479	32,435
Research and development	2,130	2,249	4,072	4,098
Amortization of intangibles	38	38	75	75
Interest expense	557	1,468	1,381	2,900
Asset impairments and costs associated with exit and disposal activities	125	1,026	858	2,718

Total	265,559	267,905	531,410	522,279

Income before income taxes	14,183	14,834	30,220	28,436
Income taxes	4,248	5,584	9,952	10,971

Net income	$9,935	$9,250	$20,268	$17,465

Earnings per share:
Basic	$.25	$.24	$.52	$.45
Diluted	.25	.24	.51	.45

Shares used to compute earnings per share:
Basic	39,402	38,632	39,337	38,617
Diluted	39,584	38,837	39,537	38,751

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2007	2006

Cash flows from operating activities:
Net income	$20,268	$17,465
Adjustments for noncash items:
Depreciation	22,785	21,757
Amortization of intangibles	75	75
Deferred income taxes	(2,528)	9,708
Accrued pension and postretirement benefits	(897)	1,683
Gain on sale of assets	—	(56)
Loss on asset impairments and divestitures	338	1,150
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(24,774)	(35,838)
Inventories	2,323	2,352
Income taxes recoverable	5,710	(1,345)
Prepaid expenses and other	1,658	2,248
Accounts payable	15,196	30,119
Accrued expenses and income taxes payable	(3,853)	842
Other, net	719	(1,846)

Net cash provided by operating activities	37,020	48,314

Cash flows from investing activities:
Capital expenditures	(12,070)	(24,903)
Investment in Harbinger ($10 million) and real estate in 2007 and Novalux in 2006	(11,056)	(400)
Proceeds from the sale of assets and property disposals & reimbursements from customers for purchases of equipment	3,842	56
Other, net	—	(88)

Net cash used in investing activities	(19,284)	(25,335)

Cash flows from financing activities:
Dividends paid	(3,163)	(3,104)
Debt principal payments	(30,341)	(22,889)
Borrowings	—	4,000
Proceeds from exercise of stock options	6,437	663

Net cash (used in) provided by financing activities	(27,067)	(21,330)

Effect of exchange rate changes on cash	830	342

Increase in cash and cash equivalents	(8,501)	1,991
Cash and cash equivalents at beginning of period	40,898	23,434

Cash and cash equivalents at end of period	$32,397	$25,425

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity

Balance December 31, 2006	$120,508	$396,413	$(1,291)	$21,522	$654	$(21,211)	$516,595

Comprehensive income:
Net income	—	20,268	—	—	—	—	20,268
Other comprehensive income (loss):
Available-for-sale securities adjustment	—	—	—	—	—	—	—
Foreign currency translation adjustment (net of tax of $4,212)	—	—	—	7,834	—	—	7,834
Derivative financial instruments adjustment (net of tax of $145)	—	—	—	—	431	—	431
Amortization of prior service costs and net gains or losses (net of tax of $332)	—	—	—	—	—	594	594

Comprehensive income							29,127
Cash dividends declared ($.04 per share)	—	(3,163)	—	—	—	—	(3,163)
Stock options and restricted stock awards	629	—	—	—	—	—	629
Issued upon exercise of stock options and stock compensation plans (including related income tax benefits of $168)	6,502	8	(8)	—	—	—	6,502

Balance June 30, 2007	$127,639	$413,526	$(1,299)	$29,356	$1,085	$(20,617)	$549,690

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar”, “we” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2007, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, the consolidated cash flows for the six months ended June 30, 2007 and 2006, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2007. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the second quarter of 2007 shown in the segment operating profit table in Note 8 include:

	•	A pretax charge of $99,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions; and

	•	A pretax charge of $26,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the second quarter of 2006 shown in the segment operating profit table in Note 8 include:

•

A net pretax gain of $822,000 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.4 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by severance and other costs of $567,000; and

	•	Pretax charges of $459,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($405,000) and Film Products ($54,000).

Plant shutdowns, asset impairments and restructurings in the first six months of 2007 shown in the segment operating profit table in Note 8 include:

	•	A pretax charge of $366,000 related to the estimated loss on the sub-lease of a portion of the AFBS, Inc. (formerly know as Therics, Inc.) facility in Princeton, New Jersey;

	•	A pretax charge of $338,000 for asset impairments relating to machinery and equipment in Film Products;

	•	A pretax charge of $99,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions; and

	•	A pretax charge of $55,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the first six months of 2006 shown in the segment operating profit table in Note 8 include:

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

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the six months ended June 30, 2007 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total

Balance at December 31, 2006	$ 436	$ —	$4,622	$5,058
Changes in 2007:
Charges	99	338	421	858
Cash spent	(346)	—	(891)	(1,237)
Charged against assets	—	(338)	—	(338)

Balance at June 30, 2007	$ 189	$ —	$4,152	$4,341

(a) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

          In the first six months of 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2007	2006	2007	2006

Net income	$9,935	$9,250	$20,268	$17,465
Other comprehensive income (loss), net of tax:
Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	—	—	—	(2)
Reclassification adjustment for net gains realized in income	—	—	—	(21)

Available-for-sale securities adjustment	—	—	—	(23)

Foreign currency translation adjustment	5,796	3,877	7,834	4,567
Derivative financial instrument adjustment	198	(1,772)	431	(1,675)
Amortization of prior service costs and net gains or losses from pension and other postretirement benefit plans	299	—	594	—

Comprehensive income (loss)	$16,228	$11,355	$29,127	$20,334

4.	The components of inventories are as follows:

(In Thousands)	June 30 2007	Dec. 31 2006

Finished goods	$14,360	$15,412
Work-in-process	5,073	4,540
Raw materials	33,786	34,185
Stores, supplies and other	16,053	14,793

Total	$69,272	$68,930

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2007	2006	2007	2006

Weighted average shares outstanding used to compute basic earnings per share	39,402	38,632	39,337	38,617
Incremental shares attributable to stock options and restricted stock	182	205	200	134

Shares used to compute diluted earnings per share	39,584	38,837	39,537	38,751

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and six months ended June 30, 2007 and three and six months ended June 30, 2006, 52,845, 61,125, 1,381,738 and 1,388,865, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.

On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At June 30, 2007, Harbinger reported our capital account value at $12.4 million reflecting $2.4 million of unrealized appreciation ($1.5 million or 4 cents per share after taxes) versus the carrying value in our balance sheet of $10 million (included in “Other assets and deferred charges”).

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results of operations are shown below:

	Pension Benefits for 3 Months Ended June 30		Other Post-Retirement Benefits for 3 Months Ended June 30

(In Thousands)	2007	2006	2007	2006

Service cost	$(1,252)	$(1,491)	$(34)	$(22)
Interest cost	(3,254)	(3,411)	(103)	(135)
Employee contributions	—	—	—	—
Other	(34)	(36)	—	—
Expected return on plan assets	5,603	5,430	—	—
Amortization of prior service costs, gains or losses and net transition asset	(476)	(1,194)	8	4

Net periodic benefit (cost) income	$587	$(702)	$(129)	$(153)

	Pension Benefits for 6 Months Ended June 30		Other Post-Retirement Benefits for 6 Months Ended June 30

(In Thousands)	2007	2006	2007	2006

Service cost	$(2,493)	$(2,888)	$(55)	$(44)
Interest cost	(6,483)	(6,667)	(255)	(271)
Employee contributions	—	—	—	—
Other	(66)	(57)	—	—
Expected return on plan assets	11,175	10,668	—	—
Amortization of prior service costs, gains or losses and net transition asset	(950)	(2,433)	24	9

Net periodic benefit (cost) income	$1,183	$(1,377)	$(286)	$(306)

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

8.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment since December 31, 2006, except for working capital fluctuations resulting from changes in business conditions or seasonal factors, changes caused by movement of foreign exchange rates and changes in property, plant and equipment due to capital expenditures, depreciation and other activity, which are described under Item 2 of this report. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Net Sales
Film Products	$130,259	$121,405	$266,320	$247,736
Aluminum Extrusions	142,847	153,836	282,233	288,995

Total net sales	273,106	275,241	548,553	536,731
Add back freight	6,476	7,250	12,623	13,724

Sales as shown in the Consolidated Statements of Income	$279,582	$282,491	$561,176	$550,455

Operating Profit
Film Products:
Ongoing operations	$13,762	$13,264	$30,582	$28,841
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	(26)	768	(393)	(815)

Aluminum Extrusions:
Ongoing operations	3,288	5,674	6,754	10,540
Plant shutdowns, asset impairments and restructurings	(99)	(405)	(99)	(514)

AFBS (formerly Therics):
Ongoing operations	—	—	—	—
Loss on investment in Therics, LLC	—	—		(25)
Restructurings	—	—	(366)	—

Total	16,925	19,301	36,478	38,027
Interest income	283	285	671	507
Interest expense	557	1,468	1,381	2,900
Gain on sale of corporate assets	—	—	—	56
Stock option-based compensation costs	196	282	465	493
Corporate expenses, net	2,272	3,002	5,083	6,761

Income before income taxes	14,183	14,834	30,220	28,436
Income taxes	4,248	5,584	9,952	10,971

Net income	$9,935	$9,250	$20,268	$17,465

9.

The effective tax rate was 30.0% in the second quarter of 2007 and 32.9% in the first six months of 2007, compared with 37.6% in the second quarter of 2006 and 38.6% in the first six months of 2006. The decrease in the effective tax rate, which had a favorable impact of approximately 3 cents and 4 cents per share in the second quarter and first six months of 2007 versus last year, respectively, was mainly due to an adjustment in the second quarter of 2007 of deferred income taxes for a reduction in statutory income tax rates in Canada of $682,000 (2 cents per share) (reflected as a credit to income tax expense) and differences in income taxes accrued on operations outside of the U.S.

10.

During the first quarter of 2007, we adopted new accounting standards for maintenance costs and uncertain tax positions (Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, respectively), neither of which resulted in adjustments to the results of operations or financial condition reported in prior periods. In addition, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements, neither of which had an impact on results for the second quarter or first six months of 2007.

          We account for any planned major maintenance of plant and equipment on the deferral method whereby the actual costs incurred are capitalized and amortized to the next major maintenance (typically no greater than 12 months), which is the estimated period benefited by the planned major maintenance activity. Expenditures for regular repairs and maintenance are expensed as incurred.

          For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $3.4 million as of January 1, 2007. Included in this amount were $2.7 million for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority. Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $1 million at January 1, 2007 ($600,000 net of corresponding federal and state income tax benefits). As of June 30, 2007, there were no material changes since January 1, 2007 to unrecognized tax benefits on uncertain tax positions and related accrued interest and penalties. Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

          Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believe,” “hope,” “expect,” “are likely,” “project” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 26-28 and are incorporated herein.

Executive Summary

          Second-quarter 2007 net income was $9.9 million (25 cents per share) compared with $9.3 million (24 cents per share) in the second quarter of 2006. The increase was primarily due to lower pension and interest costs, a lower effective income tax rate and higher profits in our films business, partially offset by significantly lower profits in our aluminum business. Gains on the sale of assets and other items and losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. The following tables present Tredegar’s net sales and operating profit by segment for the three and six months ended June 30, 2007 and 2006:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2007	2006	2007	2006

Net Sales
Film Products	$130,259	$121,405	$266,320	$247,736
Aluminum Extrusions	142,847	153,836	282,233	288,995

Total net sales	273,106	275,241	548,553	536,731
Add back freight	6,476	7,250	12,623	13,724

Sales as shown in the Consolidated Statements of Income	$279,582	$282,491	$561,176	$550,455

Operating Profit
Film Products:
Ongoing operations	$13,762	$13,264	$30,582	$28,841
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	(26)	768	(393)	(815)

Aluminum Extrusions:
Ongoing operations	3,288	5,674	6,754	10,540
Plant shutdowns, asset impairments and restructurings	(99)	(405)	(99)	(514)

AFBS (formerly Therics):
Ongoing operations	—	—	—	—
Loss on investment in Therics, LLC	—	—		(25)
Restructurings	—	—	(366)	—

Total	16,925	19,301	36,478	38,027
Interest income	283	285	671	507
Interest expense	557	1,468	1,381	2,900
Gain on sale of corporate assets	—	—	—	56
Stock option-based compensation costs	196	282	465	493
Corporate expenses, net	2,272	3,002	5,083	6,761

Income before income taxes	14,183	14,834	30,220	28,436
Income taxes	4,248	5,584	9,952	10,971

Net income	$9,935	$9,250	$20,268	$17,465

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

          Film Products. Net sales and operating profit from ongoing operations in Film Products were up 7.3% and 3.8%, respectively, in the second quarter of 2007 versus 2006. Volume was 60.4 million pounds in the second quarter of 2007 compared with 61.9 million pounds in the second quarter of last year. Higher net sales were primarily due to increased sales of high-value elastic, apertured and surface protection materials, partially offset by lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia. Volume declined as a result of exiting this market.

          Profits increased in the second quarter of 2007 compared with the second quarter of 2006 due primarily to the appreciation of the U.S. Dollar equivalent value of functional currencies for operations outside of the U.S. and the improvement in the sales of high-value materials noted above. We estimate that the impact of the lag in the pass-through of changes in average resin costs was not significant in the second quarter of 2007 compared with a positive impact on operating profit of $500,000 in the second quarter of 2006. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

          Net sales and operating profit from ongoing operations in Film Products were up 7.5% and 6.3%, respectively, in the first six months of 2007 versus 2006. Operating profit from ongoing operations excluding the estimated effects of resin pass-through lag was $30.1 million in the first six months of 2007, up 14.0% versus $26.4 million in the first six months of 2006. Volume decreased to 125.7 million pounds in the first six months of 2007 from 126.4 million pounds in the first six months of 2006. The growth in sales and operating profit and decline in volume during the first six months of 2007 versus 2006 were primarily due to the same factors discussed for the second quarter of 2007 versus 2006.

          Since the second quarter of last year, excluding the effects of the lag in the passthrough of changes in resin costs, quarterly operating profit in films has had significant ups and downs. Future performance is likely to exhibit similar fluctuations.

          Capital expenditures were $8.7 million in the first six months of 2007 and are projected to be approximately $20 million for the year. Depreciation expense was $16.5 million in the first six months of 2007 and is projected to be $33 million for the year.

Aluminum Extrusions. Net sales and operating profit from ongoing operations in Aluminum Extrusions were down 7.2% and 42.1%, respectively, in the second quarter of 2007 versus 2006. Volume decreased to 56.9 million pounds in the second quarter of 2007, down 18.0% from 69.4 million pounds in the second quarter of 2006.

          Net sales and operating profit from ongoing operations in Aluminum Extrusions were down 2.4% and 35.2%, respectively, in the first six months of 2007 versus 2006. Volume decreased to 114.7 million pounds in the first six months of 2007, down 13.8% from 133.0 million pounds in the first six months of 2006.

          The decreases in net sales and operating profit in the second quarter and first six months of 2007 versus 2006 were mainly due to lower volume partially offset by higher selling prices. Shipments declined in most markets, especially extrusions used in hurricane protection products and residential construction. Overall backlog at the end of the quarter was 16.6 million pounds, down from 29.5 million pounds at June 30, 2006.

          Demand for extruded aluminum shapes is down significantly in most market segments. Our bookings and backlog are at historic lows for this time of year. The combination of poor demand and a much stronger Canadian Dollar, which impacts our costs, make the prospects for this unit look weak in the near future.

          Capital expenditures were $3.4 million in the first six months of 2007 and are projected to be approximately $8 million for the year. Depreciation expense was $6.2 million in the first six months of 2007 and is projected to be $13 million for the year.

Other Items. Net pension income was $587,000 in the second quarter of 2007 and $1.2 million in the first six months of 2007, a favorable change of $1.3 million (2 cents per share after taxes) and $2.6 million (4 cents per share after taxes) from amounts recognized in the second quarter and first six months of 2006, respectively. Most of the favorable changes relate to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table on page 12. We contributed $1.1 million to our pension plans in 2006 and expect to contribute the same amount in 2007.

          Interest expense was $557,000 in the second quarter of 2007 and $1.4 million in first six months of 2007, a decline of $911,000 (2 cent per share after taxes) and $1.5 million (3 cents per share after taxes) versus the second quarter and first six months of last year, respectively, due to lower average debt outstanding.

          The effective tax rate was 30.0% in the second quarter of 2007 and 32.9% in the first six months of 2007, compared with 37.6% in the second quarter of 2006 and 38.6% in the first six months of 2006. The decrease in the effective tax rate, which had a favorable impact of approximately 3 cents and 4 cents per share in the second quarter and first six months of 2007 versus last year, respectively, was mainly due to an adjustment in the second quarter of 2007 of deferred income taxes for a reduction in statutory income tax rates in Canada of $682,000 (2 cents per share) (reflected as a credit to income tax expense) and differences in income taxes accrued on operations outside of the U.S.

          On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At June 30, 2007, Harbinger reported our capital account value at $12.4 million reflecting $2.4 million of unrealized appreciation ($1.5 million or 4 cents per share after taxes) versus the carrying value in our balance sheet of $10 million (included in “Other assets and deferred charges”).

          Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 18.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-

lived assets and goodwill, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. There have been no changes in these policies that have had a significant impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments and restructurings occurring during 2007 and the comparable period in 2006.

Results of Operations

Second Quarter 2007 Compared with Second Quarter 2006

          Overall, sales in the second quarter of 2007 decreased by 1.0% compared with 2006. Net sales (sales less freight) increased 7.3% in Film Products primarily due to increased sales of high-value elastic, apertured and surface protection materials, partially offset by lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia. Net sales decreased 7.2% in Aluminum Extrusions due to a decline in volume of 18.0% partially offset by higher selling prices. For more information on net sales and volume, see the executive summary beginning on page 12.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.0% in the second quarter of 2007 from 12.6% in 2006. The gross profit margin increased in Film Products but decreased in Aluminum Extrusions primarily because of the changes in net sales noted above.

          As a percentage of sales, selling, general and administrative and R&D expenses were 6.7% in the second quarter of 2007, up from 6.5% in the second quarter of last year. The increase is primarily due to higher costs associated with a new information system in Film Products.

          Plant shutdowns, asset impairments and restructurings in the second quarter of 2007 shown in the segment operating profit table on page 12 include:

•	A pretax charge of $99,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions; and

•	A pretax charge of $26,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the second quarter of 2006 shown in the segment operating profit table on page 12 include:

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

For more information on costs and expenses, see the executive summary beginning on page 12.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $283,000 in the second quarter of 2007 and $285,000 in 2006. Interest expense was $557,000 in the second quarter of 2007, a decline of $911,000 (2 cents per share after taxes) versus the second quarter of last year due to lower average debt outstanding. Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30

(In Millions)	2007	2006

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$39.6	$101.5
Average interest rate	6.1%	5.9%
Fixed-rate and other debt:
Average outstanding debt balance	$2.2	$5.3
Average interest rate	3.3%	6.3%

Total debt:
Average outstanding debt balance	$41.8	$106.8
Average interest rate	6.0%	5.9%

          The effective tax rate was 30.0% in the second quarter of 2007 compared with 37.6% in the second quarter of 2006. The decrease in the effective tax rate, which had a favorable impact of approximately 3 cents per share in the second quarter of 2007 versus last year, was mainly due to an adjustment of deferred income taxes for a reduction in statutory income tax rates in Canada of $682,000 (2 cents per share) (reflected as a credit to income tax expense) and differences in income taxes accrued on operations outside of the U.S.

First Six Months of 2007 Compared with First Six Months of 2006

          Overall, sales in the first six months of 2007 increased by 1.9% compared with 2006. Net sales (sales less freight) increased 7.5% in Film Products primarily due to increased sales of high-value elastic, apertured and surface protection materials, partially offset by lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia. Net sales decreased 2.4% in Aluminum Extrusions due to a decline in volume of 13.8% partially offset by higher selling prices. For more information on net sales and volume, see the executive summary beginning on page 12.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.6% in the first six months of 2007 from 12.8% in 2006. The gross profit margin increased in Film Products but decreased in Aluminum Extrusions primarily because of the changes in net sales noted above.

          As a percentage of sales, selling, general and administrative and R&D expenses were 6.9% in the first six months of 2007, up from 6.6% in the first six months of last year. The increase is primarily due to higher costs associated with a new information system in Film Products.

          Plant shutdowns, asset impairments and restructurings in the first six months of 2007 shown in the segment operating profit table on page 12 include:

•	A pretax charge of $366,000 related to the estimated loss on the sub-lease of a portion of the AFBS, Inc. (formerly know as Therics, Inc.) facility in Princeton, New Jersey;

•	A pretax charge of $338,000 for asset impairments relating to machinery and equipment in Film Products;

•	A pretax charge of $99,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions; and

•	A pretax charge of $55,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the first six months of 2006 shown in the segment operating profit table on page 12 include:

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

          In the six months ended June 30, 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table on page 12. For more information on costs and expenses, see the executive summary beginning on page 12.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $671,000 in the first six months of 2007 and $507,000 in 2006. Interest expense was $1.4 million in the first six months of 2007, a decline of $1.5 million (3 cent per share after taxes) versus the first six months of last year due to lower average debt outstanding. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30

(In Millions)	2007	2006

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$45.4	$105.5
Average interest rate	6.1%	5.6%
Fixed-rate and other debt:
Average outstanding debt balance	$2.3	$5.5
Average interest rate	4.1%	6.5%

Total debt:
Average outstanding debt balance	$47.7	$111.0
Average interest rate	6.0%	5.6%

          The effective tax rate was 32.9% in the first six months of 2007 compared with 38.6% in the first six months of 2006. The decrease in the effective tax rate, which had a favorable impact of approximately 4 cents per share in the first six months of 2007 versus last year, was mainly due to an adjustment in the second quarter of 2007 of deferred income taxes for a reduction in statutory income tax rates in Canada of $682,000 (2 cents per share) (reflected as a credit to income tax expense) and differences in income taxes accrued on operations outside of the U.S.

Liquidity and Capital Resources

          Changes in operating assets and liabilities from December 31, 2006 to June 30, 2007 are summarized below:

•	Accounts receivable increased significantly by $27.8 million (22.8%).

–

Accounts receivable in Film Products increased by $6.1 million due to higher sales in the second quarter of 2007 compared with the fourth quarter of 2006. Days sales outstanding (“DSO”) was 49 at June 30, 2007, which is within the range experienced over the last twelve months.

–

Accounts receivable in Aluminum Extrusions increased by $21.7 million due to higher sales in the second quarter of 2007 compared with the fourth quarter of 2006. DSO was approximately 45 at June 30, 2007, consistent with historical levels.

•	Income taxes recoverable decreased by $5.7 million due to the timing of income and tax payments.

•	Inventories increased by less than $500,000 (less than 1%).

•

Net property, plant and equipment was down $8.3 million (2.5%) due primarily to depreciation of $22.8 million compared with capital expenditures of $12.1 million, $3.7 million received from a customer for reimbursement of certain machinery and equipment costs and asset impairments relating to machinery and equipment in Film Products of $338,000, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $6.6 million).

•

Other assets increased by $12.8 million (20.0%) due primarily to the $10 million investment in Harbinger (see page 14), an increase in prepaid pension assets of $2.1 million and investments in real estate in the second quarter of 2007 of $1.1 million.

•	Accounts payable increased significantly by $17.3 million (25.0%).

	–	Accounts payable days were 30 in Film Products at June 30, 2007, which is within the range experienced over the last twelve months.

	–	Accounts payable days were 35 in Aluminum Extrusions at June 30, 2007, which is within the range experienced over the last twelve months.

•	Accrued expenses decreased by $5.5 million (13.1%) due primarily to incentive compensation and bonus awards accrued for all of 2006 that were paid in 2007.

          Cash provided by operating activities was $37.0 million in the first six months of 2007 compared with $48.3 million in 2006. The change is primarily related to normal volatility of working capital components.

          Cash used in investing activities was $19.3 million in the first six months of 2007, down from $25.3 million in 2006 due primarily to lower capital expenditures of $12.8 million and reimbursements received from a customer related to equipment purchases of $3.7 million, partially offset by an investment in Harbinger of $10 million (see page 14) and investments in real estate of $1.1 million.

          Capital expenditures in the first six months of 2007 primarily included the normal replacement of machinery and equipment and continued expansion of capacity for surface protection films and elastic materials. Capital expenditures for all of 2007 are expected to be approximately $20 million in Film Products and about $8 million in Aluminum Extrusions.

          Net cash flow used in financing activities was $27.1 million in the first six months of 2007, and related to repayments on our revolving credit facility with excess cash flow of $30 million and the payment of first and second quarter regular dividends aggregating $3.2 million (4 cents per share per quarter), partially offset by proceeds received from the exercise of stock options of $6.5 million.

          Further information on cash flows for the first six months of 2007 and 2006 are provided in the consolidated statements of cash flows on page 4.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of June 30, 2007 are as follows:

Net Capitalization and Indebtedness as of June 30, 2007 (In Thousands)

Net capitalization:
Cash and cash equivalents	$32,397
Debt:
$300 million revolving credit agreement maturing December 15, 2010	30,000
Other debt	2,179

Total debt	32,179

Debt net of cash and cash equivalents	(218)
Shareholders’ equity	549,690

Net capitalization	$549,472

Indebtedness as defined in revolving credit agreement:
Total debt	$32,179
Face value of letters of credit	5,907
Liabilities relating to derivative financial instruments	42

Indebtedness	$38,128

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $269 million was available to borrow at June 30, 2007. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At June 30, 2007, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of June 30, 2007 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2007:
Net income	$41,004
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	19,617
Interest expense	4,001
Charges related to stock option grants and awards accounted for under the fair value-based method	942
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	45,309
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,802)	3,140
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,404)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $261)	(1,761)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	110,848

Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(45,309)

Adjusted EBIT as defined in revolving credit agreement	$65,539

Shareholders’ equity at June 30, 2007	$549,690
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.34	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	16.38	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$129,680
Minimum adjusted shareholders’ equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$381,598
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

          We believe that as of June 30, 2007, we were, and currently we are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of a covenant through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

          We believe that the borrowing availability under our revolving credit agreement, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 18 regarding the revolving credit agreement and interest rate exposures.

          Changes in resin prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as energy costs. With the exception of certain contractual arrangements, there is no assurance of our ability to pass through higher raw material and energy costs to our customers.

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

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of June 30, 2007, we had fixed prices through our natural gas suppliers for a portion of our usage through the end of the year. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

          We sell to customers in foreign markets through our foreign operations and through exports from our U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first six months of 2007 and 2006 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Six Months Ended June 30

	2007		2006

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	4%	14%	4%	16%
Europe	1	13	1	12
Latin America	0	2	1	2
Asia	4	5	4	3

Total	9%	34%	10%	33%

* Based on consolidated net sales from manufacturing operations (excludes AFBS).

          We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 80% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see trends for the Euro, Canadian Dollar and Chinese Yuan in the chart on page 25) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Canadian Dollar, the Euro, the Chinese Yuan, the Hungarian Forint and the Brazilian Real.

          The relatively high percentage of U.S. Dollar-priced sales in Canada causes a mismatch between the currency denomination of sales and costs resulting in lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). Changes in the value of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit in the first six months of 2007 of $700,000 compared with the first six months of 2006. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a positive impact on operating profit of about $1.2 million in the first six months of 2007 compared with 2006.

          We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada. In addition, we have partially hedged our exposure to the Canadian Dollar and Euro as shown in the following tables (accounted for as cash flow hedges):

(In Thousands Except Exchange Rates)

		Notional Amount as a % of Forecasted USD-Equiv. CAD- Related Costs for Period
				USD-Equivalent Strike Prices of Options Bought & Sold on CAD/USD		Pretax Unrealized Gain (Loss) on Options at 6/30/07 Included in Shareholders’ Equity		Cash (Paid to) Received from Counter- party at Expiration of Options	Gain (Loss) on Options Recognized in Income for Period
Description of Currency Exposure, Options Hedging Strategy Used & Periods Covered							USD- Equiv. Average Reference Price of CAD for Period

			Net Option Premium (Paid) Received
	Notional Amount of Option Contracts								Portion Deemed Effective as Hedge	Portion Deemed Ineffective as Hedge
				Call Options Bought	Put Options Sold

Exposure: About 80% of sales of extrusions manufactured in facilities in Canada are denominated or economically priced in U.S. Dollars (“USD”) while conversion costs are denominated or economically priced in Canadian Dollars (“CAD”).

Hedge Strategy: Bought average rate call options & sold average rate put options on CAD/USD.
Periods Covered by Option Contracts:
5/11/06 to end of second quarter 2006	$2,500	38%	$—	$0.9500	$0.8850	n/a	$0.8995	$—	$—	$—
Third quarter 2006	5,000	40%	—	0.9500	0.8749	n/a	0.8919	—	—	—
Fourth quarter 2006	6,500	53%	—	0.9324	0.8650	n/a	0.8793	—	—	—
First quarter 2007	3,500	28%	—	0.9100	0.8380	n/a	0.8534	—	—	—
First quarter 2007	3,500	28%	—	0.9000	0.8345	n/a	0.8534	—	—	—
Second quarter 2007	3,500	28%	—	0.9100	0.8430	n/a	0.9110	1	1	—
Second quarter 2007	3,500	28%	—	0.9000	0.8364	n/a	0.9110	40	40	—
Third quarter 2007	3,500	28%	—	0.9100	0.8473	$127	n/a	n/a	n/a	—
Third quarter 2007	3,500	28%	—	0.9000	0.8403	165	n/a	n/a	n/a	—
Fourth quarter 2007	3,500	28%	—	0.9100	0.8516	143	n/a	n/a	n/a	—
Fourth quarter 2007	3,500	28%	—	0.9000	0.8446	176	n/a	n/a	n/a	—

						$611

(In Thousands Except Exchange Rates)

		Sensitivity Analysis of Amount Tredegar (Pays to) Receives from Counterparty in 2007 for Settlement of CAD/USD Options
Average CAD Per USD	Average USD Equiv. of CAD
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
						Total

1.21951	$0.8200	$(136)	$(164)	$(197)	$(232)	$(729)
1.20482	0.8300	(52)	(81)	(115)	(149)	(397)
1.19048	0.8400	—	(12)	(32)	(67)	(111)
1.17647	0.8500	—	—	—	(7)	(7)
1.16279	0.8600	—	—	—	—	—
1.14943	0.8700	—	—	—	—	—
1.13636	0.8800	—	—	—	—	—
1.12360	0.8900	—	—	—	—	—
1.11111	0.9000	—	—	—	—	—
1.09890	0.9100	39	39	39	39	155
1.08696	0.9200	116	116	116	116	465
1.07527	0.9300	194	194	194	194	774
1.06383	0.9400	271	271	271	271	1,084
1.05263	0.9500	348	348	348	348	1,393
1.04167	0.9600	426	426	426	426	1,702
1.03093	0.9700	503	503	503	503	2,012
1.02041	0.9800	580	580	580	580	2,321
1.01010	0.9900	658	658	658	658	2,631
1.00000	1.0000	735	735	735	735	2,940

(In Thousands Except Exchange Rates)

		Notional Amount as a % of Forecasted USD-Equiv. Royalty from Nether- lands Sub
				USD- Equivalent Strike Prices of Options Bought & Sold on EUR/USD		Pretax Unrealized Gain (Loss) on Options at 6/30/07 Included in Shareholders’Equity		Cash (Paid to) Received from Counter- party at Expiration of Options	Gain (Loss) on Options Recognized in Income for Period
							USD- Equiv. Average Reference Price of EUR for Period

Description of Currency Exposure, Options Hedging Strategy Used & Periods Covered
	Notional Amount of Option Contracts		Net Option Premium (Paid) Received						Portion Deemed Effective as Hedge	Portion Deemed Ineffective as Hedge
				Call Options Sold	Put Options Bought

Exposure: Significant royalty on sales from film technology licensed to subsidiary in the Netherlands is earned in Euros (“EUR”).
Hedge Strategy: Sold average rate call options & bought average rate put options on EUR/USD.
Periods Covered by Option Contracts:
First quarter 2007	$3,200	74%	$—	$1.3350	$1.2800	n/a	$1.3101	$—	$—	$—
Second quarter 2007	3,200	82%	—	1.3480	1.2800	n/a	1.3485	(1)	(1)	—
Third quarter 2007	3,200	75%	—	1.3575	1.2800	$(13)	n/a	n/a	n/a	—
Fourth quarter 2007	3,200	76%	—	1.3640	1.2800	(28)	n/a	n/a	n/a	—

						$(41)

(In Thousands Except Exchange Rates)

Average EUR Per USD	Average USD Equiv. of EUR	Sensitivity Analysis of Amount Tredegar (Pays to) Receives from Counterparty in 2007 for Settlement of EUR/USD Options

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
						Total

0.84034	$1.1900	$225	$225	$225	$225	$900
0.82645	1.2100	175	175	175	175	700
0.81301	1.2300	125	125	125	125	500
0.80000	1.2500	75	75	75	75	300
0.78740	1.2700	25	25	25	25	100
0.77519	1.2900	—	—	—	—	—
0.76336	1.3100	—	—	—	—	—
0.75188	1.3300	—	—	—	—	—
0.74074	1.3500	(36)	(5)	—	—	(41)
0.72993	1.3700	(84)	(52)	(29)	(14)	(180)
0.71942	1.3900	(132)	(100)	(77)	(61)	(369)
0.70922	1.4100	(180)	(147)	(124)	(108)	(559)
0.69930	1.4300	(228)	(195)	(171)	(155)	(748)

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

          There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

          There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors include, but are not limited to, the following:

General

•

Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are volatile, and the prices for resin and aluminum have increased significantly since early 2002. We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

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

•

Our $10 million investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) and $6.6 million investment ($1.6 million carrying value) in Novalux, Inc. have high risk. Harbinger is a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. Novalux is developing laser technology for potential use in a variety of applications and may need several more rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur. There is no secondary market for selling our interests in Harbinger or Novalux.

Film Products

•

Film Products is highly dependent on sales associated with one customer, The Procter & Gamble Company (“P&G”). P&G comprised approximately 23% of our consolidated net sales in 2006, 25% in 2005 and 27% in 2004. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes and (iii) delays in P&G rolling out products utilizing new technologies developed by us. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

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

•

The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has around 1,800 customers in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy (historical cross-cycle volume growth has been in the 3% range).

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

Item 4. Submission of Matters to a Vote of Security Holders.

          Tredegar’s Annual Meeting of Shareholders was held on May 17, 2007. The following sets forth the vote results with respect to each of the matters voted upon by shareholders at the meeting:

(a)	Election of Directors

Nominee	Number of Votes For	Number of Votes Withheld	Broker Non-Votes

Donald T. Cowles	29,684,536	7,741,819	0
John D. Gottwald	29,698,857	7,727,498	0
Thomas G. Slater, Jr.	27,868,792	9,557,563	0

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Horst R. Adam Austin Brockenbrough, III William M. Gottwald Richard L. Morrill Norman A. Scher R. Gregory Williams

(b)	Ratification of Appointment of PricewaterhouseCoopers LLP

Ratification of appointment of PricewaterhouseCoopers LLP as Tredegar’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non-Votes

37,072,987	332,423	20,945	0

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

Tredegar Corporation (Registrant)

Date:	August 8, 2007	/s/ D. Andrew Edwards

D. Andrew Edwards Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)