Form 10-Q
period 2007-09-30
TREDEGAR CORP
filed 2007-11-08
CIK 850429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                The number of shares of Common Stock, no par value, outstanding as of October 26, 2007: 37,505,455.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	Sept. 30, 2007	Dec. 31, 2006

Assets
Current assets:
Cash and cash equivalents	$38,946	$40,898
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $6,064 in 2007 and $8,559 in 2006	143,689	121,834
Income taxes recoverable	4,003	10,975
Inventories	64,890	68,930
Deferred income taxes	7,693	6,055
Prepaid expenses and other	3,801	4,558

Total current assets	263,022	253,250

Property, plant and equipment, at cost	684,085	676,406
Less accumulated depreciation	395,405	350,643

Net property, plant and equipment	288,680	325,763

Other assets and deferred charges	87,556	64,078
Goodwill and other intangibles	141,848	138,696

Total assets	$781,106	$781,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,120	$69,426
Accrued expenses	39,431	41,906
Current portion of long-term debt	638	678

Total current liabilities	134,189	112,010
Long-term debt	43,515	61,842
Deferred income taxes	78,784	75,772
Other noncurrent liabilities	17,237	15,568

Total liabilities	273,725	265,192

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	99,021	120,508
Common stock held in trust for savings restoration plan	(1,301)	(1,291)
Unearned compensation on restricted stock	—	—
Unrealized gain on available-for-sale securities	—	—
Foreign currency translation adjustment	36,736	21,522
Gain (loss) on derivative financial instruments	(401)	654
Pension and other postretirement benefit adjustments	(20,289)	(21,211)
Retained earnings	393,615	396,413

Total shareholders’ equity	507,381	516,595

Total liabilities and shareholders’ equity	$781,106	$781,787

See accompanying notes to financial statements.
2

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2007	2006	2007	2006

Revenues and other items:
Sales	$275,726	$296,256	$836,902	$846,711
Other income (expense), net	(1,987)	474	(1,533)	734

	273,739	296,730	835,369	847,445

Costs and expenses:
Cost of goods sold	234,314	252,848	712,236	719,177
Freight	6,477	7,265	19,100	20,989
Selling, general and administrative	17,798	18,135	52,277	50,570
Research and development	2,375	2,016	6,447	6,114
Amortization of intangibles	37	37	112	112
Interest expense	628	1,331	2,009	4,231
Asset impairments and costs associated with exit and disposal activities	29,324	692	30,182	3,410

Total	290,953	282,324	822,363	804,603

Income (loss) before income taxes	(17,214)	14,406	13,006	42,842
Income taxes	1,162	4,716	11,114	15,687

Net income (loss)	$(18,376)	$9,690	$1,892	$27,155

Earnings (loss) per share:
Basic	$(.47)	$.25	$.05	$.70
Diluted	(.47)	.25	.05	.70

Shares used to compute earnings (loss) per share:
Basic	38,985	38,654	39,219	38,629
Diluted	38,985	39,123	39,396	38,876

Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.
3

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended Sept. 30

	2007	2006

Cash flows from operating activities:
Net income	$1,892	$27,155
Adjustments for noncash items:
Depreciation	34,440	32,619
Amortization of intangibles	112	112
Deferred income taxes	(6,691)	10,135
Accrued pension and postretirement benefits	(1,297)	2,358
Gain on sale of assets	—	(56)
Loss on asset impairments and divestitures	29,983	1,150
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(15,880)	(37,600)
Inventories	8,868	5,180
Income taxes recoverable	6,972	2,353
Prepaid expenses and other	886	870
Accounts payable	18,124	25,109
Accrued expenses and income taxes payable	(3,333)	7,877
Other, net	314	(938)

Net cash provided by operating activities	74,390	76,324

Cash flows from investing activities:
Capital expenditures	(15,919)	(31,714)
Investments, including Harbinger ($10,000), a drug delivery company ($6,500) and real estate ($5,673) in 2007	(22,631)	(542)
Proceeds from the sale of assets and property disposals & reimbursements from customers for purchases of equipment	4,093	266

Net cash used in investing activities	(34,457)	(31,990)

Cash flows from financing activities:
Dividends paid	(4,701)	(4,656)
Debt principal payments	(33,367)	(38,956)
Borrowings	15,000	4,000
Repurchases of Tredegar common stock, net of settlement payable of $2,307	(26,705)	—
Proceeds from exercise of stock options	6,470	1,162

Net cash used in financing activities	(43,303)	(38,450)

Effect of exchange rate changes on cash	1,418	524

(Decrease) increase in cash and cash equivalents	(1,952)	6,408
Cash and cash equivalents at beginning of period	40,898	23,434

Cash and cash equivalents at end of period	$38,946	$29,842

See accompanying notes to financial statements.
4

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity

Balance December 31, 2006	$120,508	$396,413	$(1,291)	$21,522	$654	$(21,211)	$516,595

Comprehensive income:
Net income	—	1,892	—	—	—	—	1,892
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $8,192)	—	—	—	15,214	—	—	15,214
Derivative financial instruments adjustment (net of tax of $783)	—	—	—	—	(1,055)	—	(1,055)
Amortization of prior service costs and net gains or losses (net of tax of $516)	—	—	—	—	—	922	922

Comprehensive income							16,973
Cash dividends declared ($.04 per share)	—	(4,700)	—	—	—	—	(4,700)
Stock options and restricted stock awards	954	—	—	—	—	—	954
Repurchases of Tredegar common stock	(29,012)	—	—	—	—	—	(29,012)
Issued upon exercise of stock options and stock compensation plans (including related income tax benefits of $497)	6,571	10	(10)	—	—	—	6,571

Balance September 30, 2007	$99,021	$393,615	$(1,301)	$36,736	$(401)	$(20,289)	$507,381

See accompanying notes to financial statements.
5

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and subsidiaries (“Tredegar”, “we” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2007, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, the consolidated cash flows for the nine months ended September 30, 2007 and 2006, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2007. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the third quarter of 2007 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $27.6 million for impairments of property, plant and equipment (“PP&E”) related to the aluminum extrusions operations in Canada;

•	A pretax charge of $1.2 million related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey;

•	A pretax charge of $493,000 for severance and other employee-related costs in Aluminum Extrusions; and

•	A pretax charge of $42,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

The impairment of PP&E related to the aluminum extrusions operations in Canada was due to deteriorating business conditions and financial results. The combination of lower volume and appreciation of the Canadian dollar, which impacts our costs, has caused a shift from overall profitability last year to losses this year. During the first nine months of 2007, this business unit had volume of 46.9 million pounds, net sales of $119.1 million, an operating loss of $7 million, depreciation of $3 million and capital expenditures of $734,000. During the first nine months of 2006, this business had volume of 57 million pounds, net sales of $132.1 million, operating profit of $981,000, depreciation of $2.9 million and capital expenditures of $672,000. In addition, our projections of the future unlevered pretax cash flows for this business indicated that the carrying value of its net assets of $71.7 million (tangible assets in excess of liabilities excluding deferred income taxes) before the impairment would not be recovered. As a result, in accordance with Statement of Financial Accounting Standards (“FASB Statement”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recognized a pretax charge of $27.6 million ($22.7 million after taxes – see Note 9) to write down the individual components of long-lived assets (PP&E) to the lower of their carrying value or estimated fair value. Our estimates of real property values were based on a commonly used valuation methodology in real estate whereby projected net operating income for the property (projected earnings before interest, taxes, depreciation and amortization that could be earned from rent) is divided by a related risk-adjusted expected rate of return (referred to as the capitalization rate). The estimated fair value of machinery and equipment was based on our estimates of the proceeds that we would receive if they were sold. Our estimates of the value of real estate and machinery and equipment were based on Level 2 inputs as defined by FASB Statement No. 157, Fair Value Measurements (see Note 6 for further discussion of this statement).
6

Plant shutdowns, asset impairments and restructurings in the third quarter of 2006 shown in the segment operating profit table in Note 8 include:

•	A net pretax gain of $1 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $1.2 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by other shutdown-related costs of $198,000;

•	A pretax charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	A pretax charge of $494,000 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey.

Plant shutdowns, asset impairments and restructurings in the first nine months of 2007 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $27.6 million for impairments of PP&E related to the aluminum extrusions operations in Canada;

•	A pretax charge of $1.6 million related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey;

•	A pretax charge of $592,000 for severance and other employee-related costs in Aluminum Extrusions;

•	Pretax charges of $338,000 for asset impairments in Film Products;

•	A pretax charge of $55,000 for costs related to the shutdown of the films manufacturing facility in LaGrange, Georgia; and

•	A pretax charge of $42,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments and restructurings in the first nine months of 2006 shown in the segment operating profit table in Note 8 include:

•	A net pretax gain of $1.4 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2.6 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), partially offset by severance and other costs of $1 million and asset impairment charges of $130,000;

•	Pretax charges of $1 million for asset impairments in Film Products;

•	A pretax charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000); and

•	A pretax charge of $494,000 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey.
7

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the nine months ended September 30, 2007 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total

Balance at December 31, 2006	$436	$—	$4,622	$5,058
Changes in 2007:
Charges	592	27,949	1,641	30,182
Cash spent	(509)	—	(1,244)	(1,753)
Charged against assets	—	(27,949)	—	(27,949)

Balance at September 30, 2007	$519	$—	$5,019	$5,538

(a) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

During the third quarter of 2007, we recognized charges of $2.1 million to writedown an investment due to uncertain recovery (see Note 9 regarding related income tax effects). This charge has been included in “Other income (expense), net” in the consolidated statements of income and separately stated in the operating profit by segment table in Note 8. In the first nine months of 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the operating profit by segment table in Note 8.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands)	2007	2006	2007	2006

Net income (loss)	$(18,376)	$9,690	$1,892	$27,155
Other comprehensive income (loss), net of tax:
Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	—	—	—	(2)
Reclassification adjustment for net gains realized in income	—	—	—	(21)

Available-for-sale securities adjustment	—	—	—	(23)

Foreign currency translation adjustment	7,380	1,536	15,214	6,103
Derivative financial instrument adjustment	(1,486)	669	(1,055)	(1,006)
Amortization of prior service costs and net gains or losses from pension and other postretirement benefit plans	328	—	922	—

Comprehensive income (loss)	$(12,154)	$11,895	$16,973	$32,229

8

4.	The components of inventories are as follows:

(In Thousands)	Sept. 30 2007	Dec. 31, 2006

Finished goods	$15,476	$15,412
Work-in-process	4,289	4,540
Raw materials	28,422	34,185
Stores, supplies and other	16,703	14,793

Total	$64,890	$68,930

5.	Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

(In Thousands)	2007	2006	2007	2006

Weighted average shares outstanding used
to compute basic earnings (loss) per share	38,985	38,654	39,219	38,629
Incremental shares attributable to stock options and restricted stock	—	469	177	247

Shares used to compute diluted earnings (loss) per share	38,985	39,123	39,396	38,876

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2007 and three and nine months ended September 30, 2006, 211,075, 111,108, 1,196,722 and 1,324,817, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.	On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At September 30, 2007, Harbinger reported our capital account value at $17.8 million reflecting $7.8 million of unrealized appreciation ($5.1 million or 13 cents per share after taxes) versus the carrying value in our balance sheet of $10 million (included in “Other assets and deferred charges”).

During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At September 30, 2007, the fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) equaled the amount invested.
9

FASB Statement No. 157, Fair Value Measurements, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the date of our investment (August 31, 2007), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to August 31, 2007, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger or initial public offering indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of August 31, 2007, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. There is a one-month lag in the reporting of financial results for the company. Accordingly, there are no revenues, costs and expenses to report since our investment on August 31, 2007, and our preliminary valuation of intangibles indicates that there were no in-process research & development costs that would have been written off in applying the purchase accounting and the equity method at August 31, 2007. Balance sheet information for the drug delivery company at August 31, 2007, shown on a pro forma basis for a second closing of its recent financing in September 2007 and adjusted on a purchase accounting basis to the valuation implied by the latest round of financing (including preliminary estimates of the value of intangibles), is provided below:

(In Thousands)	Pro Forma 8/31/07

Assets
Cash & ownership subscriptions receivables	$8,557
Other tangible assets	278
Identifiable intangibles (15 year life)	3,967
Goodwill	10,194

Total assets	$22,996

Liabilities & Members’ Equity
Liabilities	$1,503
Contributed capital	12,233
Net equity appreciation implied from purchase accounting adjustments	12,805
Accumulated losses	(3,545)

Total liabilities & members’ equity	$22,996

10

During the first nine months of 2007, Tredegar invested $5.7 million in real estate. At September 30, 2007, the carrying value in Tredegar’s balance sheet of its investments in this real estate (included in “Other assets and deferred charges”) equaled the amount invested.

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results of operations are shown below:

	Pension Benefits for 3 Months Ended Sept. 30		Other Post-Retirement Benefits for 3 Months Ended Sept. 30

(In Thousands)	2007	2006	2007	2006

Service cost	$(1,239)	$(1,425)	$(24)	$(22)
Interest cost	(3,284)	(3,384)	(124)	(135)
Employee contributions	—	—	—	—
Other	(36)	(36)	—	—
Expected return on plan assets	5,620	5,434	—	—
Amortization of prior service costs, gains or losses and net transition asset	(525)	(1,111)	13	4

Net periodic benefit income (cost)	$536	$(522)	$(135)	$(153)

	Pension Benefits for 9 Months Ended Sept. 30		Other Post-Retirement Benefits for 9 Months Ended Sept. 30

(In Thousands)	2007	2006	2007	2006

Service cost	$(3,732)	$(4,313)	$(79)	$(66)
Interest cost	(9,767)	(10,051)	(380)	(406)
Employee contributions	—	—	—	—
Other	(102)	(93)	—	—
Expected return on plan assets	16,795	16,102	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,475)	(3,544)	37	13

Net periodic benefit income (cost)	$1,719	$(1,899)	$(422)	$(459)

As a result of adopting a required new accounting standard at the end of 2006, beginning in 2007 the service cost, interest cost, employee contributions, other and expected return on plan assets components of net periodic benefit income or cost are included in the consolidated balance sheet with the assets and liabilities comprising the funded status of our pension and other post-retirement benefit plans, which are included in “Other assets and deferred charges” and “Other noncurrent liabilities”. The amortization component of net periodic benefit income or cost is reflected in other comprehensive income or loss (net of related income taxes), which is included directly in shareholders’ equity.

We expect required contributions to our pension plans of approximately $1.1 million for the year ending December 31, 2007. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $920,000 for the year ended December 31, 2006.
11

8.	Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment since December 31, 2006, except for working capital fluctuations resulting from changes in business conditions or seasonal factors, changes caused by movement of foreign exchange rates and changes in property, plant and equipment due to capital expenditures, depreciation, asset impairments and other activity, which are described under Item 2 of Part I of this report. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2007	2006	2007	2006

Net Sales
Film Products	$134,065	$134,961	$400,385	$382,697
Aluminum Extrusions	135,184	154,030	417,417	443,025

Total net sales	269,249	288,991	817,802	825,722
Add back freight	6,477	7,265	19,100	20,989

Sales as shown in the Consolidated Statements of Income	$275,726	$296,256	$836,902	$846,711

Operating Profit
Film Products:
Ongoing operations	$15,926	$13,770	$46,508	$42,611
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	—	1,022	(393)	207

Aluminum Extrusions:
Ongoing operations	1,131	5,407	7,885	15,947
Plant shutdowns, asset impairments and restructurings	(28,146)	(920)	(28,245)	(1,434)

AFBS (formerly Therics):
Loss on investment in Therics, LLC	—	—	—	(25)
Plant shutdowns, asset impairments and restructurings	(1,220)	(494)	(1,586)	(494)

Total	(12,309)	18,785	24,169	56,812
Interest income	289	315	960	822
Interest expense	628	1,331	2,009	4,231
Gain on sale of corporate assets	—	—	—	56
Loss from write-down of investment	2,095	—	2,095	—
Stock option-based compensation costs	236	215	701	708
Corporate expenses, net	2,235	3,148	7,318	9,909

Income (loss) before income taxes	(17,214)	14,406	13,006	42,842
Income taxes	1,162	4,716	11,114	15,687

Net income (loss)	$(18,376)	$9,690	$1,892	$27,155

9.	The effective tax rate for the third quarter and first nine months of 2007 has been distorted versus the rate typically expected due to the income tax effects of the $27.6 million third-quarter pretax charge for impairments of PP&E relating to the aluminum extrusions operations in Canada (see Note 2), the $2.1 million third-quarter pretax charge for the writedown of an investment (see Note 2) and an adjustment in the second quarter of 2007 of deferred income taxes for a reduction in statutory income tax rates in Canada of $682,000 (reflected as a credit to income tax expense).
12

Income tax benefits accrued on the impairments of PP&E in Canada of $4.8 million (an effective tax rate of 17.4%) are below the U.S. federal statutory rate of 35% primarily due to a valuation allowance of $4.1 million caused by the unlikely recovery of possible future tax benefits implied by the charge and lower tax benefits of $735,000 resulting from a lower tax rate in Canada (32.3% in Canada). In addition, no net income tax benefits were accrued on the expected capital losses relating to the investment writedown due to unlikely realization (we recognized a deferred tax asset and valuation allowance of $754,000). Furthermore, a valuation allowance was recognized in the third quarter of 2007 of $312,000 for deferred income tax assets previously recognized on prior write-downs of the investment.

The effective tax rate excluding the items and related tax effects noted above was 45.5% in the third quarter of 2007 and 38.2% in the first nine months of 2007, compared with 32.7% in the third quarter of 2006 and 36.6% in the first nine months of 2006. The increase in the effective tax rate excluding the items and related tax effects noted above during the third quarter of 2007 versus last year was mainly due to the adjustment of income taxes during the third quarter to the rate that results in a year-to-date effective tax rate that is equal to the rate estimated for the entire year. The increase in the effective tax rate excluding the items and related tax effects noted above for the first nine months of 2007 versus last year was mainly due to (i) lower income tax benefits expected for the Domestic Production Activities Deduction and the research & development tax credit and (ii) differences in income taxes accrued on operations outside of the U.S.

10.	During the third quarter of 2007, we used a portion of a standing authorization from our Board of Directors to repurchase approximately 1.7 million shares of our stock at an average price of $17.12 per share ($17.14 per share including broker commissions). As of September 30, 2007, we had approximately 3.3 million shares that can be repurchased in the future under this authorization. The table below summarizes share repurchase activity by month:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased as Part of Announced Program	Maximum Number of Shares at End of Period That May Yet be Purchased Under Program

January - July 2007	—	$—	—	—
August 2007	687,100	17.25	687,100	4,312,900
September 2007	1,005,600	17.03	1,692,700	3,307,300

11.	During the first quarter of 2007, we adopted new accounting standards for maintenance costs and uncertain tax positions (Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, respectively), neither of which resulted in adjustments to the results of operations or financial condition reported in prior periods. In addition, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value, and FASB Statement No. 157, Fair Value Measurements, neither of which had an impact on historical results at the date of adoption.

We account for any planned major maintenance of plant and equipment on the deferral method whereby the actual costs incurred are capitalized and amortized to the next major maintenance (typically no greater than 12 months), which is the estimated period benefited by the
13

planned major maintenance activity. Expenditures for regular repairs and maintenance are expensed as incurred.

For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $3.4 million as of January 1, 2007. Included in this amount were $2.7 million for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority. Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $1 million at January 1, 2007 ($600,000 net of corresponding federal and state income tax benefits). As of September 30, 2007, we eliminated an uncertain tax position by correcting our method of accounting for tax purposes for supplies inventories. As a result, we reduced the amount of unrecognized tax benefits on uncertain tax positions to $2.7 million and the related amount for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain to $2.0 million. Accrued interest and penalties related to uncertain tax positions have not changed materially since January 1, 2007. Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

We anticipate that by September 2008, we will settle several disputed issues raised by the Internal Revenue Service (the “IRS”) during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1.4 million, which would be applied against the balance of unrecognized tax benefits and accrued interest and penalties.

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
14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

                Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use words such as “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Risk factors that may cause such a difference are summarized on pages 29-31 and are incorporated herein.

Executive Summary

                Third-quarter 2007 net loss was $18.4 million (47 cents per share) compared with net income of $9.7 million (25 cents per share) in the third quarter of 2006. Our overall loss for the quarter was due to an after-tax asset impairment charge of $22.7 million or 58 cents per share relating to our aluminum extrusions operations in Canada, which had an operating loss of $7 million or 12 cents per share after taxes in the first nine months of 2007. Excluding this item, earnings declined by 14 cents per share or 56% in the third quarter of 2007 versus last year due to lower operating profits in Aluminum Extrusions, a writedown of an investment and other special items (a loss of 9 cents per share on a combined basis in the third quarter of 2007 versus a loss of 1 cent per share last year) and a higher effective tax rate, partially offset by higher profits in Film Products and lower pension and interest costs. Special items are described in Note 2 on page 6. The following tables present Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2007 and 2006:

Tredegar Corporation Net Sales and Operating Profit by Segment (In Thousands) (Unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2007	2006	2007	2006

Net Sales
Film Products	$134,065	$134,961	$400,385	$382,697
Aluminum Extrusions	135,184	154,030	417,417	443,025

Total net sales	269,249	288,991	817,802	825,722
Add back freight	6,477	7,265	19,100	20,989

Sales as shown in the Consolidated Statements of Income	$275,726	$296,256	$836,902	$846,711

Operating Profit
Film Products:
Ongoing operations	$15,926	$13,770	$46,508	$42,611
Plant shutdowns, asset impairments and restructurings, net of gain on sale of assets and related income from LIFO inventory liquidations	—	1,022	(393)	207

Aluminum Extrusions:
Ongoing operations	1,131	5,407	7,885	15,947
Plant shutdowns, asset impairments and restructurings	(28,146)	(920)	(28,245)	(1,434)

AFBS (formerly Therics):
Loss on investment in Therics, LLC	—	—	—	(25)
Plant shutdowns, asset impairments and restructurings	(1,220)	(494)	(1,586)	(494)

Total	(12,309)	18,785	24,169	56,812
Interest income	289	315	960	822
Interest expense	628	1,331	2,009	4,231
Gain on sale of corporate assets	—	—	—	56
Loss from write-down of investment	2,095	—	2,095	—
Stock option-based compensation costs	236	215	701	708
Corporate expenses, net	2,235	3,148	7,318	9,909

Income (loss) before income taxes	(17,214)	14,406	13,006	42,842
Income taxes	1,162	4,716	11,114	15,687

Net income (loss)	$(18,376)	$9,690	$1,892	$27,155

                Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products.  Third-quarter net sales in Film Products were $134.1 million, down slightly from $135.0 million in the third quarter of 2006, while operating profit from ongoing operations increased to $15.9 million in the third quarter of 2007 from $13.8 million in 2006. Volume was 60.0 million pounds in the third quarter of 2007 compared with 64.4 million pounds in the third quarter of last year. Results in films continue to fluctuate significantly from quarter-to-quarter.

                Volume was down in the third quarter of 2007 compared with the third quarter of 2006 primarily due to a decrease in sales of lower margin packaging and barrier films, partially offset by an increase in sales of high-value materials used primarily for the hygiene market. Net sales declined for the same reasons but were partially offset by appreciation of currencies for operations outside of the U.S.

                Operating profit from ongoing operations increased in the third quarter of 2007 compared with the third quarter of 2006 due primarily to appreciation of currencies for operations outside of the U.S. (a benefit of approximately $900,000) and increases in sales of the high-value materials noted above, partially offset by lower volume and margins for packaging and barrier films. We estimate that the impact of the lag in the pass-through of changes in average resin costs had a negative impact on operating profit of approximately $1 million in the third quarter of 2007 compared with an estimated negative impact on operating profit of $1.5 million in the third quarter of 2006. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

                Net sales in Film Products were $400.4 million in the first nine months of 2007, up 4.6% versus $382.7 million in the first nine months of 2006. Operating profit from ongoing operations was $46.5 million in the first nine months of 2007, up 9.2% compared with $42.6 million in the first nine months of 2006. Volume decreased to 185.7 million pounds in the first nine months of 2007 from 190.8 million pounds in the first nine months of 2006. The growth in sales and operating profit during the first nine months of 2007 versus 2006 were primarily due to increases in sales of high-value surface protection and hygiene materials and appreciation of currencies for operations outside of the U.S. (currency appreciation resulted in an improvement in operating profit of approximately $2.1 million), partially offset by lower volume and margins for packaging and barrier films. Volume declined primarily due to lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia.

                Capital expenditures were $11.7 million in the first nine months of 2007 and are projected to be approximately $20 million for the year. Depreciation expense was $25 million in the first nine months of 2007 and is projected to be $33 million for the year.

Aluminum Extrusions.   Third-quarter net sales in Aluminum Extrusions were $135.2 million, down 12.2% from $154.0 million in the third quarter of 2006. Operating profit from ongoing operations decreased to $1.1 million in the third quarter of 2007, down 80% from $5.4 million in the third quarter of 2006. Volume decreased to 55.9 million pounds in the third quarter of 2007, down 18.3% from 68.4 million pounds in the third quarter of 2006.

                Net sales in Aluminum Extrusions were $417.4 million in the first nine months of 2007, down 5.8% from $443.0 million in the first nine months of 2006. Operating profit from ongoing operations decreased to $7.9 million in the first nine months of 2007, down 50.3% from $15.9 million in the first nine months of 2006. Volume decreased to 170.6 million pounds in the first nine months of 2007, down 15.3% from 201.5 million pounds in the first nine months of 2006.

                The decreases in net sales and operating profit in the third quarter and first nine months were mainly due to lower volume partially offset by higher selling prices. Appreciation of the Canadian Dollar also had an estimated adverse impact on profits of $600,000 in the third quarter of 2007 versus 2006 and $1.3 million in the first nine months of 2007 versus 2006. Shipments declined in most markets, especially extrusions used in hurricane protection products and residential construction. Overall backlog at the end of the quarter was 14.9 million pounds, down from 25.4 million pounds at September 30, 2006.

                Capital expenditures were $4.2 million in the first nine months of 2007 and are projected to be approximately $6 million for the year. Depreciation expense was $9.4 million in the first nine months of 2007 and is projected to be $13 million for the year.

                During the third quarter of 2007, as a result of deteriorating business conditions and financial results relating to aluminum extrusions operations in Canada, we recognized an asset impairment charge of $27.6 million ($22.7 million or 58 cents per share after taxes). See Note 2 on page 6 for more information.

Other Items.    Net pension income was $536,000 in the third quarter of 2007 and $1.7 million in the first nine months of 2007, a favorable change of $1.1 million (2 cents per share after taxes) and $3.6 million (6 cents per share after taxes) from amounts recognized in the third quarter and first nine months of 2006, respectively. Most of the favorable changes relate to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table on page 15. The company contributed $1.1 million to its pension plans in 2006 and expects to contribute the same amount in 2007.

                Interest expense was $628,000 in the third quarter of 2007 and $2.0 million in first nine months of 2007, a decline of $703,000 (1 cent per share after taxes) and $2.2 million (4 cents per share after taxes) versus the third quarter and first nine months of last year, respectively, due to lower average debt outstanding.

                See Note 9 on page 12 regarding significant differences in our effective tax rate between periods.

                During the first quarter of 2007, we adopted new accounting standards for maintenance costs and uncertain income tax positions, neither of which had a material impact on Tredegar’s results of operations or financial condition. In addition, Tredegar adopted new accounting standards on fair value measurements and the fair value option for financial assets and liabilities, neither of which had an impact on historical results at the date of adoption.

                On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At September 30, 2007, Harbinger reported our capital account value at $17.8 million reflecting $7.8 million of unrealized appreciation ($5.1 million or 13 cents per share after taxes) versus the carrying value in our balance sheet of $10 million (included in “Other assets and deferred charges”).

                On August 31, 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. See Note 6 on page 9 for more information. During the first nine months of 2007, we invested $5.7 million in real estate. At September 30, 2007, the carrying value in our balance sheet (“Other assets and deferred charges”) of our recent investments in this real estate and the drug delivery company equaled the respective amounts invested.

                During the third quarter of 2007, we used a portion of a standing authorization from our Board of Directors to repurchase approximately 1.7 million shares of our stock at an average price of $17.14 per share. As of September 30, 2007, we had approximately 3.3 million shares that can be repurchased in the future under this authorization. More information on net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 21.

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

Results of Operations

Third Quarter 2007 Compared with Third Quarter 2006

                Overall, sales in the third quarter of 2007 decreased by 6.9% compared with 2006. For more information on sales and volume, see the executive summary beginning on page 15.

                Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 12.7% in the third quarter of 2007 from 12.2% in 2006. The gross profit margin increased in Film Products but decreased in Aluminum Extrusions primarily because of the changes in sales. In addition, higher costs from appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact in Aluminum Extrusions.

                As a percentage of sales, selling, general and administrative and R&D expenses were 7.3% in the third quarter of 2007, up from 6.8% in the third quarter of last year. The increase is primarily due to higher costs in Film Products, including costs associated with a new information system and a reorganization that resulted in the hiring of additional personnel.

                Plant shutdowns, asset impairments and restructurings and other special items in the third quarter of 2007 and third quarter of 2006 are described in Note 2 beginning on page 6.

                For more information on overall operating results by business segment, see the executive summary beginning on page 15.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $289,000 in the third quarter of 2007 and $315,000 in 2006. Interest expense was $628,000 in the third quarter of 2007, a decline of $703,000 (1 cent per share after taxes) versus the third quarter of last year due to lower average debt outstanding. Average debt outstanding and interest rates were as follows:

	Three Months Ended Sept. 30

(In Millions)	2007	2006

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$30.9	$83.8
Average interest rate	6.2%	6.2%
Fixed-rate and other debt:
Average outstanding debt balance	$2.2	$3.8
Average interest rate	3.7%	4.0%

Total debt:
Average outstanding debt balance	$33.1	$87.6
Average interest rate	6.0%	6.1%

                The effective tax rate for the quarter was significantly affected by the tax accrual associated with charges for asset impairments and writedowns. See Note 6 on page 9 for more information.

First Nine Months of 2007 Compared with First Nine Months of 2006

                Overall, sales in the first nine months of 2007 decreased by 1.2% compared with 2006, primarily due to a decline in sales in Aluminum Extrusions. For more information on sales and volume, see the executive summary beginning on page 15.

                Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales were 12.6% in the first nine months of 2007 and 2006. The gross profit margin increased in Film Products but decreased in Aluminum Extrusions primarily because of the changes in sales. In addition, higher costs from appreciation of the Canadian Dollar relative to the U.S. Dollar had an adverse impact in Aluminum Extrusions.

                As a percentage of sales, selling, general and administrative and R&D expenses were 7.0% in the first nine months of 2007, up from 6.7% in the first nine months of last year. The increase is primarily due to higher costs in Film Products, including costs associated with a new information system and a reorganization that resulted in the hiring of additional personnel.

                Plant shutdowns, asset impairments and restructurings and other special items in the first nine months of 2007 and first nine months of 2006 are described in Note 2 beginning on page 6.

                For more information on overall operating results by business segment, see the executive summary beginning on page 15.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $960,000 in the first nine months of 2007 and $822,000 in 2006. Interest expense was $2.0 million in the first nine months of 2007, a decline of $2.2 million (4 cent per share after taxes) versus the first nine months of last year due to lower average debt outstanding. Average debt outstanding and interest rates were as follows:

	Nine Months Ended Sept. 30

(In Millions)	2007	2006

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$40.5	$98.2
Average interest rate	6.1%	5.8%
Fixed-rate and other debt:
Average outstanding debt balance	$2.3	$4.9
Average interest rate	3.9%	5.9%

Total debt:
Average outstanding debt balance	$42.8	$103.1
Average interest rate	6.0%	5.8%

                The effective tax rate for the first nine months of 2007 was significantly affected by the tax accrual associated with charges for asset impairments and writedowns. See Note 6 on page 9 for more information.

Liquidity and Capital Resources Changes in operating assets and liabilities from December 31, 2006 to September 30, 2007 are summarized below:

•	Accounts receivable increased significantly by $21.9 million (17.9%).

–	Accounts receivable in Film Products increased by $5.2 million due to higher sales in the third quarter of 2007 compared with the fourth quarter of 2006. Days sales outstanding (“DSO”) was 47 at September 30, 2007, which is within the range experienced over the last twelve months.

–	Accounts receivable in Aluminum Extrusions increased by $16.7 million due to higher sales in the last half of the third quarter of 2007 compared with the last half of the fourth quarter of 2006. DSO was approximately 45 at September 30, 2007, consistent with historical levels.

•	Income taxes recoverable decreased by $7.0 million due to the timing of income and tax payments.

•	Inventories decreased by $4.0 million (5.9%).

–	Inventories in Films Products increased by $1.6 million. Inventory days were 42 at September 30, 2007, which is within the range experienced over the last twelve months.

–	Inventories in Aluminum Extrusion decreased by $5.8 million. Inventory days were 29 at September 30, 2007, which is within the range experienced over the last twelve months.

•	Net property, plant and equipment was down $37.1 million (11.4%) due primarily to depreciation of $34.4 million compared with capital expenditures of $15.9 million, the $27.6 million writedown relating to the aluminum extrusions operations in Canada (see Note 2 beginning on page 6), $4.1 million received from property disposals and a customer for reimbursement of certain machinery and equipment costs and asset impairments relating to machinery and equipment in Film Products of $338,000, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $13.7 million).

•	Other assets increased by $23.5 million (36.7%) due primarily to investments of $22.6 million (primarily Harbinger of $10 million, a drug delivery company of $6.5 million and real estate of $5.7 million - see Note 6 beginning on page 9) and an increase in prepaid pension assets of $3.1 million, partially offset by a writedown of an investment of $2.1 million (see Note 2 on page 6).

•	Goodwill and other intangibles increased by $3.2 million due appreciation of foreign currencies relative to the U.S. Dollar.

•	Accounts payable increased significantly by $24.7 million (35.6%).

–	Accounts payable days were 33 in Film Products at September 30, 2007, which is at the high-end of the range experienced over the last twelve months.

–	Accounts payable days were 37 in Aluminum Extrusions at September 30, 2007, which is at the high-end of the range experienced over the last twelve months.

•	Accrued expenses decreased by $2.5 million (5.9%) due primarily to incentive compensation and bonus awards accrued for all of 2006 that were paid in 2007.

Cash provided by operating activities was $74.4 million in the first nine months of 2007 compared with $76.3 million in 2006. The change is primarily related to normal volatility of working capital components and the timing of income tax payments.

Cash used in investing activities was $34.5 million in the first nine months of 2007, up from $32.0 million in 2006 due primarily to lower capital expenditures of $15.9 million and proceeds from property disposals and reimbursements received from a customer related to equipment purchases of $4.1 million, partially offset by an investments in Harbinger of $10 million, a drug delivery company of $6.5 million and real estate of $5.7 million (see Note 6 beginning on page 9).
21

                Capital expenditures in the first nine months of 2007 primarily included the normal replacement of machinery and equipment and continued expansion of capacity for surface protection films and elastic materials. Capital expenditures for all of 2007 are expected to be approximately $20 million in Film Products and approximately $6 million in Aluminum Extrusions.

                Net cash flow used in financing activities was $43.3 million in the first nine months of 2007, and related to repurchases of our common stock of $26.7 million (net of settlement payable of $2.3 million), repayments on our revolving credit facility with excess cash flow of $18.4 million and the payment of first, second and third quarter regular dividends aggregating $4.7 million (4 cents per share per quarter), partially offset by proceeds received from the exercise of stock options of $6.5 million. See Note 10 on page 13 for more information on repurchases of our common stock.

                Further information on cash flows for the first nine months of 2007 and 2006 is provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of September 30, 2007 are as follows:

Net Capitalization and Indebtedness as of Sept. 30, 2007 (In Thousands)

Net capitalization:
Cash and cash equivalents	$38,946
Debt:
$300 million revolving credit agreement maturing December 15, 2010	42,000
Other debt	2,153

Total debt	44,153

Debt net of cash and cash equivalents	5,207
Shareholders’ equity	507,381

Net capitalization	$512,588

Indebtedness as defined in revolving credit agreement:
Total debt	$44,153
Face value of letters of credit	5,907
Liabilities relating to derivative financial instruments	138

Indebtedness	$50,198

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $257 million was available to borrow at September 30, 2007. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At September 30, 2007, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.
22

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
As of September 30, 2007 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2007:
Net income	$12,938
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	16,063
Interest expense	3,298
Charges related to stock option grants and awards accounted for under the fair value-based method	963
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	46,102
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,945)	32,989
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,378)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $261)	(541)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	110,434
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(46,102)

Adjusted EBIT as defined in revolving credit agreement	$64,332

Shareholders’ equity at September 30, 2007	$507,381
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.45x
Interest coverage ratio (adjusted EBIT-to-interest expense)	19.51x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$120,492
Minimum adjusted shareholders’ equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$372,410
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

23

                We believe that as of September 30, 2007, we were, and currently we are, in compliance with all of our debt covenants. Noncompliance with any one or more of the debt covenants may have an adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of a covenant through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated. In addition, we would incur additional expenses associated with obtaining any required waiver or amendment.

                We believe that the borrowing availability under our revolving credit agreement, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the section on liquidity and capital resources beginning on page 21 regarding the revolving credit agreement and interest rate exposures.

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

Quarterly Average U.S. Large Buyer Price for Low Density Prolyethylene Resin (Cents Per Pound)

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
24

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility (see the chart below) by entering into fixed-price forward purchase contracts with our natural gas suppliers. As of September 30, 2007, we had fixed prices through our natural gas suppliers for a portion of our usage through the end of the year. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $150,000 impact on the monthly operating profit of Aluminum Extrusions.

Quarterly Average Price of Natural Gas (NYMEX Settlement Prices - $ Per mmBtu)
Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
25

We sell to customers in foreign markets through our foreign operations and through exports from our U.S. plants. The percentage of sales from manufacturing operations related to foreign markets for the first nine months of 2007 and 2006 are as follows:

Percentage of Net Sales from Manufacturing Operations Related to Foreign Markets*

	Nine Months Ended Sept. 30

	2007		2006

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	4%	15%	4%	16%
Europe	1	14	1	12
Latin America	—	2	—	2
Asia	3	5	5	4

Total	8%	36%	10%	34%

* Based on consolidated net sales from manufacturing operations (excludes AFBS).

                We attempt to match the pricing and cost of our products in the same currency (except in Canada where about 80% of our sales of aluminum extrusions are U.S. Dollar-based) and generally view the volatility of foreign currencies (see trends for the Euro, Canadian Dollar and Chinese Yuan in the chart on page 28) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Canadian Dollar, the Euro, the Chinese Yuan, the Hungarian Forint and the Brazilian Real.

                The relatively high percentage of U.S. Dollar-priced sales in Canada causes a mismatch between the currency denomination of sales and costs resulting in lower U.S. Dollar translated profits when the Canadian Dollar appreciates since our costs are higher in U.S. Dollar equivalent terms while sales are mostly unaffected (the opposite effect occurs when the Canadian Dollar depreciates in value relative to the U.S. Dollar). We estimate changes in the value of the Canadian Dollar relative to the U.S. Dollar had an adverse impact on operating profit in the first nine months of 2007 of $1.3 million compared with the first nine months of 2006. In Film Products, where we have been able to better match the currency of our sales and costs, we estimate that the appreciation of foreign currencies (primarily the Euro and Hungarian Forint and to a lesser extent the Chinese Yuan and Brazilian Real) relative to the U.S. Dollar had a positive impact on operating profit of about $2.1 million in the first nine months of 2007 compared with 2006.

26

                We continue to review the loading of our aluminum extrusions plants in North America to optimize production mix and minimize cost in light of the increase in the U.S. Dollar equivalent cost structure of our plants in Canada. In addition, we have partially hedged our exposure to the Canadian Dollar and Euro as shown in the following tables (accounted for as cash flow hedges):

(In Thousands Except Exchange Rates)

Description of Currency Exposure, Options Hedging Strategy Used & Periods Covered	Notional Amount of Option Contracts	Notional Amount as a % of Forecasted USD-Equiv. CAD- Related Costs for Period	Net Option Premium (Paid) Received	USD-Equivalent Strike Prices of Options Bought & Sold on CAD/USD		Pretax Unrealized Gain (Loss) on Options at 9/30/07 Included in Shareholders’ Equity	USD- Equiv. Average Reference Price of CAD for Period	Cash (Paid to) Received from Counter- party at Expiration of Options	Gain (Loss) on Options Recognized in Income for Period

									Portion Deemed Effective as Hedge	Portion Deemed Ineffective as Hedge

				Call Options Bought	Put Options Sold

Exposure: About 80% of sales of
extrusions manufactured in facilities
in Canada are denominated or
economically priced in U.S.
Dollars (“USD”) while conversion
costs are denominated or
economically priced in
Canadian Dollars (“CAD”).
Hedge Strategy: Bought average rate call options & sold average rate put options on CAD/USD.
Periods Covered by Option Contracts:
5/11/06 to end of second quarter 2006	$2,500	38%	$—	$0.9500	$0.8850	n/a	$0.8995	$—	$—	$—
Third quarter 2006	5,000	40%	—	0.9500	0.8749	n/a	0.8919	—	—	—
Fourth quarter 2006	6,500	53%	—	0.9324	0.8650	n/a	0.8793	—	—	—
First quarter 2007	3,500	28%	—	0.9100	0.8380	n/a	0.8534	—	—	—
First quarter 2007	3,500	28%	—	0.9000	0.8345	n/a	0.8534	—	—	—
Second quarter 2007	3,500	28%	—	0.9100	0.8430	n/a	0.9110	1	1	—
Second quarter 2007	3,500	28%	—	0.9000	0.8364	n/a	0.9110	40	40	—
Third quarter 2007	3,500	28%	—	0.9100	0.8473	n/a	0.9567	178	178	—
Third quarter 2007	3,500	28%	—	0.9000	0.8403	n/a	0.9567	220	220	—
Fourth quarter 2007	3,500	28%	—	0.9100	0.8516	370	n/a	n/a	n/a	—
Fourth quarter 2007	3,500	28%	—	0.9000	0.8446	412	n/a	n/a	n/a	—

						$782

(In Thousands Except Exchange Rates)

Average CAD Per USD	Average USD Equiv. of CAD	Sensitivity Analysis of Amount Tredegar (Pays to) Receives from Counterparty in 2007 for Settlement of CAD/USD Options

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

1.31579	$0.7600	$(638)	$(664)	$(695)	$(727)	$(2,725)
1.28205	0.7800	(471)	(498)	(529)	(562)	(2,060)
1.25000	0.8000	(303)	(331)	(363)	(397)	(1,395)
1.21951	0.8200	(136)	(164)	(197)	(232)	(729)
1.19048	0.8400	—	(12)	(32)	(67)	(111)
1.16279	0.8600	—	—	—	—	—
1.13636	0.8800	—	—	—	—	—
1.11111	0.9000	—	—	—	—	—
1.08696	0.9200	116	116	116	116	465
1.06383	0.9400	271	271	271	271	1,084
1.04167	0.9600	426	426	426	426	1,702
1.02041	0.9800	580	580	580	580	2,321
1.00000	1.0000	735	735	735	735	2,940
0.98039	1.0200	890	890	890	890	3,559
0.96154	1.0400	1,044	1,044	1,044	1,044	4,178

27

(In Thousands Except Exchange Rates)

Description of Currency Exposure, Options Hedging Strategy Used & Periods Covered	Notional Amount of Option Contracts	Notional Amount as a % of Forecasted USD-Equiv. Royalty from Nether- lands Sub	Net Option Premium (Paid) Received	USD-Equivalent Strike Prices of Options Bought & Sold on EUR/USD		Pretax Unrealized Gain (Loss) on Options at 9/30/07 Included in Shareholders’ Equity	USD- Equiv. Average Reference Price of EUR for Period	Cash (Paid to) Received from Counter- party at Expiration of Options	Gain (Loss) on Options Recognized in Income for Period

									Portion Deemed Effective as Hedge	Portion Deemed Ineffective as Hedge
				Call Options Sold	Put Options Bought

Exposure: Significant royalty on sales from film technology licensed to subsidiary in the Netherlands is earned in Euros (“EUR”).
Hedge Strategy: Sold average rate call options & bought average rate put options on EUR/USD.
Periods Covered by Option Contracts:
First quarter 2007	$3,200	74%	$—	$1.3350	$1.2800	n/a	$1.3101	$—	$—	$—
Second quarter 2007	3,200	82%	—	1.3480	1.2800	n/a	1.3485	(1)	(1)	—
Third quarter 2007	3,200	75%	—	1.3575	1.2800	n/a	1.3747	(40)	(40)	—
Fourth quarter 2007	3,200	76%	—	1.3640	1.2800	(138)	n/a	n/a	n/a	—

						$(138)

(In Thousands Except Exchange Rates)

Average EUR Per USD	Average USD Equiv. of EUR	Sensitivity Analysis of Amount Tredegar (Pays to) Receives from Counterparty in 2007 for Settlement of EUR/USD Options

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

0.82645	$1.2100	$175	$175	$175	$175	$700
0.81301	1.2300	125	125	125	125	500
0.80000	1.2500	75	75	75	75	300
0.78740	1.2700	25	25	25	25	100
0.77519	1.2900	—	—	—	—	—
0.76336	1.3100	—	—	—	—	—
0.75188	1.3300	—	—	—	—	—
0.74074	1.3500	(36)	(5)	—	—	(41)
0.72993	1.3700	(84)	(52)	(29)	(14)	(180)
0.71942	1.3900	(132)	(100)	(77)	(61)	(369)
0.70922	1.4100	(180)	(147)	(124)	(108)	(559)
0.69930	1.4300	(228)	(195)	(171)	(155)	(748)
0.68966	1.4500	(276)	(242)	(218)	(202)	(938)

Trends for the Euro, Canadian Dollar and Chinese Yuan are shown in the chart below:

Quarterly Average Exchange Rates of Euro, Canadian Dollar & Chinese Yuan Relative to the U.S. Dollar

Source: Quarterly averages computed by Tredegar daily closing data provided by Bloomberg.
28

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

                There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

                    There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors include, but are not limited to, the following:

General

•	Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are volatile, and the prices for resin and aluminum have increased significantly since early 2002. We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

•	Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, staffing and managing widespread operations, restrictions on foreign trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our foreign income, nationalization of private enterprises and unexpected adverse changes in foreign laws and regulatory requirements.
29

•	Non-compliance with any of the covenants in our $300 million credit facility could result in all outstanding debt under the agreement becoming due, which could have an adverse effect on our financial condition or liquidity. The credit agreement governing our credit facility contains restrictions and financial covenants that could restrict our financial flexibility. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could have an adverse effect on our financial condition and liquidity.

•	Our investments (primarily $10 million investment in Harbinger and $6.5 million investment in a drug delivery company) have high risk. Harbinger is a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. The drug delivery company may need several more rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur. There is no secondary market for selling our interests in Harbinger or the drug delivery company.

Film Products

•	Film Products is highly dependent on sales associated with one customer, The Procter & Gamble Company (“P&G”). P&G comprised approximately 23% of our consolidated net sales in 2006, 25% in 2005 and 27% in 2004. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes and (iii) delays in P&G rolling out products utilizing new technologies developed by us. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•	Growth of Film Products depends on our ability to develop and deliver new products at competitive prices, especially in the personal care market. Personal care products are now being made with a variety of new materials and the overall cycle for changing materials has accelerated. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business. In the long term, growth will depend on our ability to provide innovative materials at a cost that meets our customers’ needs.

•	Continued growth in Film Products’ sale of high value protective film products is not assured. A shift in our customers’ preference to new or different products could have a material adverse effect on our sale of protective films. Similarly, a decline in consumer demand for notebook computers or liquid crystal display (LCD) monitors or a decline in the rate of growth in purchases of LCD televisions could have a significant negative impact on protective film sales.

•	Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on Film Products. Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a significant adverse impact on Film Products.
30

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States and Canada, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns. Because of the high degree of operating leverage inherent in our operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn. In addition, higher energy costs and the appreciation of the U.S. Dollar equivalent value of the Canadian Dollar can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•	The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,800 customers in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy (historical cross-cycle volume growth has been in the 3% range).

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
31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2007, we used a portion of a standing authorization from our Board of Directors to repurchase approximately 1.7 million shares of our stock at an average price of $17.12 per share ($17.14 per share including broker commissions). As of September 30, 2007, we had approximately 3.3 million shares that can be repurchased in the future under this authorization. The table below summarizes share repurchase activity by month:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased as Part of Announced Program	Maximum Number of Shares at End of Period That May Yet be Purchased Under Program

January - July 2007	—	$—	—	—
August 2007	687,100	17.25	687,100	4,312,900
September 2007	1,005,600	17.03	1,692,700	3,307,300

* On August 8, 2006, our Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock. This share repurchase program replaces our previous share repurchase authorization. The authorization has no time limit.

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
32

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	November 8, 2007	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)
33