Form 10-K
period 2007-12-31
TREDEGAR CORP
filed 2008-03-05
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSACTION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.     Yes   ☒   No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐   No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second quarter): $667,234,449*

Number of shares of Common Stock outstanding as of January 31, 2008: 34,698,950 (39,595,524 as of June 29, 2007)

* In determining this figure, an aggregate of 8,269,963 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 29, 2007, as reported by The Wall Street Journal.

Documents Incorporated By Reference

                    Portions of the Tredegar Corporation Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission (the “SEC”) and mail it to shareholders on or about April 4, 2008.

* Items 11 and 14 and portions of Items 10, 12 and 13 are incorporated by reference from the Proxy Statement.

The SEC has not approved or disapproved of this report or passed upon its accuracy or adequacy.

PART I

Item 1.	BUSINESS

Description of Business

                    Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. The financial information related to Tredegar’s films and continuing aluminum segments included in Note 3 to the notes to financial statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.

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

                    In each of the last three years, personal care products accounted for approximately 40% of Tredegar’s consolidated net sales.

                    Film Products also makes apertured films, breathable barrier films and laminates that regulate fluid or vapor transmission. These products are typically used in industrial, medical, agricultural and household markets, including disposable mops, facial wipes, filter layers for personal protective suits, facial masks and landscaping fabric. Film Products supplies a family of laminates for use in protective apparel.

Packaging and Protective Films. Film Products produces a broad line of packaging films with an emphasis on paper products, as well as laminating films for food packaging applications. We believe these products give our customers a competitive advantage by providing cost savings with thin-gauge films that are readily printable and convertible on conventional processing equipment. Major end uses include overwrap for bathroom tissue and paper towels, and retort pouches.

                    Film Products also produces single and multi-layer surface protection films sold under the UltraMask® and ForceFieldTM brand names. These films are used in high technology applications, including protecting components of flat panel displays and LCD televisions during the manufacturing process.

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

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $259 million in 2007, $255 million in 2006 and $237 million in 2005 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

                    P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Research and Development and Intellectual Property. Film Products has technical centers in Richmond, Virginia; Terre Haute, Indiana; Chieti, Italy; and Shanghai, China; and holds 200 issued patents (76 of which are issued in the U.S.) and 116 trademarks (15 of which are issued in the U.S.). Expenditures for research and development (“R&D”) have averaged $7.7 million annually over the past three years.

Aluminum Extrusions

                    The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”) produce soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables markets. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for the Canadian business have been reflected as discontinued operations (see Note 17 to the notes to financial statements for more information).

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

                    Aluminum Extrusions sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment (Continuing Operations)

	2007	2006	2005

Building and construction:
Commercial	65	55	51
Residential	17	19	25
Distribution	9	18	16
Transportation	4	3	4
Machinery and equipment	2	2	2
Electrical	2	2	1
Consumer durables	1	1	1

Total	100	100	100

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

Research and Development. Tredegar’s spending for R&D activities in 2007, 2006 and 2005 was related to Film Products and AFBS, Inc. (formerly known as Therics, Inc.). R&D spending at Film Products was approximately $8.4 million in 2007, $8.1 million in 2006 and $6.6 million in 2005.

                    On June 30, 2005, substantially all of the assets of AFBS, a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, then valued at $170,000 and a 3.5% interest in Theken Spine, LLC, then valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS had operating losses of $3.5 million during the first six months of 2005. There was no R&D spending at AFBS in 2007 and 2006. R&D spending at AFBS was approximately $2.4 million in 2005.

Backlog. Backlogs are not material to our operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2007 was down by approximately 7% compared with December 31, 2006. The demand for extruded aluminum shapes is down significantly in most market segments, which we believe is cyclical in nature. Aluminum extrusion volume from continuing operations decreased to 155.8 million pounds in 2007, down 15.9% from 185.2 million pounds in 2006. Shipments declined in most markets, especially extrusions used in hurricane protection products and residential construction. In addition, we began experiencing a softening of markets for extrusions used in non-residential construction in the fourth quarter of 2007.

Government Regulation. Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. At December 31, 2007, we believe that we were in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees. Tredegar employed approximately 2,600 people in continuing operations at December 31, 2007.

Available Information and Corporate Governance Documents. Our Internet address is www.tredegar.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Conduct and the charters of our Audit, Executive Compensation and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

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

•

Non-compliance with any of the covenants in our $300 million credit facility could result in all outstanding debt under the agreement becoming due, which could have an adverse effect on our financial condition and liquidity. The credit agreement governing our credit facility contains restrictions and financial covenants that could restrict our financial flexibility. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could have an adverse effect on our financial condition and liquidity.

•

Our investments (primarily $10 million investment in Harbinger and $6.5 million investment in a drug delivery company) have high risk. Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) is a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. The drug delivery company may need several more rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur. There is no secondary market for selling our interests in Harbinger or the drug delivery company.

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 29% of our consolidated net sales from continuing operations in 2007, 28% in 2006 and 30% in 2005. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes and (iii) delays in P&G rolling out products utilizing new technologies developed by us. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

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

•

Continued growth in Film Products’ sale of high value protective film products is not assured. A shift in our customers’ preference to new or different products could have a material adverse effect on our sale of protective films. Similarly, a decline in consumer demand for notebook computers or liquid crystal display (LCD) monitors or a decline in the rate of growth in purchases of LCD televisions could have a material adverse effect on protective film sales.

•

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a significant adverse impact on Film Products. Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a material adverse effect on Film Products.

•	As Film Products expands its personal care business, we have greater credit risk that is inherent in broadening our customer base.

Aluminum Extrusions

•

Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns. Because of the high degree of operating leverage inherent in our operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•

The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 800 customers associated with its continuing operations that are in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 6% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy.

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

Foreign imports, primarily from China, represent a portion of the U.S. aluminum extrusion market. Foreign competition to date has been primarily large volume, standard extrusion profiles that impact some of our less strategic end-use markets. Market share erosion in other end-use markets remains possible.

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

                  Our principal plants and facilities are listed below:

Film Products

Locations in the United States	Locations in Foreign Countries	Principal Operations

Lake Zurich, Illinois	Chieti, Italy (technical center)	Production of plastic films and
Pottsville, Pennsylvania	Guangzhou, China	laminate materials
Red Springs, North Carolina	Kerkrade, The Netherlands
(leased)	Rétság, Hungary
Richmond, Virginia (technical	Roccamontepiano, Italy
center) (leased)	São Paulo, Brazil
Terre Haute, Indiana	Shanghai, China
(technical center and
production facility)

Aluminum Extrusions

Locations in the United States	Locations in Canada	Principal Operations

Carthage, Tennessee	All locations in Canada were part	Production of aluminum extrusions,
Kentland, Indiana	of the sale on February 12, 2008,	fabrication and finishing
Newnan, Georgia	of the aluminum extrusions
business in Canada (see Note 17 to
the notes to financial statements
for more information)

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

                  Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 34,765,450 shares of common stock held by 3,486 shareholders of record on December 31, 2007.

                  The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2007		2006

	High	Low	High	Low

First quarter	$24.44	$21.18	$16.65	$13.06
Second quarter	24.45	20.57	16.89	13.84
Third quarter	22.43	16.25	16.94	14.39
Fourth quarter	18.27	13.33	23.32	16.31

                  The closing price of our common stock on February 26, 2008 was $15.88.

Dividend Information

                  We have paid a dividend every quarter since becoming a public company in July 1989. During 2007, 2006 and 2005, our quarterly dividend was 4 cents per share.

                  All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our credit agreement and such other considerations as the Board deems relevant. See Note 8 beginning on page 58 for the restrictions contained in our credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

                    During 2006 and 2005, we did not purchase any shares of our common stock in the open market. During 2007, under a standing authorization from our board of directors announced on August 8, 2006, we purchased approximately 4.8 million shares of our stock at an average price of $16.00 per share. The table below summarizes share repurchase activity by month during 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased as Part of Announced Program	Maximum Number of Shares at End of Period That May Yet be Purchased Under Program*

January - July 2007	—	$—	—	—
August 2007	687,100	17.25	687,100	4,312,900
September 2007	1,005,600	17.03	1,692,700	3,307,300
October 2007	518,800	17.32	2,211,500	2,788,500
November 2007	1,236,900	14.13	3,448,400	1,551,600
December 2007	1,385,100	15.73	4,833,500	166,500

* On August 8, 2006, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock.

                    On January 7, 2008, we announced that our board of directors approved a new share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of Tredegar’s outstanding common stock. This share repurchase program replaces our previous share repurchase authorization. The authorization has no time limit.

Annual Meeting

                    Our annual meeting of shareholders will be held on May 8, 2008, beginning at 9:00 a.m. EDT at Lewis Ginter Botanical Garden, 1800 Lakeside Avenue, Richmond, Virginia, 23228. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about April 4, 2008.

Comparative Tredegar Common Stock Performance

                    The following graph compares cumulative total shareholder returns for Tredegar, the S&P 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2007. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Tredegar Corporation, S&P Smallcap 600 Index
and Russell 2000 Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

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

Legal Counsel	Independent Registered Public Accounting Firm

Hunton & Williams LLP	PricewaterhouseCoopers LLP
Richmond, Virginia	Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

                  The tables that follow on pages 11-16 present certain selected financial and segment information for the five years ended December 31, 2007.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2007		2006		2005		2004		2003

(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$922,583		$937,561		$808,464		$709,649		$609,077
Other income (expense), net	1,782	(b)	1,444	(c)	(2,211	) (d)	15,604	(e)	6,468

	924,365		939,005		806,253		725,253		615,545

Cost of goods sold	761,509	(b)	779,376	(c)	672,465	(d)	580,893	(e)	486,065
Freight	19,808		22,602		20,276		18,027		14,330
Selling, general & administrative expenses	68,501		64,082		61,007	(d)	57,221	(e)	50,793
Research and development expenses	8,354		8,088		8,982		15,265		18,774
Amortization of intangibles	149		149		299		330		268
Interest expense	2,721		5,520		4,573		3,171		6,785
Asset impairments and costs associated with exit and disposal activities	4,027	(b)	4,080	(c)	15,782	(d)	12,566	(e)	11,426 (f)
Unusual items	—		—		—		—		1,067 (f)

	865,069		883,897		783,384		687,473		589,508

Income from continuing operations before income taxes	59,296		55,108		22,869		37,780		26,037
Income taxes	24,366		19,791	(c)	9,497		10,201	(e)	9,837

Income from continuing operations (a)	34,930		35,317		13,372		27,579		16,200

Discontinued operations (a):
Income (loss) from aluminum extrusions business in Canada	(19,681)		2,884		2,857		(1,319)		3,127
Income (loss) from venture capital investment activities	—		—		—		2,921		(46,569)
Income from operations of Molecumetics	—		—		—		—		891

Income (loss) from discontinued operations (a)	(19,681)		2,884		2,857		1,602		(42,551)

Net income (loss)	$15,249		$38,201		$16,229		$29,181		$(26,351)

Diluted earnings (loss) per share:
Continuing operations (a)	$.90		$.91		$.35		$.72		$.42
Discontinued operations (a)	(.51)		.07		.07		.04		(1.11)

Net income (loss)	$.39		$.98		$.42		$.76		$(.69)

Refer to notes to financial tables on page 16.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2007		2006	2005		2004	2003

(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$14.13		$13.15	$12.53		$12.45	$11.72
Cash dividends declared per share	.16		.16	.16		.16	.16
Weighted average common shares outstanding during the period	38,532		38,671	38,471		38,295	38,096
Shares used to compute diluted earnings per share during the period	38,688		38,931	38,597		38,507	38,441
Shares outstanding at end of period	34,765		39,286	38,737		38,598	38,177
Closing market price per share:
High	24.45		23.32	20.19		20.25	16.76
Low	13.33		13.06	11.76		13.00	10.60
End of year	16.08		22.61	12.89		20.21	15.53
Total return to shareholders (g)	(28.2	) %	76.6%	(35.4	) %	31.2%	4.6%

Financial Position:
Total assets	784,478		781,787	781,758		769,474	753,025
Cash and cash equivalents	48,217		40,898	23,434		22,994	19,943
Income taxes recoverable from sale of venture capital portfolio	—		—	—		—	55,000
Debt	82,056		62,520	113,050		103,452	139,629
Shareholders’ equity (net book value)	491,328		516,595	485,362		480,442	447,399
Equity market capitalization (h)	559,021		888,256	499,320		780,066	592,889

Refer to notes to financial tables on page 16.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (i)

Segment	2007	2006	2005	2004	2003

(In Thousands)

Film Products	$530,972	$511,169	$460,277	$413,257	$365,501
Aluminum Extrusions	371,803	403,790	327,659	277,985	229,246
AFBS (formerly Therics)	—	—	252	380	—

Total net sales (j)	902,775	914,959	788,188	691,622	594,747
Add back freight	19,808	22,602	20,276	18,027	14,330

Sales as shown in Consolidated Statements of Income	$922,583	$937,561	$808,464	$709,649	$609,077

Identifiable Assets

Segment	2007	2006	2005	2004	2003

(In Thousands)

Film Products	$488,035	$498,961	$479,286	$472,810	$422,321
Aluminum Extrusions	115,223	128,967	130,448	126,425	105,753
AFBS (formerly Therics)	2,866	2,420	2,759	8,613	8,917

Subtotal	606,124	630,348	612,493	607,848	536,991
General corporate	74,927	30,113	61,905	54,163	61,508
Income taxes recoverable from sale of venture capital investment portfolio	—	—	—	—	55,000
Cash and cash equivalents	48,217	40,898	23,434	22,994	19,943

Identifiable assets from continuing operations	729,268	701,359	697,832	685,005	673,442
Discontinued operations (a):
Aluminum extrusions business in Canada	55,210	80,428	83,926	84,469	79,583

Total	$784,478	$781,787	$781,758	$769,474	$753,025

Refer to notes to financial tables on page 16.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2007		2006		2005		2004		2003

(In Thousands)

Film Products:
Ongoing operations	$59,423		$57,645		$44,946		$43,259		$45,676
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets and related income from LIFO inventory liquidations	(649	) (b)	221	(c)	(3,955	) (d)	(10,438	) (e)	(5,746	) (f)

Aluminum Extrusions:
Ongoing operations	16,516		18,302		17,084		14,526		12,495
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets	(634	) (b)	(1,434	) (c)	(993	) (d)	(146	) (e)	(644	) (f)
Other	—		—		—		7,316	(e)	—

AFBS (formerly Therics):
Ongoing operations	—		—		(3,467)		(9,763)		(11,651)
Loss on investment in Therics, LLC	—		(25)		(145)		—		—
Plant shutdowns, asset impairments and restructurings	(2,786	) (b)	(637	) (c)	(10,318	) (d)	(2,041	) (e)	(3,855	) (f)
Unusual items	—		—		—		—		(1,067	) (f)

Total	71,870		74,072		43,152		42,713		35,208
Interest income	1,212		1,240		586		350		1,183
Interest expense	2,721		5,520		4,573		3,171		6,785
Gain on sale of corporate assets	2,699		56		61		7,560		5,155
Loss from write-down of investment	2,095	(b)	—	(c)	5,000	(d)	—		—
Stock option-based compensation costs	978		970		—		—		—
Corporate expenses, net	10,691		13,770		11,357	(d)	9,674		8,724	(f)

Income from continuing operations before income taxes	59,296		55,108		22,869		37,778		26,037
Income taxes	24,366	(b)	19,791	(c)	9,497		10,200		9,837

Income from continuing operations	34,930		35,317		13,372		27,578		16,200
Income (loss) from discontinued operations (a)	(19,681)		2,884		2,857		1,603		(42,551)

Net income (loss)	$15,249		$38,201		$16,229		$29,181		$(26,351)

Refer to notes to financial tables on page 16.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2007	2006	2005	2004	2003

(In Thousands)

Film Products	$34,092	$31,847	$26,673	$21,967	$19,828
Aluminum Extrusions	8,472	8,378	7,996	7,474	7,502
AFBS (formerly Therics)	—	—	437	1,300	1,641

Subtotal	42,564	40,225	35,106	30,741	28,971
General corporate	91	111	195	241	270

Total continuing operations	42,655	40,336	35,301	30,982	29,241
Discontinued operations (a):
Aluminum extrusions business in Canada	3,386	3,945	3,488	3,440	3,381

Total	$46,041	$44,281	$38,789	$34,422	$32,622

Capital Expenditures, Acquisitions and Investments

Segment	2007	2006	2005	2004	2003

(In Thousands)

Film Products	$15,304	$33,168	$50,466	$44,797	$57,203
Aluminum Extrusions	4,391	6,609	5,750	7,263	7,656
AFBS (formerly Therics)	—	—	36	275	219

Subtotal	19,695	39,777	56,252	52,335	65,078
General corporate	6	24	73	572	93

Capital expenditures for continuing operations	19,701	39,801	56,325	52,907	65,171
Discontinued operations (a):
Aluminum extrusions business in Canada	942	772	6,218	2,744	637

Total capital expenditures	20,643	40,573	62,543	55,651	65,808
Acquisitions and other	—	—	—	1,420	1,579
Investments	23,513	542	1,095	5,000	—
Venture capital investments	—	—	—	—	2,807

Total	$44,156	$41,115	$63,638	$62,071	$70,194

Refer to notes to financial tables on page 16.

NOTES TO FINANCIAL TABLES

(In Thousands, Except Per-Share Data)

(a)

On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2007, discontinued operations also includes $11,428 in cash income tax benefits from the sale that we expect to realize in 2008. In 2004, discontinued operations include a gain of $2,921 after-taxes primarily related to the reversal of a business and occupancy tax contingency accrual upon favorable resolution. The accrual was originally recorded in connection with our venture capital investment operation. In 2003, we sold substantially all of our venture capital investment portfolio. The operating results associated with the venture capital investment portfolio have been reported as discontinued operations. In 2003, discontinued operations also include a gain of $891 after-taxes on the sale of intellectual property of Molecumetics and a loss on the divestiture of the venture capital investment portfolio of $46,269 after-taxes. We ceased operations at Molecumetics, one of our biotechnology units, and sold its tangible assets in 2002.

(b)

Plant shutdowns, asset impairments and restructurings for 2007 include a charge of $2,786 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey, charges of $594 for asset impairments in Film Products, a charge of $592 for severance and other employee-related costs in Aluminum Extrusions, a charge of $55 related to the shutdown of the films manufacturing facility in LaGrange, Georgia, and a charge of $42 associated with the expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

(c)

Plant shutdowns, asset impairments and restructurings for 2006 include a net gain of $1,454 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2,889 for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income) and a gain of $261 on the sale of related property and equipment (included in “Other income (expense), net” in the consolidated statements of income), partially offset by severance and other costs of $1,566 and asset impairment charges of $130, charges of $1,020 for asset impairments in Film Products, a charge of $920 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income), charges of $727 for severance and other employee-related costs in connection with restructurings in Film Products ($213) and Aluminum Extrusions ($514), and charges of $637 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey. Income taxes in 2006 include a reversal of a valuation allowance of $577 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux in 2005. Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicates that realization of related deferred tax assets is more likely than not.

(d)

Plant shutdowns, asset impairments and restructurings for 2005 include charges of $10,318 related to the sale or assignment of substantially all of AFBS’ assets, charges of $2,071 related to severance and other employee-related costs in connection with restructurings in Film Products ($1,118), Aluminum Extrusions ($498) and corporate headquarters ($455, included in “Corporate expenses, net” in the operating profit by segment table), a charge of $2,101 related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, a net gain of $1,667 related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a gain on the sale of the facility ($1,816, included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses ($225), a charge of $1,019 for process reengineering costs associated with the implementation of a global information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income), a net charge of $843 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1,363 in charges for employee relocation and recruitment is included in “Selling, general & administrative expenses” in the consolidated statements of income); a gain of $653 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a gain on the sale of the facility ($630, included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals ($23), charges of $583 for asset impairments in Film Products, a gain of $508 for interest receivable on tax refund claims (included in “Corporate expenses, net” in the operating profit by segment table and “Other income (expense), net” in the consolidated statements of income), a charge of $495 in Aluminum Extrusions, including an asset impairment ($597), partially offset by the reversal to income of certain shutdown-related accruals ($102), charges of $353 for accelerated depreciation related to restructurings in Film Products, and a charge of $182 in Film Products related to the write-off of an investment. As of December 31, 2005, the investment in Novalux, Inc. of $6,095 was written down to estimated fair value of $1,095. The loss from the write-down, $5,000, is included in “Other income (expense), net” in the consolidated statements of income.

(e)

Plant shutdowns, asset impairments and restructurings for 2004 include a charge of $3,022 related to the sale of the films business in Argentina, charges of $2,572 related to accelerated depreciation from plant shutdowns and restructurings in Film Products, charges of $2,459 related to severance and other costs associated with plant shutdowns in Film Products, charges of $1,267 for severance and other employee-related costs associated with restructurings in AFBS ($735) and Film Products ($532), a charge of $1,306 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey, a charge of $1,278 (of this amount, $59 for employee relocation is included in “Selling, general & administrative expenses” in the consolidated statements of income) related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products and charges of $575 in Film Products and $146 in Aluminum Extrusions related to asset impairments. Income taxes in 2004 include a tax benefit of $4,000 related to the reversal of income tax contingency accruals upon favorable conclusion of IRS and state examinations through 2000. The other pretax gain of $7,316 included in the Aluminum Extrusions section of the operating profit by segment table is comprised of the present value of an insurance settlement of $8,357 (future value of $8,455) associated with environmental costs related to prior years, partially offset by accruals for expected future environmental costs of $1,041. The company received $5,143 of the $8,455 insurance settlement in 2004 and recognized receivables at present value for future amounts due ($1,497 received in February of 2005 and $1,717 received in February 2006). The gain from the insurance settlement is included in “Other income (expense), net” in the consolidated statements of income, while the accruals for expected future environmental costs are included in “Cost of goods sold.”

(f)

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

(g)	Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(h)	Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.

(i)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

(j)

Net sales include sales to P&G totaling $258,602 in 2007, $255,414 in 2006 and $236,554 in 2005. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

                    From time to time, we may make statements that may constitute “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. Some of the risk factors that may cause such a difference are summarized on pages 4-6 and are incorporated herein.

Executive Summary

General

                    Tredegar is a manufacturer of plastic films and aluminum extrusions. Descriptions of our businesses are provided on pages 1-6.

                    Income from continuing operations was $34.9 million (90 cents per diluted share) in 2007 compared with $35.3 million (91 cents per diluted share) in 2006. Gains on the sale of assets, investment write-downs and other items and losses related to plant shutdowns, assets impairments and restructurings are described in results of operations beginning on page 21. The business segment review begins on page 33.

Film Products

                    In Film Products, net sales were $531.0 million in 2007, up 3.9% versus $511.2 million in 2006. Operating profit from ongoing operations was $59.4 million in 2007, up 3.1% compared with $57.6 million in 2006. Volume decreased to 244.3 million pounds in 2007 from 253.5 million pounds in 2006. Volume was down in 2007 compared with 2006 primarily due to a decrease in sales of commodity barrier films and packaging films, partially offset by an increase in sales of elastic materials used in baby diapers and adult incontinence products and apertured materials used as topsheet in feminine hygiene products. Certain commodity barrier films were discontinued in conjunction with the shutdown in the second quarter of 2006 of the plant in LaGrange, Georgia. Net sales increased primarily due to appreciation of the U.S. dollar value of currencies for operations outside of the U.S., higher volume of elastic and apertured materials and improved product mix of surface protection films, partially offset by a decline in volume of commodity barrier films and a decline in volume and prices of certain packaging films. We estimate that the growth in net sales excluding the effects of the pass-through of resin price changes and foreign exchange rate changes was approximately 3.5% in 2007.

                    Operating profit from ongoing operations in Film Products increased in 2007 versus 2006 primarily due to the net changes in sales noted above and appreciation of the U.S. dollar value of currencies for operations outside of the U.S. (the benefit from currency rate changes was approximately $3.0 million), partially offset by an estimated negative impact in 2007 of $2.5 million from the lag in the pass-through of changes in average resin costs and year-end adjustments for LIFO. In 2006, we estimated a favorable impact of $4.5 million from the lag in the pass-through of changes in average resin costs and year-end adjustments for LIFO.

                    Future operating profit levels in films will depend on our ability to deliver product innovations and cost reductions to support growth in the sales of higher value surface protection films and to address competitive pressures facing our personal care and packaging materials businesses.

                    Capital expenditures in Film Products were $15.3 million in 2007, down from $33.2 million in 2006, and are projected to be approximately $33 million in 2008. Depreciation expense was $33.9 million in 2007, up from $31.7 million in 2006, and is projected to be $33 million in 2008.

Aluminum Extrusions

                    On February 12, 2008, we sold our aluminum extrusions business in Canada for an estimated purchase price of $25.5 million to an affiliate of H.I.G. Capital. The final purchase price is subject to increase or decrease to the extent that actual working capital, cash and indebtedness (as defined) as of February 12, 2008 are above or below the estimated amounts used to determine the estimated purchase price. We expect to realize cash income tax benefits in 2008 from the sale of approximately $11.4 million, which we recognized as a deferred income tax asset in our consolidated balance sheet at December 31, 2007. All historical results for the Canadian business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows (see Note 17 to the notes to financial statements for more information).

                    The sale of our aluminum extrusions business in Canada, which was suffering from operating losses driven by lower volume and higher conversion costs from appreciation of the Canadian dollar, allows us to focus on our U.S. aluminum extrusions operations where we have more control over costs and profitability.

                    Net sales from continuing operations in Aluminum Extrusions were $371.8 million in 2007, down 7.9% from $403.8 million in 2006. Operating profit from ongoing U.S. operations decreased to $16.5 million in 2007, down 9.8% from $18.3 million in 2006. Volume from continuing operations decreased to 155.8 million pounds in 2007, down 15.9% from 185.2 million pounds in 2006.

                    The decreases in net sales and ongoing operating profit from continuing operations were mainly due to lower volume, partially offset by higher selling prices. Shipments declined in most markets, especially extrusions used in hurricane protection products and residential construction. In addition, we began experiencing a softening of markets for extrusions used in non-residential construction in the fourth quarter of 2007. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2007 was down by approximately 7% compared with December 31, 2006.

                    Capital expenditures for continuing operations in Aluminum Extrusions were $4.4 million in 2007, down from $6.6 million in 2006, and are projected to be approximately $21 million in 2008. In January, we announced plans to spend approximately $24 million over the next 18 months to expand the capacity at our plant in Carthage, Tennessee. Approximately 65% of our sales of aluminum extrusions from our U.S. operations are related to non-residential construction, and this additional capacity will increase our capabilities in this sector. Depreciation expense for continuing operations was $8.5 million in 2007, up slightly from $8.4 million in 2006, and is projected to be $8.5 million in 2008.

Other Developments

                    Net pension income from continuing operations was $2.8 million in 2007, a favorable change of $4.5 million (8 cents per share after taxes) from amounts recognized 2006. Most of the favorable changes relate to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table presented on page 14. Net pension income from continuing operations is expected to be $5.5 million in 2008. We contributed approximately $167,000 to our pension plans for continuing operations in 2007 and expect to contribute a similar amount in 2008.

                    Interest expense was $2.7 million in 2007, a decline $2.8 million (5 cents per share after taxes) versus 2006 due to lower average debt outstanding.

                    The effective tax rate used to compute income taxes from continuing operations was 41.1% in 2007 compared with 35.9% in 2006. The increase in the effective tax rate for continuing manufacturing operations for 2007 versus 2006, which had an unfavorable impact of approximately 8 cents per share, was mainly due to a valuation allowance for possible deferred tax benefits on capital loss carry-forwards and lower income tax benefits expected for the Extraterritorial Income Exclusion and Domestic Production Activities Deduction and the research and development (“R&D”) tax credit.

                    During the first quarter of 2007, we adopted new accounting standards for maintenance costs and uncertain income tax positions, neither of which had a material impact on Tredegar’s results of operations or financial condition.

In addition, we adopted new accounting standards on fair value measurements and the fair value option for financial assets and liabilities, neither of which had an impact on historical results at the date of adoption.

                    On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At December 31, 2007, Harbinger reported our capital account value at $23.0 million reflecting $13.0 million of unrealized appreciation ($8.3 million or 22 cents per share after taxes) versus the carrying value in our consolidated balance sheet of $10 million.

                    On August 31, 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. This company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. During 2007, we invested $6.2 million in real estate. At December 31, 2007, the carrying value in Tredegar’s balance sheet of its investments in this real estate and the drug delivery company equaled the respective amounts invested.

                    During 2007 we used a portion of a standing authorization from our board of directors to repurchase approximately 4.8 million shares of our stock at an average price of $16.00 per share. Despite the significant funds used for this program, our net debt (total debt less cash and cash equivalents) at December 31, 2007 increased by only $12.2 million to $33.8 million due to strong cash flow from operations and lower capital expenditures (net debt is not intended to represent debt as defined by generally accepted accounting principles, but is utilized by management in evaluating financial leverage and equity valuation and we believe that investors also may find net debt helpful for the same purposes). On January 7, 2008, we announced that our board of directors approved a share repurchase program whereby we are authorized at our discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock. This share repurchase program replaces our previous share repurchase authorization. The authorization has no time limit. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 25.

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

                    In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed, we recorded asset impairment losses for continuing operations related to long-lived identifiable assets of $594,000 in 2007, $1.2 million in 2006 and $8.4 million in 2005. For asset impairments relating to discontinued operations, see Note 17 to the notes to financial statements.

Investment Accounted for Under the Fair Value Method

                    On August 31, 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. This investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At December 31, 2007, the fair value of our investment (included in “Other assets and deferred charges” in our consolidated balance sheet) equaled the amount invested.

                    Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the date of our investment (August 31, 2007), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to August 31, 2007, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger or initial public offering indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of August 31, 2007, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

Pension Benefits

                    We have noncontributory defined benefit (pension) plans in our continuing operations that have significant net pension income developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rate of future compensation increases. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income recorded in future periods.

                    The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. Our weighted average discount rate for continuing operations was 6.25% at the end of 2007, 5.75% at the end of 2006 and 5.75% at the end of 2005, with changes between periods due to changes in market interest rates. The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2007, 2006 and 2005. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. Since 2003, the value of our plan assets relating to continuing operations has increased due to improved general market conditions after declining from 2000 to 2002. Our expected long-term return on plan assets relating to continuing operations has been 8.5% since 2004 based on market and economic conditions and asset mix (our expected return was 8.75% in 2003 and 9% in 2002 and prior years). See page 64 for more information on expected long-term return on plan assets and asset mix.

                    See the executive summary beginning on page 17 for further discussion regarding the financial impact of our pension plans.

Income Taxes

                    On a quarterly basis, we review our judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred tax asset will be realized. As circumstances change, we reflect in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred tax assets.

                    For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $3.3 million as of December 31, 2007. Included in this amount were $2.3 million for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority. Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $1.2 million at December 31, 2007 ($759,000 net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

                    We anticipate that by December 31, 2008, we will settle several disputed issues raised by the Internal Revenue Service (the “IRS”) during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1.4 million, which would be applied against the balance of unrecognized tax benefits and accrued interest and penalties.

                    Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2004.

                    As of December 31, 2007, we had valuation allowances relating to deferred tax assets of $4.0 million. For more information on deferred income tax assets and liabilities, see Note 14 of the notes to financial statements.

Recently Issued Accounting Standards

                    In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The new accounting standard for noncontrolling interests (sometimes referred to as minority interests) applies to all fiscal years and interim periods beginning on or after December 15, 2008. Early application is prohibited for both standards. We currently do not have noncontrolling or minority interests in our consolidated financial statements. We will apply the new standards when required and applicable.

Results of Continuing Operations

2007 versus 2006

Revenues. Overall, sales in 2007 decreased by 1.6% compared with 2006, primarily due to a decline in sales in Aluminum Extrusions. For more information on net sales and volume, see the executive summary beginning on page 17.

Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.3% in 2007 and 14.5% in 2006. The gross profit margin increased in Film Products but decreased in

Aluminum Extrusions primarily because of the changes in sales and volume. In addition, gross profit improvement in Film Products was partially offset by an estimated negative impact in 2007 of $2.5 million from the lag in the pass-through of changes in average resin costs and year-end adjustments for LIFO. In 2006, we estimated a favorable impact of $4.5 million from the lag in the pass-through of changes in average resin costs and year-end adjustments for LIFO.

                    As a percentage of sales, selling, general and administrative and R&D expenses were 8.3% in 2007, up from 7.7% in 2006. The increase is primarily due to higher costs in Film Products, including costs associated with a new information system and a reorganization that resulted in the hiring of additional personnel.

                    Losses associated with plant shutdowns, asset impairments and restructurings in 2007 totaled $4.1 million ($2.8 million after taxes) and included:

•

A fourth quarter charge of $1.2 million ($780,000 after taxes), a third quarter charge of $1.2 million ($793,000 after taxes) and a first quarter charge of $366,000 ($238,000 after taxes) related to the estimated loss on the sublease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey;

•	A fourth quarter charge of $256,000 ($256,000 after taxes) and a first quarter charge of $338,000 ($284,000 after taxes) for asset impairments in Film Products;

•	A third quarter charge of $493,000 ($309,000 after taxes) and a second quarter charge of $99,000 ($62,000 after taxes) for severance and other employee-related costs in Aluminum Extrusions;

•

A second quarter charge of $26,000 ($16,000 after taxes) and a first quarter charge of $29,000 ($17,000 after taxes) for costs related to the shutdown of the films manufacturing facility in LaGrange, Georgia; and

•

A third quarter charge of $42,000 ($26,000 after taxes) related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

                    Results in 2007 include a fourth-quarter gain of $2.7 million ($1.7 million after taxes) on the sale of corporate real estate (proceeds of $3.8 million) and a third-quarter loss from the write-down of an investment of $2.1 million ($1.3 million after taxes). The pretax amounts for both of these items are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 14. Income taxes in 2007 include the recognition of a valuation allowance against deferred tax assets of $1.1 million in the third quarter for expected limitations on the utilization of certain assumed capital losses.

                    For more information on costs and expenses, see the executive summary beginning on page 17.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $1.2 million in 2007 and $1.2 million in 2006. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

                    Interest expense decreased to $2.7 million in 2007, a decline of $2.8 million versus 2006 due to lower average debt outstanding. Average debt outstanding and interest rates were as follows:

(In Millions)	2007	2006

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$41.5	$91.0
Average interest rate	6.0%	5.9%
Fixed-rate and other debt:
Average outstanding debt balance	$2.2	$4.4
Average interest rate	3.8%	6.5%

Total debt:
Average outstanding debt balance	$43.7	$95.4
Average interest rate	5.9%	5.9%

Income Taxes. The effective tax rate increased to 41.1% in 2007 compared with 35.9% in 2006 mainly due to a valuation allowance for possible deferred tax benefits on capital loss carry-forwards and lower income tax benefits expected for the Extraterritorial Income Exclusion and Domestic Production Activities Deduction and the research and development (“R&D”) tax credit. For more information on the variances in our effective tax rate between years, see Note 14 of the notes to financial statements.

2006 versus 2005

Revenues. Sales in 2006 increased by 16.0% compared with 2005. Net sales (sales less freight) increased 11.1% in Film Products primarily due to growth in higher value-added products, including surface protection, elastic and apertured materials, and higher selling prices, which were driven by higher raw material costs. Net sales increased 23.2% in Aluminum Extrusions due to higher volume (up 4.6%) and selling prices. For more information on net sales and volume, see the business segment review beginning on page 33.

Operating Costs and Expenses. Gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 14.5% in 2006 from 14.3% in 2005. At Film Products, a higher gross profit margin was driven primarily by growth in higher value-added products, including surface protection, elastic and apertured materials, partially offset by the effects of higher average selling prices to cover higher average resin costs. Margins in Film Products also improved in 2006 versus 2005 from a favorable lag in the pass-through to customers of changes in resin costs and income from LIFO inventory liquidations of approximately $7.4 million in 2006 (including $2.9 million of income shown in “Cost of goods sold” in the consolidated statements of income from LIFO liquidations related to the shutdown of the facility in LaGrange, Georgia) compared with an unfavorable net lag and LIFO adjustment in 2005 of approximately $4.0 million. At Aluminum Extrusions, a lower gross profit margin was primarily due to the effects of higher selling prices to cover higher aluminum costs, partially offset by higher volume and selling prices and lower energy costs.

                    As a percentage of sales, selling, general and administrative and R&D expenses decreased to 7.7% in 2006 compared with 8.7% in 2005 due primarily to higher sales and the divestiture of substantially all of our interest in AFBS, Inc. (formerly known as Therics, Inc.) at the end of the second quarter of 2005. For more information on this divestiture, see the business segment review beginning on page 33.

                    Losses associated with plant shutdowns, asset impairments and restructurings, net of gains on sale of related assets and related income from LIFO inventory liquidations, in 2006 totaled $1.9 million ($1.4 million after taxes) and included:

•

A fourth quarter net gain of $14,000 ($8,000 after taxes), a third-quarter net gain of $1 million ($615,000 after taxes), a second-quarter net gain of $822,000 ($494,000 after taxes) and a first-quarter pretax charge of $404,000 ($243,000 after taxes) associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a pretax gain of $2.9 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), severance and other costs of $1.6 million, asset impairment charges of $130,000 and a gain on the disposal of equipment of $261,000 (included in “Other income (expense), net” in the consolidated statements of income);

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

                    In 2006, a pretax gain on the sale of public equity securities of $56,000 (proceeds also of $56,000) is included in “Other income (expense), net” in the consolidated statements of income and “Gain on the sale of corporate assets” in the segment operating profit table on page 14. Income taxes in 2006 include a reversal of a valuation allowance of $577,000 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of an investment.

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

Income Taxes. The effective tax rate declined to 35.9% in 2006 compared with 41.5% in 2005 due to the numerous variances between years that are shown in the effective tax rate reconciliation provided in Note 14 of the notes to financial statements.

Financial Condition

Assets and Liabilities

                    Changes in assets and liabilities from continuing operations from December 31, 2006 to December 31, 2007 are summarized below:

•	Accounts receivable decreased $9.9 million (9.2%).

	–	Accounts receivable in Film Products increased by $510,000 due mainly to higher sales. Days sales outstanding (“DSO”) was 45 at December 31, 2007 compared with 46 at December 31, 2006.

	–	Accounts receivable for continuing operations in Aluminum Extrusions decreased by $10.4 million. DSO was 40 at December 31, 2007 compared with 42 at December 31, 2006.

•	Inventories were relatively flat.

	–	Inventories in Film Products decreased by approximately $800,000. Inventory days were 43 at December 31, 2007 and 2006.

–

Inventories for continuing operations of Aluminum Extrusions increased by approximately $800,000. Inventory days increased to 35 at December 31, 2007 compared with 28 at December 31, 2006, primarily due to cyclical fluctuations.

•

Net property, plant and equipment was down $18.4 million (6.4%) due primarily to depreciation for continuing operations of $42.5 million compared with capital expenditures of $19.7 million, reductions of $5.2 million for property disposals and reimbursements from a customer for purchases of equipment (proceeds of $7.9 million less net gains recognized of $2.7 million) and asset impairments in Film Products of $594,000, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $10.4 million).

•	Accounts payable increased by $13.1 million (24.3%).

	–	Accounts payable in Film Products increased by $2.9 million due mainly to higher sales. Accounts payable days were 30 at December 31, 2007 compared with 29 at December 31, 2006.

–

Accounts payable for continuing operations in Aluminum Extrusions increased by $5.7 million. Accounts payable days were 37 at December 31, 2007 compared with 23 days at December 31, 2006, primarily due to seasonal fluctuations and consistent with the increase in inventory days.

	–	Accounts payable increased at corporate by $3.4 million for amounts payable to a securities broker relating to our repurchase of Tredegar common stock.

•

Accrued expenses decreased by $5.1 million (13.2%) due primarily to lower incentive compensation accruals, revenue received in advance in 2006 recognized in 2007, reclassification of certain items from current to noncurrent liabilities and the timing of payments, partially offset by an unrealized loss on futures contracts that hedge fixed-priced customer contracts in Aluminum Extrusions (at December 31, 2006, there was an unrealized gain on futures contracts reflected in current assets) and a higher estimated loss related to a lease associated with AFBS (formerly Therics).

                    Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2007 were as follows:

Net Capitalization and Indebtedness as of Dec. 31, 2007
(In Thousands)

Net capitalization:
Cash and cash equivalents	$48,217
Debt:
$300 million revolving credit agreement maturing December 15, 2010	80,000
Other debt	2,056

Total debt	82,056

Debt net of cash and cash equivalents	33,839
Shareholders’ equity	491,328

Net capitalization	$525,167

Indebtedness as defined in revolving credit agreement:
Total debt	$82,056
Face value of letters of credit	5,957
Liabilities relating to derivative financial instruments	1,815

Indebtedness	$89,828

                    Under the revolving credit agreement, borrowings are permitted up to $300 million, and $219 million was available to borrow at December 31, 2007. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

                    At December 31, 2007, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and For the Year Ended December 31, 2007 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2007:
Net income	$15,249
Plus:
After-tax losses related to discontinued operations	19,681
Total income tax expense for continuing operations	24,366
Interest expense	2,721
Charges related to stock option grants and awards accounted for under the fair value-based method	978
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	42,655
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,475)	6,164
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,212)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (all cash-related)	(2,699)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	107,903
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(42,655)

Adjusted EBIT as defined in revolving credit agreement	$65,248

Shareholders’ equity at December 31, 2007	$491,328
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.83	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	23.98	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$127,170
Minimum adjusted shareholders’ equity permitted ($351,918 plus 50% of net income generated after October 1, 2005)	$388,276
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

                    We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period

(In Millions)	2008	2009	2010	2011	2012	Remainder	Total

Debt	$.5	$.6	$80.5	$.3	$.1	$.1	$82.1
Operating leases:
AFBS (formerly Therics)	1.6	1.6	1.6	.4	—	—	5.2
Other	.9	1.3	1.4	1.3	1.3	.6	6.8
Capital expenditure commitments (1)	3.0	—	—	—	—	—	3.0
Estimated obligations relating to uncertain tax positions (2)	2.2	—	—	—	—	2.3	4.5

Total	$8.2	$3.5	$83.5	$2.0	$1.4	$3.0	$101.6

(1)	Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 13 on page 65.

(2)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.

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

Shareholders’ Equity

                    At December 31, 2007, we had 34,765,450 shares of common stock outstanding and a total market capitalization of $559.0 million, compared with 39,286,079 shares of common stock outstanding and a total market capitalization of $888.3 million at December 31, 2006.

                    During 2006 and 2005 we did not purchase any shares of our common stock in the open market. See the issuer purchases of equity securities section of Item 5 on page 8 regarding purchases of our common stock in 2007 and our standing authorization permitting additional purchases.

Cash Flows

                    The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 43. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

                    Cash provided by operating activities was $95.6 million in 2007 compared with $104.6 million in 2006. The decrease is due primarily to higher income tax payments (income tax payments were approximately $17.0 million in 2007 compared with $7.8 million in 2006) and a decline in operating results in Aluminum Extrusions (mainly operations in Canada divested on February 12, 2008), partially offset by lower incremental working capital investment (see assets and liabilities section on page 25 for discussion of working capital trends and Note 17 to the notes to financial statements for discussion of discontinued aluminum extrusion operations in Canada).

                    Cash used in investing activities declined to $36.3 million in 2007 compared with $40.6 million in 2006 due to lower capital expenditures and proceeds from property disposals and reimbursements from a customer for purchases of equipment, partially offset by higher investments. Capital expenditures in 2007 primarily included the normal replacement of machinery and equipment and continued expansion of capacity for surface protection films and elastic materials. See the executive summary beginning on page 17 and the business segment review beginning on page 33 for more information on capital expenditures.

                    Net cash flow used in financing activities was $54.1 million in 2007 and included the use of cash generated from operating activities in excess of investing activities, additional borrowings under our revolving credit facility and proceeds from the exercise of stock options to pay dividends and purchase Tredegar common stock.

                    Cash provided by operating activities was $104.6 million in 2006 compared with $53.7 million in 2005. The increase is due primarily to improved operating results, higher deferred income taxes and lower incremental working capital investment.

                    Cash used in investing activities was $40.6 million in 2006 compared with $55.0 million in 2005 due primarily to lower capital expenditures. Capital expenditures in 2006 in Film Products of $33.2 million (down from $50.5 million in 2005 and $1.5 million in excess of 2006 depreciation) primarily included the continued expansion of capacity for surface protection films and elastic materials, a new information system and normal replacement of machinery and equipment. Capital expenditures in Aluminum Extrusions were $7.4 million in 2006 compared to $12 million in 2005 and depreciation in 2006 of $12.3 million. See the business segment review beginning on page 33 for more information on capital expenditures.

                    Net cash flow used in financing activities was $47.0 million in 2006 and included the use of cash generated from operating activities in excess of investing activities to pay dividends and repay amounts outstanding under our revolving credit facility. In addition, financing activities in 2006 included proceeds from the exercise of stock options of $9.7 million, including $8.5 million in the fourth quarter of 2006 due to an increase in our stock price and certain stock option expiration dates in early 2007.

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

                    Net cash provided by financing activities was $3.6 million in 2005 and included the refinancing of our debt in December 2005.

Quantitative and Qualitative Disclosures about Market Risk

                    Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 25 regarding credit agreements and interest rate exposures.

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

                    See the executive summary beginning on page 17 and the business segment review beginning on page 33 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

                    In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $95,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

                    We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for 2007 and 2006 are as follows:

Tredegar Corporation - Continuing Manufacturing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets

	2007			2006

	% of Total Net Sales *		% Total Assets- Foreign Oper- ations *	% of Total Net Sales *		% Total Assets - Foreign Oper- ations *

	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations

Canada	5	—	—	5	—	—
Europe	1	17	16	1	15	16
Latin America	—	3	2	—	3	2
Asia	3	6	7	5	5	8

Total % exposure to foreign markets	9	26	25	11	23	26

*

The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents and AFBS (formerly Therics)).

                    We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint and the Brazilian Real.

                    In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $3 million in 2007 compared with 2006, $500,000 in 2006 compared with 2005, and $600,000 in 2005 compared with 2004.

                    In 2007, we used currency options to hedge a portion of our exposure to changes in exchange rates. Results for continuing operations include realized losses of $239,000 on currency hedges of royalties relating to our operations in Europe and results from discontinued operations include realized gains of $1.3 million on currency hedges of our exposure to the Canadian Dollar. There were no derivatives outstanding at December 31, 2007 relating to currency hedges. Trends for the Euro and Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Business Segment Review

                    Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales. See the executive summary beginning on page 17 for the discussion of net sales (sales less freight) in Film Products in 2007 compared with 2006.

                    Net sales in Film Products were $511.2 million in 2006 and $460.3 million in 2005. The increase in net sales in Film Products in 2006 is primarily due to growth in higher value-added products, including surface protection films, elastic materials and new apertured materials. Selling price and net sales are also affected by the pass-through of changes in raw material costs and changes in currency exchange rates (see the qualitative and quantitative disclosures about market risks section beginning on page 30). Total volume was 253.5 million pounds in 2006 and 261.1 million pounds in 2005. We estimate that the growth in net sales excluding the effects of the pass-through of resin price changes and currency exchange rate changes was about 6% in 2006 and 7% in 2005. Volume declines in 2006 compared with 2005 were mainly due to lower sales of certain commodity barrier films that were dropped in conjunction with the shutdown of the plant in LaGrange, Georgia. The plant was shut down in the first half of 2006 and had sales of commodity barrier films of approximately $20 million in 2005.

Operating Profit. See the executive summary beginning on page 17 for the discussion of operating profit in Film Products in 2007 compared with 2006.

                    Operating profit from ongoing operations in Film Products was $57.6 million in 2006 and $44.9 million in 2005. Operating profit from ongoing operations excluding the estimated effects of resin pass-through lag and year-end LIFO adjustments was $53.1 million in 2006 and $48.9 million in 2005. The increase in operating profit in 2006 excluding the impact of resin pass-through lag and LIFO adjustments was driven by growth in the sale of higher value surface protection films, elastic materials and new apertured topsheets.

Identifiable Assets. Identifiable assets in Film Products decreased to $488.0 million at December 31, 2007, from $499.0 million at December 31, 2006, due primarily to depreciation of $33.9 million compared with capital expenditures of $15.3 million and asset impairments during the year totaling $594,000, partially offset by the effects of currency rate changes on property, plant and equipment and goodwill of approximately $11.3 million. See page 25 for further discussion on changes in assets and liabilities.

                    Identifiable assets in Film Products increased to $499.0 million at December 31, 2006, from $479.3 million at December 31, 2005, due primarily to the effects of currency rate changes of $9.0 million, higher accounts receivable (up $6.5 million) due to higher sales and higher inventories (up $3.4 million) and asset impairments during 2006 totaling $1.2 million.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $34.1 million in 2007, $31.7 million in 2006 and $26.7 million in 2005. The increase in 2007 compared with 2006 is primarily due to capital expenditures in 2006 and 2007 and appreciation of the U.S. Dollar value of currencies for operations outside of the U.S. The increase in 2006 compared with 2005 is mainly due to the relatively high level of capital expenditures from 2003-2005. We expect depreciation and amortization expense for Film Products to be approximately $33 million in 2008.

                    Capital expenditures declined to $15.3 million in 2007 compared with $33.2 million in 2006. Capital expenditures in 2008 are expected to be approximately $33 million. Capital expenditures in 2007 primarily included the normal replacement of machinery and equipment and continued expansion of capacity for surface protection films and elastic materials.

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

Aluminum Extrusions (Continuing Operations)

Net Sales and Operating Profit. See the executive summary beginning on page 17 for the discussion of net sales (sales less freight) and operating profit for the continuing operations of Aluminum Extrusions in 2007 compared with 2006.

                    Net sales were $403.8 million in 2006, up 23.2% versus $327.7 million in 2005. Operating profit from continuing ongoing operations was $18.3 million in 2006, up 7.1% compared to $17.1 million in 2005. Volume increased to 185.2 million pounds in 2006, up 4.6% compared to 177.0 million pounds in 2005. Growth in shipments in 2006 was driven by demand for extrusions used in commercial construction and hurricane protection products, partially offset by a decline in extrusions used in residential construction. The increase in operating profit during 2006 was primarily due to higher volume and selling prices and lower energy costs, partially offset by higher charges for possible uncollectible accounts ($1.4 million).

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $115.2 million at December 31, 2007, $129.0 million at December 31, 2006 and $130.4 million at December 31, 2005. The decline of $13.8 million at the end of 2007 compared with 2006 is mainly due to lower accounts receivable of $10.4 million (see page 25 for further discussion) and depreciation of $8.5 million compared with capital expenditures of $4.4 million. Changes between 2006 and 2005 are primarily due to sales-driven fluctuations in accounts receivable and inventory levels.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $8.5 million in 2007, $8.4 million in 2006 and $8 million in 2005. We expect depreciation and amortization expense for Aluminum Extrusions to be $8.5 million in 2008.

                    Capital expenditures totaled $4.4 million in 2007, $6.6 million in 2006 and $5.8 million in 2005, and reflect the normal replacement of machinery and equipment. Capital expenditures are expected to be approximately $21 million in 2008. In January, we announced plans to spend approximately $24 million over the next 18 months to expand the capacity at our plant in Carthage, Tennessee. Approximately 65% of our sales of aluminum extrusions from our U.S. operations are related to non-residential construction, and this additional capacity will increase our capabilities in this sector.

AFBS

                    On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, which is controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, then valued at $170,000 and a 3.5% interest in Theken Spine, LLC, then valued at $800,000, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170,000. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The payments due from Therics, LLC that are based on the sale of certain products are recognized as income when earned. AFBS had operating losses of $3.5 million during the first six months of 2005 and $9.8 million in 2004. Results of operations for AFBS since June 30, 2005 are immaterial.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  See discussion of quantitative and qualitative disclosures about market risk beginning on page 30 in Management’s Discussion and Analysis.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See the index on page 39 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

                    Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

                    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles in the United States of America and includes policies and procedures that:

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

                    Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

                    The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 39-40.

Changes in Internal Control Over Financial Reporting

                    There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

                  None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

                  The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the headings “Election of Directors” and “Tredegar’s Board of Directors” is incorporated herein by reference.

                    The information concerning corporate governance included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and the Board Committees” is incorporated herein by reference.

                    The information included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Requirements” is incorporated herein by reference.

                    Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

John D. Gottwald	53	President and Chief Executive

Nancy M. Taylor	48	President, Tredegar Film Products and Corporate Senior Vice President

D. Andrew Edwards	49	Vice President, Chief Financial Officer and Treasurer

McAlister C. Marshall, II	38	Vice President, General Counsel and Corporate Secretary

Larry J. Scott	57	Vice President, Audit

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

                    We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our Chief Executive Officer, Chief Financial Officer and principal accounting officer) and have posted the Code of Conduct on our web site. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on our website. Our Internet address is www.tredegar.com. The information on or that can be accessed through our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

                    Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 25, 2007. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

Item 11.	EXECUTIVE COMPENSATION

                  The information included in the Proxy Statement under the headings “Compensation of Directors”, “Board Meetings of Non-Management Directors and Board Committees - Executive Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Executive Compensation Committee Report” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                   The information included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2007.

Column (a)	Column (b)	Column (c)	Column (d)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column

Equity compensation plans approved by security holders	1,009,858 *	$17.90	1,412,232

Equity compensation plans not approved by security holders	—	—	—

Total	1,009,858	$17.90	1,412,232

* Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

                  The information included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Tredegar’s Board of Directors” is incorporated herein by reference.

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed the way in which it accounts for uncertain tax positions effective January 1, 2007, share-based compensation effective January 1, 2006, and defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP
Richmond, Virginia
March 4, 2008

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2007	2006	2005

(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$922,583	$937,561	$808,464
Other income (expense), net	1,782	1,444	(2,211)

	924,365	939,005	806,253

Costs and expenses:
Cost of goods sold	761,509	779,376	672,465
Freight	19,808	22,602	20,276
Selling, general and administrative	68,501	64,082	61,007
Research and development	8,354	8,088	8,982
Amortization of intangibles	149	149	299
Interest expense	2,721	5,520	4,573
Asset impairments and costs associated with exit and disposal activities	4,027	4,080	15,782

Total	865,069	883,897	783,384

Income from continuing operations before income taxes	59,296	55,108	22,869
Income taxes	24,366	19,791	9,497

Income from continuing operations	34,930	35,317	13,372
Income (loss) from discontinued operations	(19,681)	2,884	2,857

Net income	$15,249	$38,201	$16,229

Earnings (loss) per share:
Basic:
Continuing operations	$.91	$.92	$.35
Discontinued operations	(.51)	.07	.07

Net income	$.40	$.99	$.42

Diluted:
Continuing operations	$.90	$.91	$.35
Discontinued operations	(.51)	.07	.07

Net income	$.39	$.98	$.42

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2007	2006

(In Thousands, Except Share Data)

Assets
Current assets:
Cash and cash equivalents	$48,217	$40,898

Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,198 in 2007 and $7,388 in 2006	97,064	106,955
Income taxes recoverable	323	10,975
Inventories	48,666	48,664
Deferred income taxes	9,172	6,055
Prepaid expenses and other	4,077	4,428
Current assets of discontinued operation	37,750	35,275

Total current assets	245,269	253,250

Property, plant and equipment, at cost:
Land and land improvements	7,278	8,497
Buildings	81,449	77,804
Machinery and equipment	548,961	521,650

Total property, plant and equipment	637,688	607,951
Less accumulated depreciation	368,605	320,516

Net property, plant and equipment	269,083	287,435
Other assets and deferred charges	116,759	63,712
Goodwill and other intangibles (other intangibles of $464 in 2007 and $581 in 2006)	135,907	132,237
Noncurrent assets of discontinued operation	17,460	45,153

Total assets	$784,478	$781,787

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$67,161	$54,020
Accrued expenses	33,676	38,790
Current portion of long-term debt	540	678
Current liabilities of discontinued operation	17,152	18,522

Total current liabilities	118,529	112,010
Long-term debt	81,516	61,842
Deferred income taxes	68,625	65,732
Other noncurrent liabilities	15,662	14,299
Noncurrent liabilities of discontinued operation	8,818	11,309

Total liabilities	293,150	265,192

Commitments and contingencies (Notes 13 and 16)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 34,765,450 shares in 2007 and 39,286,079 in 2006 (including restricted stock)	51,444	120,508
Common stock held in trust for savings restoration plan (59,222 shares in 2007 and 58,632 in 2006)	(1,303)	(1,291)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	40,610	21,522
Gain (loss) on derivative financial instruments	(1,204)	654
Pension and other postretirement benefit adjustments	(3,767)	(21,211)
Retained earnings	405,548	396,413

Total shareholders’ equity	491,328	516,595

Total liabilities and shareholders’ equity	$784,478	$781,787

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2007	2006	2005

(In Thousands)

Cash flows from operating activities:
Net income	$15,249	$38,201	$16,229
Adjustments for noncash items:
Depreciation	45,892	44,132	38,490
Amortization of intangibles	149	149	299
Deferred income taxes	(24,241)	10,155	9,217
Accrued pension and postretirement benefits	(1,735)	3,178	(1,979)
Stock option-based compensation expense	978	970	—
Loss from write-down of investment	2,095	—	5,000
Gain on sale of assets	(2,699)	(317)	(4,174)
Loss on asset impairments and divestitures	32,287	1,150	9,378
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	15,786	151	(3,361)
Inventories	4,099	(5,080)	2,803
Income taxes recoverable	10,478	1,991	(12,966)
Prepaid expenses and other	764	(275)	530
Accounts payable and accrued expenses	(2,932)	11,592	(3,590)
Other, net	(616)	(1,392)	(2,173)

Net cash provided by operating activities	95,554	104,605	53,703

Cash flows from investing activities:
Capital expenditures	(20,643)	(40,573)	(62,543)
Investments, including Harbinger ($10 million), a drug delivery company ($6.5 million) and real estate ($6.2 million) in 2007	(23,513)	(542)	(1,095)
Proceeds from the sale of assets and property disposals and reimbursements from customers for purchases of equipment	7,871	475	8,018
Other, net	—	—	636

Net cash used in investing activities	(36,285)	(40,640)	(54,984)

Cash flows from financing activities:
Dividends paid	(6,126)	(6,221)	(6,190)
Debt principal payments	(39,964)	(54,530)	(147,846)
Borrowings	59,500	4,000	156,500
Repurchases of Tredegar common stock, net of settlement payable of $3,368	(73,959)	—	—
Proceeds from exercise of stock options	6,471	9,702	1,130

Net cash used in financing activities	(54,078)	(47,049)	3,594

Effect of exchange rate changes on cash	2,128	548	(1,873)

Increase in cash and cash equivalents	7,319	17,464	440
Cash and cash equivalents at beginning of period	40,898	23,434	22,994

Cash and cash equivalents at end of period	$48,217	$40,898	$23,434

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$2,712	$5,734	$4,388
Income tax payments (refunds), net	16,989	7,828	14,915

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

						Accumulated Other Comprehensive Income (Loss)

						Unrealized Gain on Available- for-Sale Securities		Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.
				Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compensation		Foreign Currency Trans- lation			Total Share- holders’ Equity
	Common Stock
			Retained Earnings
	Shares	Amount

(In Thousands, Except Share and Per-Share Data)

Balance December 31, 2004	38,597,522	$109,450	$354,378	$(1,274)	$(1,402)	$—	$19,562	$884	$(1,156)	$480,442

Comprehensive income (loss):
Net income	—	—	16,229	—	—	—	—	—	—	16,229
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	—	—	—	—	—	23	—	—	—	23
Foreign currency translation adjustment (net of tax of $2,933)	—	—	—	—	—	—	(5,448)	—	—	(5,448)
Derivative financial instruments adjustment (net of tax of $60)	—	—	—	—	—	—	—	(108)	—	(108)
Minimum pension liability adjustment (net of tax of $630)	—	—	—	—	—	—	—	—	(1,278)	(1,278)

Comprehensive income										9,418
Cash dividends declared ($.16 per share)	—	—	(6,190)	—	—	—	—	—	—	(6,190)
Restricted stock grant, net of forfeitures and vested shares	(11,000)	(49)	—	—	49	—	—	—	—	—
Restricted stock amortization	—	—	—	—	387	—	—	—	—	387
Issued upon exercise of stock options (including related income tax benefits of $175) & other	150,494	1,305	—	—	—	—	—	—	—	1,305
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—	—	—	—	—	—

Balance December 31, 2005	38,737,016	110,706	364,427	(1,284)	(966)	23	14,114	776	(2,434)	485,362

Comprehensive income (loss):
Net income	—	—	38,201	—	—	—	—	—	—	38,201
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	—	—	—	—	—	(23)	—	—	—	(23)
Foreign currency translation adjustment (net of tax of $3,921)	—	—	—	—	—	—	7,408	—	—	7,408
Derivative financial instruments adjustment (net of tax of $60)	—	—	—	—	—	—	—	(122)	—	(122)
Minimum pension liability adjustment (net of tax of $422)	—	—	—	—	—	—	—	—	821	821

Comprehensive income										46,285
Cumulative adjustment for the adoption of SFAS No. 158 relating to pension and other postretirement benefits (net of tax of $11,354)	—	—	—	—	—	—	—	—	(19,598)	(19,598)
Cash dividends declared ($.16 per share)	—	—	(6,221)	—	—	—	—	—	—	(6,221)
Stock-based compensation expense	(25,500)	1,066	—	—	—	—	—	—	—	1,066
Restricted stock amortization	—	(966)	—	—	966	—	—	—	—	—
Issued upon exercise of stock options (including related income tax benefits of $678) & other	574,563	9,702	—	—	—	—	—	—	—	9,702
Tredegar common stock purchased by trust for savings restoration plan	—	—	6	(7)	—	—	—	—	—	(1)

Balance December 31, 2006	39,286,079	120,508	396,413	(1,291)	—	—	21,522	654	(21,211)	516,595

Comprehensive income (loss):
Net income	—	—	15,249	—	—	—	—	—	—	15,249
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $10,428)	—	—	—	—	—	—	19,088	—	—	19,088
Derivative financial instruments adjustment (net of tax of $1,166)	—	—	—	—	—	—	—	(1,858)	—	(1,858)
Net actuarial gains or losses and prior service costs (net of tax of $10,209)	—	—	—	—	—	—	—	—	16,218	16,218
Amortization of net actuarial gains or losses and prior service costs (net of tax of $702)	—	—	—	—	—	—	—	—	1,226	1,226

Comprehensive income										49,923
Cash dividends declared ($.16 per share)	—	—	(6,126)	—	—	—	—	—	—	(6,126)
Stock-based compensation expense	(10,000)	1,654	—	—	—	—	—	—	—	1,654
Issued upon exercise of stock options (including related income tax benefits of $491) & other	322,871	6,609	—	—	—	—	—	—	—	6,609
Repurchases of Tredegar common stock	(4,833,500)	(77,327)	—	—	—	—	—	—	—	(77,327)
Tredegar common stock purchased by trust for savings restoration plan	—	—	12	(12)	—	—	—	—	—	—

Balance December 31, 2007	34,765,450	$51,444	$405,548	$(1,303)	$—	$—	$40,610	$(1,204)	$(3,767)	$491,328

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries (In thousands, except Tredegar share and per-share amounts and unless otherwise stated)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “we,” “us” or “our”) are engaged in the manufacture of plastic films and aluminum extrusions. See Note 15 regarding restructurings and Note 17 regarding discontinued operations.

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Prior periods have been reclassified to conform to the current period presentation of discontinued operations.

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

                    Transaction and remeasurement gains or losses included in income were not material in 2007, 2006 and 2005. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our foreign locations that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2007 and 2006, Tredegar had cash and cash equivalents of $48,217 and $40,898, respectively, including funds held in foreign locations of $24,559 and $19,118, respectively.

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

                    On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which had no impact on our results of operations or financial condition reported in prior periods. The FSP eliminates the accrual method of accounting for major maintenance activities, but continues to permit the use of the direct expensing, built-in overhaul and deferral methods.

                    Property, plant and equipment include capitalized interest of $577 in 2007, $885 in 2006 and $1,179 in 2005.

                    Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 25 years for buildings and land improvements and 3 to 11 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.

Investments in Private Entities with Less Than or Equal to 50% Voting Ownership Interest. We account for our investments in private entities where our voting ownership is less than or equal to 50% based on the facts and circumstances surrounding the investment at the time the investment is made. We are required to account for investments under the consolidation method in situations where we are the primary beneficiary of a variable interest entity (we have no investments that meet this condition). The primary beneficiary is the party in a variable interest entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. If we are not deemed the primary beneficiary in an investment in a private entity then we select either: (i) the fair value method or (ii) either the (a) the cost method if we do not have significant influence over operating and financial policies of the company or (b) the equity method if we do have significant influence.

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

                    The components of goodwill and other intangibles at December 31, 2007 and 2006, and related amortization periods for continuing operations are as follows:

December 31	2007	2006	Amortization Periods

Carrying value of goodwill:
Film Products	$104,507	$103,562	Not amortized
Aluminum Extrusions	30,935	28,094	Not amortized

Total carrying value of goodwill	135,442	131,656

Carrying value of other intangibles:
Film Products (cost basis of $1,172 in 2007 and 2006)	465	581	Not more than 17 yrs.

Total carrying value of other intangibles	465	581

Total carrying value of goodwill and other intangibles	$135,907	$132,237

                    Excluded from the table above is goodwill for the Aluminum Extrusions reporting unit of $6,459 which was allocated to discontinued aluminum extrusions operations in Canada. This goodwill was allocated using the estimated fair value of the aluminum extrusions business in Canada (the after-tax cash flow expected from disposal of approximately $30,000 when it was classified as held for sale at the end of December 2007), and the estimated fair value of the aluminum extrusions business in the U.S. retained. The fair value of the aluminum extrusions business in the U.S. was estimated at approximately $145,000 using comparable enterprise value-to-EBITDA multiples as of December 31, 2007. See Note 17 for more information on discontinued operations.

                    A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2007 is as follows:

	2007	2006	2005

Goodwill and other intangibles:
Net carrying value, beginning of year	$132,237	$131,529	$136,524
Amortization	(149)	(149)	(299)
Decrease due to sale of AFBS (formerly Therics) assets	—	—	(4,329)
Increase (decrease) due to foreign currency translation and other	3,819	857	(367)

Total carrying value of goodwill and other intangibles	$135,907	$132,237	$131,529

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

Pension Costs and Postretirement Benefit Costs Other than Pensions. Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to the company. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we were required to recognize the funded status of our pension and other postretirement plans in our December 31, 2006 financial statements, which resulted in a reduction of prepaid pension cost of $27,651, an increase in related liabilities of $3,301, a decrease in noncurrent deferred income liabilities of $11,354 and a decrease in shareholders’ equity of $19,598. See Note 11 for more information.

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

                    On January 1, 2007, we adopted a new accounting standard for uncertain tax positions (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), which had no impact on our results of operations or financial condition reported in prior periods. Under the new standard, in order to report the benefit of a tax position in our financial statements, we must determine that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. The determination is made on the basis of all the facts, circumstances and information available as of the reporting date.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2007	2006	2005

Weighted average shares outstanding used to compute basic earnings per share	38,532,036	38,670,757	38,471,348
Incremental shares attributable to stock options and restricted stock	156,467	260,305	125,356

Shares used to compute diluted earnings per share	38,688,503	38,931,062	38,596,704

                    Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2007, 2006 and 2005, 184,960, 1,128,393 and 2,024,690 of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

                    Had compensation cost for stock option grants been determined in 2005 based on the fair value at the grant dates, our income and diluted earnings per share from continuing operations would have been reduced to the pro forma amounts indicated below:

2005

Income from continuing operations:
As reported	$13,372
Pro forma for stock option-based employee compensation cost, net of tax, based on the fair value method	(1,073)

Pro forma income from continuing operations	$12,299

Basic earnings per share from continuing operations:
As reported	$.35
Pro forma	.32

Diluted earnings per share from continuing operations:
As reported	$.35
Pro forma	.32

                    Stock option-based compensation expense included in determining net income under SFAS 123(R) was $978 ($629 after taxes or 2 cents per share) in 2007 and $970 ($676 after taxes or 2 cents per share) in 2006. Compensation cost related to restricted and other stock-based awards included in determining net income from continuing operations was $713 in 2007, $188 in 2006 and $386 in 2005.

                    The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing Tredegar stock options granted in 2007 and 2006 are as follows (there were no Tredegar stock options granted in 2005):

	2007	2006

Dividend yield	1.1%	1.1%
Weighted average volatility percentage	33.1%	38.3%
Weighted average risk-free interest rate	3.3%	4.7%
Holding period (years):
Officers	n/a	6.0
Management	5.0	5.0
Other employees	n/a	n/a
Weighted average excercise price at date of grant (also weighted average market price at date of grant):
Officers	n/a	$15.22
Management	$14.40	15.32
Other employees	n/a	n/a

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

                    Tredegar stock options granted during 2007 and 2006 (there were no Tredegar stock options granted in 2005), and related estimated fair value at the date of grant, are as follows:

	2007	2006

Stock options granted (number of shares):
Officers	n/a	107,500
Management	4,000	342,300
Other employees	n/a	n/a

Total	4,000	449,800

Estimated weighted average fair value of options per share at date of grant:
Officers	n/a	$ 6.26
Management	$ 4.91	5.69
Other employees	n/a	n/a

Total estimated fair value of stock options granted (in thousands)	$ 20	$2,620

                    Additional disclosure of Tredegar stock options is included in Note 10.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and interest rate and currency exchange rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was immaterial in 2007, 2006 and 2005.

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

                    The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

	2006	2005

Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	$20	$36
Income taxes	(7)	(13)
Reclassification adjustment for net losses (gains) realized in income	(56)	—
Income taxes	20	—

Available-for-sale securities adjustment	$(23)	$23

Recently Issued Accounting Standards. In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The new accounting standard for noncontrolling interests (sometimes referred to as minority interests) applies to all fiscal years and interim periods beginning on or after December 15, 2008. Early application is prohibited for both standards. We currently do not have noncontrolling or minority interests in our consolidated financial statements. We will apply the new standards when required and applicable.

2	INVESTMENTS

                    During the third quarter of 2007, we invested $6,500 in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At December 31, 2007, the fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) equaled the amount invested.

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

                    Our valuation of intangibles indicates that there were no in-process research & development costs that would have been written off in applying the purchase accounting and the equity method at August 31, 2007. We would not have been allocated any profits or losses for the year ended December 31, 2007 based on the formulas contained in the company’s operating agreement. The condensed balance sheets for the drug delivery company at August 31, 2007 (shown on a pro forma basis for a second closing of its recent financing in September 2007) and December 31, 2007 and related condensed statements of income for the year and four months ended December 31, 2007, adjusted on a purchase accounting basis to the valuation implied by the latest round of financing in August-September 2007, are provided below:

(Unaudited)	Pro Forma 8/31/07	12/31/07

Assets
Cash & ownership subscriptions receivables	$8,557	$6,781
Other tangible assets	278	1,253
Identifiable intangibles (15 year life)	3,967	3,901
Goodwill	10,194	10,194

Total assets	$22,996	$22,129

	Pro Forma 8/31/07	12/31/07

Liabilities & Members’ Equity
Liabilities	$1,503	$1,494
Contributed capital	12,233	12,354
Net equity appreciation implied from purchase accounting adjustments	12,805	12,805
Accumulated losses	(3,545)	(4,524)

Total liabilities & members’ equity	$22,996	$22,129

	2007	Sept.-Dec. ‘07

Revenues & Expenses
Revenues	$—	$—
Costs & expenses	2,445	800

Net loss	$(2,445)	$(800)

                     On April 2, 2007, we invested $10,000 in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to a two-year lock-up and additional limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At December 31, 2007, Harbinger reported our capital account value at $23,000 reflecting $13,000 of unrealized appreciation versus the carrying value in our balance sheet of $10,000 (included in “Other assets and deferred charges”).

                    During 2007, we invested approximately $6,200 in real estate. At December 31, 2007, the carrying value in our balance sheet of investments in this real estate (included in “Other assets and deferred charges”) equaled the amount invested.

                    In August of 2004, we invested $5,000 in Novalux, Inc., a developer of laser technology for potential use in a variety of applications. We made additional investments in Novalux based on its prospects at the time of $1,095 in October 2005, $400 in May 2006, $142 in September 2006, $458 in July 2007 and $404 in November 2007. We wrote down our investment in Novalux and recognized losses of $5,000 in the December 2005 and $2,095 in September 2007 based on anticipated delays in bringing the company’s technology to market and liquidity issues. Our carrying value in Novalux of $404 and $1,637 at December 31, 2007 and 2006, respectively, is included in “Other assets and deferred charges” in the consolidated balance sheet. Novalux assets were sold in January 2008 in exchange for certain unrestricted and restricted common shares of a public company in Australia. We expect to recover our remaining carrying value of $404 upon the liquidation by Novalux of its remaining assets, which primarily consists of the common shares referred to above.

3	BUSINESS SEGMENTS

                    Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $258,602 in 2007, $255,414 in 2006 and $236,554 in 2005. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

	Net Sales
	2007	2006	2005

Film Products	$530,972	$511,169	$460,277
Aluminum Extrusions	371,803	403,790	327,659
AFBS (formerly Therics)	—	—	252

Total net sales	902,775	914,959	788,188
Add back freight	19,808	22,602	20,276

Sales as shown in consolidated statements of income	$922,583	$937,561	$808,464

	Operating Profit
	2007	2006	2005

Film Products:
Ongoing operations	$59,423	$57,645	$44,946
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	(649)	221	(3,955)

Aluminum Extrusions:
Ongoing operations	16,516	18,302	17,084
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	(634)	(1,434)	(993)

AFBS (formerly Therics):
Ongoing operations	—	—	(3,467)
Loss on investment in Therics, LLC	—	(25)	(145)
Restructurings (a)	(2,786)	(637)	(10,318)

Total	71,870	74,072	43,152
Interest income	1,212	1,240	586
Interest expense	2,721	5,520	4,573
Gain on sale of corporate assets (a)	2,699	56	61
Loss from write-down of investment in Novalux (a)	2,095	—	5,000
Stock option-based compensation expense	978	970	—
Corporate expenses, net (a)	10,691	13,770	11,357

Income from continuing operations before income taxes	59,296	55,108	22,869
Income taxes (a)	24,366	19,791	9,497

Income from continuing operations	34,930	35,317	13,372
Income (loss) from discontinued operations (a)	(19,681)	2,884	2,857

Net income	$15,249	$38,201	$16,229

(a)

See Notes 2 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains from sale of assets, investment write-down and other items, and Note 17 for more information on discontinued operations.

(b)

The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $19,808 in 2007, $22,602 in 2006, and $20,276 in 2005.

(c)

Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in foreign locations of $24,559, $19,118 and $14,890 at December 31, 2007, 2006, and 2005, respectively. Export sales relate almost entirely to Film Products. Foreign operations in The Netherlands, Hungary, China, Italy and Brazil also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

	Identifiable Assets
December 31	2007	2006	2005

Film Products	$488,035	$498,961	$479,286
Aluminum Extrusions	115,223	128,967	130,448
AFBS (formerly Therics)	2,866	2,420	2,759

Subtotal	606,124	630,348	612,493
General corporate	74,927	30,113	61,905
Cash and cash equivalents (c)	48,217	40,898	23,434

Continuing operations	729,268	701,359	697,832
Discontinued aluminum extrusions business in Canada (a)	55,210	80,428	83,926

Total	$784,478	$781,787	$781,758

	Depreciation and Amortization			Capital Expenditures
	2007	2006	2005	2007	2006	2005

Film Products	$34,092	$31,847	$26,673	$15,304	$33,168	$50,466
Aluminum Extrusions	8,472	8,378	7,996	4,391	6,609	5,750
AFBS (formerly Therics)	—	—	437	—	—	36

Subtotal	42,564	40,225	35,106	19,695	39,777	56,252
General corporate	91	111	195	6	24	73

Continuing operations	42,655	40,336	35,301	19,701	39,801	56,325
Discontinued aluminum extrusions business in Canada (a)	3,386	3,945	3,488	942	772	6,218

Total	$46,041	$44,281	$38,789	$20,643	$40,573	$62,543

	Net Sales by Geographic Area (c)
	2007	2006	2005

United States	$577,824	$606,411	$495,900
Exports from the United States to:
Canada	46,243	42,669	44,870
Latin America	1,188	4,364	9,428
Europe	9,856	8,944	8,311
Asia	31,432	50,096	40,476
Foreign operations:
The Netherlands	104,379	91,476	83,649
Hungary	35,286	29,152	33,573
China	57,252	42,460	36,823
Italy	13,359	14,323	15,866
Brazil	25,956	25,064	19,292

Total (b)	$902,775	$914,959	$788,188

	Identifiable Assets by Geographic Area (c)			Property, Plant & Equipment, Net by Geographic Area (c)
December 31	2007	2006	2005	2007	2006	2005

United States	$429,376	$454,931	$452,546	$163,130	$175,983	$177,956
Foreign operations:
The Netherlands	73,658	70,609	67,683	52,383	53,905	54,331
Hungary	20,178	20,039	18,505	10,952	12,475	12,787
China	49,696	53,633	40,599	33,192	34,671	26,104
Italy	17,378	16,734	17,997	3,580	3,565	3,093
Brazil	15,838	14,402	15,163	5,055	4,892	5,205
General corporate	74,927	30,113	61,905	791	1,944	1,994
Cash and cash equivalents (c)	48,217	40,898	23,434	n/a	n/a	n/a

Continuing operations	729,268	701,359	697,832	269,083	287,435	281,470
Discontinued aluminum extrusions business in Canada (a)	55,210	80,428	83,926	11,001	38,328	41,406

Total	$784,478	$781,787	$781,758	$280,084	$325,763	$322,876

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

4	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

December 31	2007	2006

Trade, less allowance for doubtful accounts and sales returns of $5,198 in 2007 and $7,388 in 2006	$94,699	$102,062
Other	2,365	4,893

Total	$97,064	$106,955

                    The allowance for doubtful accounts and sales returns decreased by $2,190 in 2007 and increased by $2,515 in 2006 and $164 in 2005. The changes in 2007, 2006 and 2005 were comprised of increases to the allowance for charges to expense of $3,001, $3,236 and $366, respectively, decreases in the allowance for income from recoveries of $1,442, $57 and $15, respectively, decreases in the allowance for write-offs of $3,780, $680 and $62, respectively, and foreign exchange and other adjustments to the allowance of plus $31, plus $16 and minus $125, respectively.

5	INVENTORIES

Inventories consist of the following:

December 31	2007	2006

Finished goods	$10,004	$9,182
Work-in-process	3,624	3,495
Raw materials	19,369	21,773
Stores, supplies and other	15,669	14,214

Total	$48,666	$48,664

                    Inventories stated on the LIFO basis amounted to $17,774 at December 31, 2007 and $17,230 at December 31, 2006, which are below replacement costs by approximately $25,845 at December 31, 2007 and $26,139 at December 31, 2006. During 2006, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs by approximately $5,400 ($5,300 in Film Products, including $2,900 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, and $100 in Aluminum Extrusions). During 2005, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs by approximately $2,300 ($2,100 in Film Products and $200 in Aluminum Extrusions).

6	FINANCIAL INSTRUMENTS

                    In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. The futures contracts are designated as and accounted for as cash flow hedges. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The notional amount of aluminum futures contracts that hedged fixed-price forward sales contracts was $36,369 (32,762 pounds of aluminum) at December 31, 2007 and $15,865 (13,016 pounds of aluminum) at December 31, 2006. Unrealized losses in excess of gains on aluminum futures contracts that hedge fixed-price forward sales contracts of $1,815 ($1,204 after taxes) at December 31, 2007, and unrealized gains in excess of losses on aluminum futures contracts that hedge fixed-price forward sales contracts of $1,184 ($728 after taxes) at December 31, 2006, are included as a separate component of shareholders’ equity for the respective periods. The portion of aluminum futures contracts that was ineffective in hedging fixed-price forward sales contracts was immaterial in 2007, 2006 and 2005.

                    In the past we have used interest rate swaps with large major financial institutions to manage interest rate exposure, but there have been no interest rate swaps outstanding since 2003.

                    In 2007, we used zero cost collar currency options to hedge a portion of our exposure to changes in exchange rates. Results for continuing operations include realized losses of $239,000 on currency hedges of royalties relating to our operations in Europe and results from discontinued operations include realized gains of $1,311 on currency hedges of our exposure to the Canadian Dollar (see Note 17 for more information). There were no derivatives outstanding at December 31, 2007 relating to currency hedges.

                    After-tax gains of $731 in 2007, $1,104 in 2006 and $939 in 2005 were reclassified from other comprehensive income to earnings and were offset by losses, respectively, from transactions relating to the underlying hedged item. As of December 31, 2007, we expect $1,204 of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. We also expect that these losses will be offset by gains from transactions relating to the underlying hedged item.

7	ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31	2007	2006

Payrolls, related taxes and medical and other benefits	$7,921	$8,209
Workmen’s compensation and disabilities	4,159	4,334
Vacation	3,636	3,592
Plant shutdowns and divestitures	6,201	5,058
Incentive compensation	1,880	4,075
Other	9,879	13,522

Total	$33,676	$38,790

                    A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for each of the three years in the period ended December 31, 2007 is as follows:

	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2004	$2,457	$—	$—	$3,394	$5,851
2005:
Charges	3,470	8,433	353	5,442	17,698
Cash spent	(3,887)	—	—	(3,179)	(7,066)
Charged against assets	—	(8,433)	(353)	—	(8,786)
Foreign currency translation	(8)	—	—	—	(8)
Reversed to income	(562)	—	—	(170)	(732)

Balance at December 31, 2005	1,470	—	—	5,487	6,957
2006:
Charges	1,371	1,150	—	1,607	4,128
Cash spent	(2,405)	—	—	(2,472)	(4,877)
Charged against assets	—	(1,150)	—	—	(1,150)
Foreign currency translation	—	—	—	—	—
Reversed to income	—	—	—	—	—

Balance at December 31, 2006	436	—	—	4,622	5,058
2007:
Charges	592	594	—	2,841	4,027
Cash spent	(665)	—	—	(1,625)	(2,290)
Charged against assets	—	(594)	—	—	(594)
Foreign currency translation	—	—	—	—	—
Reversed to income	—	—	—	—	—

Balance at December 31, 2007	$363	$—	$—	$5,838	$6,201

(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton New, Jersey.

                    See Note 15 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

8	DEBT AND CREDIT AGREEMENTS

                    On December 15, 2005, we refinanced our debt with a new $300,000, five-year unsecured revolving credit agreement (the “Credit Agreement”). At December 31, 2007, available credit under the Credit Agreement was approximately $219,000. Total debt due and outstanding at December 31, 2007 is summarized below:

Debt Due and Outstanding at December 31, 2007

Year Due	Credit Agreement	Other	Total Debt Due

2008	$—	$540	$540
2009	—	552	552
2010	80,000	463	80,463
2011	—	247	247
2012	—	126	126
Remainder	—	128	128

Total	$80,000	$2,056	$82,056

                    The credit spread over LIBOR and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

	Credit Spread Over LIBOR

Indebtedness-to- Adjusted EBITDA Ratio	($80 Million Outstanding at 12/31/07)	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <= 1.75x	87.5	17.5
<= 1x	75	15

                    At December 31, 2007, the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

                    The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000 plus, beginning October 1, 2005, 50% of net income ($127,170 as of December 31, 2007);

•	Minimum shareholders’ equity ($388,276 as of December 31, 2007);

•	Maximum indebtedness-to-adjusted EBITDA through December 31, 2008 of 3x and 2.75x thereafter (2.5x on a pro forma basis for acquisitions); and

•	Minimum adjusted EBIT-to-interest expense of 2.5x.

                    We believe we were in compliance with all of our debt covenants as of December 31, 2007. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

                    In the past we have used interest rate swaps with large major financial institutions to manage interest rate exposure, but there have been no interest rate swaps outstanding since 2003.

9	SHAREHOLDER RIGHTS AGREEMENT

                  Pursuant to a Rights Agreement dated as of June 30, 1999 (as amended), between Tredegar and National City Bank as Rights Agent, one right is attendant to each share of our common stock (“Right”). Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the “Preferred Stock”), at an exercise price of $150 (the “Purchase Price”). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock or announces a tender offer which would result in ownership by a person or group of 10% or more of our common stock. Any action by a person or group whose beneficial ownership was reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on March 20, 1997, cannot cause the Rights to become exercisable.

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

                  A summary of our stock options outstanding at December 31, 2007, 2006 and 2005, and changes during those years, is presented below:

		Option Exercise Price/Share

	Number of Options		Range		Wgted. Ave.

Outstanding at 12/31/04	2,661,990	$4.17	to	$46.63	$22.01
Granted	—	n/a	to	n/a	n/a
Forfeited and Expired	(274,575)	13.95	to	46.63	21.90
Exercised	(137,075)	4.17	to	16.55	7.51

Outstanding at 12/31/05	2,250,340	7.38	to	46.63	22.90
Granted	449,800	15.11	to	19.52	15.30
Forfeited and Expired	(874,525)	7.38	to	46.63	29.73
Exercised	(578,442)	7.38	to	19.75	16.47

Outstanding at 12/31/06	1,247,173	13.95	to	29.94	18.16
Granted	4,000	14.40	to	14.40	14.40
Forfeited and Expired	(184,065)	13.95	to	29.94	20.68
Exercised	(364,125)	13.95	to	22.72	18.58

Outstanding at 12/31/07	702,983	$13.95	to	$29.94	$17.25

                    The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at December 31, 2007:

			Options Outstanding at December 31, 2007				Options Exercisable at December 31, 2007

				Weighted Average

Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)

$ 13.95	to	$17.88	420,943	4.8	$14.95	$781	86,643	$13.95	$247
17.89	to	19.75	235,750	1.2	18.91	—	224,250	18.88	—
19.76	and over		46,290.5		29.78	—	46,290	29.78	—

Total			702,983	3.3	$17.25	$781	357,183	$19.09	$247

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satis- faction of Certain Performance Criteria

	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)

Outstanding at 12/30/04	120,000	$13.95	$1,674	—	$—	$—
Granted	7,000	12.92	90	—	—	—
Vested	(8,000)	13.95	(111)	—	—	—
Forfeited	(10,000)	13.95	(140)	—	—	—

Outstanding at 12/30/05	109,000	13.88	1,513	—	—	—
Granted	2,000	16.31	33	—	—	—
Vested	(17,333)	13.95	(242)	—	—	—
Forfeited	(24,167)	13.80	(333)	—	—	—

Outstanding at 12/31/06	69,500	13.97	971	—	—	—
Granted	—	—	—	233,375	20.80	4,854
Vested	(6,000)	13.95	(84)	—	—	—
Forfeited	(4,000)	13.95	(56)	(56,500)	23.00	(1,300)

Outstanding at 12/31/07	59,500	$13.97	$831	176,875	$20.09	$3,554

                    The total intrinsic value of stock options exercised was $1,455 in 2007 and $2,174 in 2006. The grant-date fair value of stock option-based awards vested was $1,323 in 2006 (none in 2007). As of December 31, 2007, there was $260 and approximately $1,700 of unrecognized compensation cost related to stock option-based awards and non-vested restricted stock and other stock-based awards, respectively. This cost is expected to be recognized over the remaining weighted average period of .26 years for stock option-based awards and 1.4 years for non-vested restricted stock and other stock-based awards. Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.

                    Stock options exercisable totaled 851,873 shares at December 31, 2006 and 1,983,440 shares at December 31, 2005. Stock options available for grant totaled 1,412,232 shares at December 31, 2007, 1,601,700 shares at December 31, 2006 and 1,998,300 shares at December 31, 2005.

11	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

                    We have noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount.

                    On October 26, 2006, we announced changes to our U.S. defined benefit (pension) and savings plans covering salaried and certain other employees. The changes had no impact on our net income or earnings per share in 2006. The changes relating to the pension plan reduced our projected benefit obligation by approximately $10,000 as of

December 31, 2006. In 2007, the changes to the pension plan reduced our service cost, interest cost and amortization of prior service cost components of pension expense by approximately $600, $600 and $1,500, respectively, and the savings plan changes (see Note 12) increased charges for company matching contributions by approximately $700.

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

                    Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits

	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.25%	5.75%	5.75%	6.25%	5.75%	5.75%
Rate of compensation increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	5.75%	6.00%	5.75%	5.75%	6.00%
Rate of compensation increases	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets, during the year	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of increase in per-capita cost of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit income (cost):
Service cost	$(4,232)	$(4,933)	$(5,334)	$(106)	$(70)	$(90)
Interest cost	(11,447)	(12,079)	(11,377)	(503)	(513)	(556)
Expected return on plan assets	20,372	19,820	20,564	—	—	—
Amortization of prior service costs and gains or losses	(1,819)	(4,476)	(655)	—	14	(7)

Net periodic benefit income (cost)	$2,874	$(1,668)	$3,198	$(609)	$(569)	$(653)

                    The following tables reconcile the changes in benefit obligations and plan assets in 2007 and 2006, and reconcile the funded status to prepaid or accrued cost at December 31, 2007 and 2006:

	Pension Benefits		Other Post- Retirement Benefits

	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$205,588	$211,701	$9,366	$9,623
Service cost	4,232	4,933	106	70
Interest cost	11,447	12,079	503	513
Plan amendments	23	(10,039)	—	—
Effect of discount rate change	(12,318)	—	(467)	—
Other	775	(3,426)	(377)	80
Benefits paid	(9,618)	(9,660)	(441)	(920)

Benefit obligation, end of year	$200,129	$205,588	$8,690	$9,366

Change in plan assets:
Plan assets at fair value,
beginning of year	$256,669	$232,624	$—	$—
Actual return on plan assets	36,883	33,538	—	—
Employer contributions	167	167	441	920
Benefits paid	(9,619)	(9,660)	(441)	(920)

Plan assets at fair value, end of year	$284,100	$256,669	$—	$—

Funded status of the plans	$83,971	$51,081	$(8,690)	$(9,366)

Amounts recognized in the consolidated
balance sheets:
Prepaid benefit cost	$86,295	$53,619	$—	$—
Accrued benefit liability	(2,324)	(2,538)	(8,690)	(9,366)

Net amount recognized	$83,971	$51,081	$(8,690)	$(9,366)

                    Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Prepaid pension costs for continuing operations of $86,295 and $53,619 are included in “Other assets and deferred charges” in the consolidated balance sheets at December 31, 2007 and 2006, respectively. Pension and postretirement liabilities for continuing operations of $11,014 and $11,904 are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2007 and 2006, respectively. The amount of our accumulated benefit obligation is the same as our projected benefit obligation.

                    At December 31, 2007, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

                    Expected benefit payments for continuing operations over the next five years and in the aggregate for 2013-2017 are as follows:

Years	Pension Benefits	Other Post- Retirement Benefits

2008	$10,621	$492
2009	11,104	537
2010	11,564	579
2011	12,074	609
2012	12,766	641
2013 - 2017	72,202	3,556

                    The incremental impact for continuing and discontinued operations of adopting SFAS No. 158 as of December 31, 2006 (see the pension costs and postretirement benefit costs other than pensions section of Note 1 for further information on this new standard) and recognizing an additional minimum liability (the “AML”) is shown in the table below:

As of December 31, 2006	Prior to AML & SFAS No. 158 Adjustments	AML Adjustment	SFAS No. 158 Adjustment	Post AML & SFAS No. 158 Adjustments

Prepaid pension costs	$80,442	$1,243	$(27,651)	$54,034
Pension liabilities	—	—	3,619	3,619
Postretirement liabilities	9,740	—	(318)	9,422
Decrease (increase) in deferred income tax liabilities relating to accumulated other comprehensive loss	1,252	(422)	11,354	12,184
Accumulated other comprehensive loss	2,434	(821)	19,598	21,211

                    Amounts recognized in 2007 and 2006 before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension		Other Post - Retirement

	2007	2006	2007	2006

Continuing operations:
Prior service cost (benefit)	$(6,140)	$(7,200)	$—	$—
Net actuarial (gain) loss	5,194	36,103	(682)	161
Discontinued operations:
Prior service cost (benefit)	1,108	1,002	—	—
Net actuarial (gain) loss	6,008	3,807	(445)	(478)
Total:
Prior service cost (benefit)	(5,032)	(6,198)	—	—
Net actuarial (gain) loss	11,202	39,910	(1,127)	(317)

                    The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2008 are as follows:

	Pension	Other Post Retirement

Continuing operations:
Prior service cost (benefit)	$(1,049)	$—
Net actuarial (gain) loss	344	(1)
Discontinued operations:
Prior service cost (benefit)	83	—
Net actuarial (gain) loss	187	(43)
Total:
Prior service cost (benefit)	(966)	—
Net actuarial (gain) loss	531	(44)

                    The percentage composition of assets held by pension plans for continuing operations at December 31, 2007, 2006 and 2005, and the current expected long-term return on assets are as follows:

	% Composition			Expected Long-term
	of Plan Assets

December 31	2007	2006	2005	Return %

Pension plans related to continuing operations:
Low-risk fixed income securities	8.5%	11.4%	15.6%	4.3%

Large capitalization equity securities	20.7	22.4	21.1	8.1
Mid-capitalization equity securities	7.4	8.8	8.0	9.1
Small-capitalization equity securities	4.7	5.1	4.7	9.5
International equity securities	22.6	27.4	24.8	10.4

Total equity securities	55.4	63.7	58.6	9.4

Hedge and private equity funds	33.9	22.5	23.3	8.8
Other assets	2.2	2.4	2.5	3.6

Total for continuing operations	100.0%	100.0%	100.0%	8.5%

                    Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2007. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds have a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 12 years. We expect our required contributions to approximate $167 in 2008.

                    The estimate of the fair value of assets held by our pension plans is provided by third parties not affiliated with Tredegar. The fair value of low-risk fixed income securities and equity securities are typically based on Level 1 inputs. The fair value of the ownership interests held by our pension plans in hedge and private equity funds is reported by the funds. While the fair value of the underlying assets in these funds may be substantially based on Level 1 and Level 2 inputs, we believe that the ownership interests held by our pension plans in these funds are based on Level 3 inputs since there is no secondary market for the ownership interests and there are restrictions on withdrawals. Other assets are primarily comprised of cash and insurance contracts.

                    We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,324 at December 31, 2007 and $2,537 at December 31, 2006. Pension expense recognized was $161 in 2007, $355 in 2006 and $256 in 2005. This information has been included in the preceding pension benefit tables.

                  Approximately 135 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $868 in 2007, $807 in 2006 and $364 in 2005. This information has been excluded from the preceding pension benefit tables.

12	SAVINGS PLAN

                  We have a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation up to Internal Revenue Service (“IRS”) limitations. Under the provisions of the plan on or before December 31, 2006, we matched a portion (generally 50 cents for every $1 of employee contribution, up to a maximum of 10% of base pay) of the employee’s contribution to the plan with shares of our common stock. Effective January 1, 2007, and in conjunction with certain pension plan changes (see Note 11), the following changes were made to the savings plan for salaried and certain hourly employees:

•

The company makes matching contributions to the savings plan of $1 for every $1 of employee contribution. The maximum matching contribution is 6% of base pay for 2007-2009 and 5% of base pay thereafter.

•

The savings plan includes immediate vesting for active employees of past matching contributions as well as future matching contributions when made (compared with the previous 5-year graded vesting) and automatic enrollment at 3% of base pay unless the employee opts out or elects a different percentage.

                  We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2,828 in 2007, $2,770 in 2006 and $1,889 in 2005. The savings plan changes effective January 1, 2007 increased charges for company matching contributions by approximately $700. Our liability under the restoration plan was $1,027 at December 31, 2007 (consisting of 63,852 phantom shares of common stock) and $1,332 at December 31, 2006 (consisting of 58,931 phantom shares of common stock) valued at the closing market price on those dates.

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

                  Rental expense for continuing operations was $3,873 in 2007, $3,859 in 2006 and $3,811 in 2005. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2007, are as follows:

Year	Amount

2008	$2,461
2009	2,929
2010	2,959
2011	1,757
2012	1,322
Remainder	595

Total	$12,023

                  AFBS, Inc. (formerly known as Therics, Inc. - see Note 15 for additional information regarding its restructuring in 2005), a wholly-owned subsidiary of Tredegar, has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling approximately $5,200. These future rental commitments are included in the above table. Sublease rental commitments relating to excess space at AFBS total $632 (excluded from the above table).

                  Contractual obligations for plant construction and purchases of real property and equipment amounted to $2,965 at December 31, 2007 and $5,992 at December 31, 2006.

14	INCOME TAXES

                  Income from continuing operations before income taxes and income taxes are as follows:

	2007	2006	2005

Income from continuing operations
before income taxes:
Domestic	$50,942	$48,850	$16,031
Foreign	8,354	6,258	6,838

Total	$59,296	$55,108	$22,869

Current income taxes:
Federal	$24,698	$5,165	$1,592
State	856	840	811
Foreign	4,351	4,223	(422)

Total	29,905	10,228	1,981

Deferred income taxes:
Federal	(4,009)	9,030	6,928
State	316	687	600
Foreign	(1,846)	(154)	(12)

Total	(5,539)	9,563	7,516

Total income taxes	$24,366	$19,791	$9,497

                  The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations

	2007	2006	2005

Income tax expense at federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	1.3	1.8	4.0
Unremitted earnings from foreign operations	2.2	1.2	2.7
Valuation allowance for capital loss carry-forwards	1.8	(1.1)	2.5
Valuation allowance for foreign operating loss carry-forwards	1.4	1.9	1.8
Non-deductible expenses	.2	.3	.6
Research and development tax credit	(.1)	(.9)	(1.8)
Extraterritorial Income Exclusion and Domestic Production Activities Deduction	(.5)	(1.8)	(2.8)
Foreign rate differences	(1.1)	(.3)	(.9)
Other	.9	(.2)	.4

Effective income tax rate	41.1	35.9	41.5

                    Deferred tax liabilities and deferred tax assets at December 31, 2007 and 2006, are as follows:

December 31	2007	2006

Deferred tax liabilities:
Depreciation	$29,105	$30,077
Pensions	31,693	19,584
Amortization of goodwill	18,059	15,318
Foreign currency translation gain adjustment	13,497	7,402
Derivative financial instruments	—	480
Other	1,152	1,490

Total deferred tax liabilities	93,506	74,351

Deferred tax assets:
Excess of tax basis over financial reporting basis for the aluminum extrusions business in Canada	11,428	—
Employee benefits	6,543	5,945
Tax in excess of book basis for venture capital and other investments (net of valuation allowance of $1,066 in 2007)	5,805	2,547
Asset write-offs, divestitures and environmental accruals	3,274	2,851
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	2,761	—
Allowance for doubtful accounts and sales returns	1,237	1,209
Tax benefit on state credits and foreign NOL carryforwards	954	731
Derivative financial instruments	464	—
Inventory	70	640
Other (net of valuation allowance of $2,947 in 2007and $2,120 in 2006)	1,517	750

Total deferred tax assets	34,053	14,673

Net deferred tax liability	$59,453	$59,678

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$68,625	$65,732
Current deferred tax assets in excess of liabilities	9,172	6,055

Net deferred tax liability	$59,453	$59,677

                    Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. A valuation allowance of $2,947 at December 31, 2007 is included in other deferred tax assets that offsets an amount included in that line item relating to possible future tax benefits on operating losses generated by certain foreign subsidiaries that may not be recoverable in the carry-forward period. In addition, a valuation allowance of $1,066 at December 31, 2007 was established in the third quarter of 2007 due to expected limitations on the utilization of assumed capital losses.

                    A reconciliation of our unrecognized uncertain tax positions since January 1, 2007, is shown below:

				Increase (Decrease) Due to Settlements with Taxing Authorities
		Increase (Decrease) Due to Tax Positions Taken in
					Reductions Due to Lapse of Statute of Limitations

	Balance at Jan. 1, 2007					Balance at Dec. 31, 2007
		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,393	$566	$(506)	$—	$(185)	$3,268
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,733)					(2,325)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	660					943

Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $300, $300 and $100 reflected in income tax expense in the income statement in 2007, 2006 and 2005, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	891					1,195
Related deferred income tax assets recognized on interest and penalties	(327)					(436)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	564					759

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,224					$1,702

                    We anticipate that by December 31, 2008, we will settle several disputed issues raised by the IRS during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1,400, which would be applied against the balance of unrecognized tax benefits and accrued interest and penalties.

                    Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2004.

15	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

                    Losses associated with plant shutdowns, asset impairments and restructurings for continuing operations in 2007 totaled $4,069 ($2,781 after taxes) and included:

•

A fourth quarter charge of $1,200 ($780 after taxes), a third quarter charge of $1,220 ($793 after taxes) and a first quarter charge of $366 ($238 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey;

•	A fourth quarter charge of $256 ($256 after taxes) and a first quarter charge of $338 ($284 after taxes) for asset impairments in Film Products;

•	A third quarter charge of $493 ($309 after taxes) and a second quarter charge of $99 ($62 after taxes) for severance and other employee-related costs in Aluminum Extrusions;

•	A second quarter charge of $26 ($16 after taxes) and a first quarter charge of $29 ($17 after taxes) for costs related to the shutdown of the films manufacturing facility in LaGrange, Georgia; and

•

A third quarter charge of $42 ($26 after taxes) related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

                    Results in 2007 also include a fourth-quarter gain of $2,699 ($1,737 after taxes) on the sale of corporate real estate (proceeds of approximately $3,800) and a third-quarter loss from the write-down of Novalux of $2,095 ($1,341 after taxes). See Note 2 for more information on Novalux. The pretax amounts for both of these items are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table in Note 3. Income taxes in 2007 include the recognition of a valuation allowance against deferred tax assets of $1,066 in the third quarter for expected limitations on the utilization of assumed capital losses (see Note 14).

Losses associated with plant shutdowns, asset impairments and restructurings for continuing operations, net of gains on sale of related assets, in 2006 totaled $1,850 ($1,441 after taxes) and include:

•

A fourth quarter net gain of $14 ($8 after taxes), a third-quarter net gain of $1,022 ($615 after taxes), a second-quarter net gain of $822 ($494 after taxes) and a first-quarter pretax charge of $404 ($243 after taxes) associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a pretax gain of $2,889 for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income), severance and other costs of $1,566, asset impairment charges of $130 and a gain on the disposal of equipment of $261 (included in “Other income (expense), net” in the consolidated statements of income);

•

A third-quarter charge of $920 ($566 after taxes) related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•

A fourth quarter charge of $143 ($93 after taxes) and a third quarter charge of $494 ($321 after taxes) related to the estimated loss on the sublease of a portion of the AFBS facility in Princeton, New Jersey;

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

                    Losses associated with plant shutdowns, asset impairments and restructurings for continuing operations, net of gains on sale of related assets, in 2005 totaled $15,721 ($10,087 after taxes) and include:

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

•

Fourth-quarter charges of $397 ($256 after taxes), third-quarter charges of $756 ($474 after taxes), second-quarter charges of $500 ($317 after taxes) and first-quarter charges of $418 ($266 after taxes) related to severance and other employee-related costs associated with restructurings in Film Products ($1,118 before taxes) and Aluminum Extrusions ($498 before taxes) and at corporate headquarters ($455 before taxes; included in “Corporate expenses, net” in the segment operating profit table in Note 3) (an aggregate of 19 people were affected by these restructurings);

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

•

A first-quarter charge of $1,019 ($653 after taxes) for process reengineering costs associated with the implementation of an information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income);

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

•

A second-quarter gain of $653 ($392 after taxes) related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a $630 gain on the sale of the facility (included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals of $23;

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

                    On June 30, 2005, substantially all of the assets of AFBS, Inc. (formerly known as Therics, Inc.), a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, which is controlled and managed by an individual not affiliated with Tredegar. AFBS received a 17.5% equity interest in Therics, LLC, then valued at $170 and a 3.5% interest in Theken Spine, LLC, then valued at $800, along with potential future payments based on the sale of certain products by Therics, LLC. AFBS retained substantially all of its liabilities in the transaction, which included customary indemnification provisions for pre-transaction liabilities. Tredegar has no obligation or intent to fund any future losses that may occur at Therics, LLC or Theken Spine, LLC. The ownership interest in Therics, LLC is accounted for under the equity method of accounting with losses limited to its initial carrying value of $170. The ownership interest in Theken Spine, LLC is accounted for under the cost method, with an impairment loss recognized and a new cost basis established for any write-down to estimated fair value, if necessary. The payments due from Therics, LLC that are based on the sale of certain products are recognized as income when earned. AFBS had operating losses of $3,467 during the first six months of 2005 and $9,763 in 2004. Results of operations for AFBS since June 30, 2005 are immaterial.

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

                    During the first quarter of 2005, we recognized a pretax gain for interest receivable on tax refund claims of $508 ($327 after taxes) (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the segment operating profit table in Note 3).

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

                    We are involved in various other legal actions arising in the normal course of business. After taking into consideration information we deemed relevant, we believe that we have sufficiently accrued for probable losses and that the actions will not have a material adverse effect on our financial position. However, the resolution of the actions in a future period could have a material adverse effect on quarterly or annual operating results at that time.

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

                    On February 12, 2008, and pursuant to the terms and conditions of a purchase agreement dated January 6, 2008, we sold our aluminum extrusions business in Canada for an estimated purchase price of approximately $25,500 to an affiliate of H.I.G. Capital. The final purchase price is subject to increase or decrease to the extent that actual working capital, cash and indebtedness (as defined) as of February 12, 2008 are above or below the estimated amounts used to determine the estimated purchase price.

                    The sale of our aluminum extrusions business in Canada, which was suffering from operating losses driven by lower volume and higher conversion costs from appreciation of the Canadian dollar, allows us to focus on our U.S. aluminum extrusions operations where we have more control over costs and profitability. The business was classified as held for sale at the end of December 2007 when it became probable that the business would be sold. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

                    During September 2007, we recognized a charge of $27,550 ($22,744 after taxes) for impairment of property, plant and equipment (“PP&E”) related to the aluminum extrusions operations in Canada. The impairment of PP&E was due to deteriorating business conditions and financial results. The combination of lower volume and appreciation of the Canadian dollar, which impacted our costs, caused a shift from overall profitability in 2006 to losses in 2007. In addition, our projections of the future unlevered pretax cash flows for this business indicated that the carrying value of its net assets at September 30, 2007 of approximately $71,700 (tangible assets in excess of liabilities excluding deferred income taxes) before the impairment would not be recovered. As a result, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we recognized the impairment charge to write down the individual components of long-lived assets (PP&E) to the lower of their carrying value or estimated fair value. Our estimates of real property values were based on a commonly used valuation methodology in real estate whereby projected net operating income for the property (projected earnings before interest, taxes, depreciation and amortization that could be earned from rent) is divided by a related risk-adjusted expected rate of return (referred to as the capitalization rate). The estimated fair value of machinery and equipment was based on our estimates of the proceeds that we would receive if they were sold. Our estimates of the value of real estate and machinery and equipment were based on Level 2 inputs as defined by SFAS No. 157, Fair Value Measurements.

          During December 2007, we recognized an additional impairment charge of $4,143 ($4,143 after taxes) to write down the remaining carrying value of the aluminum extrusions operations in Canada to estimated fair value less cost to sell in accordance with SFAS No. 144. In addition, in December 2007 we recognized income tax benefits of $11,428 relating to a worthless stock deduction for the business that will be recognized in Tredegar’s 2008 consolidated income tax return (included in discontinued operations in the consolidated statement of income in 2007 but reflected as a deferred income tax asset for continuing operations in our consolidated balance sheet at December 31, 2007). This tax benefit is expected to be realized by a reduction of Tredegar’s quarterly estimated income tax payments by the end of the third quarter of 2008.

          Goodwill for the Aluminum Extrusions reporting unit of $6,459 has been allocated to the discontinued aluminum extrusions operations in Canada using the estimated fair value of the business sold (the after-tax cash flow expected from disposal of approximately $30,000 when it was classified as held for sale at the end of December 2007), and the estimated fair value of the aluminum extrusions business in the U.S. retained. The fair value of the aluminum extrusions business in the U.S. was estimated at approximately $145,000 using comparable enterprise value-to-EBITDA multiples as of December 31, 2007.

          The statements of income for 2007, 2006 and 2005 and balance sheets as of December 31, 2007 and 2006 for the aluminum extrusions business in Canada are shown below:

Aluminum Extrusions Business in Canada
Statements of Income

	2007	2006	2005

Revenues and other items:
Sales	$157,691	$178,965	$148,505
Other income (expense), net	—	—	1,667

	157,691	178,965	150,172

Costs and expenses:
Cost of goods sold	156,700	165,465	138,156
Freight	4,969	5,494	4,415
Selling, general and administrative	2,389	4,277	3,716
Asset impairments and costs associated with exit and disposal activities	31,754	—	552

Total	195,812	175,236	146,839

Income (loss) before income taxes	(38,121)	3,729	3,333
Income taxes	(18,440)	845	476

Net income (loss)	$(19,681)	$2,884	$2,857

Aluminum Extrusions Business in Canada
Balance Sheets

December 31	2007	2006

Assets
Current assets:
Accounts and notes receivable, net	$15,470	$14,879
Inventories	22,089	20,266
Prepaid expenses and other	191	130

Total current assets	37,750	35,275

Noncurrent assets:
Net property, plant and equipment	11,001	38,328
Other assets and deferred charges	—	366
Goodwill and other intangibles	6,459	6,459

Total noncurrent assets	17,460	45,153

Total assets	$55,210	$80,428

December 31	2007	2006

Liabilities and Carrying Value of
Tredegar’s Net Advances & Investment
Current liabilities:
Accounts payable	$13,528	$15,406
Accrued expenses	3,624	3,116

Total current liabilities	17,152	18,522

Noncurrent liabilities:
Deferred income taxes	6,048	10,040
Other noncurrent liabilities	2,770	1,269

Total noncurrent liabilities	8,818	11,309

Accumul. other comprehensive income (loss):
Foreign currency translation adjust.	15,700	7,821
Gain (loss) on derivatives	(465)	47
Pension and other postret. benefit adjust.	(4,871)	(2,877)
Carrying value of Tredegar’s net advances & investment	18,876	45,606

Liabilities and carrying value of Tredegar’s net advances & investment	$55,210	$80,428

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2007

Sales	$244,887	$234,882	$234,352	$208,462	$922,583
Gross profit	37,180	35,075	36,297	32,714	141,266
Income from continuing operations	11,135	10,564	6,195	7,036	34,930
Income (loss) from discontinued operations	(802)	(629)	(24,571)	6,321	(19,681)

Net income (loss)	10,333	9,935	(18,376)	13,357	15,249
Earnings (loss) per share:
Basic
Continuing operations	.28	.27	.16	.19	.91
Discontinued operations	(.02)	(.02)	(.63)	.17	(.51)

Net income (loss)	.26	.25	(.47)	.36	.40
Diluted
Continuing operations	.28	.27	.16	.19	.90
Discontinued operations	(.02)	(.02)	(.63)	.17	(.51)

Net income (loss)	.26	.25	(.47)	.36	.39
Shares used to compute earnings per share:
Basic	39,272	39,402	38,985	36,494	38,532
Diluted	39,487	39,584	39,119	36,587	38,688

2006

Sales	$228,518	$234,491	$247,557	$226,995	$937,561
Gross profit	32,404	33,303	35,800	34,076	135,583
Income from continuing operations	7,104	8,494	9,883	9,836	35,317
Income (loss) from discontinued operations	1,111	756	(193)	1,210	2,884

Net income (loss)	8,215	9,250	9,690	11,046	38,201
Earnings (loss) per share:
Basic
Continuing operations	.18	.22	.25	.25	.92
Discontinued operations	.03	.02	—	.03	.07

Net income (loss)	.21	.24	.25	.28	.99
Diluted
Continuing operations	.18	.22	.25	.25	.91
Discontinued operations	.03	.02	—	.03	.07

Net income (loss)	.21	.24	.25	.28	.98
Shares used to compute earnings per share:
Basic	38,602	38,632	38,654	38,793	38,671
Diluted	38,664	38,837	39,123	39,092	38,931

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 4, 2008	By	/s/ John D. Gottwald

John D. Gottwald
President and Chief Executive
Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2008.

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

(R. Gregory Williams)

EXHIBIT INDEX

3.1

Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended and Restated By-laws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed November 6, 2007, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2

Rights Agreement, dated as of June 30, 1999, by and between Tredegar and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2.1

Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank (filed as Exhibit 4.2.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2002, and incorporated herein by reference)

4.3

Credit Agreement among Tredegar Corporation, as borrower, the domestic subsidiaries of Tredegar that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., KeyBank National Association, and JPMorgan Chase Bank, N.A., as documentation agents, dated as of December 15, 2005 (filed as Exhibit 10.16 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed December 20, 2005, and incorporated herein by reference)

10.1

Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2

Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3

Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4

Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5

Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1

Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6

Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1

Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7

Tredegar Industries, Inc. Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2005, and incorporated herein by reference)

*10.8

Tredegar Industries, Inc. Directors’ Stock Plan (filed as Exhibit 10.11 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.9

Tredegar Corporation’s 2004 Equity Incentive Plan (filed as Exhibit 10.13 to the Form S-8 Registration Statement No. 333-115423, filed on May 12, 2004 (incorporating from the Annex to Tredegar Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2004 (File No. 1-10258) and incorporated herein by reference)

*10.10

Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.11

Intellectual Property Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.12

Unit Purchase Agreement, by and between Old Therics, New Therics and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.13

Payment Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

*10.14

Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 10, 2006, and incorporated herein by reference)

*10.15

Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.21 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2007, and incorporated herein by reference)

*10.16

Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (2007 EPA) (filed as Exhibit 10.22 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 26, 2007, and incorporated herein by reference)

*10.17

Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (2008 EPA) (filed as Exhibit 10.23 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 26, 2007, and incorporated herein by reference)

+*10.18	Summary of Director Compensation for Fiscal 2008

+21	Subsidiaries of Tredegar

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Section 302 Certification of Principal Executive Officer

+31.2	Section 302 Certification of Principal Financial Officer

+32.1	Section 906 Certification of Principal Executive Officer

+32.2	Section 906 Certification of Principal Financial Officer

*     Denotes compensatory plans or arrangements or management contracts.

+     Filed herewith