Form 10-Q
period 2008-03-31
TREDEGAR CORP
filed 2008-05-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

          The number of shares of Common Stock, no par value, outstanding as of April 25, 2008: 34,297,485.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31,	Dec. 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$41,443	$48,217
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,902 in 2008 and $5,198 in 2007	116,185	97,064
Income taxes recoverable	14,298	323
Inventories	41,652	48,666
Deferred income taxes	9,173	9,172
Prepaid expenses and other	8,361	4,077
Current assets of discontinued operation	—	37,750

Total current assets	231,112	245,269

Property, plant and equipment, at cost	653,040	637,688
Less accumulated depreciation	386,054	368,605

Net property, plant and equipment	266,986	269,083

Other assets and deferred charges	117,672	116,759
Goodwill and other intangibles	136,179	135,907
Noncurrent assets of discontinued operation	—	17,460

Total assets	$751,949	$784,478

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74,327	$67,161
Accrued expenses	37,589	33,676
Current portion of long-term debt	583	540
Current liabilities of discontinued operation	—	17,152

Total current liabilities	112,499	118,529

Long-term debt	56,450	81,516
Deferred income taxes	83,022	68,625
Other noncurrent liabilities	15,844	15,662
Noncurrent liabilities of discontinued operation	—	8,818

Total liabilities	267,815	293,150

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	44,573	51,444
Common stock held in trust for savings restoration plan	(1,306)	(1,303)
Foreign currency translation adjustment	30,671	40,610
Gain (loss) on derivative financial instruments	1,973	(1,204)
Pension and other postretirement benefit adjustments	988	(3,767)
Retained earnings	407,235	405,548

Total shareholders’ equity	484,134	491,328

Total liabilities and shareholders’ equity	$751,949	$784,478

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31

	2008	2007

Revenues and other items:
Sales	$228,480	$244,887
Other income (expense), net	557	293

	229,037	245,180

Costs and expenses:
Cost of goods sold	194,239	202,652
Freight	5,101	5,055
Selling, general and administrative	16,486	16,717
Research and development	2,483	1,942
Amortization of intangibles	32	37
Interest expense	881	824
Asset impairments and costs associated with exit and disposal activities	3,940	733

Total	223,162	227,960

Income from continuing operations before income taxes	5,875	17,220
Income taxes	2,090	6,085

Income from continuing operations	3,785	11,135
Income (loss) from discontinued operations	(723)	(802)

Net income	$3,062	$10,333

Earnings (loss) per share:
Basic
Continuing operations	$.11	$.28
Discontinued operations	(.02)	(.02)

Net income	$.09	$.26

Diluted
Continuing operations	$.11	$.28
Discontinued operations	(.02)	(.02)

Net income	$.09	$.26

Shares used to compute earnings (loss) per share:
Basic	34,467	39,272
Diluted	34,682	39,487

Dividends per share	$.04	$.04

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2008	2007

Cash flows from operating activities:
Net income	$3,062	$10,333
Adjustments for noncash items:
Depreciation	11,336	11,259
Amortization of intangibles	32	37
Deferred income taxes	8,289	(1,633)
Accrued pension and postretirement benefits	(1,413)	(439)
Loss on asset impairments and divestitures	2,327	338
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(22,066)	(21,147)
Inventories	10,013	(4,345)
Income taxes recoverable	(13,841)	8,125
Prepaid expenses and other	421	1,039
Accounts payable and accrued expenses	5,357	15,008
Other, net	2,661	1,095

Net cash provided by operating activities	6,178	19,670

Cash flows from investing activities:
Capital expenditures	(4,052)	(7,164)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	23,616	—
Proceeds from the sale of assets and property disposals & reimbursements from customers for purchases of equipment	248	2,762

Net cash provided by (used in) investing activities	19,812	(4,402)

Cash flows from financing activities:
Dividends paid	(1,378)	(1,579)
Debt principal payments	(38,158)	(20,323)
Borrowings	13,000	—
Repurchases of Tredegar common stock	(7,283)	—
Proceeds from exercise of stock options	—	4,089

Net cash used in financing activities	(33,819)	(17,813)

Effect of exchange rate changes on cash	1,055	127

Decrease in cash and cash equivalents	(6,774)	(2,418)
Cash and cash equivalents at beginning of period	48,217	40,898

Cash and cash equivalents at end of period	$41,443	$38,480

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity

Balance December 31, 2007	$51,444	$405,548	$(1,303)	$40,610	$(1,204)	$(3,767)	$491,328

Comprehensive income:
Net income	—	3,062	—	—	—	—	3,062
Other comprehensive income (loss): Foreign currency translation adjustment (net of tax of $2,344)	—	—	—	4,353	—	—	4,353

Reclassification of foreign currency translation gain realized on the sale of the aluminum extrusions business in Canada (net of tax of $7,696)	—	—	—	(14,292)	—	—	(14,292)
Derivative financial instruments adjustment (net of tax of $1,984)	—	—	—	—	3,177	—	3,177
Amortization of prior service costs and net gains or losses (net of tax of $65)	—	—	—	—	—	(116)	(116)
Reclassification of net actuarial losses and prior service costs realized on the sale of the aluminum extrusions business in Canada (net of tax of $1,799)	—	—	—	—	—	4,871	4,871

Comprehensive income							1,055
Cash dividends declared ($.04 per share)	—	(1,378)	—	—	—	—	(1,378)
Stock-based compensation expense & other	412	—	—	—	—	—	412
Repurchases of Tredegar common stock	(7,283)	—	—	—	—	—	(7,283)
Tredegar common stock purchased by trust for savings restoration plan	—	3	(3)	—	—	—	—

Balance March 31, 2008	$44,573	$407,235	$(1,306)	$30,671	$1,973	$988	$484,134

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2008, the consolidated results of operations for the three months ended March 31, 2008 and 2007, the consolidated cash flows for the three months ended March 31, 2008 and 2007, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2008. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the first quarter of 2008 shown in the segment operating profit table in Note 8 include:

•

A pretax charge of $3.7 million in Film Products relating to restructuring in light of competitive pressures and resulting lower sales volume, including asset impairment charges of $1.6 million and severance (approximately 90 people) and other employee-related costs of $2.1 million; and

•	A pretax charge of $235,000 for severance and other employee-related costs in connection with a restructuring in Aluminum Extrusions.

The reduction in workforce in Film Products (approximately 6% of Film Products’ total employees) is expected to save $2.6 million in the remainder of 2008 and $4.2 million on an annualized basis.

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

         On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for a purchase price of $25.5 million to an affiliate of H.I.G. Capital. The purchase price is subject to adjustment based upon the actual working capital of the business at the time of sale. The final purchase price is estimated at $24.7 million, with the decline from the amount estimated at February 12, 2008 due to the excess of estimated working capital over actual working capital. During the first quarter of 2008, we recognized a charge of $1.1 million ($430,000 after taxes), which was in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007. The remaining after-tax loss for discontinued operations in the first quarter of 2008 of $293,000 relates to the loss from operations up through the date of sale. Tredegar expects to realize cash income tax benefits in 2008 from the sale of approximately $12 million. All historical results for this business have been reflected as discontinued operations in the accompanying financial statements and tables, except cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the three months ended March 31, 2008 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2007	$363	$—	$—	$5,838	$6,201
Changes in 2008:
Charges	2,290	855	795	—	3,940
Cash spent	(678)	—	—	(302)	(980)
Charged against assets	—	(855)	(795)	—	(1,650)

Balance at March 31, 2008	$1,975	$—	$—	$5,536	$7,511

	(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

	(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended March 31

(In Thousands)	2008	2007

Net income	$3,062	$10,333

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	4,353	2,038
Reclassification adjustment of foreign currency translation gain included in income (related to sale of aluminum extrusions business in Canada - see Note 2)	(14,292)	—

Foreign currency translation adjustment	(9,939)	2,038

Derivative financial instrument adjustment	3,177	233
Pension and other post-retirement benefit adjustment:
Amortization of prior service costs and net gains or losses	(116)	295
Reclassification of net actuarial losses and prior service costs (related to sale of aluminum extrusions business in Canada - see Note 2)	4,871	—

Pension and other post-retirement benefit adjustment	4,755	295

Comprehensive income	$1,055	$12,899

4.	The components of inventories are as follows:

(In Thousands)	March 31 2008	Dec. 31 2007

Finished goods	$10,579	$10,004
Work-in-process	1,949	3,624
Raw materials	13,799	19,369
Stores, supplies and other	15,325	15,669

Total	$41,652	$48,666

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31

(In Thousands)	2008	2007

Weighted average shares outstanding used to compute basic earnings (loss) per share	34,467	39,272
Incremental shares attributable to stock options and restricted stock	215	215

Shares used to compute diluted earnings (loss) per share	34,682	39,487

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2008 and 2007, 531,190 and 69,405, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. had a reported capital account value of $24.1 million at March 31, 2008, compared with $23.0 million at December 31, 2007. This investment has a carrying value in Tredegar’s balance sheet of $10 million (included in “Other assets and deferred charges”), which represents the amount invested on April 2, 2007.

          During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At March 31, 2008, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) equaled the amount invested.

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

          Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. We were not allocated any profits or losses for the year ended December 31, 2007 based on the formulas contained in the company’s operating agreement. We estimate that our allocation of losses for the first quarter of 2008 (based on the formulas contained in the company’s operating agreement) was approximately $940,000. The condensed balance sheets for the drug delivery company at March 31, 2008 and December 31, 2007 and related condensed statements of income for the first quarter of 2008 and the year and four months ended December 31, 2007, adjusted on a purchase accounting basis to the valuation implied by the latest round of financing in August-September 2007, are provided below:

(Unaudited)		3/31/08	12/31/07		3/31/08	12/31/07

Assets				Liabilities & Members’ Equity
Cash & cash equivalents		$5,877	$6,781	Liabilities	$1,732	$1,494
Other tangible assets		1,040	1,253	Contributed capital	12,354	12,354
Identifiable intangibles (15 year life)		3,813	3,901	Net equity appreciation implied from
Goodwill		10,194	10,194	purchase accounting adjustments	12,805	12,805
				Accumulated losses	(5,967)	(4,524)

Total assets		$20,924	$22,129	Total liabilities & members’ equity	$20,924	$22,129

	1st Qtr. 2008	2007	Sept.-Dec. ‘07

Revenues & Expenses
Revenues	$—	$—	$—
Costs & expenses	1,443	2,445	800

Net loss	$(1,443)	$(2,445)	$(800)

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results for continuing operations are shown below:

	Pension Benefits for 3 Months Ended March 31		Other Post-Retirement Benefits for 3 Months Ended March 31

(In Thousands)	2008	2007	2008	2007

Service cost	$(1,053)	$(1,066)	$(18)	$(21)
Interest cost	(3,055)	(2,858)	(128)	(151)
Expected return on plan assets	5,486	5,096	—	—
Amortization of prior service costs, gains or losses and net transition asset	181	(439)	—	4

Net periodic benefit income (cost)	$1,559	$733	$(146)	$(168)

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

          We contributed approximately $167,000 to our pension plans for continuing operations in 2007 and expect to contribute a similar amount in 2008. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $441,000 for the year ended December 31, 2007.

8.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment since December 31, 2007, except for working capital fluctuations resulting from changes in business conditions or seasonal factors, changes caused by movement of foreign exchange rates and changes in property, plant and equipment due to capital expenditures, depreciation, asset impairments and other activity, which are described under Item 2 of Part I of this report. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2008	2007

Net Sales
Film Products	$132,314	$136,061
Aluminum Extrusions	91,065	103,771

Total net sales	223,379	239,832
Add back freight	5,101	5,055

Sales as shown in the Consolidated Statements of Income	$228,480	$244,887

Operating Profit
Film Products:
Ongoing operations	$10,786	$16,820
Plant shutdowns, asset impairments and restructurings	(3,705)	(367)

Aluminum Extrusions:
Ongoing operations	1,542	4,649
Plant shutdowns, asset impairments and restructurings	(235)	—

AFBS:
Restructurings	—	(366)

Total	8,388	20,736
Interest income	258	388
Interest expense	881	824
Stock option-based compensation costs	60	269
Corporate expenses, net	1,830	2,811

Income from continuing operations before income taxes	5,875	17,220
Income taxes	2,090	6,085

Income from continuing operations	3,785	11,135
Income (loss) from discontinued operations	(723)	(802)

Net income	$3,062	$10,333

9.

The effective tax rate used to compute income taxes from continuing operations was 35.6% in the first quarter of 2008 compared with 35.3% in the first quarter of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

A reconciliation of our unrecognized uncertain tax positions since December 31, 2007, is shown below:

				Increase (Decrease) Due to Settlements with Taxing Authorities	Reductions Due to Lapse of Statute of Limitations	Balance at March 31, 2008
		Increase (Decrease) Due to Tax Positions Taken in

	Balance at Dec. 31, 2007
		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$ 3,268	$48	$—	$(31)	$—	$ 3,285
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,325)					(2,342)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	943					943

Interest and penalties accrued on deductions taken relating to uncertain tax positions with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet	1,195					1,273
Related deferred income tax assets recognized on interest and penalties	(436)					(465)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	759					808

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$ 1,702					$ 1,751

          We anticipate that by December 31, 2008, we will settle several disputed issues raised by the IRS during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1.4 million, which would be applied against the balance of unrecognized tax benefits.

          Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2004.

10.	The table below summarizes share repurchase activity by month for the first quarter of 2008:

		Average Price Paid Per Share Before Broker Commissions			Maximum Number of Shares at End of Period That May Yet be Purchased Under January 2008 Program

	Total Number of Shares Purchased
			Total Number of Shares Purchased as Part of:

Period			August 2006 Program (a)	January 2008 Program (b)

January 2008	66,500	$15.86	66,500	—	5,000,000
February 2008	16,300	15.38	—	16,300	4,983,700
March 2008	386,500	15.44	—	402,800	4,597,200

(a) On August 8, 2006, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock.

(b) On January 7, 2008, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock. This share repurchase program replaces Tredegar’s previous share repurchase authorization described in (a) above.

11.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 addresses concerns that the disclosures required by SFAS No. 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations and cash flows. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. The new disclosure guidance will apply to all interim and annual reporting periods for which a balance sheet and income statement are presented. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe that the adoption of SFAS 161 will have a material impact on our financial statements and related disclosures.

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

Executive Summary

          First-quarter 2008 income from continuing operations was $3.8 million (11 cents per share) compared with $11.1 million (28 cents per share) in the first quarter of 2007. Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. The following tables present Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2008 and 2007:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2008	2007

Net Sales
Film Products	$132,314	$136,061
Aluminum Extrusions	91,065	103,771

Total net sales	223,379	239,832
Add back freight	5,101	5,055

Sales as shown in the Consolidated Statements of Income	$228,480	$244,887

Operating Profit
Film Products:
Ongoing operations	$10,786	$16,820
Plant shutdowns, asset impairments and restructurings	(3,705)	(367)

Aluminum Extrusions:
Ongoing operations	1,542	4,649
Plant shutdowns, asset impairments and restructurings	(235)	—

AFBS:
Restructurings	—	(366)

Total	8,388	20,736
Interest income	258	388
Interest expense	881	824
Stock option-based compensation costs	60	269
Corporate expenses, net	1,830	2,811

Income from continuing operations before income taxes	5,875	17,220
Income taxes	2,090	6,085

Income from continuing operations	3,785	11,135
Income (loss) from discontinued operations	(723)	(802)

Net income	$3,062	$10,333

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products. First-quarter net sales and operating profit from ongoing operations in Film Products declined 2.8% and 36%, respectively, in the first quarter of 2008 compared with the first quarter of 2007. Volume was 57.9 million pounds in the first quarter of 2008 compared with 65.3 million pounds in the first quarter of 2007.

          Volume was down in the first quarter of 2008 compared with the first quarter of 2007 primarily due to a decrease in sales of lower value surface protection films, personal care materials and packaging materials. Net sales decreased due to the decline in volume, partially offset by appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs.

          Operating profit from ongoing operations decreased in the first quarter of 2008 compared with an exceptionally strong first quarter of 2007 due primarily to competitive pressures, particularly for personal care materials, packaging materials and lower value surface protection films. In addition, operating profit in the first quarter of 2008 benefited from appreciation of the U.S. dollar value of currencies for operations outside of the U.S. (the favorable impact from currency rate changes was approximately $1.2 million) but was offset by the lag in the pass-through of increases in resin costs. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

          Future operating profit levels in Film Products will depend on our ability to deliver product innovations and cost reductions. We believe we have good opportunities for growth, especially in higher value surface protection films and with expected new product introductions for the personal care market. We have already taken significant action on cost reductions. During the first quarter of 2008, we recognized restructuring and asset impairment charges of $3.7 million, including charges relating to a 6% reduction of the Film Products’ workforce that is expected to save $2.6 million in the remainder of 2008 and $4.2 million on an annualized basis.

          Capital expenditures in Film Products were $3.2 million in the first quarter of 2008 compared with $5 million in the first quarter of last year, and are projected to be approximately $33 million in 2008. Depreciation expense was $8.8 million in the first quarter of 2008 compared with $8.2 million in the first quarter of last year, and is projected to be approximately $34 million in 2008.

Aluminum Extrusions. First-quarter net sales and ongoing operating profit from continuing operations in Aluminum Extrusions declined 12.2% and 67%, respectively, in the first quarter of 2008 compared with the first quarter of 2007. Volume from continuing operations decreased to 37.1 million pounds in the first quarter of 2008, down 12.5% from 42.4 million pounds in the first quarter of 2007.

          The decreases in net sales and ongoing operating profit from continuing operations in the first quarter of 2008 compared with the first quarter of last year were mainly due to lower volume. Shipments declined in most markets.

          The aluminum extrusions industry in the U.S. continues to suffer from a cyclical downturn. We are very focused on controlling our variable costs and reducing fixed costs to minimize the adverse impact of the volume drop on profits.

          Capital expenditures for continuing operations in Aluminum Extrusions were $810,000 in the first quarter of 2008 compared with $1.9 million in the first quarter of last year, and are projected to be approximately $18 million in 2008. In January, we announced plans to spend approximately $24 million over the next 18 months to expand the capacity at our plant in Carthage, Tennessee. Approximately 65% of the sales of aluminum extrusions from our continuing operations are related to non-residential construction, and this additional capacity will increase our capabilities in this sector. Depreciation expense was $2.0 million in the first quarter of 2008 compared with $2.1 million in the first quarter of last year, and is projected to be approximately $8.1 million in 2008.

Other Items. Net pension income from continuing operations was $1.6 in the first quarter of 2008, a favorable change of $826,000 (2 cents per share after taxes) from amounts recognized in the first quarter 2007. Most of the favorable changes relate to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table. We contributed approximately $167,000 to our pension plans for continuing operations in 2007 and expect to contribute a similar amount in 2008.

          Interest expense was $881,000 in the first quarter of 2008, a slight increase from $824,000 in the first quarter of last year due to higher average debt levels partially offset lower average interest rates.

          The effective tax rate used to compute income taxes from continuing operations was 35.6% in the first quarter of 2008 compared with 35.3% in the first quarter of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

          Tredegar’s investment in Harbinger Capital Partners Special Situations Fund, L.P. had a reported capital account value of $24.1 million at March 31, 2008, compared with $23.0 million at December 31, 2007. This investment has a carrying value in Tredegar’s balance sheet of $10 million, which represents the amount invested on April 2, 2007.

          Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 18.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2007, there have been no changes in these policies that have had a significant impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments and restructurings occurring during 2008 and the comparable period in 2007.

Recently Issued Accounting Standards

          The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161 addresses concerns that the disclosures required by SFAS No. 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations and cash flows. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. The new disclosure guidance will apply to all interim and annual reporting periods for which a balance sheet and income statement are presented. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe that the adoption of SFAS 161 will have a material impact on our financial statements and related disclosures.

Results of Operations

First Quarter 2008 Compared with First Quarter 2007

          Overall, sales in the first quarter of 2008 decreased by 6.7% compared with 2007. Net sales (sales less freight) decreased 2.8% in Film Products primarily due to a decrease in sales of lower value surface protection films, personal care materials and packaging materials, partially offset by appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs. Net sales decreased 12.2% in Aluminum Extrusions due to lower volume, which decreased 12.5% to 37.1 million pounds in the first quarter of 2008 compared with 42.4 million pounds in the first quarter of 2007. Shipments declined in most markets. For more information on net sales and volume, see the executive summary beginning on page 14.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.7% in the first quarter of 2008 from 15.2% in 2007. The gross profit margin decreased in Film Products and Aluminum Extrusions primarily because of the decline in net sales noted above.

          As a percentage of sales, selling, general and administrative and R&D expenses were 8.3% in the first quarter of 2008, up from 7.6% in the first quarter of last year. The increase is primarily due to the decline in sales noted above.

          Plant shutdowns, asset impairments and restructurings in the first quarter of 2008 shown in the segment operating profit table on page 14 include:

•

A pretax charge of $3.7 million in Film Products relating to restructuring in light of competitive pressures and resulting lower sales volume, including asset impairment charges of $1.6 million and severance (approximately 90 people) and other employee-related costs of $2.1 million; and

•	A pretax charge of $235,000 for severance and other employee-related costs in connection with a restructuring in Aluminum Extrusions.

          See the executive summary beginning on page 14 for information on our cost reduction efforts.

          Plant shutdowns, asset impairments and restructurings in the first quarter of 2007 shown in the segment operating profit table on page 14 include:

•	A pretax charge of $366,000 related to the estimated loss on the sub-lease of a portion of the AFBS, Inc. (formerly know as Therics, Inc.) facility in Princeton, New Jersey;

•	A pretax charge of $338,000 for asset impairments relating to machinery and equipment in Film Products; and

•	A pretax charge of $29,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $258,000 in the first quarter of 2008 and $388,000 in 2007. Interest expense was $881,000 in the first quarter of 2008, a slight increase from $824,000 in the first quarter of last year due to higher average debt levels partially offset by lower average interest rates. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31

(In Millions)	2008	2007

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$69.5	$51.2
Average interest rate	4.6%	6.1%
Fixed-rate and other debt:
Average outstanding debt balance	$2.0	$2.4
Average interest rate	3.5%	4.9%

Total debt:
Average outstanding debt balance	$71.5	$53.6
Average interest rate	4.6%	6.0%

          The effective tax rate used to compute income taxes from continuing operations was 35.6% in the first quarter of 2008 compared with 35.3% in the first quarter of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

Liquidity and Capital Resources

          Changes in operating assets and liabilities from December 31, 2007 to March 31, 2008 are summarized below:

•	Accounts receivable increased $19.1 million (19.7%).

–

Accounts receivable in Film Products increased by $4.5 million. Days sales outstanding (“DSO”) increased to 48 at March 31, 2008 compared with 45 at December 31, 2007, within the range experienced over the last twelve months.

–

Accounts receivable for continuing operations in Aluminum Extrusions increased by $14.6 million. DSO was 41 at March 31, 2008 compared with 40 at December 31, 2007, within the range experienced over the last twelve months.

•	Inventories declined $7 million (14.4%).

–

Inventories in Film Products decreased by approximately $800,000. Inventory days decreased to 41 at March 31, 2008 compared with 43 days at December 31, 2007, within the range experienced over the last twelve months.

–

Inventories for continuing operations of Aluminum Extrusions decreased by approximately $6.1 million. Inventory days decreased to 21 at March 31, 2008 compared with 35 at December 31, 2007, primarily due to cyclical fluctuations.

•

Net property, plant and equipment was down $2.1 million (less than 1%) due primarily to depreciation for continuing operations of $10.8 million compared with capital expenditures of $4.0 million and machinery and equipment asset impairments in Film Products of $1.2 million, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $5.9 million).

•	Accounts payable increased by $7.2 million (10.7%).

	–	Accounts payable in Film Products was flat. Accounts payable days were 29 at March 31, 2008 compared with 30 at December 31, 2007, within the range experienced over the last twelve months.

–

Accounts payable for continuing operations in Aluminum Extrusions increased by $10.8 million. Accounts payable days increased to 40 at March 31, 2008 from 37 at December 31, 2007, primarily due to more favorable trade terms.

–

Accounts payable decreased at corporate by $3.6 million due to $3.4 million payable at December 31, 2007 to a securities broker relating to our repurchase of Tredegar common stock (no balance was outstanding for this item at March 31, 2008).

•	Accrued expenses increased by $3.9 million (11.6%) due primarily to accrued restructuring and divestiture costs.

•

Net deferred income tax liabilities in excess of assets increased by $14.4 million and income taxes recoverable increased by $14.0 million due primarily to the movement between these line items in the balance sheet of tax benefits of approximately $12 million that are expected to be realized in cash in 2008 relating to the sale of the aluminum extrusions business in Canada (see Note 2 on page 6 for more information regarding the sale).

          Cash provided by operating activities was $6.2 million in the first quarter of 2008 compared with $19.7 million in 2007. The change is primarily related to normal volatility of working capital components and lower net income.

          Cash provided by investing activities was $19.8 million in the first quarter of 2008, compared with cash used in investing activities of $4.4 million in the first quarter of 2007. The change between periods is primarily due to proceeds received from the sale of the aluminum extrusions business in Canada of $23.6 million.

          Net cash flow used in financing activities was $33.8 million in the first quarter of 2008 and related to net repayments on our revolving credit facility with excess cash flow of $25 million, the payment of regular quarterly dividends of $1.4 million (4 cents per share) and repurchases of Tredegar common stock ($7.3 million; see more information in Note 10 on page 13).

          Further information on cash flows for the quarters ended March 31, 2008 and 2007 are provided in the consolidated statements of cash flows on page 4.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2008 are as follows:

Net Capitalization and Indebtedness as of March 31, 2008 (In Thousands)

Net capitalization:
Cash and cash equivalents	$41,443
Debt:
$300 million revolving credit agreement maturing December 15, 2010	55,000
Other debt	2,033

Total debt	57,033

Debt net of cash and cash equivalents	15,590
Shareholders’ equity	484,134

Net capitalization	$499,724

Indebtedness as defined in revolving credit agreement:
Total debt	$57,033
Face value of letters of credit	5,957

Indebtedness	$62,990

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $242 million was available to borrow at March 31, 2008. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At March 31, 2008, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended March 31, 2008 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2008:
Net income	$7,978
Plus:
After-tax losses related to discontinued operations	19,602
Total income tax expense for continuing operations	20,371
Interest expense	2,778
Charges related to stock option grants and awards accounted for under the fair value-based method	769
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	43,160
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $5,370)	9,371
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,082)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (all cash-related)	(2,699)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	100,248
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,160)

Adjusted EBIT as defined in revolving credit agreement	$57,088

Shareholders’ equity at March 31, 2008	$484,134
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.63	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	20.55	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$128,701
Minimum adjusted shareholders’ equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$323,210
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 18 regarding credit agreements and interest rate exposures.

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

          See the executive summary beginning on page 14 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $95,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for the first quarters of 2008 and 2007 are as follows:

Percentage of Net Sales from Continuing Manufacturing Operations Related to Foreign Markets*

	Three Months Ended March 31

	2008		2007

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	5%	—%	4%	—%
Europe	1	18	1	15
Latin America	—	3	—	2
Asia	2	7	5	6

Total	8%	28%	10%	23%

* Based on consolidated net sales from continuing manufacturing operations (excludes AFBS).

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

          In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $1.2 million in the first quarter of 2008 compared with the first quarter of 2007.

          Trends for the Euro and Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          See Note 10 on page 13 for the information required by this item.

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

          There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

          There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Tredegar Corporation (Registrant)

Date: May 6, 2008	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)