Form 10-Q
period 2008-06-30
TREDEGAR CORP
filed 2008-08-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

          The number of shares of Common Stock, no par value, outstanding as of July 29, 2008: 33,675,365.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2008	Dec. 31, 2007

Assets
Current assets:
Cash and cash equivalents	$48,509	$48,217
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,993 in 2008 and $5,198 in 2007	120,771	97,064
Income taxes recoverable	10,260	323
Inventories	36,715	48,666
Deferred income taxes	9,492	9,172
Prepaid expenses and other	7,418	4,077
Current assets of discontinued operation	—	37,750

Total current assets	233,165	245,269

Property, plant and equipment, at cost	665,837	637,688
Less accumulated depreciation	402,264	368,605

Net property, plant and equipment	263,573	269,083

Other assets and deferred charges	120,229	116,759
Goodwill and other intangibles	136,164	135,907
Noncurrent assets of discontinued operation	—	17,460

Total assets	$753,131	$784,478

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,602	$67,161
Accrued expenses	37,822	33,676
Current portion of long-term debt	585	540
Current liabilities of discontinued operation	—	17,152

Total current liabilities	110,009	118,529

Long-term debt	56,397	81,516
Deferred income taxes	83,247	68,625
Other noncurrent liabilities	15,910	15,662
Noncurrent liabilities of discontinued operation	—	8,818

Total liabilities	265,563	293,150

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	38,602	51,444
Common stock held in trust for savings restoration plan	(1,308)	(1,303)
Foreign currency translation adjustment	33,482	40,610
Gain (loss) on derivative financial instruments	1,383	(1,204)
Pension and other postretirement benefit adjustments	872	(3,767)
Retained earnings	414,537	405,548

Total shareholders’ equity	487,568	491,328

Total liabilities and shareholders’ equity	$753,131	$784,478

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007

Revenues and other items:
Sales	$234,008	$234,882	$462,488	$479,769
Other income (expense), net	663	160	1,220	453

	234,671	235,042	463,708	480,222

Costs and expenses:
Cost of goods sold	196,249	194,597	390,488	397,249
Freight	5,797	5,210	10,898	10,265
Selling, general and administrative	14,288	16,160	30,774	32,877
Research and development	2,851	2,130	5,334	4,072
Amortization of intangibles	31	38	63	75
Interest expense	557	557	1,438	1,381
Asset impairments and costs associated with exit and disposal activities	1,219	125	5,159	858

Total	220,992	218,817	444,154	446,777

Income from continuing operations before income taxes	13,679	16,225	19,554	33,445
Income taxes	4,814	5,661	6,904	11,746

Income from continuing operations	8,865	10,564	12,650	21,699
Income (loss) from discontinued operations	(207)	(629)	(930)	(1,431)

Net income	$8,658	$9,935	$11,720	$20,268

Earnings (loss) per share:
Basic
Continuing operations	$.26	$.27	$.37	$.55
Discontinued operations	(.01)	(.02)	(.03)	(.04)

Net income	$.25	$.25	$.34	$.51

Diluted
Continuing operations	$.26	$.27	$.37	$.55
Discontinued operations	(.01)	(.02)	(.03)	(.04)

Net income	$.25	$.25	$.34	$.51

Shares used to compute earnings (loss) per share:
Basic	33,997	39,402	34,231	39,337
Diluted	34,211	39,584	34,445	39,537

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30

	2008	2007

Cash flows from operating activities:
Net income	$11,720	$20,268
Adjustments for noncash items:
Depreciation	22,379	22,785
Amortization of intangibles	63	75
Deferred income taxes	7,123	(2,528)
Accrued pension and postretirement benefits	(2,825)	(897)
Loss on asset impairments and divestitures	3,337	338
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(25,162)	(24,774)
Inventories	15,913	2,323
Income taxes recoverable	(9,803)	5,710
Prepaid expenses and other	828	1,658
Accounts payable and accrued expenses	2,086	11,343
Other, net	2,180	719

Net cash provided by operating activities	27,839	37,020

Cash flows from investing activities:
Capital expenditures	(10,461)	(12,070)
Investment in Harbinger in 2007 ($10 million) and real estate in 2008 and 2007	(1,722)	(11,056)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	23,616	—
Proceeds from the sale of assets and property disposals & reimbursements from customers for purchases of equipment in 2007	248	3,842

Net cash provided by (used in) investing activities	11,681	(19,284)

Cash flows from financing activities:
Dividends paid	(2,736)	(3,163)
Debt principal payments	(47,209)	(30,341)
Borrowings	22,000	—
Repurchases of Tredegar common stock	(12,904)	—
Proceeds from exercise of stock options	—	6,437

Net cash used in financing activities	(40,849)	(27,067)

Effect of exchange rate changes on cash	1,621	830

Decrease in cash and cash equivalents	292	(8,501)
Cash and cash equivalents at beginning of period	48,217	40,898

Cash and cash equivalents at end of period	$48,509	$32,397

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity

Balance December 31, 2007	$51,444	$405,548	$(1,303)	$40,610	$(1,204)	$(3,767)	$491,328

Comprehensive income:
Net income	—	11,720	—	—	—	—	11,720
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $3,840)	—	—	—	7,164	—	—	7,164
Reclassification of foreign currency translation gain realized on the sale of the aluminum extrusions business in Canada (net of tax of $7,696)	—	—	—	(14,292)	—	—	(14,292)
Derivative financial instruments adjustment (net of tax of $1,616)	—	—	—	—	2,587	—	2,587
Amortization of prior service costs and net gains or losses (net of tax of $130)	—	—	—	—	—	(232)	(232)
Reclassification of net actuarial losses and prior service costs realized on the sale of the aluminum extrusions business in Canada (net of tax of $1,799)	—	—	—	—	—	4,871	4,871

Comprehensive income							11,818
Cash dividends declared ($.08 per share)	—	(2,736)	—	—	—	—	(2,736)
Stock-based compensation expense & other	62	—	—	—	—	—	62
Repurchases of Tredegar common stock	(12,904)	—	—	—	—	—	(12,904)
Tredegar common stock purchased by trust for savings restoration plan	—	5	(5)	—	—	—	—

Balance June 30, 2008	$38,602	$414,537	$(1,308)	$33,482	$1,383	$872	$487,568

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2008, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, the consolidated cash flows for the six months ended June 30, 2008 and 2007, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2008. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the second quarter of 2008 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $854,000 for asset impairments in Film Products;

•	Pretax charges of $365,000 for severance and other employee-related costs in connection with restructurings in Film Products ($90,000) and Aluminum Extrusions ($275,000); and

•

A pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments and restructurings in the second quarter of 2007 shown in the segment operating profit table in Note 8 include:

•	A pretax charge of $99,000 for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions; and

•	A pretax charge of $26,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments and restructurings in the first six months of 2008 shown in the segment operating profit table in Note 8 include:

•	Pretax charges of $2.7 million for severance and other employee-related costs in connection with restructurings in Film Products ($2.2 million) and Aluminum Extrusions ($510,000);

•	Pretax charges of $2.5 million for asset impairments in Film Products; and

•

A pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

          The severance in Film Products includes a reduction in workforce (approximately 6% of Film Products’ total employees) that is expected to save $2.6 million in 2008 and $4.2 million on an annualized basis.

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

          On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for a purchase price of $25.5 million to an affiliate of H.I.G. Capital. The purchase price is subject to adjustment based upon the actual working capital of the business at the time of sale. The final purchase price is estimated at $24.6 million, with the decline from the amount estimated at February 12, 2008 due to the excess of estimated working capital over actual working capital. We recognized a charge of $1.1 million ($430,000 after taxes) in the first quarter of 2008 and $207,000 ($207,000 after taxes) in the second quarter of 2008, which were in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007. The remaining after-tax loss for discontinued operations in 2008 of $293,000 relates to the loss recognized in the first quarter from operations up through the date of sale. Tredegar expects to realize cash income tax benefits in 2008 from the sale of approximately $12 million. All historical results for this business have been reflected as discontinued operations in the accompanying financial statements and tables, except cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the six months ended June 30, 2008 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2007	$363	$—	$—	$5,838	$6,201
Changes in 2008:
Charges	2,655	855	1,649	100	5,259
Cash spent	(1,975)	—	—	(784)	(2,759)
Charged against assets	—	(855)	(1,649)	—	(2,504)

Balance at June 30, 2008	$1,043	$—	$—	$5,154	$6,197

(a) Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

(b) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2008	2007	2008	2007

Net income	$8,658	$9,935	$11,720	$20,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	2,811	5,796	7,164	7,834
Reclassification adjustment of foreign currency translation gain included in income (related to sale of aluminum extrusions business in Canada - see Note 2)	—	—	(14,292)	—

Foreign currency translation adjustment	2,811	5,796	(7,128)	7,834

Derivative financial instrument adjustment	(590)	198	2,587	431
Pension and other post-retirement benefit adjustment:
Amortization of prior service costs and net gains or losses	(116)	299	(232)	594
Reclassification of net actuarial losses and prior service costs (related to sale of aluminum extrusions business in Canada - see Note 2)	—	—	4,871	—

Pension and other post-retirement benefit adjustment	(116)	299	4,639	594

Comprehensive income	$10,763	$16,228	$11,818	$29,127

4.	The components of inventories are as follows:

(In Thousands)	June 30 2008	Dec. 31 2007

Finished goods	$7,944	$10,004
Work-in-process	1,758	3,624
Raw materials	12,319	19,369
Stores, supplies and other	14,694	15,669

Total	$36,715	$48,666

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30

(In Thousands)	2008	2007	2008	2007

Weighted average shares outstanding used to compute basic earnings (loss) per share	33,997	39,402	34,231	39,337
Incremental shares attributable to stock options and restricted stock	214	182	214	200

Shares used to compute diluted earnings (loss) per share	34,211	39,584	34,445	39,537

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and six months ended

June 30, 2008 and three and six months ended June 30, 2007, 158,507, 689,697, 52,845 and 61,125, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. had a reported capital account value of $31.8 million at June 30, 2008, compared with $23.0 million at December 31, 2007. This investment has a carrying value in Tredegar’s balance sheet of $10 million (included in “Other assets and deferred charges”), which represents the amount invested on April 2, 2007.

          During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 23%. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At June 30, 2008, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) equaled the amount invested.

          On the date of our investment (August 31, 2007), we believed that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to August 31, 2007, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger or initial public offering indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of August 31, 2007, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

          Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. We were not allocated any profits or losses for the year ended December 31, 2007 based on the formulas contained in the company’s operating agreement. We estimate that our allocation of losses for the first and second quarter of 2008 (based on the formulas contained in the company’s operating agreement) was approximately $940,000 and $1.5 million, respectively.

          The condensed balance sheets for the drug delivery company at June 30, 2008 and December 31, 2007 and related condensed statements of income for the first and second quarters of 2008 and the year and four months ended December 31, 2007, adjusted on a purchase accounting basis to the valuation implied by the latest round of financing in August-September 2007, are provided below:

(Unaudited)	6/30/08	12/31/07		6/30/08	12/31/07

Assets			Liabilities & Members’ Equity
Cash & cash equivalents	$4,179	$6,781	Liabilities	$1,802	$1,494
Other tangible assets	1,040	1,253	Contributed capital	12,354	12,354
Identifiable intangibles (15 year life)	3,747	3,901	Net equity appreciation implied from purchase accounting adjustments	12,805	12,805
Goodwill	10,194	10,194	Accumulated losses	(7,801)	(4,524)

Total assets	$19,160	$22,129	Total liabilities & members’ equity	$19,160	$22,129

	2nd Qtr. ’08	1st Qtr. ’08	2007	Sept.-Dec. ’07

Revenues & Expenses
Revenues	$—	$—	$—	$—
Costs & expenses	1,834	1,443	2,445	800

Net loss	$(1,834)	$(1,443)	$(2,445)	$(800)

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results for continuing operations are shown below:

	Pension Benefits for 3 Months Ended June 30		Other Post-Retirement Benefits for 3 Months Ended June 30

(In Thousands)	2008	2007	2008	2007

Service cost	$(1,053)	$(1,066)	$(18)	$(34)
Interest cost	(3,055)	(2,858)	(128)	(103)
Expected return on plan assets	5,486	5,096	—	—
Amortization of prior service costs, gains or losses and net transition asset	181	(439)	—	(4)

Net periodic benefit income (cost)	$1,559	$733	$(146)	$(141)

	Pension Benefits for 6 Months Ended June 30		Other Post-Retirement Benefits for 6 Months Ended June 30

(In Thousands)	2008	2007	2008	2007

Service cost	$(2,105)	$(2,131)	$(36)	$(55)
Interest cost	(6,110)	(5,717)	(257)	(254)
Expected return on plan assets	10,971	10,192	—	—
Amortization of prior service costs, gains or losses and net transition asset	362	(878)	—	—

Net periodic benefit income (cost)	$3,118	$1,466	$(293)	$(309)

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007

Net Sales
Film Products	$135,529	$130,260	$267,843	$266,321
Aluminum Extrusions	92,682	99,412	183,747	203,183

Total net sales	228,211	229,672	451,590	469,504
Add back freight	5,797	5,210	10,898	10,265

Sales as shown in the Consolidated Statements of Income	$234,008	$234,882	$462,488	$479,769

Operating Profit
Film Products:
Ongoing operations	$13,479	$13,762	$24,265	$30,582
Plant shutdowns, asset impairments and restructurings	(944)	(26)	(4,649)	(393)

Aluminum Extrusions:
Ongoing operations	2,406	5,329	3,948	9,978
Plant shutdowns, asset impairments and restructurings	(380)	(99)	(615)	(99)

AFBS:
Restructurings	—	—	—	(366)

Total	14,561	18,966	22,949	39,702
Interest income	188	283	446	671
Interest expense	557	557	1,438	1,381
Stock option-based compensation costs	278	198	338	467
Corporate expenses, net	235	2,269	2,065	5,080

Income from continuing operations before income taxes	13,679	16,225	19,554	33,445
Income taxes	4,814	5,661	6,904	11,746

Income from continuing operations	8,865	10,564	12,650	21,699
Income (loss) from discontinued operations	(207)	(629)	(930)	(1,431)

Net income	$8,658	$9,935	$11,720	$20,268

9.

The effective tax rate used to compute income taxes from continuing operations was 35.2% in the second quarter of 2008 compared with 34.9% in the second quarter of 2007, and 35.3% in the first six months of 2008 compared with 35.1% in the first six months of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

A reconciliation of our unrecognized uncertain tax positions since December 31, 2007, is shown below:

	Balance at Dec. 31, 2007			Increase (Decrease) Due to Settlements with Taxing Authorities	Reductions Due to Lapse of Statute of Limitations	Balance at June 30, 2008
		Increase (Decrease) Due to Tax Positions Taken in

		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,268	$96	$—	$(31)	$—	$3,333
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,325)					(2,358)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	943					975

Interest and penalties accrued on deductions taken relating to uncertain tax positions with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet	1,195					1,351
Related deferred income tax assets recognized on interest and penalties	(436)					(494)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	759					857

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,702					$1,832

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

10.	The table below summarizes share repurchase activity by month for 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions			Maximum Number of Shares at End of Period That May Yet be Purchased Under January 2008 Program

			Total Number of Shares Purchased as Part of:

			August 2006 Program (a)	January 2008 Program (b)

January 2008	66,500	$15.86	66,500	—	5,000,000
February 2008	16,300	15.38	—	16,300	4,983,700
March 2008	386,500	15.44	—	402,800	4,597,200
April 2008	—	—	—	402,800	4,597,200
May 2008	311,800	14.84	—	714,600	4,285,400
June 2008	69,400	14.23	—	784,000	4,216,000

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

Executive Summary

          Second-quarter 2008 income from continuing operations was $8.9 million (26 cents per share) compared with $10.6 million (27 cents per share) in the second quarter of 2007. Income from continuing operations for the first six months of 2008 was $12.7 million (37 cents per share) compared with $21.7 million (55 cents per share) in the first six months of 2007. Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. The following tables present Tredegar’s net sales and operating profit by segment for the second quarter and six months ended June 30, 2008 and 2007:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2008	2007	2008	2007

Net Sales
Film Products	$135,529	$130,260	$267,843	$266,321
Aluminum Extrusions	92,682	99,412	183,747	203,183

Total net sales	228,211	229,672	451,590	469,504
Add back freight	5,797	5,210	10,898	10,265

Sales as shown in the Consolidated Statements of Income	$234,008	$234,882	$462,488	$479,769

Operating Profit
Film Products:
Ongoing operations	$13,479	$13,762	$24,265	$30,582
Plant shutdowns, asset impairments and restructurings	(944)	(26)	(4,649)	(393)

Aluminum Extrusions:
Ongoing operations	2,406	5,329	3,948	9,978
Plant shutdowns, asset impairments and restructurings	(380)	(99)	(615)	(99)

AFBS:
Restructurings	—	—	—	(366)

Total	14,561	18,966	22,949	39,702
Interest income	188	283	446	671
Interest expense	557	557	1,438	1,381
Stock option-based compensation costs	278	198	338	467
Corporate expenses, net	235	2,269	2,065	5,080

Income from continuing operations before income taxes	13,679	16,225	19,554	33,445
Income taxes	4,814	5,661	6,904	11,746

Income from continuing operations	8,865	10,564	12,650	21,699
Income (loss) from discontinued operations	(207)	(629)	(930)	(1,431)

Net income	$8,658	$9,935	$11,720	$20,268

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products. Second-quarter net sales in Film Products were $135.5 million, up 4.0% from $130.3 million in the second quarter of 2008, while operating profit from ongoing operations decreased to $13.5 million in the second quarter of 2008 from $13.8 million in 2007. Volume was 56.8 million pounds in the second quarter of 2008, down 6% from 60.4 million pounds in the second quarter of 2007.

          Net sales in Film Products for the first six months of 2008 were $267.8 million, up slightly from $266.3 million in the first six months of 2007. Operating profit from ongoing operations was $24.3 million in the first six months of 2008, down 20.6% from $30.6 million in the first six months of last year. Volume was 114.8 million pounds in the first six months of 2008, down 8.7% from 125.7 million pounds in the first six months of 2007.

          Volume was down in the second quarter and first half of 2008 compared with the same periods last year primarily due to a decrease in sales of lower value surface protection films, personal care materials and packaging materials. Net sales increased due to appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs, partially offset by the decline in volume.

          Operating profit from ongoing operations decreased in the second quarter and first half of 2008 versus the same periods in 2007 due primarily to competitive pressures, particularly for personal care materials, packaging materials and lower value surface protection films. In addition, operating profit benefited from appreciation of the U.S. dollar value of currencies for operations outside of the U.S. (the favorable impact from currency rate changes was approximately $1.3 million and $2.5 million in the second quarter and first six months of 2008, respectively) but was adversely affected by the lag in the pass-through of increases in resin costs (unfavorable impact estimated of $2 million and $3.2 million in the second quarter and first six months of 2008, respectively). Higher energy costs also had an adverse impact on results. Unfavorable variances were partially offset by cost reduction efforts. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

          Operating profits in Film Products continue to fluctuate from quarter-to-quarter. Competitive pressures, particularly for personal care materials, packaging materials and lower value surface protection films, have had an adverse impact on volume and profits. Future operating profit levels in Film Products will depend on our ability to deliver product innovations, reduce costs and pass-through unprecedented increases in resin prices and energy costs. During the first quarter of 2008, we announced a restructuring that included a 6% reduction of Film Products’ workforce that is expected to save $2.6 million in 2008 and $4.2 million on an annualized basis.

          Capital expenditures in Film Products were $7.1 million in the first six months of 2008 compared with $8.7 million in the first six months of last year, and are projected to be approximately $25 million in 2008. Depreciation expense was $17.8 million in the first six months of 2008 compared with $16.5 million in the first six months of last year, and is projected to be approximately $34 million in 2008.

Aluminum Extrusions. Second-quarter net sales from continuing operations in Aluminum Extrusions were $92.7 million, down 6.7% from $99.4 million in the second quarter of 2007. Operating profit from ongoing U.S. operations decreased to $2.4 million in the second quarter of 2008, down 55% from $5.3 million in the second quarter of 2007. Volume from continuing operations decreased to 35.4 million pounds in the second quarter of 2008, down 14.7% from 41.5 million pounds in the second quarter of 2007.

          Net sales in Aluminum Extrusions for the first six months of 2008 were $183.7 million, down 9.6% from $203.2 million in the first six months of 2007. Operating profit from ongoing U.S. operations was $3.9 million in the first six months of 2008, down 61% from $10.0 million in the first six months of last year. Volume was 72.5 million pounds in the first six months of 2008, down 13.6% from 83.9 million pounds in the first six months of 2007.

          The decreases in net sales and ongoing operating profit from continuing operations in the second quarter and first half of 2008 compared with the same periods last year were mainly due to lower volume. Higher charges for bad debts also had an adverse impact on profits (bad debt charges increased by approximately $700,000 in the second quarter and $850,000 in the first half of 2008 versus last year). Shipments declined in most markets. Higher natural gas costs were mostly offset by an energy surcharge.

          Capital expenditures for continuing operations in Aluminum Extrusions were $3.3 million in the first half of 2008 compared with $2.8 million in the first half of last year, and are projected to be approximately $18 million in 2008. In January 2008, Tredegar announced plans to spend approximately $24 million over the following 18 months to expand the capacity at its plant in Carthage, Tennessee. In 2007, approximately 65% of the sales of aluminum extrusions from operations in the U.S. were related to non-residential construction, and this additional capacity will increase Tredegar’s capabilities in this sector. Depreciation expense was $4.0 million in the first half of 2008 compared with $4.2 million in the first half of last year, and is projected to be approximately $7.8 million in 2008.

          On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for a purchase price of $25.5 million to an affiliate of H.I.G. Capital. The purchase price is subject to adjustment based upon the actual working capital of the business at the time of sale. The final purchase price is estimated at $24.6 million, with the decline from the amount estimated at February 12, 2008 due to the excess of estimated working capital over actual working capital. Tredegar expects to realize cash income tax benefits in 2008 from the sale of approximately $12 million. All historical results for this business have been reflected as discontinued operations in the accompanying financial tables.

          Other Items. Net pension income from continuing operations was $1.6 million in the second quarter and $3.1 million in the first six months of 2008, a favorable change of $826,000 (2 cents per share after taxes) and $1.7 million (3 cents per share after taxes), respectively, from amounts recognized in the comparable periods of 2007. Most of the favorable changes relate to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table. We contributed approximately $167,000 to our pension plans for continuing operations in 2007 and expect to contribute a similar amount in 2008. Corporate expenses, net also declined due to adjustments to accruals for certain performance-based compensation programs.

          Interest expense was $557,000 in the second quarters of 2008 and 2007, and $1.4 million in the first half of 2008 and 2007, with higher average debt levels offset by lower average interest rates.

          The effective tax rate used to compute income taxes from continuing operations was 35.2% in the second quarter of 2008 compared with 34.9% in the second quarter of 2007, and 35.3% in the first six months of 2008 compared with 35.1% in the first six months of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

          Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) had a reported capital account value of $31.8 million at June 30, 2008, compared with $23.0 million at December 31, 2007. This investment has a carrying value in our balance sheet of $10 million, which represents the amount invested on April 2, 2007.

          We repurchased 381,200 shares of our stock during the second quarter bringing total repurchases to 5.7 million shares over the last twelve months ended June 30, 2008. Additional information on net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 21.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2007, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments and restructurings occurring during the second quarter and first six months of 2008 and the comparable periods in 2007.

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

Results of Operations

Second Quarter 2008 Compared with Second Quarter 2007

          Overall, sales in the second quarter of 2008 decreased slightly compared with 2007. Net sales (sales less freight) increased 4.0% in Film Products primarily due to appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs, partially offset by the decline in volume. Volume was down in the second quarter compared with last year primarily due to a decrease in sales of lower value surface protection films, personal care materials and packaging materials. Net sales decreased 6.7% in Aluminum Extrusions due to lower volume partially offset by the pass-through of higher average aluminum costs. Shipments declined in most markets. For more information on net sales and volume, see the executive summary beginning on page 14.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 13.7% in the second quarter of 2008 from 14.9% in 2007. The gross profit margin decreased in Film Products and Aluminum Extrusions primarily because of the decline in volume noted above.

          As a percentage of sales, selling, general and administrative and R&D expenses were 7.3% in the second quarter of 2008, down from 7.8% in the second quarter of last year. The decrease is primarily due to higher pension income, reductions to accruals for certain performance-based compensation programs and lower selling, general and administrative expenses in Film Products from cost reduction efforts.

          Plant shutdowns, asset impairments and restructurings in the second quarter of 2008 shown in the segment operating profit table on page 14 include:

•	A pretax charge of $854,000 for asset impairments in Film Products;

•	Pretax charges of $365,000 for severance and other employee-related costs in connection with restructurings in Film Products ($90,000) and Aluminum Extrusions ($275,000); and

•

A pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

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

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $188,000 in the second quarter of 2008 and $283,000 in 2007. Interest expense was $557,000 in both the second quarters of 2008 and 2007 as higher average debt levels were offset by lower average interest rates. Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30

(In Millions)	2008	2007

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$51.1	$39.6
Average interest rate	3.4%	6.1%
Fixed-rate and other debt:
Average outstanding debt balance	$2.0	$2.2
Average interest rate	4.3%	3.3%

Total debt:
Average outstanding debt balance	$53.1	$41.8
Average interest rate	3.4%	6.0%

          The effective tax rate used to compute income taxes from continuing operations was 35.2% in the second quarter of 2008 compared with 34.9% in the second quarter of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

First Six Months of 2008 Compared with First Six Months of 2007

          Overall, sales in the first six months of 2008 decreased by 3.6% compared with 2007. Net sales (sales less freight) increased slightly in Film Products primarily due to appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs, partially offset by a decrease in volume of lower value surface protection films, personal care materials and packaging materials. Net sales decreased 9.6% in Aluminum Extrusions due to lower volume, which decreased 13.6% to 72.5 million pounds in the first six months of 2008 compared with 83.9 million pounds in the first six months of 2007. Shipments declined in most markets. For more information on net sales and volume, see the executive summary beginning on page 14.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 13.2% in the first six months of 2008 from 15.1% in 2007. The gross profit margin decreased in Film Products and Aluminum Extrusions primarily because of the decline in volume noted above.

          As a percentage of sales, selling, general and administrative and R&D expenses were 7.8% in the first six months of 2008, slightly higher than the 7.7% in 2007. Higher selling, general and administrative expenses as a percentage of net sales in Aluminum Extrusions due to a decline in sales was partially offset by higher pension income and reductions to accruals for certain performance-based compensation programs.

          Plant shutdowns, asset impairments and restructurings in the first six months of 2008 shown in the segment operating profit table on page 14 include:

•	Pretax charges of $2.7 million for severance and other employee-related costs in connection with restructurings in Film Products ($2.2 million) and Aluminum Extrusions ($510,000);

•	Pretax charges of $2.5 million for asset impairments in Film Products; and

•

A pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

          See the executive summary beginning on page 14 for information on our cost reduction efforts.

          Plant shutdowns, asset impairments and restructurings in the first six months of 2007 shown in the segment operating profit table on page 14 include:

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

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $446,000 in the first six months of 2008 and $671,000 in 2007. Interest expense was $1.4 million in both the first six months of 2008 and 2007 as higher average debt levels were offset by lower average interest rates. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30

(In Millions)	2008	2007

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$60.3	$45.4
Average interest rate	4.1%	6.1%
Fixed-rate and other debt:
Average outstanding debt balance	$2.0	$2.3
Average interest rate	4.0%	4.1%

Total debt:
Average outstanding debt balance	$62.3	$47.7
Average interest rate	4.1%	6.0%

          The effective tax rate used to compute income taxes from continuing operations was 35.3% in the first six months of 2008 compared with 35.1% in the first six months of 2007. The increase in the effective tax rate for continuing operations for 2008 versus 2007 was mainly due to higher effective tax rates for operations outside of the U.S. and expiration at December 31, 2007 of the research & development tax credit, partially offset by a lower state income tax effective rate and lower valuation allowances for capital loss carry-forwards.

Liquidity and Capital Resources

          Changes in operating assets and liabilities from December 31, 2007 to June 30, 2008 are summarized below:

•	Accounts receivable increased $23.7 million (24.4%).

	—	Accounts receivable in Film Products increased by $9.0 million. Days sales outstanding (“DSO”) increased to 50 at June 30, 2008 compared with 45 at December 31, 2007 and 49 days at June 30, 2007.

—

Accounts receivable for continuing operations in Aluminum Extrusions increased by $14.7 million. DSO was 41 at June 30, 2008 compared with 40 at December 31, 2007, within the range experienced over the last twelve months.

•	Inventories declined $12.0 million (24.6%).

—

Inventories in Film Products decreased by approximately $6.4 million. Inventory days decreased to 36 at June 30, 2008 compared with 43 days at December 31, 2007, primarily due to the planned shutdown for maintenance of a manufacturing facility and overall efforts to reduce inventory levels.

—

Inventories for continuing operations of Aluminum Extrusions decreased by approximately $5.6 million. Inventory days decreased to 21 at June 30, 2008 compared with 35 at December 31, 2007, primarily due to cyclical fluctuations.

•

Net property, plant and equipment was down $5.5 million or 2.0% due primarily to depreciation for continuing operations of $21.9 million compared with capital expenditures of $10.4 million and machinery and equipment asset impairments in Film Products of $2.1 million, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $8.1 million).

•	Accounts payable increased by $4.4 million (6.6%).

—

Accounts payable in Film Products increased by $2.7 million. Accounts payable days were 31 at June 30, 2008 compared with 30 at December 31, 2007, within the range experienced over the last twelve months.

—

Accounts payable for continuing operations in Aluminum Extrusions increased by $6.0 million. Accounts payable days decreased to 35 at June 30, 2008 from 37 at December 31, 2007, primarily due to cyclical fluctuations.

—

Accounts payable decreased at corporate by $4.3 million due primarily to $3.4 million payable at December 31, 2007 to a securities broker relating to our repurchase of Tredegar common stock (no balance was outstanding for this item at June 30, 2008).

•	Accrued expenses increased by $4.1 million (12.3%) due primarily to timing of payments.

•

Net deferred income tax liabilities in excess of assets increased by $14.3 million and income taxes recoverable increased by $9.8 million due primarily to the movement between these line items in the balance sheet of tax benefits of approximately $12 million that are expected to be realized in cash in 2008 relating to the sale of the aluminum extrusions business in Canada (see Note 2 on page 6 for more information regarding the sale).

          Cash provided by operating activities was $27.8 million in the first half of 2008 compared with $37.0 million in the first half of 2007. The change is primarily related to lower net income and normal volatility of working capital components.

          Cash provided by investing activities was $11.7 million in the first half of 2008, compared with cash used in investing activities of $19.3 million in the first half of 2007. The change between periods is primarily due to proceeds received in 2008 from the sale of the aluminum extrusions business in Canada of $23.6 million and the $10.0 million invested in Harbinger in the first half of 2007.

          Net cash flow used in financing activities was $40.8 million in the first half of 2008 and related to net repayments on our revolving credit facility with excess cash flow of $25 million, the payment of regular quarterly dividends of $2.7 million (4 cents per share per quarter) and repurchases of Tredegar common stock ($12.9 million; see more information in Note 10 on page 13).

          Further information on cash flows for the six months ended June 30, 2008 and 2007 are provided in the consolidated statements of cash flows on page 4.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of June 30, 2008 are as follows:

Net Capitalization and Indebtedness as of June 30, 2008 (In Thousands)

Net capitalization:
Cash and cash equivalents	$48,509
Debt:
$300 million revolving credit agreement maturing December 15, 2010	55,000
Other debt	1,982

Total debt	56,982

Debt net of cash and cash equivalents	8,473
Shareholders’ equity	487,568

Net capitalization	$496,041

Indebtedness as defined in revolving credit agreement:
Total debt	$56,982
Face value of letters of credit	5,457

Indebtedness	$62,439

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $244 million was available to borrow at June 30, 2008. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At June 30, 2008, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended June 30, 2008 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2008:
Net income	$6,701
Plus:
After-tax losses related to discontinued operations	19,180
Total income tax expense for continuing operations	19,524
Interest expense	2,778
Charges related to stock option grants and awards accounted for under the fair value-based method	849
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	43,685
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $5,715)	10,726
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(987)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (all cash-related)	(2,699)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	99,757
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,685)

Adjusted EBIT as defined in revolving credit agreement	$56,072

Shareholders’ equity at June 30, 2008	$487,568
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.63	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	20.18	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$133,030
Minimum adjusted shareholders’ equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$327,539
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 21 regarding credit agreements and interest rate exposures.

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

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $95,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu. During the first six months of 2008, significantly higher natural gas costs were mostly offset by this energy surcharge.

Quarterly Average Price of Natural Gas
(NYMEX Settlement Prices - $ Per mmBtu)

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for the first six months of 2008 and 2007 are as follows:

Percentage of Net Sales from Continuing Manufacturing Operations Related to Foreign Markets*

	Six Months Ended June 30

	2008		2007

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	5%	—%	4%	—%
Europe	1	18	1	16
Latin America	—	3	—	3
Asia	2	7	5	6

Total	8%	28%	10%	25%

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

          In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $1.3 million in the second quarter of 2008 compared with the second quarter of 2007, and approximately $2.5 million in the first six months of 2008 compared with the first six months of 2007.

          Trends for the Euro and Chinese Yuan are shown in the chart below:

Quarterly Average Exchange Rates of Euro & Chinese Yuan Relative to the U.S. Dollar

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

          There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          Tredegar’s Annual Meeting of Shareholders was held on May 8, 2008. The following sets forth the vote results with respect to each of the matters voted upon by shareholders at the meeting:

(a)	Election of Directors

Nominee	Number of Votes For	Number of Votes Withheld	Broker Non-Votes

George A. Newbill	31,634,067	577,700	0
Norman A. Scher	24,999,247	7,212,520	0
R. Gregory Williams	25,042,930	7,168,837	0

Horst R. Adam did not stand for re-election to Tredegar’s Board upon the expiration of his current term at the 2008 annual meeting. The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Austin Brockenbrough, III
Donald T. Cowles

John D. Gottwald
William M. Gottwald
Richard L. Morrill
Thomas G. Slater, Jr.

(b)	Ratification of Appointment of PricewaterhouseCoopers LLP

Ratification of appointment of PricewaterhouseCoopers LLP as Tredegar’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Number of Votes	Number of Votes	Number of	Number of
For	Against	Abstentions	Broker Non-Votes

32,057,805	145,069	74,708	0

Item 6. Exhibits.

Exhibit Nos.

31.1

Certification of John D. Gottwald, President and Chief Executive Officer (Principal Executive Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of D. Andrew Edwards, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of John D. Gottwald, President and Chief Executive Officer (Principal Executive Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Tredegar Corporation
(Registrant)

Date:	August 6, 2008	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)