Form 10-Q
period 2008-09-30
TREDEGAR CORP
filed 2008-11-05
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☐	OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to _______________________________

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

          The number of shares of Common Stock, no par value, outstanding as of October 27, 2008: 33,903,507.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	Sept 30, 2008	Dec. 31, 2007

Assets
Current assets:
Cash and cash equivalents	$46,624	$48,217
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $4,190 in 2008 and $5,198 in 2007	114,523	97,064
Income taxes recoverable	14,001	323
Inventories	34,823	48,666
Deferred income taxes	8,704	9,172
Prepaid expenses and other	5,193	4,077
Current assets of discontinued operation	—	37,750

Total current assets	223,868	245,269

Property, plant and equipment, at cost	650,569	637,688
Less accumulated depreciation	400,655	368,605

Net property, plant and equipment	249,914	269,083

Other assets and deferred charges	126,303	116,759
Goodwill and other intangibles	135,321	135,907
Noncurrent assets of discontinued operation	—	17,460

Total assets	$735,406	$784,478

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$76,057	$67,161
Accrued expenses	39,352	33,676
Current portion of long-term debt	540	540
Current liabilities of discontinued operation	—	17,152

Total current liabilities	115,949	118,529

Long-term debt	27,994	81,516
Deferred income taxes	87,320	68,625
Other noncurrent liabilities	15,857	15,662
Noncurrent liabilities of discontinued operation	—	8,818

Total liabilities	247,120	293,150

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	39,360	51,444
Common stock held in trust for savings restoration plan	(1,310)	(1,303)
Foreign currency translation adjustment	26,826	40,610
Gain (loss) on derivative financial instruments	(2,272)	(1,204)
Pension and other postretirement benefit adjustments	1,419	(3,767)
Retained earnings	424,263	405,548

Total shareholders’ equity	488,286	491,328

Total liabilities and shareholders’ equity	$735,406	$784,478

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30

	2008	2007	2008	2007

Revenues and other items:
Sales	$228,709	$234,352	$691,197	$714,121
Other income (expense), net	7,709	(1,986)	8,929	(1,533)

	236,418	232,366	700,126	712,588

Costs and expenses:
Cost of goods sold	195,438	192,864	585,926	590,113
Freight	5,450	5,191	16,348	15,456
Selling, general and administrative	13,602	16,396	44,376	49,273
Research and development	3,027	2,375	8,361	6,447
Amortization of intangibles	30	37	93	112
Interest expense	483	628	1,921	2,009
Asset impairments and costs associated with exit and disposal activities	—	1,713	5,159	2,571

Total	218,030	219,204	662,184	665,981

Income from continuing operations before income taxes	18,388	13,162	37,942	46,607
Income taxes	7,310	6,967	14,214	18,713

Income from continuing operations	11,078	6,195	23,728	27,894
Income (loss) from discontinued operations	—	(24,571)	(930)	(26,002)

Net income (loss)	$11,078	$(18,376)	$22,798	$1,892

Earnings (loss) per share:
Basic:
Continuing operations	$.33	$.16	$.70	$.71
Discontinued operations	—	(.63)	(.03)	(.66)

Net income (loss)	$.33	$(.47)	$.67	$.05

Diluted:
Continuing operations	$.33	$.16	$.69	$.71
Discontinued operations	—	(.63)	(.03)	(.66)

Net income (loss)	$.33	$(.47)	$.66	$.05

Shares used to compute earnings (loss) per share:
Basic	33,672	38,985	34,042	39,219
Diluted	33,903	39,119	34,262	39,396

Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended Sept 30

	2008	2007

Cash flows from operating activities:
Net income	$22,798	$1,892
Adjustments for noncash items:
Depreciation	32,844	34,440
Amortization of intangibles	93	112
Deferred income taxes	17,515	(6,691)
Accrued pension and postretirement benefits	(3,354)	(1,297)
Gain on the write-up of an investment accounted for under the fair value method	(5,000)	—
Gain on sale of assets	(2,500)	—
Loss on asset impairments and divestitures	3,337	29,983
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(22,101)	(15,880)
Inventories	16,430	8,868
Income taxes recoverable	(13,544)	6,972
Prepaid expenses and other	(1,600)	886
Accounts payable and accrued expenses	12,120	14,791
Other, net	3,359	314

Net cash provided by operating activities	60,397	74,390

Cash flows from investing activities:
Capital expenditures	(13,849)	(15,919)
Investment in Harbinger ($10 million) and a drug delivery company ($6.5 million) in 2007 and real estate in 2008 and 2007	(2,059)	(22,631)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	23,616	—
Proceeds from the sale of assets and property disposals & reimbursements from customers for purchases of equipment in 2007	3,682	4,093

Net cash provided by (used in) investing activities	11,390	(34,457)

Cash flows from financing activities:
Dividends paid	(4,090)	(4,701)
Debt principal payments	(75,657)	(33,367)
Borrowings	22,000	15,000
Repurchases of Tredegar common stock, including settlement of $3,368 in 2008 and net of settlement payable of $2,307 in 2007	(19,792)	(26,705)
Proceeds from exercise of stock options	4,069	6,470

Net cash used in financing activities	(73,470)	(43,303)

Effect of exchange rate changes on cash	90	1,418

Decrease in cash and cash equivalents	(1,593)	(1,952)
Cash and cash equivalents at beginning of period	48,217	40,898

Cash and cash equivalents at end of period	$46,624	$38,946

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity

Balance December 31, 2007	$51,444	$405,548	$(1,303)	$40,610	$(1,204)	$(3,767)	$491,328

Comprehensive income:
Net income	—	22,798	—	—	—	—	22,798
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $259)	—	—	—	508	—	—	508
Reclassification of foreign currency translation gain realized on the sale of the aluminum extrusions business in Canada (net of tax of $7,696)	—	—	—	(14,292)	—	—	(14,292)
Derivative financial instruments adjustment (net of tax of $667)	—	—	—	—	(1,068)	—	(1,068)
Amortization of prior service costs and net gains or losses (net of tax of $178)	—	—	—	—	—	315	315
Reclassification of net actuarial losses and prior service costs realized on the sale of the aluminum extrusions business in Canada (net of tax of $1,799)	—	—	—	—	—	4,871	4,871

Comprehensive income							13,132
Cash dividends declared ($.12 per share)	—	(4,090)	—	—	—	—	(4,090)
Issued upon exercise of stock options (including related income tax benefits of $71) & other	4,341	—	—	—	—	—	4,341
Repurchases of Tredegar common stock	(16,425)	—	—	—	—	—	(16,425)
Tredegar common stock purchased by trust for savings restoration plan	—	7	(7)	—	—	—	—

Balance September 30, 2008	$39,360	$424,263	$(1,310)	$26,826	$(2,272)	$1,419	$488,286

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2008, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, the consolidated cash flows for the nine months ended September 30, 2008 and 2007, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2008. All such adjustments are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

2.

There were no plant shutdowns, asset impairments and restructurings in the third quarter of 2008. Plant shutdowns, asset impairments and restructurings in the third quarter of 2007 shown in the segment operating profit table in Note 8 include (total of $1.1 million after taxes or 3 cents per share):

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

           Plant shutdowns, asset impairments and restructurings in the first nine months of 2008 shown in the segment operating profit table in Note 8 include (total of $3.8 million after taxes or 11 cents per share):

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

           Plant shutdowns, asset impairments and restructurings in the first nine months of 2007 shown in the segment operating profit table in Note 8 include (total of $1.7 million after taxes or 4 cents per share):

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

           On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for a purchase price of $25.5 million to an affiliate of H.I.G. Capital. The purchase price is subject to adjustment based upon the actual working capital of the business at the time of sale. The final purchase price is estimated at $24.6 million, with the decline from the amount estimated at February 12, 2008 due to the excess of estimated working capital over actual working capital. We recognized a charge of $1.1 million ($430,000 after taxes) in the first quarter of 2008 and $207,000 ($207,000 after taxes) in the second quarter of 2008, which were in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007. The remaining after-tax loss for discontinued operations in 2008 of $293,000 relates to the loss recognized in the first quarter from operations up through the date of sale. Tredegar expects to realize cash income tax benefits in 2008 from the sale of approximately $12 million. All historical results for this business have been reflected as discontinued operations in the accompanying financial statements and tables, except cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. The components of income (loss) from discontinued operations are presented below:

	Third Quarter Ended September 30		Nine Months Ended September 30

(In thousands)	2008	2007	2008	2007

Income (loss) from operations before income taxes	$—	$(2,766)	$(391)	$(5,990)
Income tax cost (benefit) on operations	—	(981)	(98)	(2,091)

	—	(1,785)	(293)	(3,899)

Loss associated with asset impairments and disposal activities	—	(27,612)	(1,337)	(27,612)
Income tax cost (benefit) on asset impairments and costs associated with disposal activities	—	(4,826)	(700)	(5,509)

	—	(22,786)	(637)	(22,103)

Income (loss) from discontinued operations	$—	$(24,571)	$(930)	$(26,002)

          A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for the nine months ended September 30, 2008 is as follows:

(In Thousands)	Severance	Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2007	$363	$—	$—	$5,838	$6,201
Changes in 2008:
Charges	2,655	855	1,649	—	5,159
Cash spent	(1,994)	—	—	(1,021)	(3,015)
Charged against assets	—	(855)	(1,649)	—	(2,504)

Balance at September 30, 2008	$1,024	$—	$—	$4,817	$5,841

(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

3.	The components of other comprehensive income or loss are as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30

(In Thousands)	2008	2007	2008	2007

Net income (loss)	$11,078	$(18,376)	$22,798	$1,892
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	(6,656)	7,380	508	15,214
Reclassification adjustment of foreign currency translation gain included in income (related to sale of aluminum extrusions business in Canada - see Note 2)	—	—	(14,292)	—

Foreign currency translation adjustment	(6,656)	7,380	(13,784)	15,214

Derivative financial instrument adjustment	(3,655)	(1,486)	(1,068)	(1,055)
Pension and other post-retirement benefit adjustment:
Amortization of prior service costs and net gains or losses	547	328	315	922
Reclassification of net actuarial losses and prior service costs (related to sale of aluminum extrusions business in Canada - see Note 2)	—	—	4,871	—

Pension and other post-retirement benefit adjustment	547	328	5,186	922

Comprehensive income (loss)	$1,314	$(12,154)	$13,132	$16,973

4.	The components of inventories are as follows:

(In Thousands)	Sept 30 2008	Dec 31 2007

Finished goods	$8,519	$10,004
Work-in-process	917	3,624
Raw materials	11,294	19,369
Stores, supplies and other	14,093	15,669

Total	$34,823	$48,666

5.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended Sept 30		Nine Months Ended Sept 30

(In Thousands)	2008	2007	2008	2007

Weighted average shares outstanding used to compute basic earnings (loss) per share	33,672	38,985	34,042	39,219
Incremental shares attributable to stock options and restricted stock	231	134	220	177

Shares used to compute diluted earnings (loss) per share	33,903	39,119	34,262	39,396

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended

September 30, 2008 and three and nine months ended September 30, 2007, 336,850, 519,246, 211,075 and 111,108, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. had a reported capital account value of $17.2 million at September 30, 2008, compared with $23.0 million at December 31, 2007. This investment has a carrying value in our balance sheet of $10 million (included in “Other assets and deferred charges”), which represents the amount invested on April 2, 2007.

          During the third quarter of 2008, we recognized a gain of $1.5 million ($965,000 after taxes or 3 cents per share) from the sale of our investments in Theken Spine and Therics, LLC. This gain is included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 8. AFBS (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly-created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar.

          During the third quarter of 2008, we recognized gains on the sale of corporate assets of $1 million ($626,000 after taxes or 2 cents per share), including a realized gain on the sale of equity securities ($509,000) and a realized gain on the sale of corporate real estate ($492,000). These gains are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 8.

          During the third quarter of 2007, we recognized a loss from the write-down of an investment of $2.1 million ($1.3 million after taxes or 3 cents per share), which is included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 8.

          Income taxes in the first nine months of 2008 include the reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million (3 cents per share) that originally related to expected limitations on the utilization of assumed capital losses on certain investments. The portion of this 2007 valuation allowance reversed in the third quarter of 2008 was $150,000 (1 cent per share).

          During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company representing ownership on a fully diluted basis of approximately 21%. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At September 30, 2008, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was written up by $5 million ($3.2 million after taxes or 9 cents per share) to $11.5 million based on the valuation of our ownership interest implied from the term sheet for a new round of equity financing led by a new investor. The unrealized gain from the $5 million write-up is included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 8.

          On the date of our initial investment (August 31, 2007) and the date of the recent term sheet for the new round of equity financing, we believe that the value of our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequently, and until the next round of financing or term sheet indicative of the pricing for the next round, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing, term sheet indicative of the pricing for the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely in the future unless a significant new round of financing, term sheet indicative of the pricing for the next round of financing, merger or initial public offering indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans since the last valuation, then our new estimate of the fair value of our ownership interest in the company is likely to decline.

          Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. We were not allocated any profits or losses for the year ended December 31, 2007 based on the formulas contained in the company’s operating agreement. We estimate that our allocation of losses for the third quarter and first nine months of 2008 (based on the formulas contained in the company’s operating agreement) was approximately $1.5 million and $3.9 million, respectively.

          The condensed balance sheets for the drug delivery company at September 30, 2008 and December 31, 2007 and related condensed statements of income for the third quarter and first nine months of 2008 and the year and four months ended December 31, 2007, adjusted on a purchase accounting basis to the valuation implied by the latest round of financing in August-September 2007, are provided below:

(In Thousands)

(Unaudited)	9/30/08	12/31/07		9/30/08	12/31/07

Assets			Liabilities & Members’ Equity
Cash & cash equivalents	$2,731	$6,781	Liabilities	$2,506	$1,494
Other tangible assets	1,222	1,253	Contributed capital	12,354	12,354
Identifiable intangibles (15 year life)	3,680	3,901	Net equity appreciation implied from purchase accounting
Goodwill	10,194	10,194	adjustments	12,805	12,805
			Accumulated losses	(9,838)	(4,524)

Total assets	$17,827	$22,129	Total liabilities & members’ equity	$17,827	$22,129

	3rd Qtr. ‘08	9 Mos. ‘08	2007	Sept.-Dec. ‘07

Revenues & Expenses
Revenues	$—	$—	$—	$—
Costs & expenses	2,124	5,314	2,445	800

Net loss	$(2,124)	$(5,314)	$(2,445)	$(800)

7.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results for continuing operations are shown below:

	Pension Benefits for 3 Months Ended Sept 30		Other Post-Retirement Benefits for 3 Months Ended Sept 30

(In Thousands)	2008	2007	2008	2007

Service cost	$(480)	$(1,043)	$(18)	$(24)
Interest cost	(3,572)	(2,868)	(105)	(124)
Expected return on plan assets	5,523	5,087	—	—
Amortization of prior service costs, gains or losses and net transition asset	(854)	(486)	35	—

Net periodic benefit income (cost)	$617	$690	$(88)	$(148)

	Pension Benefits for 9 Months Ended Sept 30		Other Post-Retirement Benefits for 9 Months Ended Sept 30

(In Thousands)	2008	2007	2008	2007

Service cost	$(2,586)	$(3,174)	$(53)	$(79)
Interest cost	(9,681)	(8,585)	(363)	(378)
Expected return on plan assets	16,495	15,279	—	—
Amortization of prior service costs, gains or losses and net transition asset	(493)	(1,365)	35	—

Net periodic benefit income (cost)	$3,735	$2,155	$(381)	$(457)

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

          At September 30, 2008, the fair value of the assets of our pension plans was estimated at $235 million, down from $284 million at December 31, 2007. The significant decline was mainly due to the drop in global stock prices and benefit payments to retirees of approximately $2.4 million per quarter. The projected benefit obligation at December 31, 2008 is approximately $202 million at a discount rate of 6.75% and $197 million at a discount rate of 7.0%. Subsequent to September 30, 2008, global stock prices continued to decline which likely resulted in a decline in the value of our pension assets below the projected pension obligation. Based on global stock market valuations in October 2008, the minimum required contribution to our pension plans in 2009 is estimated at $5 to $10 million and the corresponding decline in net pension income in 2009 compared with 2008 is estimated at $500,000 to $2 million. The actual contribution required for 2009 and the pension income or expense for 2009 will be based on pension asset and liability valuation information as of December 31, 2008.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30

	2008	2007	2008	2007

Net Sales
Film Products	$131,187	$134,064	$399,030	$400,385
Aluminum Extrusions	92,072	95,097	275,819	298,280

Total net sales	223,259	229,161	674,849	698,665
Add back freight	5,450	5,191	16,348	15,456

Sales as shown in the Consolidated Statements of Income	$228,709	$234,352	$691,197	$714,121

Operating Profit
Film Products:
Ongoing operations	$10,454	$15,926	$34,719	$46,508
Plant shutdowns, asset impairments and restructurings	—	—	(4,649)	(393)

Aluminum Extrusions:
Ongoing operations	3,861	3,897	7,809	13,875
Plant shutdowns, asset impairments and restructurings	—	(535)	(615)	(634)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	1,499	—	1,499	—
Restructurings	—	(1,220)	—	(1,586)

Total	15,814	18,068	38,763	57,770
Interest income	209	289	655	960
Interest expense	483	628	1,921	2,009
Gain on sale of corporate assets	1,001	—	1,001	—
Gain on investment accounted for under the fair value method	5,000	—	5,000	—
Loss from write-down of investment	—	2,095	—	2,095
Stock option-based compensation costs	178	236	516	701
Corporate expenses, net	2,975	2,236	5,040	7,318

Income from continuing operations before income taxes	18,388	13,162	37,942	46,607
Income taxes	7,310	6,967	14,214	18,713

Income from continuing operations	11,078	6,195	23,728	27,894
Income (loss) from discontinued operations	—	(24,571)	(930)	(26,002)

Net income (loss)	$11,078	$(18,376)	$22,798	$1,892

9.

The effective tax rate used to compute income taxes from continuing operations was 39.7% in the third quarter of 2008 compared with 52.9% in the third quarter of 2007, and 37.5% in the first nine months of 2008 compared with 40.1% in the first nine months of 2007. The decrease in the effective tax rate during the third quarter of 2008 versus last year was mainly due to the adjustment of income taxes during the third quarter of each year to the rate that results in a year-to-date effective tax rate that is equal to the rate estimated for that entire year. The decrease in the effective tax rate for continuing operations for the first nine months of 2008 versus 2007 was primarily due to the reversal in 2008 of $1.1 million of valuation allowances on capital loss carry-forwards recognized in 2007 (see Note 6 for more information), partially offset by higher effective tax rates for operations outside of the U.S., lower income tax benefits expected for the Domestic Production Activities Deduction and expiration at December 31, 2007 of the research & development tax credit.

A reconciliation of our unrecognized uncertain tax positions since December 31, 2007, is shown below:

	Balance at Dec. 31, 2007	Increase (Decrease) Due to Tax Positions Taken in		Increase (Decrease) Due to Settlements with Taxing Authorities	Reductions Due to Lapse of Statute of Limitations	Balance at Sept. 30, 2008

		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,268	$144	$—	$(31)	$(8)	$3,373
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,325)					(2,375)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	943					998

Interest and penalties accrued on deductions taken relating to uncertain tax positions with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet	1,195					1,427
Related deferred income tax assets recognized on interest and penalties	(436)					(522)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	759					905

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,702					$1,903

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

          Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001 or for 2004. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2005.

10.	The table below summarizes share repurchase activity by month through September 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased as Part of:		Maximum Number of Shares at End of Period That May Yet be Purchased Under January 2008 Program

			August 2006 Program (a)	January 2008 Program (b)
Period

January 2008	66,500	$15.86	66,500	—	5,000,000
February 2008	16,300	15.38	—	16,300	4,983,700
March 2008	386,500	15.44	—	402,800	4,597,200
April 2008	—	—	—	402,800	4,597,200
May 2008	311,800	14.84	—	714,600	4,285,400
June 2008	69,400	14.23	—	784,000	4,216,000
July 2008	253,600	13.87	—	1,037,600	3,962,400
August 2008	—	—	—	1,037,600	3,962,400
September 2008	—	—	—	1,037,600	3,962,400

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

Executive Summary

          Third-quarter 2008 income from continuing operations was $11.1 million (33 cents per share) compared with $6.2 million (16 cents per share) in the third quarter of 2007. Income from continuing operations for the first nine months of 2008 was $23.7 million (69 cents per share) compared with $27.9 million (71 cents per share) in the first nine months of 2007. Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. Gains and losses from the sale of assets and other special items are described in Note 6 on page 9. The following tables present Tredegar’s net sales and operating profit by segment for the third quarter and nine months ended September 30, 2008 and 2007:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30

	2008	2007	2008	2007

Net Sales
Film Products	$131,187	$134,064	$399,030	$400,385
Aluminum Extrusions	92,072	95,097	275,819	298,280

Total net sales	223,259	229,161	674,849	698,665
Add back freight	5,450	5,191	16,348	15,456

Sales as shown in the Consolidated Statements of Income	$228,709	$234,352	$691,197	$714,121

Operating Profit
Film Products:
Ongoing operations	$10,454	$15,926	$34,719	$46,508
Plant shutdowns, asset impairments and restructurings	—	—	(4,649)	(393)

Aluminum Extrusions:
Ongoing operations	3,861	3,897	7,809	13,875
Plant shutdowns, asset impairments and restructurings	—	(535)	(615)	(634)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	1,499	—	1,499	—
Restructurings	—	(1,220)	—	(1,586)

Total	15,814	18,068	38,763	57,770
Interest income	209	289	655	960
Interest expense	483	628	1,921	2,009
Gain on sale of corporate assets	1,001	—	1,001	—
Gain on investment accounted for under the fair value method	5,000	—	5,000	—
Loss from write-down of investment	—	2,095	—	2,095
Stock option-based compensation costs	178	236	516	701
Corporate expenses, net	2,975	2,236	5,040	7,318

Income from continuing operations before income taxes	18,388	13,162	37,942	46,607
Income taxes	7,310	6,967	14,214	18,713

Income from continuing operations	11,078	6,195	23,728	27,894
Income (loss) from discontinued operations	—	(24,571)	(930)	(26,002)

Net income (loss)	$11,078	$(18,376)	$22,798	$1,892

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products. Net sales (sales less freight) in Film Products were down 2.2% in the third quarter of 2008 compared with 2007, while operating profit from ongoing operations decreased 34% in the same period. Volume was 56.1 million pounds in the third quarter of 2008, down 6.5% from 60.0 million pounds in the third quarter of 2007.

          Net sales in Film Products for the first nine months of 2008 were down slightly from the first nine months of 2007. Operating profit from ongoing operations was down 25.4% in the first nine months of 2008 versus 2007. Volume was 170.8 million pounds in the first nine months of 2008, down 8.0% from 185.7 million pounds in the first nine months of 2007.

          Volume was down in the third quarter and first nine months of 2008 compared with last year due primarily to competitive pressures, particularly for personal care and surface protection materials. Net sales declined compared to last year due to lower volume, partially offset by appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs.

          Operating profit from ongoing operations decreased in the third quarter and first nine months of 2008 versus 2007 due primarily to lower volume and a lag in the pass-through of higher resin costs, partially offset by cost reduction efforts and the benefit from appreciation of the U.S. dollar value of currencies for operations outside of the U.S. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated resin lag was an unfavorable $4 million in the third quarter of 2008, an unfavorable $7.2 million for the first nine months of 2008, an unfavorable $1 million for the third quarter of 2007 and an unfavorable $500,000 for the first nine months of 2007. We estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of $1.3 million in the third quarter of 2008 compared with the third quarter of 2007, and $3.7 million in the first nine months of 2008 compared with the first nine months of 2007.

          Future operating profit levels in films will depend on our ability to deliver product innovations, reduce costs and manage the business under significantly greater global economic uncertainty.

          Capital expenditures in Film Products were $9.5 million in the first nine months of 2008 compared with $11.7 million in the first nine months of last year, and are projected to be approximately $15 million in 2008. Depreciation expense was $26.3 million in the first nine months of 2008 compared with $25 million in the first nine months of last year, and is projected to be approximately $35 million in 2008.

Aluminum Extrusions. Net sales from continuing operations in Aluminum Extrusions were down 3.2% in the third quarter of 2008 compared with 2007, while operating profit from ongoing U.S. operations was flat for the same period. Volume from continuing operations decreased to 35.3 million pounds in the third quarter of 2008, down 11.1% from 39.7 million pounds in the third quarter of 2007.

          Net sales in Aluminum Extrusions for the first nine months of 2008 were down 7.5% from the first nine months of 2007. Operating profit from ongoing U.S. operations in the first nine months of 2008 was down 44% versus last year. Volume was 107.9 million pounds in the first nine months of 2008, down 12.7% from 123.6 million pounds in the first nine months of 2007.

          The decreases in net sales in the third quarter and first nine months of 2008 compared with last year was mainly due to lower volume, partially offset by higher selling prices from the pass-through of higher average aluminum costs. Shipments declined in most markets. Operating profit from ongoing U.S. operations was flat during the third quarter of 2008 compared with last year as a favorable change of $1 million in insurance costs offset the adverse impact of the decline in volume. Operating profit from ongoing U.S. operations declined during the first nine months of 2008 compared with last year mainly due to lower volume. We continue to be very focused on reducing costs in light of the decline in volume and market conditions.

          Capital expenditures for continuing operations in Aluminum Extrusions were $4.3 million in the first nine months of 2008 compared with $3.5 million in the first nine months of last year, and are projected to be approximately $11 million in 2008. In January 2008, Tredegar announced plans to spend approximately $24 million over the following 18 months to expand the capacity at its plant in Carthage, Tennessee. In the first nine months of 2008, approximately 70% of the sales of aluminum extrusions from operations in the U.S. were related to non-residential construction, and this additional capacity will increase Tredegar’s capabilities in this sector. Depreciation expense was $6.0 million in the first nine months of 2008 compared with $6.3 million in the first nine months of last year, and is projected to be approximately $8.1 million in 2008.

          On February 12, 2008, we sold our aluminum extrusions business in Canada for a purchase price of $25.5 million to an affiliate of H.I.G. Capital. The purchase price is subject to adjustment based upon the actual working capital of the business at the time of sale. The final purchase price is estimated at $24.6 million, with the decline from the amount estimated at February 12, 2008 due to the excess of estimated working capital over actual working capital. We expect to realize cash income tax benefits in 2008 from the sale of approximately $12 million. All historical results for this business have been reflected as discontinued operations.

          Other Items. Net pension income from continuing operations was $617,000 in the third quarter and $3.7 million in the first nine months of 2008, an unfavorable change of $73,000 and favorable change of $1.6 million (3 cents per share after taxes), respectively, from amounts recognized in the comparable periods of 2007. Most of the favorable change in the first nine months of 2008 relate to a pension plan that is reflected in “Corporate expenses, net” in the segment operating profit table on page 15. We contributed approximately $167,000 to our pension plans for continuing operations in 2007 and expect to contribute a similar amount in 2008. Corporate expenses, net for the first nine months of 2008 compared with last year also declined due to lower costs for certain performance-based compensation programs.

          At September 30, 2008, the fair value of the assets of our pension plans was estimated at $235 million, down from $284 million at December 31, 2007. The significant decline was mainly due to the drop in global stock prices and benefit payments to retirees of approximately $2.4 million per quarter. The projected benefit obligation at December 31, 2008 is approximately $202 million at a discount rate of 6.75% and $197 million at a discount rate of 7.0%. Subsequent to September 30, 2008, global stock prices continued to decline which likely resulted in a decline in the value of our pension assets below the projected pension obligation. Based on global stock market valuations in October 2008, the minimum required contribution to our pension plans in 2009 is estimated at $5 to $10 million and the corresponding decline in net pension income in 2009 compared with 2008 is estimated at $500,000 to $2 million. The actual contribution required for 2009 and the pension income or expense for 2009 will be based on pension asset and liability valuation information as of December 31, 2008.

          Interest expense declined slightly in the third quarter and first nine months of 2008 compared with last year as higher average debt levels were offset by lower average interest rates.

          The effective tax rate used to compute income taxes from continuing operations was 39.7% in the third quarter of 2008 compared with 52.9% in the third quarter of 2007, and 37.5% in the first nine months of 2008 compared with 40.1% in the first nine months of 2007. The decrease in the effective tax rate during the third quarter of 2008 versus last year was mainly due to the adjustment of income taxes during the third quarter of each year to the rate that results in a year-to-date effective tax rate that is equal to the rate estimated for that entire year. The decrease in the effective tax rate for continuing operations for the first nine months of 2008 versus 2007 was primarily due to the reversal in 2008 of $1.1 million of valuation allowances on capital loss carry-forwards recognized in 2007 (see Note 6 on page 9 for more information), partially offset by higher effective tax rates for operations outside of the U.S., lower income tax benefits expected for the Domestic Production Activities Deduction and expiration at December 31, 2007 of the research & development tax credit.

          Our investment in Harbinger Capital Partners Special Situations Fund, L.P. had a reported capital account value of $17.2 million at September 30, 2008, compared with $23.0 million at December 31, 2007. This investment has a carrying value in our balance sheet of $10 million, which represents the amount invested on April 2, 2007.

          Our share repurchases in 2008 are summarized in Note 10 on page 14. Additional information on net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 22.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2007, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2007, there have been no changes in these policies that have had a material impact on results of operations or financial position. Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. Gains and losses from the sale of assets and other special items are described in Note 6 on page 9.

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

Results of Operations

Third Quarter 2008 Compared with Third Quarter 2007

          Overall, sales in the third quarter of 2008 decreased 2.4% compared with 2007. Net sales (sales less freight) decreased 2.2% in Film Products primarily due to lower volume, partially offset by appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs. Volume was down in the third quarter compared with last year primarily due to competitive pressures, particularly for personal care materials. Net sales decreased 3.2% in Aluminum Extrusions due to lower volume partially offset by higher selling prices from the pass-through of higher average aluminum costs. Shipments declined in most markets. For more information on net sales and volume, see the executive summary beginning on page 15.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.2% in the third quarter of 2008 from 15.5% in 2007. The gross profit margin decreased in Film Products and Aluminum Extrusions primarily because of the decline in volume noted above. In addition, the gross profit margin in Film Products was adversely impacted by a lag in the pass-through of higher resin costs, partially offset by cost reduction efforts.

          As a percentage of sales, selling, general and administrative and R&D expenses were 7.3% in the third quarter of 2008, down from 8.0% in the third quarter of last year. The decrease is primarily due to lower selling, general and administrative expenses in Film Products from cost reduction efforts.

          Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. Gains and losses from the sale of assets and other special items are described in Note 6 on page 9.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $209,000 in the third quarter of 2008 and $289,000 in 2007. Interest expense declined slightly in third quarter of 2008 compared with last year as higher average debt levels were offset by lower average interest rates. Average debt outstanding and interest rates were as follows:

	Three Months Ended Sept 30

(In Millions)	2008	2007

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$42.4	$30.9
Average interest rate	3.2%	6.2%
Fixed-rate and other debt:
Average outstanding debt balance	$1.8	$2.2
Average interest rate	4.5%	3.7%

Total debt:

Average outstanding debt balance	$44.2	$33.1
Average interest rate	3.3%	6.0%

          The effective tax rate used to compute income taxes from continuing operations was 39.7% in the third quarter of 2008 compared with 52.9% in the third quarter of 2007, and 37.5% in the first nine months of 2008 compared with 40.1% in the first nine months of 2007. The decrease in the effective tax rate during the third quarter of 2008 versus last year was mainly due to the adjustment of income taxes during the third quarter of each year to the rate that results in a year-to-date effective tax rate that is equal to the rate estimated for that entire year. The decrease in the effective tax rate for continuing operations for the first nine months of 2008 versus 2007 was primarily due to the reversal in 2008 of $1.1 million of valuation allowances on capital loss carry-forwards recognized in 2007 (see Note 6 on page 9 for more information), partially offset by higher effective tax rates for operations outside of the U.S., lower income tax benefits expected for the Domestic Production Activities Deduction and expiration at December 31, 2007 of the research & development tax credit.

First Nine Months of 2008 Compared with First Nine Months of 2007

          Overall, sales in the first nine months of 2008 decreased by 3.2% compared with 2007. Net sales (sales less freight) decreased slightly in Film Products primarily due to lower volume, partially offset by appreciation of the U.S. dollar value of currencies for operations outside of the U.S. and higher selling prices from the pass-through of higher resin costs. Volume was down in the first nine months of 2008 compared with last year due primarily to competitive pressures, particularly for personal care materials and surface protection films. Net sales decreased 7.5% in Aluminum Extrusions due to lower volume partially offset by higher selling prices from the pass-through of higher average aluminum costs. Shipments declined in most markets. For more information on net sales and volume, see the executive summary beginning on page 15.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 12.9% in the first nine months of 2008 from 15.2% in 2007. The gross profit margin decreased in Film Products and Aluminum Extrusions primarily because of the decline in volume noted above. In addition, the gross profit margin in Film Products was adversely impacted by a lag in the pass-through of higher resin costs, partially offset by cost reduction efforts.

          As a percentage of sales, selling, general and administrative and R&D expenses were 7.6% in the first nine months of 2008, a decrease from 7.8% in 2007. The decrease is primarily due to higher pension income, lower costs for certain performance-based compensation programs and lower selling, general and administrative expenses in Film Products from cost reduction efforts.

          Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6. Gains and losses from the sale of assets and other special items are described in Note 6 on page 9.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $655,000 in the first nine months of 2008 and $960,000 in 2007. Interest expense declined slightly in the first nine months of 2008 versus 2007 as higher average debt levels were offset by lower average interest rates. Average debt outstanding and interest rates were as follows:

	Nine Months Ended Sept 30

(In Millions)	2008	2007

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR:
Average outstanding debt balance	$54.3	$40.5
Average interest rate	3.9%	6.1%
Fixed-rate and other debt:
Average outstanding debt balance	$1.9	$2.3
Average interest rate	4.1%	3.9%

Total debt:
Average outstanding debt balance	$56.2	$42.8
Average interest rate	3.9%	6.0%

          The effective tax rate used to compute income taxes from continuing operations was 37.5% in the first nine months of 2008 compared with 40.1% in the first nine months of 2007. The decrease in the effective tax rate for continuing operations for the first nine months of 2008 versus 2007 was primarily due to the reversal in 2008 of $1.1 million of valuation allowances on capital loss carry-forwards recognized in 2007 (see Note 6 on page 9 for more information), partially offset by higher effective tax rates for operations outside of the U.S., lower income tax benefits expected for the Domestic Production Activities Deduction and expiration at December 31, 2007 of the research & development tax credit.

Liquidity and Capital Resources

          Changes in operating assets and liabilities from December 31, 2007 to September 30, 2008 are summarized below:

•	Accounts receivable increased $17.5 million (18.0%).

–

Accounts receivable in Film Products increased by $2.8 million. Days sales outstanding (“DSO”) increased to 47 at September 30, 2008 compared with 45 at December 31, 2007, and was within the range experienced over the last twelve months.

–

Accounts receivable for continuing operations in Aluminum Extrusions increased by $14.7 million. DSO was 43 at September 30, 2008 compared with 40 at December 31, 2007, and was within the range experienced over the last twelve months.

•	Inventories declined $13.8 million (28.4%).

–

Inventories in Film Products decreased by approximately $5.7 million. Inventory days decreased to 36 at September 30, 2008 compared with 43 days at December 31, 2007, primarily due to an overall effort to reduce inventory levels.

–

Inventories for continuing operations in Aluminum Extrusions decreased by approximately $8.1 million. Inventory days decreased to 19 at September 30, 2008 compared with 35 at December 31, 2007, primarily due to cyclical fluctuations and an overall effort to reduce inventory levels.

•

Net property, plant and equipment was down $19.2 million or 7.1% due primarily to depreciation for continuing operations of $32.3 million compared with capital expenditures of $13.8 million and machinery and equipment asset impairments in Film Products of $2.1 million, partially offset by appreciation of foreign currencies relative to the U.S. Dollar (favorable impact of $1.4 million).

•	Accounts payable increased by $8.9 million (13.2%).

–

Accounts payable in Film Products increased by $2.0 million. Accounts payable days were 30 at September 30, 2008 compared with 30 at December 31, 2007, and were within the range experienced over the last twelve months.

–

Accounts payable for continuing operations in Aluminum Extrusions increased by $11.3 million. Accounts payable days increased to 41 at September 30, 2008 from 37 at December 31, 2007, primarily due to cyclical fluctuations and improved payable terms with suppliers.

–

Accounts payable decreased at corporate by $4.4 million due primarily to $3.4 million payable at December 31, 2007 to a securities broker relating to our repurchase of Tredegar common stock (no balance was outstanding for this item at September 30, 2008).

•	Accrued expenses increased by $5.7 million (16.9%) due primarily to timing of payments.

•

Net deferred income tax liabilities in excess of assets increased by $19.2 million and income taxes recoverable increased by $13.7 million due primarily to the movement between these line items in the balance sheet.

          Cash provided by operating activities was $60.4 million in the first nine months of 2008 compared with $74.4 million in the first nine months of 2007. The change is primarily related to normal volatility of working capital components and lower income from continuing operations.

          Cash provided by investing activities was $11.4 million in the first nine months of 2008, compared with cash used in investing activities of $34.5 million in the first nine months of 2007. The change between periods is primarily due to proceeds received in 2008 from the sale of the aluminum extrusions business in Canada of $23.6 million and investments and purchases of real estate of $2.1 million in 2008, down from $22.6 million last year.

          Net cash flow used in financing activities was $73.5 million in the first nine months of 2008 and related to net repayments on our revolving credit facility with excess cash flow of $53.7 million, the payment of regular quarterly dividends of $4.1 million (4 cents per share per quarter) and repurchases of Tredegar common stock ($19.8 million including settlement of $3.4 million; see more information in Note 10 on page 14), partially offset by proceeds from the exercise of stock options of $4.1 million.

          Further information on cash flows for the nine months ended September 30, 2008 and 2007 are provided in the consolidated statements of cash flows on page 4.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of September 30, 2008 are as follows:

Net Capitalization and Indebtedness as of Sept 30, 2008 (In Thousands)

Net capitalization:
Cash and cash equivalents	$46,624
Debt:
$300 million revolving credit agreement maturing December 15, 2010	27,000
Other debt	1,535

Total debt	28,535

Debt net of cash and cash equivalents	(18,089)
Shareholders’ equity	488,286

Net capitalization	$470,197

Indebtedness as defined in revolving credit agreement:
Total debt	$28,535
Face value of letters of credit	5,458
Liabilities relating to derivative financial instruments	3,862

Indebtedness	$37,855

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $242 million was available to borrow at September 30, 2008. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At September 30, 2008, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended September 30, 2008 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2008:
Net income	$36,155
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	19,867
Interest expense	2,633
Charges related to stock option grants and awards accounted for under the fair value-based method	793
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	43,581
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,960)	6,876
Minus:
After-tax income related to discontinued operations	(5,391)
Total income tax benefits for continuing operations	—
Interest income	(907)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $5,199)	(10,199)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	93,408
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,581)

Adjusted EBIT as defined in revolving credit agreement	$49,827

Shareholders’ equity at September 30, 2008	$488,286
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.41x
Interest coverage ratio (adjusted EBIT-to-interest expense)	18.92x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$138,569
Minimum adjusted shareholders’ equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$333,078
Maximum leverage ratio permitted:
Ongoing (2.75x effective January 1, 2009)	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 22 regarding credit agreements and interest rate exposures.

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

          See the executive summary beginning on page 15 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $95,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu. During the first nine months of 2008, significantly higher natural gas costs were mostly offset by this energy surcharge.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for the first nine months of 2008 and 2007 are as follows:

Percentage of Net Sales from Continuing Manufacturing Operations Related to Foreign Markets*

	Nine Months Ended Sept 30

	2008		2007

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	5%	—%	5%	—%
Europe	1	18	1	16
Latin America	—	3	—	3
Asia	2	8	4	6

Total	8%	29%	10%	25%

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

          In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of $1.3 million in the third quarter of 2008 compared with the third quarter of 2007, and $3.7 million in the first nine months of 2008 compared with the first nine months of 2007.

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

          There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          See Note 10 on page 14 for the information required by this item.

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

Tredegar Corporation
(Registrant)

Date:	November 5, 2008	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)