Form 10-K
period 2008-12-31
TREDEGAR CORP
filed 2009-03-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter): $377,027,070*

Number of shares of Common Stock outstanding as of January 31, 2009: 33,909,932 (33,920,565 as of June 30, 2008)

* In determining this figure, an aggregate of 8,272,465 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2008.

Documents Incorporated By Reference

          Portions of the Tredegar Corporation Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission (the “SEC”) and mail it to shareholders on or about April 14, 2009.

*	Items 11 and 14 and portions of Items 10, 12 and 13 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS

Description of Business

          Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. The financial information related to Tredegar’s films and continuing aluminum segments and related to geographical areas included in Note 3 to the notes to financial statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.

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

          Film Products also produces single and multi-layer surface protection films sold under the UltraMask® and ForceFieldTM brand names. These films are used in high technology applications, including protecting components of flat panel displays and liquid crystal display (“LCD”) televisions during the manufacturing process.

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

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $283 million in 2008, $259 million in 2007, and $255 million in 2006 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

          P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Research and Development and Intellectual Property. Film Products has technical centers in Richmond, Virginia; Terre Haute, Indiana; Chieti, Italy; and Shanghai, China; and holds 199 issued patents (75 of which are issued in the U.S.) and 111 trademarks (7 of which are issued in the U.S.). Expenditures for research and development (“R&D”) were approximately $11.0 million in 2008, $8.4 million in 2007 and $8.1 million in 2006.

Aluminum Extrusions

          The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”) produce soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, machinery and equipment, electrical, and consumer durables markets. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for the Canadian business have been reflected as discontinued operations (see Note 17 to the notes to financial statements for more information).

          Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted aluminum extrusions for sale directly to fabricators and distributors that use our extrusions to produce window components, curtain walls and storefronts, tub and shower enclosures, industrial machinery and equipment and automotive parts, among other products. Sales are made primarily in the United States, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product quality, service and price.

          Aluminum Extrusions sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment (Continuing Operations)

	2008	2007	2006

Building and construction:
Commercial	72	65	55
Residential	13	17	19
Distribution	5	9	18
Transportation	4	4	3
Machinery and equipment	2	2	2
Electrical	2	2	2
Consumer durables	2	1	1

Total	100	100	100

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be an adequate supply of aluminum and other required raw materials and supplies in the immediate future.

Intellectual Property. Aluminum Extrusions holds two U.S. registered trademarks.

General

Patents, Licenses and Trademarks. Tredegar considers patents, licenses and trademarks to be of significance for Film Products. We routinely apply for patents on significant developments in this business. Our patents have remaining terms ranging from 1 to 19 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar’s spending for R&D activities in 2008, 2007 and 2006 was related to Film Products. R&D spending was approximately $11.0 million in 2008, $8.4 million in 2007 and $8.1 million in 2006.

Backlog. Backlogs are not material to our operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2008 was down by approximately 47% compared with December 31, 2007. The demand for extruded aluminum shapes is down significantly in most market segments, which we believe is cyclical in nature. Aluminum extrusion volume from continuing operations decreased to 136.2 million pounds in 2008, down 12.6% from 155.8 million pounds in 2007. Aluminum extrusion volume was down 15.9% in 2007 from 185.2 million pounds in 2006. Shipments declined in most markets. Shipments in non-residential construction, which comprised approximately 72% of total volume in 2008, declined by approximately 2.7% in 2008 compared to 2007.

Government Regulation. Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. At December 31, 2008, we believe that we were in substantial compliance with all applicable laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees. Tredegar employed approximately 2,200 people in continuing operations at December 31, 2008.

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

General

•

Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts on pages 30-31. We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements. Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in energy, raw material or other costs.

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

•

Our investments (primarily $10 million investment in Harbinger and $7.5 million investment in a drug delivery company) have high risk. Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) is a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment and subject to limitations on withdrawal. The drug delivery company may need several more rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur. There is no secondary market for selling our interests in Harbinger or the drug delivery company. As a result, we will be required to bear the risk of our investments in Harbinger and the drug delivery company for an indefinite period of time.

•

Loss of certain key officers or employees could adversely affect our business. We depend on our senior executive officers and other key personnel to run our business. The loss of any of these officers or other key personnel could materially adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

•

Volatility and disruption of financial markets could affect access to credit. Our ability to invest in our businesses and make acquisitions with funds in excess of the net cash flow generated from ongoing operations requires access to capital markets. Over recent months, many banks and other financial institutions have had to enter into forced or liquidation sales and/or announced multi-billion dollar write-downs related to their exposure to mortgage-backed securities, high leverage loans and other financial instruments. Further, there is uncertainty over the future of the global economy. This, along with other factors, has led to a tightening in the credit markets for certain borrowers. If we are unable to obtain capital at a reasonable cost, we may not be able to expand our operations and implement our growth strategies.

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 33% of our consolidated net sales from continuing operations in 2008, 29% in 2007 and 28% in 2006. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replaces our business with P&G. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•

Growth of Film Products depends on our ability to develop and deliver new products at competitive prices. Personal care, surface protection and packaging products are now being made with a variety of new materials and the overall cycle for changing materials has accelerated. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business. In the long term, growth will depend on our ability to provide innovative materials at a cost that meets our customers’ needs.

•

Continued growth in Film Products’ sale of high value protective film products is not assured. A shift in our customers’ preference to new or different products could have a material adverse effect on our sale of protective films. Similarly, a decline in consumer demand for notebook computers or LCD monitors or a decline in the rate of growth in purchases of LCD televisions could have a material adverse effect on protective film sales.

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

•

Failure of our customers to achieve success or maintain market share could adversely impact sales and operating margins. Our products serve as components for various consumer products sold worldwide. Our customers’ ability to successfully develop, manufacture and market its products is integral to our success.

Aluminum Extrusions

•	Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the United States, particularly in the construction, distribution and transportation industries. Our market segments are also subject to seasonal slowdowns. Because of the high degree of operating leverage inherent in our operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with defaults on fixed-price forward sales contracts with our customers) that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•

The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 850 customers associated with its continuing operations that are in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 5% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy.

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

           Our principal plants and facilities are listed below:

Film Products
Locations in the United States	Locations in Foreign Countries	Principal Operations
Lake Zurich, Illinois	Chieti, Italy (technical center)	Production of plastic films and
Pottsville, Pennsylvania	Guangzhou, China	laminate materials
Red Springs, North Carolina	Kerkrade, The Netherlands
(leased)	Rétság, Hungary
Richmond, Virginia (technical	Roccamontepiano, Italy
center) (leased)	São Paulo, Brazil
Terre Haute, Indiana	Shanghai, China
(technical center and
production facility)

Aluminum Extrusions
Locations in the United States	Locations in Canada	Principal Operations
Carthage, Tennessee	All locations in Canada were part of the sale on February 12, 2008, of the aluminum extrusions business in Canada (see Note 17 to the notes to financial statements for more information)	Production of aluminum extrusions, fabrication and finishing
Kentland, Indiana
Newnan, Georgia

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

           Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 33,909,932 shares of common stock held by 3,356 shareholders of record on December 31, 2008.

           The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2008		2007

	High	Low	High	Low

First quarter	$18.56	$13.13	$24.44	$21.18
Second quarter	19.49	14.19	24.45	20.57
Third quarter	20.59	13.38	22.43	16.25
Fourth quarter	18.68	11.41	18.27	13.33

          The closing price of our common stock on February 27, 2009 was $16.70.

Dividend Information

          We have paid a dividend every quarter since becoming a public company in July 1989. During 2008, 2007 and 2006, our quarterly dividend was 4 cents per share.

          All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our credit agreement and such other considerations as the Board deems relevant. See Note 8 beginning on page 57 for the restrictions contained in our credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

          On January 7, 2008, we announced that our board of directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of Tredegar’s outstanding common stock. The authorization has no time limit. This share repurchase program replaced our previous share repurchase authorization announced on August 8, 2006.

          Under these standing authorizations, we purchased approximately 1.1 million shares in 2008 and 4.8 million shares in 2007 of our stock in the open market at an average price of $14.88 and $16.00 per share, respectively. During 2006, we did not purchase any shares of our common stock. The table below summarizes share repurchase activity under each plan by month during 2008 and 2007:

		Average Price Paid Per Share Before Broker Commissions			Maximum Number of Shares at End of Period that May Yet be Purchased Under:
			Total Number of Shares Purchased as Part of:
	Total Number of Shares Purchased

			August 2006 Program (a)	January 2008 Program (b)	August 2006 Program (a)	January 2008 Program (b)
Period

January - July 2007	—	$—	—	—	5,000,000	—
August 2007	687,100	17.25	687,100	—	4,312,900	—
September 2007	1,005,600	17.03	1,692,700	—	3,307,300	—
October 2007	518,800	17.32	2,211,500	—	2,788,500	—
November 2007	1,236,900	14.13	3,448,400	—	1,551,600	—
December 2007	1,385,100	15.73	4,833,500	—	166,500	—
January 2008	66,500	15.86	4,900,000	—	—	5,000,000
February 2008	16,300	15.38	—	16,300	—	4,983,700
March 2008	386,500	15.44	—	402,800	—	4,597,200
April 2008	—	—	—	402,800	—	4,597,200
May 2008	311,800	14.84	—	714,600	—	4,285,400
June 2008	69,400	14.23	—	784,000	—	4,216,000
July 2008	253,600	13.87	—	1,037,600	—	3,962,400
August - December 2008	—	—	—	1,037,600	—	3,962,400

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

Annual Meeting

          Our annual meeting of shareholders will be held on May 19, 2009, beginning at 9:00 a.m. EDT at Lewis Ginter Botanical Garden, 1800 Lakeside Avenue, Richmond, Virginia, 23228. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about April 14, 2009.

Comparative Tredegar Common Stock Performance

          The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2008. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation The S&P SmallCap 600 Index
And The Russell 2000 Index

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved. Copyright© 2009 Dow Jones & Co. All rights reserved.

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

Legal Counsel	Independent Registered Public Accounting Firm

Hunton & Williams LLP	PricewaterhouseCoopers LLP
Richmond, Virginia	Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

          The tables that follow on pages 11-16 present certain selected financial and segment information for the five years ended December 31, 2008.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2008		2007		2006		2005		2004

(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$883,899		$922,583		$937,561		$808,464		$709,649
Other income (expense), net	10,341	(b)	1,782	(c)	1,444	(d)	(2,211	) (e)	15,604	(f)

	894,240		924,365		939,005		806,253		725,253

Cost of goods sold	739,721	(b)	761,509	(c)	779,376	(d)	672,465	(e)	580,893	(f)
Freight	20,782		19,808		22,602		20,276		18,027
Selling, general & administrative expenses	58,699		68,501		64,082	(d)	61,007	(e)	57,221	(f)
Research and development expenses	11,005		8,354		8,088		8,982		15,265
Amortization of intangibles	123		149		149		299		330
Interest expense	2,393		2,721		5,520		4,573		3,171
Asset impairments and costs associated with exit and disposal activities	12,390	(b)	4,027	(c)	4,080	(d)	15,782	(e)	12,566	(f)

	845,113		865,069		883,897		783,384		687,473

Income from continuing operations before income taxes	49,127		59,296		55,108		22,869		37,780
Income taxes	19,486	(b)	24,366		19,791	(d)	9,497		10,201	(f)

Income from continuing operations (a)	29,641		34,930		35,317		13,372		27,579

Discontinued operations (a):
Income (loss) from aluminum extrusions business in Canada	(705)		(19,681)		2,884		2,857		(1,319)
Income from venture capital investment activities	—		—		—		—		2,921

Income (loss) from discontinued operations (a)	(705)		(19,681)		2,884		2,857		1,602

Net income	$28,936		$15,249		$38,201		$16,229		$29,181

Diluted earnings (loss) per share:
Continuing operations (a)	$.87		$.90		$.91		$.35		$.72
Discontinued operations (a)	(.02)		(.51)		.07		.07		.04

Net income	$.85		$.39		$.98		$.42		$.76

Refer to notes to financial tables on page 16.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2008	2007	2006	2005	2004

(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$12.40	$14.13	$13.15	$12.53	$12.45
Cash dividends declared per share	.16	.16	.16	.16	.16
Weighted average common shares outstanding during the period	33,977	38,532	38,671	38,471	38,295
Shares used to compute diluted earnings per share during the period	34,194	38,688	38,931	38,597	38,507
Shares outstanding at end of period	33,910	34,765	39,286	38,737	38,598
Closing market price per share:
High	$20.59	$24.45	$23.32	$20.19	$20.25
Low	11.41	13.33	13.06	11.76	13.00
End of year	18.18	16.08	22.61	12.89	20.21
Total return to shareholders (g)	14.1%	(28.2)%	76.6%	(35.4)%	31.2%

Financial Position:
Total assets	$610,632	$784,478	$781,787	$781,758	$769,474
Cash and cash equivalents	45,975	48,217	40,898	23,434	22,994
Debt	22,702	82,056	62,520	113,050	103,452
Shareholders’ equity (net book value)	420,416	491,328	516,595	485,362	480,442
Equity market capitalization (h)	616,484	559,021	888,256	499,320	780,066

Refer to notes to financial tables on page 16.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (i)

Segment	2008	2007	2006	2005	2004

(In Thousands)

Film Products	$522,839	$530,972	$511,169	$460,277	$413,257
Aluminum Extrusions	340,278	371,803	403,790	327,659	277,985
AFBS (formerly Therics)	—	—	—	252	380

Total net sales (j)	863,117	902,775	914,959	788,188	691,622
Add back freight	20,782	19,808	22,602	20,276	18,027

Sales as shown in Consolidated Statements of Income	$883,899	$922,583	$937,561	$808,464	$709,649

Identifiable Assets

Segment	2008	2007	2006	2005	2004

(In Thousands)

Film Products	$399,895	$488,035	$498,961	$479,286	$472,810
Aluminum Extrusions	112,259	115,223	128,967	130,448	126,425
AFBS (formerly Therics)	1,629	2,866	2,420	2,759	8,613

Subtotal	513,783	606,124	630,348	612,493	607,848
General corporate	50,874	74,927	30,113	61,905	54,163
Cash and cash equivalents	45,975	48,217	40,898	23,434	22,994

Identifiable assets from continuing operations	610,632	729,268	701,359	697,832	685,005
Discontinued operations (a):
Aluminum extrusions business in Canada	—	55,210	80,428	83,926	84,469

Total	$610,632	$784,478	$781,787	$781,758	$769,474

Refer to notes to financial tables on page 16.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2008		2007		2006		2005		2004

(In Thousands)

Film Products:
Ongoing operations	$53,914		$59,423		$57,645		$44,946		$43,259
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets and related income from LIFO inventory liquidations	(11,297)	(b)	(649)	(c)	221	(d)	(3,955)	(e)	(10,438)	(f)

Aluminum Extrusions:
Ongoing operations	10,132		16,516		18,302		17,084		14,526
Plant shutdowns, asset impairments and restructurings	(687)	(b)	(634)	(c)	(1,434)	(d)	(993)	(e)	(146)	(f)
Other	—		—		—		—		7,316	(f)

AFBS (formerly Therics):
Ongoing operations	—		—		—		(3,467)		(9,763)
Loss on investment in Therics, LLC	—		—		(25)		(145)		—
Gain on sale of investments in Theken Spine and Therics, LLC	1,499	(b)	—		—		—		—
Plant shutdowns, asset impairments and restructurings	—		(2,786)	(c)	(637)	(d)	(10,318)	(e)	(2,041)	(f)

Total	53,561		71,870		74,072		43,152		42,713
Interest income	1,006		1,212		1,240		586		350
Interest expense	2,393		2,721		5,520		4,573		3,171
Gain on sale of corporate assets	1,001		2,699		56		61		7,560
Gain from write-up of an investment accounted for under the fair value method	5,600	(b)	—		—		—		—
Loss from write-down of an investment	—		2,095	(c)	—		5,000	(e)	—
Stock option-based compensation costs	782		978		970		—		—
Corporate expenses, net	8,866		10,691		13,770		11,357	(e)	9,672

Income from continuing operations before income taxes	49,127		59,296		55,108		22,869		37,780
Income taxes	19,486	(b)	24,366	(c)	19,791	(d)	9,497		10,201

Income from continuing operations	29,641		34,930		35,317		13,372		27,579
Income (loss) from discontinued operations (a)	(705)		(19,681)		2,884		2,857		1,602

Net income	$28,936		$15,249		$38,201		$16,229		$29,181

Refer to notes to financial tables on page 16.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2008	2007	2006	2005	2004

(In Thousands)

Film Products	$34,588	$34,092	$31,847	$26,673	$21,967
Aluminum Extrusions	8,018	8,472	8,378	7,996	7,474
AFBS (formerly Therics)	—	—	—	437	1,300

Subtotal	42,606	42,564	40,225	35,106	30,741
General corporate	70	91	111	195	241

Total continuing operations	42,676	42,655	40,336	35,301	30,982
Discontinued operations (a):
Aluminum extrusions business in Canada	515	3,386	3,945	3,488	3,440

Total	$43,191	$46,041	$44,281	$38,789	$34,422

Capital Expenditures, Acquisitions and Investments

Segment	2008	2007	2006	2005	2004

(In Thousands)

Film Products	$11,135	$15,304	$33,168	$50,466	$44,797
Aluminum Extrusions	9,692	4,391	6,609	5,750	7,263
AFBS (formerly Therics)	—	—	—	36	275

Subtotal	20,827	19,695	39,777	56,252	52,335
General corporate	78	6	24	73	572

Capital expenditures for continuing operations	20,905	19,701	39,801	56,325	52,907
Discontinued operations (a):
Aluminum extrusions business in Canada	39	942	772	6,218	2,744

Total capital expenditures	20,944	20,643	40,573	62,543	55,651
Acquisitions and other	—	—	—	—	1,420
Investments	5,391	23,513	542	1,095	5,000

Total	$26,335	$44,156	$41,115	$63,638	$62,071

Refer to notes to financial tables on page 16.

NOTES TO FINANCIAL TABLES

(In Thousands, Except Per-Share Data)

(a)

On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2008, discontinued operations include an after-tax loss of $412 on the sale in addition to operating results through the closing date. In 2007, discontinued operations also include $11,428 in cash income tax benefits from the sale that were realized in 2008. In 2004, discontinued operations include a gain of $2,921 after-taxes primarily related to the reversal of a business and occupancy tax contingency accrual upon favorable resolution. The accrual was originally recorded in connection with our venture capital investment operation. Since we sold substantially all of our venture capital investment portfolio in 2003, the operating results associated with the venture capital investment portfolio have been reported as discontinued operations.

(b)

Plant shutdowns, asset impairments and restructurings for 2008 include an asset impairment charge of $9,735 for Film Products, a charge of $2,655 for severance and other employee related costs in connection with restructurings for Film Products ($2,145) and Aluminum Extrusions ($510), a pre-tax gain of $583 from the sale of land rights and related improvements at the Film Products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statement of income), and a $177 pre-tax charge related to expected future environmental costs at the Aluminum Extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The gain of $1,499 ($965 after taxes) from the sale of our investments in Theken Spine and Therics, LLC. is included in “Other income (expense), net” in the consolidated statements of income). AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. The gain from the write-up of an investment accounted for under the fair value method of $5,600 in 2008 is included in “Other income (expense), net” in the consolidated statements of income. Income taxes in 2008 includes the reversal of a valuation allowance recognized in the third quarter of 2007 of $1,066 that originally related to expected limitations on the utilization of assumed capital losses on certain investments.

(c)

Plant shutdowns, asset impairments and restructurings for 2007 include a charge of $2,786 related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey, charges of $594 for asset impairments in Film Products, a charge of $592 for severance and other employee-related costs in Aluminum Extrusions, a charge of $55 related to the shutdown of the films manufacturing facility in LaGrange, Georgia, and a charge of $42 associated with the expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The loss from the write-down of an investment in 2007 of $2,095 is included in “Other income (expense), net” in the consolidated statements of income.

(d)

Plant shutdowns, asset impairments and restructurings for 2006 include a net gain of $1,454 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2,889 for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income) and a gain of $261 on the sale of related property and equipment (included in “Other income (expense), net” in the consolidated statements of income), partially offset by severance and other costs of $1,566 and asset impairment charges of $130, charges of $1,020 for asset impairments in Film Products, a charge of $920 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income), charges of $727 for severance and other employee-related costs in connection with restructurings in Film Products ($213) and Aluminum Extrusions ($514), and charges of $637 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey. Income taxes in 2006 include a reversal of a valuation allowance of $577 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux in 2005. Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicated that realization of related deferred tax assets is more likely than not.

(e)

Plant shutdowns, asset impairments and restructurings for 2005 include charges of $10,318 related to the sale or assignment of substantially all of AFBS’ assets, charges of $2,071 related to severance and other employee-related costs in connection with restructurings in Film Products ($1,118), Aluminum Extrusions ($498) and corporate headquarters ($455, included in “Corporate expenses, net” in the operating profit by segment table), a charge of $2,101 related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, a net gain of $1,667 related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a gain on the sale of the facility ($1,816, included in “Other income (expense), net” in the consolidated statements of income), partially offset by shutdown-related expenses ($225), a charge of $1,019 for process reengineering costs associated with the implementation of an information system in Film Products (included in “Costs of goods sold” in the consolidated statements of income), a net charge of $843 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1,363 in charges for employee relocation and recruitment is included in “Selling, general & administrative expenses” in the consolidated statements of income), a gain of $653 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a gain on the sale of the facility ($630, included in “Other income (expense), net” in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals ($23), charges of $583 for asset impairments in Film Products, a gain of $508 for interest receivable on tax refund claims (included in “Corporate expenses, net” in the operating profit by segment table and “Other income (expense), net” in the consolidated statements of income), a charge of $495 in Aluminum Extrusions, including an asset impairment ($597), partially offset by the reversal to income of certain shutdown-related accruals ($102), charges of $353 for accelerated depreciation related to restructurings in Film Products, and a charge of $182 in Film Products related to the write-off of an investment. As of December 31, 2005, the investment in Novalux, Inc. of $6,095 was written down to estimated fair value of $1,095. The loss from the write-down, $5,000, is included in “Other income (expense), net” in the consolidated statements of income.

(f)

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

(j)

Net sales include sales to P&G totaling $282,670 in 2008, $258,602 in 2007 and $255,414 in 2006. These amounts include plastic film sold to others who converted the film into materials used in products manufactured by P&G.

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

          Income from continuing operations was $29.6 million (87 cents per diluted share) in 2008 compared with $34.9 million (90 cents per diluted share) in 2007. Gains on the sale of assets, investment write-downs or write-ups and other items and losses related to plant shutdowns, assets impairments and restructurings are described in results of operations beginning on page 22. The business segment review begins on page 33.

Film Products

          In Film Products, net sales were $522.8 million in 2008, down 1.5% versus $531.0 million in 2007. Operating profit from ongoing operations was $53.9 million in 2008, down 9.3% compared with $59.4 million in 2007. Volume decreased to 221.2 million pounds in 2008 from 244.3 million pounds in 2007. The volume decline was primarily due to competitive pressures in most product segments, most notably the personal care and surface protection markets. Net sales declined compared to last year due to lower volume, partially offset by higher selling prices from the pass-through of increased resin costs. A significant portion of the substantially lower resin costs realized in the fourth quarter of 2008 will not be passed through to customers via lower selling prices until the first quarter of 2009.

          Operating profit from ongoing operations in Film Products decreased in 2008 versus 2007 due primarily to lower volume, partially offset by cost reduction efforts and the benefit from appreciation of the U.S. dollar value of currencies for operations outside of the U.S. (benefit from currency rate changes was approximately $3.6 million). Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated unfavorable impact of the lag in the pass-through of changes in average resin costs and year-end adjustments for inventories accounted for under the last-in first-out method (“LIFO”) was $600,000 and $2.5 million for 2008 and 2007, respectively.

          Volume and operating profits in films are expected to continue to be adversely impacted by competitive pressures and the global economic downturn. More than ever, we are focused on reducing costs and managing the business under significantly greater economic uncertainty.

          Capital expenditures in Film Products were $11.1 million in 2008, down from $15.3 million in 2007, and are projected to be approximately $22 million in 2009. Depreciation expense was $34.5 million in 2008, up from $33.9 million in 2007, and is projected to be approximately $32 million in 2009.

Aluminum Extrusions

          Net sales from continuing operations in Aluminum Extrusions were $340.3 million in 2008, down 8.5% from $371.8 million in 2007. Operating profit from ongoing U.S. operations decreased to $10.1 million in 2008, down 38.7% from $16.5 million in 2007. Volume from continuing operations was 136.2 million pounds in 2008, down 12.6% from 155.8 million pounds in 2007.

          The decrease in net sales was mainly due to lower volume. Shipments declined in most markets. Shipments in non-residential construction, which comprised 72% of total volume in 2008, declined by approximately 2.7% in 2008 compared with 2007. Operating profit from ongoing U.S. operations declined in 2008 compared with last year mainly due to lower volume. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2008 was down by approximately 47% compared with December 31, 2007. We continue to be very focused on reducing costs in light of anticipated further declines in volume based on current market conditions.

          Capital expenditures for continuing operations in Aluminum Extrusions were $9.7 million in 2008, a $5.3 million increase from $4.4 million in 2007, and are projected to be approximately $24 million in 2009. In January 2008, we announced plans to spend approximately $24 million over the following 18 months to expand the capacity at our plant in Carthage, Tennessee. This project, which accounted for $5.7 million of capital expenditures in 2008, will increase our capabilities in the non-residential construction sector. Depreciation expense for continuing operations was $8.0 million in 2008, a decrease of 5.4% from $8.5 million in 2007, and is projected to be $8.6 million in 2009.

          On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25 million to an affiliate of H.I.G. Capital. We realized cash income tax benefits in 2008 from the sale of approximately $12 million. All historical results for this business have been reflected as discontinued operations.

Other Developments

          Net pension income from continuing operations was $4.9 million in 2008, a favorable change of $2.1 million (4 cents per share after taxes) from amounts recognized in 2007. Most of the favorable changes relate to a pension plan that is reflected in “Corporate expenses, net” in the operating profit by segment table presented on page 14. We contributed approximately $122,000 to our pension plans for continuing operations in 2008.

          At December 31, 2008, the fair value of the assets of our pension plans was estimated at $194.5 million, down from $284.1 million at December 31, 2007. The significant decline was mainly due to the drop in global stock prices and benefit payments to retirees of approximately $10.2 million in 2008. The projected benefit obligation at December 31, 2008 is approximately $211.7 million at a discount rate of 6.5%. The minimum required contribution to our pension plans in 2009 is estimated at $4.4 million, and net pension income in 2009 is estimated at $3.2 million.

          Interest expense was $2.4 million in 2008, a $328,000 decline versus 2007 as higher average debt levels during the year were offset by lower average interest.

          The effective tax rate used to compute income taxes from continuing operations was 39.7 % in 2008 compared with 41.1% in 2007. The decrease in the effective tax rate for continuing operations for 2008 versus 2007, which had a favorable impact of 2 cents per share, was due to numerous factors as shown in the effective income tax rate reconciliation provided in Note 14 on page 66.

          On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment and subject to limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At December 31, 2008, Harbinger reported our capital account value at $10.1 million versus the carrying value of $10 million (included in “Other assets and deferred charges” in our consolidated balance sheet).

          See discussion of investment accounted for under the fair value method on page 20.

          During 2008 and 2007, we invested $4.3 million and $6.2 million, respectively, in real estate. At December 31, 2008 and 2007, the carrying value of investments in this real estate equaled the amounts invested (included in “Other assets and deferred charges” in our consolidated balance sheet).

          In 2008 we repurchased 1.1 million shares of our stock under a standing authorization from our board of directors at an average price of $14.88 per share. Due to strong cash flows from operations and proceeds received from the sales of the aluminum extrusions business in Canada, our net debt (total debt of $82.0 million less cash and cash equivalents of $48.2 million) of $33.8 million at December 31, 2007 improved to net cash (cash and cash equivalents of $46.0 million in excess of total debt of $22.7 million) of $23.3 million at December 31, 2008 (net debt or cash is not intended to represent debt or cash as defined by generally accepted accounting principles, but is utilized by management in evaluating financial leverage and equity valuation and we believe that investors also may find net debt or cash helpful for the same purposes). Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 25.

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

          We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units include Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities). As of December 1 and December 31, 2008, the estimated fair value of our reporting units exceeded the carrying value of their respective net assets. We estimate the fair value using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples. The estimated fair value of Film Products exceeded the carrying value of its net assets by a wide margin. In Aluminum Extrusions, the excess of its fair value over carrying value of related net assets was approximately 12% at December 31, 2008. Estimated fair values and carrying values change as business conditions change, and the relatively low margin by which the estimated fair value of Aluminum Extrusions exceeded its carrying value results in a reasonably possible chance that a goodwill impairment under U.S. generally accepted accounting principles will be triggered in the future. As of December 31, 2008, we estimate that if the estimated fair value of Aluminum Extrusions were only $1 below the carrying value of its net assets, that the amount of the goodwill impairment under U.S. generally accepted accounting principles would have been an anomalous write-off of the entire amount of $30.6 million (also $30.6 million after taxes since there would be no income tax benefits related to the write-off).

          In assessing the recoverability of long-lived identifiable assets and goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Based upon assessments performed, we recorded asset impairment losses for continuing operations related to long-lived identifiable assets of $8.6 million in 2008, $594,000 in 2007 and $1.2 million in 2006. For asset impairments relating to discontinued operations, see Note 17 to the notes to financial statements.

Investment Accounted for Under the Fair Value Method

          On August 31, 2007, we invested $6.5 million in a privately held drug delivery that is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes. On December 15, 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee. This investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At December 31, 2008, our ownership interest was approximately 21% on a fully diluted basis. In connection with the new round of equity financing in the fourth quarter of 2008, we recognized an unrealized gain of $5.6 million for the write-up of this investment based upon the implied valuation of our ownership interest. At December 31, 2008 and 2007, the fair value of our investment (the carrying value included in “Other assets and deferred charges” in our consolidated balance sheet) was $13.1 million and $6.5 million, respectively.

          Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the dates of our investments (August 31, 2007 and December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to the last round of financing, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger or initial public offering indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of December 15, 2008, or another new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

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

          The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. Our weighted average discount rate for continuing operations was 6.5% at the end of 2008, 6.25% at the end of 2007 and 5.75% at the end of 2006, with changes between periods due to changes in market interest rates. The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2007 and 2006 (not applicable in 2008). Based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The value of our plan assets relating to continuing operations decreased $89.6 million, or 31.5%, in 2008 primarily due to the drop in global stock prices. Between 2003 and 2007, the value of our plan assets relating to continuing operations increased due to improved general market conditions after declining from 2000 to 2002. Our expected long-term return on plan assets relating to continuing operations, which is primarily based on estimated market and economic conditions as well as asset mix, was 8.5% from 2004 to 2007, 8.75% in 2003 and 9% in 2002 and prior years. Our expected long-term return on plan assets was lowered to 8.25% for fiscal year 2009. See page 64 for more information on expected long-term return on plan assets and asset mix.

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

          For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $2.6 million and $3.3 million as of December 31, 2008 and 2007, respectively. Included in the 2008 and 2007 amounts were $1.8 million and $2.3 million, respectively, for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority. Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $1.3 million and $1.2 million at December 31, 2008 and 2007, respectively ($827,000 and $759,000, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

          We anticipate that by December 31, 2009, we will settle several disputed issues raised by the Internal Revenue Service (the “IRS”) during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1.3 million, which would be applied against the balance of unrecognized tax benefits and accrued interest and penalties.

          Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2005.

          As of December 31, 2008 and 2007, we had valuation allowances relating to deferred tax assets of $9.8 million and $9.4 million, respectively. For more information on deferred income tax assets and liabilities, see Note 14 of the notes to financial statements.

Recently Issued Accounting Standards

          The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 161 addresses concerns that the disclosures required by SFAS No. 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations and cash flows. SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. The new disclosure guidance will apply to all interim and annual reporting periods for which a balance sheet and income statement are presented. SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements and related disclosures.

Results of Continuing Operations

2008 versus 2007

Revenues. Sales in 2008 decreased by 4.2% compared with 2007 due to sales declines in both Film Products and Aluminum Extrusions. Net sales (sales less freight) decreased 1.5% in Film Products as competitive pressures led to lower volume, which was partially offset by higher selling prices from the pass-through of increased resin costs. Net sales decreased 8.5% in Aluminum Extrusions due to lower volume as shipments declined in most markets. For more information on net sales and volume, see the executive summary beginning on page 17.

Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 14.0% in 2008 and 15.3% in 2007. The gross profit margin decreased in Film Products and Aluminum Extrusions primarily due to lower sales volumes, partially offset by cost reduction efforts and the favorable impact of changes in the U.S. dollar value of currencies for operations outside the U.S. The benefit from currency rate changes was approximately $3.6 million.

          As a percentage of sales, selling, general and administrative and R&D expenses were 7.9% in 2008, down from 8.3% in 2007. The decrease is primarily due to lower selling, general and administrative expenses in Film Products from cost reduction efforts.

          Losses associated with plant shutdowns, asset impairments and restructurings in 2008 totaled $12.0 million ($8.4 million after taxes) and included:

•

A fourth quarter charge of $7.2 million ($5.0 million after taxes), a second quarter charge of $854,000 ($717,000 after taxes), and a first quarter charge of $1.6 million ($1.2 million after taxes) for asset impairments in Film Products;

•

A second quarter charge of $90,000 ($83,000 after taxes) and a first quarter charge of $2.1 million ($1.4 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter charge of $275,000 ($169,000 after taxes) and a first quarter charge of $235,000 ($145,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•

A fourth quarter pretax gain of $583,000 ($437,000 after taxes) related to the sale of land rights and related improvements at the Film Products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income); and

•

A fourth quarter charge of $72,000 ($44,000 after taxes) and a second quarter charge of $105,000 ($65,000 after taxes) related to expected future environmental costs at the Aluminum Extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

          The severance in Film Products includes a reduction in workforce in the first quarter of 2008 (approximately 6% or 90 of Film Products’ total employees) that is expected to save approximately $4.2 million on an annualized basis.

          We recognized a gain of $1.5 million ($965,000 after taxes) from the sale of our investments in Theken Spine and Therics, LLC. The gain is included in “Other income (expense), net” in the consolidated statements of income. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar.

          Results in 2008 include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.6 million ($3.6 million after taxes; see further discussion on page 20). Gains on the sale of corporate assets in 2008 include realized gains of $509,000 ($310,000 after taxes) from the sale of equity securities and $492,000 ($316,000 after taxes) from the sale of corporate real estate. The pretax amounts for each of these items is included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 14.

          For more information on costs and expenses, see the executive summary beginning on page 17.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $1.0 million in 2008, down from $1.2 million in 2007 due to lower average yield earned on cash equivalents. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

          Interest expense was $2.4 million in 2008, a 12.0% decrease in comparison to $2.7 million for 2007, as higher average debt levels during the year were offset by lower average interest rates. Average debt outstanding and interest rates were as follows:

(In Millions)	2008	2007

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$47.7	$41.5
Average interest rate	3.8%	6.0%
Fixed-rate and other debt:
Average outstanding debt balance	$1.8	$2.2
Average interest rate	4.1%	3.8%

Total debt:
Average outstanding debt balance	$49.5	$43.7
Average interest rate	3.8%	5.9%

Income Taxes. The effective tax rate used to compute income taxes from continuing operations decreased to 39.7% in 2008 compared with 41.1% in 2007. The decrease in the effective tax rate for continuing operations, which had a favorable impact of 2 cents per share, was due to numerous factors as shown in the effective income tax rate reconciliation provided in Note 14 on page 66.

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

          Losses associated with plant shutdowns, asset impairments and restructurings in 2007 totaled $4.1 million ($2.8 million after taxes) and included:

•

A fourth quarter charge of $1.2 million ($780,000 after taxes), a third quarter charge of $1.2 million ($793,000 after taxes) and a first quarter charge of $366,000 ($238,000 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey;

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

Financial Condition

Assets and Liabilities

          Changes in assets and liabilities from continuing operations from December 31, 2007 to December 31, 2008 are summarized below:

•	Accounts receivable decreased $5.7 million (5.8%).

–

Accounts receivable in Film Products decreased by $3.9 million due mainly to lower sales and the strengthening of the U.S. dollar relative to other foreign currencies. Days sales outstanding (“DSO”) remained consistent at 45 at December 31, 2008 and 2007.

–

Accounts receivable for continuing operations in Aluminum Extrusions decreased by $1.8 million. DSO was 43 at December 31, 2008 compared with 40 at December 31, 2007, which was within the range experienced over the last twelve months.

•	Inventories decreased $11.9 million (24.4%).

–

Inventories in Film Products decreased by approximately $9.9 million. Inventory days decreased to 36 at December 31, 2008 from 43 at December 31, 2007, primarily due to an overall effort to reduce inventory levels and a strengthening of the U.S. dollar relative to other foreign currencies.

–

Inventories for continuing operations of Aluminum Extrusions decreased by approximately $2.0 million. Inventory days decreased to 30 at December 31, 2008 compared with 35 at December 31, 2007, primarily due to cyclical fluctuations and an overall effort to reduce inventory levels.

•

Net property, plant and equipment decreased $32.2 million (12.0%) with capital expenditures of $20.9 million offset by depreciation of $42.6 million, machinery and equipment asset impairments in Film Products of $8.6 million, the appreciation of the U.S. dollar relative to foreign currencies ($1.4 million decline) and $544,000 for property disposals.

•	Accounts payable decreased by $12.2 million (18.1%).

–

Accounts payable in Film Products decreased by $8.3 million due mainly to lower sales. Accounts payable days were 25 at December 31, 2008 compared with 30 at December 31, 2007, which was within the range experienced over the last twelve months.

–

Accounts payable for continuing operations in Aluminum Extrusions increased by $199,000. Accounts payable days were 42 at December 31, 2008 compared with 37 days at December 31, 2007, primarily due to cyclical fluctuations and improved payable terms with suppliers.

–

Accounts payable decreased at corporate by $4.1 million from the prior year primarily due to a $3.4 million amount payable at December 31, 2007 to a securities broker relating to our repurchase of Tredegar common stock.

•	Accrued expenses increased by $4.7 million (13.9%) due primarily due to the increase in unrealized losses on future contracts that hedge fixed priced customer contracts in Aluminum Extrusions.

•

Other noncurrent assets decreased and other noncurrent liabilities increased due primarily to the change in the funded status of our defined benefit pension plans. As of December 31, 2008, the funded status of our defined benefit pension plan was a net liability of $17.1 million in “Other noncurrent liabilities” compared with an asset of $86.3 million in “Other assets and deferred charges” and a liability of $2.3 million in “Other noncurrent liabilities” as of December 31, 2007.

•

Net deferred income tax liabilities in excess of assets decreased by $22.0 million due to numerous changes between years in the balance of the components shown in the December 31, 2008 and 2007 schedule of deferred income tax assets and liabilities provided in Note 14 on page 66. Income taxes recoverable increased by $12.2 million due primarily to the tax benefits on certain net operating and capital losses that will be recovered through the carryback to prior years that had operating income and capital gains.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2008 were as follows:

Net Capitalization and Indebtedness as of December 31, 2008 (In Thousands)

Net capitalization:
Cash and cash equivalents	$45,975
Debt:
$300 million revolving credit agreement maturing December 15, 2010	21,000
Other debt	1,702

Total debt	22,702

Cash and cash equivalents net of debt	23,273
Shareholders’ equity	420,416

Net capitalization	$397,143

Indebtedness as defined in revolving credit agreement:
Total debt	$22,702
Face value of letters of credit	6,406
Liabilities relating to derivative financial instruments, net of cash deposits	7,085

Indebtedness	$36,193

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $233 million was available to borrow at January 1, 2009, the date our maximum leverage covenant dropped from 3.0x adjusted EBITDA to 2.75x adjusted EBITDA. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At December 31, 2008, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended December 31, 2008 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2008:
Net income	$28,936
Plus:
After-tax losses related to discontinued operations	705
Total income tax expense for continuing operations	19,486
Interest expense	2,393
Charges related to stock option grants and awards accounted for under the fair value-based method	782
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	42,676
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,839)	12,723
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,006)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,083)	(8,683)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	98,012
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(42,676)

Adjusted EBIT as defined in revolving credit agreement	$55,336

Shareholders’ equity at December 31, 2008 as defined in revolving credit agreement	$486,154
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.37	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	23.12	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$141,638
Minimum adjusted shareholders’ equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$336,147
Maximum leverage ratio permitted:
Ongoing (2.75x effective January 1, 2009)	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

          We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period

(In Millions)	2009	2010	2011	2012	2013	Remainder	Total

Debt	$.5	$21.5	$.3	$.1	$.3	$—	$22.7
Operating leases:
AFBS (formerly Therics)	1.7	1.7	.4	—	—	—	3.8
Other	1.3	1.3	1.4	1.3	.2	—	5.5
Estimated contributions required (1):
Defined benefit plans	4.4	5.4	6.3	5.7	4.9	1.4	28.1
Other postretirement benefits	.5	.5	.5	.6	.6	3.3	6.0
Capital expenditure commitments (2)	17.5	—	—	—	—	—	17.5
Estimated obligations relating to uncertain tax positions (3)	2.2	—	—	—	—	1.6	3.8

Total	$28.1	$30.4	$8.9	$7.7	$6.0	$6.3	$87.4

(1)

Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2009 through 2018 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2008 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2018. See Note 11 on page 60.

(2)

Represents contractual obligations for plant construction and purchases of real property and equipment primarily related to the capacity expansion project at our aluminum extrusions facility in Carthage, Tennessee. See Note 13 on page 65.

(3)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.

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

Shareholders’ Equity

          At December 31, 2008, we had 33,909,932 shares of common stock outstanding and a total market capitalization of $616.5 million, compared with 34,765,450 shares of common stock outstanding and a total market capitalization of $559.0 million at December 31, 2007.

          We purchased 1.1 million shares in 2008 and 4.8 million shares in 2007 on the open market at an average price of $14.88 and $16.00 per share, respectively (no shares purchased in 2006). See the issuer purchases of equity securities section of Item 5 on page 8 regarding purchases of our common stock and our standing authorization permitting additional purchases.

Cash Flows

          The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 43. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

          Cash provided by operating activities was $75.4 million in 2008 compared with $95.6 million in 2007. The decrease is due primarily to normal volatility of working capital components (see assets and liabilities section on page 25 for discussion of working capital trends) and lower income from continuing operations, partially offset by lower income tax payments (income tax payments were approximately $8.8 million in 2008 compared with $17 million in 2007).

          Cash provided by investing activities was $3.5 million in 2008 compared with cash used in investing activities of $36.3 million in 2007. The improvement was primarily due to proceeds received in 2008 from the sale of our aluminum extrusions business in Canada of $23.4 million and lower investments in 2008 compared with 2007. Capital expenditures in 2008 primarily included the normal replacement of machinery and equipment and the expansion of capacity at our aluminum extrusion facility Carthage, Tennessee. See the executive summary beginning on page 17 and the business segment review beginning on page 33 for more information on capital expenditures.

          Net cash flow used in financing activities was $80.7 million in 2008 and related to net repayments on our revolving credit facility with excess cash flow of $59.5 million, the payment of regular quarterly dividends of $5.4 million (4 cents per share per quarter) and repurchases of Tredegar common stock ($19.8 million including settlement of $3.4 million), partially offset by proceeds from the exercise of stock options of $4.1 million.

          Cash provided by operating activities was $95.6 million in 2007 compared with $104.6 million in 2006. The decrease is due primarily to higher income tax payments (income tax payments were approximately $17.0 million in 2007 compared with $7.8 million in 2006) and a decline in operating results in Aluminum Extrusions (mainly operations in Canada divested on February 12, 2008), partially offset by lower incremental working capital investment.

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

          Resin prices in Europe, Asia and South America have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the executive summary on page 17 and the business segment review on page 33 for more information).

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

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $90,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

      Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for 2008 and 2007 are as follows:

Tredegar Corporation - Continuing Manufacturing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets

	2008			2007

	% of Total Net Sales *		% Total Assets - Foreign Oper- ations *	% of Total Net Sales *		% Total Assets - Foreign Oper- ations *

	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations

Canada	5	—	—	5	—	—
Europe	1	18	15	1	17	16
Latin America	—	3	2	—	3	2
Asia	3	7	7	3	6	7

Total% exposure to foreign markets	9	28	24	9	26	25

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

          In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $3.6 million in 2008 compared with 2007, $3 million in 2007 compared with 2006 and $500,000 in 2006 compared with 2005.

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

Film Products

Net Sales. See the executive summary beginning on page 17 for the discussion of net sales (sales less freight) in Film Products in 2008 compared with 2007.

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

Operating Profit. See the executive summary beginning on page 17 for the discussion of operating profit in Film Products in 2008 compared with 2007.

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

Identifiable Assets. Identifiable assets in Film Products decreased to $400.0 million at December 31, 2008, from $488.0 million at December 31, 2007, due primarily to the decline in prepaid pension assets of $42.9 million as the funded status of our pension plans shifted from a net asset to a net liability, depreciation of $34.5 million and machinery and equipment asset impairments of $8.6 million, partially offset by capital expenditures of $11.1 million and efforts to lower inventory levels (total inventory balances decreased $9.9 million). See page 25 for further discussion on changes in assets and liabilities.

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

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $34.6 million in 2008, $34.1 million in 2007 and $31.8 million in 2006. The increase in 2008 compared with 2007 is primarily due to capital expenditures in 2007 and 2008 and appreciation of the U.S. Dollar value of currencies for operations outside of the U.S. The increase in 2007 compared with 2006 is primarily due to capital expenditures in 2006 and 2007 and appreciation of the U.S. Dollar value of currencies for operations outside of the U.S. We expect depreciation and amortization expense for Film Products to be approximately $32 million in 2009.

          Capital expenditures declined to $11.1 million in 2008 compared with $15.3 million in 2007. Capital expenditures in 2009 are expected to be approximately $22 million. Capital expenditures in 2008 primarily included the normal replacement of machinery.

          Capital expenditures declined to $15.3 million in 2007 compared with $33.2 million in 2006. Capital expenditures in 2007 primarily included the normal replacement of machinery and equipment.

Aluminum Extrusions (Continuing Operations)

Net Sales and Operating Profit. See the executive summary beginning on page 17 for the discussion of net sales (sales less freight) and operating profit for the continuing operations of Aluminum Extrusions in 2008 compared with 2007.

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

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $112.3 million at December 31, 2008, $115.2 million at December 31, 2007 and $129.0 million at December 31, 2006. The decline of $13.8 million at the end of 2007 compared with 2006 is mainly due to lower accounts receivable of $10.4 million and depreciation of $8.5 million compared with capital expenditures of $4.4 million.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $8.0 million in 2008, $8.5 million in 2007 and $8.4 million in 2006. We expect depreciation and amortization expense for Aluminum Extrusions to be approximately $8.6 million in 2009.

          Capital expenditures totaled $9.7 million in 2008, $4.4 million in 2007 and $6.6 million in 2006, and reflect the normal replacement of machinery and equipment and in 2008, spending on the capacity expansion of our Carthage, Tennessee facility. Capital expenditures are expected to be approximately $24 million in 2009. In January 2008, we announced plans to spend approximately $24 million over the next 18 months to expand the capacity at our Carthage, Tennessee facility. Approximately 72% of our 2008 sales of aluminum extrusions from our U.S. operations are related to non-residential construction, and this additional capacity will increase our capabilities in this sector.

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

Management’s Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

          Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

          The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 39-40.

Changes in Internal Control Over Financial Reporting

          There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

          None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information concerning directors and persons nominated to become directors of Tredegar included in the Proxy Statement under the headings “Election of Directors” and “Tredegar’s Board of Directors” is incorporated herein by reference.

          The information concerning corporate governance included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and the Board Committees” and “Corporate Governance” is incorporated herein by reference.

          The information included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Requirements” is incorporated herein by reference.

          Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

John D. Gottwald	54	President and Chief Executive Officer

Nancy M. Taylor	49	President, Tredegar Film Products and Corporate Executive Vice President

Duncan A. Crowdis	56	President, Aluminum Extrusions and Corporate Vice President

D. Andrew Edwards	50	Vice President, Chief Financial Officer and Treasurer

A. Brent King	40	Vice President, General Counsel and Corporate Secretary

Larry J. Scott	58	Vice President, Audit

John D. Gottwald. On January 16, 2006, Mr. Gottwald was elected President and Chief Executive Officer effective March 1, 2006. Mr. Gottwald had served as Chairman of the Board of Directors since September 10, 2001. Mr. Gottwald served as President and Chief Executive Officer from July 10, 1989 until September 10, 2001.

Nancy M. Taylor. Ms. Taylor was appointed Executive Vice President effective January 1, 2009. She was elected President of Tredegar Film Products effective April 5, 2005. She was elected Senior Vice President effective November 1, 2004. Ms. Taylor served as Senior Vice President, Strategy and Special Projects from November 1, 2004 until April 5, 2005. Ms. Taylor served as Managing Director, European Operations, of Tredegar Film Products from January 1, 2003 until November 1, 2004. Ms. Taylor served as Vice President, Administration and Corporate Development from September 10, 2001 until February 12, 2003. Ms. Taylor served as Secretary from February 24, 1994 until February 12, 2003. She served as Vice President, Law, from November 18, 1998 until September 10, 2001, and served as General Counsel from May 22, 1997 until July 25, 2000.

Duncan A. Crowdis. On January 6, 2009, Mr. Crowdis was appointed Vice President effective January 1, 2009. Mr. Crowdis was elected President of Tredegar’s Aluminum Extrusions subsidiaries on June 13, 2005, and continues to serve in such capacity. Mr. Crowdis served as Plant Manager of Aluminum Extrusions from March 2005 until June 2005. He previously served as Chief Process Officer of Aluminum Extrusions from December 2002 until March 2005.

D. Andrew Edwards. Mr. Edwards was elected Vice President, Chief Financial Officer and Treasurer on August 28,

2003. Mr. Edwards has served as Vice President, Finance since November 18, 1998. Mr. Edwards has served as Treasurer since May 22, 1997. From October 19, 1992 until July 10, 2000, Mr. Edwards served as Controller.

A. Brent King. Mr. King was elected Vice President, General Counsel and Corporate Secretary on October 20, 2008, the date that he joined Tredegar. From October 2005 until October 2008, he served as General Counsel at Hilb Rogal & Hobbs. Mr. King was Vice President and Assistant Secretary for Hilb Rogal & Hobbs from 2001 to 2008. He served as Associate General Counsel for Hilb Rogal & Hobbs from 2001 to 2005.

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

          Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 23, 2008. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.

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

          The information included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2008.

Column (a) Plan Category	Column (b) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Column (c) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Column (d) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column

Equity compensation plans approved by security holders	*955,631	$15.92	1,009,210

Equity compensation plans not approved by security holders	—	—	—

Total	955,631	$15.92	1,009,210

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the way in which it accounts for uncertain tax positions effective January 1, 2007 and defined benefit pension and other postretirement plans effective December 31, 2006.

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

PricewaterhouseCoopers LLP
Richmond, Virginia
March 5, 2009

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2008	2007	2006

(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$883,899	$922,583	$937,561
Other income (expense), net	10,341	1,782	1,444

	894,240	924,365	939,005

Costs and expenses:
Cost of goods sold	739,721	761,509	779,376
Freight	20,782	19,808	22,602
Selling, general and administrative	58,699	68,501	64,082
Research and development	11,005	8,354	8,088
Amortization of intangibles	123	149	149
Interest expense	2,393	2,721	5,520
Asset impairments and costs associated with exit and disposal activities	12,390	4,027	4,080

Total	845,113	865,069	883,897

Income from continuing operations before income taxes	49,127	59,296	55,108
Income taxes	19,486	24,366	19,791

Income from continuing operations	29,641	34,930	35,317
Income (loss) from discontinued operations	(705)	(19,681)	2,884

Net income	$28,936	$15,249	$38,201

Earnings (loss) per share:
Basic:
Continuing operations	$.87	$.91	$.92
Discontinued operations	(.02)	(.51)	.07

Net income	$.85	$.40	$.99

Diluted:
Continuing operations	$.87	$.90	$.91
Discontinued operations	(.02)	(.51)	.07

Net income	$.85	$.39	$.98

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2008	2007

(In Thousands, Except Share Data)

Assets
Current assets:
Cash and cash equivalents	$45,975	$48,217
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $3,949 in 2008 and $5,198 in 2007	91,400	97,064
Income taxes recoverable	12,549	323
Inventories	36,809	48,666
Deferred income taxes	7,654	9,172
Prepaid expenses and other	5,374	4,077
Current assets of discontinued operation	—	37,750

Total current assets	199,761	245,269

Property, plant and equipment, at cost:
Land and land improvements	7,068	7,278
Buildings	80,867	81,449
Machinery and equipment	552,557	548,961

Total property, plant and equipment	640,492	637,688
Less accumulated depreciation	403,622	368,605

Net property, plant and equipment	236,870	269,083
Other assets and deferred charges	38,926	116,759
Goodwill and other intangibles (other intangibles of $372 in 2008 and $465 in 2007)	135,075	135,907
Noncurrent assets of discontinued operation	—	17,460

Total assets	$610,632	$784,478

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,990	$67,161
Accrued expenses	38,349	33,676
Current portion of long-term debt	529	540
Current liabilities of discontinued operation	—	17,152

Total current liabilities	93,868	118,529
Long-term debt	22,173	81,516
Deferred income taxes	45,152	68,625
Other noncurrent liabilities	29,023	15,662
Noncurrent liabilities of discontinued operation	—	8,818

Total liabilities	190,216	293,150

Commitments and contingencies (Notes 13 and 16)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 33,909,932 shares in 2008 and 34,765,450 in 2007 (including restricted stock)	40,719	51,444
Common stock held in trust for savings restoration plan (59,798 shares in 2008 and 59,222 in 2007)	(1,313)	(1,303)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	23,443	40,610
Loss on derivative financial instruments	(6,692)	(1,204)
Pension and other postretirement benefit adjustments	(64,788)	(3,767)
Retained earnings	429,047	405,548

Total shareholders’ equity	420,416	491,328

Total liabilities and shareholders’ equity	$610,632	$784,478

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2008	2007	2006

(In Thousands)

Cash flows from operating activities:
Net income	$28,936	$15,249	$38,201
Adjustments for noncash items:
Depreciation	43,068	45,892	44,132
Amortization of intangibles	123	149	149
Deferred income taxes	22,183	(24,241)	10,155
Accrued pension and postretirement benefits	(4,426)	(1,735)	3,178
Stock option-based compensation expense	782	978	970
Gain on the write-up of an investment accounted for under the fair value mehtod	(5,600)	—	—
Loss from write-down of investment	—	2,095	—
Gain on sale of assets	(3,083)	(2,699)	(317)
Loss on asset impairments and divestitures	10,136	32,287	1,150
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(678)	15,786	151
Inventories	13,374	4,099	(5,080)
Income taxes recoverable	(12,092)	10,478	1,991
Prepaid expenses and other	(1,873)	764	(275)
Accounts payable and accrued expenses	(18,900)	(2,932)	11,592
Other, net	3,456	(616)	(1,392)

Net cash provided by operating activities	75,406	95,554	104,605

Cash flows from investing activities:
Capital expenditures (net of related accounts payable of $1,709 in 2008)	(19,235)	(20,643)	(40,573)
Investment in a drug delivery company ($1,000 in 2008 and $6,500 in 2007), real estate in 2008 and 2007 and Harbinger ($10,000 in 2007)	(5,391)	(23,513)	(542)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	23,407	—	—
Proceeds from the sale of assets and property disposals & reimbursements from customers for purchases of equipment in 2007	4,691	7,871	475

Net cash provided by (used in) investing activities	3,472	(36,285)	(40,640)

Cash flows from financing activities:
Dividends paid	(5,447)	(6,126)	(6,221)
Debt principal payments	(84,489)	(39,964)	(54,530)
Borrowings	25,000	59,500	4,000
Repurchases of Tredegar common stock, including settlement of $3,368 in 2008 and net of settlement payable of $3,368 in 2007	(19,792)	(73,959)	—
Proceeds from exercise of stock options	4,069	6,471	9,702

Net cash used in financing activities	(80,659)	(54,078)	(47,049)

Effect of exchange rate changes on cash	(461)	2,128	548

(Decrease) increase in cash and cash equivalents	(2,242)	7,319	17,464
Cash and cash equivalents at beginning of period	48,217	40,898	23,434

Cash and cash equivalents at end of period	$45,975	$48,217	$40,898

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$2,465	$2,712	$5,734
Income tax payments (refunds), net	8,794	16,989	7,828

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

						Accumulated Other Comprehensive Income (Loss)

			Retained Earnings	Trust for Savings Restora- tion Plan	Unearned Restricted Stock Compensation	Unrealized Gain on Available- for-Sale Securities	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
	Common Stock

	Shares	Amount

(In Thousands, Except Share and Per-Share Data)

Balance December 31, 2005	38,737,016	$110,706	$364,427	$(1,284)	$(966)	$23	$14,114	$776	$(2,434)	$485,362

Comprehensive income (loss):
Net income	—	—	38,201	—	—	—	—	—	—	38,201
Other comprehensive income (loss):
Available-for-sale securities adjustment, net of reclassification adjustment (net of tax of $13)	—	—	—	—	—	(23)	—	—	—	(23)
Foreign currency translation adjustment (net of tax of $3,921)	—	—	—	—	—	—	7,408	—	—	7,408
Derivative financial instruments adjustment (net of tax of $60)	—	—	—	—	—	—	—	(122)	—	(122)
Minimum pension liability adjustment (net of tax of $422)	—	—	—	—	—	—	—	—	821	821

Comprehensive income										46,285
Cumulative adjustment for the adoption of SFAS No. 158 relating to pension and other postretirement benefits (net of tax of $11,354)	—	—	—	—	—	—	—	—	(19,598)	(19,598)
Cash dividends declared ($.16 per share)	—	—	(6,221)	—	—	—	—	—	—	(6,221)
Stock-based compensation expense	(25,500)	1,066	—	—	—	—	—	—	—	1,066
Restricted stock amortization	—	(966)	—	—	966	—	—	—	—	—
Issued upon exercise of stock options (including related income tax benefits of $678) & other	574,563	9,702	—	—	—	—	—	—	—	9,702
Tredegar common stock purchased by trust for savings restoration plan	—	—	6	(7)	—	—	—	—	—	(1)

Balance December 31, 2006	39,286,079	120,508	396,413	(1,291)	—	—	21,522	654	(21,211)	516,595

Comprehensive income (loss):
Net income	—	—	15,249	—	—	—	—	—	—	15,249
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $10,428)	—	—	—	—	—	—	19,088	—	—	19,088
Derivative financial instruments adjustment (net of tax of $1,166)	—	—	—	—	—	—	—	(1,858)	—	(1,858)
Net gains or losses and prior service costs (net of tax of $10,209)	—	—	—	—	—	—	—	—	16,218	16,218
Amortization of prior service costs and net gains or losses (net of tax of $702)	—	—	—	—	—	—	—	—	1,226	1,226

Comprehensive income										49,923
Cash dividends declared ($.16 per share)	—	—	(6,126)	—	—	—	—	—	—	(6,126)
Stock-based compensation expense	(10,000)	1,654	—	—	—	—	—	—	—	1,654
Issued upon exercise of stock options (including related income tax benefits of $491) & other	322,871	6,609	—	—	—	—	—	—	—	6,609
Repurchases of Tredegar common stock	(4,833,500)	(77,327)	—	—	—	—	—	—	—	(77,327)
Tredegar common stock purchased by trust for savings restoration plan	—	—	12	(12)	—	—	—	—	—	—

Balance December 31, 2007	34,765,450	51,444	405,548	(1,303)	—	—	40,610	(1,204)	(3,767)	491,328

Comprehensive income (loss):
Net income	—	—	28,936	—	—	—	—	—	—	28,936
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,607)	—	—	—	—	—	—	(2,875)	—	—	(2,875)
Reclassification of foreign currency translation gain realized on the sale of the aluminum extrusions business in Canada (net of tax of $7,696)	—	—	—	—	—	—	(14,292)	—	—	(14,292)
Derivative financial instruments adjustment (net of tax of $3,325)	—	—	—	—	—	—	—	(5,488)	—	(5,488)
Net gains or losses and prior service costs (net of tax of $39,678)	—	—	—	—	—	—	—	—	(66,292)	(66,292)
Amortization of prior service costs and net gains or losses (net of tax of $228)	—	—	—	—	—	—	—	—	400	400
Reclassification of net actuarial losses and prior service costs realized on the sale of the aluminum extrusions business in Canada (net of tax of $1,799)	—	—	—	—	—	—	—	—	4,871	4,871

Comprehensive loss										(54,740)
Cash dividends declared ($.16 per share)	—	—	(5,447)	—	—	—	—	—	—	(5,447)
Stock-based compensation expense	(6,000)	1,379	—	—	—	—	—	—	—	1,379
Issued upon exercise of stock options (including related income tax benefits of $76) & other	254,582	4,320	—	—	—	—	—	—	—	4,320
Repurchases of Tredegar common stock	(1,104,100)	(16,424)	—	—	—	—	—	—	—	(16,424)
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—	—	—	—	—	—

Balance December 31, 2008	33,909,932	$40,719	$429,047	$(1,313)	$—	$—	$23,443	$(6,692)	$(64,788)	$420,416

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

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations in these financial statements.

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

          Transaction and remeasurement gains or losses included in income were not material in 2008, 2007 and 2006. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our locations outside the U.S, that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2008 and 2007, Tredegar had cash and cash equivalents of $45,975 and $48,217, respectively, including funds held in locations outside the U.S. of $37,259 and $24,559, respectively.

          Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Accounts and Notes Receivable. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on our assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous operating receivables due within one year.

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

          Capital expenditures for property, plant and equipment include capitalized interest of $228 in 2008, $577 in 2007 and $885 in 2006.

          Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 25 years for buildings and land improvements and 3 to 15 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.

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

          FASB Statement No. 157, Fair Value Measurements (SFAS No. 157), requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1 of each year). Our reporting units include Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities). As of December 1 and December 31, 2008, the estimated fair value of our reporting units exceeded the carrying value of their respective net assets. We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples. The estimated fair value of Film Products exceeded the carrying value of its net assets by a wide margin. In Aluminum Extrusions, the excess of its fair value over carrying value of related net assets was approximately 12% at December 31, 2008. Estimated fair values and carrying values change as business conditions change, and the relatively low margin by which the estimated fair value of Aluminum Extrusions exceeded its carrying value results in a reasonably possible chance that a goodwill impairment under U.S. generally accepted accounting principles will be triggered in the future. As of December 31, 2008, we estimate that if the estimated fair value of Aluminum Extrusions were only $1 below the carrying value of its net assets, that the amount of the goodwill impairment under U.S. generally accepted accounting principles would have been an anomalous write-off of the entire amount of $30,559 (also $30,559 after taxes since there would be no income tax benefits related to the write-off).

          The components of goodwill and other intangibles at December 31, 2008 and 2007, and related amortization periods for continuing operations are as follows:

December 31	2008	2007	Amortization Periods

Carrying value of goodwill:
Film Products	$104,144	$104,507	Not amortized
Aluminum Extrusions	30,559	30,935	Not amortized

Total carrying value of goodwill	134,703	135,442

Carrying value of other intangibles:
Film Products (cost basis of $1,172 in 2008 and 2007)	372	465	Not more than 17 yrs.

Total carrying value of other intangibles	372	465

Total carrying value of goodwill and other intangibles	$135,075	$135,907

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

          A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2008 is as follows:

	2008	2007	2006

Goodwill and other intangibles:
Net carrying value, beginning of year	$135,907	$132,237	$131,529
Amortization	(123)	(149)	(149)
Increase (decrease) due to foreign currency translation and other	(709)	3,819	857

Total carrying value of goodwill and other intangibles	$135,075	$135,907	$132,237

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment when events indicate that an impairment may exist. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of the impairment loss is based on the estimated fair value of the asset, generally determined on a discounted after-tax cash flow basis.

          Assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-down required.

Pension Costs and Postretirement Benefit Costs Other than Pensions. Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to the Company. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies for fiscal years ending after December 15, 2006. Accordingly, we were required to recognize the funded status of our pension and other postretirement plans in our December 31, 2006 financial statements, which resulted in a reduction of prepaid pension cost of $27,651, an increase in related liabilities of $3,301, a decrease in noncurrent deferred income liabilities of $11,354 and a decrease in shareholders’ equity of $19,598. See Note 11 for more information.

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

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2008	2007	2006

Weighted average shares outstanding used to compute basic earnings per share	33,976,833	38,532,036	38,670,757
Incremental shares attributable to stock options and restricted stock	216,887	156,467	260,305

Shares used to compute diluted earnings per share	34,193,720	38,688,503	38,931,062

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2008, 2007 and 2006, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock was 507,982, 184,960 and 1,128,393, respectively.

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

          Stock option-based compensation expense included in determining net income under SFAS 123(R) was $782 ($498 after taxes or 1 cent per share) in 2008, $978 ($629 after taxes or 2 cents per share) in 2007 and $970 ($676 after taxes or 2 cents per share) in 2006. Compensation cost related to restricted and other stock-based awards included in determining net income from continuing operations was $597 in 2008, $713 in 2007 and $188 in 2006.

          The fair value of each option was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing Tredegar stock options granted in 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Dividend yield	1.0%	1.1%	1.1%
Weighted average volatility percentage	39.0%	33.1%	38.3%
Weighted average risk-free interest rate	3.0%	3.3%	4.7%
Holding period (years):
Officers	6.0	n/a	6.0
Management	5.0	5.0	5.0
Weighted average excercise price at date of grant (also weighted average market price at date of grant):
Officers	$15.64	n/a	$15.22
Management	15.81	$14.40	15.32

          The dividend yield is the dividend yield on our common stock at the date of grant, which we believe is a reasonable estimate of the expected yield during the holding period. We calculate expected volatility based on the historical volatility of our common stock using a sequential period of historical data equal to the expected holding period of the option. We have no reason to believe that future volatility for this period is likely to differ from the past. The assumed risk-free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period. The expected holding period and forfeiture assumptions are based on historical experience. Estimated forfeiture assumptions are reviewed through the vesting period. Adjustments are made if actual forfeitures differ from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of the change.

          Tredegar stock options granted during 2008, 2007 and 2006, and related estimated fair value at the date of grant, are as follows:

	2008	2007	2006

Stock options granted (number of shares):
Officers	220,000	n/a	107,500
Management	181,000	4,000	342,300

Total	401,000	4,000	449,800

Estimated weighted average fair value of options per share at date of grant:
Officers	$6.01	n/a	$6.26
Management	5.48	$4.91	5.69

Total estimated fair value of stock options granted (in thousands)	$2,314	$20	$2,620

          Additional disclosure of Tredegar stock options is included in Note 10.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and interest rate and currency exchange rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was immaterial in 2008, 2007 and 2006.

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

Comprehensive Income or Loss. Comprehensive income or loss, which is included in the consolidated statement of shareholders’ equity, is defined as net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, prior service cost and net gains or losses from pension and other postretirement benefit plans arising during the period and amortization of these prior service cost and net gains or losses, minimum pension liability adjustments and unrealized gains and losses on available-for-sale securities, all recorded net of deferred income taxes directly in shareholders’ equity.

          The available-for-sale securities adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

2006

Available-for-sale securities adjustment:
Unrealized net holding gains (losses) arising during the period	$20
Income taxes	(7)
Reclassification adjustment for net losses (gains) realized in income	(56)
Income taxes	20

Available-for-sale securities adjustment	$(23)

Recently Issued Accounting Standards. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 161 addresses concerns that the disclosures required by SFAS No. 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations and cash flows. SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. The new disclosure guidance will apply to all interim and annual reporting periods for which a balance sheet and income statement are presented. SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not believe that the adoption of SFAS No. 161 will have a material impact on our financial statements and related disclosures.

2	INVESTMENTS

          During the third quarter of 2007, we invested $6,500 in a privately held drug delivery company. In the fourth quarter of 2008, we invested an additional $1,000 as part of a new round of equity financing completed by the investee. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios). At December 31, 2008 and 2007, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $13,100 and $6,500, respectively. The write-up of $5,600 ($3,584 after taxes or 10 cents per share) was based on the valuation of our ownership interest implied from a new round of equity financing completed for the investee in the fourth quarter of 2008. This unrealized gain is included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 3.

          On the date of our most recent investment (December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger or initial public offering indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of December 15, 2008, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

          Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. On December 31, 2008, the privately held drug company was converted from a limited liability company taxed as a passthrough entity (partnership) to a corporation. Substantially all shareholder rights from the limited liability company carried over in the conversion. We estimate that our allocation of losses for tax purposes as a passthrough entity in  2008 will be approximately $4,800 (there was no allocation of income or loss to us in 2007).

          The condensed balance sheets for the drug delivery company at December 31, 2008 and 2007 and related condensed statements of income for the year ended December 31, 2008 and four months ended December 31, 2007, that were reported to us by the investee, are provided below:

(In thousands)

(Unaudited)	12/31/08	12/31/07

Assets
Cash & cash equivalents	$5,493	$6,781
Other tangible assets	1,340	1,253
Identifiable intangible asset	1,602	1,396

Total assets	$8,435	$9,430

	12/31/08	12/31/07
Liabilities & Equity
Liabilities	$2,781	$1,494
Convertible promissory notes	5,000	—
Equity	654	7,936

Total liabilities & equity	$8,435	$9,430

	2008	2007

Revenues & Expenses
Revenues	$—	$—
Costs & expenses	7,321	2,379

Net loss	$(7,321)	$(2,379)

          On April 2, 2007, we invested $10,000 in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method. At December 31, 2008 and 2007, Harbinger reported our capital account value at $10,103 and $23,000, respectively. The December 31, 2008 and 2007 carrying value in our balance sheet was equal to our cost basis of $10,000 (included in “Other assets and deferred charges”).

          During 2008 and 2007, we invested approximately $4,300 and $6,200, respectively, in real estate. At December 31, 2008 and 2007, the carrying value in our balance sheet of investments in this real estate (included in “Other assets and deferred charges”) equaled the amount invested.

          In August of 2004, we invested $5,000 in Novalux, Inc., a developer of laser technology for potential use in a variety of applications. We made additional investments in Novalux based on its prospects at the time of $1,095 in October 2005, $400 in May 2006, $142 in September 2006, $458 in July 2007 and $404 in November 2007. We wrote down our investment in Novalux and recognized losses of $2,095 in September 2007 based on anticipated delays in bringing the company’s technology to market and liquidity issues. Our carrying value in Novalux of $404 at December 31, 2007 is included in “Other assets and deferred charges” in the consolidated balance sheet. Novalux assets were sold in January 2008 in exchange for certain unrestricted and restricted common shares of a public company in Australia. We do not expect to receive any significant value from our remaining interest in the Australian company, and no carrying value remains in our balance sheet for this investment.

3	BUSINESS SEGMENTS

          Information by business segment and geographic area for the last three years is provided below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $282,670 in 2008, $258,602 in 2007 and $255,414 in 2006. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

	Net Sales
	2008	2007	2006

Film Products	$522,839	$530,972	$511,169
Aluminum Extrusions	340,278	371,803	403,790

Total net sales	863,117	902,775	914,959
Add back freight	20,782	19,808	22,602

Sales as shown in consolidated statements of income	$883,899	$922,583	$937,561

Operating Profit
	2008	2007	2006

Film Products:
Ongoing operations	$53,914	$59,423	$57,645
Plant shutdowns, asset impairments and restructurings, net of gains on the sale of assets (a)	(11,297)	(649)	221
Aluminum Extrusions:
Ongoing operations	10,132	16,516	18,302
Plant shutdowns, asset impairments and restructurings (a)	(687)	(634)	(1,434)
AFBS (formerly Therics):
Loss on investment in Therics, LLC	—	—	(25)
Gain on sale of investments in Theken Spine and Therics, LLC	1,499	—	—
Restructurings (a)	—	(2,786)	(637)

Total	53,561	71,870	74,072
Interest income	1,006	1,212	1,240
Interest expense	2,393	2,721	5,520
Gain on sale of corporate assets (a)	1,001	2,699	56
Gain from write-up of an investment accounted for under the fair value method (a)	5,600	—	—
Loss from write-down of an investment (a)	—	2,095	—
Stock option-based compensation expense	782	978	970
Corporate expenses, net (a)	8,866	10,691	13,770

Income from continuing operations before income taxes	49,127	59,296	55,108
Income taxes (a)	19,486	24,366	19,791

Income from continuing operations	29,641	34,930	35,317
Income (loss) from discontinued operations (a)	(705)	(19,681)	2,884

Net income	$28,936	$15,249	$38,201

(a)

See Notes 2 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains from sale of assets, investment write-downs or write-ups and other items, and Note 17 for more information on discontinued operations.

(b)

We recognize in the balance sheets the funded status of each of our defined benefit pension and other postretirement plans. As of December 31, 2008, the funded status of our defined benefit pension plan was a net liability of $17,147 in “Other noncurrent liabilities” compared with an asset of $86,295 in “Other assets and deferred charges” (of which $42,856 was reported in Film Products) and a liability of $2,324 in “Other noncurrent liabilities” as of December 31, 2007. See Note 11 for more information on our pension and other postretirement plans.

(c)

The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $20,782 in 2008, $19,808 in 2007 and $22,602 in 2006.

(d)

Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in locations outside the U.S. of $37,259, $24,559 and $19,118 at December 31, 2008, 2007, and 2006, respectively. Export sales relate almost entirely to Film Products. Operations outside the U.S. in The Netherlands, Hungary, China, Italy and Brazil also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

Identifiable Assets
December 31	2008	2007	2006

Film Products (b)	$399,895	$488,035	$498,961
Aluminum Extrusions	112,259	115,223	128,967
AFBS (formerly Therics)	1,629	2,866	2,420

Subtotal	513,783	606,124	630,348
General corporate (b)	50,874	74,927	30,113
Cash and cash equivalents (d)	45,975	48,217	40,898

Continuing operations	610,632	729,268	701,359
Discontinued aluminum extrusions business in Canada (a)	—	55,210	80,428

Total	$610,632	$784,478	$781,787

Depreciation and Amortization				Capital Expenditures
	2008	2007	2006	2008	2007	2006

Film Products	$34,588	$34,092	$31,847	$11,135	$15,304	$33,168
Aluminum Extrusions	8,018	8,472	8,378	9,692	4,391	6,609
AFBS (formerly Therics)	—	—	—	—	—	—

Subtotal	42,606	42,564	40,225	20,827	19,695	39,777
General corporate	70	91	111	78	6	24

Continuing operations	42,676	42,655	40,336	20,905	19,701	39,801
Discontinued aluminum extrusions business in Canada (a)	515	3,386	3,945	39	942	772

Total	$43,191	$46,041	$44,281	$20,944	$20,643	$40,573

Net Sales by Geographic Area (d)
	2008	2007	2006

United States	$531,235	$577,824	$606,411
Exports from the United States to:
Canada	46,790	46,243	42,669
Latin America	1,614	1,188	4,364
Europe	12,532	9,856	8,944
Asia	26,156	31,432	50,096
Foreign operations:
The Netherlands	109,392	104,379	91,476
Hungary	34,889	35,286	29,152
China	62,957	57,252	42,460
Italy	11,057	13,359	14,323
Brazil	26,495	25,956	25,064

Total (c)	$863,117	$902,775	$914,959

Identifiable Assets by Geographic Area (d)				Property, Plant & Equipment, Net by Geographic Area (d)
December 31	2008	2007	2006	2008	2007	2006

United States (b)	$373,073	$429,376	$454,931	$150,354	$163,130	$175,983
Foreign operations:
The Netherlands	61,204	73,658	70,609	44,559	52,383	53,905
Hungary	15,195	20,178	20,039	7,731	10,952	12,475
China	40,092	49,696	53,633	27,809	33,192	34,671
Italy	15,187	17,378	16,734	2,792	3,580	3,565
Brazil	9,032	15,838	14,402	3,088	5,055	4,892
General corporate (b)	50,874	74,927	30,113	537	791	1,944
Cash and cash equivalents (d)	45,975	48,217	40,898	n/a	n/a	n/a

Continuing operations	610,632	729,268	701,359	236,870	269,083	287,435
Discontinued aluminum extrusions business in Canada (a)	—	55,210	80,428	—	11,001	38,328

Total	$610,632	$784,478	$781,787	$236,870	$280,084	$325,763

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

4	ACCOUNTS AND NOTES RECEIVABLE

          Accounts and notes receivable consist of the following:

December 31	2008	2007

Trade, less allowance for doubtful accounts and sales returns of $3,949 in 2008 and $5,198 in 2007	$87,551	$94,699
Other	3,849	2,365

Total	$91,400	$97,064

          The allowance for doubtful accounts and sales returns decreased by $1,249 in 2008 and $2,190 in 2007 and increased by $2,515 in 2006. The changes in 2008, 2007 and 2006 were comprised of increases to the allowance for charges to expense of $2,527, $3,001 and $3,236, respectively, decreases in the allowance for income from recoveries of $1,494, $1,442 and $57, respectively, decreases in the allowance for write-offs of $2,171, $3,780 and $680, respectively, and foreign exchange and other adjustments to the allowance of minus $111, plus $31,and plus $16, respectively.

5	INVENTORIES

          Inventories consist of the following:

December 31	2008	2007

Finished goods	$7,470	$10,004
Work-in-process	2,210	3,624
Raw materials	14,264	19,369
Stores, supplies and other	12,865	15,669

Total	$36,809	$48,666

          Inventories stated on the LIFO basis amounted to $15,426 at December 31, 2008 and $17,774 at December 31, 2007, which are below replacement costs by approximately $17,214 at December 31, 2008 and $25,845 at December 31, 2007. During 2008 and 2006, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $3,600 in 2008 ($2,000 in Film Products and $1,600 in Aluminum Extrusions) and $5,400 in 2006 ($5,300 in Film Products, including $2,900 associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, and $100 in Aluminum Extrusions).

6	FINANCIAL INSTRUMENTS

          In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. The futures contracts are designated as and accounted for as cash flow hedges. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The notional amount of aluminum futures contracts that hedged fixed-price forward sales contracts was $28,086 (23,810 pounds of aluminum) at December 31, 2008 and $36,369 (32,762 pounds of aluminum) at December 31, 2007. Unrealized losses in excess of gains on aluminum futures contracts that hedge fixed-price forward sales contracts of $11,042 ($6,728 after taxes) at December 31, 2008 and $1,815 ($1,204 after taxes) at December 31, 2007, are included as a separate component of shareholders’ equity for the respective periods. The portion of aluminum futures contracts that was ineffective in hedging fixed-price forward sales contracts was immaterial in 2008,

2007 and 2006.

          In 2008, we used a fixed rate Euro forward with various settlement dates to hedge exchange rate exposure on contractual payments due to an Italian machinery supplier for equipment purchased for our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility. The forward contract is designated as and accounted for as a cash flow hedge. These contracts involve elements of credit and market risk that are not reflected on our balance sheet, including the risk of dealing with a counterparty and its ability to meet the terms of the contract. The counterparty to our futures contracts is a major financial institution. The notional amount of foreign currency forward was $4,194 at December 31, 2008. Unrealized gains of $56 ($36 after taxes) at December 31, 2008 on foreign currency forwards that hedge future fixed, contractual Euro-denominated payments due to the Italian machinery supplier are included as a separate component of shareholders’ equity.

          In 2007, we used zero cost collar currency options to hedge a portion of our exposure to changes in exchange rates. Results for continuing operations include realized losses of $239 on currency hedges of royalties relating to our operations in Europe and results from discontinued operations include realized gains of $1,311 on currency hedges of our exposure to the Canadian Dollar (see Note 17 for more information). There were no derivatives outstanding at December 31, 2008 and 2007 relating to currency option hedges.

          After-tax losses of $472 in 2008 and after-tax gains of $731 in 2007 and $1,104 in 2006 were reclassified from other comprehensive income to earnings and were offset by gains or losses, respectively, from transactions relating to the underlying hedged item. As of December 31, 2008, we expect $6,240 of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. We also expect that these losses will be offset by gains from transactions relating to the underlying hedged item.

7	ACCRUED EXPENSES

          Accrued expenses consist of the following:

December 31	2008	2007

Futures contracts, net of cash deposits	$7,085	$1,815
Vacation	5,922	6,182
Plant shutdowns and divestitures	4,922	6,201
Payrolls, related taxes and medical and other benefits	4,476	5,374
Workmen’s compensation and disabilities	2,986	4,159
Incentive compensation	1,849	1,880
Other	11,109	8,065

Total	$38,349	$33,676

          A reconciliation of the beginning and ending balances of accrued expenses associated with plant shutdowns and divestitures for each of the three years in the period ended December 31, 2008 is as follows:

	Severance	Long-Lived Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2005	$1,470	$—	$—	$5,487	$6,957
2006:
Charges	1,371	1,150	—	1,607	4,128
Cash spent	(2,405)	—	—	(2,472)	(4,877)
Charged against assets	—	(1,150)	—	—	(1,150)

Balance at December 31, 2006	436	—	—	4,622	5,058
2007:
Charges	592	594	—	2,841	4,027
Cash spent	(665)	—	—	(1,625)	(2,290)
Charged against assets	—	(594)	—	—	(594)

Balance at December 31, 2007	363	—	—	5,838	6,201
2008:
Charges	2,662	6,994	1,649	—	11,305
Cash spent	(2,594)	—	—	(1,347)	(3,941)
Charged against assets	—	(6,994)	(1,649)	—	(8,643)

Balance at December 31, 2008	$431	$—	$—	$4,491	$4,922

(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton New, Jersey.

          See Note 15 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

8	DEBT AND CREDIT AGREEMENTS

          On December 15, 2005, we refinanced our debt with a new $300,000, five-year unsecured revolving credit agreement (the “Credit Agreement”). At January 1, 2009, the date our maximum leverage covenant dropped from 3.0x adjusted EBITDA to 2.75x adjusted EBITDA, available credit under the Credit Agreement was approximately $233,340. Total debt due and outstanding at December 31, 2008 is summarized below:

Debt Due and Outstanding at December 31, 2008

Year Due	Credit Agreement	Other	Total Debt Due

2009	$—	$554	$554
2010	21,000	469	21,469
2011	—	261	261
2012	—	146	146
2013	—	272	272

Total	$21,000	$1,702	$22,702

          The credit spread over LIBOR and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)

Indebtedness-to- Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

	($21 Million Outstanding at 12/31/08)

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <= 1.75x	87.5	17.5
<= 1x	75	15

          At December 31, 2008, the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

          The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000 plus, beginning October 1, 2005, 50% of net income ($141,638 as of December 31, 2008);

•	Minimum shareholders’ equity (minimum of $336,147 compared with $486,154 of shareholders’ equity as defined in the Credit Agreement as of December 31, 2008);

•	Maximum indebtedness-to-adjusted EBITDA through December 31, 2008 of 3x and 2.75x thereafter (2.5x on a pro forma basis for acquisitions); and

•	Minimum adjusted EBIT-to-interest expense of 2.5x.

          We believe we were in compliance with all of our debt covenants as of December 31, 2008. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

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

          The Rights are scheduled to expire on June 30, 2009.

10	STOCK OPTION AND STOCK AWARD PLANS

          We have one stock option plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. In addition, we have one other stock option plan under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest two years from the date of grant. The option plans also permit the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. No SARs have been granted since 1992 and none are currently outstanding.

          A summary of our stock options outstanding at December 31, 2008, 2007 and 2006, and changes during those years, is presented below:

	Number of Options	Option Exercise Price/Share

		Range			Wgted. Ave.

Outstanding at 12/31/05	2,250,340	$7.38	to	$46.63	$22.90
Granted	449,800	15.11	to	19.52	15.30
Forfeited and Expired	(874,525)	7.38	to	46.63	29.73
Exercised	(578,442)	7.38	to	19.75	16.47

Outstanding at 12/31/06	1,247,173	13.95	to	29.94	18.16
Granted	4,000	14.40	to	14.40	14.40
Forfeited and Expired	(184,065)	13.95	to	29.94	20.68
Exercised	(364,125)	13.95	to	22.72	18.58

Outstanding at 12/31/07	702,983	13.95	to	29.94	17.25
Granted	401,000	14.06	to	19.25	15.72
Forfeited and Expired	(161,515)	13.95	to	29.94	20.07
Exercised	(248,118)	13.95	to	18.90	16.66

Outstanding at 12/31/08	694,350	$13.95	to	$19.52	$15.92

          The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at December 31, 2008:

			Options Outstanding at December 31, 2008				Options Exercisable at December 31, 2008

				Weighted Average		Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)

Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price

$13.95	to	$17.88	593,350	5.8	$15.40	$1,651	222,850	$14.95	$721
17.89	to	19.52	101,000	0.7	18.98	—	98,500	18.97	—

Total			694,350	5.0	$15.92	$1,651	321,350	$16.18	$721

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satis- faction of Certain Performance Criteria

	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)

Outstanding at 12/30/05	109,000	$13.88	$1,513	—	$—	$—
Granted	2,000	16.31	33	—	—	—
Vested	(17,333)	13.95	(242)	—	—	—
Forfeited	(24,167)	13.80	(333)	—	—	—

Outstanding at 12/31/06	69,500	13.97	971	—	—	—
Granted	—	—	—	233,375	20.80	4,854
Vested	(6,000)	13.95	(84)	—	—	—
Forfeited	(4,000)	13.95	(56)	(56,500)	23.00	(1,300)

Outstanding at 12/31/07	59,500	13.97	831	176,875	20.09	3,554
Granted	12,690	16.01	203	146,600	15.80	2,316
Vested	(8,190)	17.08	(140)	—	—	—
Forfeited	(10,500)	14.06	(148)	(115,694)	20.40	(2,360)

Outstanding at 12/31/08	53,500	$13.94	$746	207,781	$16.89	$3,510

          The total intrinsic value of stock options exercised was $653 in 2008, $1,455 in 2007 and $2,174 in 2006. The grant-date fair value of stock option-based awards vested was $1,822 in 2008 and $1,323 in 2006 (none in 2007). As of December 31, 2008, there was $1,223 and $418 of unrecognized compensation cost related to stock option-based awards and non-vested restricted stock and other stock-based awards, respectively. This cost is expected to be recognized over the remaining weighted average period of 1.2 years for stock option-based awards and 0.5 years for non-vested restricted stock and other stock-based awards. Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.

          Stock options exercisable totaled 321,350 shares at December 31, 2008 and 851,873 shares at December 31, 2007. Stock options available for grant totaled 1,009,210 shares at December 31, 2008, 1,412,232 shares at December 31, 2007 and 1,601,700 shares at December 31, 2006.

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

          Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits

	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations:
Discount rate	6.50%	6.25%	5.75%	6.50%	6.25%	5.75%
Rate of compensation increases	n/a	4.00%	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	5.75%	5.75%	6.25%	5.75%	5.75%
Rate of compensation increases	n/a	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets, during the year	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of increase in per-capita cost of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit income (cost):
Service cost	$(3,447)	$(4,232)	$(4,933)	$(71)	$(106)	$(70)
Interest cost	(12,909)	(11,447)	(12,079)	(484)	(503)	(513)
Expected return on plan assets	21,965	20,372	19,820	—	—	—
Amortization of prior service costs and gains or losses	(675)	(1,819)	(4,476)	47	—	14

Net periodic benefit income (cost)	$4,934	$2,874	$(1,668)	$(508)	$(609)	$(569)

          The following tables reconcile the changes in benefit obligations and plan assets in 2008 and 2007, and reconcile the funded status to prepaid or accrued cost at December 31, 2008 and 2007:

	Pension Benefits		Other Post- Retirement Benefits

	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation, beginning of year	$200,129	$205,588	$8,690	$9,366
Service cost	3,447	4,232	71	106
Interest cost	12,909	11,447	484	503
Plan amendments	—	23	—	—
Effect of actuarial (gains) losses related to the following:
Discount rate change	(5,951)	(12,318)	(219)	(467)
Retirement rate assumptions and mortality table adjustments	8,899	—	—	—
Other	2,485	776	(659)	(377)
Benefits paid	(10,233)	(9,619)	(243)	(441)

Benefit obligation, end of year	$211,685	$200,129	$8,124	$8,690

Change in plan assets:
Plan assets at fair value, beginning of year	$284,100	$256,669	$—	$—
Actual return on plan assets	(79,451)	36,883	—	—
Employer contributions	122	167	243	441
Benefits paid	(10,233)	(9,619)	(243)	(441)

Plan assets at fair value, end of year	$194,538	$284,100	$—	$—

Funded status of the plans	$(17,147)	$83,971	$(8,124)	$(8,690)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$86,295	$—	$—
Accrued benefit liability	(17,147)	(2,324)	(8,124)	(8,690)

Net amount recognized	$(17,147)	$83,971	$(8,124)	$(8,690)

          Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Pension and other postretirement liabilities for continuing operations of $25,271 and $11,014 are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2008 and 2007, respectively. Prepaid pension costs for continuing operations of $86,295 is included in “Other assets and deferred charges” in the consolidated balance sheet at December 31, 2007. The amount of our accumulated benefit obligation is the same as our projected benefit obligation.

          At December 31, 2008, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

          Expected benefit payments for continuing operations over the next five years and in the aggregate for 2014-2018 are as follows:

Years	Pension Benefits	Other Post- Retirement Benefits

2009	$12,005	$460
2010	12,609	505
2011	13,219	540
2012	13,896	572
2013	14,512	609
2014 - 2018	82,047	3,289

          The incremental impact for continuing and discontinued operations of adopting SFAS No. 158 as of December 31, 2006 (see the pension costs and postretirement benefit costs other than pensions section of Note 1 for further information on this new standard) and recognizing an additional minimum liability (the “AML”) is shown in the table below:

As of December 31, 2006	Prior to AML & SFAS No. 158 Adjustments	AML Adjustment	SFAS No. 158 Adjustment	Post AML & SFAS No. 158 Adjustments

Prepaid pension costs	$80,442	$1,243	$(27,651)	$54,034
Pension liabilities	—	—	3,619	3,619
Postretirement liabilities	9,740	—	(318)	9,422
Decrease (increase) in deferred income tax liabilities relating to accumulated other comprehensive loss	1,252	(422)	11,354	12,184
Accumulated other comprehensive loss	2,434	(821)	19,598	21,211

          Amounts recognized in 2008, 2007 and 2006 before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension			Other Post- Retirement

	2008	2007	2006	2008	2007	2006

Continuing operations:
Prior service cost (benefit)	$(5,092)	$(6,140)	$(7,200)	$—	$—	$—
Net actuarial (gain) loss	110,319	5,194	36,103	(1,514)	(682)	161
Discontinued operations:
Prior service cost (benefit)	—	1,108	1,002	—	—	—
Net actuarial (gain) loss	—	6,008	3,807	—	(445)	(478)
Total:
Prior service cost (benefit)	(5,092)	(5,032)	(6,198)	—	—	—
Net actuarial (gain) loss	110,319	11,202	39,910	(1,514)	(1,127)	(317)

          The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2009 are as follows:

	Pension	Other Post- Retirement

Continuing operations:
Prior service cost (benefit)	$(1,057)	$—
Net actuarial (gain) loss	2,170	(88)

          The percentage composition of assets held by pension plans for continuing operations at December 31, 2008, 2007 and 2006, and the current expected long-term return on assets are as follows:

	% Composition of Plan Assets			Expected Long-term Return %

December 31	2008	2007	2006

Pension plans related to continuing operations:
Low-risk fixed income securities	10.3%	8.5%	11.4%	4.6%

Large capitalization equity securities	19.9	20.7	22.4	9.1
Mid-capitalization equity securities	0.0	7.4	8.8	9.3
Small-capitalization equity securities	4.1	4.7	5.1	9.6
International equity securities	18.6	22.6	27.4	10.2

Total equity securities	42.6	55.4	63.7	9.6

Hedge and private equity funds	43.8	33.9	22.5	8.1
Other assets	3.3	2.2	2.4	3.3

Total for continuing operations	100.0%	100.0%	100.0%	8.3%

          Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2008. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds have a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 12 years. We expect our required contributions to approximate $4,400 in 2009.

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

          We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2,809 at December 31, 2008 and $2,324 at December 31, 2007. Pension expense recognized was $185 in 2008, $161 in 2007 and $355 in 2006. This information has been included in the preceding pension benefit tables.

          Approximately 146 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $1,007 in 2008, $868 in 2007 and $807 in 2006. This information has been excluded from the preceding pension benefit tables.

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

          We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $3,118 in 2008, $2,828 in 2007 and $2,770 in 2006. The savings plan changes effective January 1, 2007 increased charges for company matching contributions in 2007 by approximately $700. Our liability under the restoration plan was $1,272 at December 31, 2008 (consisting of 69,957 phantom shares of common stock) and $1,027 at December 31, 2007 (consisting of 63,852 phantom shares of common stock) valued at the closing market price on those dates.

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

          Rental expense for continuing operations was $3,541 in 2008, $3,873 in 2007 and $3,859 in 2006. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2008, are as follows:

Year	Amount

2009	$3,001
2010	3,030
2011	1,772
2012	1,317
2013	238
Remainder	—

Total	$9,358

          AFBS, Inc. (formerly known as Therics, Inc. - see Note 15 for additional information regarding its restructuring in 2005), a wholly-owned subsidiary of Tredegar, has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling approximately $3,766. These future rental commitments are included in the above table. Sublease rental commitments relating to excess space at AFBS total $329 (excluded from the above table).

          Contractual obligations for plant construction and purchases of real property and equipment amounted to $17,499 at December 31, 2008 and $2,965 at December 31, 2007. Contractual commitments at December 31, 2008, are primarily related to the capacity expansion at our aluminum extrusions facility in Carthage, Tennessee.

14	INCOME TAXES

          Income from continuing operations before income taxes and income taxes are as follows:

	2008	2007	2006

Income from continuing operations before income taxes:
Domestic	$31,838	$50,942	$48,850
Foreign	17,289	8,354	6,258

Total	$49,127	$59,296	$55,108

Current income taxes:
Federal	$1,494	$24,698	$5,165
State	1,126	856	840
Foreign	6,038	4,351	4,223

Total	8,658	29,905	10,228

Deferred income taxes:
Federal	9,672	(4,009)	9,030
State	114	316	687
Foreign	1,042	(1,846)	(154)

Total	10,828	(5,539)	9,563

Total income taxes	$19,486	$24,366	$19,791

          The increase in 2008 compared with 2007 in income from continuing operations before income taxes for foreign operations is due to lower charges accrued by our domestic subsidiaries for royalties on technology licensed to our subsidiaries outside the U.S,

          The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations

	2008	2007	2006

Income tax expense at federal statutory rate	35.0	35.0	35.0
Unremitted earnings from foreign operations	6.7	2.2	1.2
Valuation allowance for foreign operating loss carry-forwards	3.2	1.4	1.9
State taxes, net of federal income tax benefit	1.6	1.3	1.8
Non-deductible expenses	.2	.2	.3
Research and development tax credit	(.4)	(.1)	(.9)
Valuation allowance for capital loss carry-forwards	(2.2)	1.8	(1.1)
Foreign rate differences	(4.2)	(1.1)	(.3)
Extraterritorial Income Exclusion and Domestic Production Activities Deduction	—	(.5)	(1.8)
Other	(.2)	.9	(.2)

Effective income tax rate	39.7	41.1	35.9

          Deferred tax liabilities and deferred tax assets at December 31, 2008 and 2007, are as follows:

December 31	2008	2007

Deferred tax liabilities:
Depreciation	$27,139	$29,105
Amortization of goodwill	20,648	18,059
Foreign currency translation gain adjustment	12,648	13,497
Pensions	—	31,693
Other	1,975	1,152

Total deferred tax liabilities	62,410	93,506

Deferred tax assets:
Pensions	6,218	—
Employee benefits	6,195	6,543
Derivative financial instruments	4,077	464
Asset write-offs, divestitures and environmental accruals	3,609	3,274
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	2,304	2,761
Allowance for doubtful accounts and sales returns	966	1,237
Tax benefit on state and foreign NOL carryforwards (net of valuation allowance of $5,228 in 2008 and $2,947 in 2007)	883	954
Inventory	166	70
Excess of tax basis over financial reporting basis for the aluminum extrusions business in Canada	—	11,428
Tax in excess of book basis for venture capital and other investments (net of valuation allowance of $4,537 in 2008 and $6,491 in 2007)	—	5,805
Other	494	1,517

Total deferred tax assets	24,912	34,053

Net deferred tax liability	$37,498	$59,453

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$45,152	$68,625
Current deferred tax assets in excess of liabilities	7,654	9,172

Net deferred tax liability	$37,498	$59,453

          Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. A valuation allowance of $5,228 and $2,947 at December 31, 2008 and 2007, respectively, is included in tax benefit on state and foreign NOL carryforwards that offsets an amount included in that line item relating to possible future tax benefits on domestic state and foreign operating losses generated by certain foreign and domestic subsidiaries that may not be recoverable in the carry-forward period. In addition, the valuation allowance for excess capital losses from venture capital and other items was reduced from $6,491 at December 31, 2007 to $4,537 at December 31, 2008 due to changes in the relative amounts of capital gains and losses generated during the year.

          A reconciliation of our unrecognized uncertain tax positions since January 1, 2007, is shown below:

				Increase (Decrease) Due to Settlements with Taxing Authorities
		Increase (Decrease) Due to Tax Positions Taken in
					Reductions Due to Lapse of Statute of Limitations

	Balance at Jan. 1, 2007					Balance at Dec. 31, 2007
		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,393	$566	$(506)	$—	$(185)	$3,268
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,733)					(2,325)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	660					943

Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $300, $300 and $100 reflected in income tax expense in the income statement in 2007, 2006 and 2005, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	891					1,195
Related deferred income tax assets recognized on interest and penalties	(327)					(436)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	564					759

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,224					$1,702

				Increase (Decrease) Due to Settlements with Taxing Authorities
		Increase (Decrease) Due to Tax Positions Taken in
					Reductions Due to Lapse of Statute of Limitations

	Balance at Jan. 1, 2008					Balance at Dec. 31, 2008
		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,268	$105	$(392)	$(31)	$(397)	$2,553
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,325)					(1,828)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	943					725

Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $100, $300 and $300 reflected in income tax expense in the income statement in 2008, 2007 and 2006, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	1,195					1,303
Related deferred income tax assets recognized on interest and penalties	(436)					(476)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	759					827

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,702					$1,552

          We anticipate that by December 31, 2009, we will settle several disputed issues raised by the IRS during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1,300, which would be applied against the balance of unrecognized tax benefits and accrued interest and penalties.

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

          Losses associated with plant shutdowns, asset impairments and restructurings for continuing operations in 2008 totaled $11,984 ($8,433 after taxes) and included:

•

A fourth quarter charge of $7,231 ($5,039 after taxes), a second quarter charge of $854 ($717 after taxes) and first quarter charge of $1,650 ($1,218 after taxes) for asset impairments in Film Products;

•

A second quarter charge of $90 ($83 after taxes) and a first quarter charge of $2,055 ($1,390 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter charge of $275 ($169 after taxes) and a first quarter charge of $235 ($145 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•

A fourth quarter pretax gain of $583 ($437 after taxes) related to the sale of land rights and related improvements at the Film Products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income); and

•

A fourth quarter charge of $72 ($44 after taxes) and a second quarter charge of $105 ($65 after taxes) related to expected future environmental costs at the Aluminum Extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

          A gain of $1,499 ($965 after taxes) from the sale of our investments in Theken Spine and Therics, LLC is included in “Other income (expense), net” in the consolidated statements of income. AFBS, Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Results in 2008 also include unrealized gains from the write-up of an investment in a privately held drug company of $5,600 ($3,584 after taxes). See Note 2 for additional information on this investment, which is accounted for under the fair value method. Gains on the sale of corporate assets in 2008 include realized gains of $509 ($310 after taxes) from the sale of equity securities and $492 ($316 after taxes) from the sale of corporate real estate. The pretax amounts for each of these items are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2008 include the reversal of a valuation allowance recognized in the third quarter of 2007 of $1,066 that originally related to expected limitations on the utilization of assumed capital losses on certain investments.

          The severance in Film Products includes a reduction in workforce in the first quarter of 2008 (approximately 6% or 90 of Film Products’ total employees) that is expected to save approximately $4,200 on an annualized basis. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), we recognized the impairment charge to write down the machinery and equipment for certain product groups to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined by SFAS No. 157.

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

          On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25,000 to an affiliate of H.I.G. Capital. We realized cash income tax benefits in 2008 from the sale of approximately $12,000.

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

          We recognized losses of $1,130 ($430 after taxes) in the first quarter of 2008 and $207 ($207 after taxes) in the second quarter of 2008, which were in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007. We also recognized $225 in the fourth quarter of 2008 for additional income tax benefits relating to the worthless stock deduction for the business. The remaining after-tax loss for discontinued operations in 2008 of $293 relates to the loss recognized in the first quarter from operations up through the date of sale.

          During September 2007, we recognized a charge of $27,550 ($22,744 after taxes) for impairment of property, plant and equipment (“PP&E”) related to the aluminum extrusions operations in Canada. The impairment of PP&E was due to deteriorating business conditions and financial results. The combination of lower volume and appreciation of the Canadian dollar, which impacted our costs, caused a shift from overall profitability in 2006 to losses in 2007. In addition, our projections of the future unlevered pretax cash flows for this business indicated that the carrying value of its net assets at September 30, 2007 of approximately $71,700 (tangible assets in excess of liabilities excluding deferred income taxes) before the impairment would not be recovered. As a result, in accordance with SFAS No. 144, we recognized the impairment charge to write down the individual components of long-lived assets (PP&E) to the lower of their carrying value or estimated fair value. Our estimates of real property values were based on a commonly used valuation methodology in real estate whereby projected net operating income for the property (projected EBITDA that could be earned from rent) is divided by a related risk-adjusted expected rate of return (referred to as the capitalization rate). The estimated fair value of machinery and equipment was based on our estimates of the proceeds that we would receive if they were sold. Our estimates of the value of real estate and machinery and equipment were based on Level 2 inputs as defined by SFAS No. 157.

          During December 2007, we recognized an additional impairment charge of $4,143 ($4,143 after taxes) to write down the remaining carrying value of the aluminum extrusions operations in Canada to estimated fair value less cost to sell in accordance with SFAS No. 144. In addition, in December 2007 we recognized income tax benefits of $11,428 relating to a worthless stock deduction for the business that will be recognized in Tredegar’s 2008 consolidated income tax return (included in discontinued operations in the consolidated statement of income in 2007 but reflected as a deferred income tax asset for continuing operations in our consolidated balance sheet at December 31, 2007). This tax benefit was realized by a reduction of Tredegar’s quarterly estimated income tax payments by the third quarter of 2008.

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

          The statements of income for 2008, 2007 and 2006 and balance sheets as of December 31, 2007 for the aluminum extrusions business in Canada are shown below:

Aluminum Extrusions Business in Canada Statements of Income

	Jan. 1, 2008 to Feb. 12, 2008	2007	2006

Revenues	$18,756	$157,691	$178,965
Costs and expenses:
Cost of goods sold	17,913	156,700	165,465
Freight	744	4,969	5,494
Selling, general and administrative	490	2,389	4,277
Asset impairments and costs associated with exit and disposal activities	1,337	31,754	—

Total	20,484	195,812	175,236

Income (loss) before income taxes	(1,728)	(38,121)	3,729
Income taxes	(1,023)	(18,440)	845

Net income (loss)	$(705)	$(19,681)	$2,884

Aluminum Extrusions Business in Canada Balance Sheets

December 31	2007

Assets
Current assets:
Accounts and notes receivable, net	$15,470
Inventories	22,089
Prepaid expenses and other	191

Total current assets	37,750

Noncurrent assets:
Net property, plant and equipment	11,001
Goodwill and other intangibles	6,459

Total noncurrent assets	17,460

Total assets	$55,210

December 31	2007

Liabilities and Carrying Value of Tredegar’s Net Advances & Investment
Current liabilities:
Accounts payable	$13,528
Accrued expenses	3,624

Total current liabilities	17,152

Noncurrent liabilities:
Deferred income taxes	6,048
Other noncurrent liabilities	2,770

Total noncurrent liabilities	8,818

Accumul. other comprehensive income (loss):
Foreign currency translation adjust	15,700
Loss on derivatives	(465)
Pension and other postret. benefit adjust.	(4,871)
Carrying value of Tredegar’s net advances & investment	18,876

Liabilities and carrying value of Tredegar’s net advances & investment	$55,210

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In thousands, except per-share amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2008

Sales	$228,480	$234,008	$228,709	$192,702	$883,899
Gross profit	29,140	31,962	27,821	34,473	123,396
Income from continuing operations	3,785	8,865	11,078	5,913	29,641
Income (loss) from discontinued operations	(723)	(207)	—	225	(705)

Net income	3,062	8,658	11,078	6,138	28,936
Earnings (loss) per share:
Basic
Continuing operations	.11	.26	.33	.17	.87
Discontinued operations	(.02)	(.01)	—	.01	(.02)

Net income	.09	.25	.33	.18	.85
Diluted
Continuing operations	.11	.26	.33	.17	.87
Discontinued operations	(.02)	(.01)	—	.01	(.02)

Net income	.09	.25	.33	.18	.85
Shares used to compute earnings per share:
Basic	34,467	33,997	33,672	33,782	33,977
Diluted	34,682	34,211	33,903	33,990	34,194

2007

Sales	$244,887	$234,882	$234,352	$208,462	$922,583
Gross profit	37,180	35,075	36,297	32,714	141,266
Income from continuing operations	11,135	10,564	6,195	7,036	34,930
Income (loss) from discontinued operations	(802)	(629)	(24,571)	6,321	(19,681)

Net income (loss)	10,333	9,935	(18,376)	13,357	15,249
Earnings (loss) per share:
Basic
Continuing operations	.28	.27	.16	.19	.91
Discontinued operations	(.02)	(.02)	(.63)	.17	(.51)

Net income (loss)	.26	.25	(.47)	.36	.40
Diluted
Continuing operations	.28	.27	.16	.19	.90
Discontinued operations	(.02)	(.02)	(.63)	.17	(.51)

Net income (loss)	.26	.25	(.47)	.36	.39
Shares used to compute earnings per share:
Basic	39,272	39,402	38,985	36,494	38,532
Diluted	39,487	39,584	39,119	36,587	38,688

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION
(Registrant)

Dated: March 5, 2009	By	/s/ John D. Gottwald

John D. Gottwald
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2009.

Signature		Title

/s/	John D. Gottwald	President, Chief Executive Officer and Director
(Principal Executive Officer)
(John D. Gottwald)

/s/	D. Andrew Edwards	Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
(D. Andrew Edwards)

/s/	Richard L. Morrill	Chairman of the Board of Directors

(Richard L. Morrill)

/s/	William M. Gottwald	Vice Chairman of the Board of Directors

(William M. Gottwald)

/s/	N. A. Scher	Vice Chairman of the Board of Directors

(Norman A. Scher)

/s/	Austin Brockenbrough, III	Director

(Austin Brockenbrough, III)

/s/	George A. Newbill	Director

(George A. Newbill)

/s/	Thomas G. Slater, Jr.	Director

(Thomas G. Slater, Jr.)

/s/	R. Gregory Williams	Director

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

Amendment and Substitution Agreement (Rights Agreement) dated as of December 11, 2002, by and among Tredegar, American Stock Transfer and Trust Company and National City Bank (filed as Exhibit 4.2.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2002, and incorporated herein by reference)

4.3

Credit Agreement among Tredegar Corporation, as borrower, the domestic subsidiaries of Tredegar that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., KeyBank National Association, and JPMorgan Chase Bank, N.A., as documentation agents, dated as of December 15, 2005 (filed as Exhibit 10.16 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed December 20, 2005, and incorporated herein by reference)

4.3.1

First Amendment to Credit Agreement dated as of February 29, 2008 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed March 4, 2008, and incorporated herein by reference)

10.1

Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2

Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3

Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4

Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5

Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1

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

*10.8	Tredegar Corporation’s 2004 Equity Incentive Plan (filed as Annex to Tredegar’s Definitive Proxy Statement on Schedule 14A filed on March 4, 2004 (No. 1-10258) and incorporated herein by reference)

*10.9

Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.10

Intellectual Property Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.11

Unit Purchase Agreement, by and between Old Therics, New Therics and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.12

Payment Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

*10.13

Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Item 1.01 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 10, 2006, and incorporated herein by reference)

*10.14

Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.21 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2007, and incorporated herein by reference)

*10.15

Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (2007 EPA) (filed as Exhibit 10.22 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 26, 2007, and incorporated herein by reference)

*10.16

Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (2008 EPA) (filed as Exhibit 10.23 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 26, 2007, and incorporated herein by reference)

*10.17

Severance Agreement, dated August 12, 2008, between Tredegar and D. Andrew Edwards (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed August 14, 2008, and incorporated herein by reference)

*10.18

Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed February 19, 2009, and incorporated herein by reference)

+*10.19	Summary of Director Compensation for Fiscal 2008

+21	Subsidiaries of Tredegar

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Section 302 Certification of Principal Executive Officer

+31.2	Section 302 Certification of Principal Financial Officer

+32.1	Section 906 Certification of Principal Executive Officer

+32.2	Section 906 Certification of Principal Financial Officer

* Denotes compensatory plans or arrangements or management contracts.

+ Filed herewith