Form 10-Q
period 2009-03-31
TREDEGAR CORP
filed 2009-05-07
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           _________________________ to _______________________________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The number of shares of Common Stock, no par value, outstanding as of April 30, 2009: 33,932,638.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	March 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$53,281	$45,975
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $4,502 in 2009 and $3,949 in 2008	79,914	91,400
Income taxes recoverable	10,943	12,549
Inventories	27,170	36,809
Deferred income taxes	5,681	7,654
Prepaid expenses and other	3,236	5,374

Total current assets	180,225	199,761

Property, plant and equipment, at cost	632,849	640,492
Less accumulated depreciation	401,061	403,622

Net property, plant and equipment	231,788	236,870

Other assets and deferred charges	38,277	38,926
Goodwill and other intangibles	103,945	135,075

Total assets	$554,235	$610,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,084	$54,990
Accrued expenses	40,696	38,349
Current portion of long-term debt	604	529

Total current liabilities	85,384	93,868

Long-term debt	8,963	22,173
Deferred income taxes	44,602	45,152
Other noncurrent liabilities	27,675	29,023

Total liabilities	166,624	190,216

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value	41,033	40,719
Common stock held in trust for savings restoration plan	(1,315)	(1,313)
Foreign currency translation adjustment	18,820	23,443
Gain (loss) on derivative financial instruments	(5,208)	(6,692)
Pension and other postretirement benefit adjustments	(64,593)	(64,788)
Retained earnings	398,874	429,047

Total shareholders’ equity	387,611	420,416

Total liabilities and shareholders’ equity	$554,235	$610,632

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31

	2009	2008

Revenues and other items:
Sales	$153,066	$228,480
Other income (expense), net	869	557

	153,935	229,037

Costs and expenses:
Cost of goods sold	125,258	194,239
Freight	3,229	5,101
Selling, general and administrative	14,772	16,486
Research and development	2,512	2,483
Amortization of intangibles	30	32
Interest expense	204	881
Asset impairments and costs associated with exit and disposal activities	1,631	3,940
Goodwill impairment charge	30,559	—

Total	178,195	223,162

Income (loss) from continuing operations before income taxes	(24,260)	5,875
Income taxes	4,557	2,090

Income (loss) from continuing operations	(28,817)	3,785
Income (loss) from discontinued operations	—	(723)

Net income (loss)	$(28,817)	$3,062

Earnings (loss) per share:
Basic
Continuing operations	$(.85)	$.11
Discontinued operations	—	(.02)

Net income (loss)	$(.85)	$.09

Diluted
Continuing operations	$(.85)	$.11
Discontinued operations	—	(.02)

Net income (loss)	$(.85)	$.09

Shares used to compute earnings (loss) per share:
Basic	33,866	34,467
Diluted	33,866	34,682

Dividends per share	$.04	$.04

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2009	2008

Cash flows from operating activities:
Net income (loss)	$(28,817)	$3,062
Adjustments for noncash items:
Depreciation	9,830	11,336
Amortization of intangibles	30	32
Goodwill impairment charge	30,559	—
Deferred income taxes	2,866	8,289
Accrued pension and postretirement benefits	(633)	(1,413)
Loss on asset impairments and divestitures	—	2,327
Gain on sale of assets	(829)	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	9,573	(22,066)
Inventories	9,105	10,013
Income taxes recoverable	1,607	(13,841)
Prepaid expenses and other	2,046	421
Accounts payable and accrued expenses	(3,640)	5,357
Other, net	1,651	2,661

Net cash provided by operating activities	33,348	6,178

Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable of $1,709 in 2009)	(11,014)	(4,052)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	—	23,616
Proceeds from the sale of assets and property disposals	918	248
Investments in real estate	(509)	—

Net cash provided by (used in) investing activities	(10,605)	19,812

Cash flows from financing activities:
Dividends paid	(1,358)	(1,378)
Debt principal payments	(13,135)	(38,158)
Borrowings	—	13,000
Repurchases of Tredegar common stock	—	(7,283)
Proceeds from exercise of stock options	112	—

Net cash used in financing activities	(14,381)	(33,819)

Effect of exchange rate changes on cash	(1,056)	1,055

Increase (decrease) in cash and cash equivalents	7,306	(6,774)
Cash and cash equivalents at beginning of period	45,975	48,217

Cash and cash equivalents at end of period	$53,281	$41,443

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)

	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity

Balance December 31, 2008	$40,719	$429,047	$(1,313)	$23,443	$(6,692)	$(64,788)	$420,416

Comprehensive income (loss):
Net income (loss)	—	(28,817)	—	—	—	—	(28,817)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $2,482)	—	—	—	(4,623)	—	—	(4,623)
Derivative financial instruments adjustment (net of tax of $938)	—	—	—	—	1,484	—	1,484
Amortization of prior service costs and net gains or losses (net of tax of $110)	—	—	—	—	—	195	195

Comprehensive income (loss)							(31,761)
Cash dividends declared ($.04 per share)	—	(1,358)	—	—	—	—	(1,358)
Issued upon exercise of stock options (including related income tax benefits of $104) & other	314	—	—	—	—	—	314
Tredegar common stock purchased by trust for savings restoration plan	—	2	(2)	—	—	—	—

Balance March 31, 2009	$41,033	$398,874	$(1,315)	$18,820	$(5,208)	$(64,593)	$387,611

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.

In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2009, the consolidated results of operations for the three months ended March 31, 2009 and 2008, the consolidated cash flows for the three months ended March 31, 2009 and 2008, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2009. All such adjustments, unless otherwise detailed in the notes to consolidated interim financial statements, are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other in the first quarter of 2009 shown in the segment operating profit table in Note 10 include:

•

A pretax charge of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•

Pretax losses of $609,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 10 on page 14 for additional detail); and

•

A pretax gain of $275,000 on the sale of equipment (included in “Other income (expense), net in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments, restructurings and other in the first quarter of 2008 shown in the segment operating profit table in Note 10 include:

	•	A pretax charge of $2.3 million for severance and other employee-related costs in connection with restructurings in Films Products ($2.1 million) and Aluminum Extrusions ($235,000); and

	•	A pretax charge of $1.6 million for asset impairments in Film Products.

          The first quarter 2009 reduction in workforce in Films Products (approximately 50 people) is expected to save $1.4 million in the remainder of 2009 and $2.5 million on an annualized basis. The severance in Film Products in 2008 included a reduction in workforce (approximately 90 people) that is expected to save $4.2 million on an annualized basis. In Aluminum Extrusions, costs have been reduced as volume has declined. Total full-time employees in Aluminum Extrusions were 1,128 at December 31, 2007, 972 at December 31, 2008 and 861 at March 31, 2009.

          During the first quarter of 2009, we recognized a pretax gain of $404,000 ($257,000 after tax) on the sale of corporate real estate. This gain is included in “Other income (expenses), net” in the consolidated statements of income.

          Income taxes for the first quarter of 2009 include the recognition of a valuation allowance of $1.9 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

          On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25 million to an affiliate of H.I.G. Capital. During the first quarter of 2008, we recognized a charge of $1.1 million ($430,000 after taxes), which was in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007. The remaining after-tax loss for discontinued operations in the first quarter of 2008 of $293,000 relates to the loss from operations up through the date of sale. All historical results for this business have been reflected as discontinued operations in the accompanying financial statements and tables, except cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. The components of the loss from discontinued operations are presented below:

	First Quarter Ended March 31

(In Thousands)	2009	2008

Income (loss) from operations before income taxes	$—	$(391)
Income tax cost (benefit) on operations	—	(98)

	—	(293)

Loss associated with asset impairments and disposal activities	—	(1,130)
Income tax cost (benefit) on asset impairments and costs associated with disposal activities	—	(700)

	—	(430)

Income (loss) from discontinued operations	$—	$(723)

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the three months ended March 31, 2009 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total

Balance at December 31, 2008	$431	$—	$—	$4,491	$4,922
Changes in 2009:
Charges	1,631	—	—	—	1,631
Cash spent	(215)	—	—	(329)	(544)
Charged against assets	—	—	—	—	—

Balance at March 31, 2009	$1,847	$—	$—	$4,162	$6,009

	(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.

	(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

3.

We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units include Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities). We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples. Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with 2008), the resulting operating loss (see Note 10), possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed. Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions. This was the entire amount of goodwill associated with the Aluminum Extrusions reporting unit and an anomalous write-off under U.S. GAAP since the decline in the estimated fair value below the carrying value of the operating net assets of Aluminum Extrusions was far less than $30.6 million. The goodwill of Film Products will be tested for impairment at the annual testing date unless there is an indicator of impairment identified at an earlier date.

4.	The components of other comprehensive income or loss are as follows:

	Three Months Ended March 31

(In Thousands)	2009	2008

Net income (loss)	$(28,817)	$3,062
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	(4,623)	4,353
Reclassification adjustment of foreign currency translation gain included in income (related to sale of aluminum extrusions business in Canada - see Note 2)	—	(14,292)

Foreign currency translation adjustment	(4,623)	(9,939)

Derivative financial instrument adjustment	1,484	3,177
Pension and other post-retirement benefit adjustment:
Amortization of prior service costs and net gains or losses	195	(116)
Reclassification of net actuarial losses and prior service costs (related to sale of aluminum extrusions business in Canada - see Note 2)	—	4,871

Pension and other post-retirement benefit adjustment	195	4,755

Comprehensive income (loss)	$(31,761)	$1,055

5.	The components of inventories are as follows:

(In Thousands)	March 31 2009	Dec. 31 2008

Finished goods	$5,335	$7,470
Work-in-process	1,160	2,210
Raw materials	6,921	14,264
Stores, supplies and other	13,754	12,865

Total	$27,170	$36,809

6.

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31

(In Thousands)	2009	2008

Weighted average shares outstanding used to compute basic earnings (loss) per share	33,866	34,467
Incremental dilutive shares attributable to stock options and restricted stock	—	215

Shares used to compute diluted earnings (loss) per share	33,866	34,682

          Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2009 and 2008, 197,767 and 531,190, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $10.0 million at March 31, 2009, compared with $10.1 million at December 31, 2008. This investment has a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $10.0 million, which represents the amount invested on April 2, 2007.

          During the third quarter of 2008, we sold our investments in Theken Spine and Therics, LLC. In the first quarter of 2009, we recognized a gain of $150,000 for a post-closing adjustment related to the sale (included in “Other income (expense), net” in the consolidated statements of income). AFBS, Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar.

          During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company. In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of financing completed by the investee. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests. At March 31, 2009, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $13.1 million. The fair value of our investment, which exceeds the amount of cash invested by $5.6 million, was based on our estimate of the value of our ownership interest.

          On the date of our most recent investment (December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors, as defined by SFAS No. 157, Fair Value Measurements (SFAS No. 157). Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger, or initial public offering or significant favorable event versus plans indicates a higher value. However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of December 15, 2008, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

          Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. For the three months ended March 31, 2009 and 2008, net losses recorded by the drug company, as reported to us by the investee, were $2.3 million and $1.3 million, respectively. Total assets (which included cash and cash equivalents of $4.0 million at March 31, 2009 and $5.5 million at December 31, 2008) were $6.9 million and $8.4 million at March 31, 2009 and December 31, 2008, respectively.

          On December 31, 2008, the privately held drug company was converted from a limited liability company taxed as a pass-through entity (partnership) to a corporation. Substantially all shareholder rights from the limited liability company carried over in the conversion. Our allocation of losses for tax purposes as a pass-through entity in 2008 was approximately $4.8 million.

8.

We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist as part of ongoing business operations primarily in Films Products. Under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges are recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the first quarter of 2009 and 2008.

          The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs, as defined by SFAS No. 157. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

          In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $15.6 million (23.9 million pounds of aluminum) at March 31, 2009 and $28.1 million (23.8 million pounds of aluminum) at December 31, 2008.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

(In Thousands)	March 31, 2009		December 31, 2008

	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments Under SFAS No. 133
Liability derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$8,311	Accrued expenses	$11,042

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Asset derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$591	Accrued expenses	$973

Liability derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$591	Accrued expenses	$973

          In the event that a counterparty to an aluminum fixed-price forward sale contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions included in the table above are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

          Our aluminum futures brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit. Due to recent significant reductions in aluminum prices on the London Metal Exchange (LME) (see chart on page 26), we have been required to post margin deposits of $1.1 million and $4.0 million at March 31, 2009 and December 31, 2008, respectively, on LME futures losses. These amounts are recorded as an offset to the fair value of unrealized aluminum futures contract losses included in “Accrued expenses” in the consolidated balance sheets.

          In the first quarter of 2009, losses of $609,000 ($378,000 after tax) associated with the aluminum extrusions business were recognized for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments. Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 10. Timing differences prior to the first quarter of 2009 have not been significant.

          We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility. We have used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations. The notional amount of this foreign currency forward was $2.9 million at March 31, 2009 and $4.2 million at December 31, 2008. The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

(In Thousands)	March 31, 2009		December 31, 2008

	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments Under SFAS No. 133
Asset derivatives:
Foreign currency forward contracts	Not Applicable		Prepaid expenses and other	$56

Liability derivatives:
Foreign currency forward contracts	Accrued expenses	$83	Not Applicable

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Asset derivatives:
Foreign currency forward contracts	Accrued expenses	$56	Not Applicable

          We receive Euro-based royalty payments relating to our operations in Europe. We use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. The outstanding notional amount on these collars was $10.5 million at March 31, 2009, and these outstanding currency collar options will expire at quarterly intervals through December 2009. There were no derivatives outstanding at December 31, 2008, related to the hedging of royalty payments with currency options. The table below summarizes our open currency option positions at March 31, 2009:

		U.S. Dollar Equivalent Strike Prices of Options Bought and Sold on USD/EUR

Period Covered by Contract	Notional Amount (In Thousands)	Call Options Sold	Put Options Bought

2nd Qtr 2009	$3,500	$1.40	$1.28
3rd Qtr 2009	3,500	1.39	1.28
4th Qtr 2009	3,500	1.39	1.28

The table below summarizes the location and gross amounts of foreign currency option contract fair values in the consolidated balance sheets as of March 31, 2009 and December 31, 2008:

(In Thousands)	March 31, 2009		December 31, 2008

	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments Under SFAS No. 133
Asset derivatives:
Foreign currency option contracts	Prepaid expenses and other	$248	Not Applicable
Liability derivatives:
Foreign currency option contracts	Prepaid expenses and other	$208	Not Applicable

          These derivative contracts involve elements of credit and market risk that are not reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The counterparty to our foreign currency futures and zero-cost collar contracts are major financial institutions.

          The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the quarters ended March 31, 2009 and 2008 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges

	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Quarter Ended March 31,	2009	2008	2009	2008

Amount of pre-tax gain (loss) recognized in other comprehensive income	$(2,009)	$5,006	$(200)	$—

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Not Applicable
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(4,604)	$(39)	Not Applicable

          Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments under SFAS No. 133 were immaterial for the three months ended March 31, 2009 and 2008. As of March 31, 2009, we expect $4.6 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months. For the quarters ended March 31, 2009 and 2008, we had not realized any unrealized net gains or losses from hedges that had been discontinued.

9.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results for continuing operations are shown below:

	Pension Benefits for 3 Months Ended March 31		Other Post-Retirement Benefits for 3 Months Ended March 31

(In Thousands)	2009	2008	2009	2008

Service cost	$(783)	$(1,053)	$(18)	$(18)
Interest cost	(3,344)	(3,055)	(128)	(128)
Expected return on plan assets	5,189	5,486	—	—
Amortization of prior service costs, gains or losses and net transition asset	(305)	181	22	—

Net periodic benefit income (cost)	$757	$1,559	$(124)	$(146)

          We contributed approximately $122,000 to our pension plans for continuing operations in 2008 and expect to contribute $4.4 million in 2009. During 2008, the fair value of the assets of our pension plans declined by approximately $89.6 million to $194.5 million in December 31, 2008, due mainly to the drop in global stock prices and benefit payments to retirees of $10.2 million. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $243,000 for the year ended December 31, 2008.

10.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. There have been no significant changes to identifiable assets by segment since December 31, 2008, except for the goodwill impairment charge relating to Aluminum Extrusions described in Note 3, and working capital fluctuations resulting from changes in business conditions or seasonal factors, changes caused by movement of foreign exchange rates and changes in property, plant and equipment due to capital expenditures, depreciation, asset impairments and other activity, which are described under Item 2 of Part I of this report. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2009	2008

Net Sales
Film Products	$104,783	$132,314
Aluminum Extrusions	45,054	91,065

Total net sales	149,837	223,379
Add back freight	3,229	5,101

Sales as shown in the Consolidated Statements of Income	$153,066	$228,480

Operating Profit (Loss)
Film Products:
Ongoing operations	$13,014	$10,786
Plant shutdowns, asset impairments, restructurings and other	(809)	(3,705)

Aluminum Extrusions:
Ongoing operations	(1,797)	1,542
Goodwill impairment charge	(30,559)	—
Plant shutdowns, asset impairments, restructurings and other	(978)	(235)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	150	—

Total	(20,979)	8,388
Interest income	259	258
Interest expense	204	881
Gain on sale of corporate assets	404	—
Stock option-based compensation costs	262	60
Corporate expenses, net	3,478	1,830

Income (loss) from continuing operations before income taxes	(24,260)	5,875
Income taxes	4,557	2,090

Income (loss) from continuing operations	(28,817)	3,785
Income (loss) from discontinued operations	—	(723)

Net income (loss)	$(28,817)	$3,062

11.

The effective tax rates for the first quarter of 2009 and 2008 have been distorted versus the rates typically expected due to the $30.6 million ($30.6 million after tax) goodwill impairment relating to the aluminum extrusions business (see Note 3), the recognition of a valuation allowance of $1.9 million in 2009 related to the expected limitations on the utilization of assumed capital losses on certain investments and the reversal of valuation allowances on capital loss carry-forwards of $534,000 in 2008. Excluding the goodwill impairment and the valuation allowance activity noted above, the decrease in the effective tax rate for continuing operations for the first quarter (42.3% in 2009 versus 44.7% in 2008) was mainly due to lower effective tax rates for operations outside the U.S, partially offset by higher state income taxes and lower income tax benefits expected for the Domestic Production Activities Deduction.

A reconciliation of our unrecognized uncertain tax positions since December 31, 2008, is shown below:

(In Thousands)				Increase (Decrease) Due to Settlements with Taxing Authorities
	Balance at Jan. 1, 2009	Increase (Decrease) Due to Tax Positions Taken in			Reductions Due to Lapse of Statute of Limitations	Balance at Mar. 31, 2009

		Current Period	Prior Period

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$2,553	$25	$10	$—	$—	$2,588
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(1,828)					(1,628)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	725					960

Interest and penalties accrued on deductions taken relating to uncertain tax positions with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet	1,303					1,552
Related deferred income tax assets recognized on interest and penalties	(476)					(568)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	827					984

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,552					$1,944

          We anticipate that by December 31, 2009, we will settle several disputed issues raised by the IRS during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. It is reasonably possible that a settlement with the IRS for the disputed issues would cost us $1.3 million, which would be applied against the balance of unrecognized tax benefits.

          Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions. Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2001. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2005.

12.

The Financial Accounting Standards Board (FASB) recently issued FASB Staff Position No. FAS 132(R)-1, Employees’ Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)-1). FSP No. FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, to include objectives for disclosing information about postretirement benefit plan assets, thereby addressing financial statement user concerns regarding the lack of transparency previously surrounding such disclosures. Disclosures are intended to provide users with an understanding of (1) how investment allocation decisions are made, including an understanding of investment policies and strategies, (2) major classes of plan assets, (3) the inputs and valuation techniques used to measure fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and (5) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for annual periods ending after December 15, 2009. We do not believe that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our financial statements and related disclosures.

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

Executive Summary

          First-quarter 2009 loss from continuing operations was $28.8 million (85 cents per share) compared with income from continuing operations of $3.8 million (11 cents per share) in the first quarter of 2008. Results in the first quarter of 2009 include a non-cash goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 3 on page 7). Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 6. The following tables present Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2009 and 2008:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months Ended March 31

	2009	2008

Net Sales
Film Products	$104,783	$132,314
Aluminum Extrusions	45,054	91,065

Total net sales	149,837	223,379
Add back freight	3,229	5,101

Sales as shown in the Consolidated Statements of Income	$153,066	$228,480

Operating Profit (Loss)
Film Products:
Ongoing operations	$13,014	$10,786
Plant shutdowns, asset impairments, restructurings and other	(809)	(3,705)

Aluminum Extrusions:
Ongoing operations	(1,797)	1,542
Goodwill impairment charge	(30,559)	—
Plant shutdowns, asset impairments, restructurings and other	(978)	(235)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	150	—

Total	(20,979)	8,388
Interest income	259	258
Interest expense	204	881
Gain on sale of corporate assets	404	—
Stock option-based compensation costs	262	60
Corporate expenses, net	3,478	1,830

Income (loss) from continuing operations before income taxes	(24,260)	5,875
Income taxes	4,557	2,090

Income (loss) from continuing operations	(28,817)	3,785
Income (loss) from discontinued operations	—	(723)

Net income (loss)	$(28,817)	$3,062

          Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products. First-quarter net sales (sales less freight) in Film Products were $104.8 million, down 20.8% from 2008, while operating profit from ongoing operations increased 20.7% to $13.0 million in the first quarter of 2009. Volume was 49.3 million pounds in the first quarter of 2009, down 14.9% compared with 57.9 million pounds in the first quarter of 2008.

          Net sales declined due to lower volume across all market segments, most notably surface protection and personal care materials, and the unfavorable impact of changes in the U.S. dollar value of currencies for operations outside the U.S. We believe volume declines in the first quarter of 2009 compared with the first quarter of 2008 were primarily driven by the economic downturn and customer inventory adjustments.

          Operating profit from ongoing operations increased in the first quarter of 2009 compared with the prior year due primarily to the favorable impact of the lag in the pass-through of lower average resin costs. Excluding the resin lag, ongoing operating profit declined $1.9 million due to lower sales volume and the unfavorable impact of currency rate changes, partially offset by cost reduction efforts. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated favorable impact of the lag in the pass-through of changes in average resin costs was $2.9 million in the first quarter of 2009, compared to an unfavorable impact of $1.2 million in the first quarter of 2008. The Company estimates that changes in the U.S. dollar value of currencies for operations outside of the U.S. had an unfavorable impact on operating profit of $650,000 in the first quarter of 2009 compared with the first quarter of 2008.

          We continue to be very focused on reducing costs. During the first quarter of 2009, we recognized severance and other employee-related costs of $1.1 million relating to a reduction in Film Products’ workforce (approximately 50 people) that is expected to save $1.4 million in the remainder of 2009 and $2.5 million on an annualized basis. During the first quarter of 2008, we recognized restructuring and asset impairment charges of $3.7 million, including charges relating to a reduction of the Film Products’ workforce (approximately 90 people) that is expected to save $4.2 million on an annualized basis.

          Capital expenditures in Film Products were $4.1 million in the first quarter of 2009 compared with $3.2 million in the first quarter of last year, and are projected to be approximately $20 million in 2009. Depreciation expense was $7.9 million in the first quarter of 2009 compared with $8.8 million in the first quarter of last year, and is projected to be approximately $32 million in 2009.

Aluminum Extrusions. Net sales from ongoing operations in Aluminum Extrusions declined 50.5% to $45.1 million in the first quarter of 2009 from $91.1 million in the first quarter of 2008. Operating losses from ongoing operations were $1.8 million for the first quarter of 2009, a $3.3 million decline from operating profit of $1.5 million for the first quarter of 2008. Volume from continuing operations decreased to 23.5 million pounds in the first quarter of 2009, down 36.8% from 37.1 million pounds in the first quarter of 2008.

          The decreases in net sales and the reported loss from ongoing U.S. operations were primarily due to lower volume in the first quarter of 2009 compared with the first quarter of last year as order rates deteriorated during the current quarter. Extremely challenging market conditions led to shipment declines in all markets. Shipments for non-residential construction, which comprised approximately 72% of total volume in 2008, declined by approximately 32.6% during the first quarter of 2009 compared to the first quarter of 2008. The aluminum extrusions industry is in the third year of recession. We are very focused on controlling our variable costs and reducing fixed costs to minimize the adverse impact of the volume drop on profits. Total full-time employees in Aluminum Extrusions were 1,128 at December 31, 2007, 972 at December 31, 2008 and 861 at March 31, 2009.

          As described in Note 3 on page 7, we recognized a non-cash goodwill impairment charge of $30.6 million ($30.6 million after tax) in Aluminum Extrusions in the first quarter of 2009.

          Capital expenditures for continuing operations in Aluminum Extrusions were $5.2 million in the first quarter of 2009 compared with $810,000 in the first quarter of last year. Capital expenditures are projected to be approximately $21 million in 2009, of which $16 million relates to the 18-month project to expand the capacity at the Carthage, Tennessee manufacturing facility. This new capacity will be dedicated to serving customers in the non-residential construction sector. Depreciation expense was $1.9 million in the first quarter of 2009 compared with $2.0 million in the first quarter of last year, and is projected to be approximately $8.1 million in 2009.

Other Items. Net pension income from continuing operations was $757,000 in the first quarter of 2009, an unfavorable change of $802,000 (one cent per share after tax) from amounts recognized in the first quarter 2008. We contributed approximately $122,000 to our pension plans in 2008 and expect to contribute $4.4 million in 2009. During 2008, the fair value of the assets of our pension plans declined by approximately $89.6 million to $194.5 million at December 31, 2008, due to the drop in global stock prices and benefit payments to retirees of $10.2 million.

          Interest expense was $204,000 in the first quarter of 2009, a decrease from $881,000 in the first quarter of last year due to lower average debt levels as well as lower average interest rates.

          The effective tax rates for the first quarter of 2009 and 2008 have been distorted versus the rates typically expected due to the $30.6 million ($30.6 million after tax) goodwill impairment relating to the aluminum extrusions business (see Note 3 on page 7), the recognition of a valuation allowance of $1.9 million in 2009 related to the expected limitations on the utilization of assumed capital losses on certain investments and the reversal of valuation allowances on capital loss carry-forwards of $534,000 in 2008. Excluding the goodwill impairment and the valuation allowance activity noted above, the decrease in the effective tax rate for continuing operations for the first quarter (42.3% in 2009 versus 44.7% in 2008) was mainly due to lower effective tax rates for operations outside the U.S, partially offset by higher state income taxes and lower income tax benefits expected for the Domestic Production Activities Deduction.

          Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $10.0 million at March 31, 2009, compared with $10.1 million at December 31, 2008. This investment has a carrying value in Tredegar’s balance sheet of $10.0 million (included in “Other assets and deferred charges”), which represents the amount invested on April 2, 2007.

          Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 22.

Critical Accounting Policies

          In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2008, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2008, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments, restructurings and other occurring during 2009 and the comparable period in 2008.

Recently Issued Accounting Standards

          The Financial Accounting Standards Board (FASB) recently issued FASB Staff Position No. FAS 132(R)-1, Employees’ Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)-1). FSP No. FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, to include objectives for disclosing information about postretirement benefit plan assets, thereby addressing financial statement user concerns regarding the lack of transparency previously surrounding such disclosures. Disclosures are intended to provide users with an understanding of (1) how investment allocation decisions are made, including an understanding of investment policies and strategies, (2) major classes of plan assets, (3) the inputs and valuation techniques used to measure fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and (5) significant concentrations of risk within plan assets. FSP No. FAS 132(R)-1 is effective for annual periods ending after December 15, 2009. We do not believe that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our financial statements and related disclosures.

Results of Operations

First Quarter 2009 Compared with First Quarter 2008

          Overall, sales in the first quarter of 2009 decreased by 33.0% compared with the first quarter of 2008. Net sales (sales less freight) decreased 20.8% in Film Products primarily due to a lower volume in all markets and the unfavorable impact of currency exchange rates. Net sales from ongoing operations decreased 50.5% in Aluminum Extrusions due to lower volume and lower average selling prices which were driven by lower average aluminum costs. Volumes in Aluminum Extrusions decreased 36.8% to 23.5 million pounds in the first quarter of 2009 compared with 37.1 million pounds in the first quarter of 2008. Shipments declined in all markets. For more information on net sales and volume, see the executive summary beginning on page 17.

          Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 16.1% in the first quarter of 2009 from 12.7% in 2008. The gross profit margin increased in Film Products primarily due to the positive impact of the lag in the pass-through of lower average resin costs and cost reduction efforts. Gross profit margin in Aluminum Extrusions decreased as a result of volume declines noted above.

          As a percentage of sales, selling, general and administrative and R&D expenses were 11.3% in the first quarter of 2009, up from 8.3% in the first quarter of last year. The increase is primarily due to the decline in sales noted above.

          Plant shutdowns, asset impairments, restructurings and other in the first quarter of 2009 shown in the segment operating profit table on page 17 include:

•

A pretax charge of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table on page 17);

•

Pretax losses of $609,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 10 on page 14 for additional detail); and

•

A pretax gain of $275,000 on the sale of equipment (included in “Other income (expense), net in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

          See the executive summary beginning on page 17 for information on our cost reduction efforts. Gain on sale of assets and other special items are described in Note 2 on page 6.

          Plant shutdowns, asset impairments, restructurings and other in the first quarter of 2008 shown in the segment operating profit table on page 17 include:

•	A pretax charge of $2.3 million for severance and other employee-related costs in connection with restructurings in Films Products ($2.1 million) and Aluminum Extrusions ($235,000); and

•	A pretax charge of $1.6 million for asset impairment in Film Products.

          Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $259,000 in the first quarter of 2009 and $258,000 in the first quarter of 2008. Interest expense was $204,000 in the first quarter of 2009, a decrease from $881,000 in the first quarter of last year due to reduced average debt levels and lower average interest rates. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31

(In Millions)	2009	2008

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$16.2	$69.5
Average interest rate	1.2%	4.6%
Fixed-rate and other debt:
Average outstanding debt balance	$1.6	$2.0
Average interest rate	2.1%	3.5%

Total debt:
Average outstanding debt balance	$17.8	$71.5
Average interest rate	1.3%	4.6%

          The effective tax rates for the first quarter of 2009 and 2008 have been distorted versus the rates typically expected due to the $30.6 million ($30.6 million after tax) goodwill impairment relating to the aluminum extrusions business (see Note 3), the recognition of a valuation allowance of $1.9 million in 2009 related to the expected limitations on the utilization of assumed capital losses on certain investments and the reversal of valuation allowances on capital loss carry-forwards of $534,000 in 2008. Excluding the goodwill impairment and the valuation allowance activity noted above, the decrease in the effective tax rate for continuing operations for the first quarter (42.3% in 2009 versus 44.7% in 2008) was mainly due to lower effective tax rates for operations outside the U.S, partially offset by higher state income taxes and lower income tax benefits expected for the Domestic Production Activities Deduction.

Liquidity and Capital Resources

          Changes in operating assets and liabilities from December 31, 2008 to March 31, 2009 are summarized below:

•	Accounts receivable decreased $11.5 million (12.6%).

–

Accounts receivable in Film Products decreased by $6.0 million. Days sales outstanding (“DSO”) increased to 48 at March 31, 2009 compared with 45 at December 31, 2008, which is within the range experienced over the past twelve months.

–

Accounts receivable for continuing operations in Aluminum Extrusions decreased by $5.5 million. DSO was 47 at March 31, 2009 compared with 43 at December 31, 2008, primarily as a result of the rapid decline in net sales during the first quarter of 2009. In addition, we have seen some slowness in customer payments during the current quarter.

•	Inventories declined $9.6 million (26.2%).

–

Inventories in Film Products decreased by approximately $3.6 million. Inventory days increased to 38 at March 31, 2009 compared with 36 days at December 31, 2008, which is within the range experienced over the past twelve months.

–

Inventories for Aluminum Extrusions decreased by approximately $6.0 million. Inventory days decreased to 28 at March 31, 2009 compared with 30 at December 31, 2008, primarily due to efforts to reduce inventory levels in light of current economic conditions and lower average aluminum costs.

•

Net property, plant and equipment decreased $5.0 million (2.1%) due primarily to depreciation for continuing operations of $9.8 million compared with capital expenditures of $9.3 million, as well as the appreciation of the U.S. Dollar relative to foreign currencies (unfavorable impact of $4.5 million).

•	Goodwill and other intangibles decreased by $31.1 million (23.0%) primarily due to the goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 3 on page 7).

•	Accounts payable decreased by $10.9 million (19.8%).

–

Accounts payable in Film Products decreased by $383,000, or 1.4%. Accounts payable days were 29 at March 31, 2009 compared with 25 at December 31, 2008, which is within the range experienced over the last twelve months.

	–	Accounts payable for continuing operations in Aluminum Extrusions decreased by $10.8 million, or 38.9%, due to lower sales volume and lower average aluminum costs.

	–	Accounts payable increased at corporate by $232,000.

•	Accrued expenses increased by $2.3 million (6.1%) primarily due to higher severance and payroll-related accruals.

•	Long-term debt balances decreased by $13.1 million (57.9%) as we continue to use cash flows from operations to reduce borrowings under our revolving credit facility.

•

Net deferred income tax liabilities in excess of assets increased by $1.4 million and income taxes recoverable decreased by $1.6 million due primarily to the movement between these line items in the balance sheet.

          Cash provided by operating activities was $33.3 million in the first quarter of 2009 compared with $6.2 million in 2008. The change is primarily related to normal volatility of working capital components and lower net income.

          Cash used in investing activities was $10.6 million in the first quarter of 2009, compared with cash provided by investing activities of $19.8 million in the first quarter of 2008. The change between periods is primarily due to 2008 proceeds received from the sale of the aluminum extrusions business in Canada of $23.6 million.

          Net cash flow used in financing activities was $14.4 million in the first quarter of 2009 and related to net repayments on our revolving credit facility with excess cash flow of $13.1 million and the payment of regular quarterly dividends of $1.4 million (4 cents per share).

          Further information on cash flows for the quarters ended March 31, 2009 and 2008 are provided in the consolidated statements of cash flows on page 4.

          Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2009 are as follows:

Net Capitalization and Indebtedness as of March 31, 2009 (In Thousands)

Net capitalization:
Cash and cash equivalents	$53,281
Debt:
$300 million revolving credit agreement maturing December 15, 2010	8,000
Other debt	1,567

Total debt	9,567

Cash and cash equivalents net of debt	(43,714)
Shareholders’ equity	387,611

Net capitalization	$343,897

Indebtedness as defined in revolving credit agreement:
Total debt	$9,567
Face value of letters of credit	6,113
Liabilities relating to derivative financial instruments, net of cash deposits	7,193

Indebtedness	$22,873

          Under the revolving credit agreement, borrowings are permitted up to $300 million, and $235.2 million was available to borrow at March 31, 2009. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee

> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

          At March 31, 2009, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended March 31, 2009 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2009:
Net loss	$(2,943)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	21,953
Interest expense	1,716
Charges related to stock option grants and awards accounted for under the fair value-based method	984
Losses related to the application of the equity method of accounting	—
Depreciation and amortization expense for continuing operations	41,682
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,180)	40,973
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,006)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,912)	(9,512)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	93,847
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(41,682)

Adjusted EBIT as defined in revolving credit agreement	$52,165

Shareholders’ equity at March 31, 2009 as defined in revolving credit agreement	$453,153
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.24x
Interest coverage ratio (adjusted EBIT-to-interest expense)	30.40x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$141,638
Minimum adjusted shareholders’ equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$336,147
Maximum leverage ratio permitted:
Ongoing	2.75x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

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

          See the executive summary beginning on page 17 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

          In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 8 on page 10 for additional information.

     Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

          In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $85,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

     Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

          We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for the first quarters of 2009 and 2008 are as follows:

Percentage of Net Sales from Continuing Manufacturing Operations Related to Foreign Markets*

	Three Months Ended March 31

	2009		2008

	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations

Canada	7%	—%	5%	—%
Europe	1	18	1	18
Latin America	—	3	—	3
Asia	4	6	2	7

Total	12%	27%	8%	28%

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

          In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $650,000 in the first quarter of 2009 compared with the first quarter of 2008.

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

          There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

          There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Tredegar Corporation
(Registrant)

Date:	May 7, 2009	/s/ D. Andrew Edwards

D. Andrew Edwards
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)