Form 10-Q
period 2009-06-30
TREDEGAR CORP
filed 2009-08-04
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock, no par value, outstanding as of July 31, 2009: 33,984,527.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tredegar Corporation Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$58,658	$45,975
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $4,065 in 2009 and $3,949 in 2008	81,933	91,400
Income taxes recoverable	6,554	12,549
Inventories	29,159	36,809
Deferred income taxes	5,198	7,654
Prepaid expenses and other	3,114	5,374
Total current assets	184,616	199,761
Property, plant and equipment, at cost	652,714	640,492
Less accumulated depreciation	419,991	403,622
Net property, plant and equipment	232,723	236,870
Other assets and deferred charges	40,723	38,926
Goodwill and other intangibles	104,428	135,075
Total assets	$562,490	$610,632

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$48,061	$54,990
Accrued expenses	35,427	38,349
Current portion of long-term debt	644	529
Total current liabilities	84,132	93,868
Long-term debt	960	22,173
Deferred income taxes	48,520	45,152
Other noncurrent liabilities	26,530	29,023
Total liabilities	160,142	190,216
Commitments and contingencies (Notes 1 and 2)
Shareholders' equity:
Common stock, no par value	41,744	40,719
Common stock held in trust for savings restoration plan	(1,318)	(1,313)
Foreign currency translation adjustment	24,056	23,443
Loss on derivative financial instruments	(1,742)	(6,692)
Pension and other postretirement benefit adjustments	(64,397)	(64,788)
Retained earnings	404,005	429,047
Total shareholders' equity	402,348	420,416
Total liabilities and shareholders' equity	$562,490	$610,632

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Revenues and other items:
Sales	$158,115	$234,008	$311,181	$462,488
Other income (expense), net	488	663	1,357	1,220
	158,603	234,671	312,538	463,708
Costs and expenses:
Cost of goods sold	125,615	196,249	250,873	390,488
Freight	3,870	5,797	7,099	10,898
Selling, general and administrative	14,267	14,288	29,039	30,774
Research and development	2,999	2,851	5,511	5,334
Amortization of intangibles	30	31	60	63
Interest expense	184	557	388	1,438
Asset impairments and costs associated with exit and disposal activities	(149)	1,219	1,482	5,159
Goodwill impairment charge	-	-	30,559	-
Total	146,816	220,992	325,011	444,154
Income (loss) from continuing operations before income taxes	11,787	13,679	(12,473)	19,554
Income taxes	5,300	4,814	9,857	6,904
Income (loss) from continuing operations	6,487	8,865	(22,330)	12,650
Loss from discontinued operations	-	(207)	-	(930)
Net income (loss)	$6,487	$8,658	$(22,330)	$11,720

Earnings (loss) per share:
Basic:
Continuing operations	$.19	$.26	$(.66)	$.37
Discontinued operations	-	(.01)	-	(.03)
Net income (loss)	$.19	$.25	$(.66)	$.34

Diluted:
Continuing operations	$.19	$.26	$(.66)	$.37
Discontinued operations	-	(.01)	-	(.03)
Net income (loss)	$.19	$.25	$(.66)	$.34

Shares used to compute earnings (loss) per share:
Basic	33,876	33,997	33,871	34,231
Diluted	33,971	34,211	33,871	34,445

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months
	Ended June 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(22,330)	$11,720
Adjustments for noncash items:
Depreciation	19,663	22,379
Amortization of intangibles	60	63
Goodwill impairment charge	30,559	-
Deferred income taxes	2,160	7,123
Accrued pension and postretirement benefits	(1,267)	(2,825)
Loss on asset impairments and divestitures	-	3,337
Gain on sale of assets	(1,004)	-
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	9,732	(25,162)
Inventories	8,055	15,913
Income taxes recoverable	5,995	(9,803)
Prepaid expenses and other	2,221	828
Accounts payable and accrued expenses	(522)	2,086
Other, net	(1,333)	2,180
Net cash provided by operating activities	51,989	27,839
Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable of $1,709 in 2009)	(17,348)	(10,461)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	-	23,616
Proceeds from the sale of assets and property disposals	1,118	248
Investments	-	(1,722)
Net cash provided by (used in) investing activities	(16,230)	11,681
Cash flows from financing activities:
Dividends paid	(2,717)	(2,736)
Debt principal payments	(21,098)	(47,209)
Borrowings	-	22,000
Repurchases of Tredegar common stock	-	(12,904)
Proceeds from exercise of stock options and other	187	-
Net cash used in financing activities	(23,628)	(40,849)
Effect of exchange rate changes on cash	552	1,621
Increase in cash and cash equivalents	12,683	292
Cash and cash equivalents at beginning of period	45,975	48,217
Cash and cash equivalents at end of period	$58,658	$48,509

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders' Equity
(In Thousands, Except Per Share Data)
(Unaudited)
				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restora-tion Plan	Foreign Currency Trans-lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Share-holders' Equity
Balance December 31, 2008	$40,719	$429,047	$(1,313)	$23,443	$(6,692)	$(64,788)	$420,416
Comprehensive income (loss):
Net income (loss)	-	(22,330)	-	-	-	-	(22,330)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $337)	-	-	-	613	-	-	613
Derivative financial instruments adjustment (net of tax of $3,019)	-	-	-	-	4,950	-	4,950
Amortization of prior service costs and net gains or losses (net of tax of $220)	-	-	-	-	-	391	391
Comprehensive income (loss)							(16,376)
Cash dividends declared ($.08 per share)	-	(2,717)	-	-	-	-	(2,717)
Stock-based compensation expense & other	1,025	-	-	-	-	-	1,025
Tredegar common stock purchased by trust for savings restoration plan	-	5	(5)	-	-	-	-
Balance June 30, 2009	$41,744	$404,005	$(1,318)	$24,056	$(1,742)	$(64,397)	$402,348

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2009, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, the consolidated cash flows for the six months ended June 30, 2009 and 2008, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2009.  All such adjustments are deemed to be of a normal, recurring nature.  The preparation of these interim financial statements also includes an evaluation of subsequent events through August 4, 2009, which is the date that the financial statements were issued.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments and restructurings in the second quarter of 2009 shown in the segment operating profit table in Note 10 include:

•
Pretax losses of $779,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail);

•
Pretax gain of $276,000 related to the reduction of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax gain of $175,000 on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); and

•	Pretax gain of $149,000 related to the reversal to income of certain inventory impairment accruals in Film Products.

Plant shutdowns, asset impairments and restructurings in the second quarter of 2008 shown in the segment operating profit table in Note 10 include:

•	Pretax charge of $854,000 for asset impairments in Film Products;
•	Pretax charges of $365,000 for severance and other employee-related costs in connection with restructurings in Film Products ($90,000) and Aluminum Extrusions ($275,000); and
•
Pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments and restructurings in the first six months of 2009 shown in the segment operating profit table in Note 10 include:

•
Pretax charges of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•
Pretax losses of $1.4 million for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail);

•
Pretax gain of $276,000  related to the reduction of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax gain of $275,000 on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia;

•
Pretax gain of $175,000 on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); and

•	Pretax gain of $149,000 related to the reversal to income of certain inventory impairment accruals in Film Products.

Plant shutdowns, asset impairments and restructurings in the first six months of 2008 shown in the segment operating profit table in Note 10 include:

•	Pretax charges of $2.7 million for severance and other employee-related costs in connection with restructurings in Film Products ($2.2 million) and Aluminum Extrusions ($510,000);
•	Pretax charges of $2.5 million for asset impairments in Film Products; and
•
Pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

The reduction in workforce in Film Products in 2009 (approximately 50 people) is expected to save $1.4 million in 2009 and $2.5 million on an annualized basis.  The reduction in workforce in Film Products in 2008 (approximately 90 people) is expected to save $4.2 million on an annualized basis.

Results for 2009 also include a pretax gain of $404,000 ($257,000 after tax) on the sale of corporate real estate in the first quarter.  This gain is included in “Other income (expenses), net” in the consolidated statements of income.

Income taxes for the first six months of 2009 include the recognition of a valuation allowance of $3.7 million ($1.8 million in the second quarter) related to the expected limitations on the utilization of assumed capital losses on certain investments.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25 million to an affiliate of H.I.G. Capital.  We recognized a charge of $1.1 million ($430,000 after taxes) in the first quarter of 2008 and $207,000 ($207,000 after taxes) in the second quarter of 2008, which was in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007.  The remaining after-tax loss for discontinued operations in 2008 of $293,000 relates to the loss from operations up through the date of sale.  All historical results for this business have been reflected as discontinued operations in the accompanying financial statements and tables, except cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.   The components of the loss from discontinued operations are presented below:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2009	2008	2009	2008
Loss from operations before income taxes	$-	$-	$-	$(391)
Income tax cost (benefit) on operations	-	-	-	(98)
	-	-	-	(293)
Loss associated with asset impairments and disposal activities	-	(207)	-	(1,337)
Income tax cost (benefit) on asset impairments and costs associated with disposal activities	-	-	-	(700)
	-	(207)	-	(637)
Loss from discontinued operations	$-	$(207)	$-	$(930)

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the six months ended June 30, 2009 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Other (a)	Total
Balance at December 31, 2008	$431	$-	$4,491	$4,922
Changes in 2009:
Charges	1,631	-	-	1,631
Cash spent	(850)	-	(645)	(1,495)
Charged against assets	-	-	-	-
Balance at June 30, 2009	$1,212	$-	$3,846	$5,058

(a)       Other primarily includes accrued losses on a sub-lease at a facility in Princeton, New Jersey.

3.
We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year).  Our reporting units include Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).  We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples.  Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with the first quarter of 2008), the resulting first quarter operating loss (see Note 10), possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed.  Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions in the first quarter of 2009.  This was the entire amount of goodwill associated with the Aluminum Extrusions reporting unit and an anomalous write-off under U.S. GAAP since the decline in the estimated fair value below the carrying value of the operating net assets of Aluminum Extrusions was far less than $30.6 million.  The goodwill of Film Products will be tested for impairment at the annual testing date unless there is an indicator of impairment identified at an earlier date.

4.	The components of other comprehensive income or loss are as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
(In Thousands)	2009	2008	2009	2008
Net income (loss)	$6,487	$8,658	$(22,330)	$11,720
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	5,236	2,811	613	7,164
Reclassification adjustment of foreign currency translation gain included in income (related to sale of aluminum extrusions business in Canada - see Note 2)	-	-	-	(14,292)
Foreign currency translation adjustment	5,236	2,811	613	(7,128)
Derivative financial instrument adjustment	3,466	(590)	4,950	2,587
Pension and other post-retirement benefit adjustment:
Amortization of prior service costs and net gains or losses	196	(116)	391	(232)
Reclassification of net actuarial losses and prior service costs (related to sale of aluminum extrusions business in Canada - see Note 2)	-	-	-	4,871
Pension and other post-retirement benefit adjustment	196	(116)	391	4,639
Comprehensive income (loss)	$15,385	$10,763	$(16,376)	$11,818

5.             The components of inventories are as follows:

	June 30	Dec. 31
(In Thousands)	2009	2008
Finished goods	$5,944	$7,470
Work-in-process	1,478	2,210
Raw materials	7,819	14,264
Stores, supplies and other	13,918	12,865
Total	$29,159	$36,809

6.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.   Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
(In Thousands)	2009	2008	2009	2008
Weighted average shares outstanding used to compute basic earnings (loss) per share	33,876	33,997	33,871	34,231
Incremental dilutive shares attributable to stock options and restricted stock	95	214	-	214
Shares used to compute diluted earnings (loss) per share	33,971	34,211	33,871	34,445

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period.  During the three and six months ended June 30, 2009 and three and six months ended June 30, 2008, 582,833, 390,300, 158,507 and 689,697, respectively, of anti-dilutive options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.
Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $11.1 million at June 30, 2009, compared with $10.1 million at December 31, 2008.  This investment has a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $10.0 million, which represents the amount invested on April 2, 2007.

During the third quarter of 2008, we sold our investments in Theken Spine and Therics, LLC.  In 2009, we recognized a gain of $150,000 in the first quarter for a post-closing adjustment related to the sale (included in “Other income (expense), net” in the consolidated statements of income).  AFBS, Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar.

During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company.  In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of financing completed by the investee.  The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%.  The investment is accounted for under the fair value method.  We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests.  At June 30, 2009, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $13.1 million.  The fair value of our investment, which exceeds the amount of cash invested by $5.6 million, was based on our estimate of the value of our ownership interest.

On the date of our most recent investment (December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors.  Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest.  In addition, the company currently has no product sales.  Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates primarily will be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.  As a result, an increase in our estimate of the fair value of our ownership interest is unlikely unless a significant new round of financing, merger, or initial public offering or significant favorable event versus plans indicates a higher value.  However, if the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus plans as of December 15, 2008, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting.  For the three and six months ended June 30, 2009, net losses recorded by the drug company, as reported to us by the investee, were $1.1 million and $3.4 million, respectively, compared to net losses of $1.8 million and $3.1 million for the three and six months ended June 30, 2008, respectively.  Total assets (which included cash and cash equivalents of $1.4 million at June 30, 2009 and $5.5 million at December 31, 2008) were $4.3 million and $8.4 million at June 30, 2009 and December 31, 2008, respectively.

On December 31, 2008, the privately held drug company was converted from a limited liability company taxed as a pass-through entity (partnership) to a corporation.  Substantially all shareholder rights from the limited liability company carried over in the conversion. Our allocation of losses for tax purposes as a pass-through entity in 2008 was approximately $4.8 million.

8.
We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist as part of ongoing business operations primarily in Film Products.  Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value.  A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges are recorded in other comprehensive income.  Gains and losses accumulated in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction.  Such gains and losses are reported on the same line as the underlying hedged item.  Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.  The amount of gains and losses recognized for hedge ineffectiveness was not material to the three and six month periods ended June 30, 2009 and 2008.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs.  If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments.  The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $15.4 million (16.7 million pounds of aluminum) at June 30, 2009 and $28.1 million (23.8 million pounds of aluminum) at December 31, 2008.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2009 and December 31, 2008:

(In Thousands)	June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments
Under SFAS No. 133
Liability derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$2,607	Accrued expenses	$11,042

Derivatives Not Designated as Hedging
Instruments Under SFAS No. 133

Asset derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$-	Accrued expenses	$973

Liability derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$-	Accrued expenses	$973

In the event that a counterparty to an aluminum fixed-price forward sale contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation.  The offsetting asset and liability positions included in the table above are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

Our aluminum futures brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit.  Due to recent significant reductions in aluminum prices on the London Metal Exchange (LME) (see chart on page 31), we were required to post margin deposits of $4.0 million at December 31, 2008 on LME futures losses (no deposits required at June 30, 2009).  These amounts are recorded as an offset to the fair value of unrealized aluminum futures contract losses included in “Accrued expenses” in the consolidated balance sheets.

Losses associated with the aluminum extrusions business of $779,000 ($485,000 after tax) and $1.4 million ($863,000 after tax) were recognized during the three and six month periods ending June 30, 2009, respectively, for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments.  Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 10.  Timing differences prior to 2009 have not been significant.

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility.  We have used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations.  The notional amount of this foreign currency forward was $2.9 million at June 30, 2009 and $4.2 million at December 31, 2008.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of June 30, 2009 and December 31, 2008:

(In Thousands)	June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments
Under SFAS No. 133
Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$74	Prepaid expenses and other	$56

           We receive Euro-based royalty payments relating to our operations in Europe.  We use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates.  The outstanding notional amount on these collars was $7.0 million at June 30, 2009, and these outstanding currency collar options will expire at quarterly intervals through December 2009.  There were no derivatives outstanding at December 31, 2008 related to the hedging of royalty payments with currency options.  The table below summarizes our open currency option positions at June 30, 2009:

		U.S. Dollar Equivalent Strike Prices of Options Bought and Sold on USD/EUR
Period Covered by Contract	Notional Amount (In Thousands)	Call Options Sold	Put Options Bought
3rd Qtr 2009	$3,500	$1.39	$1.28
4th Qtr 2009	3,500	1.39	1.28

The table below summarizes the location and gross amounts of foreign currency option contract fair values in the consolidated balance sheets as of June 30, 2009 and December 31, 2008:

(In Thousands)	June 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments
Under SFAS No. 133

Asset derivatives:
Foreign currency option contracts	Accrued expenses	$23	Not Applicable

Liability derivatives:
Foreign currency option contracts	Accrued expenses	$189	Not Applicable

Our derivative contracts involve elements of credit and market risk, including the risk of dealing with counterparties and their ability to meet the terms of the contracts.  The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our aluminum futures contracts are major financial institutions.  Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers.  The counterparty to our foreign currency futures and zero-cost collar contracts are major financial institutions.

The effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2009 and 2008 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Three Months Ended June 30,	2009	2008	2009	2008
Amount of pre-tax gain (loss) recognized in other comprehensive income	$1,367	$372	$(49)	$-
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Not Applicable

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(4,257)	$1,170	Not Applicable

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Six Months Ended June 30,	2009	2008	2009	2008
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(642)	$5,378	$(249)	$-
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Not Applicable

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(8,861)	$1,131	Not Applicable

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three and six months ended June 30, 2009 and 2008.  As of June 30, 2009, we expect $1.4 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months.  For the three and six month periods ended June 30, 2009 and 2008, we had not realized any unrealized net gains or losses from hedges that had been discontinued.

9.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results for continuing operations are shown below:

	Pension Benefits for Three Months Ended June 30		Other Post-Retirement Benefits for Three Months Ended June 30
(In Thousands)	2009	2008	2009	2008
Service cost	$(783)	$(1,053)	$(18)	$(18)
Interest cost	(3,344)	(3,055)	(129)	(128)
Expected return on plan assets	5,189	5,486	-	-
Amortization of prior service costs, gains or losses and net transition asset	(305)	181	24	-
Net periodic benefit income (cost)	$757	$1,559	$(123)	$(146)

	Pension Benefits for Six Months Ended June 30		Other Post-Retirement Benefits for Six Months Ended June 30
(In Thousands)	2009	2008	2009	2008
Service cost	$(1,566)	$(2,105)	$(36)	$(36)
Interest cost	(6,688)	(6,110)	(257)	(257)
Expected return on plan assets	10,378	10,971	-	-
Amortization of prior service costs, gains or losses and net transition asset	(610)	362	46	-
Net periodic benefit income (cost)	$1,514	$3,118	$(247)	$(293)

We contributed approximately $122,000 to our pension plans for continuing operations in 2008.  We expect to contribute $2.3 million in 2009, which is $2.1 million lower than previously expected.  During 2008, the fair value of the assets of our pension plans declined by approximately $89.6 million to $194.5 million in December 31, 2008, due mainly to the drop in global stock prices and benefit payments to retirees of $10.2 million.  We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $243,000 for the year ended December 31, 2008.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Net Sales
Film Products	$107,804	$135,529	$212,587	$267,843
Aluminum Extrusions	46,441	92,682	91,495	183,747
Total net sales	154,245	228,211	304,082	451,590
Add back freight	3,870	5,797	7,099	10,898
Sales as shown in the Consolidated Statements of Income	$158,115	$234,008	$311,181	$462,488

Operating Profit (Loss)
Film Products:
Ongoing operations	$14,214	$13,479	$27,228	$24,265
Plant shutdowns, asset impairments, restructurings and other	149	(944)	(660)	(4,649)

Aluminum Extrusions:
Ongoing operations	634	2,406	(1,163)	3,948
Goodwill impairment charge	-	-	(30,559)	-
Plant shutdowns, asset impairments, restructurings and other	(328)	(380)	(1,306)	(615)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	-	150	-

Total	14,669	14,561	(6,310)	22,949
Interest income	175	188	434	446
Interest expense	184	557	388	1,438
Gain on sale of corporate assets	-	-	404	-
Stock option-based compensation costs	541	278	803	338
Corporate expenses, net	2,332	235	5,810	2,065
Income (loss) from continuing operations before income taxes	11,787	13,679	(12,473)	19,554
Income taxes	5,300	4,814	9,857	6,904
Income (loss) from continuing operations	6,487	8,865	(22,330)	12,650
Loss from discontinued operations	-	(207)	-	(930)
Net income (loss)	$6,487	$8,658	$(22,330)	$11,720

11.
The effective tax rate for the second quarter of 2009 was 45.0% compared to 35.2% for the second quarter of 2008.  The increase in the effective tax rate for continuing operations for the second quarter reflects the change in income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year.

The significant differences between the U.S. federal statutory rate and the effective income rate for continuing operations for the six month periods ended June 30, 2009 and 2008 are as follows:

	Percent of Income (Loss) Before Income Taxes for
	Continuing Operations
Six Months Ended June 30	2009	2008
Income tax expense at federal statutory rate	35.0	35.0
Goodwill impairment charge	(85.8)	-
Valuation allowance for capital loss carry-forwards	(30.0)	(4.7)
Unremitted earnings from foreign operations	(5.6)	7.4
State taxes, net of federal income tax benefit	(1.7)	0.4
Valuation allowance for foreign operating loss carry-forwards	(0.5)	1.0
Non-deductible expenses	(0.2)	0.2
Research and development tax credit	0.9	-
Foreign rate differences	8.8	(4.1)
Other	0.1	0.1
Effective income tax rate	(79.0)	35.3

A reconciliation of our unrecognized uncertain tax positions since December 31, 2008, is shown below:

(In Thousands)				Increase
				(Decrease)
		Increase (Decrease)		Due to	Reductions
		Due to Tax Positions		Settlements	Due to
	Balance at	Taken in		with	Lapse of	Balance at
	January 1,	Current	Prior	Taxing	Statute of	June 30,
	2009	Period	Period	Authorities	Limitations	2009
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$2,553	$48	$10	$(1,440)	$-	$1,171
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(1,828)					(439)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	725					732
Interest and penalties accrued on deductions taken relating to uncertain tax positions with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet	1,303					728
Related deferred income tax assets recognized on interest and penalties	(476)					(269)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	827					459
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,552					$1,191

In the second quarter of 2009, we settled several disputed issues raised by the IRS during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regarded the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes.  The settlement with the IRS for the disputed issues cost us approximately $1.0 million, which is lower than the previous estimate of $1.3 million and was applied against the balance of unrecognized tax benefits.

Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions.  Except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005.  With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2005.

12.
The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employees’ Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)-1).  FSP No. FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, to include objectives for disclosing information about postretirement benefit plan assets, thereby addressing financial statement user concerns regarding the lack of transparency previously surrounding such disclosures.  Disclosures are intended to provide users with an understanding of (1) how investment allocation decisions are made, including an understanding of investment policies and strategies, (2) major classes of plan assets, (3) the inputs and valuation techniques used to measure fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and (5) significant concentrations of risk within plan assets.  FSP No. FAS 132(R)-1 is effective for annual periods ending after December 15, 2009.  We do not believe that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our financial statements and related disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS No. 166).  SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We do expect SFAS No. 166 to have a material impact on our financial statements and disclosures.

The FASB also issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS No. 167) in June 2009. SFAS No. 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We are currently evaluating the impact of SFAS No. 167 on our financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS No. 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both SFAS No. 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by non-governmental entities. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,”  “may” and similar expressions, we do so to identify forward-looking statements.  Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  Factors that could cause actual results to differ from expectations include, without limitation: Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of continuing operations in Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction, distribution and transportation industries, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the SEC) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2008 Annual Report on Form 10-K (2008 Form 10-K) filed with the SEC.  Readers are urged to review and consider carefully the disclosures Tredegar makes in its 2008 Form 10-K.  Tredegar does not undertake to update any forward-looking statement made in its interim filings with the SEC to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

Second-quarter 2009 income from continuing operations was $6.5 million (19 cents per share) compared with $8.9 million (26 cents per share) in the second quarter of 2008.  Losses from continuing operations for the first six months of 2009 was $22.3 million (66 cents per share) compared with income from continuing operations of $12.7 million (37 cents per share) in the first six months of 2008.  Losses related to plant shutdowns, asset impairments and restructurings are described in Note 2 on page 6.

The following tables present Tredegar’s net sales and operating profit by segment for the second quarter and six months ended June 30, 2009 and 2008:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Net Sales
Film Products	$107,804	$135,529	$212,587	$267,843
Aluminum Extrusions	46,441	92,682	91,495	183,747
Total net sales	154,245	228,211	304,082	451,590
Add back freight	3,870	5,797	7,099	10,898
Sales as shown in the Consolidated Statements of Income	$158,115	$234,008	$311,181	$462,488

Operating Profit (Loss)
Film Products:
Ongoing operations	$14,214	$13,479	$27,228	$24,265
Plant shutdowns, asset impairments, restructurings and other	149	(944)	(660)	(4,649)

Aluminum Extrusions:
Ongoing operations	634	2,406	(1,163)	3,948
Goodwill impairment charge	-	-	(30,559)	-
Plant shutdowns, asset impairments, restructurings and other	(328)	(380)	(1,306)	(615)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	-	150	-

Total	14,669	14,561	(6,310)	22,949
Interest income	175	188	434	446
Interest expense	184	557	388	1,438
Gain on sale of corporate assets	-	-	404	-
Stock option-based compensation costs	541	278	803	338
Corporate expenses, net	2,332	235	5,810	2,065
Income (loss) from continuing operations before income taxes	11,787	13,679	(12,473)	19,554
Income taxes	5,300	4,814	9,857	6,904
Income (loss) from continuing operations	6,487	8,865	(22,330)	12,650
Loss from discontinued operations	-	(207)	-	(930)
Net income (loss)	$6,487	$8,658	$(22,330)	$11,720

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products.  Second-quarter net sales in Film Products were $107.8 million, down 20.5% from $135.5 million in the second quarter of 2008, while operating profit from ongoing operations increased to $14.2 million in the second quarter of 2009 from $13.5 million in 2008.  Volume was 49.6 million pounds in the second quarter of 2009, down 12.7% from 56.8 million pounds in the second quarter of 2008.

Net sales in Film Products for the first six months of 2009 were $212.6 million, a decrease of 20.6% from $267.8 million in the first six months of 2008.  Operating profit from ongoing operations was $27.2 million in the first six months of 2009, an increase of 12.2% from $24.3 million in the first six months of last year.  Volume was 98.9 million pounds in the first six months of 2009, down 13.8% from 114.8 million pounds in the first six months of 2008.

Net sales declined due to lower volume across all market segments, most notably personal care and surface protection materials, the unfavorable impact of changes in the U.S. dollar value of currencies for operations outside the U.S. and the impact of lower selling prices from the pass-through of lower resin costs.  We believe volume declines in both periods were primarily driven by the economic downturn and customer inventory adjustments.

Operating profit from ongoing operations increased in the second quarter and first half of 2009 versus the same periods in 2008 as cost reduction efforts, productivity gains and the favorable impact of the lag in the pass-through of lower average resin costs more than offset lower volumes and the unfavorable effect of currency changes.  Film Products has index-based pass-through raw material cost agreements for the majority of its business.  However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.  Film Products estimates that the impact of the lag in the pass-through of changes in average resin costs on operating profit was not significant in the second quarter of 2009 and a negative $2.0 million in the second quarter of 2008.  The estimated impact of the resin pass-through lag was a positive $3.0 million in the first half of 2009 and a negative $3.2 million in the first half of 2008.  The company estimates that changes in the U.S. dollar value of currencies for operations outside of the U.S. had an unfavorable impact on operating profit of $1.1 million in the second quarter of 2009 compared with the second quarter of 2008, and an unfavorable impact of approximately $1.5 million in the first six months of 2009 compared with the same period of 2008.

We continue to be very focused on reducing costs.  We recognized severance and other employee-related costs of $1.1 million relating to a reduction in Film Products’ workforce in the first quarter of 2009 (approximately 50 people) that is expected to save $1.4 million in 2009 and $2.5 million on an annualized basis.  During 2008, we recognized restructuring and asset impairment charges of $3.7 million, including charges relating to a reduction of the Film Products’ workforce (approximately 90 people) that is expected to save $4.2 million on an annualized basis.

Capital expenditures in Film Products were $7.1 million in both the first half of 2009 and 2008, and are projected to be approximately $20 million in 2009.  Depreciation expense was $15.9 million in the first six months of 2009 compared with $17.8 million in the first six months of last year, and is projected to be approximately $33 million in 2009.

Aluminum Extrusions. Second-quarter net sales from continuing operations in Aluminum Extrusions were $46.4 million, down 49.9% from $92.7 million in the second quarter of 2008.  Operating income from ongoing operations was $634,000 for the second quarter of 2009, a 73.6% decline from operating profit of $2.4 million for the second quarter of 2008.  Volume from continuing operations decreased to 24.2 million pounds in the second quarter of 2009, down 31.7% from 35.4 million pounds in the second quarter of 2008.

Net sales in Aluminum Extrusions for the first six months of 2009 declined 50.2% to $91.5 million from $183.7 million in the first six months of 2008.  Operating losses from ongoing operations were $1.2 million for the first six months of 2009, a $5.1 million decline from operating profits of $3.9 million for the same period in 2008.  Volume was 47.7 million pounds in the first six months of 2009, down 34.3% from 72.5 million pounds in the first six months of 2008.

The net sales declines in the second quarter and first half of 2009 compared with the prior year were primarily due to lower sales volume as weak market conditions led to lower shipments in all markets and lower average selling prices driven by lower average aluminum costs.  Shipments for non-residential construction, which comprised approximately 72% of total volume in 2008, declined by approximately 32% during the first half of 2009 compared to the first half of 2008.  The decrease in operating profit from ongoing operations in the second quarter and the reported operating loss from ongoing operations in the first half of the year were also primarily driven by lower sales volumes.

As described in Note 3 on page 8, we recognized a non-cash goodwill impairment charge of $30.6 million ($30.6 million after tax) in Aluminum Extrusions in the first quarter of 2009.

Capital expenditures for continuing operations in Aluminum Extrusions were $8.5 million in the first half of 2009 compared with $3.3 million in the first half of last year.  Capital expenditures are projected to be approximately $19 million in 2009, of which $15.4 million relates to the 18-month project to expand the capacity at the Carthage, Tennessee manufacturing facility.  This new capacity will be dedicated to serving customers in the non-residential construction sector.  Depreciation expense was $3.8 million in the first half of 2009 compared with $4.0 million in the first half of last year, and is projected to be approximately $8 million in 2009.

Other Items. Net pension income from continuing operations was $757,000 in the second quarter and $1.5 million in the first six months of 2009, an unfavorable change of $843,000 and $1.6 million, respectively, from amounts recognized in the comparable periods of 2008.  We contributed approximately $122,000 to our pension plans in 2008.  We expect to contribute $2.3 million in 2009, which is $2.1 million lower than previously expected.  During 2008, the fair value of the assets of our pension plans declined by approximately $89.6 million to $194.5 million at December 31, 2008, due mainly to the drop in global stock prices and benefit payments to retirees of $10.2 million.  Corporate expenses, net in the second quarter and first six months of 2009 also increased in comparison to 2008 due to adjustments made in the prior year to accruals for certain performance-based compensation programs.

Interest expense was $184,000 and $388,000 in the second quarter and first half of 2009, respectively, a decrease from $557,000 and $1.4 million in the second quarter and first half of last year, respectively, primarily due to lower average debt levels and lower average interest rates.

The effective tax rates used to compute income taxes from continuing operations was 45.0% for the second quarter of 2009 compared to 35.2% for the second quarter of 2008, and (79.0)% in the first six months of 2009 compared with 35.3% in the first six months of 2008. The change in the effective tax rate for continuing operations for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year.  The significant differences between the U.S. federal statutory rate and the effective tax rate for continuing operations for the first six months is shown in the table provided in Note 11 on page 17.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $11.1 million at June 30, 2009, compared with $10.1 million at December 31, 2008.  This investment has a carrying value in Tredegar’s balance sheet of $10.0 million (included in “Other assets and deferred charges”), which represents the amount invested on April 2, 2007.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 27.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employees’ Disclosures about Postretirement Benefit Plan Assets (FSP No. FAS 132(R)-1).  FSP No. FAS 132(R)-1 amends Statement of Financial Accounting Standards No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, to include objectives for disclosing information about postretirement benefit plan assets, thereby addressing financial statement user concerns regarding the lack of transparency previously surrounding such disclosures.  Disclosures are intended to provide users with an understanding of (1) how investment allocation decisions are made, including an understanding of investment policies and strategies, (2) major classes of plan assets, (3) the inputs and valuation techniques used to measure fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and (5) significant concentrations of risk within plan assets.  FSP No. FAS 132(R)-1 is effective for annual periods ending after December 15, 2009.  We do not believe that the adoption of FSP No. FAS 132(R)-1 will have a material impact on our financial statements and related disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS No. 166).  SFAS No. 166 clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We do expect SFAS No. 166 to have a material impact on our financial statements and disclosures.

The FASB also issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS No. 167) in June 2009. SFAS No. 167 clarifies and improves financial reporting by entities involved with variable interest entities. This Statement is effective as of the beginning of the annual period beginning after November 15, 2009. We are currently evaluating the impact of SFAS No. 167 on our financial statements.

In June 2009, the FASB issued Financial Accounting Standard No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS No. 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both SFAS No. 168 and ASU 2009-1 recognize the FASB Accounting Standards CodificationTM as the source of authoritative U.S. generally accepted accounting principles to be utilized by non-governmental entities. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009.

Results of Operations

Second Quarter 2009 Compared with Second Quarter 2008

Overall, sales in the second quarter of 2009 decreased by 32.4% compared with 2008.   Net sales (sales less freight) decreased 20.5% in Film Products primarily due a lower volume in most markets and the unfavorable impact of currency exchange rate changes.  In addition, second quarter sales in 2008 include the impact of higher selling prices that resulted from the pass-through of increased resin costs.  Net sales decreased 49.9% in Aluminum Extrusions due to lower volume and lower average selling prices driven by lower average aluminum costs.  Volumes in Aluminum Extrusions decreased 31.7% to 24.2 million pounds in the second quarter of 2009 compared with 35.4 million pounds in the second quarter of 2008.  Shipments declined in all markets.  For more information on net sales and volume, see the executive summary beginning on page 19.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 18.1% in the second quarter of 2009 from 13.7 % in 2008.  The gross profit margin increased in Film Products primarily due to cost reduction efforts, productivity gains and the positive impact of the lag in the pass-through of lower average resin costs.  Gross profit margin in Aluminum Extrusions decreased as a result of volume declines noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.9% in the second quarter of 2009, up from 7.3% in the second quarter of last year.  The increase is primarily due to the decline in sales noted above.

Plant shutdowns, asset impairments and restructurings in the second quarter of 2009 shown in the segment operating profit table on page 20 include:

•
Pretax losses of $779,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail);

•
Pretax gain of $276,000 related to the reduction of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax gain of $175,000 on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); and

•	Pretax gain of $149,000 related to the reversal to income of certain inventory impairment accruals in Film Products.

See the executive summary beginning on page 19 for information on our cost reduction efforts.

Plant shutdowns, asset impairments and restructurings in the second quarter of 2008 shown in the segment operating profit table on page 20 include:

•	A pretax charge of $854,000 for asset impairments in Film Products;
•	Pretax charges of $365,000 for severance and other employee-related costs in connection with restructurings in Film Products ($90,000) and Aluminum Extrusions ($275,000); and
•
A pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income).

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $175,000 in the second quarter of 2009 and $188,000 in 2008.  Interest expense was $184,000 and $557,000 in the second quarters of 2009 and 2008, respectively, due to reduced average debt levels and lower average interest rates.  Average debt outstanding and interest rates were as follows:

	Three Months
	Ended June 30
(In Millions)	2009	2008
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$3.8	$51.1
Average interest rate	1.3%	3.4%
Fixed-rate and other debt:
Average outstanding debt balance	$1.6	$2.0
Average interest rate	2.5%	4.3%
Total debt:
Average outstanding debt balance	$5.4	$53.1
Average interest rate	1.7%	3.4%

The effective tax rate used to compute income taxes from continuing operations was 45.0% for the second quarter of 2009 compared to 35.2% for the second quarter of 2008. The change in the effective tax rate for continuing operations for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year.  The significant differences between the U.S. federal statutory rate and the effective tax rate for continuing operations for the first six months is shown in the table provided in Note 11 on page 17.

First Six Months of 2009 Compared with First Six Months of 2008

Overall, sales in the first six months of 2009 decreased by 32.7% compared with 2008.   Net sales (sales less freight) decreased 20.6% in Film Products primarily due to lower volumes in most markets and the appreciation of the U.S. dollar value of currencies for operations outside of the U.S.  Net sales decreased 50.2% in Aluminum Extrusions due to lower volume and lower average selling prices driven by lower average aluminum costs, which decreased 34.3% to 47.7 million pounds in the first six months of 2009 compared with 72.5 million pounds in the first six months of 2008.  Shipments declined in all markets.  For more information on net sales and volume, see the executive summary beginning on page 19.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 17.1% in the first six months of 2009 from 13.2% in 2008.  The gross profit margin increased in Film Products and decreased in Aluminum Extrusions primarily because of the same factors noted above for the quarter-to-date period.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.1% in the first six months of 2009, an increase from 7.8% in 2008.  Higher selling, general and administrative expenses as a percentage of net sales were primarily due to the decline in sales volumes note above.

Plant shutdowns, asset impairments and restructurings in the first six months of 2009 shown in the segment operating profit table on page 20 include:

•
Pretax charges of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•
Pretax losses of $1.4 million for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail);

•
Pretax gain of $276,000 related to the reduction of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax gain of $275,000 on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia;

•
Pretax gain of $175,000 on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); and

•	Pretax gain of $149,000 related to the reversal to income of certain inventory impairment accruals in Film Products.

See the executive summary beginning on page 19 for information on our cost reduction efforts.

Plant shutdowns, asset impairments and restructurings in the first six months of 2008 shown in the segment operating profit table on page 20 include:

•	Pretax charges of $2.7 million for severance and other employee-related costs in connection with restructurings in Film Products ($2.2 million) and Aluminum Extrusions ($510,000);
•	Pretax charges of $2.5 million for asset impairments in Film Products; and
•
A pretax charge of $105,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $434,000 in the first six months of 2009 and $446,000 in 2008.  Interest expense was $388,000 in the first six months of 2009 compared to $1.4 million for the same period in 2008 due to lower average debt balances as well as lower average interest rates.  Average debt outstanding and interest rates were as follows:

	Six Months
	Ended June 30
(In Millions)	2009	2008
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$10.0	$60.3
Average interest rate	1.2%	4.1%
Fixed-rate and other debt:
Average outstanding debt balance	$1.6	$2.0
Average interest rate	2.4%	4.0%
Total debt:
Average outstanding debt balance	$11.6	$62.3
Average interest rate	1.4%	4.1%

The effective tax rate used to compute income taxes from continuing operations was (79.0)% in the first six months of 2009 compared with 35.3% in the first six months of 2008.  The significant differences between the U.S. federal statutory rate and the effective tax rate for continuing operations for the first six months is shown in the table provided in Note 11 on page 17.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2008 to June 30, 2009 are summarized below:

•	Accounts receivable decreased $9.5 million (10.4%).
-
Accounts receivable in Film Products decreased by $4.1 million.  Days sales outstanding (“DSO”) increased to 48 at June 30, 2009 compared with 45 at December 31, 2008, which is within the range experienced over the past twelve months.

-	Accounts receivable for continuing operations in Aluminum Extrusions decreased by $5.4 million. DSO was 43 at June 30, 2009, which is within the range experienced over the past twelve months.
•	Inventories declined $7.6 million (20.8%).
-
Inventories in Film Products decreased by approximately $2.1 million.  Inventory days increased to 39 at June 30, 2009 compared with 36 days at December 31, 2008, which is within the range experienced over the past twelve months.

-
Inventories for Aluminum Extrusions decreased by approximately $5.5 million primarily due to lower average aluminum costs.  Inventory days decreased to 29 at June 30, 2009 compared with 30 at December 31, 2008.

•	Net property, plant and equipment decreased $4.1 million (1.8%) due primarily to depreciation for continuing operations of $19.7 million compared with capital expenditures of $15.6 million.
•	Goodwill and other intangibles decreased by $30.6 million (22.7%) primarily due to the goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 3 on page 8).
•	Accounts payable decreased by $6.9 million (12.6%).
-
Accounts payable in Film Products increased by $1.0 million, or 3.9%.  Accounts payable days were 31 at June 30, 2009 compared with 25 at December 31, 2008, which is within the range experienced over the last twelve months.

-	Accounts payable in Aluminum Extrusions decreased by $8.0 million, or 29.1%, due to lower sales volume and lower average aluminum costs.
-	Accounts payable increased at corporate by $95,000.
•
Accrued expenses decreased by $2.9 million (7.6%) primarily due to lower unrealized losses on aluminum futures contracts.  Outstanding notional amounts for these hedges have decreased by approximately 45% since December 31, 2008.

•
Net deferred income tax liabilities in excess of assets increased $5.8 million primarily due to the recognition of a valuation allowance of $3.7 million in 2009 related to the expected limitations on the utilization of assumed capital losses on certain investments and the impact of changes in the fair value of derivative financial instruments.  Income taxes recoverable decreased by $6.0 million due to the timing of income tax accruals and net tax payments.

Cash provided by operating activities was $52.0 million in the first half of 2009 compared with $27.8 million in the first half of 2008.  The change is primarily related to the normal volatility of working capital components.

Cash used in investing activities was $16.2 million in the first half of 2009, compared with cash provided by investing activities of $11.7 million in the first half of 2008.  The change between periods is primarily due to proceeds received in 2008 from the sale of the aluminum extrusions business in Canada of $23.6 million.

Net cash flow used in financing activities was $23.6 million in the first half of 2009 and related to net repayments on our revolving credit facility with excess cash flow of $21.1 million (no amounts borrowed on revolving credit facility at June 30, 2009) and the payment of regular quarterly dividends of $2.7 million (8 cents per share).

Further information on cash flows for the six months ended June 30, 2009 and 2008 are provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of June 30, 2009 are as follows:

Net Capitalization and Indebtedness as of June 30, 2009
(In Thousands)
Net capitalization:
Cash and cash equivalents	$58,658
Debt:
$300 million revolving credit agreement maturing December 15, 2010	-
Other debt	1,604
Total debt	1,604
Cash and cash equivalents net of debt	(57,054)
Shareholders' equity	402,348
Net capitalization	$345,294

Indebtedness as defined in revolving credit agreement:
Total debt	$1,604
Face value of letters of credit	6,613
Liabilities relating to derivative financial instruments, net of cash deposits	2,813
Indebtedness	$11,030

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $232 million was available to borrow at June 30, 2009.  The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At June 30, 2009, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended June 30, 2009 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2009:
Net loss	$(5,114)
Plus:
After-tax losses related to discontinued operations	(225)
Total income tax expense for continuing operations	22,439
Interest expense	1,343
Charges related to stock option grants and awards accounted for under the fair value-based method	1,247
Losses related to the application of the equity method of accounting	-
Depreciation and amortization expense for continuing operations	40,473
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $1,710)	39,493
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(994)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $4,363)	(10,112)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	-
Adjusted EBITDA as defined in revolving credit agreement	88,550
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(40,473)
Adjusted EBIT as defined in revolving credit agreement	$48,077
Shareholders' equity at June 30, 2009 as defined in revolving credit agreement	$467,695
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.12	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	35.80	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$141,638
Minimum adjusted shareholders' equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$339,390
Maximum leverage ratio permitted:
Ongoing	2.75	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets.  See the liquidity and capital resources section beginning on page 27 regarding credit agreements and interest rate exposures.

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

See the executive summary beginning on page 19 for discussion regarding the impact of the lag in the pass-through of resin price changes.  The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers.  We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $78,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions.  In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

Source:  Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants.  The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for the first six months of 2009 and 2008 are as follows:

Percentage of Net Sales from Continuing Manufacturing
Operations Related to Foreign Markets*
	Six Months Ended June 30
	2009		2008
	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations
Canada	7%	-%	5%	-%
Europe	1	18	1	18
Latin America	-	3	-	3
Asia	5	6	2	7
Total	13%	27%	8%	28%

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

In Film Products, where we typically are able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $1.1 million in the second quarter of 2009 compared with the second quarter of 2008, and approximately $1.5 million in the first six months of 2009 compared with the first six months of 2008.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Tredegar’s Annual Meeting of Shareholders was held on May 19, 2009.  The following sets forth the vote results with respect to each of the matters voted upon by shareholders at the meeting:

(a)	Election of Directors

	Number of	Number of Votes	Number of
Nominee	Votes For	Withheld	Broker Non-Votes
Austin Brockenbrough, III	23,645,073	8,651,024	2
William M. Gottwald	23,449,861	8,846,236	2
Richard L. Morrill	23,648,338	8,647,759	2

The term of office for the following directors continued after the annual meeting and such directors were not up for election at the annual meeting:

Donald T. Cowles
John D. Gottwald
George A. Newbill
Norman A. Scher
Thomas G. Slater, Jr.
R. Gregory Williams

(b)	Approval of the Amended and Restated 2004 Equity Incentive Plan:

Approval of the Amended and Restated 2004 Equity Incentive Plan:

Number of Votes	Number of Votes	Number of	Number of
For	Against	Abstentions	Broker Non-Votes
29,379,871	1,033,307	58,125	1,824,796

(c)	Ratification of Appointment of PricewaterhouseCoopers LLP:

Ratification of appointment of PricewaterhouseCoopers LLP as Tredegar’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Number of Votes	Number of Votes	Number of	Number of
For	Against	Abstentions	Broker Non-Votes
32,089,472	150,215	56,412	None

Item 6.  Exhibits.

Exhibit Nos.

4.2
Amended and Restated Rights Agreement, dated June 30, 2009, between Tredegar Corporation and National City Bank, as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) as filed with the Securities and Exchange Commission on July 1, 2009, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	August 4, 2009	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)