Form 10-Q
period 2009-09-30
TREDEGAR CORP
filed 2009-11-03
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒
The number of shares of Common Stock, no par value, outstanding as of October 30, 2009: 33,883,938.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$82,053	$45,975
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,213 in 2009 and $3,949 in 2008	85,840	91,400
Income taxes recoverable	1,300	12,549
Inventories	30,663	36,809
Deferred income taxes	6,055	7,654
Prepaid expenses and other	3,933	5,374
Total current assets	209,844	199,761
Property, plant and equipment, at cost	667,489	640,492
Less accumulated depreciation	434,270	403,622
Net property, plant and equipment	233,219	236,870
Other assets and deferred charges	40,692	38,926
Goodwill and other intangibles	104,729	135,075
Total assets	$588,484	$610,632

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$57,737	$54,990
Accrued expenses	35,129	38,349
Current portion of long-term debt	862	529
Total current liabilities	93,728	93,868
Long-term debt	746	22,173
Deferred income taxes	53,279	45,152
Other noncurrent liabilities	25,691	29,023
Total liabilities	173,444	190,216
Shareholders' equity:
Common stock, no par value	40,528	40,719
Common stock held in trust for savings restoration plan	(1,320)	(1,313)
Foreign currency translation adjustment	26,934	23,443
Loss on derivative financial instruments	(463)	(6,692)
Pension and other postretirement benefit adjustments	(64,288)	(64,788)
Retained earnings	413,649	429,047
Total shareholders' equity	415,040	420,416
Total liabilities and shareholders' equity	$588,484	$610,632

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2009	2008	2009	2008
Revenues and other items:
Sales	$175,662	$228,709	$486,843	$691,197
Other income (expense), net	300	7,709	1,657	8,929
	175,962	236,418	488,500	700,126
Costs and expenses:
Cost of goods sold	135,779	195,438	386,652	585,926
Freight	4,692	5,450	11,791	16,348
Selling, general and administrative	16,152	13,602	45,191	44,376
Research and development	2,469	3,027	7,980	8,361
Amortization of intangibles	30	30	90	93
Interest expense	197	483	585	1,921
Asset impairments and costs associated with exit and disposal activities	-	-	1,482	5,159
Goodwill impairment charge	-	-	30,559	-
Total	159,319	218,030	484,330	662,184
Income from continuing operations before income taxes	16,643	18,388	4,170	37,942
Income taxes	5,647	7,310	15,504	14,214
Income (loss) from continuing operations	10,996	11,078	(11,334)	23,728
Loss from discontinued operations	-	-	-	(930)
Net income (loss)	$10,996	$11,078	$(11,334)	$22,798

Earnings (loss) per share:
Basic:
Continuing operations	$.32	$.33	$(.33)	$.70
Discontinued operations	-	-	-	(.03)
Net income (loss)	$.32	$.33	$(.33)	$.67

Diluted:
Continuing operations	$.32	$.33	$(.33)	$.69
Discontinued operations	-	-	-	(.03)
Net income (loss)	$.32	$.33	$(.33)	$.66

Shares used to compute earnings (loss) per share:
Basic	33,878	33,672	33,873	34,042
Diluted	33,922	33,903	33,873	34,262

Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months
	Ended Sept. 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,334)	$22,798
Adjustments for noncash items:
Depreciation	29,607	32,844
Amortization of intangibles	90	93
Goodwill impairment charge	30,559	-
Deferred income taxes	3,647	17,515
Accrued pension and postretirement benefits	(2,219)	(3,354)
Loss on asset impairments and divestitures	-	3,337
Gain on the write-up of an investment accounted for under the fair value method	-	(5,000)
Gain on sale of assets	(1,004)	(2,500)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	7,087	(22,101)
Inventories	7,088	16,430
Income taxes recoverable	11,249	(13,544)
Prepaid expenses and other	1,466	(1,600)
Accounts payable and accrued expenses	10,425	12,120
Other, net	(1,154)	3,359
Net cash provided by operating activities	85,507	60,397
Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable of $1,709 in 2009)	(25,507)	(13,849)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	-	23,616
Proceeds from the sale of assets and property disposals	1,118	3,682
Investments	-	(2,059)
Net cash provided by (used in) investing activities	(24,389)	11,390
Cash flows from financing activities:
Dividends paid	(4,071)	(4,090)
Debt principal payments	(21,094)	(75,657)
Borrowings	-	22,000
Repurchases of Tredegar common stock (including settlement of payable of $3,368 in 2008)	(1,523)	(19,792)
Proceeds from exercise of stock options and other	224	4,069
Net cash used in financing activities	(26,464)	(73,470)
Effect of exchange rate changes on cash	1,424	90
Increase (decrease) in cash and cash equivalents	36,078	(1,593)
Cash and cash equivalents at beginning of period	45,975	48,217
Cash and cash equivalents at end of period	$82,053	$46,624

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders' Equity
(In Thousands, Except Per Share Data)
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Shareholders' Equity
Balance December 31, 2008	$40,719	$429,047	$(1,313)	$23,443	$(6,692)	$(64,788)	$420,416
Comprehensive income (loss):
Net income (loss)	-	(11,334)	-	-	-	-	(11,334)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,927)	-	-	-	3,491	-	-	3,491
Derivative financial instruments adjustment (net of tax of $3,837)	-	-	-	-	6,229	-	6,229
Amortization of prior service costs and net gains or losses (net of tax of $281)	-	-	-	-	-	500	500
Comprehensive income (loss)							(1,114)
Cash dividends declared ($.12 per share)	-	(4,071)	-	-	-	-	(4,071)
Stock-based compensation expense & other	1,950	-	-	-	-	-	1,950
Issued upon exercise of stock options (including related income tax expense of $65) & other	(618)	-	-	-	-	-	(618)
Repurchases of Tredegar common stock	(1,523)	-	-	-	-	-	(1,523)
Tredegar common stock purchased by trust for savings restoration plan	-	7	(7)	-	-	-	-
Balance September 30, 2009	$40,528	$413,649	$(1,320)	$26,934	$(463)	$(64,288)	$415,040

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2009, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, the consolidated cash flows for the nine months ended September 30, 2009 and 2008, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2009.  All such adjustments are deemed to be of a normal, recurring nature.  The preparation of these interim financial statements also includes an evaluation of subsequent events through November 2, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2009 shown in the net sales and operating profit by segment table in Note 10 include:

•
Pretax losses of $111,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail).

Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2009 shown in the net sales and operating profit by segment table in Note 10 include:

•
Pretax charges of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•
Pretax losses of $1.5 million for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail);

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

There were no plant shutdowns, asset impairments, restructurings, and other charges in the third quarter of 2008.  Plant shutdowns, asset impairments, restructurings, and other charges in the first nine months of 2008 shown in the net sales and operating profit by segment table in Note 10 include:

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

The reduction in workforce in Film Products in 2009 (approximately 40 people) is expected to save $1.1 million in 2009 and $2.1 million on an annualized basis.  The reduction in workforce in Film Products in 2008 (approximately 90 people) is expected to save $4.2 million on an annualized basis.

Results for 2009 also include a pretax gain of $404,000 ($257,000 after tax) on the sale of corporate real estate in the first quarter.  Results for the third quarter and first nine months of 2008 include a realized gain of $509,000 ($310,000 after tax) on the sale of equity securities and a realized gain of $492,000 ($316,000 after tax) on the sale of corporate real estate.  Each of these gains is included in “Other income (expenses), net” in the consolidated statements of income.

Income taxes for the first nine months of 2009 include the recognition of a valuation allowance of $3.3 million (including a partial reversal of $476,000 recognized in the third quarter) related to the expected limitations on the utilization of assumed capital losses on certain investments.  Income taxes for the first nine months of 2008 include the partial reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million that originally related to expected limitations on the utilization of assumed capital losses on certain investments.  The portion of the 2007 valuation allowance reversed in the third quarter of 2008 was $150,000.

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

The components of the loss from discontinued operations are presented below:

	Three Months Ended		Nine Months Ended
	Sept. 30		Sept. 30
(In Thousands)	2009	2008	2009	2008
Loss from operations before income taxes	$-	$-	$-	$(391)
Income tax cost (benefit) on operations	-	-	-	(98)
	-	-	-	(293)
Loss associated with asset impairments and disposal activities	-	-	-	(1,337)
Income tax cost (benefit) on asset impairments and costs associated with disposal activities	-	-	-	(700)
	-	-	-	(637)
Loss from discontinued operations	$-	$-	$-	$(930)

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the nine months ended September 30, 2009 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2008	$431	$4,491	$4,922
Changes in 2009:
Charges	1,631	-	1,631
Cash spent	(1,435)	(999)	(2,434)
Balance at September 30, 2009	$627	$3,492	$4,119

(a)	Other primarily includes accrued losses on a sub-lease at a facility in Princeton, New Jersey.

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

4.	The components of other comprehensive income or loss are as follows:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(In Thousands)	2009	2008	2009	2008
Net income (loss)	$10,996	$11,078	$(11,334)	$22,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	2,878	(6,656)	3,491	508
Reclassification adjustment of foreign currency translation gain included in income (related to sale of aluminum extrusions business in Canada - see Note 2)	-	-	-	(14,292)
Foreign currency translation adjustment	2,878	(6,656)	3,491	(13,784)
Derivative financial instrument adjustment	1,279	(3,655)	6,229	(1,068)
Pension and other post-retirement benefit adjustment:
Amortization of prior service costs and net gains or losses	109	547	500	315
Reclassification of net actuarial losses and prior service costs (related to sale of aluminum extrusions business in Canada - see Note 2)	-	-	-	4,871
Pension and other post-retirement benefit adjustment	109	547	500	5,186
Comprehensive income (loss)	$15,262	$1,314	$(1,114)	$13,132

5.	The components of inventories are as follows:

	Sept. 30	Dec. 31
(In Thousands)	2009	2008
Finished goods	$5,578	$7,470
Work-in-process	1,653	2,210
Raw materials	8,898	14,264
Stores, supplies and other	14,534	12,865
Total	$30,663	$36,809

6.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.   Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(In Thousands)	2009	2008	2009	2008
Weighted average shares outstanding used to compute basic earnings (loss) per share	33,878	33,672	33,873	34,042
Incremental dilutive shares attributable to stock options and restricted stock	44	231	-	220
Shares used to compute diluted earnings (loss) per share	33,922	33,903	33,873	34,262

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period.  During the three and nine months ended September 30, 2009 and three and nine months ended September 30, 2008, 709,433, 496,678, 336,850 and 519,246, respectively, of anti-dilutive options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.
Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $11.5 million at September 30, 2009, compared with $10.1 million at December 31, 2008.  This investment has a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $10.0 million, which represents the amount invested on April 2, 2007.

During the third quarter of 2008, we sold our investments in Theken Spine and Therics, LLC for a gain of $1.5 million (included in “Other income (expense), net” in the consolidated statements of income).  In 2009, we recognized a gain of $150,000 in the first quarter for a post-closing adjustment related to the sale (included in “Other income (expense), net” in the consolidated statements of income).  AFBS, Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar.

During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company.  In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of financing completed by the investee.  The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%.  The investment is accounted for under the fair value method.  We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests.  At September 30, 2009, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $13.1 million.  The fair value of our investment, which exceeds the amount of cash invested by $5.6 million, was based on our estimate of the value of our ownership interest.

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

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting.  For the three and nine months ended September 30, 2009, net losses recorded by the drug company, as reported to us by the investee, were $1.0 million and $4.4 million, respectively, compared to net losses of $2.0 million and $5.1 million for the three and nine months ended September 30, 2008, respectively.  Total assets (which included cash and cash equivalents of $336,000 at September 30, 2009 and $5.5 million at December 31, 2008) were $3.2 million and $8.4 million at September 30, 2009 and December 31, 2008, respectively.

On December 31, 2008, the privately held drug company was converted from a limited liability company taxed as a pass-through entity (partnership) to a corporation.  Substantially all shareholder rights from the limited liability company carried over in the conversion. Our allocation of losses for tax purposes as a pass-through entity in 2008 was approximately $4.8 million.

8.
We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist as part of ongoing business operations primarily in Film Products.  Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value.  A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss).  Gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction.  Such gains and losses are reported on the same line as the underlying hedged item.  Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.  The amount of gains and losses recognized for hedge ineffectiveness was not material to the three and nine month periods ended September 30, 2009 and 2008.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs.  If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments.  The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.6 million (9.6 million pounds of aluminum) at September 30, 2009 and $28.1 million (23.8 million pounds of aluminum) at December 31, 2008.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2009 and December 31, 2008:

(In Thousands)	September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments

Asset derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$506	Accrued expenses	$-

Liability derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$1,069	Accrued expenses	$11,042

Derivatives Not Designated as Hedging Instruments

Asset derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$231	Accrued expenses	$973

Liability derivatives:
Aluminum futures contracts (before margin deposits)	Accrued expenses	$231	Accrued expenses	$973

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation.  The offsetting asset and liability positions included in the table above are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

Our aluminum futures brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit.  Due to significant reductions in aluminum prices on the London Metal Exchange (“LME”) in the second half of 2008 (see chart on page 31), we were required to post margin deposits of $4.0 million at December 31, 2008 on LME futures losses (no deposits required at September 30, 2009).  These amounts are recorded as an offset to the fair value of unrealized aluminum futures contract losses included in “Accrued expenses” in the consolidated balance sheets.

Losses associated with the aluminum extrusions business of $111,000 ($68,000 after tax) and $1.5 million ($931,000 after tax) were recognized during the three and nine month periods ending September 30, 2009, respectively, for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments.  Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 10.  Timing differences prior to 2009 have not been significant.

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility.  We have used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations.  The notional amount of this foreign currency forward was $1.5 million at September 30, 2009 and $4.2 million at December 31, 2008.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of September 30, 2009 and December 31, 2008:

(In Thousands)	September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments

Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$109	Prepaid expenses and other	$56

We receive Euro-based royalty payments relating to our operations in Europe.  We use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates.  The outstanding notional amount on these collars was $3.5 million at September 30, 2009, and the outstanding currency collar options will expire on December 31, 2009.  There were no derivatives outstanding at December 31, 2008 related to the hedging of royalty payments with currency options.  The table below summarizes our open currency option positions at September 30, 2009:

		U.S. Dollar Equivalent Strike Prices of Options Bought and Sold on USD/EUR
Period Covered by Contract	Notional Amount (In Thousands)	Call Options Sold	Put Options Bought
4th Qtr 2009	$3,500	$1.39	$1.28

The table below summarizes the location and gross amounts of foreign currency option contract fair values in the consolidated balance sheets as of September 30, 2009 and December 31, 2008:

(In Thousands)	September 30, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments

Asset derivatives:
Foreign currency option contracts	Accrued expenses	$-	Not Applicable

Liability derivatives:
Foreign currency option contracts	Accrued expenses	$178	Not Applicable

Our derivative contracts involve elements of credit and market risk, including the risk of dealing with counterparties and their ability to meet the terms of the contracts.  The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our aluminum futures contracts are major financial institutions.  Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers.  The counterparties to our foreign currency futures and zero-cost collar contracts are major financial institutions.

The pre-tax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2009 and 2008 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Three Months Ended September 30,	2009	2008	2009	2008
Amount of pre-tax gain (loss) recognized in other comprehensive income	$931	$(5,489)	$(72)	$-
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Selling, general and admin. exp.	Not Applicable

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(1,113)	$717	$(95)	$-

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Nine Months Ended September 30,	2009	2008	2009	2008
Amount of pre-tax gain (loss) recognized in other comprehensive income	$289	$(111)	$(321)	$-
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Selling, general and admin. exp.	Not Applicable

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(9,974)	$1,848	$(95)	$-

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three and nine months ended September 30, 2009 and 2008.  As of September 30, 2009, we expect $306,000 of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months.  For the three and nine month periods ended September 30, 2009 and 2008, we had not realized any unrealized net gains or losses from hedges that had been discontinued.

9.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results for continuing operations are shown below:

	Pension		Other Post-Retirement
	Benefits for Three Months		Benefits for Three Months
	Ended Sept. 30		Ended Sept. 30
(In Thousands)	2009	2008	2009	2008
Service cost	$(741)	$(480)	$(17)	$(18)
Interest cost	(3,277)	(3,572)	(114)	(105)
Expected return on plan assets	5,223	5,523	-	-
Amortization of prior service costs, gains or losses and net transition asset	(171)	(854)	49	35
Net periodic benefit income (cost)	$1,034	$617	$(82)	$(88)

	Pension		Other Post-Retirement
	Benefits for Nine Months		Benefits for Nine Months
	Ended Sept. 30		Ended Sept. 30
(In Thousands)	2009	2008	2009	2008
Service cost	$(2,307)	$(2,586)	$(53)	$(53)
Interest cost	(9,965)	(9,681)	(371)	(363)
Expected return on plan assets	15,601	16,495	-	-
Amortization of prior service costs, gains or losses and net transition asset	(781)	(493)	95	35
Net periodic benefit income (cost)	$2,548	$3,735	$(329)	$(381)

We contributed approximately $122,000 to our pension plans for continuing operations in 2008.  We expect to contribute a similar amount in 2009, which is less than the $2.3 million previously expected. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $243,000 for the year ended December 31, 2008.

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

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2009	2008	2009	2008
Net Sales
Film Products	$123,397	$131,187	$335,984	$399,030
Aluminum Extrusions	47,573	92,072	139,068	275,819
Total net sales	170,970	223,259	475,052	674,849
Add back freight	4,692	5,450	11,791	16,348
Sales as shown in the Consolidated Statements of Income	$175,662	$228,709	$486,843	$691,197

Operating Profit (Loss)
Film Products:
Ongoing operations	$21,750	$10,454	$48,978	$34,719
Plant shutdowns, asset impairments, restructurings and other	-	-	(660)	(4,649)

Aluminum Extrusions:
Ongoing operations	(927)	3,861	(2,090)	7,809
Goodwill impairment charge	-	-	(30,559)	-
Plant shutdowns, asset impairments, restructurings and other	(111)	-	(1,417)	(615)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	1,499	150	1,499

Total	20,712	15,814	14,402	38,763
Interest income	215	209	649	655
Interest expense	197	483	585	1,921
Gain on sale of corporate assets	-	1,001	404	1,001
Gain on investment accounted for under the fair value method	-	5,000	-	5,000
Stock option-based compensation costs	424	178	1,227	516
Corporate expenses, net	3,663	2,975	9,473	5,040
Income from continuing operations before income taxes	16,643	18,388	4,170	37,942
Income taxes	5,647	7,310	15,504	14,214
Income (loss) from continuing operations	10,996	11,078	(11,334)	23,728
Loss from discontinued operations	-		-	(930)
Net income (loss)	$10,996	$11,078	$(11,334)	$22,798

11.
The effective tax rate for the third quarter of 2009 was 33.9% compared to 39.7% for the third quarter of 2008.  The change in the effective tax rate for continuing operations for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year.

The significant differences between the U.S. federal statutory rate and the effective income rate for continuing operations for the nine month periods ended September 30, 2009 and 2008 are as follows:

	Percent of Income (Loss) Before Income Taxes for Continuing Operations
Nine Months Ended September 30	2009	2008
Income tax expense at federal statutory rate	35.0	35.0
Goodwill impairment charge	256.5	-
Valuation allowance for capital loss carry-forwards	78.4	(2.8)
Unremitted earnings from foreign operations	32.4	6.0
Remitted earnings from foreign operations	11.5	-
State taxes, net of federal income tax benefit	6.6	1.3
Non-deductible expenses	1.0	0.2
Valuation allowance for foreign operating loss carry-forwards	(3.3)	0.8
Research and development tax credit	(5.5)	-
Foreign rate differences	(39.6)	(3.0)
Other	(1.2)	-
Effective income tax rate	371.8	37.5

A reconciliation of our unrecognized uncertain tax positions since December 31, 2008, is shown below:

(In Thousands)	Balance at January 1, 2009	Increase (Decrease) Due to Tax Positions Taken in		Increase (Decrease) Due to Settlements with Taxing Authorities	Reductions Due to Lapse of Statute of Limitations	Balance at September 30, 2009
		Current Period	Prior Period
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$2,553	$73	$201	$(1,440)	$-	$1,387
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected indeferred income tax accounts in the balance sheet)	(1,828)					(514)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	725					873
Interest and penalties accrued on deductions taken relating to uncertain tax positions with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet	1,303					958
Related deferred income tax assets recognized on interest and penalties	(476)					(353)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	827					605
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,552					$1,478

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

Tredegar and its subsidiaries file income tax returns in U.S., state and foreign jurisdictions.  Except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.  With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2006.  We believe that it is reasonably possible that approximately $190,000 of the balance for unrecognized tax positions may be recognized within the next twelve months as a result of the lapse of the statute of limitations.

12.
In December 2008, the Financial Accounting Standards Board (the “FASB”) issued new guidance that provided objectives for enhanced disclosure information about postretirement benefit plan assets, thereby addressing financial statement user concerns regarding the lack of transparency previously surrounding such disclosures.  New disclosures are intended to provide users with an understanding of (1) how investment allocation decisions are made, including an understanding of investment policies and strategies, (2) major classes of plan assets, (3) the inputs and valuation techniques used to measure fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and (5) significant concentrations of risk within plan assets.  The enhanced disclosures for postretirement benefit plan assets are effective for annual periods ending after December 15, 2009.  We do not believe that the adoption of these enhanced disclosure requirements will have a material impact on our financial statements and related disclosures.

In June 2009, the FASB issued guidance that clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. These new accounting rules are effective as of the beginning of the annual period beginning after November 15, 2009. We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB also provided guidance in June 2009 that clarifies and improves financial reporting by entities involved with variable interest entities. The revised statement amends previous guidance to require an enterprise to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This new accounting standard is effective for annual periods beginning after November 15, 2009. We are currently evaluating the impact of this updated standard on our financial statements.

In October 2009, the FASB Emerging Issues Task Force issued a consensus updating accounting standards for revenue recognition for multiple-deliverable arrangements.  The stated objective of the accounting standards update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The revision of current FASB guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements.  The accounting standards update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this quarterly report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,”  “may” and similar expressions, we do so to identify forward-looking statements.  Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  Factors that could cause actual results to differ from expectations include, without limitation: Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of continuing operations in Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction, distribution and transportation industries, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2008 Annual Report on Form 10-K (the “2008 Form 10-K”) filed with the SEC.  Readers are urged to review and consider carefully the disclosures Tredegar makes in its 2008 Form 10-K.  Tredegar does not undertake to update any forward-looking statement made in its interim filings with the SEC to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

Third-quarter 2009 income from continuing operations was $11.0 million (32 cents per share) compared with $11.1 million (33 cents per share) in the third quarter of 2008.  Losses from continuing operations for the first nine months of 2009 was $11.3 million (33 cents per share) compared with income from continuing operations of $23.7 million (69 cents per share) in the first nine months of 2008.  Losses related to plant shutdowns, asset impairments, restructurings and other charges are described in Note 2 on page 6.

The following tables present Tredegar’s net sales and operating profit by segment for the third quarter and nine months ended September 30, 2009 and 2008:

Tredegar Corporation
Net Sales and Operating Profit by Segment
(In Thousands)
(Unaudited)

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2009	2008	2009	2008
Net Sales
Film Products	$123,397	$131,187	$335,984	$399,030
Aluminum Extrusions	47,573	92,072	139,068	275,819
Total net sales	170,970	223,259	475,052	674,849
Add back freight	4,692	5,450	11,791	16,348
Sales as shown in the Consolidated Statements of Income	$175,662	$228,709	$486,843	$691,197

Operating Profit (Loss)
Film Products:
Ongoing operations	$21,750	$10,454	$48,978	$34,719
Plant shutdowns, asset impairments, restructurings and other	-	-	(660)	(4,649)

Aluminum Extrusions:
Ongoing operations	(927)	3,861	(2,090)	7,809
Goodwill impairment charge	-	-	(30,559)	-
Plant shutdowns, asset impairments, restructurings and other	(111)	-	(1,417)	(615)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	1,499	150	1,499

Total	20,712	15,814	14,402	38,763
Interest income	215	209	649	655
Interest expense	197	483	585	1,921
Gain on sale of corporate assets	-	1,001	404	1,001
Gain on investment accounted for under the fair value method	-	5,000	-	5,000
Stock option-based compensation costs	424	178	1,227	516
Corporate expenses, net	3,663	2,975	9,473	5,040
Income from continuing operations before income taxes	16,643	18,388	4,170	37,942
Income taxes	5,647	7,310	15,504	14,214
Income (loss) from continuing operations	10,996	11,078	(11,334)	23,728
Loss from discontinued operations	-		-	(930)
Net income (loss)	$10,996	$11,078	$(11,334)	$22,798

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

Film Products.  Third-quarter net sales in Film Products were $123.4 million, down 5.9% from $131.2 million in the third quarter of 2008, while operating profit from ongoing operations increased to $21.8 million in the third quarter of 2009 from $10.5 million in 2008.  Volume was 55.2 million pounds in the third quarter of 2009, down 1.5% from 56.1 million pounds in the third quarter of 2008.  Net sales, operating profit and volume in the second quarter of 2009 were $107.8 million, $14.2 million and 49.6 million pounds, respectively.

Net sales declined in the third quarter of 2009 compared with the third quarter of 2008 primarily due to the impact of lower selling prices from the pass-through of reduced resin prices and unfavorable changes in the U.S. dollar value of currencies for operations outside of the U.S., partially offset by the favorable effect of a change in product mix driven mostly by an increase in sales of high-value surface protection materials.  Higher sales on a sequential quarter basis, most notably in surface protection and personal care materials, are believed to include a rebuilding of inventory at the customer level.  Operating profit from ongoing operations increased in the third quarter of 2009 versus the same period in 2008 due primarily to the positive impact of the change in product mix noted above, cost reduction efforts, productivity gains and the lag in the pass-through of substantially higher resin costs in 2008, partially offset by the unfavorable effect of currency changes.

Net sales in Film Products for the first nine months of 2009 were $336.0 million, a decrease of 15.8% from $399.0 million in the first nine months of 2008.  Operating profit from ongoing operations was $49.0 million in the first nine months of 2009, an increase of 41.1% from $34.7 million in the first nine months of last year.  Volume was 154.1 million pounds in the first nine months of 2009, down 9.8% from 170.8 million pounds in the first nine months of 2008.

Net sales in the first nine months of 2009 declined primarily due to lower volume in all market segments, most notably personal care materials and packaging films, and the factors noted above for the current quarter.  Operating profit from ongoing operations increased in the first nine months of 2009 versus the same period in 2008 as cost reduction efforts, productivity gains and the lag in the pass-through of lower resin costs offset lower volumes and the unfavorable effect of currency changes.

The company estimates that the impact on operating profit of the lag in the pass-through of changes in average resin costs was a negative $1.3 million and a negative $4.0 million in the third quarters of 2009 and 2008, respectively.  The estimated impact of resin pass-through lag was a positive $1.7 million in the first nine months of 2009 and a negative $7.2 million in the first nine months of 2008.  The company estimates that changes in the U.S. dollar value of currencies for operations outside of the U.S. had an unfavorable impact on operating profit of $857,000 in the third quarter of 2009 compared to the third quarter of 2008, and an unfavorable impact of approximately $2.4 million in the first nine months of 2009 compared with the first nine months of 2008.

We recognized severance and other employee-related costs of $1.1 million relating to a reduction in Film Products’ workforce in the first quarter of 2009 (approximately 40 people) that is expected to save $1.1 million in 2009 and $2.1 million on an annualized basis.  During 2008, we recognized restructuring and asset impairment charges of $4.6 million, including charges relating to a reduction of the Film Products’ workforce (approximately 90 people) that is expected to save $4.2 million on an annualized basis.

Capital expenditures in Film Products were $9.1 million and $9.5 million in the first nine months of 2009 and 2008, respectively, and are projected to be approximately $15 million in 2009.  Depreciation expense was $24.0 million in the first nine months of 2009 compared with $26.3 million in the first nine months of last year, and is projected to be approximately $33 million in 2009.

Aluminum Extrusions. Third-quarter net sales from continuing operations in Aluminum Extrusions were $47.6 million, down 48.3% from $92.1 million in the third quarter of 2008.  Operating losses from ongoing U.S. operations were $927,000 for the third quarter of 2009, a change of $4.8 million from operating profits of $3.9 million for the third quarter of 2008.  Volume from continuing operations decreased to 24.7 million pounds in the third quarter of 2009, down 30.0% from 35.3 million pounds in the third quarter of 2008.

Net sales in Aluminum Extrusions for the first nine months of 2009 declined 49.6% to $139.1 million from $275.8 million in the first nine months of 2008.  Operating losses from ongoing operations were $2.1 million for the first nine months of 2009, a $9.9 million change from operating profits of $7.8 million for the same period in 2008.  Volume was 72.4 million pounds in the first nine months of 2009, down 32.9% from 107.9 million pounds in the first nine months of 2008.

The net sales declines in the third quarter and first nine months of 2009 compared with the prior year were primarily due to lower sales volume and a decrease in average selling prices driven by lower average aluminum costs.  Weak market conditions led to decreased shipments in most markets.  Shipments for non-residential construction, which comprised approximately 72% of total volume in 2008, declined by approximately 32% during the first nine months of 2009 compared to the first nine months of 2008.  Operating loss from ongoing operations in the third quarter and first nine months of the year were also primarily driven by lower sales volumes.

As described in Note 3 on page 8, we recognized a non-cash goodwill impairment charge of $30.6 million ($30.6 million after tax) in Aluminum Extrusions in the first quarter of 2009.

Capital expenditures for continuing operations in Aluminum Extrusions were $14.6 million in the first nine months of 2009 compared with $4.3 million in the first nine months of last year.  Capital expenditures are projected to be approximately $21 million in 2009, of which $17 million relates to the 18-month project to expand the capacity at the Carthage, Tennessee manufacturing facility.  This new capacity will be dedicated to serving customers in the non-residential construction sector.  Depreciation expense was $5.6 million in the first nine months of 2009 compared with $6.0 million in the first nine months of last year, and is projected to be approximately $7.6 million in 2009.

Other Items. Net pension income from continuing operations was $1.0 million in the third quarter and $2.5 million in the first nine months of 2009, a favorable change of $417,000 and an unfavorable change of $1.2 million, respectively, from amounts recognized in the comparable periods of 2008.  Most of the change in pension income is reflected in “Corporate expenses, net” in the Net Sales and Operating Profit by Segment table on page 20.  We contributed approximately $122,000 to our pension plans in 2008, and we expect to contribute a similar amount in 2009.  Corporate expenses, net in the third quarter and first nine months of 2009 increased in comparison to 2008 primarily due to adjustments made to accruals for certain performance-based compensation programs and the unfavorable change in pension income noted above.

Interest expense, which includes the amortization of debt issue costs, was $197,000 and $585,000 in the third quarter and first nine months of 2009, respectively, a decrease from $483,000 and $1.9 million in the third quarter and first nine months of last year, respectively, primarily due to lower average debt levels and lower average interest rates.

The effective tax rates used to compute income taxes from continuing operations was 33.9% for the third quarter of 2009 compared to 39.7% for the third quarter of 2008, and 371.8% in the first nine months of 2009 compared with 37.5% in the first nine months of 2008. The change in the effective tax rate for continuing operations for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year.  The significant differences between the U.S. federal statutory rate and the effective tax rate for continuing operations for the first nine months is shown in the table provided in Note 11 on page 17.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $11.5 million at September 30, 2009, compared with $10.1 million at December 31, 2008.  This investment has a carrying value in Tredegar’s balance sheet of $10.0 million (included in “Other assets and deferred charges”), which represents the amount invested on April 2, 2007.

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

Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued new guidance that provided objectives for enhanced disclosure information about postretirement benefit plan assets, thereby addressing financial statement user concerns regarding the lack of transparency previously surrounding such disclosures.  New disclosures are intended to provide users with an understanding of (1) how investment allocation decisions are made, including an understanding of investment policies and strategies, (2) major classes of plan assets, (3) the inputs and valuation techniques used to measure fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets, and (5) significant concentrations of risk within plan assets.  The enhanced disclosures for postretirement benefit plan assets are effective for annual periods ending after December 15, 2009.  We do not believe that the adoption of these enhanced disclosure requirements will have a material impact on our financial statements and related disclosures.

In June 2009, the FASB issued guidance that clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. These new accounting rules are effective as of the beginning of the annual period beginning after November 15, 2009. We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB also provided guidance in June 2009 that clarifies and improves financial reporting by entities involved with variable interest entities. The revised statement amends previous guidance to require an enterprise to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This new accounting standard is effective for annual periods beginning after November 15, 2009. We are currently evaluating the impact of this updated standard on our financial statements.

In October 2009, the FASB Emerging Issues Task Force issued a consensus updating accounting standards for revenue recognition for multiple-deliverable arrangements.  The stated objective of the accounting standards update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The revision of current FASB guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements.  The accounting standards update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

Results of Operations

Third Quarter 2009 Compared with Third Quarter 2008

Overall, sales in the third quarter of 2009 decreased by 23.2% compared with 2008.   Net sales (sales less freight) decreased 5.9% in Film Products primarily due to the impact of lower selling prices from the pass-through of reduced resin prices and the unfavorable impact of currency exchange rate changes, partially offset by the favorable effect of a change in product mix.  Net sales decreased 48.3% in Aluminum Extrusions due to lower volume and a decrease in the average selling prices driven by lower average aluminum costs.  Volumes in Aluminum Extrusions decreased 30.0% to 24.7 million pounds in the third quarter of 2009 compared with 35.3 million pounds in the third quarter of 2008.  Shipments declined in most markets.  For more information on net sales and volume, see the executive summary beginning on page 19.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 20.0% in the third quarter of 2009 from 12.2 % in 2008.  The gross profit margin increased in Film Products primarily due to the change in product mix mostly driven by increased sales of high-value surface protection materials, cost reduction efforts, productivity gains and the lag in the pass-through of substantially higher resin costs in 2008.  Gross profit margin in Aluminum Extrusions decreased as a result of volume declines noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.6% in the third quarter of 2009, up from 7.3% in the third quarter of last year.  The increase is primarily due to the decline in sales noted above and adjustments made to accruals for certain performance-based compensation programs in 2009.

Plant shutdowns, asset impairments, restructurings, and other charges in the third quarter of 2009 shown in the net sales and operating profit by segment table on page 20 include:

•
Pretax losses of $111,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail).

See the executive summary beginning on page 19 for information on our cost reduction efforts.

There were no plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2008.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $215,000 in the third quarter of 2009 and $209,000 in 2008.  Interest expense, which includes the amortization of debt issue costs, was $197,000 and $483,000 in the third quarters of 2009 and 2008, respectively, due to reduced average debt levels and lower average interest rates.  Average debt outstanding and interest rates were as follows:

	Three Months
	Ended Sept. 30
(In Millions)	2009	2008
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$-	$42.4
Average interest rate	n/a	3.2%
Fixed-rate and other debt:
Average outstanding debt balance	$1.6	$1.8
Average interest rate	2.5%	4.5%
Total debt:
Average outstanding debt balance	$1.6	$44.2
Average interest rate	2.5%	3.3%

The effective tax rate used to compute income taxes from continuing operations was 33.9% for the third quarter of 2009 compared to 39.7% for the second quarter of 2008. The change in the effective tax rate for continuing operations for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year.

First Nine Months of 2009 Compared with First Nine Months of 2008

Overall, sales in the first nine months of 2009 decreased by 29.6% compared with 2008.   Net sales (sales less freight) decreased 15.8% in Film Products primarily due to lower volumes in most markets, the impact of lower selling prices from the pass-through of reduced resin prices and the unfavorable effect of foreign currency rates.  Net sales decreased 49.6% in Aluminum Extrusions due to lower volume and a decrease in average selling prices driven by lower average aluminum costs.  Volumes in Aluminum Extrusions decreased 32.9% to 72.4 million pounds in the first nine months of 2009 compared with 107.9 million pounds in the first nine months of 2008.  Shipments declined in all markets.  For more information on net sales and volume, see the executive summary beginning on page 19.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 18.2% in the first nine months of 2009 from 12.9% in 2008.  The gross profit margin increased in Film Products and decreased in Aluminum Extrusions primarily because of the same factors noted above for the quarter-to-date period.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.9% in the first nine months of 2009, an increase from 7.6% in 2008.  The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the decline in sales noted above and adjustments made to accruals for certain performance-based compensation programs.

Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2009 shown in the net sales and operating profit by segment table on page 20 include:

•
Pretax charges of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•
Pretax losses of $1.5 million for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 11 for additional detail);

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

Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2008 shown in the segment operating profit table on page 20 include:

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $649,000 in the first nine months of 2009 and $655,000 in 2008.  Interest expense, which includes the amortization of debt issue costs, was $585,000 in the first nine months of 2009 compared to $1.9 million for the same period in 2008 due to lower average debt balances as well as lower average interest rates.  Average debt outstanding and interest rates were as follows:

	Nine Months
	Ended Sept. 30
(In Millions)	2009	2008
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$6.6	$54.3
Average interest rate	1.2%	3.9%
Fixed-rate and other debt:
Average outstanding debt balance	$1.6	$1.9
Average interest rate	3.6%	4.1%
Total debt:
Average outstanding debt balance	$8.2	$56.2
Average interest rate	1.7%	3.9%

The effective tax rate used to compute income taxes from continuing operations was 371.8% in the first nine months of 2009 compared with 37.5% in the first nine months of 2008.  The significant differences between the U.S. federal statutory rate and the effective tax rate for continuing operations for the first nine months are shown in the table provided in Note 11 on page 17.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2008 to September 30, 2009 are summarized below:

•	Accounts receivable decreased $5.6 million (6.1%).
-
Accounts receivable in Film Products increased by approximately $2.0 million.  Days sales outstanding (“DSO”) increased to 47 at September 30, 2009 compared with 45 at December 31, 2008, which is within the range experienced over the past twelve months.

-	Accounts receivable for continuing operations in Aluminum Extrusions decreased by $7.6 million. DSO was 44 at September 30, 2009, which is within the range experienced over the past twelve months.
•	Inventories declined $6.1 million (16.7%).
-
Inventories in Film Products increased by approximately $381,000.  Inventory days increased to 38 at September 30, 2009 compared with 36 days at December 31, 2008, which is within the range experienced over the past twelve months.

-
Inventories for Aluminum Extrusions decreased by approximately $6.5 million primarily due to lower average aluminum costs.  Inventory days decreased to 27 at September 30, 2009 compared with 30 at December 31, 2008.

•
Net property, plant and equipment decreased $3.7 million (1.5%) due primarily to depreciation for continuing operations of $29.6 million and net property disposals of $337,000 compared with capital expenditures of $23.8 million and the appreciation of the U.S. dollar relative to foreign currencies of approximately $2.5 million.

•	Goodwill and other intangibles decreased by $30.3 million (22.5%) primarily due to the goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 3 on page 8).
•	Accounts payable increased by $2.7 million (5.0%).
-
Accounts payable in Film Products increased by $5.8 million, or 22.0%.  Accounts payable days were 33 at September 30, 2009 compared with 25 at December 31, 2008, primarily due to the timing of accrual and payment transactions.

-	Accounts payable in Aluminum Extrusions decreased by $2.9 million, or 10.5%, due to lower sales volume and lower average aluminum costs.
-	Accounts payable decreased at corporate by $207,000.
•
Accrued expenses decreased by $3.2 million (8.4%) primarily due to lower unrealized losses on aluminum futures contracts, partially offset by higher accruals for certain performance-based compensation programs.

•
Net deferred income tax liabilities in excess of assets increased $9.7 million primarily due to the recognition of a valuation allowance of $3.3 million in 2009 related to the expected limitations on the utilization of assumed capital losses on certain investments and the impact of changes in the fair value of derivative financial instruments ($3.8 million) and foreign currency translations adjustments ($1.9 million).  Income taxes recoverable decreased by $11.2 million due to the timing of income tax accruals and net tax payments.

Cash provided by operating activities was $85.5 million in the first nine months of 2009 compared with $60.4 million in the first nine months of 2008.  The change is primarily related to the normal volatility of working capital components.

Cash used in investing activities was $24.4 million in the first nine months of 2009, compared with cash provided by investing activities of $11.4 million in the first nine months of 2008.  The change between periods is primarily due to proceeds received in 2008 from the sale of the aluminum extrusions business in Canada of $23.6 million and an $11.7 million increase in capital expenditures in the first nine month of 2009 compared with the first nine months of 2008 primarily due to the previously noted press expansion project in Aluminum Extrusions.

Net cash flow used in financing activities was $26.5 million in the first nine months of 2009 and related to net repayments on our revolving credit facility with excess cash flow of $21.1 million (no amounts borrowed on revolving credit facility at September 30, 2009), the payment of regular quarterly dividends of $4.1 million (12 cents per share), and the repurchase of 105,497 shares for $1.5 million.

Further information on cash flows for the nine months ended September 30, 2009 and 2008 are provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of September 30, 2009 are as follows:

Net Capitalization and Indebtedness as of Sept. 30, 2009
(In Thousands)
Net capitalization:
Cash and cash equivalents	$82,053
Debt:
$300 million revolving credit agreement maturing December 15, 2010	-
Other debt	1,608
Total debt	1,608
Cash and cash equivalents net of debt	(80,445)
Shareholders' equity	415,040
Net capitalization	$334,595

Indebtedness as defined in revolving credit agreement:
Total debt	$1,608
Face value of letters of credit	6,730
Liabilities relating to derivative financial instruments, net of cash deposits	741
Indebtedness	$9,079

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $249 million was available to borrow at September 30, 2009.  The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At September 30, 2009, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended September 30, 2009 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2009:
Net loss	$(5,196)
Plus:
After-tax losses related to discontinued operations	-
Total income tax expense for continuing operations	20,776
Interest expense	1,057
Charges related to stock option grants and awards accounted for under the fair value-based method	1,493
Losses related to the application of the equity method of accounting	-
Depreciation and amortization expense for continuing operations	39,951
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $1,710)	39,493
Minus:
After-tax income related to discontinued operations	(225)
Total income tax benefits for continuing operations	-
Interest income	(1,000)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $1,863)	(2,612)
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	-
Adjusted EBITDA as defined in revolving credit agreement	93,737
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(39,951)
Adjusted EBIT as defined in revolving credit agreement	$53,786
Shareholders' equity at September 30, 2009 as defined in revolving credit agreement	$480,278
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.10	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	50.89	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated after October 1, 2005)	$141,638
Minimum adjusted shareholders' equity permitted ($315,000 plus 50% of net income generated, to the extent positive, after July 1, 2007)	$344,888
Maximum leverage ratio permitted:
Ongoing	2.75	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants.  The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for the first nine months of 2009 and 2008 are as follows:

Percentage of Net Sales from Continuing Manufacturing
Operations Related to Foreign Markets*
	Nine Months Ended September 30
	2009		2008
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	6%	-%	5%	-%
Europe	1	18	1	18
Latin America	-	3	-	3
Asia	6	6	2	8
Total	13%	27%	8%	29%

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

In Film Products, where we typically are able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $857,000 in the third quarter of 2009 compared with the third quarter of 2008, and approximately $2.4 million in the first nine months of 2009 compared with the first nine months of 2008.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition.  These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the details of purchases of Common Stock under our publicly announced share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased (a):	Maximum Number of Shares at End of Period that May Yet be Purchased (a):
February 2008	16,300	15.38	16,300	4,983,700
March 2008	386,500	15.44	402,800	4,597,200
April 2008	-	-	402,800	4,597,200
May 2008	311,800	14.84	714,600	4,285,400
June 2008	69,400	14.23	784,000	4,216,000
July 2008	253,600	13.87	1,037,600	3,962,400
August 2008 - July 2009	-	-	1,037,600	3,962,400
August 2009	66,737	14.59	1,104,337	3,895,663
September 2009	38,760	14.13	1,143,097	3,856,903

(a) On January 7, 2008, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock.

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

Tredegar Corporation
(Registrant)

Date:	November 3, 2009	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial and Accounting Officer)