Form 10-K
period 2009-12-31
TREDEGAR CORP
filed 2010-03-04
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
______________

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes	☐	No	☐

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter): $386,068,718*

Number of shares of Common Stock outstanding as of January 31, 2010: 33,686,100 (33,984,527 as of June 30, 2009)

*  In determining this figure, an aggregate of 5,000,389 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates.  The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2009.

Documents Incorporated By Reference

Portions of the Tredegar Corporation Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.  We expect to file our Proxy Statement with the Securities and Exchange Commission (the “SEC”) and mail it to shareholders on or about April 6, 2010.

Index to Annual Report on Form 10-K
Year Ended December 31, 2009

Part I		Page
Item 1.	Business	1-3
Item 1A.	Risk Factors	4-7
Item 1B.	Unresolved Staff Comments	None
Item 2.	Properties	7-8
Item 3.	Legal Proceedings	None
Item 4.	Submission of Matters to a Vote of Security Holders	None
Part II
Item 5.	Market for Tredegar’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8-11
Item 6.	Selected Financial Data	11-17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	41-77
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	None
Item 9A.	Controls and Procedures	36-37
Item 9B.	Other Information	None
Part III
Item 10.	Directors, Executive Officers and Corporate Governance*	38-39
Item 11.	Executive Compensation	*
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*	40
Item 13.	Certain Relationships and Related Transactions, and Director Independence*	40
Item 14.	Principal Accounting Fees and Services	*
Part IV
Item 15.	Exhibits and Financial Statement Schedules	41

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

Film Products

Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics and laminate materials primarily for personal and household care products and surface protection and packaging applications.  These products are produced at locations in the United States (“U.S.”) and at plants in The Netherlands, Hungary, Italy, China and Brazil.  Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal Care Materials.  Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and laminate materials for personal care markets, including:

●
Apertured film and nonwoven materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinence products (including materials sold under the ComfortQuiltTM, ComfortAireTM, SoftAireTM and FreshFeelTM brand names);

●
Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the FabriFlexTM, StretchTabTM, FlexAireTM, and FlexFeelTM brand names); and

●	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDryTM and AquiSoftTM brand names.

In 2009, personal care products accounted for approximately 52% of Tredegar’s consolidated net sales from continuing operations compared to approximately 40% of consolidated net sales from continuing operations in the preceding two years.

Protective Films. Film Products also produces single and multi-layer surface protection films sold under the UltraMaskTM and ForceFieldTM brand names.  These films are used in high technology applications, most notably protecting components of flat panel displays, which include liquid crystal display (“LCD”) televisions, monitors and notebooks, during the manufacturing process.

Packaging Films and Films for Other Markets.  Film Products produces a broad line of packaging films with an emphasis on paper products, as well as laminating films for food packaging applications.  We believe these products give our customers a competitive advantage by providing cost savings with thin-gauge films that are readily printable and convertible on conventional processing equipment.  Major end uses include overwrap for bathroom tissue and paper towels as well as retort pouches.

Film Products also makes apertured films, breathable barrier films and laminates that regulate fluid or vapor transmission. These products are typically used in industrial, medical, agricultural and household markets, including filter layers for personal protective suits, facial masks, landscaping fabric and construction applications.

Raw Materials.  The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, which are obtained from domestic and foreign suppliers at competitive prices.  We believe there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future.  Film Products also buys polypropylene-based nonwoven fabrics based on these same resins, and we believe there will be an adequate supply of these materials in the foreseeable future.

Customers.  Film Products sells to many branded product producers throughout the world.  Its largest customer is The Procter & Gamble Company (“P&G”).  Net sales to P&G totaled $253 million in 2009, $283 million in 2008, and $259 million in 2007 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement.  The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Intellectual Property.  We consider patents, licenses and trademarks to be of significance for Film Products.  We routinely apply for patents on significant developments in this business.  As of December 31, 2009, Film Products holds 216 issued patents (69 of which are issued in the U.S.) and 108 trademarks (6 of which are issued in the U.S.).  Our patents have remaining terms ranging from 1 to 17 years.  We also have licenses under patents owned by third parties.

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

Aluminum Extrusions’ sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume
by Market Segment (Continuing Operations)
	2009	2008	2007
Building and construction:
Nonresidential	71	72	65
Residential	14	13	17
Transportation	6	4	4
Distribution	4	5	9
Electrical	2	2	2
Consumer durables	2	2	1
Machinery and equipment	1	2	2
Total	100	100	100

Raw Materials.  The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts.  We believe there will be an adequate supply of aluminum and other required raw materials and supplies in the foreseeable future.

Intellectual Property.  Aluminum Extrusions holds two U.S. registered trademarks.

General

Research and Development.  Tredegar’s spending for research and development (“R&D”) activities in 2009, 2008 and 2007 was related to Film Products.  Film Products has technical centers in Richmond, Virginia; Terre Haute, Indiana; and Chieti, Italy.  R&D spending was approximately $11.9 million in 2009, $11.0 million in 2008 and $8.4 million in 2007.

Backlog.  Backlogs are not material to our operations in Film Products.  Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2009 was down by approximately 24% compared with December 31, 2008.  The demand for extruded aluminum shapes is down significantly in most market segments, which we believe is cyclical in nature.  Aluminum extrusion volume from continuing operations decreased to 91.5 million pounds in 2009, down 32.8% from 136.2 million pounds in 2008.  Aluminum extrusion volume was down 12.6% in 2008 from 155.8 million pounds in 2007.  Shipments declined in most markets.  Shipments in non-residential construction, which comprised approximately 71% of total volume in 2009, declined by approximately 34% in 2009 compared to 2008.

Government Regulation.  Laws concerning the environment that affect or could affect our domestic operations include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters.  At December 31, 2009, we believe that we were in substantial compliance with all applicable environmental laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees.  Tredegar employed approximately 2,000 people at December 31, 2009.

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

Item 1A.     RISK FACTORS

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition.  The following risk factors should be considered, in addition to the other information included in the Form 10-K, when evaluating Tredegar and our businesses:

General

●
Our future performance is influenced by costs incurred by our operating companies including, for example, the cost of raw materials and energy.  These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel.  Resin, aluminum and natural gas prices are extremely volatile as shown in the charts on pages 32-33.  We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material costs through price increases or pass-through arrangements.  Further, there is no assurance that cost control efforts will be sufficient to offset any additional future declines in revenue or increases in raw material, energy or other costs.

●
If we are unable to obtain capital at a reasonable cost, we may not be able to expand our operations and implement our growth strategies.  Our five year, $300 million unsecured revolving credit facility expires in December 2010.  Our ability to invest in our businesses and make acquisitions with funds in excess of the net cash flows generated from ongoing operations requires access to capital markets.  In recent months, there has been uncertainty over how quickly the global economy will recover from its current recession.  In addition, many banks and other financial institutions had to enter into forced liquidation sales and/or announced material write-downs related to their exposure to mortgage-backed securities, high leverage loans and other financial instruments in recent years.  These events, along with other factors, have led to a tightening in the credit markets for many borrowers.  Our ability to expand our operations and implement our growth strategies could be negatively impacted if we are unable to obtain financing at a reasonable cost.

●
Non-compliance with any of the covenants in our $300 million credit facility could result in all outstanding debt under the agreement becoming due, which could have an adverse effect on our financial condition and liquidity.  The credit agreement governing our credit facility contains restrictions and financial covenants that could restrict our financial flexibility.  While we had no outstanding borrowings on our $300 million credit facility at December 31, 2009, our failure to comply with these covenants in a future period could result in an event of default, which if not cured or waived, could have an adverse effect on our financial condition and liquidity if borrowings are material.

●
Our investments (primarily $10 million investment in Harbinger and $7.5 million investment in a drug delivery company) have high risk.  Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) is a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment and subject to limitations on withdrawal.  The drug delivery company may need several more rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur.  There is no secondary market for selling our interests in Harbinger or the drug delivery company.  As a result, we may be required to bear the risk of our investments in Harbinger and the drug delivery company for an indefinite period of time.

●
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

●
Tredegar is subject to increased credit risk that is inherent with an economic downturn and efforts to increase market share as we attempt to broaden our customer base.  In the event of the deterioration of operating cash flows or diminished borrowing capacity of our customers, the collection of trade receivable balances may be delayed or deemed unlikely.  The operations of our customers for Aluminum Extrusions generally follow the cycles within the economy, resulting in greater credit risk from diminished operating cash flows and higher bankruptcy rates when the economy is in recession.  In addition, Films Products’ credit risk exposure could increase as efforts to expand its business may lead to a broader, more diverse customer base.

●
Tredegar is subject to various environmental laws and regulations and could become exposed to substantial liabilities and costs associated with such laws.   We are subject to various environmental proceedings and could become subject to additional proceedings in the future.  In the case of known potential liabilities, it is management’s judgment that the resolution of ongoing and/or pending environmental remediation obligations is not expected to have a material adverse effect on our consolidated financial condition or liquidity.  In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.  Changes in environmental laws and regulations, or their application, including, but not limited to, those relating to global climate change, could subject us to significant additional capital expenditures and operating expenses. Moreover, future developments in federal, state, local and international environmental laws and regulations are currently especially difficult to predict.  Environmental laws have become and are expected to continue to become increasingly strict.  As a result, we will be subject to new environmental laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for us to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

●
An inability to renegotiate one of our collective bargaining agreements could adversely affect our financial results.  Some of our employees are represented by labor unions under various collective bargaining agreements with varying durations and expiration dates. Tredegar may not be able to satisfactorily renegotiate collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.  Any such work stoppages (or potential work stoppages) could negatively impact our ability to manufacture our products and adversely affect results of operations.

Film Products

●
Film Products is highly dependent on sales associated with one customer, P&G.  P&G comprised approximately 40% of Tredegar’s consolidated net sales from continuing operations in 2009, 33% in 2008 and 29% in 2007.  The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business.  Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes,  (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replaces our business with P&G.  While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

●
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

●
Continued growth in Film Products' sale of high value protective film products is not assured. A shift in our customers' preference to new or different products or new technology that displaces flat panel displays that currently utilize our protective films could have a material adverse effect on our sales of protective films.  Similarly, a decline in the rate of growth for flat panel displays could have a material adverse effect on protective film sales.

●
Our substantial international operations subject us to risks of doing business in countries outside the United States, which could adversely affect our business, financial condition and results of operations.  Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, staffing and managing widespread operations and the challenges of complying with a wide variety of laws and regulations, restrictions on international trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our income generated outside the U.S., nationalization of private enterprises and unexpected adverse changes in international laws and regulatory requirements.

●
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

●
The recent economic downturn could have a disruptive impact on our supply chain. Certain raw materials used in manufacturing our products are available from a single supplier, and we may not be able to quickly or inexpensively re-source to another supplier.  The risk of damage or disruption to our supply chain has been exacerbated during the recent economic recession as different suppliers have consolidated their product portfolios or experienced financial distress.  Failure to take adequate steps to effectively manage such events, which are intensified when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

●
Failure of our customers to achieve success or maintain market share could adversely impact sales and operating margins.  Our products serve as components for various consumer products sold worldwide.  Our customers’ ability to successfully develop, manufacture and market its products is integral to our success.

Aluminum Extrusions

●
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

Currently, there is uncertainty surrounding the extent and timing of recovery from the current economic recession.  There can be no assurance as to the extent and timing of the recovery of sales volumes and profits for

Aluminum Extrusions, especially since there can be a lag in the recovery of its end-use markets in comparison to the overall economic recovery.

●
The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors.  Aluminum Extrusions has approximately 975 customers associated with its continuing operations that are in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables.  No single customer exceeds 5% of Aluminum Extrusions' net sales.  Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy.  Future success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

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

Imports into the U.S., primarily from China, represent a portion of the U.S. aluminum extrusion market, and increased significantly in 2009.  This trend has the potential of further exacerbating a very competitive market, amplifying market share and pricing pressures.

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

We believe that the capacity of our plants is adequate to meet our immediate needs.  Our plants generally have operated at 50-90% of capacity.  Our corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

Our principal plants and facilities are listed below:

Film Products
Locations in the U.S.
Lake Zurich, Illinois
Pottsville, Pennsylvania
Red Springs, North Carolina (leased)
Richmond, Virginia (technical center) (leased)
Terre Haute, Indiana
    (technical center and
    production facility)

Locations Outside the U.S.
Chieti, Italy (technical center)
     (leased)
Guangzhou, China
Kerkrade, The Netherlands
Pune, India (under construction)
Rétság, Hungary
Roccamontepiano, Italy
São Paulo, Brazil
Shanghai, China
Principal Operations Production of plastic films and laminate materials

Aluminum Extrusions
Locations in the U.S. Carthage, Tennessee Kentland, Indiana Newnan, Georgia
Locations in Canada
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

        None.

PART II

Item 5.       MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG.  We have no preferred stock outstanding.  There were 33,887,550 shares of common stock held by 3,620 shareholders of record on December 31, 2009.

The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2009		2008
	High	Low	High	Low
First quarter	$18.68	$14.43	$18.56	$13.13
Second quarter	17.99	12.79	19.49	14.19
Third quarter	15.82	13.07	20.59	13.38
Fourth quarter	15.93	13.40	18.68	11.41

                    The closing price of our common stock on February 26, 2010 was $16.75.

Dividend Information

                    We have paid a dividend every quarter since becoming a public company in July 1989.  During 2009, 2008 and 2007, our quarterly dividend was 4 cents per share.

All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our credit agreement and other such considerations as the Board deems relevant.  See Note 8 beginning on page 61 for the restrictions contained in our credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

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

Under these standing authorizations, we purchased 105,497 shares in 2009 and approximately 1.1 million shares in 2008 of our stock in the open market at an average price of $14.44 and $14.88 per share, respectively.

The table below summarizes share repurchase activity under the current program by month during 2009 and 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Cumulative Number of Shares Purchased:	Maximum Number of Shares at End of Period that May Yet be Purchased:
January 2008	-	$-	-	5,000,000
February 2008	16,300	15.38	16,300	4,983,700
March 2008	386,500	15.44	402,800	4,597,200
April 2008	-	-	402,800	4,597,200
May 2008	311,800	14.84	714,600	4,285,400
June 2008	69,400	14.23	784,000	4,216,000
July 2008	253,600	13.87	1,037,600	3,962,400
August 2008 - July 2009	-	-	1,037,600	3,962,400
August 2009	66,737	14.59	1,104,337	3,895,663
September 2009	38,760	14.13	1,143,097	3,856,903
October 2009 - December 2009	-	-	1,143,097	3,856,903

See page 31 of the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional share repurchases from January 1, 2010 through February 26, 2010.

Annual Meeting

Our annual meeting of shareholders will be held on May 18, 2010, beginning at 9:00 a.m. EDT at the Jepson Alumni Center of the University of Richmond, 49 Crenshaw Way, Richmond, Virginia.  We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about April 6, 2010.

Comparative Tredegar Common Stock Performance

The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2009.  Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Tredegar Corporation, The S&P Smallcap 600 Index
And The Russell 2000 Index

$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Tredegar Corporation
S&P Smallcap 600
Russell 2000

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Inquiries

Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to:

Computershare Investor Services
250 Royall Street
Canton, MA  02021
Phone:  800-622-6757
E-mail:  web.queries@computershare.com

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

Item 6.        SELECTED FINANCIAL DATA

The tables that follow on pages 12-17 present certain selected financial and segment information for the five years ended December 31, 2009.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2009		2008		2007		2006		2005
(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$648,613		$883,899		$922,583		$937,561		$808,464
Other income (expense), net	8,464	(c)	10,341	(d)	1,782	(e)	1,444	(f)	(2,211)	(g)
	657,077		894,240		924,365		939,005		806,253
Cost of goods sold	516,933	(c)	739,721	(d)	761,509	(e)	779,376	(f)	672,465	(g)
Freight	16,085		20,782		19,808		22,602		20,276
Selling, general & administrative expenses	60,481		58,699		68,501		64,082		61,007	(g)
Research and development expenses	11,856		11,005		8,354		8,088		8,982
Amortization of intangibles	120		123		149		149		299
Interest expense	783		2,393		2,721		5,520		4,573
Asset impairments and costs associated
with exit and disposal activities	2,950	(c)	12,390	(d)	4,027	(e)	4,080	(f)	15,782	(g)
Goodwill impairment charge	30,559	(b)	-		-		-		-
	639,767		845,113		865,069		883,897		783,384
Income from continuing operations
before income taxes	17,310		49,127		59,296		55,108		22,869
Income taxes	18,663	(c)	19,486	(d)	24,366		19,791	(f)	9,497
Income (loss) from continuing operations (a)	(1,353)		29,641		34,930		35,317		13,372
Discontinued operations (a):
Income (loss) from aluminum extrusions
business in Canada	-		(705)		(19,681)		2,884		2,857
Net income (loss)	$(1,353)		$28,936		$15,249		$38,201		$16,229

Diluted earnings (loss) per share:
Continuing operations (a)	$(.04)		$.87		$.90		$.91		$.35
Discontinued operations (a)	-		(.02)		(.51)		.07		.07
Net income (loss)	$(.04)		$.85		$.39		$.98		$.42

Refer to notes to financial tables on page 17.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2009		2008	2007		2006	2005
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$12.66		$12.40	$14.13		$13.15	$12.53
Cash dividends declared per share	.16		.16	.16		.16	.16
Weighted average common shares outstanding
during the period	33,861		33,977	38,532		38,671	38,471
Shares used to compute diluted earnings (loss)
per share during the period	33,861		34,194	38,688		38,931	38,597
Shares outstanding at end of period	33,888		33,910	34,765		39,286	38,737
Closing market price per share:
High	$18.68		$20.59	$24.45		$23.32	$20.19
Low	12.79		11.41	13.33		13.06	11.76
End of year	15.82		18.18	16.08		22.61	12.89
Total return to shareholders (h)	(12.1	) %	14.1%	(28.2	) %	76.6%	(35.4	) %

Financial Position:
Total assets	$596,279		$610,632	$784,478		$781,787	$781,758
Cash and cash equivalents	90,663		45,975	48,217		40,898	23,434
Debt	1,163		22,702	82,056		62,520	113,050
Shareholders' equity (net book value)	429,072		420,416	491,328		516,595	485,362
Equity market capitalization (i)	536,108		616,484	559,021		888,256	499,320

Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (j)

Segment	2009	2008	2007	2006	2005
(In Thousands)

Film Products	$455,007	$522,839	$530,972	$511,169	$460,277
Aluminum Extrusions	177,521	340,278	371,803	403,790	327,659
AFBS (formerly Therics)	-	-	-	-	252
Total net sales	632,528	863,117	902,775	914,959	788,188
Add back freight	16,085	20,782	19,808	22,602	20,276
Sales as shown in Consolidated
Statements of Income	$648,613	$883,899	$922,583	$937,561	$808,464

Identifiable Assets

Segment	2009	2008	2007	2006	2005
(In Thousands)

Film Products	$371,639	$399,895	$488,035	$498,961	$479,286
Aluminum Extrusions	82,429	112,259	115,223	128,967	130,448
AFBS (formerly Therics)	1,147	1,629	2,866	2,420	2,759
Subtotal	455,215	513,783	606,124	630,348	612,493
General corporate	50,401	50,874	74,927	30,113	61,905
Cash and cash equivalents	90,663	45,975	48,217	40,898	23,434
Identifiable assets from continuing operations	596,279	610,632	729,268	701,359	697,832
Discontinued operations (a):
Aluminum extrusions business in Canada	-	-	55,210	80,428	83,926
Total	$596,279	$610,632	$784,478	$781,787	$781,758

Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2009		2008		2007		2006		2005
(In Thousands)

Film Products:
Ongoing operations	$64,379		$53,914		$59,423		$57,645		$44,946
Plant shutdowns, asset impairments
and restructurings, net of gains on
sale of assets and related income from
LIFO inventory liquidations	(1,846)	(c)	(11,297)	(d)	(649)	(e)	221	(f)	(3,955)	(g)
Aluminum Extrusions:
Ongoing operations	(6,494)		10,132		16,516		18,302		17,084
Plant shutdowns, asset impairments,
restructurings and other	(639)	(c)	(687)	(d)	(634)	(e)	(1,434)	(f)	(993)	(g)
Goodwill impairment charge	(30,559)	(b)	-		-		-		-
AFBS (formerly Therics):
Ongoing operations	-		-		-		-		(3,467)
Loss on investment in Therics, LLC	-		-		-		(25)		(145)
Gain on sale of investments in Theken
Spine and Therics, LLC	1,968	(c)	1,499	(d)	-		-		-
Plant shutdowns, asset impairments,
restructurings and other	-		-		(2,786)	(e)	(637)	(f)	(10,318)	(g)
Total	26,809		53,561		71,870		74,072		43,152
Interest income	806		1,006		1,212		1,240		586
Interest expense	783		2,393		2,721		5,520		4,573
Gain on sale of corporate assets	404		1,001		2,699		56		61
Gain from write-up of an investment
accounted for under the fair value method	5,100	(c)	5,600	(d)	-		-		-
Loss from write-down of an investment	-		-		2,095	(e)	-		5,000	(g)
Stock option-based compensation costs	1,692		782		978		970		-
Corporate expenses, net	13,334		8,866		10,691		13,770		11,357	(g)
Income from continuing operations
before income taxes	17,310		49,127		59,296		55,108		22,869
Income taxes	18,663	(c)	19,486	(d)	24,366		19,791	(f)	9,497
Income (loss) from continuing operations	(1,353)		29,641		34,930		35,317		13,372
Income (loss) from discontinued operations (a)	-		(705)		(19,681)		2,884		2,857

Net income (loss)	$(1,353)		$28,936		$15,249		$38,201		$16,229

Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2009	2008	2007	2006	2005
(In Thousands)

Film Products	$32,360	$34,588	$34,092	$31,847	$26,673
Aluminum Extrusions	7,566	8,018	8,472	8,378	7,996
AFBS (formerly Therics)	-	-	-	-	437
Subtotal	39,926	42,606	42,564	40,225	35,106
General corporate	71	70	91	111	195
Total continuing operations	39,997	42,676	42,655	40,336	35,301
Discontinued operations (a):
Aluminum extrusions business in Canada	-	515	3,386	3,945	3,488
Total	$39,997	$43,191	$46,041	$44,281	$38,789

Capital Expenditures and Investments

Segment	2009	2008	2007	2006	2005
(In Thousands)

Film Products	$11,487	$11,135	$15,304	$33,168	$50,466
Aluminum Extrusions	22,530	9,692	4,391	6,609	5,750
AFBS (formerly Therics)	-	-	-	-	36
Subtotal	34,017	20,827	19,695	39,777	56,252
General corporate	125	78	6	24	73
Capital expenditures for continuing
operations	34,142	20,905	19,701	39,801	56,325
Discontinued operations (a):
Aluminum extrusions business in Canada	-	39	942	772	6,218
Total capital expenditures	34,142	20,944	20,643	40,573	62,543
Investments	-	5,391	23,513	542	1,095
Total	$34,142	$26,335	$44,156	$41,115	$63,638

Refer to notes to financial tables on page 17.

NOTES TO FINANCIAL TABLES

(a)
On February 12, 2008, we sold our aluminum extrusions business in Canada.  All historical results for this business have been reflected as discontinued operations.  In 2008, discontinued operations include an after-tax loss of $412,000 on the sale in addition to operating results through the closing date.  In 2007, discontinued operations also include $11.4 million in cash income tax benefits from the sale that were realized in 2008.

(b)
 A goodwill impairment charge of $30.6 million ($30.6 million after taxes) was recognized in Aluminum Extrusions upon completion of an impairment analysis performed as of March 31, 2009. The non-cash charge, computed under U.S. generally accepted accounting principles, resulted from the estimated adverse impact on the business unit's fair value of possible future losses and the uncertainty of the amount and timing of an economic recovery.

(c)
Plant shutdowns, asset impairments, restructurings and other for 2009 include a charge of $2.1 million for severance and other employee related costs in connection with restructurings for Film Products ($1.3 million), Aluminum Extrusions ($433,000) and corporate headquarters ($396,000, included in "Corporate expenses, net" in the operating profit by segment table), an asset impairment charge of $1.0 million in Films Products, pretax losses of $952,000 associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in "Cost of goods sold" in the consolidated statements of income), a gain of $640,000 related to the sale of land at our aluminum extrusions facility in Newnan, Georgia (included in "Other income (expense), net" in the consolidated statements of income), a gain of $275,000 on the sale of equipment (included in "Other income (expense), net" in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia, a gain of $175,000 on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in "Other income (expense), net" in the consolidated statements of income), a gain of $149,000 related to the reversal to income of certain inventory impairment accruals in Film Products, and a net charge of $69,000 (included in "Costs of goods sold" in the consolidated statement of income) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions.  The gain from the write-up of an investment accounted for under the fair value method of $5.1 million in 2009 is included in "Other income (expense), net" in the consolidated statement of income. The gain on sale of investments in Theken Spine and Therics, LLC, which is also included in "Other income (expense), net" in the consolidated statement of income, includes the receipt of a contractual earn-out payment of $1.8 million and a post-closing contractual adjustment of $150,000.  AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Income taxes in 2009 include the recognition of a valuation allowance of $2.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(d)
Plant shutdowns, asset impairments, restructurings and other for 2008 include an asset impairment charge of $9.7 million for Film Products, a charge of $2.7 million for severance and other employee related costs in connection with restructurings for Film Products ($2.2 million) and Aluminum Extrusions ($510,000), a pretax gain of $583,000 from the sale of land rights and related improvements at the Film Products facility in Shanghai, China (included in "Other income (expense), net" in the consolidated statement of income), and a $177,000 pretax charge related to expected future environmental costs at the Aluminum Extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income). The gain of $1.5 million from the sale of our investments in Theken Spine and Therics, LLC. is included in "Other income (expense), net" in the consolidated statements of income.  The gain from the write-up of an investment accounted for under the fair value method of $5.6 million in 2008 is included in "Other income (expense), net" in the consolidated statements of income.  Income taxes in 2008 includes the reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million that originally related to expected limitations on the utilization of assumed capital losses on certain investments.

(e)
Plant shutdowns, asset impairments, restructurings and other for 2007 include a charge of $2.8 million related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey, charges of $594,000 for asset impairments in Film Products, a charge of $592,000 for severance and other employee-related costs in Aluminum Extrusions, a charge of $55,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia, and a charge of $42,000 associated with the expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income). The loss from the write-down of an investment in 2007 of $2.1 million is included in "Other income (expense), net" in the consolidated statements of income.

(f)
Plant shutdowns, asset impairments, restructurings and other for 2006 include a net gain of $1.5 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2.9 million for related LIFO inventory liquidations (included in "Cost of goods sold" in the consolidated statements of income) and a gain of $261,000 on the sale of related property and equipment (included in "Other income (expense), net" in the consolidated statements of income), partially offset by severance and other costs of $1.6 million and asset impairment charges of $130,000, charges of $1.0 million for asset impairments in Film Products, a charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income), charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000), and charges of $637,000 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey.  Income taxes in 2006 include a reversal of a valuation allowance of $577,000 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux in 2005.  Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicated that realization of related deferred tax assets is more likely than not.

(g)
Plant shutdowns, asset impairments, restructurings and other for 2005 include charges of $10.3 million related to the sale or assignment of substantially all of AFBS' assets, charges of $2.1 million related to severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($498,000) and corporate headquarters ($455,000, included in "Corporate expenses, net" in the operating profit by segment table), a charge of $2.1 million related to the planned shutdown of the films manufacturing facility in LaGrange, Georgia, a net gain of $1.7 million related to the shutdown of the films manufacturing facility in New Bern, North Carolina, including a gain on the sale of the facility ($1.8 million, included in "Other income (expense), net" in the consolidated statements of income), partially offset by shutdown-related expenses ($225,000), a charge of $1.0 million for process reengineering costs associated with the implementation of an information system in Film Products (included in "Costs of goods sold" in the consolidated statements of income), a net charge of $843,000 related to severance and other employee-related costs associated with the restructuring of the research and development operations in Film Products (of this amount, $1.4 million in charges for employee relocation and recruitment is included in "Selling, general & administrative expenses" in the consolidated statements of income), a gain of $653,000 related to the shutdown of the films manufacturing facility in Carbondale, Pennsylvania, including a gain on the sale of the facility ($630,000, included in "Other income (expense), net" in the consolidated statements of income), and the reversal to income of certain shutdown-related accruals ($23,000), charges of $583,000 for asset impairments in Film Products, a gain of $508,000 for interest receivable on tax refund claims (included in "Corporate expenses, net" in the operating profit by segment table and "Other income (expense), net" in the consolidated statements of income), a charge of $495,000 in Aluminum Extrusions, including an asset impairment ($597,000), partially offset by the reversal to income of certain shutdown-related accruals ($102,000), charges of $353,000 for accelerated depreciation related to restructurings in Film Products, and a charge of $182,000 in Film Products related to the write-off of an investment.  As of December 31, 2005, the investment in Novalux, Inc. of $6.1 million was written down to estimated fair value of $1.1 million.  The loss from the write-down, $5.0 million, is included in "Other income (expense), net" in the consolidated statements of income.

(h)	Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.

(i)	Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.

(j)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  For risks and important factors that could cause actual results to differ from expectations refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.  Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the Securities and Exchange Commission.  Tredegar does not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

General

Tredegar is a manufacturer of plastic films and aluminum extrusions.  Descriptions of our businesses are provided on pages 1-7.

Losses from continuing operations were $1.4 million (4 cents per diluted share) in 2009 compared with income from continuing operations of $29.6 million (87 cents per diluted share) in 2008.  Gains on the sale of assets, investment write-downs or write-ups and other items and losses related to plant shutdowns, assets impairments, restructurings and other charges are described in results of operations beginning on page 24.  The business segment review begins on page 34.

Film Products

In Film Products, net sales were $455.0 million in 2009, down 13.0% versus $522.8 million in 2008.  Operating profit from ongoing operations was $64.4 million in 2009, an increase of 19.4% compared with $53.9 million in 2008. Volume decreased to 206.7 million pounds in 2009 from 221.2 million pounds in 2008.  Net sales declined compared to last year due to the impact on selling prices from the pass-through of lower resin costs, volume declines in personal care materials and packaging films and the unfavorable effect of changes in the U.S. dollar value of currencies for operations outside the U.S.

Operating profit from ongoing operations increased in 2009 compared to 2008 as cost reduction efforts, productivity gains, the positive impact of the change in product mix driven mostly by an increase in sales of high-value surface protection materials and the lag in the pass-through of reduced resin costs were partially offset by lower overall sales volumes and the unfavorable effects of foreign currency rates.  Film Products has index-based pass-through raw material cost agreements for the majority of its business.  However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.  The estimated impact of the lag in the pass-through of changes in average resin costs and year-end adjustments for inventories accounted for under the last-in first-out method (“LIFO”) was a positive $1.7 million in 2009 and a negative $600,000 in 2008.  The estimated unfavorable impact from U.S. dollar value currencies for operations outside the U.S. was $1.9 million in 2009 compared with 2008.

Future operating profit levels within Film Products will depend upon our ability to deliver product innovations and cost reductions, to support growth in the sales of higher value surface protection materials and to address competitive pressures facing our personal care and packaging materials businesses.

Capital expenditures in Film Products were $11.5 million in 2009, up from $11.1 million in 2008, and are projected to be approximately $24 million in 2010 as spending returns to more normalized levels.  Depreciation expense was $32.2 million in 2009, down from $34.5 million in 2008, and is projected to be approximately $36 million in 2010.

                    Aluminum Extrusions

Net sales from continuing operations in Aluminum Extrusions were $177.5 million in 2009, down 47.8% from $340.3 million in 2008.  Operating losses from ongoing U.S. operations were $6.5 million, a negative change of $16.6 million from operating profits of $10.1 million in 2008.  Volume from continuing operations was 91.5 million pounds in 2009, down 32.8% from 136.2 million pounds in 2008.

The decrease in net sales was mainly due to lower sales volume and a decrease in average selling prices driven by lower average aluminum costs.  Weak market conditions led to decreased shipments in most markets.  Shipments in nonresidential construction, which comprised 71% of total volume in 2009, declined by approximately 34% in 2009 compared with 2008.  Operating losses from ongoing U.S. operations in 2009 were primarily driven by lower sales volume.  Given the uncertainty as to the timing of a meaningful recovery in the nonresidential construction market, our short-term focus in Aluminum Extrusions continues to be reducing our breakeven point while strategically investing in the business to ensure continued improvement in product and service offerings to our customers.

Upon completing a goodwill impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions.  This impairment charge represents the entire amount of goodwill associated with the Aluminum Extrusions reporting unit.  For additional detail on this goodwill impairment charge, see Note 1 of the notes to the financial statements beginning on page 47.

Capital expenditures for continuing operations in Aluminum Extrusions were $22.5 million in 2009, a $12.8 million increase from $9.7 million in 2008, and are projected to be approximately $6.4 million in 2010.  The 18-month project to expand capacity at our Carthage, Tennessee manufacturing facility, which will increase our capabilities in the nonresidential construction sector, accounted for $19.0 million of capital expenditures in 2009. Depreciation expense for continuing operations was $7.6 million in 2009, a decrease of 5.6% from $8.0 million in 2008, and is projected to be $9.5 million in 2010.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25 million to an affiliate of H.I.G. Capital.  We realized cash income tax benefits in 2008 from the sale of approximately $12 million.  All historical results for this business have been reflected as discontinued operations.

Other Developments

Net pension income from continuing operations was $3.1 million in 2009, an unfavorable change of $1.8 million from amounts recognized in 2008.  Most of the change is reflected in “Corporate expenses, net” in the operating profit by segment table presented on page 15.  We contributed approximately $129,000 to our pension plans for continuing operations in 2009, and minimum required contributions to our pension plans in 2010 are expected to be comparable.   The projected benefit obligation of our pension plans at December 31, 2009 is approximately $235.0 million at a weighted average discount rate of 5.7%, and net pension expense in 2010 is estimated at $1.4 million.  Corporate expenses, net in 2009 increased in comparison to 2008 primarily due to adjustments made to accruals for certain performance-based compensation programs and the unfavorable change in pension income noted above.

Interest expense, which includes the amortization of debt issue costs, was $783,000 in 2009, a $1.6 million decline versus 2008, primarily due to reduced average debt levels and lower average interest rates.

The effective tax rate used to compute income taxes from continuing operations was 107.8% in 2009 compared with 39.7 % in 2008.  The change in the effective tax rate for continuing operations for 2009 versus 2008 was due to numerous factors as shown in the effective income tax rate reconciliation provided in Note 14 on page 69.

On April 2, 2007, we invested $10 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes.  The fund is a highly speculative investment and subject to limitations on withdrawal.  There is no secondary market for interests in the fund.  Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method.  At December 31, 2009, Harbinger reported our capital account value at $14.5 million versus the carrying value of $10 million (included in “Other assets and deferred charges” in our consolidated balance sheet).

See discussion of investment accounted for under the fair value method on page 21.

In 2009, we repurchased 105,497 shares of our stock under a standing authorization from our board of directors at an average price of $14.44 per share, compared to 1.1 million shares of stock repurchased in 2008 at an average price of $14.88.  Due to strong cash flows from operations, our net cash balance (cash and cash equivalents of $90.7 million in excess of total debt of $1.2 million) was $89.5 million at December 31, 2009, compared to net cash (cash and cash equivalents of $46.0 million in excess of total debt of $22.7 million) of $23.3 million at December 31, 2008 (net cash is not intended to represent debt or cash as defined by generally accepted accounting principles, but is utilized by management in evaluating financial leverage and equity valuation and we believe that investors also may find net debt or cash helpful for the same purposes).  Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 27.

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

In assessing the recoverability of long-lived identifiable assets and goodwill, we estimate fair value using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples.  These calculations require us to make assumptions regarding estimated future cash flows, discount rates and other factors to determine if impairment tests are met or the fair value of the respective assets.  If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

Based on the severity of the economic downturn and its impact on sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with the first quarter of 2008), the resulting first quarter loss, possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed.  Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million, which represents the entire amount of goodwill associated with Aluminum Extrusions, was recorded.

Based upon assessments performed as to the recoverability of long-lived identifiable assets, we have recorded asset impairment losses for continuing operations of $1.0 million in 2009, $8.6 million in 2008 and $594,000 in 2007.  For asset impairments relating to discontinued operations, see Note 17 to the notes to financial statements.

Investment Accounted for Under the Fair Value Method

On August 31, 2007, we invested $6.5 million in a privately held drug delivery company that is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes.  On December 15, 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee.  This investment is accounted for under the fair value method.  We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds use the fair value method to account for their investment portfolios).  At December 31, 2009, our ownership interest was approximately 21% on a fully diluted basis.

U.S. generally accepted accounting principles (U.S. GAAP) requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).  On the dates of our investments (August 31, 2007 and December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors.  Subsequent to the last round of financing, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest.  In addition, the company currently has no product sales.  Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, fair value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.

In connection with the new round of equity financing in the fourth quarter of 2008, we recognized an unrealized gain of $5.6 million for the write-up of this investment based upon the implied valuation of our ownership interest.  In the fourth quarter of 2009, we recognized an additional unrealized gain of $5.1 million for the appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license. At December 31, 2009 and 2008, the fair value of our investment (the carrying value included in “Other assets and deferred charges” in our consolidated balance sheet) was $18.2 million and $13.1 million, respectively.  The fair market valuation of our interest in the drug delivery company is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated.  At December 31, 2009, the effect of a 500 basis point change in the weighted average cost of capital assumption would have increased or decreased the fair value of our interest in the drug delivery company by approximately $2-3 million.  Any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones.  Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

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

The discount rate is used to determine the present value of future payments.  The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve.  In general, our liability increases as the discount rate decreases and vice versa.  Our weighted average discount rate for continuing operations was 5.70% at the end of 2009, 6.5% at the end of 2008 and 6.25% at the end of 2007, with changes between periods due to changes in market interest rates.  The compensation increase assumption affects the estimate of future payments, and was 4% at the end of 2007 (not applicable in 2009 and 2008).  Based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007.  A lower expected return on plan assets increases the amount of expense and vice versa.  Decreases in the level of actual plan assets will also serve to increase the amount of pension expense.  The value of our plan assets relating to continuing operations increased $34.4 million, or 17.7%, in 2009, partially recovering from an $89.6 million decline in 2008.  The 31.5% asset value decline in 2008 was primarily due to the drop in global stock prices.  Between 2003 and 2007, the value of our plan assets relating to continuing operations increased due to improved general market conditions after declining from 2000 to 2002.  Our expected long-term return on plan assets relating to continuing operations, which is primarily based on estimated market and economic conditions as well as asset mix, was 8.25% in 2009, 8.5% from 2004 to 2008, 8.75% in 2003 and 9% in 2002 and prior years.  We anticipate that our expected long-term return on plan assets will be 8.25% for fiscal year 2010.  See page 66 for more information on expected long-term return on plan assets and asset mix.

See the executive summary beginning on page 18 for further discussion regarding the financial impact of our pension plans.

Income Taxes

On a quarterly basis, we review our judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred tax asset will be realized.  As circumstances change, we reflect in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred tax assets.

For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $1.0 million, $2.6 million and $3.3 million as of December 31, 2009, 2008 and 2007, respectively.  Included in the 2009, 2008 and 2007 amounts were $348,000, $1.8 million and $2.3 million, respectively, for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain.  Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority.  Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties.  Accordingly, we also accrue for possible interest and penalties on uncertain tax positions.  The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $537,000, $1.3 million and $1.2 million at December 31, 2009, 2008 and 2007, respectively ($342,000, $827,000 and $759,000, respectively, net of corresponding federal and state income tax benefits).  Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

In 2009, we settled several disputed issues raised by the Internal Revenue Service (the “IRS”) during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes.  The settlement with the IRS for the disputed issues cost us approximately $1.0 million, which is lower than the previous estimate of $1.3 million and was applied against the balance of unrecognized tax benefits.

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S.  Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.  With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2006.

As of December 31, 2009 and 2008, we had valuation allowances relating to deferred tax assets of $11.7 million and $9.8 million, respectively.  For more information on deferred income tax assets and liabilities, see Note 14 of the notes to financial statements.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance that clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. These new accounting rules are effective as of the beginning of the annual period beginning after November 15, 2009. We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

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

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year.  We do not anticipate that the adoption of this statement will materially expand our consolidated financial statement footnote disclosures.

Results of Continuing Operations

2009 versus 2008

Revenues.  Sales in 2009 decreased by 26.6% compared with 2008 due to sales declines in both Film Products and Aluminum Extrusions.  Net sales (sales less freight) decreased 13.0% in Film Products due to the impact of lower selling prices from the pass-through of reduced resin prices, volume declines in personal care materials and packaging films and the unfavorable effect of foreign currency rates.  Net sales decreased 47.8% in Aluminum Extrusions due to lower sales volumes and a decrease in average selling prices driven by lower aluminum prices.  Volumes in Aluminum Extrusions were 91.5 million pounds in 2009, down 32.8% from 136.2 million pounds in 2008.  For more information on net sales and volume, see the executive summary beginning on page 18.

Operating Costs and Expenses.  Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.8% in 2009 and 14.0% in 2008.  The gross profit margin increased in Film Products primarily due to cost reduction efforts, productivity gains, a change in product mix mostly driven by sales of high value surface protection materials and the lag in the pass-through of substantially higher average resin costs in 2008.  Gross profit margins in Aluminum Extrusions decreased as a result of volume declines noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.2% in 2009, an increase from 7.9% in 2008.  The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the decline in sales noted above and adjustments made to accruals for certain performance-based compensation programs.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2009 totaled $2.9 million ($2.3 million after taxes) and included:

●
A fourth quarter charge of $181,000 ($121,000 after taxes) and a first quarter charge of $1.1 million ($806,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

●	A fourth quarter charge of $1.0 million ($1.0 million after taxes) for asset impairments in Film Products;
●
A fourth quarter benefit of $547,000 ($340,000 after taxes), a third quarter charge of $111,000 ($69,000 after taxes), a second quarter charge of $779,000 ($484,000 after taxes), and a first quarter charge of $609,000 ($378,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 starting on page 57 for additional detail);

●
A fourth quarter gain of $640,000 ($398,000 after taxes) related to the sale of land at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income);

●
A fourth quarter charge of $64,000 ($40,000 after taxes) and a first quarter charge of $369,000 ($232,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

●
A fourth quarter charge of $218,000 ($139,000 after taxes) and a first quarter charge of $178,000 ($113,000 after taxes) for severance and other employee-related costs in connection with restructurings at corporate headquarters (included in “Corporate expenses, net” in the segment operating profit table in Note 3 on page 55);

●
A first quarter gain of $275,000 ($162,000 after taxes) on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia;

●
A second quarter gain of $175,000 ($110,000 after taxes) on the sale of previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income);

●	A second quarter gain of $149,000 ($91,000 after taxes) related to the reversal to income of certain inventory impairment accruals in Film Products; and
●
A fourth quarter charge of $345,000 ($214,000 after taxes) and a second quarter benefit of $276,000 ($172,000 after taxes) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income).

The severance in Film Products includes reduction in workforce in 2009 (approximately 50 employees) that is expected to save approximately $2.0 million on an annualized basis.

We recognized gains of $1.8 million ($1.2 million after taxes) from the receipt of a contractual earn-out payment and $150,000 ($96,000 after taxes) from a post-closing contractual adjustment from the sale in 2008 of our investments in Theken Spine and Therics, LLC.  These gains are included in “Other income (expense), net” in the consolidated statements of income.  AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar.

Results in 2009 include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.1 million ($3.2 million after taxes; see further discussion on page 21).  Gains on the sale of corporate assets in 2009 include realized gains of $404,000 ($257,000 after taxes) from the sale of corporate real estate.  The pretax amounts for each of these items are included in "Other income (expense), net" in the consolidated statements of income and separately shown in the segment operating profit table on page 15.

For more information on costs and expenses, see the executive summary beginning on page 18.

Interest Income and Expense.  Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $806,000 in 2009, compared to $1.0 million in 2008.  Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense, which includes the amortization of debt issue costs, was $783,000 in 2009, a 67.3% decrease in comparison to $2.4 million for 2008 due to lower average debt levels and lower average interest rates during 2009.  Average debt outstanding and interest rates were as follows:

(In Millions)	2009	2008
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$5.0	$47.7
Average interest rate	1.2%	3.8%
Fixed-rate and other debt:
Average outstanding debt balance	$1.5	$1.8
Average interest rate	3.5%	4.1%
Total debt:
Average outstanding debt balance	$6.5	$49.5
Average interest rate	1.8%	3.8%

Income Taxes.  The effective tax rate used to compute income taxes from continuing operations was 107.8% in 2009 compared with 39.7% in 2008.  The differences between the U.S. federal statutory rate and the effective tax rate for continuing operations are shown in the effective income tax rate reconciliation provided in Note 14 on page 69.

2008 versus 2007

Revenues.  Sales in 2008 decreased by 4.2% compared with 2007 due to sales declines in both Film Products and Aluminum Extrusions.  Net sales (sales less freight) decreased 1.5% in Film Products as competitive pressures led to lower volume, which was partially offset by higher selling prices from the pass-through of increased resin costs.  Net sales decreased 8.5% in Aluminum Extrusions due to lower volume as shipments declined in most markets.  For more information on net sales and volume, see the executive summary beginning on page 18.

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

●
A fourth quarter charge of $7.2 million ($5.0 million after taxes), a second quarter charge of $854,000 ($717,000 after taxes), and a first quarter charge of $1.6 million ($1.2 million after taxes) for asset impairments in Film Products;

●
A second quarter charge of $90,000 ($83,000 after taxes) and a first quarter charge of $2.1 million ($1.4 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

●
A second quarter charge of $275,000 ($169,000 after taxes) and a first quarter charge of $235,000 ($145,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

●
A fourth quarter gain of $583,000 ($437,000 after taxes) related to the sale of land rights and related improvements at the Film Products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income); and

●
A fourth quarter charge of $72,000 ($44,000 after taxes) and a second quarter charge of $105,000 ($65,000 after taxes) related to expected future environmental costs at the Aluminum Extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

The severance in Film Products includes a reduction in workforce in the first quarter of 2008 (approximately 90 or 6% of Film Products’ total employees) that is expected to save approximately $4.2 million on an annualized basis.

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

Results in 2008 include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.6 million ($3.6 million after taxes; see further discussion on page 21).  Gains on the sale of corporate assets in 2008 include realized gains of $509,000 ($310,000 after taxes) from the sale of equity securities and $492,000 ($316,000 after taxes) from the sale of corporate real estate.  The pretax amounts for each of these items is included in "Other income (expense), net" in the consolidated statements of income and separately shown in the segment operating profit table on page 15.

For more information on costs and expenses, see the executive summary beginning on page 18.

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

Income Taxes.  The effective tax rate used to compute income taxes from continuing operations decreased to 39.7% in 2008 compared with 41.1% in 2007.  The decrease in the effective tax rate for continuing operations was due to numerous factors as shown in the effective income tax rate reconciliation provided in Note 14 on page 69.

Financial Condition

Assets and Liabilities

Changes in assets and liabilities from continuing operations from December 31, 2008 to December 31, 2009 are summarized below:

●	Accounts receivable decreased $17.4 million (19.0%).
-
Accounts receivable in Film Products decreased by $4.2 million due mainly to lower sales and improved cash collections.  Days sales outstanding (“DSO”) were 43 at December 31, 2009 compared to 45 at December 31, 2008.

-
Accounts receivable in Aluminum Extrusions decreased by $13.2 million due to lower sales volumes in 2009.  DSO was 44 at December 31, 2009 compared with 43 at December 31, 2008, which was within the range experienced over the last twelve months.

●	Inventories decreased $1.3 million (3.5%).
-
Inventories in Film Products increased by approximately $568,000 as a result of the effect of changes in the U.S. dollar value of currencies for operations outside the U.S.  Inventory days were relatively consistent at 36 at December 31, 2009 and 2008, respectively, which is within the range experience over the past twelve months.

-
Inventories in Aluminum Extrusions decreased by approximately $1.9 million.  Inventory days increased to 42 at December 31, 2009 compared with 30 at December 31, 2008.  Lower inventories at Aluminum Extrusions can be primarily attributed to a decrease in inventory levels as a result of reduced customer demand.

●
Net property, plant and equipment decreased $6.0 million (2.5%) due primarily to depreciation of $39.9 million and asset impairments and property disposals of $2.7 million, partially offset by capital expenditures of $34.1 million and a change in the value of the U.S. dollar relative to foreign currencies ($2.5 million increase).

●
Goodwill and other intangibles decreased by $30.5 million (22.6%) primarily due to the goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 1 beginning on page 47).

●	Other assets increased by $6.6 million (17.0%) primarily due to the $5.1 million write-up of an investment accounted for under the fair value method.
●	Accounts payable decreased by $1.2 million (2.2%).
-	Accounts payable in Film Products increased by $1.0 million primarily due to normal volatility associated with the timing of payments.

-	Accounts payable in Aluminum Extrusions decreased by $2.3 million, or 8.5%, primarily due to lower sales volumes.
-	Accounts payable increased at corporate by $128,000.
●
Accrued expenses decreased by $3.4 million (8.9%) due primarily due to the decrease in unrealized losses on future contracts that are used to hedge fixed-priced forward sales contracts with certain customer in Aluminum Extrusions, partially offset by higher accruals for certain performance-based incentive programs.

●
Other noncurrent liabilities decreased by $10.7 million (37.0%) due primarily to the change in the funded status of our defined benefit pension plans.  As of December 31, 2009, the funded status of our defined benefit pension plan was a net liability of $6.0 million compared with $17.1 million as of December 31, 2008.

●
Net deferred income tax liabilities in excess of assets increased by $15.8 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2009 and 2008 schedule of deferred income tax assets and liabilities provided in Note 14 on page 70.  Income taxes recoverable decreased by $8.5 million primarily due to tax benefits on certain net operating and capital losses in 2008 that were recovered through the carryback to prior years that had operating income and capital gains.

Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2009 were as follows:

Net Capitalization and Indebtedness as of Dec. 31, 2009
(In Thousands)
Net capitalization:
Cash and cash equivalents	$90,663
Debt:
$300 million revolving credit agreement maturing
December 15, 2010	-
Other debt	1,163
Total debt	1,163
Cash and cash equivalents net of debt	(89,500)
Shareholders' equity	429,072
Net capitalization	$339,572

Indebtedness as defined in revolving credit agreement:
Total debt	$1,163
Face value of letters of credit	7,030
Liabilities relating to derivative financial
instruments, net of cash deposits	255
Indebtedness	$8,448

Under the revolving credit agreement, borrowings are permitted up to $300 million, and $222 million was available to borrow at December 31, 2009 based on the most restrictive covenants (no amounts borrowed at December 31, 2009).  The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At December 31, 2009, the interest rate on debt borrowed under the revolving credit agreement would have been priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

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
As of and for the Twelve Months Ended December 31, 2009 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2009:
Net loss	$(1,353)
Plus:
After-tax losses related to discontinued operations	-
Total income tax expense for continuing operations	18,663
Interest expense	783
Charges related to stock option grants and awards accounted for
under the fair value-based method	1,692
Losses related to the application of the equity method of accounting	-
Depreciation and amortization expense for continuing operations	39,997
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $2,439)	34,003
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(806)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $3,738)	(8,987)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	-
Adjusted EBITDA as defined in revolving credit agreement	83,992
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(39,997)
Adjusted EBIT as defined in revolving credit agreement	$43,995
Shareholders' equity at December 31, 2009 as defined in revolving credit agreement	$429,072
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.10	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	56.19	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement
($100,000 plus 50% of net income generated after October 1, 2005)	$141,638
Minimum adjusted shareholders' equity permitted ($315,000 plus 50% of
net income generated, to the extent positive, after July 1, 2007)	$349,879
Maximum leverage ratio permitted:
Ongoing	2.75	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

While we had no outstanding borrowings on our $300 million credit facility as of December 31, 2009, noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders.  Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2010	2011	2012	2013	2014	Remainder	Total
Debt	$.5	$.3	$.1	$.3	$-	$-	$1.2
Operating leases:
AFBS (formerly Therics)	1.7	.4	-	-	-	-	2.1
Other	1.3	1.4	1.3	.2	.2	-	4.4
Estimated contributions required (1) :
Defined benefit plans	.2	.2	8.3	1.8	.2	1.9	12.6
Other postretirement benefits	.5	.5	.5	.6	.6	3.2	5.9
Capital expenditure commitments (2)	1.5	-	-	-	-	-	1.5
Estimated obligations relating to
uncertain tax positions (3)	-	-	-	-	-	1.5	1.5
Total	$5.7	$2.8	$10.2	$2.9	$1.0	$6.6	$29.2

(1)
Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2010 through 2019 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2009 plan year.  Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2019.  See Note 11 on page 63.

(2)	Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 13 on page 68.
(3)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.

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

Shareholders’ Equity

At December 31, 2009, we had 33,887,550 shares of common stock outstanding and a total market capitalization of $536.1 million, compared with 33,909,932 shares of common stock outstanding and a total market capitalization of $616.5 million at December 31, 2008.

                   We purchased 105,497 shares in 2009 and 1.1 million shares in 2008 on the open market at an average price of $14.44 and $14.88 per share, respectively.  See the issuer purchases of equity securities section of Item 5 on page 9 regarding purchases of our common stock and our standing authorization permitting additional purchases as of December 31, 2009.  From January 1, 2010 through February 26, 2010, we have repurchased an additional 750,500 shares of Tredegar common stock for $12.2 million.

Cash Flows

The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 45.  Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

                     Cash provided by operating activities was $103.2 million in 2009 compared with $75.4 million in 2008.  The increase is due primarily to normal volatility of working capital components (see assets and liabilities section on page 27 for discussion of changes in working capital).

                     Cash used in investing activities was $31.7 million in 2009 compared with cash provided by investing activities of $3.5 million in 2008. The change between periods was primarily due to proceeds received in 2008 from the sale of our aluminum extrusions business in Canada of $23.4 million and a $16.6 million increase in capital expenditures.  Capital expenditures in 2009 primarily included the expansion of capacity at our aluminum extrusion facility Carthage, Tennessee as well as the normal replacement of machinery and equipment.  See the executive summary beginning on page 18 and the business segment review beginning on page 34 for more information on capital expenditures.

                      Net cash flow used in financing activities was $28.2 million in 2009 and related to net repayments on our revolving credit facility with excess cash flow of $21.5 million, the payment of regular quarterly dividends of $5.4 million (4 cents per share per quarter) and repurchase of 105,497 shares of Tredegar common stock for $1.5 million.

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

Quantitative and Qualitative Disclosures about Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets.  See the assets and liabilities section beginning on page 27 regarding credit agreement and interest rate exposures.

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

See the executive summary beginning on page 18 and the business segment review beginning on page 34 for discussion regarding the impact of the lag in the pass-through of resin price changes.  The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

Resin prices in Europe, Asia and South America have exhibited similar trends.  The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas.  To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business.  However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the executive summary on page 18 and the business segment review on page 34 for more information).

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries.  See Note 6 on page 57 for more information.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

In Aluminum Extrusions, we hedge from time to time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers.  We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $70,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions.  In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants.  The percentage of sales and total assets for continuing manufacturing operations related to foreign markets for 2009 and 2008 are as follows:

Tredegar Corporation - Continuing Manufacturing Operations
Percentage of Net Sales and Total Assets Related to Foreign Markets
	2009			2008
	% of Total Net Sales *		% Total Assets -	% of Total Net Sales *		% Total Assets -
	Exports From U.S.	Foreign Oper- ations	Foreign Oper- ations *	Exports From U.S.	Foreign Oper- ations	Foreign Oper- ations *
Canada	6	-	-	5	-	-
Europe	1	19	14	1	18	15
Latin America	-	3	2	-	3	2
Asia	7	6	6	3	7	7
Total % exposure
to foreign
markets	14	28	22	9	28	24

*
The percentages for foreign markets are relative to Tredegar's total net sales and total assets from manufacturing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents and AFBS (formerly Therics)).

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

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $1.9 million in 2009 compared with 2008, a positive impact of $3.6 million in 2008 compared with 2007 and a positive impact of $3.0 million in 2007 compared with 2006.

Trends for the Euro and Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Business Segment Review

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales. See the executive summary beginning on page 18 for the discussion of net sales (sales less freight) in Film Products in 2009 compared with 2008.

                     In Film Products, net sales were $522.8 million in 2008, down 1.5% versus $531.0 million in 2007.  Operating profit from ongoing operations was $53.9 million in 2008, down 9.3% compared with $59.4 million in 2007. Volume decreased to 221.2 million pounds in 2008 from 244.3 million pounds in 2007.  The volume decline was primarily due to competitive pressures in most product segments, most notably the personal care and surface protection markets.  Net sales declined compared to 2007 due to lower volume, partially offset by higher selling prices from the pass-through of increased resin costs. A significant portion of the substantially lower resin costs realized in the fourth quarter of 2008 were not passed through to customers via lower selling prices until the first quarter of 2009.

Operating Profit.  See the executive summary beginning on page 18 for the discussion of operating profit in Film Products in 2009 compared with 2008.

                    Operating profit from ongoing operations in Film Products decreased in 2008 versus 2007 due primarily to lower volume, partially offset by cost reduction efforts and the benefit from appreciation of the U.S. dollar value of currencies for operations outside of the U.S. (benefit from currency rate changes was approximately $3.6 million).  Film Products has index-based pass-through raw material cost agreements for the majority of its business.  However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.  The estimated unfavorable impact of the lag in the pass-through of changes in average resin costs and year-end adjustments for inventories accounted for under LIFO was $600,000 and $2.5 million for 2008 and 2007, respectively.

Identifiable Assets.  Identifiable assets in Film Products decreased to $371.6 million at December 31, 2009, from $399.9 million at December 31, 2008, due primarily to the depreciation of $32.2 million, partially offset by capital expenditures of $11.5 million, a lower accounts receivable balance ($4.2 million) and higher accruals for performance-based incentive plans.  See page 27 for further discussion on changes in assets and liabilities.

Identifiable assets in Film Products decreased to $399.9 million at December 31, 2008, from $488.0 million at December 31, 2007, due primarily to the decline in prepaid pension assets of $42.9 million as the funded status of our pension plans shifted from a net asset to a net liability, depreciation of $34.5 million and machinery and equipment asset impairments of $8.6 million, partially offset by capital expenditures of $11.1 million and efforts to lower inventory levels (total inventory balances decreased $9.9 million).  See page 25 for further discussion on changes in assets and liabilities.

Depreciation, Amortization and Capital Expenditures.   Depreciation and amortization for Film Products was $32.4 million in 2009, $34.6 million in 2008 and $34.1 million in 2007.  The decrease in 2009 compared with 2008 is primarily due to the write-down of certain assets in prior years and lower than normal capital expenditures in recent years.  The increase in 2008 compared with 2007 is primarily due to capital expenditures in 2007 and 2008 and appreciation of the U.S. Dollar value of currencies for operations outside of the U.S.  We expect depreciation and amortization expense for Film Products will be approximately $36 million in 2010.

Capital expenditures increased to $11.5 million in 2009 compared with $11.1 million in 2008 and $15.3 million in 2007.  Capital expenditures in 2009 and 2008 primarily included the normal replacement of machinery and equipment.  Capital expenditures in 2010 are expected to increase to approximately $24 million as spending returns to more normalized levels.

Aluminum Extrusions (Continuing Operations)

Net Sales and Operating Profit.  See the executive summary beginning on page 18 for the discussion of net sales (sales less freight) and operating profit for the continuing operations of Aluminum Extrusions in 2009 compared with 2008.

Net sales from continuing operations in Aluminum Extrusions were $340.3 million in 2008, down 8.5% from $371.8 million in 2007.  Operating profit from ongoing U.S. operations decreased to $10.1 million in 2008, down 38.7% from $16.5 million in 2007.  Volume from continuing operations was 136.2 million pounds in 2008, down 12.6% from 155.8 million pounds in 2007.  The decrease in net sales was mainly due to lower volume.  Shipments declined in most markets.  Shipments in non-residential construction, which comprised 72% of total volume in 2008, declined by approximately 2.7% in 2008 compared with 2007.  Operating profit from ongoing U.S. operations declined in 2008 compared with 2007 mainly due to lower volume.

Identifiable Assets.  Identifiable assets in Aluminum Extrusions were $82.4 million at December 31, 2009, $112.3 million at December 31, 2008 and $115.2 million at December 31, 2007.  The decline of $29.9 million at the end of 2009 compared with 2008 is mainly due to the goodwill impairment charge of $30.6 million in 2009 and lower accounts receivable balances of $13.2 million, partially offset by higher property, plant and equipment balances from capital expenditures of $22.5 million, net of depreciation expense of $7.6 million.

Depreciation, Amortization and Capital Expenditures.  Depreciation and amortization for Aluminum Extrusions was $7.6 million in 2009, $8.0 million in 2008 and $8.5 million in 2007.  We expect depreciation and amortization expense for Aluminum Extrusions to be approximately $9.5 million in 2010.

Capital expenditures totaled $22.5 million in 2009, $9.7 million in 2008 and $4.4 million in 2007.  Capital expenditures of $19.0 million in 2009 and $5.7 million in 2008 reflect spending on the 18-month project to expand the capacity of our Carthage, Tennessee manufacturing facility.  The new capacity will be dedicated to serving customers in the nonresidential construction sector.  Capital expenditures are expected to be approximately $6.4 million in 2010.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk beginning on page 31 in Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index on page 41 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 41-42.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Tredegar to be included in our Proxy Statement under the headings "Election of Directors" and “Tredegar’s Board of Directors” is incorporated herein by reference.

The information concerning corporate governance to be included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and the Board Committees” and “Corporate Governance” is incorporated herein by reference.

The information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Requirements” is incorporated herein by reference.

Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title
Nancy M. Taylor	50	President and Chief Executive Officer
Duncan A. Crowdis	57	President, Aluminum Extrusions and Corporate Vice President
A. Brent King	41	Vice President, General Counsel and Corporate Secretary
Monica Moretti	40	President, Tredegar Film Products
Kevin A. O’Leary	51	Vice President, Chief Financial Officer and Treasurer
Larry J. Scott	59	Vice President, Audit

Nancy M. Taylor.  Ms. Taylor was elected President and Chief Executive Officer effective February 1, 2010.  Prior to February 1, 2010, Ms. Taylor was President of Tredegar Films Products and Executive Vice President.  She was elected Executive Vice President effective January 1, 2009.  She was elected President of Tredegar Film Products effective April 5, 2005.  She was elected Senior Vice President effective November 1, 2004.  Ms. Taylor served as Senior Vice President, Strategy and Special Projects from November 1, 2004 until April 5, 2005.  Ms. Taylor served as Managing Director, European Operations, of Tredegar Film Products from January 1, 2003 until November 1, 2004.  Ms. Taylor served as Vice President, Administration and Corporate Development from September 10, 2001 until February 12, 2003.  Ms. Taylor served as Secretary from February 24, 1994 until February 12, 2003.  She served as Vice President, Law, from November 18, 1998 until September 10, 2001, and served as General Counsel from May 22, 1997 until July 25, 2000.

Duncan A. Crowdis.  On January 6, 2009, Mr. Crowdis was appointed Vice President effective January 1, 2009.  Mr. Crowdis was elected President of Tredegar's Aluminum Extrusions subsidiaries on June 13, 2005, and continues to serve in such capacity.  Mr. Crowdis served as Plant Manager of Aluminum Extrusions from March, 2005 until June, 2005.  He previously served as Chief Process Officer of Aluminum Extrusions from December, 2002 until March, 2005.

A. Brent King.  Mr. King was elected Vice President, General Counsel and Corporate Secretary on October 20, 2008, the date that he joined Tredegar.  From October, 2005 until October, 2008, he served as General Counsel at Hilb Rogal & Hobbs.  Mr. King was Vice President and Assistant Secretary for Hilb Rogal & Hobbs from October, 2001 to October, 2008.  He served as Associate General Counsel for Hilb Rogal & Hobbs from October, 2001 to October, 2005.

Kevin A. O’Leary.  Mr. O’Leary was appointed Vice President, Chief Financial Officer and Treasurer effective December 11, 2009.  He was appointed Vice President, Finance, of Tredegar Film Products Corporation, effective January 1, 2009 until December 11, 2009 and served as Director, Finance, of Tredegar Film Products Corporation from October, 2008 until January, 2009.  Mr. O’Leary previously served as Vice President, Finance – Mergers and Acquisitions of the Avery Dennison Retail Information Services Group (“Avery Dennison RIS”), a division of Avery Dennison Corporation from March, 2007 through August, 2008.  He served as General Manager of the Printer Systems division of Avery Dennison RIS from February, 2006 through February, 2007 and as Director, Finance, of Avery Dennison RIS from August, 2004 through January, 2006.

Monica Moretti.  Ms. Moretti was elected President of Tredegar Film Products Corporation and its subsidiaries effective February 1, 2010.  She served as Vice President and General Manager, Consumer Care, of Tredegar Film Products Corporation from May, 2008 until January 31, 2010 and as General Manager, Hygienics, of Tredegar Film Products Corporation from March, 2008 until May, 2008.  Ms. Moretti served as Chief Marketing Officer and Vice President, Marketing and Technology, of H.B. Fuller Company from February, 2007 until March, 2008.  She served as Group Vice President, Marketing and Technology, of H.B. Fuller Company from December, 2005 until February, 2007 and as Global Business Unit Manager, Assembly, of H.B. Fuller Company from December, 2004 until December, 2005.

Larry J. Scott.  Mr. Scott was elected Vice President, Audit, on May 24, 2000.  Mr. Scott served as Director of Internal Audit from February 24, 1994 until May 24, 2000.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our chief executive officer, chief financial officer and principal accounting officer) and have posted the Code of Conduct on our web site.  We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer by posting this information on our web site.  Our Internet address is www.tredegar.com.  The information on or that can be accessed through our web site is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

Item 11.     EXECUTIVE COMPENSATION

The information to be included in the Proxy Statement under the headings “Compensation of Directors”, “Board Meetings of Non-Management Directors and Board Committees - Executive Compensation Committee Interlocks and Insider Participation”, “Compensation Discussion and Analysis”, “Executive Compensation Committee Report” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information to be included in the Proxy Statement under the heading "Stock Ownership" is incorporated herein by reference.  The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2009.

Column (a)	Column (b)	Column (c)	Column (d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column
Equity compensation plans approved by security holders	*914,100	$16.29	3,591,585
Equity compensation plans not approved by security holders	-	-	-
Total	914,100	$16.29	3,591,585
*  Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Tredegar’s Board of Directors” is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is incorporated herein by reference:

•	Information on accounting fees and services to be included in the Proxy Statement under the heading "Audit Fees;" and
•
Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services to be included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and Board Committees - Audit Committee Matters”.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of the report:

(1)	Financial statements:

Tredegar Corporation
Index to Financial Statements and Supplementary Data	Page

Report of Independent Registered Public Accounting Firm	41-42
Financial Statements:
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	43
Consolidated Balance Sheets as of December 31, 2009 and 2008	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	45
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	46
Notes to Financial Statements	47-76
Selected Quarterly Financial Data (Unaudited)	77

(2)	Financial statement schedules:

   None.

(3)	Exhibits:

See Exhibit Index on pages 84-85.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tredegar Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Richmond, Virginia
March 3, 2010

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2009	2008	2007
(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$648,613	$883,899	$922,583
Other income (expense), net	8,464	10,341	1,782
	657,077	894,240	924,365

Costs and expenses:
Cost of goods sold	516,933	739,721	761,509
Freight	16,085	20,782	19,808
Selling, general and administrative	60,481	58,699	68,501
Research and development	11,856	11,005	8,354
Amortization of intangibles	120	123	149
Interest expense	783	2,393	2,721
Asset impairments and costs associated
with exit and disposal activities	2,950	12,390	4,027
Goodwill impairment charge	30,559	-	-
Total	639,767	845,113	865,069
Income from continuing operations
before income taxes	17,310	49,127	59,296
Income taxes	18,663	19,486	24,366
Income (loss) from continuing operations	(1,353)	29,641	34,930
Income (loss) from discontinued operations	-	(705)	(19,681)
Net income (loss)	$(1,353)	$28,936	$15,249
Earnings (loss) per share:
Basic:
Continuing operations	$(.04)	$.87	$.91
Discontinued operations	-	(.02)	(.51)
Net income (loss)	$(.04)	$.85	$.40
Diluted:
Continuing operations	$(.04)	$.87	$.90
Discontinued operations	-	(.02)	(.51)
Net income (loss)	$(.04)	$.85	$.39

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2009	2008
(In Thousands, Except Share Data)

Assets
Current assets:
Cash and cash equivalents	$90,663	$ 45,975
Accounts and notes receivable, net of allowance for doubtful
accounts and sales returns of $5,299 in 2009 and $3,949 in 2008	74,014	91,400
Income taxes recoverable	4,016	12,549
Inventories	35,522	36,809
Deferred income taxes	5,750	7,654
Prepaid expenses and other	5,335	5,374
Total current assets	215,300	199,761
Property, plant and equipment, at cost:
Land and land improvements	6,496	7,068
Buildings	87,297	80,867
Machinery and equipment	580,493	552,557
Total property, plant and equipment	674,286	640,492
Less accumulated depreciation	443,410	403,622
Net property, plant and equipment	230,876	236,870
Other assets and deferred charges	45,561	38,926
Goodwill and other intangibles (other intangibles
of $252 in 2009 and $372 in 2008)	104,542	135,075
Total assets	$596,279	$ 610,632

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$53,770	$ 54,990
Accrued expenses	34,930	38,349
Current portion of long-term debt	451	529
Total current liabilities	89,151	93,868
Long-term debt	712	22,173
Deferred income taxes	59,052	45,152
Other noncurrent liabilities	18,292	29,023
Total liabilities	167,207	190,216
Commitments and contingencies (Notes 13 and 16)
Shareholders' equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 33,887,550 shares
in 2009 and 33,909,932 in 2008 (including restricted stock)	41,137	40,719
Common stock held in trust for savings restoration
plan (60,424 shares in 2009 and 59,798 in 2008)	(1,322)	(1,313)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	26,250	23,443
Gain (loss) on derivative financial instruments	758	(6,692)
Pension and other postretirement benefit adjustments	(60,028)	(64,788)
Retained earnings	422,277	429,047
Total shareholders' equity	429,072	420,416
Total liabilities and shareholders' equity	$596,279	$ 610,632

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

Years Ended December 31	2009	2008	2007
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(1,353)	$28,936	$15,249
Adjustments for noncash items:
Depreciation	39,877	43,068	45,892
Amortization of intangibles	120	123	149
Goodwill impairment charge	30,559	-	-
Deferred income taxes	6,771	22,183	(24,241)
Accrued pension and postretirement benefits	(2,654)	(4,426)	(1,735)
Gain on the write-up of an investment accounted for under
the fair value mehtod	(5,100)	(5,600)	-
Loss from write-down of investment	-	-	2,095
Gain on sale of assets	(3,462)	(3,083)	(2,699)
Loss on asset impairments and divestitures	1,005	10,136	32,287
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	18,449	(678)	15,786
Inventories	2,200	13,374	4,099
Income taxes recoverable	8,533	(12,092)	10,478
Prepaid expenses and other	1,209	(1,873)	764
Accounts payable and accrued expenses	7,023	(18,900)	(2,932)
Other, net	38	4,238	362
Net cash provided by operating activities	103,215	75,406	95,554
Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable
of $1,709 in 2009 and net of accounts payable of $1,709 in 2008)	(35,851)	(19,235)	(20,643)
Investment in a drug delivery company ($1,000 in 2008 and $6,500 in
2007), real estate in 2008 and 2007 and Harbinger ($10,000 in 2007)	-	(5,391)	(23,513)
Proceeds from the sale of the aluminum extrusions business in Canada
(net of cash included in sale and transaction costs)	-	23,407	-
Proceeds from the sale of assets and property disposals &
reimbursements from customers for purchases of equipment in 2007	4,146	4,691	7,871
Net cash provided by (used in) investing activities	(31,705)	3,472	(36,285)
Cash flows from financing activities:
Dividends paid	(5,426)	(5,447)	(6,126)
Debt principal payments	(21,539)	(84,489)	(39,964)
Borrowings	-	25,000	59,500
Repurchases of Tredegar common stock (including settlement of $3,368
in 2008 and net of settlement payable of $3,368 in 2007)	(1,523)	(19,792)	(73,959)
Proceeds from exercise of stock options	244	4,069	6,471
Net cash used in financing activities	(28,244)	(80,659)	(54,078)
Effect of exchange rate changes on cash	1,422	(461)	2,128
Increase (decrease) in cash and cash equivalents	44,688	(2,242)	7,319
Cash and cash equivalents at beginning of period	45,975	48,217	40,898
Cash and cash equivalents at end of period	$90,663	$45,975	$48,217

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$786	$2,465	$2,712
Income tax payments (refunds), net	3,019	8,794	16,989

See accompanying notes to financial statements.

 CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY

 Tredegar Corporation and Subsidiaries

					Accumulation Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders' Equity
	Shares	Amount
(In Thousands, Except Share and Per-Share Data)
Balance December 31, 2006	39,286,079	$120,508	$396,413	$(1,291)	$21,522	$654	$(21,211)	$516,595
Comprehensive income (loss):
Net income	-	-	15,249	-	-	-	-	15,249
Other comprehensive income (loss):
Foreign currency translation adjustment
(net of tax of $10,428)	-	-	-	-	19,088	-	-	19,088
Derivative financial instruments
adjustment (net of tax of $1,166)	-	-	-	-	-	(1,858)	-	(1,858)
Net gains or losses and prior service
costs (net of tax of $10,209)	-	-	-	-	-	-	16,218	16,218
Amortization of prior service costs and
net gains or losses (net of tax of $702)	-	-	-	-	-	-	1,226	1,226
Comprehensive income								49,923
Cash dividends declared ($.16 per share)	-	-	(6,126)	-	-	-	-	(6,126)
Stock-based compensation expense	(10,000)	1,654	-	-	-	-	-	1,654
Issued upon exercise of stock options (including
related income tax benefits of $491) & other	322,871	6,609	-	-	-	-	-	6,609
Repurchases of Tredegar common stock	(4,833,500)	(77,327)	-	-	-	-	-	(77,327)
Tredegar common stock purchased by trust
for savings restoration plan	-	-	12	(12)	-	-	-	-
Balance December 31, 2007	34,765,450	51,444	405,548	(1,303)	40,610	(1,204)	(3,767)	491,328
Comprehensive income (loss):
Net income	-	-	28,936	-	-	-	-	28,936
Other comprehensive income (loss):
Foreign currency translation adjustment
(net of tax of $1,607)	-	-	-	-	(2,875)	-	-	(2,875)
Reclassification of foreign currency translation
gain realized on the sale of the aluminum
extrusions business in Canada (net of tax
of $7,696)	-	-	-	-	(14,292)	-	-	(14,292)
Derivative financial instruments
adjustment (net of tax of $3,325)	-	-	-	-	-	(5,488)	-	(5,488)
Net gains or losses and prior service
costs (net of tax of $39,678)	-	-	-	-	-	-	(66,292)	(66,292)
Amortization of prior service costs and
net gains or losses (net of tax of $228)	-	-	-	-	-	-	400	400
Reclassification of net actuarial losses
and prior service costs realized on
the sale of the aluminum extrusions
business in Canada (net of tax of $1,799)	-	-	-	-	-	-	4,871	4,871
Comprehensive loss								(54,740)
Cash dividends declared ($.16 per share)	-	-	(5,447)	-	-	-	-	(5,447)
Stock-based compensation expense	(6,000)	1,379	-	-	-	-	-	1,379
Issued upon exercise of stock options (including
related income tax benefits of $76) & other	254,582	4,320	-	-	-	-	-	4,320
Repurchases of Tredegar common stock	(1,104,100)	(16,424)	-	-	-	-	-	(16,424)
Tredegar common stock purchased by trust
for savings restoration plan	-	-	10	(10)	-	-	-	-
Balance December 31, 2008	33,909,932	40,719	429,047	(1,313)	23,443	(6,692)	(64,788)	420,416
Comprehensive income (loss):
Net loss	-	-	(1,353)	-	-	-	-	(1,353)
Other comprehensive income (loss):
Foreign currency translation adjustment
(net of tax of $1,563)	-	-	-	-	2,807	-	-	2,807
Derivative financial instruments
adjustment (net of tax of $4,538)	-	-	-	-	-	7,450	-	7,450
Net gains or losses and prior service
costs (net of tax of $2,310)	-	-	-	-	-	-	4,061	4,061
Amortization of prior service costs and
net gains or losses (net of tax of $398)	-	-	-	-	-	-	699	699
Comprehensive income								13,664
Cash dividends declared ($.16 per share)	-	-	(5,426)	-	-	-	-	(5,426)
Stock-based compensation expense	9,387	2,538	-	-	-	-	-	2,538
Issued upon exercise of stock options (including
related income tax benefits of $64) & other	73,728	(597)	-	-	-	-	-	(597)
Repurchases of Tredegar common stock	(105,497)	(1,523)	-	-	-	-	-	(1,523)
Tredegar common stock purchased by trust
for savings restoration plan	-	-	9	(9)	-	-	-	-
Balance December 31, 2009	33,887,550	$41,137	$422,277	$(1,322)	$26,250	$758	$(60,028)	$429,072

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

Foreign Currency Translation.  The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations.  Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity.  We have no subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency.

Transaction and remeasurement gains or losses included in income were not material in 2009, 2008 and 2007. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our locations outside the U.S, that result from translation into U.S. Dollars.

Cash and Cash Equivalents.  Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less.  At December 31, 2009 and 2008, Tredegar had cash and cash equivalents of $90.7 million and $46.0 million, respectively, including funds held in locations outside the U.S. of $34.2 million and $37.3 million, respectively.

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

                Capital expenditures for property, plant and equipment include capitalized interest of $116,000 in 2009, $228,000 in 2008 and $577,000 in 2007.

Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 15 to 25 years for buildings and land improvements and 2 to 15 years for machinery and equipment.  The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.

Investments in Private Entities with Less Than or Equal to 50% Voting Ownership Interest.  We account for our investments in private entities where our voting ownership is less than or equal to 50% based on the facts and circumstances surrounding the investment.  We are required to account for investments under the consolidation method in situations where we are the primary beneficiary of a variable interest entity.  The primary beneficiary is the party in a variable interest entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  If we are not deemed the primary beneficiary in an investment in a private entity then we select either: (i) the fair value method or (ii) either the (a) the cost method if we do not have significant influence over operating and financial policies of the company or (b) the equity method if we do have significant influence.

U.S. generally accepted accounting principles requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

Goodwill and Other Intangibles.  The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill.  We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year).  Our reporting units include Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).  We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples.  Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with the first quarter of 2008), the resulting first quarter operating loss, possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed in the first quarter of 2009.  Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions.  This was the entire amount of goodwill associated with the Aluminum Extrusions reporting unit and an anomalous write-off under U.S. generally accepted accounting principles since the decline in the estimated fair value below the carrying value of the operating net assets of Aluminum Extrusions was far less than $30.6 million.  The goodwill of Film Products was tested for impairment at the annual testing date, with the estimated fair value of Film Products exceeding the carrying value of its net assets by a wide margin.

The components of goodwill and other intangibles at December 31, 2009 and 2008, and related amortization periods for continuing operations are as follows:

(In Thousands)	2009	2008	Amortization Periods
Carrying value of goodwill:
Film Products	$104,290	$ 104,144	Not amortized
Aluminum Extrusions	-	30,559	Not amortized
Total carrying value of goodwill	104,290	134,703
Carrying value of other intangibles:
Film Products (cost basis of $1,172 in 2009 and 2008)	252	372	Not more than 17 yrs.
Total carrying value of goodwill and other intangibles	$104,542	$ 135,075

A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2009 is as follows:

(In Thousands)	2009	2008	2007
Goodwill and other intangibles:
Net carrying value, beginning of year	$135,075	$135,907	$132,237
Amortization	(120)	(123)	(149)
Goodwill impairment charge	(30,559)	-	-
Increase (decrease) due to foreign currency translation
and other	146	(709)	3,819
Total carrying value of goodwill and other intangibles	$104,542	$135,075	$135,907

Excluded from the table above is goodwill for the Aluminum Extrusions reporting unit of $6.5 million which was allocated to discontinued aluminum extrusions operations in Canada.  This goodwill was allocated using the estimated fair value of the aluminum extrusions business in Canada (the after-tax cash flow expected from disposal of approximately $30.0 million when it was classified as held for sale at the end of December 2007), and the estimated fair value of the aluminum extrusions business in the U.S. retained.  The fair value of the aluminum extrusions business in the U.S. was estimated at approximately $145.0 million using comparable enterprise value-to-EBITDA multiples as of December 31, 2007.  See Note 17 for more information on discontinued operations.

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

Pension Costs and Postretirement Benefit Costs Other than Pensions.  Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to Tredegar.  Liabilities and expenses for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce, and we recognize the funded status of our pension and other postretirement plans in the accompanying consolidated balance sheets.  Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974 and to fund postretirement benefits other than pensions when claims are incurred.

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

Income Taxes.  Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 14).  We accrue U.S. federal income taxes on unremitted earnings of our foreign subsidiaries.  The benefit of uncertain tax position is included in the accompanying financial statements when we determine that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated.  This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.

Earnings Per Share.  Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.   Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2009	2008	2007
Weighted average shares outstanding used
to compute basic earnings per share	33,861,171	33,976,833	38,532,036
Incremental shares attributable to stock
options and restricted stock	-	216,887	156,467
Shares used to compute diluted
earnings per share	33,861,171	34,193,720	38,688,503

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period.  During 2009, 2008 and 2007, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock was 545,450, 507,982 and 184,960, respectively.

Stock-Based Employee Compensation Plans.  Compensation expense is recorded on all share-based awards based upon its calculated fair value.  The fair value of stock option awards was estimated as of the grant date using the Black-Scholes options-pricing model.  The assumptions used in this model for valuing Tredegar stock options granted in 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Dividend yield	0.9%	1.0%	1.1%
Weighted average volatility percentage	39.9%	39.0%	33.1%
Weighted average risk-free interest rate	2.1%	3.0%	3.3%
Holding period (years):
Officers	6.0	6.0	n/a
Management	5.0	5.0	5.0
Weighted average excercise price at date
of grant (also weighted average market
price at date of grant):
Officers	$18.12	$15.64	n/a
Management	17.81	15.81	$14.40

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

Tredegar stock options granted during 2009, 2008 and 2007, and related estimated fair value at the date of grant, are as follows:

	2009	2008	2007
Stock options granted (number of shares):
Officers	99,600	220,000	n/a
Management	183,800	181,000	4,000
Total	283,400	401,000	4,000
Estimated weighted average fair value of
options per share at date of grant:
Officers	$7.53	$6.01	n/a
Management	6.93	5.48	$4.91
Total estimated fair value of stock options granted (in thousands)	$2,023	$2,314	$20

Additional disclosure of Tredegar stock options is included in Note 10.

Financial Instruments.  We use derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of ongoing business operations.  Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value.  A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income.  Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction.  Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged.  Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.  The amount of gains and losses recognized for hedge ineffectiveness was immaterial in 2009, 2008 and 2007.

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

As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.  Additional disclosure of our utilization of derivative hedging instruments is included in Note 6.

Comprehensive Income or Loss.  Comprehensive income or loss, which is included in the consolidated statement of shareholders’ equity, is defined as net income or loss and other comprehensive income or loss.  Other comprehensive income or loss includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, prior service cost and net gains or losses from pension and other postretirement benefit plans arising during the period and amortization of these prior service cost and net gains or losses and minimum pension liability adjustments, all recorded net of deferred income taxes directly in shareholders’ equity.

Recently Issued Accounting Standards.  The Financial Accounting Standards Board (FASB) issued guidance in June 2009 that clarifies the information that an entity must provide in its financial statements surrounding a transfer of financial assets and the effect of the transfer on its financial position, financial performance, and cash flows. These new accounting rules are effective as of the beginning of the annual period beginning after November 15, 2009. We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB also provided guidance in June 2009 that clarifies and improves financial reporting by entities involved with variable interest entities. The revised statement amends previous guidance to require an enterprise to perform a qualitative analysis to determine whether it has a controlling financial interest in a variable interest entity, to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  This new accounting standard is effective for annual periods beginning after November 15, 2009. We do not expect this updated standard to impact our financial statements and disclosures.

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

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year.  We do not anticipate that the adoption of this statement will materially expand our consolidated financial statement footnote disclosures.

2              INVESTMENTS

During the third quarter of 2007, we invested $6.5 million in a privately held drug delivery company.  In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee.  The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%.  The investment is accounted for under the fair value method.  We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests.  In 2008, there was a write-up of $5.6 million ($3.6 million after taxes) based on the valuation of our ownership interest implied from a new round of equity financing completed for the investee in the fourth quarter of 2008.  We recognized an additional unrealized gain of $5.1 million ($3.2 million after taxes) in the fourth quarter of 2009 for the estimated appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license.  Both of these unrealized gains are included in “Other income

(expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 3.

At December 31, 2009 and 2008, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $18.2 million and $13.1 million, respectively.  On the date of our most recent investment (December 15, 2008), we believe that the amount we would be paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors.  Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest.  In addition, the drug delivery company currently has no product sales.  Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.  As a result, any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones.  If the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus our most recent valuation, or a new round of financing or other significant financial transaction indicates a lower value, then our estimate of the fair value of our ownership interest in the company is likely to decline.  Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting.  On December 31, 2008, the privately held drug delivery company was converted from a limited liability company taxed as a pass-through entity (partnership) to a corporation.  Substantially all shareholder rights from the limited liability company carried over in the conversion. Our allocation of losses for tax purposes as a pass-through entity in 2008 was approximately $4.8 million (there was no allocation of income or loss to us in 2007).

The condensed balance sheets for the drug delivery company at December 31, 2009 and 2008 and related condensed statements of income for the years ended December 31, 2009 and 2008 and four months ended December 31, 2007, that were reported to us by the investee, are provided below:

(In Thousands)	12/31/09	12/31/08		12/31/09	12/31/08

Assets			Liabilities & Equity
			Convertible promissory notes - current	$-	$5,000
			Current portion of deferred revenues	18,360	-
			Other current liabilities	1,029	1,956
Cash & cash equivalents	$22,835	$5,493	Non-current liabilities	5,440	825
Other current assets	2,526	177	Equity:
Other tangible assets	1,046	1,163	Redeemable preferred stock	18,044	12,068
Identifiable intangibles assets	1,743	1,602	Other	(14,723)	(11,414)
Total assets	$28,150	$8,435	Total liabilities & equity	$28,150	$8,435

	2009	2008	2007

Revenues & Expenses
Revenues	$2,062	$-	$-
Costs & expenses	6,732	7,321	2,379
Income tax benefit	2,309	-	-
Net loss	$(2,361)	$(7,321)	$(2,379)

On April 2, 2007, we invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a fund that seeks to achieve superior absolute returns by participating primarily in medium to long-term investments involving distressed/high yield debt securities, special situation equities and private loans and notes. The fund is a highly speculative investment subject to limitations on withdrawal.  There is no secondary market for interests in the fund.  Our investment in Harbinger, which represents less than 2% of Harbinger’s total partnership capital, is accounted for under the cost method.  At December 31, 2009 and 2008, Harbinger reported our capital account value at $14.5 million and $10.1 million, respectively.  The December 31, 2009 and 2008 carrying value in our balance sheet was equal to our cost basis of $10.0 million (included in “Other assets and deferred charges”).

During 2008 and 2007, we invested approximately $4.3 million and $6.2 million, respectively, in real estate.  At December 31, 2009 and 2008, the carrying value in our balance sheet of investments in this real estate (included in “Other assets and deferred charges”) equaled the amount invested.

In August of 2004, we invested $5.0 million in Novalux, Inc., a developer of laser technology for potential use in a variety of applications.  We made additional investments in Novalux based on its prospects at the time of $1.1 million in October 2005, $400,000 in May 2006, $142,000 in September 2006, $458,000 in July 2007 and $404,000 in November 2007.  We wrote down our investment in Novalux and recognized losses of $2.1 million in September 2007 based on anticipated delays in bringing the company’s technology to market and liquidity issues.  Novalux assets were sold in January 2008 in exchange for certain unrestricted and restricted common shares of a public company in Australia.  We do not expect to receive any significant value from our remaining interest in the Australian company, and no carrying value remains in our balance sheet for this investment.

3           BUSINESS SEGMENTS

Information by business segment and geographic area for the last three years is provided below.  There are no accounting transactions between segments and no allocations to segments.  Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.  Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $253.5 million in 2009, $282.7 million in 2008 and $258.6 million in 2007.  These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In Thousands)	2009	2008	2007
Film Products	$455,007	$522,839	$530,972
Aluminum Extrusions	177,521	340,278	371,803
Total net sales	632,528	863,117	902,775
Add back freight	16,085	20,782	19,808
Sales as shown in consolidated
statements of income	$648,613	$883,899	$922,583

Operating Profit
(In Thousands)	2009	2008	2007
Film Products:
Ongoing operations	$64,379	$53,914	$59,423
Plant shutdowns, asset impairments,
restructurings and other (a)	(1,846)	(11,297)	(649)
Aluminum Extrusions:
Ongoing operations	(6,494)	10,132	16,516
Plant shutdowns, asset impairments,
restructurings and other (a)	(639)	(687)	(634)
Goodwill impairment charge (a)	(30,559)	-	-
AFBS (formerly Therics):
Gain on sale of investments in Theken
Spine and Therics, LLC	1,968	1,499	-
Restructurings (a)	-	-	(2,786)
Total	26,809	53,561	71,870
Interest income	806	1,006	1,212
Interest expense	783	2,393	2,721
Gain on sale of corporate assets (a)	404	1,001	2,699
Gain from write-up of an investment
accounted for under the fair value method (a)	5,100	5,600	-
Loss from write-down of an investment (a)	-	-	2,095
Stock option-based compensation expense	1,692	782	978
Corporate expenses, net (a)	13,334	8,866	10,691
Income from continuing operations
before income taxes	17,310	49,127	59,296
Income taxes (a)	18,663	19,486	24,366
Income (loss) from continuing operations	(1,353)	29,641	34,930
Income (loss) from discontinued operations (a)	-	(705)	(19,681)
Net income (loss)	$(1,353)	$28,936	$15,249

(a)
 See Notes 2 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains from sale of assets, investment write-downs or write-ups and other items, and Note 17 for more information on discontinued operations.

(b)
 We recognize in the balance sheets the funded status of each of our defined benefit pension and other postretirement plans. The funded status of our defined benefit pension plan was a net liability of $6.0 million and $17.1 million in "Other noncurrent liabilities" as of December 31, 2009 and 2008 compared with an asset of $86.3 million in "Other assets and deferred charges" (of which $42.9 million was reported in Film Products) and a liability of $2.3 million in "Other noncurrent liabilities" as December 31, 2007.  See Note 11 for more information on our pension and other postretirement plans.

(c)
 The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $16.1 million in 2009, $20.8 million in 2008 and $19.8 million in 2007.

(d)
 Information on exports and foreign operations are provided on the next page.  Cash and cash equivalents includes funds held in locations outside the U.S. of $34.2 million, $37.3 million and $24.6 million at December 31, 2009, 2008, and 2007, respectively. Export sales relate almost entirely to Film Products.  Operations outside the U.S. in The Netherlands, Hungary, China, Italy and Brazil also relate to Film Products.  Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe.  Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

Identifiable Assets
(In Thousands)	2009	2008	2007
Film Products (b)	$371,639	$399,895	$488,035
Aluminum Extrusions	82,429	112,259	115,223
AFBS (formerly Therics)	1,147	1,629	2,866
Subtotal	455,215	513,783	606,124
General corporate (b)	50,401	50,874	74,927
Cash and cash equivalents (d)	90,663	45,975	48,217
Continuing operations	596,279	610,632	729,268
Discontinued aluminum extrusions
business in Canada (a)	-	-	55,210
Total	$596,279	$610,632	$784,478

Depreciation and Amortization				Capital Expenditures
(In Thousands)	2009	2008	2007	2009	2008	2007
Film Products	$32,360	$34,588	$34,092	$11,487	$11,135	$15,304
Aluminum Extrusions	7,566	8,018	8,472	22,530	9,692	4,391
AFBS (formerly Therics)	-	-	-	-	-	-
Subtotal	39,926	42,606	42,564	34,017	20,827	19,695
General corporate	71	70	91	125	78	6
Continuing operations	39,997	42,676	42,655	34,142	20,905	19,701
Discontinued aluminum extrusions
business in Canada (a)	-	515	3,386	-	39	942
Total	$39,997	$43,191	$46,041	$34,142	$20,944	$20,643

Net Sales by Geographic Area (d)
(In Thousands)	2009	2008	2007
United States	$363,570	$531,235	$577,824
Exports from the United States to:
Canada	39,300	46,790	46,243
Latin America	2,238	1,614	1,188
Europe	7,261	12,532	9,856
Asia	43,948	26,156	31,432
Operations outside the United States:
The Netherlands	88,563	109,392	104,379
Hungary	20,300	34,889	35,286
China	36,438	62,957	57,252
Italy	10,497	11,057	13,359
Brazil	20,413	26,495	25,956
Total (c)	$632,528	$863,117	$902,775

Identifiable Assets				Property, Plant & Equipment, Net by Geographic Area (d)
by Geographic Area (d)
(In Thousands)	2009	2008	2007	2009	2008	2007
United States (b)	$326,120	$373,073	$429,376	$152,189	$150,354	$163,130
Operations outside the United States:
The Netherlands	56,761	61,204	73,658	40,832	44,559	52,383
Hungary	12,265	15,195	20,178	7,978	7,731	10,952
China	34,176	40,092	49,696	23,605	27,809	33,192
Italy	15,492	15,187	17,378	2,546	2,792	3,580
Brazil	10,401	9,032	15,838	3,212	3,088	5,055
General corporate (b)	50,401	50,874	74,927	514	537	791
Cash and cash equivalents (d)	90,663	45,975	48,217	n/a	n/a	n/a
Continuing operations	596,279	610,632	729,268	230,876	236,870	269,083
Discontinued aluminum extrusions
business in Canada (a)	-	-	55,210	-	-	11,001
Total	$596,279	$610,632	$784,478	$230,876	$236,870	$280,084

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

4              ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

(In Thousands)	2009	2008
Trade, less allowance for doubtful
accounts and sales returns of $5,299
in 2009 and $3,949 in 2008	$69,789	$ 87,551
Other	4,225	3,849
Total	$74,014	$ 91,400

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the last three years in the period ended December 31, 2009 is as follows:

(In Thousands)	2009	2008	2007
Balance, beginning of year	$3,949	$5,198	$7,388
Charges to expense	4,034	2,527	3,001
Recoveries	(1,522)	(1,494)	(1,442)
Write-offs	(1,411)	(2,171)	(3,780)
Foreign exchange and other	249	(111)	31
Balance, end of year	$5,299	$3,949	$5,198

5              INVENTORIES

Inventories consist of the following:

(In Thousands)	2009	2008
Finished goods	$6,080	$7,470
Work-in-process	2,740	2,210
Raw materials	12,249	14,264
Stores, supplies and other	14,453	12,865
Total	$35,522	$36,809

Inventories stated on the LIFO basis amounted to $13.4 million at December 31, 2009 and $15.4 million at December 31, 2008, which are below replacement costs by approximately $21.5 million at December 31, 2009 and $17.2 million at December 31, 2008.  During 2009 and 2008, inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $1.1 million in 2009 in Film Products and $3.6 million in 2008 ($2.0 million in Film Products and $1.6 million in Aluminum Extrusions).

6             FINANCIAL INSTRUMENTS

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments.  The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.9 million (7.8 million pounds of aluminum) at December 31, 2009 and $28.1 million (23.8 million pounds of aluminum) at December 31, 2008.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments

Asset derivatives:
Aluminum futures contracts (before	Prepaid expenses
margin deposits)	and other	$1,184	Accrued expenses	$-

Liability derivatives:
Aluminum futures contracts (before	Prepaid expenses
margin deposits)	and other	$-	Accrued expenses	$11,042

Derivatives Not Designated as Hedging Instruments

Asset derivatives:
Aluminum futures contracts (before	Prepaid expenses
margin deposits)	and other	$614	Accrued expenses	$973

Liability derivatives:
Aluminum futures contracts (before	Prepaid expenses
margin deposits)	and other	$614	Accrued expenses	$973

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

Our aluminum futures brokers contractually require assets to be posted as collateral for unrealized losses in excess of a contractually defined credit limit.  Due to significant reductions in aluminum prices on the London Metal Exchange (“LME”) in the second half of 2008 (see chart on page 32), we were required to post margin deposits of $4.0 million at December 31, 2008 on LME futures losses (no deposits required at December 31, 2009).  These amounts are recorded as an offset to the fair value of unrealized aluminum futures contract losses included in “Accrued expenses” in the consolidated balance sheets.

Losses associated with the aluminum extrusions business of $952,000 ($592,000 after tax) were recognized in 2009 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments.  Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 3.  Timing differences prior to 2009 were not significant.

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility.  We have used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations.  The notional amount of this foreign currency forward was $1.6 million and $4.2 million at December 31, 2009 and 2008, respectively.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$35	Prepaid expenses and other	$56

Derivatives Not Designated as Hedging Instruments
Liability derivatives:
Foreign currency forward contracts	Accrued expenses	$41	Accrued expenses	$-

               We receive Euro-based royalty payments relating to our operations in Europe.  From time to time we use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates.  There were no outstanding notional amounts on these collars at December 31, 2009 and 2008 as there were no derivatives outstanding at December 31, 2009 and 2008 related to the hedging of royalty payments with currency options.

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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2009 and 2008 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges

	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Year Ended December 31,	2009	2008	2009	2008
Amount of pre-tax gain (loss) recognized in
other comprehensive income	$1,762	$(9,771)	$(336)	$56
Location of gain (loss) reclassified from			Selling,
accumulated other comprehensive income	Cost of	Cost of	general and	Not
into net income (effective portion)	sales	sales	admin. exp.	Applicable

Amount of pre-tax gain (loss) reclassified
from accumulated other comprehensive
income to net income (effective portion)	$(10,248)	$(760)	$(315)	$-

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2009 and 2008.  For the year ended December 31, 2009, we realized $41,000 in unrealized net losses (none in 2008) from hedges that had been discontinued.  As of December 31, 2009, we expect $736,000 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months.

7              ACCRUED EXPENSES

Accrued expenses consist of the following:

(In Thousands)	2009	2008
Incentive compensation	$6,528	$1,849
Vacation	5,665	5,922
Payrolls, related taxes and medical and
other benefits	5,332	4,476
Plant shutdowns and divestitures	3,981	4,922
Workers' compensation and disabilities	2,360	2,986
Futures contracts, net of cash deposits	255	7,085
Other	10,809	11,109
Total	$34,930	$38,349

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2009 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total
Balance at December 31, 2006	$436	$-	$-	$4,622	$5,058
2007:
Charges	592	594	-	2,841	4,027
Cash spent	(665)	-	-	(1,625)	(2,290)
Charged against assets	-	(594)	-	-	(594)
Balance at December 31, 2007	363	-	-	5,838	6,201
2008:
Charges	2,662	6,994	1,649	-	11,305
Cash spent	(2,594)	-	-	(1,347)	(3,941)
Charged against assets	-	(6,994)	(1,649)	-	(8,643)
Balance at December 31, 2008	431	-	-	4,491	4,922
2009:
Charges	2,094	1,005	-	-	3,099
Cash spent	(1,702)	-	-	(1,333)	(3,035)
Charged against assets	-	(1,005)	-	-	(1,005)
Balance at December 31, 2009	$823	$-	$-	$3,158	$3,981
(a) Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.
(b) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

See Note 15 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

8           DEBT AND CREDIT AGREEMENTS

On December 15, 2005, we refinanced our debt with a new $300 million, five-year unsecured revolving credit agreement (the “Credit Agreement”).  At January 1, 2009, the date our maximum leverage covenant dropped from 3.0x adjusted EBITDA to 2.75x adjusted EBITDA, available credit under the Credit Agreement was approximately $222 million.

Total debt due and outstanding at December 31, 2009 is summarized below:

Debt Due and Outstanding at December 31, 2009
(In Thousands)

Year	Credit		Total Debt
Due	Agreement	Other	Due
2010	$-	$476	$476
2011	-	265	265
2012	-	148	148
2013	-	274	274
2014	-	-	-
Total	$-	$1,163	$1,163

The credit spread over LIBOR and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Credit Agreement (Basis Points)
	Credit Spread
	Over LIBOR
Indebtedness-to-	(No amounts
Adjusted EBITDA	Outstanding	Commitment
Ratio	at 12/31/09)	Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <= 1.75x	87.5	17.5
<= 1x	75	15

At December 31, 2009, the interest cost on debt was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100,000 plus, beginning October 1, 2005, 50% of net income ($141.6 million as of December 31, 2009);
•	Minimum shareholders’ equity (minimum of $349.9 million compared with $490.1 million of shareholders’ equity as defined in the Credit Agreement as of December 31, 2009);
•	Maximum indebtedness-to-adjusted EBITDA through December 31, 2009 of 2.75x (2.5x on a pro forma basis for acquisitions); and
•	Minimum adjusted EBIT-to-interest expense of 2.5x.

We believe we were in compliance with all of our debt covenants as of December 31, 2009.  Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders.  Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

In the past we have used interest rate swaps with large major financial institutions to manage interest rate exposure, but there have been no interest rate swaps outstanding since 2003.

9             SHAREHOLDER RIGHTS AGREEMENT

Pursuant to an Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar and National City Bank, N.A., as Rights Agent (essentially renewing and extending our Rights Agreement, dated as of June 30, 1999), one right is attendant to each share of our common stock (“Right”).  All Rights outstanding under the previous Rights Plan remain outstanding under the Amended and Restated Rights Agreement.

Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the “Preferred Stock”), at an exercise price of $150 (the “Purchase Price”).  The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 10% or more of the outstanding shares of our common stock (thereby becoming an “Acquiring Person”) or announces a tender offer that would result in ownership by a person or group of 10% or more of our common stock.  Any action by a person or group whose beneficial ownership was reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on March 20, 1997, cannot cause such person or group to become an Acquiring Person and thereby cause the Rights to become exercisable.

Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock (or in certain circumstances, cash, property or other securities of Tredegar or a potential acquirer) having a value equal to twice the amount of the Purchase Price.

The Rights are now scheduled to expire on June 30, 2019.

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

A summary of our stock options outstanding at December 31, 2009, 2008 and 2007, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options		Range		Wgted. Ave.
Outstanding at 12/31/06	1,247,173	$13.95	to	$29.94	$18.16
Granted	4,000	14.40	to	14.40	14.40
Forfeited and Expired	(184,065)	13.95	to	29.94	20.68
Exercised	(364,125)	13.95	to	22.72	18.58
Outstanding at 12/31/07	702,983	13.95	to	29.94	17.25
Granted	401,000	14.06	to	19.25	15.72
Forfeited and Expired	(161,515)	13.95	to	29.94	20.07
Exercised	(248,118)	13.95	to	18.90	16.66
Outstanding at 12/31/08	694,350	13.95	to	19.52	15.92
Granted	283,400	14.72	to	18.12	17.92
Forfeited and Expired	(171,875)	13.95	to	19.52	17.59
Exercised	(9,700)	13.95	to	15.11	14.37
Outstanding at 12/31/09	796,175	$13.95	to	$19.52	$16.29

The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at December 31, 2009:

				Options Outstanding at December 31, 2009			Options Exercisable at December 31, 2009
				Weighted Average
Range of Exercise Prices			Shares	Remaining Contract- ual Life (Years)	Exercise Price	Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
$13.95	to	$17.88	535,275	4.9	$15.39	$247	195,775	$14.97	$173
17.89	to	19.52	260,900	6.1	18.14	-	4,000	19.52	-
Total			796,175	5.3	$16.29	$247	199,775	$15.06	$173

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satis- faction of Certain Performance Criteria
	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)
Outstanding at 12/31/06	69,500	$13.97	$971	-	$-	$-
Granted	-	-	-	233,375	20.80	4,854
Vested	(6,000)	13.95	(84)	-	-	-
Forfeited	(4,000)	13.95	(56)	(56,500)	23.00	(1,300)
Outstanding at 12/31/07	59,500	13.97	831	176,875	20.09	3,554
Granted	12,690	16.01	203	146,600	15.80	2,316
Vested	(8,190)	17.08	(140)	-	-	-
Forfeited	(10,500)	14.06	(148)	(115,694)	20.40	(2,360)
Outstanding at 12/31/08	53,500	13.94	746	207,781	16.89	3,510
Granted	50,637	17.52	887	76,175	17.93	1,366
Vested	(58,387)	14.10	(823)	(66,731)	20.02	(1,336)
Forfeited	-	-	-	(145,050)	15.63	(2,267)
Outstanding at 12/31/09	45,750	$17.70	$810	72,175	$17.64	$1,273

The total intrinsic value of stock options exercised was $14,000 in 2009, $653,000 in 2008 and $1.5 million in 2007.  The grant-date fair value of stock option-based awards vested was $1.8 million in 2008 (none in 2009 and 2007).  As of December 31, 2009, there was unrecognized compensation cost of $1.3 million related to stock option-based awards and $460,000 related to non-vested restricted stock and other stock-based awards.  This cost is expected to be recognized over the remaining weighted average period of 0.7 years for stock option-based awards and 1.2 years for non-vested restricted stock and other stock-based awards.  Compensation costs for non-vested restricted stock is subject to accelerated vesting based on meeting certain financial targets.

Stock options exercisable totaled 199,775 shares at December 31, 2009 and 321,350 shares at December 31, 2008.  Stock options available for grant totaled 3,591,585 shares at December 31, 2009, 1,009,210 shares at December 31, 2008 and 1,412,232 shares at December 31, 2007.

11           RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

We have noncontributory defined benefit (pension) plans covering most employees.  The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount.

On October 26, 2006, we announced changes to our U.S. defined benefit (pension) and savings plans covering salaried and certain other employees.  In 2007, the changes to the pension plan reduced our service cost, interest cost and amortization of prior service cost components of pension expense by approximately $600,000, $600,000 and $1.5 million, respectively, and the savings plan changes (see Note 12) increased charges for company matching contributions by approximately $700,000.

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

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In Thousands, Except Percentages)	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used
to determine benefit obligations:
Discount rate	5.70%	6.50%	6.25%	5.75%	6.50%	6.25%
Rate of compensation increases	n/a	n/a	4.00%	4.00%	4.00%	4.00%
Weighted-average assumptions used
to determine net periodic benefit
cost:
Discount rate	6.50%	6.25%	5.75%	6.50%	6.25%	5.75%
Rate of compensation increases	n/a	n/a	4.00%	4.00%	4.00%	4.00%
Expected long-term return on
plan assets, during the year	8.25%	8.50%	8.50%	n/a	n/a	n/a
Rate of increase in per-capita cost
of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit
income (cost):
Service cost	$(3,077)	$(3,447)	$(4,232)	$(70)	$(71)	$(106)
Interest cost	(13,287)	(12,909)	(11,447)	(495)	(484)	(503)
Expected return on plan assets	20,680	21,965	20,372	-	-	-
Amortization of prior service
costs and gains or losses	(1,224)	(675)	(1,819)	127	47	-
Net periodic benefit income (cost)	$3,092	$4,934	$2,874	$(438)	$(508)	$(609)

The following tables reconcile the changes in benefit obligations and plan assets in 2009 and 2008, and reconcile the funded status to prepaid or accrued cost at December 31, 2009 and 2008:

	Pension Benefits		Other Post- Retirement Benefits
(In Thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$211,685	$200,129	$8,124	$8,690
Service cost	3,076	3,447	70	71
Interest cost	13,287	12,909	495	484
Effect of actuarial (gains) losses related
to the following:
Discount rate change	18,758	(5,951)	656	(219)
Retirement rate assumptions and
mortality table adjustments	462	8,899	(3)	-
Other	(1,435)	2,485	(373)	(659)
Benefits paid	(10,818)	(10,233)	(282)	(243)
Benefit obligation, end of year	$235,015	$211,685	$8,687	$8,124
Change in plan assets:
Plan assets at fair value,
beginning of year	$194,538	$284,100	$-	$-
Actual return on plan assets	45,135	(79,451)	-	-
Employer contributions	129	122	282	243
Benefits paid	(10,818)	(10,233)	(282)	(243)
Plan assets at fair value, end of year	$228,984	$194,538	$-	$-
Funded status of the plans	$(6,031)	$(17,147)	$(8,687)	$(8,124)
Amounts recognized in the consolidated
balance sheets:
Prepaid benefit cost	$-	$-	$-	$-
Accrued benefit liability	(6,031)	(17,147)	(8,687)	(8,124)
Net amount recognized	$(6,031)	$(17,147)	$(8,687)	$(8,124)

Net benefit income or cost is determined using assumptions at the beginning of each year.  Funded status is determined using assumptions at the end of each year.   Pension and other postretirement liabilities for continuing operations of $14.7 million and $25.3 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2009 and 2008, respectively.  The amount of our accumulated benefit obligation is the same as our projected benefit obligation.

                At December 31, 2009, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

Expected benefit payments for continuing operations over the next five years and in the aggregate for 2015-2019 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2010	$12,422	$481
2011	12,928	517
2012	13,527	547
2013	14,069	581
2014	14,626	600
2015 - 2019	81,662	3,168

Amounts recognized in 2009, 2008 and 2007 before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension			Other Post- Retirement
(In Thousands)	2009	2008	2007	2009	2008	2007
Continuing operations:
Prior service cost (benefit)	$(4,035)	$(5,092)	$(6,140)	$-	$-	$-
Net actuarial (gain) loss	101,368	110,319	5,194	(1,107)	(1,514)	(682)
Discontinued operations:
Prior service cost (benefit)	-	-	1,108	-	-	-
Net actuarial (gain) loss	-	-	6,008	-	-	(445)
Total:
Prior service cost (benefit)	(4,035)	(5,092)	(5,032)	-	-	-
Net actuarial (gain) loss	101,368	110,319	11,202	(1,107)	(1,514)	(1,127)

The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2010 are as follows:

(In Thousands)	Pension	Other Post- Retirement
Continuing operations:
Prior service cost (benefit)	$(1,069)	$-
Net actuarial (gain) loss	5,433	(37)

The percentage composition of assets held by pension plans for continuing operations at December 31, 2009, 2008 and 2007, and the current expected long-term return on assets are as follows:

	% Composition of Plan Assets at December 31,			Expected Long-term Return %
	2009	2008	2007
Pension plans related to continuing operations:
Low-risk fixed income securities	3.5%	10.3%	8.5%	4.0%
Large capitalization equity securities	21.7	19.9	20.7	8.8
Mid-capitalization equity securities	0.0	0.0	7.4	10.3
Small-capitalization equity securities	5.8	4.1	4.7	10.7
International equity securities	21.4	18.6	22.6	9.5
Total equity securities	48.9	42.6	55.4	9.3
Hedge and private equity funds	42.9	43.8	33.9	8.0
Other assets	4.7	3.3	2.2	4.0
Total for continuing operations	100.0%	100.0%	100.0%	8.3%

Our targeted allocation percentage for pension plan assets is in the range of the percentage composition that existed at December 31, 2009.  Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums.  The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. Other assets are primarily comprised of cash and contracts with insurance companies.  Our primary investment objective is to maximize total return with a strong emphasis on the preservation of capital.  We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities.  The average remaining duration of benefit payments for our pension plans is about 12 years.  We expect our required contributions to approximate $200,000 in 2010.

Estimates of the fair value of assets held by our pension plans are provided by third parties not affiliated with Tredegar.  At December 31, 2009 and 2008, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

		Fair Value Measurements at December 31, 2009
(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signficant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Large capitalization equity securities	$49,655	$35,545	$14,110	$-
Small-capitalization equity securities	13,272	13,272	-	-
International equity securities	49,078	49,078	-	-
Hedge and private equity funds	98,204	-	86,567	11,637
Low-risk fixed income securities	8,069	4,047	4,022	-
Other assets	451	451	-	-
Total plan assets at fair value	$218,729	$102,393	$104,699	$11,637

Contracts with insurance companies	10,255
Total plan assets	$228,984

For fair value measurements of plan assets using significant unobservable inputs (Level 3), a reconciliation of the balances from January 1, 2009 to December 31, 2009 are as follows:

(In Thousands)	Hedge and private equity funds
Balance at December 31, 2008	$6,064
Purchases, sales, and settlements	(447)
Actual return on plan assets:
Related to assets still held at year end	855
Related to assets sold during the year	-
Transfers in and/or out of Level 3	5,165
Balance at December 31, 2009	$11,637

We also have a non-qualified supplemental pension plan covering certain employees.  Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen.  The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations.  The projected benefit obligation relating to this unfunded plan was $2.9 million at December 31, 2009 and $2.8 million at December 31, 2008.  Pension expense recognized was $202,000 in 2009, $185,000 in 2008 and $161,000 in 2007.  This information has been included in the preceding pension benefit tables.

Approximately 126 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan.  Pension expense recognized for participation in this plan, which is equal to required contributions, was $807,000 in 2009, $1.0 million in 2008 and $868,000 in 2007.  This information has been excluded from the preceding pension benefit tables.

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

●
The company makes matching contributions to the savings plan of $1 for every $1 of employee contribution. The maximum matching contribution is 6% of base pay for 2007-2009 and 5% of base pay thereafter.

●
The savings plan includes immediate vesting for active employees of past matching contributions as well as future matching contributions when made (compared with the previous 5-year graded vesting) and automatic enrollment at 3% of base pay unless the employee opts out or elects a different percentage.

We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations.  Charges recognized for these plans were $2.5 million in 2009, $3.1 million in 2008 and $2.8 million in 2007.  The savings plan changes effective January 1, 2007 increased charges for company matching contributions in 2007 by approximately $700,000.  Our liability under the restoration plan was $1.3 million at December 31, 2009 (consisting of 79,088 phantom shares of common stock) and $1.3 million at December 31, 2008 (consisting of 69,957 phantom shares of common stock) valued at the closing market price on those dates.

The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of our common stock in 1998 for $192,000 and 46,671 shares of our common stock in 1997 for $1.0 million, as a partial hedge against the phantom shares held in the restoration plan.  There have been no shares purchased since 1997 except for re-invested dividends.  The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

13           RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

Rental expense for continuing operations was $2.9 million in 2009, $3.5 million in 2008 and $3.9 million in 2007.  Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2009, are as follows:

Year	Amount (In Thousands)
2010	$3,072
2011	1,792
2012	1,331
2013	238
2014	238
Remainder	-
Total	$6,671

AFBS, Inc. (formerly known as Therics, Inc. - see Note 15 for additional information regarding its restructuring in 2005), a wholly-owned subsidiary of Tredegar, has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling approximately $2.1 million.  These future rental commitments are included in the above table.  Sublease rental commitments relating to excess space at AFBS total $168,000 (excluded from the above table).

Contractual obligations for plant construction and purchases of real property and equipment amounted to $1.5 million at December 31, 2009 and $17.5 million at December 31, 2008.  Contractual commitments at December 31,

2009 and 2008 are primarily related to the capacity expansion at our aluminum extrusions facility in Carthage, Tennessee.

14           INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2009	2008	2007
Income from continuing operations
before income taxes:
Domestic	$2,098	$31,838	$50,942
Foreign	15,212	17,289	8,354
Total	$17,310	$49,127	$59,296

Current income taxes:
Federal	$7,624	$1,494	$24,698
State	(335)	1,126	856
Foreign	4,399	6,038	4,351
Total	11,688	8,658	29,905
Deferred income taxes:
Federal	6,088	9,672	(4,009)
State	831	114	316
Foreign	56	1,042	(1,846)
Total	6,975	10,828	(5,539)
Total income taxes	$18,663	$19,486	$24,366

The decrease in 2009 compared with 2008 in income from continuing operations before income taxes for domestic operations is primarily due to the 2009 goodwill impairment charge of $30.6 million in Aluminum Extrusions.

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2009	2008	2007
Income tax expense at federal statutory rate	35.0	35.0	35.0
Goodwill impairment charge	61.8	-	-
Valuation allowance for capital loss
carry-forwards	12.2	(2.2)	1.8
Unremitted earnings from foreign operations	8.1	6.7	2.2
Remitted earnings from foreign operations	3.0	-	-
State taxes, net of federal income tax benefit	2.2	1.6	1.3
Non-deductible expenses	-	.2	.2
Extraterritorial Income Exclusion and
Domestic Production Activities Deduction	-	-	(.5)
Reversal of income tax contingency accruals
and tax settlements	(.9)	(.3)	.9
Valuation allowance for foreign operating
loss carry-forwards	(1.0)	3.2	1.4
Research and development tax credit	(2.1)	(.4)	(.1)
Foreign rate differences	(6.5)	(4.2)	(1.1)
Other	(4.0)	.1	-
Effective income tax rate	107.8	39.7	41.1

Deferred tax liabilities and deferred tax assets at December 31, 2009 and 2008, are as follows:

(In Thousands)	2009	2008
Deferred tax liabilities:
Depreciation	$30,308	$27,139
Amortization of goodwill	23,637	20,648
Foreign currency translation gain adjustment	14,211	12,648
Book basis in excess of tax for investments (net of
valuation allowance of $6,655 in 2009 and $4,537 in 2008)	3,425	-
Derivative financial instruments	461	-
Other	640	1,975
Total deferred tax liabilities	72,682	62,410
Deferred tax assets:
Employee benefits	9,222	6,195
Asset write-offs, divestitures and environmental
accruals (net of valuation allowance of $1,426 in 2009)	2,672	3,609
Pensions	2,182	6,218
Allowance for doubtful accounts and sales returns	1,343	966
Inventory	1,279	166
Tax benefit on state and foreign NOL carryforwards (net of
valuation allowance of $3,599 in 2009 and $5,228 in 2008)	1,121	883
Timing adjustment for unrecognized tax benefits on
uncertain tax positions, including portion relating to
interest and penalties	543	2,304
Derivative financial instruments	-	4,077
Other	1,018	494
Total deferred tax assets	19,380	24,912
Net deferred tax liability	$53,302	$37,498

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$59,052	$45,152
Current deferred tax assets in excess of liabilities	5,750	7,654
Net deferred tax liability	$53,302	$37,498

Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets.  A valuation allowance of $3.6 million and $5.2 million at December 31, 2009 and 2008, respectively, is included in tax benefit on state and foreign net operating loss carryforwards that offsets an amount included in that line item relating to possible future tax benefits on domestic state and foreign operating losses generated by certain foreign and domestic subsidiaries that may not be recoverable in the carry-forward period.  In addition, the valuation allowance for excess capital losses from investments and other related items was increased from $4.5 million at December 31, 2008 to $6.7 million at December 31, 2009 due to changes in the relative amounts of capital gains and losses generated during the year.  The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change.  A valuation allowance of $1.4 million at December 31, 2009 was established for asset impairments in foreign jurisdictions where we believe it is more likely than not that the deferred tax asset will not be realized.

A reconciliation of our unrecognized uncertain tax positions since January 1, 2008, is shown below:

				Increase (Decrease) Due to Settlements with Taxing Authorities

		Increase (Decrease) Due to Tax Positions Taken in			Reductions Due to Lapse of Statute of Limitations

	Balance at Jan. 1, 2008					Balance at Dec. 31, 2008
		Current	Prior
(In Thousands)		Period	Period
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,268	$105	$(392)	$(31)	$(397)	$2,553
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(2,325)					(1,828)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	943					725
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $100, $300 and $300 reflected in income tax expense in the income statement in 2008, 2007 and 2006, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	1,195					1,303
Related deferred income tax assets recognized on interest and penalties	(436)					(476)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	759					827
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,702					$1,552

				Increase (Decrease) Due to Settlements with Taxing Authorities

		Increase (Decrease) Due to Tax Positions Taken in			Reductions Due to Lapse of Statute of Limitations

	Balance at Jan. 1, 2009					Balance at Dec. 31, 2009
		Current Period	Prior Period
(In Thousands)

Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$2,553	$68	$208	$(1,543)	$(290)	$996
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(1,828)					(348)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	725					648
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $(800), $100 and $300 reflected in income tax expense in the income statement in 2009, 2008 and 2007, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	1,303					537
Related deferred income tax assets recognized on interest and penalties	(476)					(195)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	827					342
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,552					$990

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

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S.  Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.  With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2006.  We believe that it is reasonably possible that approximately $230,000 of the balance of unrecognized state tax positions may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

15         LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS
              AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2009 totaled $2.9 million ($2.3 million after taxes) and included:

●
A fourth quarter charge of $181,000 ($121,000 after taxes) and a first quarter charge of $1.1 million ($806,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

●	A fourth quarter charge of $1.0 million ($1.0 million after taxes) for asset impairments in Film Products;
●
A fourth quarter benefit of $547,000 ($340,000 after taxes), a third quarter charge of $111,000 ($69,000 after taxes), a second quarter charge of $779,000 ($484,000 after taxes), and a first quarter charge of $609,000 ($378,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 for additional detail);

●
A fourth quarter gain of $640,000 ($398,000 after taxes) related to the sale of land at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income);

●
A fourth quarter charge of $64,000 ($40,000 after taxes) and a first quarter charge of $369,000 ($232,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

●
A fourth quarter charge of $218,000 ($139,000 after taxes) and a first quarter charge of $178,000 ($113,000 after taxes) for severance and other employee-related costs in connection with restructurings at corporate headquarters (included in “Corporate expenses, net” in the segment operating profit table in Note 3);

●
A first quarter gain of $275,000 ($162,000 after taxes) on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia;

●
A second quarter gain of $175,000 ($110,000 after taxes) on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income);

●	A second quarter gain of $149,000 ($91,000 after taxes) related to the reversal to income of certain inventory impairment accruals in Film Products; and
●
A fourth quarter charge of $345,000 ($214,000 after taxes) and a second quarter benefit of $276,000 ($172,000 after taxes) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income).

We recognized a gain of $1.8 million ($1.2 million after taxes) from the receipt of a contractual earn-out payment and a gain of $150,000 ($96,000 after taxes) from a post-closing contractual adjustment from the sale of our investments in Theken Spine and Therics, LLC.  AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with

Tredegar.  Results in 2009 also include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.1 million ($3.2 million after taxes).  See Note 2 for additional information on this investment, which is accounted for under the fair value method.  Gains on the sale of corporate assets in 2009 include realized gains of $404,000 ($257,000 after taxes) from the sale of corporate real estate.  The pretax amount for each of these items is included in "Other income (expense), net" in the consolidated statements of income.  Income taxes for 2009 include the recognition of a valuation allowance of $2.1 million related to expected limitations on the utilization of assumed capital losses on certain investments.
The severance in Film Products includes a reduction in workforce in the first and fourth quarters of 2009 (approximately 50 employees) that is expected to save approximately $2.0 million on an annualized basis.  The impairment charge in Film Products was recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value.  The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold.  Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

Losses associated with plant shutdowns, asset impairments and restructurings for continuing operations in 2008 totaled $12.0 million ($8.4 million after taxes) and included:

●
A fourth quarter charge of $7.2 million ($5.0 million after taxes), a second quarter charge of $854,000 ($717,000 after taxes) and a first quarter charge of $1.7 million ($1.2 million after taxes) for asset impairments in Film Products;

●
A second quarter charge of $90,000 ($83,000 after taxes) and a first quarter charge of $2.1 million ($1.4 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

●
A second quarter charge of $275,000 ($169,000 after taxes) and a first quarter charge of $235,000 ($145,000 after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

●
A fourth quarter gain of $583,000 ($437,000 after taxes) related to the sale of land rights and related improvements at the Film Products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income); and

●
A fourth quarter charge of $72,000 ($44,000 after taxes) and a second quarter charge of $105,000 ($65,000 after taxes) related to expected future environmental costs at the Aluminum Extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

A gain of $1.5 million ($965,000 after taxes) from the sale of our investments in Theken Spine and Therics, LLC is included in “Other income (expense), net” in the consolidated statements of income.  Results in 2008 also include unrealized gains from the write-up of an investment in a privately held drug company of $5.6 million ($3.6 million after taxes).  See Note 2 for additional information on this investment, which is accounted for under the fair value method.  Gains on the sale of corporate assets in 2008 include realized gains of $509,000 ($310,000 after taxes) from the sale of equity securities and $492,000 ($316,000 after taxes) from the sale of corporate real estate.  The pretax amounts for each of these items are included in "Other income (expense), net" in the consolidated statements of income.  Income taxes for 2008 include the reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million that originally related to expected limitations on the utilization of assumed capital losses on certain investments.

The severance in Film Products includes a reduction in workforce in the first quarter of 2008 (approximately 90 or 6% of Film Products’ total employees) that is expected to save approximately $4.2 million on an annualized basis.  The impairment charges in Film Products were recognized to write down the machinery and equipment for certain product groups to the lower of their carrying value or estimated fair value.  The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold.  Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

Losses associated with plant shutdowns, asset impairments and restructurings for continuing operations in 2007 totaled $4.1 million ($2.8 million after taxes) and included:

●
A fourth quarter charge of $1.2 million ($780,000 after taxes), a third quarter charge of $1.2 million ($793,000 after taxes) and a first quarter charge of $366,000 ($238,000 after taxes) related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey;

●	A fourth quarter charge of $256,000 ($256,000 after taxes) and a first quarter charge of $338,000 ($284,000 after taxes) for asset impairments in Film Products;
●	A third quarter charge of $493,000 ($309,000 after taxes) and a second quarter charge of $99,000 ($62,000 after taxes) for severance and other employee-related costs in Aluminum Extrusions;
●
A second quarter charge of $26,000 ($16,000 after taxes) and a first quarter charge of $29,000 ($17,000 after taxes) for costs related to the shutdown of the films manufacturing facility in LaGrange, Georgia; and

●
A third quarter charge of $42,000 ($26,000 after taxes) related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statements of income).

Results in 2007 also include a fourth-quarter gain of $2.7 million ($1.7 million after taxes) on the sale of corporate real estate (proceeds of approximately $3.8 million) and a third-quarter loss from the write-down of Novalux of $2.1 million ($1.3 million after taxes).  See Note 2 for more information on Novalux.  The pretax amounts for both of these items are included in "Other income (expense), net" in the consolidated statements of income and separately shown in the segment operating profit table in Note 3.  Income taxes in 2007 include the recognition of a valuation allowance against deferred tax assets of $1.1 million in the third quarter for expected limitations on the utilization of assumed capital losses (see Note 14).

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

17           DISCONTINUED OPERATIONS

                On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital.  We realized cash income tax benefits in 2008 from the sale of approximately $12.0 million.

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

We recognized losses of $1.1 million ($430,000 after taxes) in the first quarter of 2008 and $207,000 ($207,000 after taxes) in the second quarter of 2008, which were in addition to the asset impairment charges recognized in 2007, to adjust primarily for differences in the carrying value of assets and liabilities and related tax benefits associated with the business sold since December 31, 2007.  We also recognized $225,000 in the fourth quarter of 2008 for additional income tax benefits relating to the worthless stock deduction for the business.  The remaining after-tax loss for discontinued operations in 2008 of $293,000 relates to the loss recognized in the first quarter from operations up through the date of sale.

During September 2007, we recognized a charge of $27.6 million ($22.7 million after taxes) for impairment of property, plant and equipment (“PP&E”) related to the aluminum extrusions operations in Canada.  The impairment of PP&E was due to deteriorating business conditions and financial results.  The combination of lower volume and appreciation of the Canadian dollar, which impacted our costs, caused a shift from overall profitability in 2006 to losses in 2007.  In addition, our projections of the future unlevered pretax cash flows for this business indicated that the carrying value of its net assets at September 30, 2007 of approximately $71.7 million (tangible assets in excess of liabilities excluding deferred income taxes) before the impairment would not be recovered.  As a result, we recognized the impairment charge to write down the individual components of long-lived assets (PP&E) to the lower of their carrying value or estimated fair value.  Our estimates of real property values were based on a commonly used valuation methodology in real estate whereby projected net operating income for the property (projected EBITDA that could be earned from rent) is divided by a related risk-adjusted expected rate of return (referred to as the capitalization rate).  The estimated fair value of machinery and equipment was based on our estimates of the proceeds that we would receive if they were sold.  Our estimates of the value of real estate and machinery and equipment were based on Level 2 inputs.

During December 2007, we recognized an additional impairment charge of $4.1 million ($4.1 million after taxes) to write down the remaining carrying value of the aluminum extrusions operations in Canada to estimated fair value less cost to sell.  In addition, in December 2007 we recognized income tax benefits of $11.4 million relating to a worthless stock deduction for the business that will be recognized in Tredegar’s 2008 consolidated income tax return (included in discontinued operations in the consolidated statement of income in 2007 but reflected as a deferred income tax asset for continuing operations in our consolidated balance sheet at December 31, 2007).  This tax benefit was realized by a reduction of Tredegar’s quarterly estimated income tax payments by the third quarter of 2008.

Goodwill for the Aluminum Extrusions reporting unit of $6.5 million has been allocated to the discontinued aluminum extrusions operations in Canada using the estimated fair value of the business sold (the after-tax cash flow expected from disposal of approximately $30.0 million when it was classified as held for sale at the end of December 2007), and the estimated fair value of the aluminum extrusions business in the U.S. retained.  The fair value of the aluminum extrusions business in the U.S. was estimated at approximately $145.0 million using comparable enterprise value-to-EBITDA multiples as of December 31, 2007.

The statements of income for 2008 and 2007 for the aluminum extrusions business in Canada are shown below:

Aluminum Extrusions Business in Canada
Statements of Income
(In Thousands)	Jan. 1, 2008 to Feb. 12, 2008	2007
Revenues	$18,756	$157,691
Costs and expenses:
Cost of goods sold	17,913	156,700
Freight	744	4,969
Selling, general and administrative	490	2,389
Asset impairments and costs associated
with exit and disposal activities	1,337	31,754
Total	20,484	195,812
Income (loss) before income taxes	(1,728)	(38,121)
Income taxes	(1,023)	(18,440)
Net income (loss)	$(705)	$(19,681)

SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2009
Sales	$153,066	$158,115	$175,662	$161,770	$648,613
Gross profit	24,579	28,630	35,191	27,195	115,595
Income (lloss) from continuing operations	(28,817)	6,487	10,996	9,981	(1,353)
Income (loss) from discontinued operations	-	-	-	-	-
Net income (loss)	$(28,817)	$6,487	$10,996	$9,981	$(1,353)
Earnings (loss) per share:
Basic
Continuing operations	$(.85)	$.19	$.32	$.30	$(.04)
Discontinued operations	-	-	-	-	-
Net income (loss)	$(.85)	$.19	$.32	$.30	$(.04)
Diluted
Continuing operations	$(.85)	$.19	$.32	$.29	$(.04)
Discontinued operations	-	-	-	-	-
Net income (loss)	$(.85)	$.19	$.32	$.29	$(.04)
Shares used to compute earnings per share:
Basic	33,866	33,876	33,878	33,825	33,861
Diluted	33,866	33,971	33,922	33,871	33,861
2008
Sales	$228,480	$234,008	$228,709	$192,702	$883,899
Gross profit	29,140	31,962	27,821	34,473	123,396
Income from continuing operations	3,785	8,865	11,078	5,913	29,641
Income (loss) from discontinued operations	(723)	(207)	-	225	(705)
Net income	$3,062	$8,658	$11,078	$6,138	$28,936
Earnings (loss) per share:
Basic
Continuing operations	$.11	$.26	$.33	$.17	$.87
Discontinued operations	(.02)	(.01)	-	.01	(.02)
Net income	$.09	$.25	$.33	$.18	$.85
Diluted
Continuing operations	$.11	$.26	$.33	$.17	$.87
Discontinued operations	(.02)	(.01)	-	.01	(.02)
Net income	$.09	$.25	$.33	$.18	$.85
Shares used to compute earnings per share:
Basic	34,467	33,997	33,672	33,782	33,977
Diluted	34,682	34,211	33,903	33,990	34,194

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TREDEGAR CORPORATION (Registrant)

Dated: March 3, 2010	By	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2010.

Signature	Title

/s/ Nancy M. Taylor	President, Chief Executive Officer and Director
(Nancy M. Taylor)	(Principal Executive Officer)

/s/ Kevin A. O’Leary	Vice President, Chief Financial Officer and Treasurer
(Kevin A. O'Leary)	(Principal Financial Officer)

/s/ Frasier W. Brickhouse, II	Controller
(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/ Richard L. Morrill	Chairman of the Board of Directors
(Richard L. Morrill)

/s/ William M. Gottwald	Vice Chairman of the Board of Directors
(William M. Gottwald)

/s/ N. A. Scher	Vice Chairman of the Board of Directors
(Norman A. Scher)

/s/ Austin Brockenbrough, III	Director
(Austin Brockenbrough, III)

/s/ Donald T. Cowles	Director
(Donald T. Cowles)

/s/ John D. Gottwald	Director
(John D. Gottwald)

/s/ George A. Newbill	Director
(George A. Newbill)

/s/ R. Gregory Williams	Director
(R. Gregory Williams)

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed December 15, 2009, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2
Amended and Restated Rights Agreement, dated as of June 30, 2009, by and between Tredegar and National City Bank, as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to Tredegar's Registration Statement on Form 8-A/A (File No. 1-10258) filed on July 1, 2009, and incorporated herein by reference)

4.3
Credit Agreement among Tredegar Corporation, as borrower, the domestic subsidiaries of Tredegar that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, Wachovia Bank, National Association, as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., KeyBank National Association, and JPMorgan Chase Bank, N.A., as documentation agents, dated as of December 15, 2005 (filed as Exhibit 10.16 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed December 20, 2005, and incorporated herein by reference)

4.3.1
First Amendment to Credit Agreement dated as of February 29, 2008 (filed as Exhibit 10.18 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed March 4, 2008, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2
Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3
Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1
Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar's Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7
Tredegar Industries, Inc. Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2005, and incorporated herein by reference)

*10.8
Tredegar Corporation’s 2004 Equity Incentive Plan As Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2009 (File No. 1-10258) and incorporated herein by reference)

*10.9
Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.10
Intellectual Property Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.11
Unit Purchase Agreement, by and between Old Therics, New Therics and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.12
Payment Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

*10.13
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.21 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 10, 2006, and incorporated herein by reference)

*10.14
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.21 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 28, 2007, and incorporated herein by reference)

*10.15
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.23 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 26, 2007, and incorporated herein by reference)

*10.16
Severance Agreement, dated August 12, 2008, between Tredegar and D. Andrew Edwards (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed August 14, 2008, and incorporated herein by reference)

*10.17
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed February 19, 2009, and incorporated herein by reference)

+*10.18	Summary of Director Compensation for Fiscal 2009

+21	Subsidiaries of Tredegar

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Section 302 Certification of Principal Executive Officer

+31.2	Section 302 Certification of Principal Financial Officer

+32.1	Section 906 Certification of Principal Executive Officer

+32.2	Section 906 Certification of Principal Financial Officer

* Denotes compensatory plans or arrangements or management contracts.
+ Filed herewith