Form 10-Q
period 2010-03-31
TREDEGAR CORP
filed 2010-05-05
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer		Accelerated filer	☒
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of Common Stock, no par value, outstanding as of April 30, 2010: 32,649,617.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$60,361	$90,663
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,354 in 2010 and $5,299 in
2009	87,747	74,014
Income taxes recoverable	3,931	4,016
Inventories	35,066	35,522
Deferred income taxes	4,848	5,750
Prepaid expenses and other	5,466	5,335
Total current assets	197,419	215,300
Property, plant and equipment, at cost	670,708	674,286
Less accumulated depreciation	447,785	443,410
Net property, plant and equipment	222,923	230,876
Other assets and deferred charges	47,498	45,561
Goodwill and other intangibles	106,572	104,542
Total assets	$574,412	$596,279

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$53,795	$53,770
Accrued expenses	32,497	34,930
Current portion of long-term debt	489	451
Total current liabilities	86,781	89,151
Long-term debt	571	712
Deferred income taxes	56,367	59,052
Other noncurrent liabilities	17,794	18,292
Total liabilities	161,513	167,207
Commitments and contingencies (Notes 1 and 2)
Shareholders' equity:
Common stock, no par value (issued and outstanding -
32,821,072 at March 31, 2010 and 33,887,550 at
December 31, 2009)	23,154	41,137
Common stock held in trust for savings
restoration plan	(1,324)	(1,322)
Foreign currency translation adjustment	23,248	26,250
Gain on derivative financial instruments	409	758
Pension and other postretirement benefit adjustments	(59,330)	(60,028)
Retained earnings	426,742	422,277
Total shareholders' equity	412,899	429,072
Total liabilities and shareholders' equity	$574,412	$596,279

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended March 31
	2010	2009
Revenues and other items:
Sales	$174,981	$153,066
Other income (expense), net	56	869
	175,037	153,935
Costs and expenses:
Cost of goods sold	141,372	125,258
Freight	3,945	3,229
Selling, general and administrative	15,941	14,772
Research and development	3,602	2,512
Amortization of intangibles	88	30
Interest expense	195	204
Asset impairments and costs associated with exit and
disposal activities	56	1,631
Goodwill impairment charge	-	30,559
Total	165,199	178,195
Income (loss) before income taxes	9,838	(24,260)
Income taxes	4,056	4,557
Net income (loss)	$5,782	$(28,817)

Earnings (loss) per share:
Basic	$.17	$(.85)
Diluted	.17	(.85)

Shares used to compute earnings (loss) per share:
Basic	33,344	33,866
Diluted	33,515	33,866

Dividends per share	$.04	$.04

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months
	Ended March 31
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,782	$(28,817)
Adjustments for noncash items:
Depreciation	10,979	9,830
Amortization of intangibles	89	30
Goodwill impairment charge	-	30,559
Deferred income taxes	(368)	2,866
Accrued pension and postretirement benefits	174	(633)
Loss (gain) on sale of assets	61	(829)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(14,736)	9,573
Inventories	33	9,105
Income taxes recoverable	85	1,607
Prepaid expenses and other	(736)	2,046
Accounts payable and accrued expenses	(1,500)	(3,640)
Other, net	(868)	1,651
Net cash provided by (used in) operating activities	(1,005)	33,348
Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable
of $1,709 in 2009)	(3,058)	(11,014)
Acquisition	(5,500)	-
Proceeds from the sale of assets and property disposals	-	918
Investments in real estate	-	(509)
Net cash used in investing activities	(8,558)	(10,605)
Cash flows from financing activities:
Repurchases of Tredegar common stock	(18,779)	-
Dividends paid	(1,319)	(1,358)
Debt principal payments	(103)	(13,135)
Proceeds from exercise of stock options	183	112
Net cash used in financing activities	(20,018)	(14,381)
Effect of exchange rate changes on cash	(721)	(1,056)
Increase (decrease) in cash and cash equivalents	(30,302)	7,306
Cash and cash equivalents at beginning of period	90,663	45,975
Cash and cash equivalents at end of period	$60,361	$53,281

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders' Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)
					Gain	Pension &
			Trust for	Foreign	(Loss) on	Other Post-	Total
			Savings	Currency	Derivative	retirement	Share-
	Common	Retained	Restora-	Trans-	Financial	Benefit	holders'
	Stock	Earnings	tion Plan	lation	Instruments	Adjust.	Equity
Balance December 31, 2009	$41,137	$422,277	$(1,322)	$26,250	$758	$(60,028)	$429,072
Comprehensive income (loss):
Net income	-	5,782	-	-	-	-	5,782
Other comprehensive income (loss):
Foreign currency translation adjustment
(net of tax benefit of $1,618)	-	-	-	(3,002)	-	-	(3,002)
Derivative financial instruments
adjustment (net of tax benefit of $211)	-	-	-	-	(349)	-	(349)
Amortization of prior service costs and
net gains or losses (net of tax of $393)	-	-	-	-	-	698	698
Comprehensive income							3,129
Cash dividends declared ($.04 per share)	-	(1,319)	-	-	-	-	(1,319)
Stock-based compensation expense & other	619	-	-	-	-	-	619
Issued upon exercise of stock options (including
related income tax benefits of $8) & other	177	-	-	-	-	-	177
Repurchased 1,130,838 shares of Tredegar
common stock	(18,779)	-	-	-	-	-	(18,779)
Tredegar common stock purchased by trust
for savings restoration plan	-	2	(2)	-	-	-	-
Balance March 31, 2010	$23,154	$426,742	$(1,324)	$23,248	$409	$(59,330)	$412,899

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to present fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2010, the consolidated results of operations for the three months ended March 31, 2010 and 2009, the consolidated cash flows for the three months ended March 31, 2010 and 2009, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2010.  All such adjustments, unless otherwise detailed in the notes to consolidated interim financial statements, are deemed to be of a normal, recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2010 shown in the net sales and operating profit by segment table in Note 9 include:

•
Pretax gains of $443,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 9 on for additional detail);

•
A pretax loss of $61,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia; and

•	A pretax charge of $56,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2009 shown in the net sales and operating profit by segment table in Note 9 include:

•
A pretax charge of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 9);

•
Pretax losses of $609,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 7 for additional detail); and

•
A pretax gain of $275,000 on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the three months ended March 31, 2010 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2009	$823	$3,158	$3,981
Changes in 2010:
Charges	56	-	56
Cash spent	(403)	(381)	(784)
Charged against assets	-	-	-
Balance at March 31, 2010	$476	$2,777	$3,253

(a) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

During the first quarter of 2009, we recognized a pretax gain of $404,000 ($257,000 after tax) on the sale of corporate real estate.  This gain is included in “Other income (expenses), net” in the consolidated statements of income.

Income taxes for the first quarter of 2010 include the partial reduction of a valuation allowance of $168,000 related to expected limitations on the utilization of assumed capital losses on certain investments that was recognized in the prior years.  Income taxes for the first quarter of 2009 include the recognition of a valuation allowance of $1.9 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

3.
We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year).  Our reporting units include Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).  We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples.  Based on the severity of the economic downturn in 2009 and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with 2008), the resulting operating loss (see Note 9), possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed.  Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions.  This impairment charge represented the entire amount of goodwill associated with the Aluminum Extrusions reporting unit.

4.	The components of inventories are as follows:

	March 31,	December 31,
(In Thousands)	2010	2009
Finished goods	$7,204	$6,080
Work-in-process	2,150	2,740
Raw materials	11,383	12,249
Stores, supplies and other	14,329	14,453
Total	$35,066	$35,522

5.
Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.   Diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months
	Ended March 31
(In Thousands)	2010	2009
Weighted average shares outstanding used
to compute basic earnings (loss) per share	33,344	33,866
Incremental dilutive shares attributable to stock
options and restricted stock (a)	171	-
Shares used to compute diluted earnings (loss)
per share	33,515	33,866

(a) The dilutive effect of shares attributed to stock options and restricted stock is not recognized in periods in which a net loss has occurred.

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period.  During the three months ended March 31, 2010 and 2009, 469,567 and 197,767, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

6.
Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $14.4 million at March 31, 2010, compared with $14.5 million at December 31, 2009.  This investment has a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $10.0 million, which represents the amount invested on April 2, 2007.

During the third quarter of 2007, we invested $6.5 million in a privately held specialty pharmaceutical company whose strategy, capabilities and execution have evolved over time from a drug delivery company.  In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee.  The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%.  The investment is accounted for under the fair value method.  We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests.  In 2008, there was a write-up of $5.6 million ($3.6 million after taxes) based on the valuation of our ownership interest implied from a new round of equity financing completed for the investee in the fourth quarter of 2008.  We recognized an additional unrealized gain of $5.1 million ($3.2 million after taxes) in the fourth quarter of 2009 for the estimated appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license.

At March 31, 2010 and December 31, 2009, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $18.2 million.  On the date of our most recent investment (December 15, 2008), we believe that the amount we would be paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors.  Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest.  In addition, the specialty pharmaceutical company currently has no product sales.  Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.  Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting.  For the three months ended March 31, 2010, net income recorded by the specialty pharmaceutical company, as reported to us by the investee, was $1.6 million compared to a net loss of $2.3 million for the first three months of 2009.  Operating results in the first quarter of 2010 included $4.1 million in licensing revenues (none in the prior year quarter).  Total assets (which included cash and cash equivalents of $21.7 million at March 31, 2010 and $22.8 million at December 31, 2009) were $26.2 million and $28.2 million at March 31, 2010 and December 31, 2009, respectively.

7.
We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions.  Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value.  A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges are recorded in other comprehensive income (loss).  Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction.  Such gains and losses are reported on the same line as the underlying hedged item.  Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.  The amount of gains and losses recognized for hedge ineffectiveness was not material to the first quarter of 2010 and 2009.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs.  If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments.  The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.9 million (7.4 million pounds of aluminum) at March 31, 2010 and $6.9 million (7.8 million pounds of aluminum) at December 31, 2009.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$711	and other	$1,184

Liability derivatives:
	Prepaid expenses
Aluminum futures contracts	and other	$32		$-

Derivatives Not Designated as Hedging Instruments

Asset derivatives:
	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$430	and other	$614

Liability derivatives:
	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$430	and other	$614

In the event that the counterparty to an aluminum fixed-price forward sale contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation.  The offsetting asset and liability positions included in the table above are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

Gains of $443,000 ($275,000 after tax) in the first quarter of 2010 and losses of $609,000 ($378,000 after tax) in the first quarter of 2009 were recognized by the aluminum extrusions business for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments.  Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 9.

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility.  We have used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations.  The notional amount of this foreign currency forward was $718,000 at March 31, 2010 and $1.6 million at December 31, 2009.  The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments

Asset derivatives:			Prepaid expenses
Foreign currency forward contracts		$-	and other	$35

Derivatives Not Designated as Hedging Instruments

Liability derivatives:
Foreign currency forward contracts	Accrued expenses	$7	Accrued expenses	$41

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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the quarters ended March 31, 2010 and 2009 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
Quarter Ended March 31,	2010	2009	2010	2009
Amount of pre-tax gain (loss) recognized in
other comprehensive income	$(160)	$(2,009)	$(13)	$(200)
Location of gain (loss) reclassified from
accumulated other comprehensive income	Cost of	Cost of
into net income (effective portion)	sales	sales

Amount of pre-tax gain (loss) reclassified
from accumulated other comprehensive
income to net income (effective portion)	$345	$(4,604)	$-	$-

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three months ended March 31, 2010 and 2009.  As of March 31, 2010, we expect $422,000 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months.  For the three months ended March 31, 2010 and 2009, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

8.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension		Other Post-Retirement
	Benefits for Three Months		Benefits for Three Months
	Ended March 31		Ended March 31
(In Thousands)	2010	2009	2010	2009
Service cost	$(797)	$(783)	$(18)	$(18)
Interest cost	(3,289)	(3,344)	(121)	(128)
Expected return on plan assets	5,132	5,189	-	-
Amortization of prior service costs, gains or
losses and net transition asset	(1,090)	(305)	9	22
Net periodic benefit income (cost)	$(44)	$757	$(130)	$(124)

We contributed $129,000 to our pension plans for continuing operations in 2009 and expect to contribute a similar amount in 2010.  We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $282,000 for the year ended December 31, 2009.

9.
In February 2010, we added a fourth segment, Other, comprised of the start-up operations of Bright View Technologies Corporation (“Bright View”) and Falling Springs, LLC (“Falling Springs”).  Bright View, whose assets were acquired on February 3, 2010, is a developer and producer of high-value microstructure based optical films for the LED (lighting emitting diode) and fluorescent lighting markets.  Fallings Springs develops, owns and operates multiple mitigation banks.  Through the establishment of perpetual easements to restore, enhance and preserve wetland, stream or other protected environmental resources, these mitigation banks create saleable credits that will offset for the purchaser of credits the negative environmental impacts from private and public development projects.  In 2009, net sales and income (loss) from ongoing operations for Falling Springs (which were immaterial) have been included in “Corporate expense, net” and identifiable assets for this business have been included in “General corporate” in order to reflect the strategic view and structure of operations during this time period.

Information by business segment is reported below.  There are no accounting transactions between segments and no allocations to segments.  Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.  The following table presents net sales and operating profit by segment for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31
(In Thousands)	2010	2009
Net Sales
Film Products	$125,868	$104,783
Aluminum Extrusions	44,799	45,054
Other	369	-
Total net sales	171,036	149,837
Add back freight	3,945	3,229
Sales as shown in the Consolidated Statements of Income	$174,981	$153,066

Operating Profit (Loss)
Film Products:
Ongoing operations	$18,300	$13,014
Plant shutdowns, asset impairments, restructurings and other	(117)	(809)

Aluminum Extrusions:
Ongoing operations	(2,993)	(1,797)
Goodwill impairment charge	-	(30,559)
Plant shutdowns, asset impairments, restructurings and other	443	(978)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	150

Other:
Ongoing operations	(636)	-

Total	14,997	(20,979)
Interest income	168	259
Interest expense	195	204
Gain on sale of corporate assets	-	404
Stock option-based compensation costs	518	262
Corporate expenses, net	4,614	3,478
Income (loss) before income taxes	9,838	(24,260)
Income taxes	4,056	4,557
Net income (loss)	$5,782	$(28,817)

The following table presents identifiable assets by segment at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(In Thousands)	2010	2009
Film Products	$372,657	$371,639
Aluminum Extrusions	83,325	82,429
AFBS (formerly Therics)	1,147	1,147
Other	14,899	-
Subtotal	472,028	455,215
General corporate	42,023	50,401
Cash and cash equivalents	60,361	90,663
Total	$574,412	$596,279

10.
The effective tax rates for the first quarter of 2010 was 41.2% compared to (18.8)% in first quarter of 2009.  The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2010 and 2009 are as follows:

	Percent of Income (Loss)
	Before Income Taxes
Three Months Ended March 31	2010	2009
Income tax expense at federal statutory rate	35.0	35.0
Reserve for uncollectible tax indemnification receivable	7.5	-
Unremitted earnings from foreign operations	3.9	(2.2)
State taxes, net of federal income tax benefit	0.7	(0.3)
Income tax contingency accruals/reversals	0.2	(1.7)
Non-deductible expenses	0.2	(0.1)
Valuation allowance for foreign operating loss carry-forwards	0.1	-
Goodwill impairment charge	-	(44.1)
Research and development tax credit	-	0.2
Valuation allowance for capital loss carry-forwards	(1.7)	(7.8)
Foreign rate differences	(5.4)	2.9
Other	0.7	(0.7)
Effective income tax rate	41.2	(18.8)

A reconciliation of our unrecognized uncertain tax positions for the three month periods ended March 31, 2010 and 2009 are shown below:

	Three Months
	Ended March 31
(In Thousands)	2010	2009
Balance at beginning of period	$996	$2,553
Increase (decrease) due to tax
positions taken in:
Current period	17	25
Prior period	-	10
Increase (decrease) due to settlements
with taxing authorities	-	-
Reductions due to lapse of statute
of limitations	-	-
Balance at end of period	$1,013	$2,588

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

11.
The Financial Accounting Standards Board (FASB) Emerging Issues Task Force issued a consensus updating accounting standards for revenue recognition for multiple-deliverable arrangements in October 2009.  The stated objective of the accounting standards update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The revision of current FASB guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements.  The accounting standards update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year.  We do not anticipate that the adoption of the additional Level 3 measurements will materially expand our financial statement footnote disclosures.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) was signed into law, as was the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA.  Included in the provisions of these laws are changes to the taxation related to the federal subsidy available to companies that provide retiree health benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D.  Our retiree medical plan does not include prescription drug coverage for Medicare-eligible retirees, so we are not impacted by changes to the taxation of this federal subsidy. We are currently assessing other potential impacts, if any, that this legislation may have on future results of operations, cash flows or financial position related to our health care benefits and postretirement health care obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,”  “may” and similar expressions, we do so to identify forward-looking statements.  Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  Factors that could cause actual results to differ from expectations include, without limitation: Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction, distribution and transportation industries, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2009 Annual Report on Form 10-K (the “2009 Form 10-K”) filed with the SEC.  Readers are urged to review and consider carefully the disclosures Tredegar makes in its 2009 Form 10-K.  Tredegar does not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

First-quarter 2010 net income was $5.8 million (17 cents per share) compared with a net loss of $28.8 million (85 cents per share) in the first quarter of 2009.  Results in the first quarter of 2009 include a non-cash goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 3 on page 7).  Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 6.  Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2010 and 2009:

	Three Months
	Ended March 31
(In Thousands)	2010	2009
Net Sales
Film Products	$125,868	$104,783
Aluminum Extrusions	44,799	45,054
Other	369	-
Total net sales	171,036	149,837
Add back freight	3,945	3,229
Sales as shown in the Consolidated Statements of Income	$174,981	$153,066

Operating Profit (Loss)
Film Products:
Ongoing operations	$18,300	$13,014
Plant shutdowns, asset impairments, restructurings and other	(117)	(809)

Aluminum Extrusions:
Ongoing operations	(2,993)	(1,797)
Goodwill impairment charge	-	(30,559)
Plant shutdowns, asset impairments, restructurings and other	443	(978)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	150

Other:
Ongoing operations	(636)	-

Total	14,997	(20,979)
Interest income	168	259
Interest expense	195	204
Gain on sale of corporate assets	-	404
Stock option-based compensation costs	518	262
Corporate expenses, net	4,614	3,478
Income (loss) before income taxes	9,838	(24,260)
Income taxes	4,056	4,557
Net income (loss)	$5,782	$(28,817)

Film Products.  First-quarter net sales (sales less freight) in Film Products were $125.9 million, an increase of 20.1% from 2009.  Operating profit from ongoing operations increased 40.6% to $18.3 million in the first quarter of 2010.  Volume was 54.9 million pounds in the first quarter of 2010, an increase of 11.3% compared with 49.3 million pounds in the first quarter of 2009.  Net sales, operating profit from ongoing operations and volume were $119.0 million, $15.4 million, and 52.6 million pounds, respectively, in the fourth quarter of 2009.

Net sales in Film Products increased primarily due to higher volumes, most notably in surface protection and personal care materials, and a more favorable sales mix in the first quarter of 2010 compared to the first quarter of 2009.  Robust demand in the LCD market was the primary catalyst for increased volumes in higher-value surface protection materials.  On a quarter-over-quarter basis, sales volumes and net sales in Film Products increased 4.4% and 5.8%, respectively, primarily due to volume improvements in personal care materials.

Operating profit from ongoing operations, which continues to fluctuate quarter to quarter, increased in the first quarter of 2010 compared with the prior year due primarily to the favorable impact of increased sales volumes in personal care and higher-value surface protection materials and continued cost reductions.  The adverse impact of the lag in the pass-through of higher resin costs in the first quarter of 2010 had an unfavorable impact on results.  Film Products has index-based pass-through raw material cost agreements for the majority of its business.  However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.  The estimated unfavorable impact of the quarterly lag in the pass-through of changes in average resin costs was $2.3 million in the first quarter of 2010, compared to a favorable impact of $2.9 million in the first quarter of 2009.

Capital expenditures in Film Products were $1.9 million in the first quarter of 2010 compared with $4.1 million in the first quarter of last year. Film Products currently projects that capital expenditures will be approximately $18 million in 2010.  Depreciation expense was $8.5 million in the first quarter of 2010 and $7.9 million on the first quarter of 2009, and is projected to be approximately $35 million in 2010.

Aluminum Extrusions. Net sales from ongoing operations in Aluminum Extrusions declined to $44.8 million in the first quarter of 2010 from $45.1 million in the first quarter of 2009.  Operating losses from ongoing operations were $3.0 million for the first quarter of 2010, a $1.2 million change from operating losses of $1.8 million for the first quarter of 2009.  Sales volume decreased to 21.1 million pounds in the first quarter of 2010, down 10.2% from 23.5 million pounds in the first quarter of 2009.

Net sales in the first quarter of 2010 were relatively consistent in comparison to the prior year quarter as the impact of lower volume was offset by an increase in average selling prices driven by higher aluminum prices.  The unfavorable change in the operating loss from ongoing operations reported in the current quarter compared with the first quarter of 2009 was primarily driven by the decrease in sales volumes noted above and margin compression due to a less favorable sales mix.  Extremely challenging conditions in nonresidential construction led to a decline in volumes of approximately 16.2% in this market during the first quarter of 2010 compared with the prior year.

As described in Note 3 on page 7, we recognized a non-cash goodwill impairment charge of $30.6 million ($30.6 million after tax) in Aluminum Extrusions in the first quarter of 2009.

Capital expenditures in Aluminum Extrusions were $1.2 million in the first quarter of 2010 compared with $5.2 million in the first quarter of last year.  Prior year capital expenditures were primarily related to the installation of a new large extrusion press at the Carthage, Tennessee manufacturing facility.  Capital expenditures are projected to be approximately $4.6 million in 2010.  Depreciation expense was $2.4 million in the first quarter of 2010 compared with $1.9 million in the first quarter of last year, and is projected to be approximately $9.2 million in 2010.

Other.   In the first quarter of 2010, Tredegar reported an additional segment, Other, comprised of the start-up operations of Bright View Technologies Corporation ("Bright View") and Falling Springs, LLC ("Falling Springs"). We acquired the assets of Bright View, a late-stage developmental company, on February 3, 2010.  Bright View is a developer and producer of high-value microstructure based optical films for the LED (light emitting diode) and fluorescent lighting markets.  Falling Springs develops, owns and operates multiple mitigation banks.  Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that will offset for the purchaser of credits the negative environmental impacts from private and public development projects.

Other Items. Pension expense was $44,000 in the first quarter of 2010, an unfavorable change of $801,000 from net pension income of $757,000 in the first quarter of 2009.  Most of the impact of pensions on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table.  The unfavorable change relates the reduction in the actuarial discount rate used to calculate the benefit obligation of pension plans.  We contributed $129,000 to our pension plans for continuing operations in

2009, and minimum required contributions to our pension plans in 2010 are expected to be comparable. Corporate expenses, net increased in 2010 versus 2009 primarily due to the unfavorable impact of pension expense noted above.

The effective tax rate for the first quarter of 2010 was 41.2% compared to (18.8)% in the first quarter of 2009.  The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 10 on page 13.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 20.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles.  We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2009, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.  These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes.  These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  Since December 31, 2009, there have been no changes in these policies that have had a material impact on results of operations or financial position.  See Note 2 on page 6 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during 2010 and the comparable period in 2009.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) Emerging Issues Task Force issued a consensus updating accounting standards for revenue recognition for multiple-deliverable arrangements in October 2009.  The stated objective of the accounting standards update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  The revision of current FASB guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements.  The accounting standards update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year.  We do not anticipate that the adoption of the additional Level 3 measurements will materially expand our financial statement footnote disclosures.

Results of Operations

First Quarter 2010 Compared with First Quarter 2009

Overall, sales in the first quarter of 2010 increased by 14.3% compared with the first quarter of 2009.   Net sales (sales less freight) increased 20.1% in Film Products primarily due to strong demand for surface protection materials and volume improvements in personal care materials.  Net sales from ongoing operations decreased 0.6% in Aluminum Extrusions due to lower volume, primarily in nonresidential construction.  For more information on net sales and volume, see the executive summary beginning on page 15.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 17.0% in the first quarter of 2010 from 16.1% in 2009.  The gross profit margin increased in Film Products primarily due to the positive impact of increased sales volumes for higher-value surface protection materials noted above and continued cost reductions, offset by the adverse impact in the pass-through of higher resin costs.  Gross profit margin in Aluminum Extrusions decreased as a result of volume declines noted above and margin compression due to a less favorable sales mix.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.2% in the first quarter of 2010, down from 11.3% in the first quarter of last year.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2010 shown in the segment operating profit table on page 16 include:

•
Pretax gains of $443,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 7 on page 9 for additional detail);

•
A pretax loss of $61,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia; and

•	A pretax charge of $56,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Plant shutdowns, asset impairments, restructurings and other in the first quarter of 2009 shown in the segment operating profit table on page 16 include:

•
A pretax charge of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table on page 17);

•
Pretax losses of $609,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 7 on page 9 for additional detail); and

•
A pretax gain of $275,000 on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $168,000 in the first quarter of 2010 and $259,000 in the first quarter of 2009.  Interest expense, which includes the amortization of debt issue costs, was $195,000 in the first quarter of 2010, a decrease from $204,000 in the first quarter of last year.  Average debt outstanding and interest rates were as follows:

	Three Months
	Ended March 31
(In Millions)	2010	2009
Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR plus a
credit spread:
Average outstanding debt balance	$-	$16.2
Average interest rate	n/a	1.2%
Fixed-rate and other debt:
Average outstanding debt balance	$1.1	$1.6
Average interest rate	3.2%	2.1%
Total debt:
Average outstanding debt balance	$1.1	$17.8
Average interest rate	3.2%	1.3%

The effective tax rate for the first quarter of 2010 was 41.2% compared to (18.8)% in the first quarter of 2009.  The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 10 on page 13.

Liquidity and Capital Resources
Changes in operating assets and liabilities from December 31, 2009 to March 31, 2010 are summarized below:

•	Accounts receivable increased $13.7 million (18.6%).
-
Accounts receivable in Film Products increased by $8.3 million.  Days sales outstanding (“DSO”) increased to 47 at March 31, 2010 compared with 43 at December 31, 2009, which is within the range experienced over the past twelve months.

-	Accounts receivable in Aluminum Extrusions increased by $5.4 million. DSO was 39 at March 31, 2010 compared with 44 at December 31, 2009, which is within the range experienced over the past twelve months.
•	Inventories declined $456,000 (1.3%).
-	Inventories in Film Products increased by approximately $2.4 million. Higher inventories at Film Products can be attributed to increased demand for surface protection and personal care materials.
-
Inventories for Aluminum Extrusions decreased by approximately $2.9 million.  Lower inventories at Aluminum Extrusions can be primarily attributed to efforts to reduce inventory levels in light of current economic conditions.

•
Net property, plant and equipment decreased $8.0 million (3.4%) due primarily to depreciation of $11.0 million, capital expenditures of $3.1 million, machinery and equipment of $3.1 million acquired as part of the Bright View transaction and a change in the value of the U.S. Dollar relative to foreign currencies ($3.1 million decrease).

•
Goodwill and other intangibles increased by $2.0 million (1.9%) primarily due to the acquisition of the assets of Bright View.  Identifiable intangible assets purchased as a part of the acquisition were $2.4 million.  There was no goodwill recorded from the acquisition of the assets of Bright View.

•	Accounts payable were consistent at $53.8 million.
-	Accounts payable in Film Products increased by $8.5 million, or 33.5% primarily due to higher sales volume and higher average resin costs.
-	Accounts payable in Aluminum Extrusions decreased by $9.0 million, or 35.4%, due to the timing of aluminum purchases.
-	Accounts payable increased at corporate and other segment businesses by $502,000 due to the normal volatility associated with the timing of payments.
•	Accrued expenses decreased by $2.4 million (7.0%) primarily due to the payment of year end performance-based incentive accruals.
•
Net deferred income tax liabilities in excess of assets increased by $1.8 million and income taxes recoverable decreased slightly to $3.9 million due primarily to non-cash adjustments to deferred taxes for items included in other comprehensive income (loss).

Cash used in operating activities was $1.0 million in the first quarter of 2010 compared with cash provided by operating activities of $33.3 million in 2009.  The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $8.6 million in the first quarter of 2010 compared with $10.6 million in the first quarter of 2009.  Cash used in investing activities in 2010 includes capital expenditures and the purchase of the assets of Bright View.

Net cash flow used in financing activities was $20.0 million in the first quarter of 2010 and related to the repurchase of 1.1 million shares of Tredegar common stock for $18.8 million and the payment of regular quarterly dividends of $1.3 million (4 cents per share).  See the unregistered sales of equity securities and use of proceeds section of Item 2 of Part II on page 27 regarding purchases of our common stock and our outstanding authorization permitting additional purchases as of March 31, 2010.  From April 1, 2010 through April 30, 2010, we have repurchased an additional 171,630 shares of Tredegar common stock for $3.0 million.

Further information on cash flows for the quarters ended March 31, 2010 and 2009 are provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2010 are as follows:

Net Capitalization and Indebtedness as of March 31, 2010
(In Thousands)
Net capitalization:
Cash and cash equivalents	$60,361
Debt:
$300 million revolving credit agreement maturing
December 15, 2010	-
Other debt	1,060
Total debt	1,060
Cash and cash equivalents net of debt	(59,301)
Shareholders' equity	412,899
Net capitalization	$353,598

Indebtedness as defined in revolving credit agreement:
Total debt	$1,060
Face value of letters of credit	6,973
Liabilities relating to derivative financial
instruments, net of cash deposits	7
Indebtedness	$8,040

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $226 million was available to borrow at March 31, 2010 based upon the most restrictive covenants (no amounts borrowed at March 31, 2010).  The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.50x but <= 3x	125	25
> 1.75x but <= 2.50x	100	20
> 1x but <=1.75x	87.5	17.5
<= 1x	75	15

At March 31, 2010, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 75 basis points.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement are presented below along with the related most restrictive covenants.  Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and
Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most
Restrictive Covenants
As of and for the Twelve Months Ended March 31, 2010 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2010:
Net income	$33,246
Plus:
After-tax losses related to discontinued operations	-
Total income tax expense for continuing operations	18,162
Interest expense	774
Charges related to stock option grants and awards accounted for
under the fair value-based method	1,948
Losses related to the application of the equity method of accounting	-
Depreciation and amortization expense for continuing operations	41,193
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $864)	1,930
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(715)
All non-cash gains and income, plus cash gains and income not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $2,909)	(8,158)
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	(3,254)
Adjusted EBITDA as defined in revolving credit agreement	85,126
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(41,193)
Adjusted EBIT as defined in revolving credit agreement	$43,933
Shareholders' equity at March 31, 2010 as defined in revolving credit agreement	$473,877
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.09	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	56.76	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement
($100,000 plus 50% of net income generated after October 1, 2005)	$144,529
Minimum adjusted shareholders' equity permitted ($315,000 plus 50% of
net income generated, to the extent positive, after July 1, 2007)	$352,770
Maximum leverage ratio permitted:
Ongoing	2.75	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

While we had no outstanding borrowings on our $300 million credit facility as of March 31, 2010, noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders.  Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We believe that the existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets.  See the liquidity and capital resources section beginning on page 20 regarding credit agreements and interest rate exposures.

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

Source:  Quarterly averages computed by Tredegar using monthly data provided by Chemical Data Inc. ("CDI").  In January 2005, CDI reflected a 4 cents per pound non-market adjustment based on their estimate of the growth of discounts over the 2000 to 2003 period.  The 4th quarter 2004 average rate of 67 cents per pound is shown on a pro forma basis as if the non-market adjustment was made in October 2004.  In January 2010, CDI reflected a 15 cents per pound non-market adjustment based on their estimate of the growth of discounts over the 2005 to 2009 period.  The 4th quarter 2009 average rate of 61 cents per pound is shown on a pro forma basis as if the non-market adjustment was made in October 2009.

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries.  See Note 7 on page 9 for additional information.

Source:  Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers.  We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $70,000 impact on the continuing monthly operating profit in Aluminum Extrusions.  In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants.  The percentage of sales for manufacturing operations related to foreign markets for the first quarters of 2010 and 2009 are as follows:

Percentage of Net Sales from Manufacturing
Operations Related to Foreign Markets*
	Three Months Ended March 31
	2010		2009
	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations
Canada	7%	-%	7%	-%
Europe	1	17	1	18
Latin America	-	3	-	3
Asia	9	6	4	6
Total	17%	26%	12%	27%

* Based on consolidated net sales from manufacturing operations (excludes Bright View Technologies Corporation and Falling Springs, LLC).

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment.  Exports from the U.S. are generally denominated in U.S. Dollars.  Our foreign currency exposure on income from foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint and the Brazilian Real.

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $350,000 in the first quarter of 2010 compared with the first quarter of 2009.

Trends for the Euro and Chinese Yuan are shown in the chart below:

Source:  Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Item 4.  Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition.  These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the details of purchases of Common Stock under our publicly announced share repurchase program during the first quarter of 2010:

			Total	Maximum
		Average	Number	Number of
		Price Paid	of Shares	Shares at
	Total	Per Share	Purchased	End of Period
	Number of	Before	Since	that May Yet be
	Shares	Broker	Inception of	Purchased Under
Period	Purchased	Commissions	Program (a)	Program (a)
January 2010	201,600	$15.81	1,344,697	3,655,303
February 2010	548,900	16.48	1,893,597	3,106,403
March 2010	380,338	17.16	2,273,935	2,726,065

(a) On January 7, 2008, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding common stock.

Item 6. Exhibits.

Exhibit Nos.

10.19
Severance Agreement, effective as of January 31, 2010, between Tredegar Corporation and Nancy M. Taylor (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed March 5, 2010, and incorporated herein by reference).

31.1
Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	May 5, 2010	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2010	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date:	May 5, 2010	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)