Form 10-Q
period 2010-06-30
TREDEGAR CORP
filed 2010-08-04
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, no par value, outstanding as of July 30, 2010: 31,834,608.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$52,670	$90,663
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,637 in 2010 and $5,299 in 2009	93,167	74,014
Income taxes recoverable	3,687	4,016
Inventories	34,187	35,522
Deferred income taxes	5,912	5,750
Prepaid expenses and other	3,346	5,335
Total current assets	192,969	215,300
Property, plant and equipment, at cost	653,174	674,286
Less accumulated depreciation	441,592	443,410
Net property, plant and equipment	211,582	230,876
Other assets and deferred charges	49,823	45,561
Goodwill and other intangibles	105,685	104,542
Total assets	$560,059	$596,279

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$60,387	$53,770
Accrued expenses	32,495	34,930
Current portion of long-term debt	402	451
Total current liabilities	93,284	89,151
Long-term debt	539	712
Deferred income taxes	52,997	59,052
Other noncurrent liabilities	16,662	18,292
Total liabilities	163,482	167,207
Commitments and contingencies (Notes 1 and 2)
Shareholders' equity:
Common stock, no par value (issued and outstanding - 31,831,708 at June 30, 2010 and 33,887,550 at December 31, 2009)	7,519	41,137
Common stock held in trust for savings restoration plan	(1,327)	(1,322)
Foreign currency translation adjustment	18,786	26,250
Gain (loss) on derivative financial instruments	(202)	758
Pension and other postretirement benefit adjustments	(58,632)	(60,028)
Retained earnings	430,433	422,277
Total shareholders' equity	396,577	429,072
Total liabilities and shareholders' equity	$560,059	$596,279

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009
Revenues and other items:
Sales	$185,031	$158,115	$360,012	$311,181
Other income (expense), net	166	488	222	1,357
	185,197	158,603	360,234	312,538
Costs and expenses:
Cost of goods sold	150,326	125,615	291,698	250,873
Freight	4,747	3,870	8,692	7,099
Selling, general and administrative	17,809	14,267	33,750	29,039
Research and development	3,299	2,999	6,901	5,511
Amortization of intangibles	129	30	217	60
Interest expense	222	184	417	388
Asset impairments and costs associated with exit and
disposal activities	355	(149)	411	1,482
Goodwill impairment charge	-	-	-	30,559
Total	176,887	146,816	342,086	325,011
Income (loss) before income taxes	8,310	11,787	18,148	(12,473)
Income taxes	3,350	5,300	7,406	9,857
Net income (loss)	$4,960	$6,487	$10,742	$(22,330)

Earnings (loss) per share:
Basic	$.15	$.19	$.33	$(.66)
Diluted	$.15	$.19	$.33	$(.66)

Shares used to compute earnings (loss) per share:
Basic	32,260	33,876	32,799	33,871
Diluted	32,450	33,971	32,979	33,871

Dividends per share	$.04	$.04	$.08	$.08

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months
	Ended June 30
	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,742	$(22,330)
Adjustments for noncash items:
Depreciation	21,716	19,663
Amortization of intangibles	217	60
Goodwill impairment charge	-	30,559
Deferred income taxes	(2,436)	2,160
Accrued pension and postretirement benefits	349	(1,267)
Loss on asset impairments and divestitures	355	-
Loss (gain) on sale of assets	(15)	(1,004)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(21,877)	9,732
Inventories	27	8,055
Income taxes recoverable	329	5,995
Prepaid expenses and other	721	2,221
Accounts payable and accrued expenses	5,646	(522)
Other, net	421	(1,333)
Net cash provided by operating activities	16,195	51,989
Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable
of $1,709 in 2009)	(7,629)	(17,348)
Acquisition	(5,500)	-
Proceeds from the sale of assets and property disposals	120	1,118
Net cash used in investing activities	(13,009)	(16,230)
Cash flows from financing activities:
Repurchases of Tredegar common stock	(35,138)	-
Dividends paid	(2,591)	(2,717)
Debt principal payments and financing costs	(2,325)	(21,098)
Proceeds from exercise of stock options	247	187
Net cash used in financing activities	(39,807)	(23,628)
Effect of exchange rate changes on cash	(1,372)	552
Increase (decrease) in cash and cash equivalents	(37,993)	12,683
Cash and cash equivalents at beginning of period	90,663	45,975
Cash and cash equivalents at end of period	$52,670	$58,658

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders' Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders' Equity
Balance December 31, 2009	$41,137	$422,277	$(1,322)	$26,250	$758	$(60,028)	$429,072
Comprehensive income (loss):
Net income	-	10,742	-	-	-	-	10,742
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $4,021)	-	-	-	(7,464)	-	-	(7,464)
Derivative financial instruments adjustment (net of tax benefit of $585)	-	-	-	-	(960)	-	(960)
Amortization of prior service costs and net gains or losses (net of tax of $785)	-	-	-	-	-	1,396	1,396
Comprehensive income							3,714
Cash dividends declared ($.08 per share)	-	(2,591)	-	-	-	-	(2,591)
Stock-based compensation expense & other	1,282	-	-	-	-	-	1,282
Issuance of common stock upon exercise of stock options (including related income tax benefits of $9)	238	-	-	-	-	-	238
Repurchased 2,124,700 shares of Tredegar common stock	(35,138)	-	-	-	-	-	(35,138)
Tredegar common stock purchased by trust for savings restoration plan	-	5	(5)	-	-	-	-
Balance June 30, 2010	$7,519	$430,433	$(1,327)	$18,786	$(202)	$(58,632)	$396,577

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2010, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, the consolidated cash flows for the six months ended June 30, 2010 and 2009, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2010.  All such adjustments, unless otherwise detailed in the notes to consolidated interim financial statements, are deemed to be of a normal, recurring nature.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2010 shown in the net sales and operating profit by segment table in Note 10 include:

•	Pretax charge of $355,000 for an asset impairment in Film Products;
•
Pretax gain of $120,000 on the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statement of income) at our film products manufacturing facility in Pottsville, Pennsylvania;

•
Pretax loss of $44,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•
Pretax gain of $23,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2010 shown in the net sales and operating profit by segment table in Note 10 include:

•
Pretax gains of $466,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

•	Pretax charge of $355,000 for an asset impairment in Film Products;
•
Pretax gain of $120,000 on the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statement of income) at our film products manufacturing facility in Pottsville, Pennsylvania;

•
Pretax losses of $105,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•	Pretax charge of $56,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2009 shown in the net sales and operating profit by segment table in Note 10 include:

•
Pretax losses of $779,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

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

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2009 shown in the net sales and operating profit by segment table in Note 10 include:

•
Pretax charges of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•
Pretax losses of $1.4 million for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

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

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the six months ended June 30, 2010 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2009	$823	$3,158	$3,981
Changes in 2010:
Charges	56		56
Cash spent	(480)	(777)	(1,257)
Balance at June 30, 2010	$399	$2,381	$2,780

(a) Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

Results for 2009 also include a pretax gain of $404,000 on the sale of corporate real estate in the first quarter.  This gain is included in “Other income (expenses), net” in the consolidated statements of income.

Income taxes for the first six months of 2010 include the partial reduction of a valuation allowance of $137,000 (a reduction of the allowance of $168,000 in the first quarter and an increase of the allowance of $31,000 in the second quarter) related to expected limitations on the utilization of assumed capital losses on certain investments that was recognized in the prior years.  Income taxes for the first six months of 2009 include the recognition of a valuation allowance of $3.7 million ($1.8 million in the second quarter) related to the expected limitations on the utilization of assumed capital losses on certain investments.

3.
On June 21, 2010, we entered into a $300 million four-year, unsecured revolving credit facility (the “Credit Agreement”), with an option to increase that amount by an additional $75 million.  The Credit Agreement replaces our previous five-year, unsecured revolving credit facility that was due to expire on December 15, 2010.  There were no outstanding borrowings under the previous revolving credit facility when it was replaced.

Borrowings under the Credit Agreement bear an interest rate of LIBOR plus a credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted-EBITDA levels as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

The most restrictive covenants in the Credit Agreement include:

•	Maximum aggregate dividends over the term of the Credit Agreement of $100 million plus, beginning with the fiscal quarter ending March 31, 2010, 50% of net income;
•
Minimum shareholders’ equity at any point during the term of the Credit Agreement of at least $300 million increased on a cumulative basis at the end of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2010, by an amount equal to 50% of net income (to the extent positive);

•	Maximum indebtedness-to-adjusted EBITDA of 3.0x; and
•	Minimum adjusted EBIT-to-interest expense of 2.5x.

4.
We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year).  Our reporting units include Film Products and Aluminum Extrusions, each of which have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).  We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples.  Based on the severity of the economic downturn in 2009 and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with 2008), the resulting operating loss, possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed.  Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions.  This impairment charge represented the entire amount of goodwill associated with the Aluminum Extrusions reporting unit.

5.            The components of inventories are as follows:

	June 30,	December 31,
(In Thousands)	2010	2009
Finished goods	$6,553	$6,080
Work-in-process	2,475	2,740
Raw materials	11,174	12,249
Stores, supplies and other	13,985	14,453
Total	$34,187	$35,522

6.
Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding.   Diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
(In Thousands)	2010	2009	2010	2009
Weighted average shares outstanding used
to compute basic earnings (loss) per share	32,260	33,876	32,799	33,871
Incremental dilutive shares attributable to stock
options and restricted stock (a)	190	95	180	-
Shares used to compute diluted earnings (loss)
per share	32,450	33,971	32,979	33,871

(a) The dilutive effect of shares attributed to stock options and restricted stock is not recognized in periods in which a net loss has occurred.

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period.  During the three and six months ended June 30, 2010 and three and six months ended June 30, 2009, 459,067, 464,317, 582,833 and 390,300, respectively, of anti-dilutive options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.	Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $13.6 million at June 30, 2010, compared with $14.5 million at December 31, 2009.  This investment has a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $10.0 million, which represents the amount invested on April 2, 2007.

During the third quarter of 2007, we invested $6.5 million in a privately held specialty pharmaceutical company whose strategy, capabilities and execution have evolved over time from that of a drug delivery company.  In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee.  The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%.  The investment is accounted for under the fair value method.  We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests.  In 2008, there was a write-up of $5.6 million based on the valuation of our ownership interest implied from a new round of equity financing completed for the investee in the fourth quarter of 2008.  We recognized an additional unrealized gain of $5.1 million in the fourth quarter of 2009 for the estimated appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license.

At June 30, 2010 and December 31, 2009, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $18.2 million.  On the date of our most recent investment (December 15, 2008), we believe that the amount we would be paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors.  Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest.  In addition, the specialty pharmaceutical company currently has no product sales.  Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.  Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting.  For the three and six months ended June 30, 2010, net income recorded by the specialty pharmaceutical company, as reported to us by the investee, was $9.5 million and $11.1 million, respectively, compared to net losses of $1.1 million and $3.4 million for the first three and six months of 2009, respectively.  Operating results for the second quarter and first half of 2010 included $18.3 million and $22.4 million, respectively, in licensing revenues (none in the prior year quarter or year-to-date periods).  Total assets (which included cash and cash equivalents of $37.3 million at June 30, 2010 and $22.8 million at December 31, 2009) were $33.2 million and $28.2 million at June 30, 2010 and December 31, 2009, respectively.

8.
We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specific transactions.  Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value.  A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges are recorded in other comprehensive income (loss).  Gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction.  Such gains and losses are reported on the same line as the underlying hedged item.  Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.  The amount of gains and losses recognized for hedge ineffectiveness was not material to the three and six month periods ended June 30, 2010 and 2009.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs.  If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals.  In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments.  The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $9.3 million (9.8 million pounds of aluminum) at June 30, 2010 and $6.9 million (7.8 million pounds of aluminum) at December 31, 2009.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:			Prepaid expenses
Aluminum futures contracts	Accrued expenses	$196	and other	$1,184
Liability derivatives:
Aluminum futures contracts	Accrued expenses	$586		$-

Derivatives Not Designated as Hedging Instruments
Asset derivatives:			Prepaid expenses
Aluminum futures contracts	Accrued expenses	$145	and other	$614

Liability derivatives:			Prepaid expenses
Aluminum futures contracts	Accrued expenses	$145	and other	$614

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

Gains associated with the aluminum extrusions business of $23,000 and $466,000 were recognized during the three and six month periods ending June 30, 2010, respectively, for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments.  Losses of $779,000 and $1.4 million were recognized during the three and six month periods ending June 30, 2009, respectively, for such timing differences.  The amounts are included in “Plant shutdowns, asset impairments, restructurings and other” in the net sales and operating profit by segment table in Note 10.

We had future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility.  We used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations.  The notional amount of this foreign currency forward was $1.6 million at December 31, 2009.  There were no foreign currency forward contracts outstanding at June 30, 2010.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of December 31, 2009 (none at June 30, 2010):

	June 30, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:			Prepaid expenses
Foreign currency forward contracts		$-	and other	$35

Derivatives Not Designated as Hedging Instruments
Liability derivatives:
Foreign currency forward contracts		$-	Accrued expenses	$41

           We receive Euro-based royalty payments relating to our operations in Europe.  We use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates.  The outstanding notional amount on these collars was $6.8 million at June 30, 2010, and these outstanding currency collar options will expire at quarterly intervals through December 2010.  The table below summarizes our open currency option positions at June 30, 2010:

		U.S. Dollar Equivalent Strike Prices of Options Bought and Sold on USD/EUR
Period Covered by Contract	Notional Amount (In Thousands)	Call Options Sold	Put Options Bought
3rd Qtr 2010	$3,400	$1.27	$1.20
4th Qtr 2010	3,400	1.27	1.20

The table below summarizes the location and gross amounts of foreign currency option contract fair values in the consolidated balance sheets as of June 30, 2010 (none as of December 31, 2009):

	June 30, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses
Foreign currency option contracts	and other	$116		$-

Liability derivatives:	Prepaid expenses
Foreign currency option contracts	and other	$66		$-

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

The effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2010 and 2009 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Three Months Ended June 30,
	2010	2009	2010	2009
Amount of pre-tax gain (loss) recognized in
other comprehensive income	$(928)	$1,367	$50	$(49)
Location of gain (loss) reclassified from
accumulated other comprehensive income	Cost of	Cost of
into net income (effective portion)	sales	sales

Amount of pre-tax gain (loss) reclassified
from accumulated other comprehensive
income to net income (effective portion)	$140	$(4,257)	$-	$-

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Six Months Ended June 30,
	2010	2009	2010	2009
Amount of pre-tax gain (loss) recognized in
other comprehensive income	$(1,088)	$(642)	$37	$(249)
Location of gain (loss) reclassified from
accumulated other comprehensive income	Cost of	Cost of
into net income (effective portion)	sales	sales

Amount of pre-tax gain (loss) reclassified
from accumulated other comprehensive
income to net income (effective portion)	$485	$(8,861)	$-	$-

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three and six months ended June 30, 2010 and 2009.  As of June 30, 2010, we expect $236,000 of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months.  For the three and six months ended June 30, 2010 and 2009, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

9.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension		Other Post-Retirement
	Benefits for Three Months		Benefits for Three Months
	Ended June 30		Ended June 30
(In Thousands)	2010	2009	2010	2009
Service cost	$(797)	$(783)	$(18)	$(18)
Interest cost	(3,288)	(3,344)	(122)	(129)
Expected return on plan assets	5,133	5,189	-	-
Amortization of prior service costs, gains or
losses and net transition asset	(1,092)	(305)	9	24
Net periodic benefit income (cost)	$(44)	$757	$(131)	$(123)

	Pension		Other Post-Retirement
	Benefits for Six Months		Benefits for Six Months
	Ended June 30		Ended June 30
(In Thousands)	2010	2009	2010	2009
Service cost	$(1,594)	$(1,566)	$(36)	$(36)
Interest cost	(6,577)	(6,688)	(243)	(257)
Expected return on plan assets	10,265	10,378	-	-
Amortization of prior service costs, gains or
losses and net transition asset	(2,182)	(610)	18	46
Net periodic benefit income (cost)	$(88)	$1,514	$(261)	$(247)

We contributed $129,000 to our pension plans in 2009 and expect to contribute a similar amount in 2010.  We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $282,000 for the year ended December 31, 2009.

10.
In February 2010, we added a fourth segment, Other, comprised of the start-up operations of Bright View Technologies Corporation (“Bright View”) and Falling Springs, LLC (“Falling Springs”).  Bright View, whose assets were acquired on February 3, 2010, is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets.  Falling Springs develops, owns and operates multiple mitigation banks.  Through the establishment of perpetual easements to restore, enhance and preserve wetland, stream or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.  In 2009, net sales and income (loss) from ongoing operations for Falling Springs (which were immaterial) have been included in “Corporate expense, net” and identifiable assets for this business have been included in “General corporate” in order to reflect the strategic view and structure of operations during this time period.

Information by business segment is reported below.  There are no accounting transactions between segments and no allocations to segments.  Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.  The following table presents net sales and operating profit by segment for the three and six months ended June 30, 2010 and 2009.

	Three Months		Six Months
	Ended June 30		Ended June 30
(In Thousands)	2010	2009	2010	2009
Net Sales
Film Products	$126,499	$107,804	$252,367	$212,587
Aluminum Extrusions	52,671	46,441	97,470	91,495
Other	1,114	-	1,483	-
Total net sales	180,284	154,245	351,320	304,082
Add back freight	4,747	3,870	8,692	7,099
Sales as shown in the Consolidated Statements of Income	$185,031	$158,115	$360,012	$311,181

Operating Profit (Loss)
Film Products:
Ongoing operations	$14,604	$14,214	$32,904	$27,228
Plant shutdowns, asset impairments, restructurings and other	(279)	149	(396)	(660)

Aluminum Extrusions:
Ongoing operations	235	634	(2,758)	(1,163)
Goodwill impairment charge	-	-	-	(30,559)
Plant shutdowns, asset impairments, restructurings and other	23	(328)	466	(1,306)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	-	-	150

Other:
Ongoing operations	(1,458)	-	(2,094)	-
Total	13,125	14,669	28,122	(6,310)
Interest income	166	175	334	434
Interest expense	222	184	417	388
Gain on sale of corporate assets	-	-	-	404
Stock option-based compensation costs	494	541	1,012	803
Corporate expenses, net	4,265	2,332	8,879	5,810
Income (loss) before income taxes	8,310	11,787	18,148	(12,473)
Income taxes	3,350	5,300	7,406	9,857
Net income (loss)	$4,960	$6,487	$10,742	$(22,330)

The following table presents identifiable assets by segment at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(In Thousands)	2010	2009
Film Products	$363,549	$371,639
Aluminum Extrusions	83,001	82,429
AFBS (formerly Therics)	1,147	1,147
Other	15,730	-
Subtotal	463,427	455,215
General corporate	43,962	50,401
Cash and cash equivalents	52,670	90,663
Total	$560,059	$596,279

11.
The effective tax rate for the first six months of 2010 was 40.8% compared to (79.0)% for the first six months of 2009.  The significant differences between the U.S. federal statutory rate and the effective income tax rates for the six months ended June 30, 2010 and 2009 are as follows:

	Percent of Income (Loss)
	Before Income Taxes
Six Months Ended June 30	2010	2009
Income tax expense at federal statutory rate	35.0	35.0
Reserve for uncollectible tax indemnification receivable	4.1	-
Unremitted earnings from foreign operations	2.9	(5.6)
Income tax contingency accruals/reversals	1.5	-
State taxes, net of federal income tax benefit	1.4	(1.7)
Non-deductible expenses	0.2	(0.2)
Valuation allowance for foreign operating loss carry-forwards	0.2	(0.5)
Goodwill impairment charge	-	(85.8)
Research and development tax credit	-	0.9
Valuation allowance for capital loss carry-forwards	(0.8)	(30.0)
Domestic production activities deduction	(1.2)	-
Foreign rate differences	(1.7)	8.8
Other	(0.8)	0.1
Effective income tax rate	40.8	(79.0)

A reconciliation of our unrecognized uncertain tax positions for the six month periods ended June 30, 2010 and 2009 are shown below:

	Six Months Ended
	June 30
(In Thousands)	2010	2009
Balance at beginning of period	$996	$2,553
Increase (decrease) due to tax
positions taken in:
Current period	34	48
Prior period	-	10
Increase (decrease) due to settlements
with taxing authorities	-	(1,440)
Reductions due to lapse of statute
of limitations	-	-
Balance at end of period	$1,030	$1,171

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

12.
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

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for such transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year.  We do not anticipate that the adoption of these new disclosures and clarifications of existing disclosures will materially expand our current financial statement footnote disclosures.

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

Item2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,”  “may” and similar expressions, we do so to identify forward-looking statements.  Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  Factors that could cause actual results to differ from expectations include, without limitation: Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction, distribution and transportation industries, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports we file with or furnish to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K (the “2009 Form 10-K”) filed with the SEC.  Readers are urged to review and consider carefully the disclosures we make in our 2009 Form 10-K.  We do not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

Second-quarter 2010 net income was $5.0 million (15 cents per share) compared with $6.5 million (19 cents per share) in the second quarter of 2009.  Net income for the first six months of 2010 was $10.7 million (33 cents per share) compared with a net loss of $22.3 million (66 cents per share) in the first six months of 2009.  Results for the first six months of 2009 include a non-cash goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 4 on page 9).  Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 6.

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.  The following tables present Tredegar’s net sales and operating profit by segment for the second quarter and six months ended June 30, 2010 and 2009:

	Three Months		Six Months
	Ended June 30		Ended June 30
(In Thousands)	2010	2009	2010	2009
Net Sales
Film Products	$126,499	$107,804	$252,367	$212,587
Aluminum Extrusions	52,671	46,441	97,470	91,495
Other	1,114	-	1,483	-
Total net sales	180,284	154,245	351,320	304,082
Add back freight	4,747	3,870	8,692	7,099
Sales as shown in the Consolidated Statements of Income	$185,031	$158,115	$360,012	$311,181

Operating Profit (Loss)
Film Products:
Ongoing operations	$14,604	$14,214	$32,904	$27,228
Plant shutdowns, asset impairments, restructurings and other	(279)	149	(396)	(660)

Aluminum Extrusions:
Ongoing operations	235	634	(2,758)	(1,163)
Goodwill impairment charge	-	-	-	(30,559)
Plant shutdowns, asset impairments, restructurings and other	23	(328)	466	(1,306)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	-	-	-	150

Other:
Ongoing operations	(1,458)	-	(2,094)	-
Total	13,125	14,669	28,122	(6,310)
Interest income	166	175	334	434
Interest expense	222	184	417	388
Gain on sale of corporate assets	-	-	-	404
Stock option-based compensation costs	494	541	1,012	803
Corporate expenses, net	4,265	2,332	8,879	5,810
Income (loss) before income taxes	8,310	11,787	18,148	(12,473)
Income taxes	3,350	5,300	7,406	9,857
Net income (loss)	$4,960	$6,487	$10,742	$(22,330)

Film Products.  Second-quarter net sales (sales less freight) in Film Products were $126.5 million, an increase of 17.3% from $107.8 million in the second quarter of 2009, and operating profit from ongoing operations increased to $14.6 million in the second quarter of 2010 from $14.2 million in 2009.  Volume was 53.9 million pounds in the second quarter of 2010, an increase of 8.7% from 49.6 million pounds in the second quarter of 2009.

Second-quarter net sales increased primarily due to higher volumes, most notably in surface protection and personal care materials, a more favorable sales mix in the second quarter of 2010 compared to the second quarter of 2009, and increased selling prices as a result of the pass-through of higher average resin costs to customers.  Strong demand in the LCD (liquid crystal display) market continues to be the primary catalyst for increased volumes in higher-value surface protection materials.  Operating profit from ongoing operations, which continues to fluctuate quarter to quarter, increased slightly in the second quarter of 2010 compared to the prior year.  This increase was primarily due to the favorable impact of increased sales volumes in surface protection and personal care materials, partially offset by the unfavorable effect of the lag in the pass-through of higher resin costs as average resin prices continued to increase in the second quarter of 2010.  We estimate that the impact of the quarterly lag in the pass-through of average resin costs on operating profits from ongoing operations was a negative $2.7 million in the second quarter of 2010 and was not significant in the second quarter of 2009.  In addition, selling, general and administrative expenses increased in the second quarter in support of key products and programs.  Operating profits in the second quarter of 2010 were also adversely affected by initial production inefficiencies associated with internal realignments to match capacity with growing customer demand.

Net sales in Film Products for the first six months of 2010 were $252.4 million, an increase of 18.7% from $212.6 million in the first six months of 2009.  Operating profit from ongoing operations was $32.9 million in the first six months of 2010, an increase of 20.8% from $27.2 million in the first six months of last year.  Volume was 108.8 million pounds in the first six months of 2010, up 10.0% from 98.9 million pounds in the first six months of 2009.

Net sales for the six months ended June 30, 2010 increased in comparison to the same period in the prior year primarily due to the higher volumes noted above.  Operating profit from ongoing operations for the first half of 2010 increased 20.8% from the same period in the prior year, primarily due to higher sales volumes in personal care and surface protection materials, partially offset by the unfavorable impact of the lag in the pass-through of higher resin costs in 2010.  The estimated impact of the resin pass-through lag was a negative $5.0 million for the first six months of 2010 versus a favorable $3.0 million for the first six months of 2009.

Capital expenditures in Film Products were $5.8 million in the first half of 2010 compared with $7.1 million in the first half of last year.  Film Products currently projects that capital expenditures will be approximately $18 million in 2010.  Depreciation expense was $16.8 million in the first half of 2010 and $15.9 million in the first half of 2009, and is projected to be approximately $35 million in 2010.

Aluminum Extrusions. Second-quarter net sales in Aluminum Extrusions were $52.7 million, an increase of 13.4% from $46.4 million in the second quarter of 2009.  Operating profit from ongoing operations was $235,000 for the second quarter of 2010, down from operating profit of $634,000 for the second quarter of 2009.  Volume increased to 24.8 million pounds in the second quarter of 2010 from 24.2 million pounds in the second quarter of 2009.

Net sales in Aluminum Extrusions for the first six months of 2010 increased 6.5% to $97.5 million from $91.5 million in the first six months of 2009.  Operating losses from ongoing operations were $2.8 million for the first six months of 2010, a $1.6 million change from operating losses of $1.2 million for the same period in 2009.  Volume was 45.9 million pounds in the first six months of 2010, down 3.7% from 47.7 million pounds in the first six months of 2009.

Net sales in the second quarter and first half of 2010 increased in comparison to 2009 due to higher average selling prices driven by an increase in aluminum prices.  Second-quarter net sales were also favorably impacted by a slight uptick in volumes.  Sales volume in the first six months of 2010 continued to be lower than volume in the comparable prior year period as extremely challenging conditions in nonresidential construction led to a decline in volumes of approximately 10% in this market segment.  The unfavorable change in the operating income from ongoing operations reported for 2010 compared with 2009 reflects lower margins resulting from a less favorable sales mix.

As described in Note 4 on page 9, we recognized a non-cash goodwill impairment charge of $30.6 million ($30.6 million after tax) in Aluminum Extrusions in the first quarter of 2009.

Capital expenditures for Aluminum Extrusions were $1.6 million in the first six months of 2010 compared with $8.5 million in the same period of last year.  Prior year capital expenditures were primarily related to the installation of a new large extrusion press at the Carthage, Tennessee manufacturing facility.  Capital expenditures are projected to be approximately $4.4 million in 2010.  Depreciation expense was

$4.7 million in the first half of 2010 compared with $3.8 million in the first half of 2009, and is projected to be approximately $9.1 million in 2010.

Other.   In February 2010, we reported a fourth segment, Other, comprised of the start-up operations of Bright View Technologies Corporation (“Bright View”) and Falling Springs, LLC (“Falling Springs”).  We acquired the assets of Bright View, a late-stage developmental company, on February 3, 2010.  Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets.  Falling Springs develops, owns and operates multiple mitigation banks.  Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View is a late-stage developmental company and Falling Springs’ revenue can vary based upon the timing of developmental projects within its market. Operating losses from ongoing operations were $1.5 million in the second quarter of 2010 and $2.1 million in the first half of 2010.

Other Items. Pension expense was $44,000 in the second quarter of 2010 and $88,000 in the first six months of 2010, an unfavorable change of $801,000 and $1.6 million, respectively, from net pension income recognized in comparable periods of 2009.  Most of the  pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table.  Corporate expenses, net increased in 2010 versus 2009 primarily due to the unfavorable impact of pension expense noted above and the timing of adjustments for certain performance-based incentive compensation programs.

In June 2010, we entered into a new four-year, $300 million unsecured revolving credit facility, which replaced our previous revolving credit facility that was due to expire on December 15, 2010.  Interest expense, which includes the amortization of debt issue costs, increased $38,000 in the second quarter of 2010 compared to the second quarter of 2009.

The effective tax rate was 40.8% in the first half of 2010 compared to (79.0)% in the first half of 2009.  The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 11 on page 16.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 26.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles.  We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in Part II, Item 7 of our 2009 Form 10-K, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies.  These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits (expense) and income taxes.  These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition.  Since December 31, 2009, there have been no changes in these policies that have had a material impact on results of operations or financial position.  See Note 2 on page 6 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during 2010 and the comparable period in 2009.

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

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for such transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year.  We do not anticipate that the adoption of these new disclosures and clarifications of existing disclosures will materially expand our current financial statement footnote disclosures.

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

Results of Operations

Second Quarter 2010 Compared with Second Quarter 2009

Overall, sales in the second quarter of 2010 increased by 17.0% compared with 2009.   Net sales (sales less freight) increased 17.3% in Film Products primarily due to strong demand for surface protection materials, volume improvements in personal care materials and higher pricing related to the pass-through of higher average resin prices to customers.  Net sales increased 13.4% in Aluminum Extrusions due to higher average selling prices driven by an increase in average aluminum costs and slightly higher volumes.  For more information on net sales and volume, see the executive summary beginning on page 18.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 16.2% in the second quarter of 2010 from 18.1% in 2009.  The gross profit margin percentage decreased in Film Products primarily due to the unfavorable impact of the lag in the pass-through of higher resin costs as average resin prices continued to increase in the second quarter of 2010 and initial production inefficiencies associated with internal realignments to match capacity with growing customer demand.  Gross profit margin in Aluminum Extrusions decreased as a result of a less favorable sales mix.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.4% in the second quarter of 2010, up from 10.9% in the second quarter of last year.  The increase can be attributed to higher selling, general and administrative expenses from proactively supporting key products and programs as well as the timing of accruals for certain performance-based incentive compensation programs.

 Plant shutdowns, asset impairments and restructurings in the second quarter of 2010 shown in the segment operating profit table on page 19 include:

•	Pretax charge of $355,000 for an asset impairment in Film Products;
•
Pretax gain of $120,000 on the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statement of income) at our film products manufacturing facility in Pottsville, Pennsylvania;

•
Pretax loss of $44,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•
Pretax gain of $23,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail).

Plant shutdowns, asset impairments and restructurings in the second quarter of 2009 shown in the segment operating profit table on page 19 include:

•
Pretax losses of $779,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $166,000 and $175,000 in the second quarters of 2010 and 2009, respectively.  Interest expense, which includes the amortization of debt issue costs, increased to $222,000 in the second quarter of 2010 from $184,000 in the prior year period.

Average debt outstanding and interest rates were as follows:

	Three Months
	Ended June 30
(In Millions)	2010	2009
Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR plus a
credit spread:
Average outstanding debt balance	$-	$3.8
Average interest rate	n/a	1.3%
Fixed-rate and other debt:
Average outstanding debt balance	$1.0	$1.6
Average interest rate	3.6%	2.5%
Total debt:
Average outstanding debt balance	$1.0	$5.4
Average interest rate	3.6%	1.7%

The effective tax rate used to compute income taxes was 40.3% for the second quarter of 2010 compared to 45.0% for the second quarter of 2009. The change in the effective tax rate for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year.  The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 11 on page 16.

First Six Months of 2010 Compared with First Six Months of 2009

Overall, sales in the first six months of 2010 increased by 15.7% compared with 2009.   Net sales (sales less freight) increased 18.7% in Film Products primarily due to strong demand for surface protection materials and volume improvements in personal care materials.  Net sales increased 6.5% in Aluminum Extrusions due to higher average selling prices driven by an increase in average aluminum costs.  For more information on net sales and volume, see the executive summary beginning on page 18.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 16.6% in the first six months of 2010 from 17.1% in 2009.  The gross profit margin increased in Film Products primarily due to the positive impact of increased sales volumes for higher-value surface protection materials noted above, partially offset by the unfavorable effect of the lag in the pass-through of higher average resin costs.  Consistent with the quarter-to-date period, gross margin in Aluminum Extrusions decreased primarily as a result of a less favorable sales mix.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.3% in the first six months of 2010 compared to 11.1% in 2009.

Plant shutdowns, asset impairments and restructurings in the first six months of 2010 shown in the segment operating profit table on page 19 include:

•
Pretax gains of $466,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

•	Pretax charge of $355,000 for an asset impairment in Film Products;
•
Pretax gain of $120,000 on the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statement of income) at our film products manufacturing facility in Pottsville, Pennsylvania;

•
Pretax losses of $105,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•	Pretax charge of $56,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Plant shutdowns, asset impairments and restructurings in the first six months of 2009 shown in the segment operating profit table on page 19 include:

•
Pretax charges of $1.6 million for severance and other employee-related costs in connection with restructurings in Film Products ($1.1 million), Aluminum Extrusions ($369,000) and corporate headquarters ($178,000, included in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10);

•
Pretax losses of $1.4 million for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $334,000 in the first six months of 2010 and $434,000 in 2009.  Interest expense, which includes the amortization of debt issue costs, was $417,000 in the first six months of 2010 compared to $388,000 for the same period in 2009.

Average debt outstanding and interest rates were as follows:

	Six Months
	Ended June 30
(In Millions)	2010	2009
Floating-rate debt with interest charged on a
rollover basis at one-month LIBOR plus a
credit spread:
Average outstanding debt balance	$-	$10.0
Average interest rate	n/a	1.2%
Fixed-rate and other debt:
Average outstanding debt balance	$1.1	$1.6
Average interest rate	3.4%	2.4%
Total debt:
Average outstanding debt balance	$1.1	$11.6
Average interest rate	3.4%	1.4%

The effective tax rate used to compute income taxes was 40.8% in the first six months of 2010 compared with (79.0)% in the first six months of 2009.  The significant differences between the U.S.

federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 11 on page 16.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2009 to June 30, 2010 are summarized below:

•	Accounts receivable increased $19.2 million (25.9%).
-
Accounts receivable in Film Products increased by $9.0 million.  Days sales outstanding (“DSO”) increased to 47 at June 30, 2010 compared with 43 at December 31, 2009, which is within the range experienced over the past twelve months.

-
Accounts receivable in Aluminum Extrusions increased by $9.2 million.  DSO was 41 at June 30, 2010 compared with 44 at December 31, 2009, which is within the range experienced over the past twelve months.

-	Accounts receivable in Other increased $1.0 million primarily as a result of timing of sales.
•	Inventories decreased $1.3 million (3.8%).
-	Inventories in Film Products increased by approximately $3.2 million. The increase can be attributed to increased demand for surface protection and personal care materials.
-	Inventories in Aluminum Extrusions decreased by approximately $4.6 million. The decrease can be primarily attributed to efforts to reduce inventory levels in light of current economic conditions.
•
Net property, plant and equipment decreased $19.3 million (8.4%) due primarily to depreciation of $21.7 million, capital expenditures of $7.6 million, machinery and equipment of $3.1 million acquired as part of the Bright View transaction and a change in the value of the U.S. Dollar relative to foreign currencies (decrease of approximately $7.8 million).

•
Goodwill and other intangibles increased by $1.1 million (1.1%) primarily due to the acquisition of the assets of Bright View, partially offset by changes in the value of the U.S. Dollar relative to foreign currencies ($1.3 million decrease).  Identifiable intangible assets purchased as a part of the acquisition were $2.4 million.  There was no goodwill recorded from the acquisition of the assets of Bright View.

•
Other assets increased by $4.3 million (9.4%) primarily due to additional investments in mitigation banking properties and an increase in deferred debt issuance costs related to the completion of our new revolving credit facility in June 2010.

•	Accounts payable increased by $6.6 million (12.3%).
-	Accounts payable in Film Products increased by $7.7 million, or 28.1%, primarily due to higher sales volume and higher average resin costs.
-	Accounts payable in Aluminum Extrusions decreased by $1.6 million, or 6.5%, due to the timing of aluminum purchases.
-	Accounts payable increased in corporate and other segment businesses by $532,000 due to the normal volatility associated with the timing of payments.
•	Accrued expenses decreased by $2.4 million (7.0%) primarily due to the payment of year end performance-based incentive accruals.
•
Net deferred income tax liabilities in excess of assets decreased by $6.2 million due primarily to non-cash adjustments to deferred taxes for items included in other comprehensive income (loss). Income taxes recoverable decreased $329,000 to $3.7 million at June 30, 2010.

Cash provided by operating activities was $16.2 million in the first half of 2010 compared with $52.0 million in the first half of 2009.  The change is primarily related to volatility of working capital components.

Cash used in investing activities was $13.0 million in the first half of 2010, compared with $16.2 million in the first half of 2009.  Cash used in investing activities in 2010 includes capital expenditures and the purchase of the assets of Bright View.

Net cash flow used in financing activities was $39.8 million in the first half of 2010, which is primarily due to the repurchase of 2.1 million shares of Tredegar common stock for $35.1 million, the payment of regular quarterly dividends of $2.6 million (8 cents per share) and the payment of debt issuance costs of $2.1 million related to our new revolving credit facility.  See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II on page 33 regarding purchases of our common stock and our outstanding authorization permitting additional purchases as of June 30, 2010.  From July 1, 2010 through July 31, 2010, repurchases of additional shares of Tredegar common stock were not significant.

Further information on cash flows for the six months ended June 30, 2010 and 2009 are provided in the consolidated statements of cash flows on page 4.

In June 2010, we entered into a new $300 million four-year, unsecured revolving credit facility, which replaced our previous revolving credit facility that was due to expire on December 15, 2010.  Net capitalization and indebtedness as defined under our revolving credit agreement as of June 30, 2010 are as follows:

Net Capitalization and Indebtedness as of June 30, 2010
(In Thousands)
Net capitalization:
Cash and cash equivalents	$52,670
Debt:
$300 million revolving credit agreement maturing
June 21, 2014	-
Other debt	941
Total debt	941
Cash and cash equivalents net of debt	(51,729)
Shareholders' equity	396,577
Net capitalization	$344,848

Indebtedness as defined in revolving credit agreement:
Total debt	$941
Face value of letters of credit	8,133
Liabilities relating to derivative financial
instruments, net of cash deposits	390
Indebtedness	$9,464

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $253 million was available to borrow at June 30, 2010.

The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted	Credit Spread	Commitment
EBITDA Ratio	Over LIBOR	Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At June 30, 2010, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

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
As of and for the Twelve Months Ended June 30, 2010 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2010:
Net income	$31,719
Plus:
After-tax losses related to discontinued operations	-
Total income tax expense for continuing operations	16,212
Interest expense	812
Depreciation and amortization expense for continuing operations	42,207
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns,
asset impairments and/or restructurings (cash-related of $864)	2,329
Charges related to stock option grants and awards accounted for
under the fair value-based method	1,901
Losses related to the application of the equity method of accounting	-
Losses related to adjustments in the estimated fair value of assets
accounted for under the fair value method of accounting	-
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(706)
All non-cash gains and income, plus cash gains and income in excess of
$10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset
impairments and/or restructurings	-
Income related to changes in estimates for stock option grants and
awards accounted for under the fair value-based method	-
Income related to the application of the equity method of accounting	(34)
Income related to adjustments in the estimated fair value of assets
accounted for under the fair value method of accounting	(5,100)
Plus cash dividends declared on investments accounted for under the
equity method of accounting	31
Plus or minus, as applicable, pro forma EBITDA adjustments associated
with acquisitions and asset dispositions	(1,703)
Adjusted EBITDA as defined in revolving credit agreement	87,668
Less: Depreciation and amortization expense for continuing operations
(including pro forma for acquisitions and asset dispositions)	(42,207)
Adjusted EBIT as defined in revolving credit agreement	$45,461
Shareholders' equity at June 30, 2010 as defined in revolving credit agreement	$396,577
Computations of leverage and interest coverage ratios as defined in revolving credit agreement:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.11	x
Interest coverage ratio (adjusted EBIT-to-interest expense)	55.99	x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement
($100,000 plus 50% of net income generated beginning January 1, 2010)	$105,371
Minimum adjusted shareholders' equity permitted ($300,000 plus 50% of
net income generated, to the extent positive, beginning January 1, 2010)	$305,371
Maximum leverage ratio permitted:
Ongoing	3.00	x
Pro forma for acquisitions	2.50	x
Minimum interest coverage ratio permitted	2.50	x

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets.  See the liquidity and capital resources section beginning on page 26 regarding credit agreements and interest rate exposures.

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

See the executive summary beginning on page 18 for discussion regarding the impact of the lag in the pass-through of resin price changes.  The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers.  We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $70,000 impact on the monthly operating profit for our U.S. operations in Aluminum Extrusions.  In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

Source:  Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants.  The percentage of net sales (sales less freight) for manufacturing operations related to foreign markets for the first six months of 2010 and 2009 are as follows:

Percentage of Net Sales from Manufacturing
Operations Related to Foreign Markets*
	Six Months Ended June 30
	2010		2009
	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations
Canada	7%	-%	7%	-%
Europe	1	16	1	18
Latin America	-	3	-	3
Asia	9	5	5	6
Total	17%	24%	13%	27%

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

In Film Products, where we typically are able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $303,000 in the second quarter of 2010 compared with the second quarter of 2009, and a negative impact of approximately $47,000 in the first six months of 2010 compared with the first six months of 2009.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth the details of purchases of Common Stock under our publicly announced share repurchase program during the first half of 2010:

			Total	Maximum
		Average	Number	Number of
		Price Paid	of Shares	Shares at
	Total	Per Share	Purchased	End of Period
	Number of	Before	Since	that May Yet be
	Shares	Broker	Inception of	Purchased Under
Period	Purchased	Commissions	Program (a)	Program (a)
January 2010	201,600	$15.81	1,344,697	3,655,303
February 2010	548,900	16.48	1,893,597	3,106,403
March 2010	380,338	17.16	2,273,935	2,726,065
April 2010	171,630	17.20	2,445,565	2,554,435
May 2010	537,302	16.28	2,982,867	2,017,133
June 2010	284,930	16.28	3,267,797	1,732,203

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

32.1
Certification of Nancy M. Taylor, President and Chief Executive Officer  (Principal Executive Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Tredegar Corporation
(Registrant)

Date:	August 4, 2010	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2010	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 4, 2010	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)