Form 10-Q
period 2010-09-30
TREDEGAR CORP
filed 2010-11-03
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock, no par value, outstanding as of October 31, 2010: 31,855,324.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$61,630	$90,663
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,967 in 2010 and $5,299 in 2009	98,107	74,014
Income taxes recoverable	3,453	4,016
Inventories	39,049	35,522
Deferred income taxes	6,331	5,750
Prepaid expenses and other	4,217	5,335

Total current assets	212,787	215,300

Property, plant and equipment, at cost	670,608	674,286
Less accumulated depreciation	458,258	443,410

Net property, plant and equipment	212,350	230,876

Other assets and deferred charges	49,267	45,561
Goodwill and other intangibles	106,426	104,542

Total assets	$580,830	$596,279

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,744	$53,770
Accrued expenses	34,198	34,930
Current portion of long-term debt	564	451

Total current liabilities	99,506	89,151

Long-term debt	235	712
Deferred income taxes	53,490	59,052
Other noncurrent liabilities	14,762	18,292

Total liabilities	167,993	167,207

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 31,847,874 at September 30, 2010 and 33,887,550 at December 31, 2009)	9,373	41,137
Common stock held in trust for savings restoration plan	(1,329)	(1,322)
Foreign currency translation adjustment	24,190	26,250
Gain (loss) on derivative financial instruments	196	758
Pension and other postretirement benefit adjustments	(57,722)	(60,028)
Retained earnings	438,129	422,277

Total shareholders’ equity	412,837	429,072

Total liabilities and shareholders’ equity	$580,830	$596,279

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenues and other items:
Sales	$197,518	$175,662	$557,530	$486,843
Other income (expense), net	814	300	1,036	1,657

	198,332	175,962	558,566	488,500

Costs and expenses:
Cost of goods sold	158,648	135,779	450,346	386,652
Freight	5,068	4,692	13,760	11,791
Selling, general and administrative	16,758	16,152	50,508	45,191
Research and development	5,102	2,469	12,003	7,980
Amortization of intangibles	125	30	342	90
Interest expense	358	197	775	585
Asset impairments and costs associated with exit and disposal activities	109	—	520	1,482
Goodwill impairment charge	—	—	—	30,559

Total	186,168	159,319	528,254	484,330

Income before income taxes	12,164	16,643	30,312	4,170
Income taxes	3,196	5,647	10,602	15,504

Net income (loss)	$8,968	$10,996	$19,710	$(11,334)

Earnings (loss) per share:
Basic	$.28	$.32	$.61	$(.33)
Diluted	$.28	$.32	$.60	$(.33)

Shares used to compute earnings (loss) per share:
Basic	31,779	33,878	32,455	33,873
Diluted	31,995	33,922	32,648	33,873

Dividends per share	$.04	$.04	$.12	$.12

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net income (loss)	$19,710	$(11,334)
Adjustments for noncash items:
Depreciation	32,316	29,607
Amortization of intangibles	342	90
Goodwill impairment charge	—	30,559
Deferred income taxes	(6,067)	3,647
Accrued pension and postretirement benefits	844	(2,219)
Loss on asset impairments and divestitures	355	—
Gain on sale of assets	(15)	(1,004)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(24,697)	7,087
Inventories	(3,722)	7,088
Income taxes recoverable	563	11,249
Prepaid expenses and other	172	1,466
Accounts payable and accrued expenses	10,340	10,425
Other, net	(523)	(1,154)

Net cash provided by operating activities	29,618	85,507

Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable of $1,709 in 2009)	(13,847)	(25,507)
Acquisition	(5,500)	—
Proceeds from the sale of assets and property disposals	1,724	1,118

Net cash used in investing activities	(17,623)	(24,389)

Cash flows from financing activities:
Repurchases of Tredegar common stock	(35,141)	(1,523)
Dividends paid	(3,865)	(4,071)
Debt principal payments and financing costs	(2,467)	(21,094)
Proceeds from exercise of stock options	463	224

Net cash used in financing activities	(41,010)	(26,464)

Effect of exchange rate changes on cash	(18)	1,424

Increase (decrease) in cash and cash equivalents	(29,033)	36,078
Cash and cash equivalents at beginning of period	90,663	45,975

Cash and cash equivalents at end of period	$61,630	$82,053

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
Balance December 31, 2009	$41,137	$422,277	$(1,322)	$26,250	$758	$(60,028)	$429,072

Comprehensive income (loss):
Net income	—	19,710	—	—	—	—	19,710
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,111)	—	—	—	(2,060)	—	—	(2,060)
Derivative financial instruments adjustment (net of tax benefit of $333)	—	—	—	—	(562)	—	(562)
Amortization of prior service costs and net gains or losses (net of tax of $1,297)	—	—	—	—	—	2,306	2,306

Comprehensive income							19,394
Cash dividends declared ($.12 per share)	—	(3,865)	—	—	—	—	(3,865)
Stock-based compensation expense	2,924	—	—	—	—	—	2,924
Issuance of common stock upon exercise of stock options (including related income tax benefits of $9) & other	453	—	—	—	—	—	453
Repurchased 2,124,900 shares of Tredegar common stock	(35,141)	—	—	—	—	—	(35,141)
Tredegar common stock purchased by trust for savings restoration plan	—	7	(7)	—	—	—	—

Balance September 30, 2010	$9,373	$438,129	$(1,329)	$24,190	$196	$(57,722)	$412,837

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2010, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, the consolidated cash flows for the nine months ended September 30, 2010 and 2009, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2010. All such adjustments, unless otherwise detailed in the notes to consolidated interim financial statements, are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2010 shown in the net sales and operating profit by segment table in Note 10 include:

•	Pretax charge of $109,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gain of $14,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2010 shown in the net sales and operating profit by segment table in Note 10 include:

•

Pretax gains of $480,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

•	Pretax charge of $355,000 for an asset impairment in Film Products;

•	Pretax charge of $165,000 for severance and other employee-related costs in connection with restructurings in Film Products;

•

Pretax gain of $120,000 on the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statement of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

Pretax losses of $105,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia.

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

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2009 shown in the net sales and operating profit by segment table in Note 10 include:

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

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the nine months ended September 30, 2010 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2009	$823	$3,158	$3,981
Changes in 2010:
Charges	165	—	165
Cash spent	(750)	(1,175)	(1,925)

Balance at September 30, 2010	$238	$1,983	$2,221

(a)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

Results for 2009 also include a pretax gain of $404,000 on the sale of corporate real estate in the first quarter. This gain is included in “Other income (expenses), net” in the consolidated statements of income.

Income taxes for the nine months of 2010 include the net increase of a valuation allowance of $166,000 (which includes an increase of $303,000 recognized in the third quarter) related to expected limitations on the utilization of assumed capital losses on certain investments. Income taxes for the first nine months of 2009 include the recognition of a valuation allowance of $3.3 million (including a partial reversal of $476,000 recognized in the third quarter) related to the expected limitations on the utilization of assumed capital losses on certain investments.

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

5.	The components of inventories are as follows:

(In Thousands)	September 30, 2010	December 31, 2009
Finished goods	$6,705	$6,080
Work-in-process	2,812	2,740
Raw materials	14,133	12,249
Stores, supplies and other	15,399	14,453

Total	$39,049	$35,522

6.	Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2010	2009	2010	2009
Weighted average shares outstanding used to compute basic earnings (loss) per share	31,779	33,878	32,455	33,873
Incremental dilutive shares attributable to stock
options and restricted stock (a)	216	44	193	—

Shares used to compute diluted earnings (loss) per share	31,995	33,922	32,648	33,873

(a)	The dilutive effect of shares attributed to stock options and restricted stock is not recognized in periods in which a net loss has occurred.

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2010 and three and nine months ended September 30, 2009, 368,267, 432,300, 709,433 and 496,678, respectively, of anti-dilutive options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.	Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $11.5 million at September 30, 2010, compared with $14.5 million at December 31, 2009. This investment had a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $8.4 million at September 30, 2010 and $10.0 million at December 31, 2009, which represented the amount invested on April 2, 2007. The carrying value at September 30, 2010 reflected Tredegar’s receipt of the first installment of pro-rata investment redemptions that started in the third quarter of 2010. The timing and the amount of future pro-rata investment redemptions were not known as of September 30, 2010. There were no gains or losses associated with our investment in the Harbinger Fund recognized during the three and nine month periods ended September 30, 2010. Gains on our investment in the Harbinger Fund will be recognized when the amounts expected to be collected from our redemption election are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized if management believes it is probable that future cash distributions will not exceed the remaining carrying value.

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

At September 30, 2010 and December 31, 2009, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $18.2 million. On the date of our most recent investment (December 15, 2008), we believe that the amount we would be paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the specialty pharmaceutical company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. For the three and nine months ended September 30, 2010, net income recorded by the specialty pharmaceutical company, as reported to us by the investee, was $74,000 and $11.2 million, respectively, compared to net losses of $1.0 million and $4.4 million for the three and nine months ended September 30, 2009, respectively. Operating results for the third quarter and first nine months of 2010 included $3.3 million and $25.8 million, respectively, in licensing revenues (none in the prior year quarter or year-to-date periods). Total assets (which included cash and cash equivalents of $21.8 million at September 30, 2010 and $22.8 million at December 31, 2009) were $29.5 million and $28.2 million at September 30, 2010 and December 31, 2009, respectively.

8.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specific transactions. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges are recorded in other comprehensive income (loss). Gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the three and nine month periods ended September 30, 2010 and 2009.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.5 million (6.8 million pounds of aluminum) at September 30, 2010 and $6.9 million (7.8 million pounds of aluminum) at December 31, 2009.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$678	and other	$1,184

Liability derivatives:	Prepaid expenses
Aluminum futures contracts	and other	$111		$—

Derivatives Not Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$137	and other	$614

Liability derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$137	and other	$614

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

Gains associated with the aluminum extrusions business of $14,000 and $480,000 were recognized during the three and nine month periods ending September 30, 2010, respectively, for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments. Losses of $111,000 and $1.5 million were recognized during the three and nine month periods ending September 30, 2009, respectively, for such timing differences. The amounts are included in “Plant shutdowns, asset impairments, restructurings and other” in the net sales and operating profit by segment table in Note 10.

We had future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility. We used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations. The notional amount of this foreign currency forward was $1.6 million at December 31, 2009. There were no foreign currency forward contracts outstanding at September 30, 2010.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of December 31, 2009 (none at September 30, 2010):

	September 30, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:			Prepaid expenses
Foreign currency forward contracts		$—	and other	$35

Derivatives Not Designated as Hedging Instruments
Liability derivatives:
Foreign currency forward contracts		$—	Accrued expenses	$41

We receive Euro-based royalty payments relating to our operations in Europe. We use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. The outstanding notional amount on these collars was $3.4 million at September 30, 2010, and these outstanding currency collar options expire at quarterly intervals through December 2010. The table below summarizes our open currency option positions at September 30, 2010:

		U.S. Dollar Equivalent Strike Prices of Options Bought and Sold on USD/EUR
Period Covered by Contract	Notional Amount (In Thousands)	Call Options Sold	Put Options Bought
4th Qtr 2010	$3,400	$1.27	$1.20

The table below summarizes the location and gross amounts of foreign currency option contract fair values in the consolidated balance sheets as of September 30, 2010 (none as of December 31, 2009):

	September 30, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments

Liability derivatives:
Foreign currency option contracts	Accrued expenses	$242		$—

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

The effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2010 and 2009 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Three Months Ended September 30,
	2010	2009	2010	2009
Amount of pre-tax gain (loss) recognized in other comprehensive income	$783	$931	$(341)	$(72)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales		Selling, general & admin. exp.
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(160)	$(1,113)	$(49)	$(95)

	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Nine Months Ended September 30,
	2010	2009	2010	2009
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(305)	$289	$(304)	$(321)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales		Selling, general & admin. exp.
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$325	$(9,974)	$(49)	$(95)

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, we expect $185,000 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and nine months ended September 30, 2010 and 2009, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

9.	The components of net periodic benefit income (cost) for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended September 30		Other Post-Retirement Benefits for Three Months Ended September 30
(In Thousands)	2010	2009	2010	2009
Service cost	$(892)	$(741)	$(21)	$(17)
Interest cost	(3,227)	(3,277)	(107)	(114)
Expected return on plan assets	5,132	5,223	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,421)	(171)	41	49

Net periodic benefit income (cost)	$(408)	$1,034	$(87)	$(82)

	Pension Benefits for Nine Months Ended September 30		Other Post-Retirement Benefits for Nine Months Ended September 30
(In Thousands)	2010	2009	2010	2009
Service cost	$(2,486)	$(2,307)	$(57)	$(53)
Interest cost	(9,804)	(9,965)	(350)	(371)
Expected return on plan assets	15,397	15,601	—	—
Amortization of prior service costs, gains or losses and net transition asset	(3,603)	(781)	59	95

Net periodic benefit income (cost)	$(496)	$2,548	$(348)	$(329)

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

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. The following table presents net sales and operating profit (loss) by segment for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2010	2009	2010	2009
Net Sales
Film Products	$137,325	$123,397	$389,692	$335,984
Aluminum Extrusions	54,629	47,573	152,099	139,068
Other	496	—	1,979	—

Total net sales	192,450	170,970	543,770	475,052
Add back freight	5,068	4,692	13,760	11,791

Sales as shown in the Consolidated Statements of Income	$197,518	$175,662	$557,530	$486,843

Operating Profit (Loss)
Film Products:
Ongoing operations	$17,828	$21,750	$50,732	$48,978
Plant shutdowns, asset impairments, restructurings and other	(109)	—	(505)	(660)

Aluminum Extrusions:
Ongoing operations	140	(927)	(2,618)	(2,090)
Goodwill impairment charge	—	—	—	(30,559)
Plant shutdowns, asset impairments, restructurings and other	14	(111)	480	(1,417)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	—	—	—	150

Other:
Ongoing operations	(840)	—	(2,934)	—

Total	17,033	20,712	45,155	14,402
Interest income	184	215	518	649
Interest expense	358	197	775	585
Gain on sale of corporate assets	—	—	—	404
Stock option-based compensation costs	527	424	1,539	1,227
Corporate expenses, net	4,168	3,663	13,047	9,473

Income before income taxes	12,164	16,643	30,312	4,170
Income taxes	3,196	5,647	10,602	15,504

Net income (loss)	$8,968	$10,996	$19,710	$(11,334)

The following table presents identifiable assets by segment at September 30, 2010 and December 31, 2009:

(In Thousands)	September 30, 2010	December 31, 2009
Film Products	$379,277	$371,639
Aluminum Extrusions	80,445	82,429
AFBS (formerly Therics)	1,147	1,147
Other	16,328	—

Subtotal	477,197	455,215
General corporate	42,003	50,401
Cash and cash equivalents	61,630	90,663

Total	$580,830	$596,279

11.	The effective tax rate for the first nine months of 2010 was 35.0% compared to 371.8% for the first nine months of 2009. The significant differences between the U.S. federal statutory rate and the effective income tax rates for the nine months ended September 30, 2010 and 2009 are as follows:

	Percent of Income (Loss) Before Income Taxes
Nine Months Ended September 30	2010	2009
Income tax expense at federal statutory rate	35.0	35.0
Reserve for uncollectible tax indemnification receivable	2.4	—
Unremitted earnings from foreign operations	1.7	32.4
State taxes, net of federal income tax benefit	.9	6.6
Valuation allowance for capital loss carry-forwards	.6	78.4
Foreign tax rate changes	.5	(3.2)
Valuation allowance for foreign operating loss carry-forwards	.5	(3.3)
Non-deductible expenses	.2	1.0
Goodwill impairment charge	—	256.5
Research and development tax credit	—	(5.5)
Remitted earnings from foreign operations	—	11.5
Foreign rate differences	—	(39.6)
Domestic production activities deduction	(1.2)	—
Changes in estimates related to prior year tax provision	(5.7)	1.3
Other	.1	.7

Effective income tax rate	35.0	371.8

The changes in estimates related to the prior year tax provision for 2010 primarily resulted from a valuation of a 2009 dividend received from a foreign subsidiary, which was less than the amount estimated at December 31, 2009.

A reconciliation of our unrecognized uncertain tax positions for the nine month periods ended September 30, 2010 and 2009 are shown below:

	Nine Months Ended September 30
(In Thousands)	2010	2009
Balance at beginning of period	$996	$2,553
Increase (decrease) due to tax positions taken in:
Current period	52	73
Prior period	395	201
Increase (decrease) due to settlements with taxing authorities	(375)	(1,440)
Reductions due to lapse of statute of limitations	—	—

Balance at end of period	$1,068	$1,387

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

Executive Summary

Third-quarter 2010 net income was $9.0 million (28 cents per share) compared with $11.0 million (32 cents per share) in the third quarter of 2009. Net income for the first nine months of 2010 was $19.7 million (60 cents per share) compared with a net loss of $11.3 million (33 cents per share) in the first nine months of 2009. Results for the first nine months of 2009 include a non-cash goodwill impairment charge of $30.6 million related to our aluminum extrusions business (see Note 4 on page 8). Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 6.

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. The following tables present Tredegar’s net sales and operating profit by segment for the third quarter and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2010	2009	2010	2009
Net Sales
Film Products	$137,325	$123,397	$389,692	$335,984
Aluminum Extrusions	54,629	47,573	152,099	139,068
Other	496	—	1,979	—

Total net sales	192,450	170,970	543,770	475,052
Add back freight	5,068	4,692	13,760	11,791

Sales as shown in the Consolidated Statements of Income	$197,518	$175,662	$557,530	$486,843

Operating Profit (Loss)
Film Products:
Ongoing operations	$17,828	$21,750	$50,732	$48,978
Plant shutdowns, asset impairments, restructurings and other	(109)	—	(505)	(660)

Aluminum Extrusions:
Ongoing operations	140	(927)	(2,618)	(2,090)
Goodwill impairment charge	—	—	—	(30,559)
Plant shutdowns, asset impairments, restructurings and other	14	(111)	480	(1,417)

AFBS:
Gain on sale of investments in Theken Spine and Therics, LLC	—	—	—	150

Other:
Ongoing operations	(840)	—	(2,934)	—

Total	17,033	20,712	45,155	14,402
Interest income	184	215	518	649
Interest expense	358	197	775	585
Gain on sale of corporate assets	—	—	—	404
Stock option-based compensation costs	527	424	1,539	1,227
Corporate expenses, net	4,168	3,663	13,047	9,473

Income before income taxes	12,164	16,643	30,312	4,170
Income taxes	3,196	5,647	10,602	15,504

Net income (loss)	$8,968	$10,996	$19,710	$(11,334)

Film Products. Third-quarter net sales (sales less freight) in Film Products were $137.3 million, an increase of 11.3% from $123.4 million in the third quarter of 2009, and operating profit from ongoing operations decreased to $17.8 million in the third quarter of 2010 from $21.8 million in 2009. Volume was 58.2 million pounds in the third quarter of 2010, an increase of 5.5% from 55.2 million pounds in the third quarter of 2009.

Third-quarter net sales rose, primarily due to higher volume and higher average selling prices from the pass-through of increased resin prices. Higher volume, most notably in packaging (typically lower-value products) and personal care materials, resulted in an unfavorable sales mix in the third quarter of 2010 compared to the third quarter of 2009. Although demand has remained strong for surface protection products used in the LCD (liquid crystal display) market, recent forecasts for that market indicate that demand may be slowing as the market experiences excess panel supply.

Operating profit from ongoing operations decreased in the third quarter of 2010 compared with the prior year. There were a number of contributing factors: higher volume in packaging products resulted in an unfavorable sales mix; operational inefficiencies resulted from a surge in customer demand and the ramp-up of new products; and planned expenditures in support of growth initiatives. The company also estimates that the change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of $781,000 in the third quarter of 2010 compared to the third quarter of 2009.

The company estimates that the impact of the quarterly lag in the pass-through of average resin costs on operating profits from ongoing operations was a positive $311,000 in the third quarter of 2010 and was a negative $1.3 million in the third quarter of 2009.

Net sales in Film Products for the first nine months of 2010 were $389.7 million, an increase of 16.0% from $336.0 million in the first nine months of 2009. Operating profit from ongoing operations was $50.7 million in the first nine months of 2010, an increase of 3.6% from $49.0 million in the first nine months of last year. Volume was 167.0 million pounds in the first nine months of 2010, up 8.4% from 154.1 million pounds in the first nine months of 2009.

Net sales for the nine months ended September 30, 2010 increased in comparison to the same period in the prior year, primarily due to the higher volume in surface protection products and personal care materials and higher average selling prices from the pass-through of increased resin prices. Operating profit from ongoing operations for the first nine months of 2010 increased from the same period in the prior year primarily due to higher sales volumes referenced above, partially offset by the unfavorable impact of the lag in the pass-through of higher resin costs in 2010, higher selling, general and administrative expenses and unfavorable changes in the U.S. dollar value of currencies for operations outside the U.S. The estimated impact of the resin pass-through lag was a negative $4.6 million for the first nine months of 2010 versus a favorable $1.7 million for the first nine months of 2009. The company estimates that the change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $828,000 in the first nine months of 2010 compared to the first nine months of 2009.

Capital expenditures in Film Products were $11.2 million and $9.1 million in the first nine months of 2010 and 2009, respectively. Film Products currently projects that capital expenditures will be approximately $16 million in 2010. Depreciation expense was $25.1 million in the first nine months of 2010 compared with $24.0 million in the first nine months of 2009, and is projected to be approximately $35 million in 2010.

Aluminum Extrusions. Third-quarter net sales in Aluminum Extrusions were $54.6 million, an increase of 14.8% from $47.6 million in the third quarter of 2009. Operating profit from ongoing operations was $140,000 for the third quarter of 2010, a $1.1 million change from operating losses of $927,000 for the third quarter of 2009. Volume increased to 26.3 million pounds in the third quarter of 2010 from 24.7 million pounds in the third quarter of 2009.

Net sales in Aluminum Extrusions for the first nine months of 2010 increased 9.4% to $152.1 million from $139.1 million in the first nine months of 2009. Operating losses from ongoing operations were $2.6 million for the first nine months of 2010, a $528,000 change from operating losses of $2.1 million for the same period in 2009. Volume was 72.2 million pounds in the first nine months of 2010, which was relatively consistent with 72.4 million pounds in the first nine months of 2009.

Third-quarter net sales and operating profit were favorably impacted by higher volume. Net sales in the third quarter and first nine months of 2010 also increased in comparison to 2009 due to higher average selling prices driven by an increase in aluminum prices. Overall sales volume in the first nine months of 2010 were relatively consistent with the prior year period despite extremely challenging conditions in nonresidential construction that led to a decline in our volumes from that market of approximately 5%. The unfavorable change in the operating loss from ongoing operations reported for the first nine months of 2010 compared with the same period in 2009 reflects lower margins, resulting from a less favorable sales mix.

As described in Note 4 on page 8, we recognized a non-cash goodwill impairment charge of $30.6 million ($30.6 million after tax) in Aluminum Extrusions in the first quarter of 2009.

Capital expenditures for Aluminum Extrusions were $2.3 million in the first nine months of 2010 compared with $14.6 million in the same period of last year. Prior year capital expenditures were primarily related to the installation of a new large extrusion press at the Carthage, Tennessee manufacturing facility. Capital expenditures are projected to be approximately $4 million in 2010. Depreciation expense was $6.9 million in the first nine months of 2010 compared with $5.6 million in the first nine months of 2009, and is projected to be approximately $9 million in 2010.

Other. In February 2010, we added a fourth segment, Other, comprised of the start-up operations of Bright View Technologies Corporation (“Bright View”) and Falling Springs, LLC (“Falling Springs”). We acquired the assets of Bright View, a late-stage developmental company, on February 3, 2010. Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets. Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View is a late-stage developmental company and Falling Springs’ revenue can vary based upon the timing of development projects within its markets. Operating losses from ongoing operations were $840,000 in the third quarter of 2010 and $2.9 million in the first nine months of 2010.

Other Items. Pension expense was $408,000 in the third quarter of 2010 and $496,000 in the first nine months of 2010, an unfavorable change of $1.4 million and $3.0 million, respectively, from net pension income recognized in comparable periods of 2009. Most of the impact resulting from pension expense on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net increased in 2010 versus 2009 primarily due to the unfavorable impact of pension expense noted above and the adjustments for certain performance-based incentive compensation programs.

In June 2010, we entered into a new four-year, $300 million unsecured revolving credit facility, which replaced our previous revolving credit facility that was due to expire on December 15, 2010. Interest expense, which includes the amortization of debt issue costs, increased $190,000 in the first nine months of 2010 compared to the first nine months of 2009.

The effective tax rate was 35.0% in the first nine months of 2010 compared to 371.8% in the first nine months of 2009. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 16.

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

Results of Operations

Third Quarter 2010 Compared with Third Quarter 2009

Overall, sales in the third quarter of 2010 increased by 12.4% compared with 2009. Net sales (sales less freight) increased 11.3% in Film Products primarily due to higher volume in packaging (typically lower-value products) and personal care materials and higher average selling prices to customers related to the pass-through of increased resin prices. Net sales increased 14.8% in Aluminum Extrusions due to higher average selling prices driven by an increase in average aluminum costs and volume improvements. For more information on net sales and volume, see the executive summary beginning on page 18.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 17.1% in the third quarter of 2010 from 20.0% in 2009. The gross profit margin percentage decreased in Film Products primarily due to higher volume in packaging products that resulted in an unfavorable sales mix, operational inefficiencies resulting from a surge in customer demand and the ramp-up of new products and unfavorable changes in the U.S. dollar value of currencies for operations outside of the U.S. Gross profit margin in Aluminum Extrusions increased as a result of higher sales volumes.

As a percentage of sales, selling, general and administrative and research and development (R&D) expenses were 11.1% in the third quarter of 2010, up from 10.6% in the third quarter of last year. The increase can be attributed to higher product development costs and expenditures for other planned strategic initiatives that are intended to position Film Products for future growth as well as adjustments for certain performance-based incentive compensation programs.

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2010 shown in the segment operating profit table on page 19 include:

•	Pretax charge of $109,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gain of $14,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail).

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2009 shown in the segment operating profit table on page 19 include:

•

Pretax losses of $111,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail).

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $184,000 and $215,000 in the third quarters of 2010 and 2009, respectively. Interest expense, which includes the amortization of debt issue costs, increased to $358,000 in the third quarter of 2010 from $197,000 in the prior year period.

Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30
(In Millions)	2010	2009
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$.8	$1.6
Average interest rate	2.1%	2.5%

Total debt:
Average outstanding debt balance	$.8	$1.6
Average interest rate	2.1%	2.5%

The effective tax rate used to compute income taxes was 26.3% for the third quarter of 2010 compared to 33.9% for the third quarter of 2009. The change in the effective tax rate for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 16.

First Nine Months of 2010 Compared with First Nine Months of 2009

Overall, sales in the first nine months of 2010 increased by 14.5% compared with 2009. Net sales (sales less freight) increased 16.0% in Film Products primarily due to strong demand for surface protection materials, volume improvements in personal care materials and higher average selling prices related to the pass-through of increased resin prices to customers. Net sales increased 9.4% in Aluminum Extrusions due to higher average selling prices driven by an increase in average aluminum costs. For more information on net sales and volume, see the executive summary beginning on page 18.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 16.8% in the first nine months of 2010 from 18.2% in 2009. The gross profit margin decreased in Film Products primarily due to same factors noted above as well as the unfavorable effect of the lag in the pass-through of higher average resin costs. The gross margin in Aluminum Extrusions decreased for the year-to-date primarily as a result of a less favorable sales mix.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.2% in the first nine months of 2010 compared to 10.9% in 2009. The increase in selling, general and administrative and R&D expenses as a percent of sales increased due to the same factors noted above for the quarter-to-date period.

Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2010 shown in the segment operating profit table on page 19 include:

•

Pretax gains of $480,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 8 on page 10 for additional detail);

•	Pretax charge of $355,000 for an asset impairment in Film Products;

•	Pretax charge of $165,000 for severance and other employee-related costs in connection with restructurings in Film Products;

•

Pretax gain of $120,000 on the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statement of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

Pretax losses of $105,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia.

Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2009 shown in the segment operating profit table on page 19 include:

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $518,000 in the first nine months of 2010 and $649,000 in the first nine months of 2009. Interest expense, which includes the amortization of debt issue costs, was $775,000 in the first nine months of 2010 compared to $585,000 for the same period in 2009.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30
(In Millions)	2010	2009
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$6.6
Average interest rate	n/a	1.2%
Fixed-rate and other debt:
Average outstanding debt balance	$1.0	$1.6
Average interest rate	3.1%	3.6%

Total debt:
Average outstanding debt balance	$1.0	$8.2
Average interest rate	3.1%	1.7%

The effective tax rate used to compute income taxes was 35.0% in the first nine months of 2010 compared with 371.8% in the first nine months of 2009. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 16.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2009 to September 30, 2010 are summarized below:

•	Accounts receivable increased $24.1 million (32.6%).

•

Accounts receivable in Film Products increased by $15.2 million. Days sales outstanding (“DSO”) increased to 48 at September 30, 2010 compared with 43 at December 31, 2009, which is within the range experienced over the past twelve months.

•

Accounts receivable in Aluminum Extrusions increased by $8.9 million. DSO was 41 at September 30, 2010 compared with 44 at December 31, 2009, which is within the range experienced over the past twelve months.

•	Inventories increased $3.5 million (9.9%).

•	Inventories in Film Products increased by approximately $9.4 million. The increase can be attributed to increased demand for personal care and surface protection materials.

•	Inventories in Aluminum Extrusions decreased by approximately $6.0 million. The decrease can be primarily attributed to efforts to reduce inventory levels in light of current economic conditions.

•

Net property, plant and equipment decreased $18.5 million (8.0%) due primarily to depreciation of $32.3 million, capital expenditures of $13.8 million, machinery and equipment of $3.1 million acquired as part of the Bright View transaction and a change in the value of the U.S. Dollar relative to foreign currencies (decrease of approximately $2.5 million).

•

Goodwill and other intangibles increased by $1.9 million (1.8%) primarily due to the acquisition of the assets of Bright View, partially offset by changes in the value of the U.S. Dollar relative to foreign currencies (decrease of approximately $433,000) and current year amortization of identifiable intangible assets ($342,000). Identifiable intangible assets purchased as a part of the acquisition were $2.4 million. There was no goodwill recorded from the acquisition of the assets of Bright View.

•	Other assets increased by $3.7 million (8.1%) primarily due to additional investments in mitigation banking properties and an increase in deferred debt issuance costs related to the completion of our new revolving credit facility in June 2010, partially offset by cash received from the initial installment of pro-rata investment distributions from the Harbinger Fund (see Note 7 on page 9 for additional detail).

•	Accounts payable increased by $11.0 million (20.4%).

•	Accounts payable in Film Products increased by $13.2 million, or 47.9%, primarily due to higher sales volume, higher raw materials costs and the timing of payments.

•	Accounts payable in Aluminum Extrusions decreased by $2.9 million, or 11.6%, due to the timing of aluminum purchases.

•	Accounts payable increased in corporate and other segment businesses by $709,000 due to the normal volatility associated with the timing of payments.

•	Accrued expenses decreased slightly, $732,000 (2.1%) from December 31, 2009.

•

Net deferred income tax liabilities in excess of assets decreased by $6.1 million due primarily to adjustments for differences in depreciation methods for tax and financial reporting purposes and the impact of tax adjustments for undistributed earnings of foreign subsidiaries in 2010. Income taxes recoverable decreased $563,000 to $3.5 million at September 30, 2010.

Cash provided by operating activities was $29.6 million in the first nine months of 2010 compared with $85.5 million in the first nine months of 2009. The change is primarily related to volatility of working capital components.

Cash used in investing activities was $17.6 million in the first nine months of 2010, compared with $24.4 million in the first nine months of 2009. Cash used in investing activities in 2010 includes capital expenditures and the purchase of the assets of Bright View, partially offset by the first installment of pro-rata investment redemptions received from the Harbinger Fund.

Net cash flow used in financing activities was $41.0 million in the first nine months of 2010, which is primarily due to the repurchase of 2.1 million shares of Tredegar common stock for $35.1 million, the payment of regular quarterly dividends of $3.9 million (12 cents per share) and the payment of debt issuance costs of $2.1 million related to our new revolving credit facility. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II on page 33 regarding purchases of our common stock and our outstanding authorization permitting additional purchases as of September 30, 2010.

Further information on cash flows for the nine months ended September 30, 2010 and 2009 are provided in the consolidated statements of cash flows on page 4.

In June 2010, we entered into a new $300 million four-year, unsecured revolving credit facility, which replaced our previous revolving credit facility that was due to expire on December 15, 2010. Net capitalization and indebtedness as defined under our revolving credit agreement as of September 30, 2010 are as follows:

Net Capitalization and Indebtedness as of September 30, 2010

(In Thousands)

Net capitalization:
Cash and cash equivalents	$61,630
Debt:
$300 million revolving credit agreement maturing June 21, 2014	—
Other debt	799

Total debt	799

Cash and cash equivalents net of debt	(60,831)
Shareholders’ equity	412,837

Net capitalization	$352,006

Indebtedness as defined in revolving credit agreement:
Total debt	$799
Face value of letters of credit	7,965
Liabilities relating to derivative financial instruments, net of cash deposits	291
Other	101

Indebtedness	$9,156

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $246 million was available to borrow at September 30, 2010.

The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At September 30, 2010, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent net income or cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended September 30, 2010 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2010:
Net income	$29,691
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	13,761
Interest expense	973
Depreciation and amortization expense for continuing operations	42,958
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $973)	2,438
Charges related to stock option grants and awards accounted for under the fair value-based method	2,004
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(675)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(245)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(5,100)
Plus cash dividends declared on investments accounted for under the equity method of accounting	267
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	(1,005)

Adjusted EBITDA as defined in revolving credit agreement	85,067
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(42,958)

Adjusted EBIT as defined in revolving credit agreement	$42,109

Shareholders’ equity at September 30, 2010 as defined in revolving credit agreement	$412,837
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at September 30, 2010:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.11x
Interest coverage ratio (adjusted EBIT-to-interest expense)	43.28x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2010)	$109,855
Minimum adjusted shareholders’ equity permitted ($300,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2010)	$309,855
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

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

Resin prices in Europe, Asia and South America have historically exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $67,000 impact on the monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of net sales (sales less freight) for manufacturing operations related to foreign markets for the first nine months of 2010 and 2009 are as follows:

Percentage of Net Sales from Manufacturing

Operations Related to Foreign Markets*

	Nine Months Ended September 30
	2010		2009
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	7%	—%	6%	—%
Europe	1	16	1	18
Latin America	—	3	—	3
Asia	9	5	6	6

Total	17%	24%	13%	27%

*	Based on consolidated net sales from our Film Products and Aluminum Extrusions operations (excludes Bright View Technologies Corporation and Falling Springs, LLC).

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

In Film Products, where we typically are able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $781,000 in the third quarter of 2010 compared with the third quarter of 2009, and a negative impact of approximately $828,000 in the first nine months of 2010 compared with the first nine months of 2009.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the details of purchases of shares of our common stock under our publicly announced share repurchase program during the first nine months of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased Since Inception of Program (a)	Maximum Number of Shares at End of Period that May Yet be Purchased Under Program (a)
January 2010	201,600	$15.81	1,344,697	3,655,303
February 2010	548,900	16.48	1,893,597	3,106,403
March 2010	380,338	17.16	2,273,935	2,726,065
April 2010	171,630	17.20	2,445,565	2,554,435
May 2010	537,302	16.28	2,982,867	2,017,133
June 2010	284,930	16.28	3,267,797	1,732,203
July 2010	200	15.74	3,267,997	1,732,003
August - September 2010	—	—	3,267,997	1,732,003

(a)	On January 7, 2008, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding Common Stock.

Item 6.	Exhibits.

Exhibit Nos.

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer (Principal Executive Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	November 3, 2010	/s/ Nancy M. Taylor
Nancy M. Taylor President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2010	/s/ Kevin A. O’Leary
Kevin A. O’Leary Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 3, 2010	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II Controller (Principal Accounting Officer)