Form 10-K
period 2010-12-31
TREDEGAR CORP
filed 2011-03-04
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter): $434,856,910*

Number of shares of Common Stock outstanding as of January 31, 2011: 31,884,723 (31,831,708 as of June 30, 2010)

*	In determining this figure, an aggregate of 5,186,064 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2010.

Documents Incorporated By Reference

Portions of the Tredegar Corporation Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission (the “SEC”) and mail it to shareholders on or about April 13, 2011.

Index to Annual Report on Form 10-K

Year Ended December 31, 2010

*	Items 11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS

Description of Business

Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is primarily engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. The financial information related to Tredegar’s film products, aluminum extrusions and other segments and related geographical areas included in Note 3 to the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.

Film Products

Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics and laminate materials primarily for personal and household care products and surface protection and packaging applications. These products are manufactured at locations in the United States (“U.S.”) and at plants in The Netherlands, Hungary, Italy, China, Brazil and India. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

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

•

Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the FabriFlexTM, StretchTabTM, FlexAireTM and FlexFeelTM brand names); and

•	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDryTM and AquiSoftTM brand names.

In 2010, 2009 and 2008, personal care products accounted for approximately 50%, 52% and 40% of Tredegar’s consolidated net sales from continuing operations, respectively.

Protective Films. Film Products produces single and multi-layer surface protection films sold under the UltraMaskTM and ForceFieldTM brand names. These films are used in high technology applications, most notably protecting components of flat panel displays, which include liquid crystal display (“LCD”) televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing process. In 2010, 2009 and 2008, protective films accounted for approximately 12%, 10% and 7% of Tredegar’s consolidated net sales from continuing operations, respectively.

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

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $273 million in 2010, $253 million in 2009 and $283 million in 2008 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Aluminum Extrusions

The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”) produce high-quality, soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, electrical, consumer durables and machinery and equipment markets. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for the Canadian business have been reflected as discontinued operations (see Note 17 to the notes to financial statements for more information).

Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted aluminum extrusions for sale directly to fabricators and distributors that use our extrusions to produce architectural curtain walls, storefronts, windows and doors, hurricane shutters, tub and shower enclosures, heatsinks and components for LED (light emitting diode) lighting and automotive and light truck aftermarket parts, among other products. Sales are made primarily in the United States, principally east of the Rocky Mountains. Aluminum Extrusions competes primarily on the basis of product quality, service and price.

Aluminum Extrusions’ sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume

by Market Segment (Continuing Operations)

	2010	2009	2008
Building and construction:
Nonresidential	68	71	72
Residential	14	14	13
Transportation	8	6	4
Distribution	5	4	5
Electrical	2	2	2
Consumer durables	2	2	2
Machinery and equipment	1	1	2

Total	100	100	100

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe there will be an adequate supply of aluminum and other required raw materials and supplies in the foreseeable future.

Other

In February 2010, we added a new segment, Other, comprised of the start-up operations of Bright View Technologies Corporation (“Bright View”) and Falling Springs, LLC (“Falling Springs”).

We acquired the assets of Bright View, a late-stage development company, on February 3, 2010. Bright View is a developer and producer of high-value microstructure-based optical films for the LED and fluorescent lighting markets.

Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

With Bright View’s focus on the eco-efficient LED and fluorescent lighting markets and Falling Springs’ work in environmental restoration, the two businesses that comprise this segment address environmental sustainability issues, which are of growing significance to us.

General

Intellectual Property. We consider patents, licenses and trademarks to be of significance for Film Products and Bright View. We routinely apply for patents on significant developments in this business. As of December 31, 2010, Film Products held 222 issued patents (76 of which are issued in the U.S.) and 95 trademarks (6 of which are issued in the U.S.). Bright View held 39 issued patents (26 of which are issued in the U.S.). Aluminum Extrusions held two U.S. trademark registrations. Our patents have remaining terms ranging from 1 to 17 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2010, 2009 and 2008 was primarily related to Film Products. Film Products has technical centers in Richmond, Virginia; Terre Haute, Indiana; and Chieti, Italy. R&D spending was approximately $13.6 million in 2010, $11.9 million in 2009 and $11.0 million in 2008.

Backlog. Backlogs are not material to our operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2010 increased by approximately 25% compared with December 31, 2009. Demand for extruded aluminum shapes improved slightly in 2010 after declining in most market segments in recent years. Aluminum extrusion volume from continuing operations, which we believe is cyclical in nature, increased 3.7% in 2010 compared to 2009 after decreasing 32.8% in 2009 compared to 2008 and 12.6% in 2008 compared to 2007.

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

The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Additional regulations are anticipated. Several of our manufacturing operations result in emissions of GHG and are subject to these new GHG regulations. Compliance with the newly adopted regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but it is not anticipated to have a material adverse effect on our financial condition or results of operation based on information currently available.

At December 31, 2010, we believe that we were in substantial compliance with all applicable environmental laws, regulations and permits. In order to maintain substantial compliance with such standards, we may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees. Tredegar employed approximately 2,000 people at December 31, 2010.

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

There are a number of risks and uncertainties that could have a material adverse effect on the operating results of our businesses and our financial condition. The following risk factors should be considered, in addition to the other information included in the Form 10-K, when evaluating Tredegar and our businesses:

General

•

Our performance is influenced by costs incurred by our operating companies including, for example, the cost of raw materials and energy. These costs include, without limitation, the cost of resin (the raw material on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts on pages 34-35. We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, there is no assurance that our cost control efforts will be sufficient to offset any additional future declines in revenue or increases in raw material, energy or other costs.

•

Tredegar and its customers operate in highly competitive markets. Tredegar and its businesses compete on product innovation, quality, price and service, and our businesses and its customers operate in highly competitive markets. Recent economic volatility has exacerbated our exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. We attempt to mitigate the effects of this trend through cost saving measures and manufacturing efficiency initiatives, but there is no assurance that these efforts will be sufficient to offset the impact of margin compression as a result of competitive pressure.

•

Noncompliance with any of the covenants in our $300 million credit facility could result in all debt under the agreement outstanding at such time becoming due and limiting our borrowing capacity, which could have a material adverse effect on our financial condition and liquidity. The credit agreement governing our revolving credit facility contains restrictions and financial covenants that could restrict our financial flexibility. While we had no outstanding borrowings on our $300 million credit facility at December 31, 2010, our failure to comply with these covenants in a future period when we have borrowings outstanding could result in an event of default, which if not cured or waived, could have a material adverse effect on our financial condition and liquidity if such borrowings are material. Renegotiation of the covenant(s) through an amendment to our revolving credit facility may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is negotiated.

•

Loss of certain key officers or employees could adversely affect our businesses. We depend on our senior executive officers and other key personnel to run our businesses. The loss of any of these officers or other key personnel could have a materially adverse affect on our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate highly skilled employees required for the operation and expansion of our businesses could hinder our ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

•

Tredegar is subject to increased credit risk that is inherent with economic uncertainty and efforts to increase market share as we attempt to broaden our customer base. In the event of the deterioration of operating cash flows or diminished borrowing capacity of our customers, the collection of trade receivable balances may be delayed or deemed unlikely. The operations of our customers for Aluminum Extrusions generally follow the cycles within the economy, resulting in greater credit risk from diminished operating cash flows and higher bankruptcy rates when the economy is deteriorating or in recession. In addition, Film Products’ credit risk exposure could increase as efforts to expand its business may lead to a broader, more diverse customer base.

•

Tredegar may not be able to successfully execute its acquisition strategy. New acquisitions can provide meaningful opportunities to grow our business and improve profitability. Acquired businesses may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect. Acquisitions involve special risks, including, without limitation, diversion of management’s time and attention from our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements. While our strategy is to acquire businesses that will improve our competitiveness and profitability, we can give no assurance that acquisitions will be successful or accretive to earnings.

•

Tredegar is subject to various environmental laws and regulations and could become exposed to material liabilities and costs associated with such laws. We are subject to various environmental obligations and could become subject to additional obligations in the future. In the case of known potential liabilities, it is management’s judgment that the resolution of ongoing and/or pending environmental remediation obligations is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such obligations or matters could have a material adverse effect on the results of operations. Changes in environmental laws and regulations, or their application, including, but not limited to, those relating to global climate change, could subject us to significant additional capital expenditures and operating expenses. Moreover, future developments in federal, state, local and international environmental laws and regulations are difficult to predict. Environmental laws have become and are expected to continue to become increasingly strict. As a result, we will be subject to new environmental laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for us to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

•

An inability to renegotiate one of our collective bargaining agreements could adversely affect our financial results. Some of our employees are represented by labor unions under various collective bargaining agreements with varying durations and expiration dates. Tredegar may not be able to satisfactorily renegotiate collective bargaining agreements when they expire, which could result in strikes or work stoppages or higher labor costs. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future. Any such work stoppages (or potential work stoppages) could negatively impact our ability to manufacture our products and adversely affect results of operations.

•

Our investments (primarily $7.5 million of investments in a privately-held specialty pharmaceutical company and a $6.4 million net investment in Harbinger) have high risk. The value of our investment in a specialty pharmaceutical company can fluctuate, primarily as a result of its ability to meet its developmental and commercialization milestones within an anticipated time frame. The specialty pharmaceutical company may require additional rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur. The estimated fair value of our investment was $16.0 million at December 31, 2010. There is no secondary market for selling our interests in the specialty pharmaceutical company. As a result, we may be required to bear the risk of our investment in the specialty pharmaceutical company for an indefinite period of time.

Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) is a private investment fund and an investment in the fund involves risk and is subject to limitations on withdrawal. We are withdrawing from the fund, and we received the first installments of withdrawal proceeds in the third and fourth quarters of 2010. The timing and amount of future withdrawal proceeds are not known.

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 38% of Tredegar’s consolidated net sales from continuing operations in 2010, 40% in 2009 and 33% in 2008. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replace our business with P&G. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•

Growth of Film Products depends on our ability to develop and deliver new products at competitive prices. Personal care, surface protection and packaging products are now being made with a variety of new materials and the overall cycle for changing materials has accelerated. While we have substantial technical resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business. In the long term, growth will depend on our ability to provide innovative materials at a price that meets our customers’ needs.

•

Continued growth in Film Products’ sale of protective film products is not assured. A shift in our customers’ preference to new or different products or new technology that displaces flat panel displays that currently utilize our protective films could have a material adverse effect on our sales of protective films. Similarly, a decline in the rate of growth for flat panel displays could have a material adverse effect on protective film sales.

•

Our substantial international operations subject us to risks of doing business in countries outside the U.S., which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions, potential difficulty enforcing agreements and intellectual property rights, staffing and managing widespread operations and the challenges of complying with a wide variety of laws and regulations, restrictions on international trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our income generated outside the U.S., nationalization of private enterprises and unexpected adverse changes in international laws and regulatory requirements.

•

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a material adverse impact on Film Products. Film Products operates in a field where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a materially adverse effect on results of operations in Film Products.

•

An unstable economic environment could have a disruptive impact on our supply chain. Certain raw materials used in manufacturing our products are available from a single supplier, and we may not be able to quickly or inexpensively re-source to another supplier. The risk of damage or disruption to our supply chain has been exacerbated as different suppliers have consolidated their product portfolios or experienced financial distress due to recent uncertainty in the economy. Failure to take adequate steps to effectively manage such events, which are intensified when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

•

Failure of our customers to achieve success or maintain market share could adversely impact sales and operating margins. Our products serve as components for various consumer products sold worldwide. Our customers’ ability to successfully develop, manufacture and market their products is integral to our success.

Aluminum Extrusions

•

Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Our end-use markets can be subject to seasonal slowdowns. Because of the high degree of operating leverage inherent in our operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with defaults on fixed-price forward sales contracts with our customers) that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

Currently, there is uncertainty surrounding the extent and timing of recovery in the building and construction sector. There can be no assurance as to the extent and timing of the recovery of sales volumes and profits for Aluminum Extrusions, especially since there can be a lag in the recovery of its end-use markets in comparison to the overall economic recovery.

•

The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 805 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 5% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy. Future success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

During improving economic conditions, excess industry capacity is absorbed and pricing pressure becomes less of a factor in many of our end-use markets. Conversely, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors protect their position with key customers. Because the business is susceptible to these changing economic conditions, Aluminum Extrusions targets complex, customized, service-intensive business with more challenging requirements in order to differentiate itself from competitors that focus on higher volume, standard extrusion applications.

Imports into the U.S., primarily from China, represent a portion of the U.S. aluminum extrusion market. Imports from China have the potential of further exacerbating a very competitive market, thereby amplifying market share and pricing pressures. While the industry submitted a petition to the Department of Commerce in March 2010 alleging Chinese extrusions are being imported through unfair trade practices, the results of this initiative and the impact that this may have on the volume of imports is unknown at this time.

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

Our principal plants and facilities are listed below:

Film Products

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Lake Zurich, Illinois Pottsville, Pennsylvania Red Springs, North Carolina (leased) Richmond, Virginia (technical center) (leased) Terre Haute, Indiana (technical center and production facility)	Chieti, Italy (technical center) (leased) Guangzhou, China Kerkrade, The Netherlands Pune, India Rétság, Hungary Roccamontepiano, Italy São Paulo, Brazil Shanghai, China	Production of plastic films and laminate materials

Aluminum Extrusions

Locations in the U.S.		Principal Operations
Carthage, Tennessee Kentland, Indiana Newnan, Georgia		Production of aluminum extrusions, fabrication and finishing

Other

Locations in the U.S.		Principal Operations
Morrisville, North Carolina (leased)		Development and production of optical films for LED and fluorescent lighting

We also have various mitigation banking properties in Virginia, Georgia and Florida.

Item 3.	LEGAL PROCEEDINGS

None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 31,883,173 shares of common stock held by 2,739 shareholders of record on December 31, 2010.

The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2010		2009
	High	Low	High	Low
First quarter	$17.58	$14.93	$18.68	$14.43
Second quarter	18.03	15.26	17.99	12.79
Third quarter	19.34	15.84	15.82	13.07
Fourth quarter	20.19	18.38	15.93	13.40

The closing price of our common stock on February 25, 2011 was $19.11.

Dividend Information

We have paid a dividend every quarter since becoming a public company in July 1989. During 2010, 2009 and 2008, our quarterly dividend was 4 cents per share.

All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our credit agreement and other such considerations as the Board deems relevant. See Note 8 beginning on page 62 for the restrictions contained in our credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

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

Under these standing authorizations, we purchased approximately 2.1 million shares in 2010, 105,497 shares in 2009 and 1.1 million shares in 2008 of our stock in the open market at an average price of $16.54, $14.44 and $14.88 per share, respectively. The table below summarizes share repurchase activity under the current program by month beginning in January 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share Before Broker Commissions	Total Number of Shares Purchased Since Inception of Program (a)	Maximum Number of Shares at End of Period that May Yet be Purchased Under Program (a)
January 2010	201,600	$15.81	1,344,697	3,655,303
February 2010	548,900	16.48	1,893,597	3,106,403
March 2010	380,338	17.16	2,273,935	2,726,065
April 2010	171,630	17.20	2,445,565	2,554,435
May 2010	537,302	16.28	2,982,867	2,017,133
June 2010	284,930	16.28	3,267,797	1,732,203
July 2010	200	15.74	3,267,997	1,732,003
August - December 2010	—	—	3,267,997	1,732,003

(a)	On January 7, 2008, our board of directors approved a share repurchase program authorizing management at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of our outstanding Common Stock. The authorization has no time limit.

Annual Meeting

Our annual meeting of shareholders will be held on May 24, 2011, beginning at 9:00 a.m. EDT at the Jepson Alumni Center of the University of Richmond, 49 Crenshaw Way, Richmond, Virginia. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about April 13, 2011.

Comparative Tredegar Common Stock Performance

The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2010. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

* $100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Inquiries

Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to Computershare Investor Services, the transfer agent and registrar for our common stock:

Computershare Investor Services

250 Royall Street

Canton, MA 02021

Phone: 800-622-6757

E-mail: web.queries@computershare.com

All other inquiries should be directed to:

Tredegar Corporation

Investor Relations Department

1100 Boulders Parkway

Richmond, Virginia 23225

Phone: 800-411-7441

E-mail: invest@tredegar.com

Website: www.tredegar.com

Quarterly Information

We do not generate or distribute quarterly reports to shareholders. Information on quarterly results can be obtained from our website. In addition, we file quarterly, annual and other information electronically with the SEC, which can be accessed on its website at www.sec.gov.

Legal Counsel	Independent Registered Public Accounting Firm

Hunton & Williams LLP Richmond, Virginia	PricewaterhouseCoopers LLP Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

The tables that follow on pages 13-18 present certain selected financial and segment information for the five years ended December 31, 2010.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2010		2009		2008		2007		2006
(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$740,475		$648,613		$883,899		$922,583		$937,561
Other income (expense), net	(940	)(c)	8,464	(d)	10,341	(e)	1,782	(f)	1,444	(g)

	739,535		657,077		894,240		924,365		939,005

Cost of goods sold	596,330	(c)	516,933	(d)	739,721	(e)	761,509	(f)	779,376	(g)
Freight	17,812		16,085		20,782		19,808		22,602
Selling, general & administrative expenses	68,610		60,481		58,699		68,501		64,082
Research and development expenses	13,625		11,856		11,005		8,354		8,088
Amortization of intangibles	466		120		123		149		149
Interest expense	1,136		783		2,393		2,721		5,520
Asset impairments and costs associated with exit and disposal activities	773	(c)	2,950	(d)	12,390	(e)	4,027	(f)	4,080	(g)
Goodwill impairment charge	—		30,559	(b)	—		—		—

	698,752		639,767		845,113		865,069		883,897

Income from continuing operations before income taxes	40,783		17,310		49,127		59,296		55,108
Income taxes	13,756	(c)	18,663	(d)	19,486	(e)	24,366		19,791	(g)

Income (loss) from continuing operations (a)	27,027		(1,353)		29,641		34,930		35,317

Discontinued operations (a):
Income (loss) from aluminum extrusions business in Canada	—		—		(705)		(19,681)		2,884

Net income (loss)	$27,027		$(1,353)		$28,936		$15,249		$38,201

Diluted earnings (loss) per share (a):
Continuing operations	$.83		$(.04)		$.87		$.90		$.91
Discontinued operations	—		—		(.02)		(.51)		.07

Net income (loss)	$.83		$(.04)		$.85		$.39		$.98

Refer to notes to financial tables on page 18.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2010	2009	2008	2007	2006
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$13.10	$12.66	$12.40	$14.13	$13.15
Cash dividends declared per share	.16	.16	.16	.16	.16
Weighted average common shares outstanding during the period	32,292	33,861	33,977	38,532	38,671
Shares used to compute diluted earnings (loss) per share during the period	32,572	33,861	34,194	38,688	38,931
Shares outstanding at end of period	31,883	33,888	33,910	34,765	39,286
Closing market price per share:
High	$20.19	$18.68	$20.59	$24.45	$23.32
Low	14.93	12.79	11.41	13.33	13.06
End of year	19.38	15.82	18.18	16.08	22.61
Total return to shareholders (h)	23.5%	(12.1)%	14.1%	(28.2)%	76.6%

Financial Position:
Total assets	$580,342	$596,279	$610,632	$784,478	$781,787
Cash and cash equivalents	73,191	90,663	45,975	48,217	40,898
Debt	450	1,163	22,702	82,056	62,520
Shareholders’ equity (net book value)	417,546	429,072	420,416	491,328	516,595
Equity market capitalization (i)	617,893	536,108	616,484	559,021	888,256

Refer to notes to financial tables on page 18.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Net Sales (j)

Segment	2010	2009	2008	2007	2006
(In Thousands)

Film Products	$520,445	$455,007	$522,839	$530,972	$511,169
Aluminum Extrusions	199,639	177,521	340,278	371,803	403,790
Other	2,579	—	—	—	—

Total net sales	722,663	632,528	863,117	902,775	914,959
Add back freight	17,812	16,085	20,782	19,808	22,602

Sales as shown in Consolidated Statements of Income	$740,475	$648,613	$883,899	$922,583	$937,561

Identifiable Assets

Segment	2010	2009	2008	2007	2006
(In Thousands)

Film Products	$363,312	$371,639	$399,895	$488,035	$498,961
Aluminum Extrusions	81,731	82,429	112,259	115,223	128,967
AFBS (formerly Therics)	583	1,147	1,629	2,866	2,420
Other	19,701	—	—	—	—

Subtotal	465,327	455,215	513,783	606,124	630,348
General corporate	41,824	50,401	50,874	74,927	30,113
Cash and cash equivalents	73,191	90,663	45,975	48,217	40,898

Identifiable assets from continuing operations	580,342	596,279	610,632	729,268	701,359
Discontinued operations (a):
Aluminum extrusions business in Canada	—	—	—	55,210	80,428

Total	$580,342	$596,279	$610,632	$784,478	$781,787

Refer to notes to financial tables on page 18.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

	0000000		0000000		0000000		0000000		0000000
Operating Profit

Segment	2010		2009		2008		2007		2006
(In Thousands)

Film Products:
Ongoing operations	$71,184		$64,379		$53,914		$59,423		$57,645
Plant shutdowns, asset impairments and restructurings, net of gains on sale of assets and related income from LIFO inventory liquidations	(505	)(c)	(1,846	)(d)	(11,297	)(e)	(649	)(f)	221	(g)

Aluminum Extrusions:
Ongoing operations	(4,154)		(6,494)		10,132		16,516		18,302
Plant shutdowns, asset impairments, restructurings and other	493	(c)	(639	)(d)	(687	)(e)	(634	)(f)	(1,434	)(g)
Goodwill impairment charge	—		(30,559	)(b)	—		—		—

AFBS (formerly Therics):
Loss on investment in Therics, LLC	—		—		—		—		(25)
Gain on sale of investments in Theken Spine and Therics, LLC	—		1,968	(d)	1,499	(e)	—		—
Plant shutdowns, asset impairments, restructurings and other	—		—		—		(2,786	)(f)	(637	)(g)
Other
Ongoing operations	(4,173)		—		—		—		—
Plant shutdowns, asset impairments, restructurings and other	(253	)(c)	—		—		—		—

Total	62,592		26,809		53,561		71,870		74,072
Interest income	709		806		1,006		1,212		1,240
Interest expense	1,136		783		2,393		2,721		5,520
Gain on sale of corporate assets	—		404		1,001		2,699		56
Gain (loss) on investment accounted for under the fair value method	(2,200	)(c)	5,100	(d)	5,600	(e)	—		—
Loss from write-down of an investment	—		—		—		2,095	(f)	—
Stock option-based compensation costs	2,064		1,692		782		978		970
Corporate expenses, net	17,118		13,334		8,866		10,691		13,770

Income from continuing operations before income taxes	40,783		17,310		49,127		59,296		55,108
Income taxes	13,756	(c)	18,663	(d)	19,486	(e)	24,366		19,791	(g)

Income (loss) from continuing operations	27,027		(1,353)		29,641		34,930		35,317
Income (loss) from discontinued operations (a)	—		—		(705)		(19,681)		2,884

Net income (loss)	$27,027		$(1,353)		$28,936		$15,249		$38,201

Refer to notes to financial tables on page 18.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Depreciation and Amortization
Segment	2010	2009	2008	2007	2006
(In Thousands)

Film Products	$33,765	$32,360	$34,588	$34,092	$31,847
Aluminum Extrusions	9,054	7,566	8,018	8,472	8,378
Other	695	—	—	—	—

Subtotal	43,514	39,926	42,606	42,564	40,225
General corporate	74	71	70	91	111

Total continuing operations	43,588	39,997	42,676	42,655	40,336
Discontinued operations (a):
Aluminum extrusions business in Canada	—	—	515	3,386	3,945

Total	$43,588	$39,997	$43,191	$46,041	$44,281

Capital Expenditures and Investments
Segment	2010	2009	2008	2007	2006
(In Thousands)

Film Products	$15,664	$11,487	$11,135	$15,304	$33,168
Aluminum Extrusions	4,339	22,530	9,692	4,391	6,609
Other	179	—	—	—	—

Subtotal	20,182	34,017	20,827	19,695	39,777
General corporate	236	125	78	6	24

Capital expenditures for continuing operations	20,418	34,142	20,905	19,701	39,801
Discontinued operations (a):
Aluminum extrusions business in Canada	—	—	39	942	772

Total capital expenditures	20,418	34,142	20,944	20,643	40,573
Investments	—	—	5,391	23,513	542

Total	$20,418	$34,142	$26,335	$44,156	$41,115

Refer to notes to financial tables on page 18.

NOTES TO FINANCIAL TABLES

(a)	On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2008, discontinued operations include an after-tax loss of $412,000 on the sale in addition to operating results through the closing date. In 2007, discontinued operations also include $11.4 million in cash income tax benefits from the sale that were realized in 2008.
(b)	A goodwill impairment charge of $30.6 million ($30.6 million after taxes) was recognized in Aluminum Extrusions upon completion of an impairment analysis performed as of March 31, 2009. The non-cash charge, computed under U.S. generally accepted accounting principles, resulted from the estimated adverse impact on the business unit’s fair value of possible future losses and the uncertainty of the amount and timing of an economic recovery.
(c)	Plant shutdowns, asset impairments, restructurings and other for 2010 include gains of $893,000 associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); asset impairment charges of $608,000 related to Films Products ($355,000) and the Other segment ($253,000); a charge of $400,000 related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $165,000 for severance and other employee-related costs in connection with restructurings in Film Products; a gain of $120,000 on the sale of previously impaired equipment (included in “Other income (loss), net” in the consolidated statements of income) at the film products manufacturing facility in Pottsville, Pennsylvania; and losses of $105,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia. The loss from the write-down of an investment accounted for under the fair value method of $2.2 million in 2010 is included in “Other income (expense), net” in the consolidated statement of income. Income taxes in 2010 include the recognition of an additional valuation allowance of $215,000 related to the expected limitations on the utilization of assumed capital losses on certain investments.
(d)	Plant shutdowns, asset impairments, restructurings and other for 2009 include a charge of $2.1 million for severance and other employee related costs in connection with restructurings for Film Products ($1.3 million), Aluminum Extrusions ($433,000) and corporate headquarters ($396,000, included in “Corporate expenses, net” in the operating profit by segment table); an asset impairment charge of $1.0 million in Films Products; losses of $952,000 associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); a gain of $640,000 related to the sale of land at our aluminum extrusions facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income); a gain of $275,000 on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; a gain of $175,000 on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); a gain of $149,000 related to the reversal to income of certain inventory impairment accruals in Film Products; and a net charge of $69,000 (included in “Costs of goods sold” in the consolidated statement of income) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions. The gain from the write-up of an investment accounted for under the fair value method of $5.1 million in 2009 is included in “Other income (expense), net” in the consolidated statement of income. The gain on sale of investments in Theken Spine and Therics, LLC, which is also included in “Other income (expense), net” in the consolidated statement of income, includes the receipt of a contractual earn-out payment of $1.8 million and a post-closing contractual adjustment of $150,000. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Income taxes in 2009 include the recognition of an additional valuation allowance of $2.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments.
(e)	Plant shutdowns, asset impairments, restructurings and other for 2008 include an asset impairment charge of $9.7 million for Film Products; a charge of $2.7 million for severance and other employee related costs in connection with restructurings for Film Products ($2.2 million) and Aluminum Extrusions ($510,000); a gain of $583,000 from the sale of land rights and related improvements at the film products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statement of income); and a $177,000 charge related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The gain of $1.5 million from the sale of our investments in Theken Spine and Therics, LLC is included in “Other income (expense), net” in the consolidated statements of income. The gain from the write-up of an investment accounted for under the fair value method of $5.6 million in 2008 is included in “Other income (expense), net” in the consolidated statements of income. Income taxes in 2008 includes the reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million that originally related to expected limitations on the utilization of assumed capital losses on certain investments.
(f)	Plant shutdowns, asset impairments, restructurings and other for 2007 include a charge of $2.8 million related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey; charges of $594,000 for asset impairments in Film Products; a charge of $592,000 for severance and other employee-related costs in Aluminum Extrusions; a charge of $55,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia; and a charge of $42,000 associated with the expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The loss from the write-down of an investment in 2007 of $2.1 million is included in “Other income (expense), net” in the consolidated statements of income.
(g)	Plant shutdowns, asset impairments, restructurings and other for 2006 include a net gain of $1.5 million associated with the shutdown of the films manufacturing facility in LaGrange, Georgia, including a gain of $2.9 million for related LIFO inventory liquidations (included in “Cost of goods sold” in the consolidated statements of income) and a gain of $261,000 on the sale of related property and equipment (included in “Other income (expense), net” in the consolidated statements of income), partially offset by severance and other costs of $1.6 million and asset impairment charges of $130,000; charges of $1.0 million for asset impairments in Film Products; a charge of $920,000 related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $727,000 for severance and other employee-related costs in connection with restructurings in Film Products ($213,000) and Aluminum Extrusions ($514,000); and charges of $637,000 related to the estimated loss on the sub-lease of a portion of the AFBS facility in Princeton, New Jersey. Income taxes in 2006 include a reversal of a valuation allowance of $577,000 for deferred tax assets associated with capital loss carry-forwards recorded with the write-down of the investment in Novalux in 2005. Outside appraisal of the value of corporate assets, primarily real estate, performed in December 2006, indicated that realization of related deferred tax assets is more likely than not.
(h)	Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(i)	Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.
(j)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations refer to “Risk Factors” in Part I, Item 1A of this Form 10-K. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

General

Tredegar is primarily a manufacturer of plastic films and aluminum extrusions. Descriptions of all of our businesses are provided on pages 1-7.

Income from continuing operations was $27.0 million (83 cents per diluted share) in 2010, compared with losses from continuing operations of $1.4 million (4 cents per diluted share) in 2009. Losses associated with plant shutdowns, assets impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in results of continuing operations beginning on page 25. The business segment review begins on page 36.

Film Products

A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable) % Change
	2010	2009
Sales volume (pounds)	221,210	206,670	7.0%

Net sales	$520,445	$455,007	14.4%

Operating profit from ongoing operations	$71,184	$64,379	10.6%

Net sales increased in 2010 compared to the prior year due to higher volume in all major markets and an increase in average selling prices from the pass-through of higher resin prices. Operating profit from ongoing operations increased in 2010 compared to 2009 due to the higher sales volumes referenced above, partially offset by the unfavorable lag in the pass-through of higher resin costs, an increase in selling, general and administrative expenses that were planned to support growth initiatives and unfavorable changes in the U.S. dollar value of currencies for operations outside the U.S.

Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated impact of the lag in the pass-through of changes in average resin costs and year-end adjustments for inventories accounted for under the last-in first-out method (“LIFO”) was a negative $5.5 million in 2010 and a positive $1.7 million in 2009. The estimated unfavorable impact from U.S. dollar value currencies for operations outside the U.S. was $1.3 million in 2010 compared with 2009.

Future operating profit levels within Film Products will depend upon our ability to design and market new application of our films, to maintain margins associated with new product introductions and growth initiatives and to effectively address competitive pricing pressures and the challenge of competition from substitute materials.

Capital expenditures in Film Products were $15.7 million in 2010 compared to $11.5 million in 2009, and are projected to be approximately $27 million in 2011. Depreciation expense was $33.6 million in 2010 compared to $32.2 million in 2009, and is projected to be approximately $35 million in 2011.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable) % Change
	2010	2009
Sales volume (pounds)	94,890	91,486	3.7%

Net sales	$199,639	$177,521	12.5%

Operating loss from ongoing operations	$(4,154)	$(6,494)	36.0%

The increase in net sales was due to higher volumes and an increase in average selling prices driven by higher average aluminum costs. Sales volume increased 3.7% in 2010 compared to 2009 despite extremely challenging conditions in nonresidential construction. Shipments in nonresidential construction, which comprised 68% of total volume in 2010, were relatively flat in 2010 compared with 2009. The favorable change in operating losses from ongoing operations in 2010 reflects higher volumes in multiple sectors, tightly managed overhead expenses, and the favorable impact in 2010 versus 2009 of $2.9 million for adjustments related to inventories accounted for under LIFO, partially offset by a less favorable sales mix. Aluminum Extrusions continues to concentrate its efforts on controlling costs and effectively managing working capital, as the timing of a meaningful recovery in the U.S. nonresidential construction market remains uncertain.

Upon completing an impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions in the prior year. This impairment charge represents the entire amount of goodwill associated with the Aluminum Extrusions reporting unit. For additional detail on this goodwill impairment charge, see Note 1 of the notes to the financial statements beginning on page 49.

Capital expenditures in Aluminum Extrusions were $4.3 million in 2010, an $18.2 million decrease from $22.5 million in 2009, and are projected to be approximately $5 million in 2011. The project to expand capacity at our Carthage, Tennessee manufacturing facility, which was completed in 2009 and increased our capabilities in the nonresidential construction sector, accounted for $19.0 million of capital expenditures in 2009. Depreciation expense was $9.1 million in 2010, compared to $7.6 million in 2009, and is projected to be $9 million in 2011.

Other

In February 2010, we reported an additional segment, Other, comprised of the start-up operations of Bright View and Falling Springs. We acquired the assets of Bright View, a late-stage development company, on February 3, 2010. Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets. Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View is a late-stage development company and Falling Springs’ revenue can vary based upon the timing of development projects within its markets. Operating losses from ongoing operations were $4.2 million in 2010. Although these companies are in their relative infancy and currently are incurring operating losses, we are encouraged by their progress in developing new products and sustainable business models.

Corporate Expenses, Interest and Income Taxes

Pension expense was $662,000 in 2010, an unfavorable change of $3.8 million from net pension income recognized in 2009. Most of the change is reflected in “Corporate expenses, net” in the segment operating profit table presented on page 16. We contributed approximately $167,000 to our pension plans in 2010, and minimum required contributions to our pension plans in 2011 are expected to be comparable. Pension expense in 2011 is estimated at $2.3 million. Corporate expenses, net in 2010 increased in comparison to 2009 primarily due to the unfavorable impact of pension expense noted above and adjustments for certain performance-based compensation programs.

In June 2010, we entered into a new four-year, $300 million unsecured revolving credit facility, which replaced our previous revolving credit facility that was due to expire on December 15, 2010. Interest expense, which includes the amortization of debt issue costs, increased by $353,000 in 2010.

The effective tax rate used to compute income taxes was 33.7% in 2010 compared with 107.8% in 2009. The change in the effective tax rate for 2010 versus 2009 was due to numerous factors as shown in the effective income tax rate reconciliation provided in Note 14 on page 71.

In 2010, we repurchased 2.1 million shares of our stock under a standing authorization from our board of directors for $35.1 million, compared to 105,497 shares for $1.5 million in 2009 and 1.1 million shares for $16.4 million in 2008. Our net cash balance (cash and cash equivalents of $73.2 million in excess of total debt of $450,000) at December 31, 2010 was $72.7 million, compared to net cash balance (cash and cash equivalents of $90.7 million in excess of total debt of $1.2 million) at December 31, 2009 of $89.5 million. Net cash is not intended to represent debt or cash as defined by generally accepted accounting principles, but is utilized by management in evaluating financial leverage and equity valuation and we believe that investors also may find net debt or cash helpful for the same purposes. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 28.

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

We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units include, but are not limited to, Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities). As of December 31, 2010, Film Products was the only reporting unit that carried a goodwill balance.

In assessing the recoverability of long-lived identifiable assets and goodwill, we estimate fair value using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. These calculations require us to make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment exists. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

Based on the severity of the economic downturn and its impact on sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with the first quarter of 2008), the resulting loss in the first quarter of 2009, possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed in the first quarter of 2009. Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million, which represents the entire amount of goodwill associated with Aluminum Extrusions, was recorded.

Based upon assessments performed as to the recoverability of long-lived identifiable assets, we have recorded asset impairment losses for continuing operations of $608,000 in 2010, $1.0 million in 2009 and $8.6 million in 2008.

Investment Accounted for Under the Fair Value Method

During the third quarter of 2007, we invested $6.5 million in a privately held specialty pharmaceutical company. In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee. This investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2010, our ownership interest was approximately 21% on a fully diluted basis.

U.S. generally accepted accounting principles requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the dates of our investments (August 31, 2007 and December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to the last round of financing, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the investee currently has no product sales. Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, fair value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.

In connection with the new round of equity financing in the fourth quarter of 2008, we recognized an unrealized gain of $5.6 million for the write-up of this investment based upon the implied valuation of our ownership interest. In the fourth quarter of 2009, we recognized an additional unrealized gain of $5.1 million for the appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license. In the fourth quarter of 2010, we recognized an unrealized loss of $2.2 million after the investee, which had its new drug application to the Food & Drug Administration (“FDA”) accepted for review during the quarter, reassessed its projected timeframe for obtaining final marketing approval from the FDA. At December 31, 2010 and 2009, the fair value of our investment (the carrying value included in “Other assets and deferred charges” in our consolidated balance sheet) was $16.0 million and $18.2 million, respectively. The fair market valuation of our interest in the specialty pharmaceutical company is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2010, the effect of a 500 basis point change in the weighted average cost of capital assumption would have increased or decreased the fair value of our interest in the specialty pharmaceutical company by approximately $1-2 million. Any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Pension Benefits

We have noncontributory defined benefit (pension) plans in our continuing operations that have resulted in varying amounts of net pension income or expense, as developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rate of future compensation increases. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income or expense recorded in future periods.

The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. Our weighted average discount rate for continuing operations was 5.45% at the end of 2010, 5.70% at the end of 2009 and 6.5% at the end of 2008, with changes between periods due to changes in market interest rates. Based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The value of our plan assets relating to continuing operations, which is primarily affected by the change in fair value of plan assets and current year payments to participants, increased 4.7% and 17.7%, in 2010 and 2009, respectively, partially recovering from an $89.6 million decline in 2008. The 31.5% asset value decline in 2008 was primarily due to the drop in global stock prices. Between 2003 and 2007, the value of our plan assets relating to continuing operations increased due to improved general market conditions after declining from 2000 to 2002. Our expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 8.25% in 2010 and 2009 and 8.5% from 2004 to 2008. We anticipate that our expected long-term return on plan assets will be 8.25% for 2011. See page 68 for more information on expected long-term return on plan assets and asset mix.

See the executive summary beginning on page 19 for further discussion regarding the financial impact of our pension plans.

Income Taxes

On a quarterly basis, we review our judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred tax asset will be realized. As circumstances change, we reflect in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred tax assets.

For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $1.1 million, $1.0 million and $2.6 million as of December 31, 2010, 2009 and 2008, respectively. Included in the 2010, 2009 and 2008 amounts were $234,000, $348,000 and $1.8 million, respectively, for tax positions for which ultimate deductibility is highly certain but for which the timing of deductibility is uncertain. Because of the impact of deferred income tax accounting, other than interest, penalties and deductions not related to timing, a longer deductibility period would not affect the total income tax expense or the annual effective tax rate shown for financial reporting purposes, but would accelerate payments to the taxing authority. Tax payments resulting from the successful challenge by the taxing authority for accelerated deductions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $125,000, $537,000, and $1.3 million at December 31, 2010, 2009 and 2008, respectively ($79,000, $342,000 and $827,000, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

In 2009, we settled several disputed issues raised by the IRS during its examination of our U.S. income tax returns for 2001-2003, the most significant of which regards the recognition of our captive insurance subsidiary as an insurance company for U.S. income tax purposes. The settlement with the IRS for the disputed issues cost us approximately $1.0 million, which is lower than the previous estimate of $1.3 million and was applied against the balance of unrecognized tax benefits.

Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2007.

As of December 31, 2010 and 2009, we had valuation allowances relating to deferred tax assets of $12.0 million and $11.7 million, respectively. For more information on deferred income tax assets and liabilities, see Note 14 of the notes to financial statements.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued a consensus updating accounting standards for revenue recognition for multiple-deliverable arrangements in October 2009. The stated objective of the accounting standards update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The revision of current FASB guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The accounting standards update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for such transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year. The adoption of these new disclosures and clarifications of existing disclosures have not and are not expected to materially expand our current financial statement footnote disclosures.

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, as was the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA. Included in the provisions of these laws are changes to the taxation related to the federal subsidy available to companies that provide retiree health benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D. Our retiree medical plan does not include prescription drug coverage for Medicare-eligible retirees, so we are not impacted by changes to the taxation of this federal subsidy. We will continue to assess the other potential long-term impacts, if any, that any amendments or clarifications of this legislation may have on future results of operations, cash flows or financial position related to our health care benefits and postretirement health care obligations, as events warrant.

Results of Continuing Operations

2010 versus 2009

Revenues. Sales in 2010 increased by 14.2% compared with 2009 due to higher sales in both Film Products and Aluminum Extrusions. Net sales (sales less freight) increased 14.4% in Film Products due to higher volumes in all major markets and an increase in average selling prices related to the pass-through of higher resin prices to customers. Net sales increased 12.5% in Aluminum Extrusions as a result of higher volumes (an increase of 3.7%) and an increase in average selling prices driven by higher average aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 19.

Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.1% in 2010 and 17.8% in 2009. The gross profit margin decreased in Film Products primarily due to the unfavorable effect of the lag in the pass-through of higher average resin costs and the unfavorable changes in the U.S. dollar value of currencies for operations outside of the U.S. Excluding adjustments related to inventories accounted for under LIFO, gross profit margins in Aluminum Extrusions decreased primarily as a result of a less favorable sales mix.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.1% in 2010, which was relatively flat in comparison to 11.2% in 2009. Selling, general and administrative expenses and R&D expenses increased 13.7% primarily due to higher product development costs and expenditures for planned strategic initiatives in Film Products and expenditures related to our development and start-up enterprises in the Other segment, partially offset by tightly managed overhead expenses in Aluminum Extrusions.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2010 totaled $265,000 ($297,000 after taxes) and included:

•

A fourth quarter benefit of $413,000 ($257,000 after taxes), a third quarter benefit of $14,000 ($9,000 after taxes), a second quarter benefit of $23,000 ($14,000 after taxes), and a first quarter benefit of $443,000 ($275,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 starting on page 59 for additional detail);

•

Fourth quarter charges of $253,000 ($155,000 after taxes) for asset impairments in the Other segment and a second quarter charge of $355,000 ($355,000 after taxes) for asset impairments in Film Products;

•

A fourth quarter charge of $400,000 ($249,000 after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•

A third quarter charge of $109,000 ($69,000 after taxes) and a first quarter charge of $56,000 ($35,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter gain of $120,000 ($73,000 after taxes) related to the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statements of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

A second quarter loss of $44,000 ($26,000 after taxes) and a first quarter loss of $61,000 ($36,000 after taxes) on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Results in 2010 include an unrealized loss from the write-down of an investment accounted for under the fair value method of $2.2 million ($1.4 million after taxes; see further discussion on page 22). For more information on costs and expenses, see the executive summary beginning on page 19.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $709,000 in 2010, compared to $806,000 in 2009. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense, which includes the amortization of debt issue costs, was $1.1 million in 2010, compared to $783,000 for 2009. Average debt outstanding and interest rates were as follows:

	0000	0000
(In Millions)	2010	2009
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$5.0
Average interest rate	n/a	1.2%
Fixed-rate and other debt:
Average outstanding debt balance	$0.9	$1.5
Average interest rate	4.0%	3.5%

Total debt:
Average outstanding debt balance	$0.9	$6.5
Average interest rate	4.0%	1.8%

Income Taxes. The effective tax rate used to compute income taxes from continuing operations was 33.7% in 2010 compared with 107.8% in 2009. The differences between the U.S. federal statutory rate and the effective tax rate for continuing operations are shown in the effective income tax rate reconciliation provided in Note 14 on page 71.

2009 versus 2008

Revenues. Sales in 2009 decreased by 26.6% compared with 2008 due to sales declines in both Film Products and Aluminum Extrusions. Net sales (sales less freight) decreased 13.0% in Film Products due to the impact of lower selling prices from the pass-through of reduced resin prices, volume declines in personal care materials and packaging films and the unfavorable effect of foreign currency rates. Net sales decreased 47.8% in Aluminum Extrusions due to lower sales volumes and a decrease in average selling prices driven by lower aluminum prices. Volume in Aluminum Extrusions was 91.5 million pounds in 2009, down 32.8% from 136.2 million pounds in 2008.

Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.8% in 2009 and 14.0% in 2008. The gross profit margin increased in Film Products primarily due to cost reduction efforts, productivity gains, a change in product mix mostly driven by sales of higher-value surface protection materials and the lag in the pass-through of substantially higher average resin costs in 2008. Gross profit margins in Aluminum Extrusions decreased as a result of volume declines noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 11.2% in 2009, an increase from 7.9% in 2008. The increase in selling, general and administrative and R&D expenses as a percentage of sales was primarily due to the decline in sales noted above and adjustments made to accruals for certain performance-based compensation programs.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2009 totaled $2.9 million ($2.3 million after taxes) and included:

•

A fourth quarter charge of $181,000 ($121,000 after taxes) and a first quarter charge of $1.1 million ($806,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•	A fourth quarter charge of $1.0 million ($1.0 million after taxes) for asset impairments in Film Products;

•

A fourth quarter benefit of $547,000 ($340,000 after taxes), a third quarter charge of $111,000 ($69,000 after taxes), a second quarter charge of $779,000 ($484,000 after taxes), and a first quarter charge of $609,000 ($378,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 starting on page 59 for additional detail);

•

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

•

A fourth quarter charge of $218,000 ($139,000 after taxes) and a first quarter charge of $178,000 ($113,000 after taxes) for severance and other employee-related costs in connection with restructurings at corporate headquarters (included in “Corporate expenses, net” in the segment operating profit table in Note 3 on page 57);

•

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

•	A second quarter gain of $149,000 ($91,000 after taxes) related to the reversal to income of certain inventory impairment accruals in Film Products; and

•

A fourth quarter charge of $345,000 ($214,000 after taxes) and a second quarter benefit of $276,000 ($172,000 after taxes) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income).

The severance in Film Products includes reduction in workforce in 2009 (approximately 50 employees) that saved approximately $2.0 million on an annual basis.

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

Results in 2009 include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.1 million ($3.2 million after taxes; see further discussion on page 22). Gains on the sale of corporate assets in 2009 include realized gains of $404,000 ($257,000 after taxes) from the sale of corporate real estate. The pretax amounts for each of these items are included in “Other income (expense), net” in the consolidated statements of income and separately shown in the segment operating profit table on page 16.

For more information on costs and expenses, see the executive summary beginning on page 19.

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

Interest expense, which includes the amortization of debt issue costs, was $783,000 in 2009, a 67.3% decrease in comparison to $2.4 million for 2008 due to lower average debt levels and lower average interest rates during 2009. Average debt outstanding and interest rates were as follows:

	0000	0000
(In Millions)	2009	2008
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$5.0	$47.7
Average interest rate	1.2%	3.8%
Fixed-rate and other debt:
Average outstanding debt balance	$1.5	$1.8
Average interest rate	3.5%	4.1%

Total debt:
Average outstanding debt balance	$6.5	$49.5
Average interest rate	1.8%	3.8%

Income Taxes. The effective tax rate used to compute income taxes from continuing operations was 107.8% in 2009 compared with 39.7% in 2008. The differences between the U.S. federal statutory rate and the effective tax rate for continuing operations are shown in the effective income tax rate reconciliation provided in Note 14 on page 71.

Financial Condition

Assets and Liabilities

Changes in assets and liabilities from continuing operations from December 31, 2009 to December 31, 2010 are summarized below:

•	Accounts receivable increased $10.1 million (13.6%).

•	Accounts receivable in Film Products increased by $3.7 million due mainly to higher sales.

•	Accounts receivable in Aluminum Extrusions increased by $4.6 million primarily due to higher sales prices and an increase in sales in the fourth quarter of 2010.

•	Accounts and other receivables in corporate and other segment businesses increased $1.8 million due to timing of cash receipts.

•	Inventories increased $7.5 million (21.2%).

•

Inventories in Film Products increased by approximately $8.7 million. The increase can be primarily attributed to efforts to meet a surge in customer demand during the second and third quarters of 2010.

•

Inventories in Aluminum Extrusions decreased by approximately $1.3 million. Lower inventories at Aluminum Extrusions can be primarily attributed to efforts to effectively manage working capital balances in light of the uncertainty of the timing and the extent of the recovery in the nonresidential building and construction sector.

•

Net property, plant and equipment decreased $24.0 million (10.4%) due primarily to depreciation of $43.1 million, a change in the value of the U.S. dollar relative to foreign currencies (a decrease of approximately $3.3 million) and asset impairments and property disposals of $1.1 million, partially offset by capital expenditures of $20.4 million and equipment of $3.1 million acquired as part of the Bright View asset acquisition.

•

Goodwill and other intangibles increased by $1.6 million (1.5%) primarily due to the acquisition of the assets of Bright View, partially offset by changes in the value of the U.S. dollar relative to foreign currencies (decrease of approximately $646,000). Identifiable intangible assets purchased as part of the acquisition were $2.4 million. There was no goodwill recorded from the acquisition of the assets of Bright View.

•

Other assets increased by $2.6 million (5.6%) primarily due to additional investments in mitigation banking properties and an increase in deferred debt issuance costs related to our new revolving credit facility, partially offset by cash received from the initial withdrawal proceeds from Harbinger and the write-down of our investment accounted for under the fair value method (see Note 2 on page 54 for additional detail).

•	Accounts payable increased by $4.4 million (8.3%).

•	Accounts payable in Film Products increased by $5.8 million, or 20.9%, primarily due to higher sales volume, higher raw material costs and the timing of payments.

•	Accounts payable in Aluminum Extrusions decreased by $2.4 million, or 9.1%, primarily due to the timing of aluminum purchases.

•	Accounts payable increased in corporate and the Other segment businesses by $1.0 million due to the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $1.7 million (4.9%) from December 31, 2009 primarily due to lower restructuring accruals in the current year (see Note 7 on page 62 for additional detail).

•

Other noncurrent liabilities increased by $737,000 (4.0%) due primarily to the change in the funded status of our defined benefit plans. As of December 31, 2010, the funded status of our defined benefit pension plan was a net liability of $8.3 million compared with $6.0 million as of December 31, 2009, while the liability associated with our other post-employment benefits plan was $7.4 million compared to $8.7 million as of December 31, 2009.

•

Net deferred income tax liabilities in excess of assets decreased by $8.3 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2010 and 2009 schedule of deferred income tax assets and liabilities provided in Note 14 on page 72. Income taxes recoverable increased by $2.6 million primarily due to timing of tax payments.

Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2010 were as follows:

Net Capitalization and Indebtedness as of December 31, 2010

(In Thousands)

Net capitalization:
Cash and cash equivalents	$73,191
Debt:
$300 million revolving credit agreement maturing June 21, 2014	—
Other debt	450

Total debt	450

Cash and cash equivalents net of debt	(72,741)
Shareholders’ equity	417,546

Net capitalization	$344,805

Indebtedness as defined in revolving credit agreement:
Total debt	$450
Face value of letters of credit	6,621
Liabilities relating to derivative financial instruments, net of cash deposits	223
Other	106

Indebtedness	$7,400

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $263 million was available to borrow at December 31, 2010 based on the most restrictive covenants (no amounts borrowed at December 31, 2010). The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At December 31, 2010, the interest rate on debt borrowed under the revolving credit agreement would have been priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the credit agreement are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the credit agreement are not intended to represent net income or cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended December 31, 2010 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2010:
Net income	$27,027
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	13,756
Interest expense	1,136
Depreciation and amortization expense for continuing operations	43,588
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $565)	1,278
Charges related to stock option grants and awards accounted for under the fair value-based method	2,064
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	2,200
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(709)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(242)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	267
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	90,365
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,588)

Adjusted EBIT as defined in revolving credit agreement	$46,777

Shareholders’ equity at December 31, 2010 as defined in revolving credit agreement	$417,546
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2010:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.08x
Interest coverage ratio (adjusted EBIT-to-interest expense)	41.18x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2010)	$113,514
Minimum adjusted shareholders’ equity permitted ($300,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2010)	$313,514
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

While we had no outstanding borrowings on our $300 million credit facility as of December 31, 2010, noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2011	2012	2013	2014	2015	Remainder	Total
Debt	$.2	$.1	$.1	$—	$—	$—	$.4
Operating leases:
AFBS (formerly Therics)	.4	—	—	—	—	—	.4
Other	1.3	1.7	1.6	1.7	1.1	3.2	10.6
Estimated contributions required (1) :
Defined benefit plans	.2	1.9	.2	.2	.2	1.5	4.2
Other postretirement benefits	.4	.5	.5	.5	.5	5.0	7.4
Capital expenditure commitments (2)	3.4	—	—	—	—	—	3.4
Estimated obligations relating to uncertain tax positions (3)	—	—	—	—	—	1.2	1.2
Other (4)	.5	—	—	—	.3	—	.8

Total	$6.4	$4.2	$2.4	$2.4	$2.1	$10.9	$28.4

(1)	Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2011 through 2020 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2010 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2020. See Note 11 on page 65.
(2)	Represents contractual obligations for plant construction and purchases of real property and equipment. See Note 13 on page 70.
(3)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.
(4)	Includes contractual severance and derivative settlement payments and the expected contingent earnout from our purchase of the assets of Bright View.

We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

From time to time, we enter into transactions with third parties in connection with the sale of assets or businesses in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the assets or business. Also, in the ordinary course of our business, we may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. We disclose contingent liabilities if the probability of loss is reasonably possible and material.

Shareholders’ Equity

At December 31, 2010, we had 31,883,173 shares of common stock outstanding and a total market capitalization of $617.9 million, compared with 33,887,550 shares of common stock outstanding and a total market capitalization of $536.1 million at December 31, 2009.

We purchased 2.1 million shares in 2010, 105,497 shares in 2009 and 1.1 million shares in 2008 on the open market at an average price of $16.54, $14.44 and $14.88 per share, respectively. See the issuer purchases of equity securities section of Item 5 on page 10 regarding purchases of our common stock and our standing authorization permitting additional purchases as of December 31, 2010.

Cash Flows

The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 47. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

Cash provided by operating activities was $46.4 million in 2010 compared with $103.2 million in 2009. The decrease is due primarily to normal volatility of working capital components (see the assets and liabilities section beginning on page 28 for discussion of changes in working capital).

Cash used in investing activities was $22.2 million in 2010 compared with $31.7 million in 2009. Cash used in investing activities in 2010 includes capital expenditures and the purchase of the assets of Bright View, partially offset by the initial withdrawal proceeds from Harbinger.

Net cash flow used in financing activities was $42.1 million in 2010, which is primarily due to the repurchase of 2.1 million shares of Tredegar common stock for $35.1 million, the payment of regular quarterly dividends of $5.1 million (4 cents per share per quarter) and the payment of debt issuance costs of $2.1 million related to our new revolving credit facility.

Cash provided by operating activities was $103.2 million in 2009 compared with $75.4 million in 2008. The increase is due primarily to normal volatility of working capital components (see the assets and liabilities section beginning on page 28 for discussion of changes in working capital).

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

Net cash flow used in financing activities was $28.2 million in 2009 and was related to net repayments on our former revolving credit facility with excess cash flow of $21.5 million, the payment of regular quarterly dividends of $5.4 million (4 cents per share per quarter) and repurchase of 105,497 shares of Tredegar common stock for $1.5 million.

Quantitative and Qualitative Disclosures about Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 28 regarding credit agreement and interest rate exposures related to borrowings under the credit agreement.

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

See the executive summary beginning on page 19 and the business segment review beginning on page 36 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

Resin prices in Europe, Asia and South America have exhibited similar trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the executive summary on page 19 and the business segment review on page 36 for more information).

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 6 on page 59 for more information. The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $70,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu. The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for ongoing operations related to foreign markets for 2010, 2009 and 2008 are as follows:

Tredegar Corporation - Continuing Ongoing Operations

Percentage of Net Sales and Total Assets Related to Foreign Markets

	2010			2009			2008
	% of Total Net Sales *		% Total	% of Total Net Sales *		% Total	% of Total Net Sales *		% Total
	Exports From U.S.	Foreign Operations	Assets - Foreign Operations *	Exports From U.S.	Foreign Operations	Assets - Foreign Operations *	Exports From U.S.	Foreign Operations	Assets - Foreign Operations *
Canada	7	—	—	6	—	—	5	—	—
Europe	1	16	15	1	19	14	1	18	15
Latin America	—	3	2	—	3	2	—	3	2
Asia	10	5	7	7	6	6	3	7	7

Total % exposure to foreign markets	18	24	24	14	28	22	9	28	24

*	The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from ongoing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents and AFBS (formerly Therics)).

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real, and the Indian Rupee.

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $1.3 million in 2010 compared with 2009, $1.9 million in 2009 compared with 2008 and a positive impact of $3.6 million in 2008 compared with 2007.

Trends for the Euro and Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Business Segment Review

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) in Film Products in 2010 compared with 2009.

In Film Products, net sales were $455.0 million in 2009, down 13.0% versus $522.8 million in 2008. Volume decreased to 206.7 million pounds in 2009 from 221.2 million pounds in 2008. Net sales in 2009 declined compared to 2008 due to the impact on selling prices from the pass-through of lower resin costs, volume declines in personal care materials and packaging films and the unfavorable effect of changes in the U.S. dollar value of currencies for operations outside the U.S.

Operating Profit. See the executive summary beginning on page 19 for the discussion of operating profit in Film Products in 2010 compared with 2009.

Operating profit from ongoing operations was $64.4 million in 2009, an increase of 19.4% compared with $53.9 million in 2008. Operating profit from ongoing operations increased in 2009 compared to 2008 as cost reduction efforts, productivity gains, the positive impact of the change in product mix driven mostly by an increase in sales of high-value surface protection materials and the lag in the pass-through of reduced resin costs were partially offset by lower overall sales volumes and the unfavorable effects of foreign currency rates. The estimated impact of the lag in the pass-through of changes in average resin costs and year-end adjustments for inventories accounted for under LIFO was a positive $1.7 million in 2009 and a negative $600,000 in 2008. The estimated unfavorable impact from U.S. dollar value currencies for operations outside the U.S. was $1.9 million in 2009 compared with 2008.

Identifiable Assets. Identifiable assets in Film Products decreased to $363.3 million at December 31, 2010, from $371.6 million at December 31, 2009, due primarily to depreciation of $33.6 million, partially offset by capital expenditures of $15.7 million and higher accounts receivable ($3.7 million) and inventory ($8.7 million) balances. See the assets and liabilities section beginning on page 28 for further discussion on changes in assets and liabilities.

Identifiable assets in Film Products decreased to $371.6 million at December 31, 2009, from $399.9 million at December 31, 2008, due primarily to the depreciation of $32.2 million, partially offset by capital expenditures of $11.5 million, and a lower accounts receivable balance ($4.2 million). See the assets and liabilities section beginning on page 28 for further discussion on changes in assets and liabilities.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $33.8 million in 2010, $32.4 million in 2009 and $34.6 million in 2008. The increase in depreciation in 2010 compared with 2009 is primarily related to capital expenditures in 2009 and 2010. The decrease in 2009 compared with 2008 is primarily due to the write-down of certain assets in prior years and lower than normal capital expenditures in the preceding years. We expect depreciation and amortization expense for Film Products will be approximately $35 million in 2011.

Capital expenditures increased to $15.7 million in 2010 from $11.5 million in 2009 compared with $11.1 million in 2008. Capital expenditures in 2010 include the construction of our new manufacturing facility in India as well as capital spending to support growth initiatives. Capital expenditures in 2009 and 2008 primarily included the normal replacement of machinery and equipment. Capital expenditures in 2011 are expected to be approximately $27 million.

Aluminum Extrusions (Continuing Operations)

Net Sales and Operating Profit. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) and operating profit from ongoing U.S. operations of Aluminum Extrusions in 2010 compared with 2009.

Net sales from continuing operations in Aluminum Extrusions were $177.5 million in 2009, down 47.8% from $340.3 million in 2008. Operating losses from ongoing U.S. operations were $6.5 million, a negative change of $16.6 million from operating profits of $10.1 million in 2008. Volume from continuing operations was 91.5 million pounds in 2009, down 32.8% from 136.2 million pounds in 2008.

The decrease in net sales for 2009 compared to 2008 was mainly due to lower sales volume and a decrease in average selling prices driven by lower average aluminum costs. Weak market conditions led to decreased shipments in most markets. Shipments in nonresidential construction, which comprised 71% of total volume in 2009, declined by approximately 34% in 2009 compared with 2008. Operating losses from ongoing U.S. operations in 2009 were primarily driven by lower sales volume.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $81.7 million at December 31, 2010, $82.4 million at December 31, 2009 and $112.3 million at December 31, 2008. The decrease between December 31, 2010 and 2009 can be attributed to lower property, plant and equipment balances from higher depreciation expense due to the recently completed capacity expansion project at our Carthage, Tennessee manufacturing facility and a reduction in inventory balances in an effort to manage working capital in light of an uncertain economic environment, partially offset by an increase in accounts receivable balances as a result of higher volume in the latter half of 2010. The decline of $29.9 million at the end of 2009 compared with 2008 is mainly due to the goodwill impairment charge of $30.6 million in 2009 and lower accounts receivable balances of $13.2 million, partially offset by higher property, plant and equipment balances from capital expenditures of $22.5 million, net of depreciation expense of $7.6 million.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $9.1 million in 2010, $7.6 million in 2009 and $8.0 million in 2008. The increase between 2010 compared to 2009 is primarily attributed to increased depreciation from the recent capacity expansion project at our Carthage, Tennessee manufacturing facility. We expect depreciation and amortization expense for Aluminum Extrusions to be approximately $9 million in 2011.

Capital expenditures totaled $4.3 million in 2010, $22.5 million in 2009 and $9.7 million in 2008. Capital expenditures of $19.0 million in 2009 and $5.7 million in 2008 reflect spending on the capacity expansion project at our Carthage, Tennessee manufacturing facility. Capital expenditures are expected to be approximately $5 million in 2011.

Other

Net Sales and Operating Profit. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) and operating profit for the continuing operations of the businesses in the Other segment in 2010 compared with 2009.

Identifiable Assets. Identifiable assets in the Other segment were $19.7 million at December 31, 2010. Other assets primarily consist of investments in mitigation banking properties by Fallings Springs and intellectual property and machinery and equipment utilized by Bright View.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization expense for the Other segment was $695,000 in 2010, and capital expenditures for the Other segment were $179,000 in 2010. Capital expenditures are not expected to be material in 2011.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk beginning on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index on page 43 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 43-44.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Tredegar to be included in our Proxy Statement under the headings “Election of Directors” and “Tredegar’s Board of Directors” is incorporated herein by reference.

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

Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

Nancy M. Taylor	51	President and Chief Executive Officer

Duncan A. Crowdis	58	President, The William L. Bonnell Company and Corporate Vice President

A. Brent King	42	Vice President, General Counsel and Corporate Secretary

Monica Moretti	41	President, Tredegar Film Products Corporation and Corporate Vice President

Kevin A. O’Leary	52	Vice President, Chief Financial Officer and Treasurer

Larry J. Scott	60	Vice President, Audit

Nancy M. Taylor. Ms. Taylor was elected President and Chief Executive Officer effective February 1, 2010. Prior to February 1, 2010, Ms. Taylor was President of Tredegar Films Products Corporation and Executive Vice President. She was elected Executive Vice President effective January 1, 2009. She was elected President of Tredegar Film Products Corporation effective April 5, 2005. She was elected Senior Vice President effective November 1, 2004. Ms. Taylor served as Senior Vice President, Strategy and Special Projects from November 1, 2004 until April 5, 2005.

Duncan A. Crowdis. Mr. Crowdis was elected Vice President effective January 1, 2009. Mr. Crowdis was elected President of The William L. Bonnell Company, Inc. on June 13, 2005, and continues to serve in such capacity. Mr. Crowdis served as Plant Manager of The William L. Bonnell Company, Inc. from March 2005 until June 2005. He previously served as Chief Process Officer of The William L. Bonnell Company, Inc. from December 2002 until March 2005.

A. Brent King. Mr. King was elected Vice President, General Counsel and Corporate Secretary on October 20, 2008, the date that he joined Tredegar. From October 2005 until October 2008, he served as General Counsel at Hilb Rogal & Hobbs. Mr. King was Vice President and Assistant Secretary for Hilb Rogal & Hobbs from October 2001 to October 2008. He served as Associate General Counsel for Hilb Rogal & Hobbs from October 2001 to October 2005.

Kevin A. O’Leary. Mr. O’Leary was elected Vice President, Chief Financial Officer and Treasurer effective December 11, 2009. He was appointed Vice President, Finance, of Tredegar Film Products Corporation, effective January 1, 2009 until December 11, 2009 and served as Director, Finance, of Tredegar Film Products Corporation from October 2008 until January 2009. Mr. O’Leary previously served as Vice President, Finance – Mergers and

Acquisitions of the Avery Dennison Retail Information Services Group (“Avery Dennison RIS”), a division of Avery Dennison Corporation from March 2007 through August 2008. He served as General Manager of the Printer Systems division of Avery Dennison RIS from February 2006 through February 2007 and as Director, Finance, of Avery Dennison RIS from August 2004 through January 2006.

Monica Moretti. Ms. Moretti was elected Vice President on May 18, 2010. She was elected President of Tredegar Film Products Corporation and its subsidiaries effective February 1, 2010. She served as Vice President and General Manager, Consumer Care, of Tredegar Film Products Corporation from May 2008 until January 31, 2010 and as General Manager, Hygienics, of Tredegar Film Products Corporation from March 2008 until May 2008. Ms. Moretti served as Chief Marketing Officer and Vice President, Marketing and Technology, of H.B. Fuller Company from February 2007 until March 2008. She served as Group Vice President, Marketing and Technology, of H.B. Fuller Company from December 2005 until February 2007 and as Global Business Unit Manager, Assembly, of H.B. Fuller Company from December 2004 until December 2005.

Larry J. Scott. Mr. Scott was elected Vice President, Audit, on May 24, 2000.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our chief executive officer, chief financial officer and principal accounting officer) and have posted the Code of Conduct on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer by posting this information on our website. Our Internet address is www.tredegar.com. The information on or that can be accessed through our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

Item 11.	EXECUTIVE COMPENSATION

The information to be included in the Proxy Statement under the headings “Compensation of Directors,” “Board Meetings of Non-Management Directors and Board Committees - Executive Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation Committee Report” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2010.

Column (a)	Column (b)	Column (c)	Column (d)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column
Equity compensation plans approved by security holders	*1,262,050	$16.64	3,151,868

Equity compensation plans not approved by security holders	—	—	—

Total	1,262,050	$16.64	3,151,868

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information to be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions”, “Tredegar’s Board of Directors” and “Board Meetings, Meetings of Non-Management Directors and Board Committees” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is incorporated herein by reference:

•	Information on accounting fees and services to be included in the Proxy Statement under the heading “Audit Fees;” and

•

Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services to be included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and Board Committees - Audit Committee Matters.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of the report:

(1)	Financial statements:

Tredegar Corporation

(2)	Financial statement schedules:

None.

(3)	Exhibits:

See Exhibit Index on pages 81-82.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tredegar Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

March 4, 2011

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2010	2009	2008
(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$740,475	$648,613	$883,899
Other income (expense), net	(940)	8,464	10,341

	739,535	657,077	894,240

Costs and expenses:
Cost of goods sold	596,330	516,933	739,721
Freight	17,812	16,085	20,782
Selling, general and administrative	68,610	60,481	58,699
Research and development	13,625	11,856	11,005
Amortization of intangibles	466	120	123
Interest expense	1,136	783	2,393
Asset impairments and costs associated with exit and disposal activities	773	2,950	12,390
Goodwill impairment charge	—	30,559	—

Total	698,752	639,767	845,113

Income from continuing operations before income taxes	40,783	17,310	49,127
Income taxes	13,756	18,663	19,486

Income (loss) from continuing operations	27,027	(1,353)	29,641
Income (loss) from discontinued operations	—	—	(705)

Net income (loss)	$27,027	$(1,353)	$28,936

Earnings (loss) per share:
Basic:
Continuing operations	$.84	$(.04)	$.87
Discontinued operations	—	—	(.02)

Net income (loss)	$.84	$(.04)	$.85

Diluted:
Continuing operations	$.83	$(.04)	$.87
Discontinued operations	—	—	(.02)

Net income (loss)	$.83	$(.04)	$.85

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2010	2009
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$73,191	$90,663
Accounts and notes receivable, net of allowance for doubtful accounts and sales returns of $5,286 in 2010 and $5,299 in 2009	84,076	74,014
Income taxes recoverable	6,643	4,016
Inventories	43,058	35,522
Deferred income taxes	6,924	5,750
Prepaid expenses and other	5,369	5,335

Total current assets	219,261	215,300

Property, plant and equipment, at cost:
Land and land improvements	7,034	6,496
Buildings	86,145	87,297
Machinery and equipment	576,111	580,493

Total property, plant and equipment	669,290	674,286
Less accumulated depreciation	462,453	443,410

Net property, plant and equipment	206,837	230,876
Other assets and deferred charges	48,127	45,561
Goodwill and other intangibles (other intangibles of $2,478 in 2010 and $252 in 2009)	106,117	104,542

Total assets	$580,342	$596,279

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$58,209	$53,770
Accrued expenses	33,229	34,930
Current portion of long-term debt	222	451

Total current liabilities	91,660	89,151
Long-term debt	228	712
Deferred income taxes	51,879	59,052
Other noncurrent liabilities	19,029	18,292

Total liabilities	162,796	167,207

Commitments and contingencies (Notes 13 and 16)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 31,883,173 shares in 2010 and 33,887,550 in 2009 (including restricted stock)	10,724	41,137
Common stock held in trust for savings restoration plan (60,986 shares in 2010 and 60,424 in 2009)	(1,332)	(1,322)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	23,572	26,250
Gain (loss) on derivative financial instruments	280	758
Pension and other postretirement benefit adjustments	(59,871)	(60,028)
Retained earnings	444,173	422,277

Total shareholders’ equity	417,546	429,072

Total liabilities and shareholders’ equity	$580,342	$596,279

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2010	2009	2008
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$27,027	$(1,353)	$28,936
Adjustments for noncash items:
Depreciation	43,122	39,877	43,068
Amortization of intangibles	466	120	123
Goodwill impairment charge	—	30,559	—
Deferred income taxes	(6,392)	6,771	22,183
Accrued pension and postretirement benefits	1,125	(2,654)	(4,426)
(Gain) loss on an investment accounted for under the fair value method	2,200	(5,100)	(5,600)
Gain on sale of assets	(15)	(3,462)	(3,083)
Loss on asset impairments and divestitures	608	1,005	10,136
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(10,981)	18,449	(678)
Inventories	(7,717)	2,200	13,374
Income taxes recoverable	(2,627)	8,533	(12,092)
Prepaid expenses and other	(969)	1,209	(1,873)
Accounts payable and accrued expenses	2,942	7,023	(18,900)
Other, net	(2,380)	38	4,238

Net cash provided by operating activities	46,409	103,215	75,406

Cash flows from investing activities:
Capital expenditures (including settlement of related accounts payable of $1,709 in 2009 and net of accounts payable of $1,709 in 2008)	(20,418)	(35,851)	(19,235)
Acquisition	(5,500)	—	—
Proceeds from the sale of assets and property disposals	3,768	4,146	4,691
Investments	—	—	(5,391)
Proceeds from the sale of the aluminum extrusions business in Canada (net of cash included in sale and transaction costs)	—	—	23,407

Net cash provided by (used in) investing activities	(22,150)	(31,705)	3,472

Cash flows from financing activities:
Repurchases of Tredegar common stock (including settlement of $3,368 in 2008)	(35,141)	(1,523)	(19,792)
Dividends paid	(5,141)	(5,426)	(5,447)
Debt principal payments and financing costs	(2,815)	(21,539)	(84,489)
Borrowings	—	—	25,000
Proceeds from exercise of stock options	980	244	4,069

Net cash used in financing activities	(42,117)	(28,244)	(80,659)

Effect of exchange rate changes on cash	386	1,422	(461)

Increase (decrease) in cash and cash equivalents	(17,472)	44,688	(2,242)
Cash and cash equivalents at beginning of period	90,663	45,975	48,217

Cash and cash equivalents at end of period	$73,191	$90,663	$45,975

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$911	$786	$2,465
Income tax payments (refunds), net	23,539	3,019	8,794

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
	Shares	Amount
(In Thousands, Except Share and Per-Share Data)
Balance December 31, 2007	34,765,450	$51,444	$405,548	$(1,303)	$40,610	$(1,204)	$(3,767)	$491,328

Comprehensive income (loss):
Net income	—	—	28,936	—	—	—	—	28,936
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,607)	—	—	—	—	(2,875)	—	—	(2,875)
Reclassification of foreign currency translation gain realized on the sale of the aluminum extrusions business in Canada (net of tax of $7,696)	—	—	—	—	(14,292)	—	—	(14,292)
Derivative financial instruments adjustment (net of tax of $3,325)	—	—	—	—	—	(5,488)	—	(5,488)
Net gains or losses and prior service costs (net of tax of $39,678)	—	—	—	—	—	—	(66,292)	(66,292)
Amortization of prior service costs and net gains or losses (net of tax of $228)	—	—	—	—	—	—	400	400
Reclassification of net actuarial losses and prior service costs realized on the sale of the aluminum extrusions business in Canada (net of tax of $1,799)	—	—	—	—	—	—	4,871	4,871

Comprehensive loss								(54,740)
Cash dividends declared ($.16 per share)	—	—	(5,447)	—	—	—	—	(5,447)
Stock-based compensation expense	(6,000)	1,379	—	—	—	—	—	1,379
Issued upon exercise of stock options (including related income tax benefits of $76) & other	254,582	4,320	—	—	—	—	—	4,320
Repurchases of Tredegar common stock	(1,104,100)	(16,424)	—	—	—	—	—	(16,424)
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—	—	—	—

Balance December 31, 2008	33,909,932	40,719	429,047	(1,313)	23,443	(6,692)	(64,788)	420,416

Comprehensive income (loss):
Net loss	—	—	(1,353)	—	—	—	—	(1,353)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,563)	—	—	—	—	2,807	—	—	2,807
Derivative financial instruments adjustment (net of tax of $4,538)	—	—	—	—	—	7,450	—	7,450
Net gains or losses and prior service costs (net of tax of $2,310)	—	—	—	—	—	—	4,061	4,061
Amortization of prior service costs and net gains or losses (net of tax of $398)	—	—	—	—	—	—	699	699

Comprehensive income								13,664
Cash dividends declared ($.16 per share)	—	—	(5,426)	—	—	—	—	(5,426)
Stock-based compensation expense	9,387	2,538	—	—	—	—	—	2,538
Issued upon exercise of stock options (including related income tax benefits of $64) & other	73,728	(597)	—	—	—	—	—	(597)
Repurchases of Tredegar common stock	(105,497)	(1,523)	—	—	—	—	—	(1,523)
Tredegar common stock purchased by trust for savings restoration plan	—	—	9	(9)	—	—	—	—

Balance December 31, 2009	33,887,550	41,137	422,277	(1,322)	26,250	758	(60,028)	429,072

Comprehensive income (loss):
Net income	—	—	27,027	—	—	—	—	27,027
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,443)	—	—	—	—	(2,678)	—	—	(2,678)
Derivative financial instruments adjustment (net of tax of $287)	—	—	—	—	—	(478)	—	(478)
Net gains or losses and prior service costs (net of tax of $2,135)	—	—	—	—	—	—	(2,838)	(2,838)
Amortization of prior service costs and net gains or losses (net of tax of $1,732)	—	—	—	—	—	—	2,995	2,995

Comprehensive income								24,028
Cash dividends declared ($.16 per share)	—	—	(5,141)	—	—	—	—	(5,141)
Stock-based compensation expense	8,017	3,952	—	—	—	—	—	3,952
Issued upon exercise of stock options (including related income tax of $204) & other	112,506	776	—	—	—	—	—	776
Repurchases of Tredegar common stock	(2,124,900)	(35,141)	—	—	—	—	—	(35,141)
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—	—	—	—

Balance December 31, 2010	31,883,173	$10,724	$444,173	$(1,332)	$23,572	$280	$(59,871)	$417,546

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “we,” “us” or “our”) are primarily engaged in the manufacture of plastic films and aluminum extrusions. See Note 15 regarding restructurings and Note 17 regarding discontinued operations.

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations in these financial statements. Certain amounts for the prior years have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Transaction and remeasurement gains or losses included in income were not material in 2010, 2009 and 2008. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our locations outside the U.S, that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2010 and 2009, Tredegar had cash and cash equivalents of $73.2 million and $90.7 million, respectively, including funds held in locations outside the U.S. of $35.7 million and $34.2 million, respectively.

Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Accounts and Notes Receivable. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on our assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year.

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

Capital expenditures for property, plant and equipment include capitalized interest of $37,000 in 2010, $116,000 in 2009 and $228,000 in 2008.

Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 10 to 25 years for buildings and land improvements and 2 to 11 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.

Investments in Private Entities with Less Than or Equal to 50% Voting Ownership Interest. We account for our investments in private entities where our voting ownership is less than or equal to 50% based on the facts and circumstances surrounding the investment. We are required to account for investments under the consolidation method in situations where we are the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in a variable interest entity. We are deemed to have a controlling financial interest if we have (i) the power to direct activities of the variable interest entity that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the variable interest entity that could potentially be significant to its operations.

If we are not deemed the primary beneficiary in an investment in a private entity then we select either: (i) the fair value method or (ii) either (a) the cost method if we do not have significant influence over operating and financial policies of the investee or (b) the equity method if we do have significant influence.

U.S. generally accepted accounting principles requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units include, but are not limited to, Film Products and Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities). As of December 31, 2010, Film Products was the only reporting unit that carried a goodwill balance.

We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples. Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with the first quarter of 2008), the resulting operating loss in the first quarter of 2009, possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed in the first quarter of 2009. Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions. This impairment charge represented the entire amount of goodwill associated with the Aluminum Extrusions reporting unit, and it represents the only goodwill impairment recorded by Tredegar. The goodwill of Film Products continues to be tested for impairment at the annual testing date, with the estimated fair value of Film Products exceeding the carrying value of its net assets by a wide margin.

The components of goodwill and other intangibles at December 31, 2010 and 2009, and related amortization periods for continuing operations are as follows:

(In Thousands)	2010	2009	Amortization Periods
Carrying value of goodwill:
Film Products	$103,639	$104,290	Not amortized
Carrying value of other intangibles:
Film Products (cost basis of $1,172 in 2010 and 2009)	137	252	Not more than 17 yrs.
Other (cost basis of $2,687 in 2010)	2,341	—	Not more than 15 yrs.

Total carrying value of other intangibles	2,478	252

Total carrying value of goodwill and other intangibles	$106,117	$104,542

On February 3, 2010, we purchased the assets of Bright View Technologies Corporation (“Bright View”). The primary identifiable intangible assets purchased in the transaction were patented and unpatented technology, which are being amortized over a weighted average period of 12 years.

A reconciliation of the beginning and ending balances of goodwill and other intangibles for each of the three years in the period ended December 31, 2010 is as follows:

(In Thousands)	2010	2009	2008
Goodwill and other intangibles:
Net carrying value, beginning of year	$104,542	$135,075	$135,907
Acquisition	2,394	—	—
Amortization	(466)	(120)	(123)
Goodwill impairment charge	—	(30,559)	—
Increase (decrease) due to foreign currency translation and other	(353)	146	(709)

Total carrying value of goodwill and other intangibles	$106,117	$104,542	$135,075

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

Revenue Recognition. Revenue from the sale of products, which is shown net of estimated sales returns and allowances, is recognized when title has passed to the customer, the price of the product is fixed and determinable, and collectability is reasonably assured. Amounts billed to customers related to freight have been classified as sales in the accompanying consolidated statements of income. The cost of freight has been classified as a separate line in the accompanying consolidated statements of income. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between Tredegar and its customers (such as value-added taxes) are accounted for on a net basis and therefore excluded from revenues.

Research & Development (“R&D”) Costs. R&D costs are expensed as incurred and include primarily salaries, wages, employee benefits, equipment depreciation, facility costs and the cost of materials consumed relating to R&D efforts. R&D costs include a reasonable allocation of indirect costs.

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 14). We accrue U.S. federal income taxes on unremitted earnings of our foreign subsidiaries. The benefit of an uncertain tax position is included in the accompanying financial statements when we determine that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2010	2009	2008
Weighted average shares outstanding used to compute basic earnings per share	32,291,556	33,861,171	33,976,833
Incremental shares attributable to stock options and restricted stock	280,565	—	216,887

Shares used to compute diluted earnings per share	32,572,121	33,861,171	34,193,720

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2010, 2009 and 2008, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock was 324,558, 545,450 and 507,982, respectively.

Stock-Based Employee Compensation Plans. Compensation expense is recorded on all share-based awards based upon its calculated fair value. The fair value of stock option awards was estimated as of the grant date using the Black-Scholes options-pricing model. The assumptions used in this model for valuing Tredegar stock options granted in 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Dividend yield	0.9%	0.9%	1.0%
Weighted average volatility percentage	46.6%	39.9%	39.0%
Weighted average risk-free interest rate	2.7%	2.1%	3.0%
Holding period (years):
Officers	6.0	6.0	6.0
Management	5.0	5.0	5.0
Weighted average excercise price at date of grant (also weighted average market price at date of grant):
Officers	$17.18	$18.12	$15.64
Management	17.13	17.81	15.81

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

Tredegar stock options granted during 2010, 2009 and 2008, and related estimated fair value at the date of grant, are as follows:

	2010	2009	2008
Stock options granted (number of shares):
Officers	190,000	99,600	220,000
Management	126,000	183,800	181,000

Total	316,000	283,400	401,000

Estimated weighted average fair value of options per share at date of grant:
Officers	$7.47	$7.53	$6.01
Management	7.00	6.93	5.48

Total estimated fair value of stock options granted (in thousands)	$2,301	$2,023	$2,314

Additional disclosure of Tredegar stock options is included in Note 10.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was immaterial in 2010, 2009 and 2008.

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

Comprehensive Income or Loss. Comprehensive income or loss, which is included in the consolidated statement of shareholders’ equity, is defined as net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, prior service costs and net gains or losses from pension and other postretirement benefit plans arising during the period and amortization of these prior service costs and net gains or losses adjustments, all recorded net of deferred income taxes directly in shareholders’ equity.

Recently Issued Accounting Standards. The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force issued a consensus updating accounting standards for revenue recognition for multiple-deliverable arrangements in October 2009. The stated objective of the accounting standards update was to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The revision of current FASB guidance provides amended methodologies for separating consideration in multiple-deliverable arrangements and expands disclosure requirements. The accounting standards update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We do not expect these FASB rules to have a material impact on our financial statements and disclosures.

The FASB issued guidance in January 2010 that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for such transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update also clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about the purchase, sale, issuance and settlement activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for the interim periods in that year. The adoption of these new disclosures and clarifications of existing disclosures have not and are not expected to materially expand our current financial statement footnote disclosures.

In March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, as was the Health Care and Education Reconciliation Act of 2010, which amends certain aspects of the PPACA. Included in the provisions of these laws are changes to the taxation related to the federal subsidy available to companies that provide retiree health benefit plans that include a benefit that is at least actuarially equivalent to the benefits of Medicare Part D. Our retiree medical plan does not include prescription drug coverage for Medicare-eligible retirees, so we are not impacted by changes to the taxation of this federal subsidy. We will continue to assess the other potential long-term impacts, if any, that any related amendments or clarification of this legislation may have on future results of operations, cash flows or financial position related to our health care benefits and postretirement health care obligations, as events warrant.

2	INVESTMENTS

During the third quarter of 2007, we invested $6.5 million in a privately held specialty pharmaceutical company. In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests. In 2008, we recognized an unrealized gain of $5.6 million ($3.6 million after taxes) based on the valuation of our ownership interest implied from a new round of equity financing completed for the investee in the fourth quarter of 2008. We recognized an additional unrealized gain of $5.1 million ($3.2 million after taxes) in the fourth quarter of 2009 for the estimated appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license. In the fourth quarter of 2010, we recognized an unrealized loss of $2.2 million ($1.4 million after taxes) for the estimated changes in the fair value of our investment after the investee, which had its new drug application to the Food & Drug Administration (“FDA”) accepted for review during the quarter, reassessed its projected timeframe for obtaining final marketing approval from the FDA. Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 3.

At December 31, 2010 and 2009, the estimated fair value of our investment (included in “Other assets and deferred charges” in the consolidated balance sheets) was $16.0 million and $18.2 million, respectively. On the date of our most recent investment (December 15, 2008), we believe that the amount we would be paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the specialty pharmaceutical company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. If the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus our most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then our estimate of the fair value of our ownership interest in the company is likely to decline. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. On December 31, 2008, the privately held specialty pharmaceutical company was converted from a limited liability company taxed as a pass-through entity (partnership) to a corporation. Substantially all shareholder rights from the limited liability company carried over in the conversion. Our allocation of losses for tax purposes as a pass-through entity in 2008 was approximately $4.8 million.

The condensed balance sheets for the specialty pharmaceutical company at December 31, 2010 and 2009 and related condensed statements of income for the last three years ended December 31, 2010, that were reported to us by the investee, are provided below:

	December 31,			December 31,
(In Thousands)	2010	2009		2010	2009
Assets:			Liabilities & Equity:
			Current portion of deferred revenues	$8,839	$18,360
			Other current liabilities	1,488	1,029
Cash & cash equivalents	$18,819	$22,835	Non-current liabilities	599	5,440
Other current assets	5,304	2,526	Equity:
Other tangible assets	796	1,046	Redeemable preferred stock	19,041	18,044
Identifiable intangibles assets	1,650	1,743	Other	(3,398)	(14,723)

Total assets	$26,569	$28,150	Total liabilities & equity	$26,569	$28,150

	2010	2009	2008
Revenues & Expenses:
Revenues	$29,099	$2,062	$—
Expenses and other, net	(10,426)	(6,732)	(7,321)
Income tax (expense) benefit	(6,584)	2,309	—

Net income (loss)	$12,089	$(2,361)	$(7,321)

On April 2, 2007, we invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of its total partnership capital, is accounted for under the cost method. The December 31, 2010 and 2009 carrying value in the consolidated balance sheets (included in “Other assets and deferred charges”) was equal to our cost basis of $6.4 million and $10.0 million, respectively. The carrying value at December 31, 2010 reflected the receipt of the first installments of withdrawal proceeds, which started in August 2010. The timing and amount of future withdrawal proceeds were not known as of December 31, 2010. There were no gains or losses associated with our investment in Harbinger in 2010. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

At December 31, 2010 and 2009, our reported capital account value in Harbinger was $9.6 million and $14.5 million, respectively.

3	BUSINESS SEGMENTS

In February 2010, we added a fourth segment, Other, comprised of the start-up operations of Bright View and Falling Springs, LLC (“Falling Springs”). Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets. Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetland, stream or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

Information by business segment and geographic area for the last three years is provided below. For periods prior to 2010, net sales and income (loss) from ongoing operations for Falling Springs (which were immaterial) have been included in “Corporate expense, net” and identifiable assets for this business (which were immaterial) have been included in “General corporate” in order to reflect the strategic view and structure of operations during this time period. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $273.1 million in 2010, $253.5 million in 2009 and $282.7 million in 2008. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

	Net Sales
(In Thousands)	2010	2009	2008
Film Products	$520,445	$455,007	$522,839
Aluminum Extrusions	199,639	177,521	340,278
Other	2,579	—	—

Total net sales	722,663	632,528	863,117
Add back freight	17,812	16,085	20,782

Sales as shown in consolidated statements of income	$740,475	$648,613	$883,899

	Operating Profit
(In Thousands)	2010	2009	2008
Film Products:
Ongoing operations	$71,184	$64,379	$53,914
Plant shutdowns, asset impairments, restructurings and other (a)	(505)	(1,846)	(11,297)
Aluminum Extrusions:
Ongoing operations	(4,154)	(6,494)	10,132
Plant shutdowns, asset impairments, restructurings and other (a)	493	(639)	(687)
Goodwill impairment charge (a)	—	(30,559)	—
AFBS (formerly Therics):
Gain on sale of investments in Theken Spine and Therics, LLC	—	1,968	1,499
Other:
Ongoing operations	(4,173)	—	—
Plant shutdowns, asset impairments, restructurings and other (a)	(253)	—	—

Total	62,592	26,809	53,561
Interest income	709	806	1,006
Interest expense	1,136	783	2,393
Gain on sale of corporate assets (a)	—	404	1,001
Gain (loss) on investment accounted for under the fair value method (a)	(2,200)	5,100	5,600
Stock option-based compensation expense	2,064	1,692	782
Corporate expenses, net (a)	17,118	13,334	8,866

Income from continuing operations before income taxes	40,783	17,310	49,127
Income taxes (a)	13,756	18,663	19,486

Income (loss) from continuing operations	27,027	(1,353)	29,641
Income (loss) from discontinued operations (a)	—	—	(705)

Net income (loss)	$27,027	$(1,353)	$28,936

(a)	See Notes 1, 2 and 15 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.
(b)	We recognize in the balance sheets the funded status of each of our defined benefit pension and other postretirement plans. The funded status of our defined benefit pension plan was a net liability of $8.3 million, $6.0 million and $17.1 million in “Other noncurrent liabilities” as of December 31, 2010, 2009 and 2008. See Note 11 for more information on our pension and other postretirement plans.
(c)	The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $17.8 million in 2010, $16.1 million in 2009 and $20.8 million in 2008.
(d)	Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in locations outside the U.S. of $35.7 million, $34.2 million and $37.3 million at December 31, 2010, 2009 and 2008, respectively. Export sales relate almost entirely to Film Products. Operations outside the U.S. in The Netherlands, Hungary, China, Italy, Brazil and India also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Sales activity at the new film products manufacturing facility in India will begin in 2011.

	Identifiable Assets
(In Thousands)	2010	2009	2008
Film Products	$363,312	$371,639	$399,895
Aluminum Extrusions	81,731	82,429	112,259
AFBS (formerly Therics)	583	1,147	1,629
Other	19,701	—	—

Subtotal	465,327	455,215	513,783
General corporate (b)	41,824	50,401	50,874
Cash and cash equivalents (d)	73,191	90,663	45,975

Total	$580,342	$596,279	$610,632

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2010	2009	2008	2010	2009	2008
Film Products	$33,765	$32,360	$34,588	$15,664	$11,487	$11,135
Aluminum Extrusions	9,054	7,566	8,018	4,339	22,530	9,692
Other	695	—	—	179	—	—

Subtotal	43,514	39,926	42,606	20,182	34,017	20,827
General corporate	74	71	70	236	125	78

Continuing operations	43,588	39,997	42,676	20,418	34,142	20,905
Discontinued aluminum extrusions business in Canada (a)	—	—	515	—	—	39

Total	$43,588	$39,997	$43,191	$20,418	$34,142	$20,944

	Net Sales by Geographic Area (d)
(In Thousands)	2010	2009	2008
United States	$416,892	$363,570	$531,235
Exports from the United States to:
Canada	50,534	39,300	46,790
Latin America	2,684	2,238	1,614
Europe	8,572	7,261	12,532
Asia	68,818	43,948	26,156
Operations outside the United States:
The Netherlands	81,945	88,563	109,392
Hungary	23,645	20,300	34,889
China	35,999	36,438	62,957
Italy	9,272	10,497	11,057
Brazil	24,302	20,413	26,495

Total (c)	$722,663	$632,528	$863,117

	Identifiable Assets by Geographic Area (d)			Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2010	2009	2008	2010	2009	2008
United States (b)	$341,970	$326,120	$373,073	$135,840	$152,189	$150,354
Operations outside the United States:
The Netherlands	47,574	56,761	61,204	31,979	40,832	44,559
Hungary	13,535	12,265	15,195	7,515	7,978	7,731
China	31,587	34,176	40,092	21,385	23,605	27,809
Italy	13,639	15,492	15,187	2,137	2,546	2,792
Brazil	11,660	10,401	9,032	3,107	3,212	3,088
India	5,362	—	—	4,241	—	—
General corporate (b)	41,824	50,401	50,874	633	514	537
Cash and cash equivalents (d)	73,191	90,663	45,975	n/a	n/a	n/a

Total	$580,342	$596,279	$610,632	$206,837	$230,876	$236,870

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

4	ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable consist of the following:

(In Thousands)	2010	2009
Trade, less allowance for doubtful accounts and sales returns of $5,286 in 2010 and $5,299 in 2009	$78,768	$69,789
Other	5,308	4,225

Total	$84,076	$74,014

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the last three years in the period ended December 31, 2010 is as follows:

(In Thousands)	2010	2009	2008
Balance, beginning of year	$5,299	$3,949	$5,198
Charges to expense	1,779	4,034	2,527
Recoveries	(1,633)	(1,522)	(1,494)
Write-offs	(25)	(1,411)	(2,171)
Foreign exchange and other	(134)	249	(111)

Balance, end of year	$5,286	$5,299	$3,949

5	INVENTORIES

Inventories consist of the following:

(In Thousands)	2010	2009
Finished goods	$7,373	$6,080
Work-in-process	3,669	2,740
Raw materials	15,327	12,249
Stores, supplies and other	16,689	14,453

Total	$43,058	$35,522

Inventories stated on the LIFO basis amounted to $18.4 million at December 31, 2010 and $13.4 million at December 31, 2009, which are below replacement costs by approximately $20.6 million at December 31, 2010 and $21.5 million at December 31, 2009. During 2010 and 2009, certain inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $2.6 million in 2010 ($935,000 in Film Products and $1.7 million in Aluminum Extrusions) and $1.1 million in 2009 in Film Products.

6	FINANCIAL INSTRUMENTS

We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist as part of ongoing business operations (primarily in Film Products). Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $5.8 million (5.7 million pounds of aluminum) at December 31, 2010 and $6.9 million (7.8 million pounds of aluminum) at December 31, 2009.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Prepaid expenses and other	$490	Prepaid expenses and other	$1,184
Liability derivatives:
Aluminum futures contracts	Prepaid expenses and other	$36	Prepaid expenses and other	$—

Derivatives Not Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$614
Liability derivatives:
Aluminum futures contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$614

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments included in the table above are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

Gains associated with the aluminum extrusions business of $893,000 ($555,000 after taxes) were recognized in 2010 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments. Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 3. Losses of $952,000 ($592,000 after tax) were recognized in 2009 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments. Timing differences prior to 2009 were not significant.

We had future fixed Euro-denominated contractual payments for equipment being purchased as part of our capacity expansion at the Carthage, Tennessee aluminum extrusion manufacturing facility. We used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations. The notional amount of this foreign currency forward was $1.6 million at December 31, 2009. There were no foreign currency forward contracts outstanding at December 31, 2010.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of December 31, 2009 (none at December 31, 2010):

	December 31, 2009
(In Thousands)	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$35

Derivatives Not Designated as Hedging Instruments
Liability derivatives:
Foreign currency forward contracts	Accrued expenses	$41

We receive Euro-based royalty payments relating to our operations in Europe. From time to time we use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2010 and 2009 as there were no derivatives outstanding at December 31, 2010 and 2009 related to the hedging of royalty payments with currency options.

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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2010, 2009, and 2008 is summarized in the tables below:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2010	2009	2008	2010	2009	2008
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(102)	$1,762	$(9,771)	$(284)	$(336)	$56

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general and admin. exp.	Selling, general and admin. exp.

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$641	$(10,248)	$(760)	$(271)	$(315)	$—

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2010, 2009 and 2008. For the years ended December 31, 2010 and 2009 (none in 2008), unrealized net losses from hedges that were discontinued were not significant. As of December 31, 2010, we expect $280,000 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months.

7	ACCRUED EXPENSES

Accrued expenses consist of the following:

(In Thousands)	2010	2009
Payrolls, related taxes and medical and other benefits	$6,642	$5,332
Incentive compensation	6,436	6,528
Vacation	5,995	5,665
Workers’ compensation and disabilities	2,468	2,360
Plant shutdowns and divestitures	1,900	3,981
Futures contracts, net of cash deposits	223	255
Other	9,565	10,809

Total	$33,229	$34,930

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2010 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Accelerated Depreciation (a)	Other (b)	Total
Balance at December 31, 2007	$363	$—	$—	$5,838	$6,201
2008:
Charges	2,662	6,994	1,649	—	11,305
Cash spent	(2,594)	—	—	(1,347)	(3,941)
Charged against assets	—	(6,994)	(1,649)	—	(8,643)

Balance at December 31, 2008	431	—	—	4,491	4,922
2009:
Charges	2,094	1,005	—	—	3,099
Cash spent	(1,702)	—	—	(1,333)	(3,035)
Charged against assets	—	(1,005)	—	—	(1,005)

Balance at December 31, 2009	823	—	—	3,158	3,981
2010:
Charges	165	608	—	—	773
Cash spent	(751)	—	—	(1,565)	(2,316)
Charged against assets	—	(608)	—	—	(608)

Balance at December 31, 2010	$237	$—	$—	$1,593	$1,830

(a)	Represents depreciation accelerated due to plant shutdowns based on a remaining useful life of less than one year.
(b)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

See Note 15 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

8	DEBT AND CREDIT AGREEMENTS

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

Borrowings under the Credit Agreement bear an interest rate of LIBOR plus a credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted-EBITDA levels as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <= 2.0x	225	35
<= 1.0x	200	30

At December 31, 2010, the interest cost on debt, if amounts had been borrowed, was priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

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

At December 31, 2010, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $263 million. Total debt due and outstanding at December 31, 2010 is summarized below:

	000	000	000
Debt Due and Outstanding at December 31, 2010 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2011	$—	$222	$222
2012	—	114	114
2013	—	114	114
2014	—	—	—
2015	—	—	—

Total	$—	$450	$450

We believe we were in compliance with all of our debt covenants as of December 31, 2010. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

9	SHAREHOLDER RIGHTS AGREEMENT

Pursuant to an Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar and National City Bank, N.A., as Rights Agent (essentially renewing and extending our Rights Agreement, dated as of June 30, 1999), as amended, one right is attendant to each share of our common stock (“Right”). All Rights outstanding under the previous Rights Plan remain outstanding under the Amended and Restated Rights Agreement.

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

The Rights are scheduled to expire on June 30, 2019.

10	STOCK OPTION AND STOCK AWARD PLANS

We have one stock option plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. In addition, we have one other stock option plan under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest two years from the date of grant. The option plans also permit the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. Restricted stock grants ordinarily vest three years from the date of grant. No SARs have been granted since 1992 and none are currently outstanding.

A summary of our stock options outstanding at December 31, 2010, 2009 and 2008, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options		Range		Weighted Average
Outstanding at December 31, 2007	702,983	$13.95	to	$29.94	$17.25
Granted	401,000	14.06	to	19.25	15.72
Forfeited and Expired	(161,515)	13.95	to	29.94	20.07
Exercised	(248,118)	13.95	to	18.90	16.66

Outstanding at December 31, 2008	694,350	13.95	to	19.52	15.92
Granted	283,400	14.72	to	18.12	17.92
Forfeited and Expired	(171,875)	13.95	to	19.52	17.59
Exercised	(9,700)	13.95	to	15.11	14.37

Outstanding at December 31, 2009	796,175	13.95	to	19.52	16.29
Granted	316,000	16.66	to	17.54	17.15
Forfeited and Expired	(29,325)	13.95	to	18.12	16.37
Exercised	(65,575)	13.95	to	15.80	15.04

Outstanding at December 31, 2010	1,017,275	$13.95	to	$19.52	$16.64

The following table summarizes additional information about stock options outstanding and exercisable and non-vested restricted stock outstanding at December 31, 2010:

	Options Outstanding at December 31, 2010				Options Exercisable at December 31, 2010
	Shares	Weighted Average		Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices		Remaining Contractual Life (Years)	Exercise Price
$ — to $13.95	24,075	0.2	$13.95	$131	24,075	$13.95	$131
13.96 to 20.00	993,200	5.1	16.70	2,662	419,300	15.59	1,587

Total	1,017,275	5.0	$16.64	$2,793	443,375	$15.51	$1,718

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)
Outstanding at December 31, 2007	59,500	$13.97	$831	176,875	$20.09	$3,554
Granted	12,690	16.01	203	146,600	15.80	2,316
Vested	(8,190)	17.08	(140)	—	—	—
Forfeited	(10,500)	14.06	(148)	(115,694)	20.40	(2,360)

Outstanding at December 31, 2008	53,500	13.94	746	207,781	16.89	3,510
Granted	50,637	17.52	887	76,175	17.93	1,366
Vested	(58,387)	14.10	(823)	(66,731)	20.02	(1,336)
Forfeited	—	—	—	(145,050)	15.63	(2,267)

Outstanding at December 31, 2009	45,750	17.70	810	72,175	17.64	1,273
Granted	56,717	17.23	977	82,750	16.83	1,393
Vested	(8,284)	17.84	(148)	—	—	—
Forfeited	(333)	18.12	(6)	(4,000)	17.10	(68)

Outstanding at December 31, 2010	93,850	$17.40	$1,633	150,925	$17.21	$2,598

The total intrinsic value of stock options exercised was $221,000 in 2010, $14,000 in 2009 and $653,000 in 2008. The grant-date fair value of stock option-based awards vested was $1.9 million in 2010 and $1.8 million in 2008 (none in 2009). As of December 31, 2010, there was unrecognized compensation cost of $1.4 million related to stock option-based awards and $1.5 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 0.7 years for stock option-based awards and 1.1 years for non-vested restricted stock and other stock-based awards.

Stock options exercisable totaled 443,375 shares at December 31, 2010 and 199,775 shares at December 31, 2009. Stock options available for grant totaled 3,151,868 shares at December 31, 2010.

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

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

			Other Post-
	Pension Benefits		Retirement Benefits
(In Thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$235,015	$211,685	$8,687	$8,124
Service cost	3,315	3,077	76	70
Interest cost	13,071	13,287	467	495
Effect of actuarial (gains) losses related to the following:
Discount rate change	8,587	18,758	307	656
Retirement rate assumptions and mortality table adjustments	1,175	462	25	(3)
Retiree medical participation rate change	—	—	(1,424)	—
Other	(1,853)	(1,436)	(477)	(373)
Benefits paid	(11,341)	(10,818)	(311)	(282)

Benefit obligation, end of year	$247,969	$235,015	$7,350	$8,687

Change in plan assets:
Plan assets at fair value, beginning of year	$228,984	$194,538	$—	$—
Actual return on plan assets	21,896	45,135	—	—
Employer contributions	167	129	311	282
Benefits paid	(11,341)	(10,818)	(311)	(282)

Plan assets at fair value, end of year	$239,706	$228,984	$—	$—

Funded status of the plans	$(8,263)	$(6,031)	$(7,350)	$(8,687)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(8,263)	(6,031)	(7,350)	(8,687)

Net amount recognized	$(8,263)	$(6,031)	$(7,350)	$(8,687)

The following tables reconcile the changes in benefit obligations and plan assets in 2010 and 2009, and reconcile the funded status to prepaid or accrued cost at December 31, 2010 and 2009:

				Other Post-
	Pension Benefits			Retirement Benefits
(In Thousands, Except Percentages)	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.45%	5.70%	6.50%	5.35%	5.75%	6.50%
Rate of compensation increases	n/a	n/a	n/a	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.70%	6.50%	6.25%	5.75%	6.50%	6.25%
Rate of compensation increases	n/a	n/a	n/a	4.00%	4.00%	4.00%
Expected long-term return on plan assets, during the year	8.25%	8.25%	8.50%	n/a	n/a	n/a
Rate of increase in per-capita cost of covered health care benefits:
Indemnity plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Managed care plans, end of year	n/a	n/a	n/a	6.00%	6.00%	6.00%
Components of net periodic benefit income (cost):
Service cost	$(3,315)	$(3,077)	$(3,447)	$(76)	$(70)	$(71)
Interest cost	(13,071)	(13,287)	(12,909)	$(467)	$(495)	(484)
Expected return on plan assets	20,530	20,680	21,965	—	—	—
Amortization of prior service
costs and gains or losses	(4,806)	(1,224)	(675)	79	127	47

Net periodic benefit income (cost)	$(662)	$3,092	$4,934	$(464)	$(438)	$(508)

Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Pension and other postretirement liabilities for continuing operations of $15.6 million and $14.7 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2010 and 2009, respectively. The amount of our accumulated benefit obligation is the same as our projected benefit obligation.

At December 31, 2010, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

Expected benefit payments for continuing operations over the next five years and in the aggregate for 2016-2020 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2011	$12,904	$441
2012	13,517	461
2013	14,126	483
2014	14,731	494
2015	15,365	506
2016 - 2020	84,604	2,602

Amounts recognized in 2010, 2009 and 2008 before related deferred income taxes in accumulated other comprehensive income consist of:

				Other Post-
	Pension			Retirement
(In Thousands)	2010	2009	2008	2010	2009	2008
Prior service cost (benefit)	$(2,966)	$(4,035)	$(5,092)	$—	$—	$—
Net actuarial (gain) loss	102,037	101,368	110,319	(2,598)	(1,107)	(1,514)

The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2011 are as follows:

		Other Post-
(In Thousands)	Pension	Retirement
Prior service cost (benefit)	$(1,078)	$—
Net actuarial (gain) loss	7,579	(267)

The percentage composition of assets held by pension plans for continuing operations at December 31, 2010, 2009 and 2008, and the current expected long-term return on assets are as follows:

	% Composition of Plan Assets at December 31,			Expected Long-term Return %
	2010	2009	2008
Pension plans related to continuing operations:
Low-risk fixed income securities	1.9%	3.5%	10.3%	3.9%

Large capitalization equity securities	22.3	21.7	19.9	9.0
Small-capitalization equity securities	6.7	5.8	4.1	11.0
International and emerging market equity securities	21.6	21.4	18.6	10.8

Total equity securities	50.6	48.9	42.6	10.0

Hedge and private equity funds	42.7	42.9	43.8	8.7
Other assets	4.8	4.7	3.3	2.8

Total for continuing operations	100.0%	100.0%	100.0%	8.3%

Our targeted allocation percentage for pension plan assets is in the general range of the percentage composition that existed at December 31, 2010, with the exception of the targeted future range for low-risk fixed income securities being higher than actual allocations in 2009 and 2010. Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. Other assets are primarily comprised of cash and contracts with insurance companies. Our primary investment objective is to maximize total return with a strong emphasis on the preservation of capital. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 12 years. We expect our required contributions to approximate $174,000 in 2011.

Estimates of the fair value of assets held by our pension plans are provided by third parties not affiliated with Tredegar. At December 31, 2010, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)		Quoted Prices in Active Markets for Identical Assets	Signficant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2010	Total	(Level 1)	(Level 2)	(Level 3)
Large capitalization equity securities	$53,543	$39,827	$13,716	$—
Small-capitalization equity securities	16,170	16,170	—	—
International and emerging market equity securities	51,840	51,840	—	—
Hedge and private equity funds	102,309	—	94,267	8,042
Low-risk fixed income securities	4,469	1,613	2,856	—
Other assets	2,290	2,290	—	—

Total plan assets at fair value	$230,621	$111,740	$110,839	$8,042
Contracts with insurance companies	9,085

Total plan assets, December 31, 2010	$239,706

December 31, 2009
Large capitalization equity securities	$49,655	$35,545	$14,110	$—
Small-capitalization equity securities	13,272	13,272	—	—
International and emerging market equity securities	49,078	49,078	—	—
Hedge and private equity funds	98,204	—	86,567	11,637
Low-risk fixed income securities	8,069	4,047	4,022	—
Other assets	451	451	—	—

Total plan assets at fair value	$218,729	$102,393	$104,699	$11,637
Contracts with insurance companies	10,255

Total plan assets, December 31, 2009	$228,984

For fair value measurements of plan assets using significant unobservable inputs (Level 3), a reconciliation of the balances from January 1, 2009 to December 31, 2010 are as follows:

(In Thousands)	Hedge and private equity funds
Balance at December 31, 2008	$6,064
Purchases, sales, and settlements	(447)
Actual return on plan assets still held at year end	855
Transfers in and/or out of Level 3	5,165

Balance at December 31, 2009	$11,637
Purchases, sales, and settlements	(2,927)
Actual return on plan assets still held at year end	(668)
Transfers in and/or out of Level 3	—

Balance at December 31, 2010	$8,042

We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.5 million at December 31, 2010 and $2.9 million at December 31, 2009. Pension expense recognized for this plan was $178,000 in 2010, $202,000 in 2009 and $185,000 in 2008. This information has been included in the preceding pension benefit tables.

Approximately 113 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $613,000 in 2010, $807,000 in 2009 and $1.0 million in 2008. This information has been excluded from the preceding pension benefit tables.

12	SAVINGS PLAN

We have a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation up to Internal Revenue Service (“IRS”) limitations. Effective January 1, 2007, and in conjunction with certain pension plan changes (see Note 11), the provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

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

We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2.6 million in 2010, $2.5 million in 2009 and $3.1 million in 2008. Our liability under the restoration plan was $1.3 million at December 31, 2010 (consisting of 67,313 phantom shares of common stock) and $1.3 million at December 31, 2009 (consisting of 79,088 phantom shares of common stock) valued at the closing market price on those dates.

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

Rental expense for continuing operations was $2.9 million in 2010, $2.9 million in 2009 and $3.5 million in 2008. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2010, are as follows:

Year	Amount (In Thousands)
2011	$1,681
2012	1,741
2013	1,617
2014	1,655
2015	1,131
Remainder	3,209

Total	$11,034

AFBS, Inc. (formerly known as Therics, Inc), a wholly-owned subsidiary of Tredegar, has future rental commitments under noncancelable operating leases through 2011 (most of which contain sublease options) totaling approximately $400,000. These future rental commitments are included in the above table. Sublease rental commitments relating to excess space at AFBS total $27,000 (excluded from the above table).

Contractual obligations for plant construction and purchases of real property and equipment amounted to $3.4 million at December 31, 2010.

14	INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2010	2009	2008
Income from continuing operations before income taxes:
Domestic	$30,723	$2,098	$31,838
Foreign	10,060	15,212	17,289

Total	$40,783	$17,310	$49,127

Current income taxes:
Federal	$14,431	$7,624	$1,494
State	1,414	(335)	1,126
Foreign	4,308	4,399	6,038

Total	20,153	11,688	8,658

Deferred income taxes:
Federal	(6,225)	6,088	9,672
State	(771)	831	114
Foreign	599	56	1,042

Total	(6,397)	6,975	10,828

Total income taxes	$13,756	$18,663	$19,486

Income from continuing operations before income taxes for domestic operations in 2009 varies from that for 2010 and 2008 primarily due to the 2009 goodwill impairment charge of $30.6 million in Aluminum Extrusions.

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2010	2009	2008
Income tax expense at federal statutory rate	35.0	35.0	35.0
Write-off of tax receivable from indemnification	1.8	—	—
Unremitted earnings from foreign operations	1.3	8.1	6.7
Valuation allowance for foreign operating loss carry-forwards	1.3	(1.0)	3.2
State taxes, net of federal income tax benefit	.9	2.2	1.6
Reversal of income tax contingency accruals and tax settlements	.6	(.9)	(.3)
Valuation allowance for capital loss carry-forwards	.5	12.2	(2.2)
Non-deductible expenses	.3	—	.2
Remitted earnings from foreign operations	—	3.0	—
Goodwill impairment charge	—	61.8	—
Research and development tax credit	(.8)	(2.1)	(.4)
Domestic Production Activities Deduction	(1.1)	—	—
Foreign rate differences	(1.8)	(6.5)	(4.2)
Changes in estimates related to prior year tax provision	(4.1)	(.6)	(.2)
Other	(.2)	(3.4)	.3

Effective income tax rate	33.7	107.8	39.7

Deferred tax liabilities and deferred tax assets at December 31, 2010 and 2009, are as follows:

(In Thousands)	2010	2009
Deferred tax liabilities:
Depreciation	$26,238	$30,308
Amortization of goodwill	26,151	23,637
Foreign currency translation gain adjustment	10,068	14,023
Derivative financial instruments	174	461
Other	362	127

Total deferred tax liabilities	62,993	68,556

Deferred tax assets:
Employee benefits	10,428	9,222
Asset write-offs, divestitures and environmental accruals	4,512	4,098
Excess capital losses and book/tax basis differences on investments	4,405	3,230
Tax benefit on state and foreign NOL and credit carryforwards	4,112	4,720
Pensions	3,014	2,182
Inventory	1,973	1,279
Allowance for doubtful accounts and sales returns	1,298	1,343
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	279	543
Other	—	317

Deferred tax assets before valuation allowance	30,021	26,934
Less: Valuation allowance	11,983	11,680

Total deferred tax assets	18,038	15,254

Net deferred tax liability	$44,955	$53,302

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$51,879	$59,052
Current deferred tax assets in excess of liabilities	6,924	5,750

Net deferred tax liability	$44,955	$53,302

Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. A valuation allowance of $3.0 million and $3.6 million at December 31, 2010 and 2009, respectively, is provided against the tax benefit on state and foreign net operating loss carryforwards for possible future tax benefits on domestic state and foreign operating losses generated by certain foreign and domestic subsidiaries that may not be recoverable in the carry-forward period. In addition, the valuation allowance for excess capital losses from investments and other related items was increased from $6.7 million at December 31, 2009 to $7.4 million at December 31, 2010 due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. The valuation allowance for asset impairments in foreign jurisdictions where we believe it is more likely than not that the deferred tax asset will not be realized increased from $1.4 million in 2009 to $1.6 million in 2010.

A reconciliation of our unrecognized uncertain tax positions since January 1, 2008, is shown below:

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Balance at beginning of period	$996	$2,553	$3,268
Increase (decrease) due to tax positions taken in:
Current period	184	68	105
Prior period	493	208	(392)
Increase (decrease) due to settlements with taxing authorities	(375)	(1,543)	(31)
Reductions due to lapse of statute of limitations	(233)	(290)	(397)

Balance at end of period	$1,065	$996	$2,553

Additional information related to our unrecognized uncertain tax positions since January 1, 2008 is summarized below:

	Years Ended December 31,
(In Thousands)	2010	2009	2008
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$1,065	$996	$2,553
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions for which ultimate deductibility is highly certain but for which the timing of the deduction is uncertain (reflected in deferred income tax accounts in the balance sheet)	(234)	(348)	(1,828)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	831	648	725

Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $(400), $(800) and $100 reflected in income tax expense in the income statement in 2010, 2009 and 2008, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	125	537	1,303
Related deferred income tax assets recognized on interest and penalties	(46)	(195)	(476)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	79	342	827

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$910	$990	$1,552

We claimed an ordinary loss on the write-off of our investment in our aluminum extrusions operations in Canada, which was sold in February 2008, on our 2008 consolidated tax return (included in discontinued operations in the consolidated statement of income in 2007). The Internal Revenue Service (“IRS”) has recently challenged the ordinary nature of such deduction, asserting that the deduction should be re-characterized as capital in nature. We plan to vigorously defend our position related to this matter and believe that we will prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the matter would result in additional tax payments of up to $12 million, plus any interest and penalties.

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

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2007. We believe that it is reasonably possible that approximately $235,000 of the balance of unrecognized state tax positions may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

15	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2010 (as shown in the segment operating profit table in Note 3) totaled $265,000 ($297,000 after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2010 included:

•

A fourth quarter benefit of $413,000 ($257,000 after taxes), a third quarter benefit of $14,000 ($9,000 after taxes), a second quarter benefit of $23,000 ($14,000 after taxes), and a first quarter benefit of $443,000 ($275,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 for additional detail);

•

Fourth quarter charges of $253,000 ($155,000 after taxes) for asset impairments in the Other segment and a second quarter charge of $355,000 ($355,000 after taxes) for an asset impairment in Film Products;

•

A fourth quarter charge of $400,000 ($249,000 after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•

A third quarter charge of $109,000 ($69,000 after taxes) and a first quarter charge of $56,000 ($35,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter gain of $120,000 ($73,000 after taxes) related to the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statements of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

A second quarter loss of $44,000 ($26,000 after taxes) and a first quarter loss of $61,000 ($36,000 after taxes) on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Results in 2010 include an unrealized loss from the write-down of an investment accounted for under the fair value method of $2.2 million ($1.4 million after taxes). See Note 2 for additional information on this investment, which is accounted for under the fair value method. The impairment charges in Film Products and the Other segment were recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2009 (as shown in the segment operating profit table in Note 3) totaled $2.9 million ($2.3 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2009 included:

•

A fourth quarter charge of $181,000 ($121,000 after taxes) and a first quarter charge of $1.1 million ($806,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•	A fourth quarter charge of $1.0 million ($1.0 million after taxes) for asset impairments in Film Products;

•

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

•

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

•

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

•	A second quarter gain of $149,000 ($91,000 after taxes) related to the reversal to income of certain inventory impairment accruals in Film Products; and

•

A fourth quarter charge of $345,000 ($214,000 after taxes) and a second quarter benefit of $276,000 ($172,000 after taxes) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income).

We recognized a gain of $1.8 million ($1.2 million after taxes) from the receipt of a contractual earn-out payment and a gain of $150,000 ($96,000 after taxes) from a post-closing contractual adjustment from the sale of our investments in Theken Spine and Therics, LLC. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Results in 2009 also include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.1 million ($3.2 million after taxes). Gains on the sale of corporate assets in 2009 include realized gains of $404,000 ($257,000 after taxes) from the sale of corporate real estate. The pretax amount for each of these items is included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2009 include the recognition of a valuation allowance of $2.1 million related to expected limitations on the utilization of assumed capital losses on certain investments.

The severance in Film Products includes a reduction in workforce in the first and fourth quarters of 2009 (approximately 50 employees) that saved approximately $2.0 million on an annual basis. The impairment charge in Film Products was recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2008 (as shown in the segment operating profit table in Note 3) totaled $12.0 million ($8.4 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2008 included:

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

The severance in Film Products includes a reduction in workforce in the first quarter of 2008 (approximately 90 or 6% of Film Products’ total employees) that saved approximately $4 million on an annual basis. The impairment charges in Film Products were recognized to write down the machinery and equipment for certain product groups to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

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

From time to time, we enter into transactions with third parties in connection with the sale of assets or businesses in which we agree to indemnify the buyers or third parties involved in the sale for certain liabilities or risks related to the assets or business. Also, in the ordinary course of our business, we may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. We disclose contingent liabilities if the probability of loss is reasonably possible and material.

17.	DISCONTINUED OPERATIONS

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. We realized cash income tax benefits in 2008 from the sale of approximately $12.0 million.

The sale of our aluminum extrusions business in Canada, which was suffering from operating losses driven by lower volume and higher conversion costs from appreciation of the Canadian dollar, allowed us to focus on our U.S. aluminum extrusions operations where we have more control over costs and profitability. The business was classified as held for sale at the end of December 2007 when it became probable that the business would be sold. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

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

The statements of income for 2008 for the aluminum extrusions business in Canada are shown below:

Aluminum Extrusions Business in Canada

Statements of Income

(In Thousands)	Jan. 1, 2008 to Feb. 12, 2008
Revenues	$18,756
Costs and expenses:
Cost of goods sold	17,913
Freight	744
Selling, general and administrative	490
Asset impairments and costs associated with exit and disposal activities	1,337

Total	20,484

Income (loss) before income taxes	(1,728)
Income taxes	(1,023)

Net income (loss)	$(705)

18	SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Sales	$174,981	$185,031	$197,518	$182,945
Gross profit	29,664	29,958	33,802	32,909
Net income	$5,782	$4,960	$8,968	$7,317

Earnings per share:
Basic	$.17	$.15	$.28	$.23
Diluted	$.17	$.15	$.28	$.23
Shares used to compute earnings per share:
Basic	33,344	32,260	31,779	31,806
Diluted	33,515	32,450	31,995	32,348

2009
Sales	$153,066	$158,115	$175,662	$161,770
Gross profit	24,579	28,630	35,191	27,195
Net income (loss)	$(28,817)	$6,487	$10,996	$9,981

Earnings (loss) per share:
Basic	$(.85)	$.19	$.32	$.30
Diluted	$(.85)	$.19	$.32	$.29
Shares used to compute earnings per share:
Basic	33,866	33,876	33,878	33,825
Diluted	33,866	33,971	33,922	33,871

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 4, 2011	By	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2011.

Signature	Title

/s/ Nancy M. Taylor	President, Chief Executive Officer and Director
(Nancy M. Taylor)	(Principal Executive Officer)

/s/ Kevin A. O’Leary	Vice President, Chief Financial Officer and Treasurer
(Kevin A. O’Leary)	(Principal Financial Officer)

/s/ Frasier W. Brickhouse, II	Controller
(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/ R. Gregory Williams	Chairman of the Board of Directors
(R. Gregory Williams)

/s/ N. A. Scher	Vice Chairman of the Board of Directors
(Norman A. Scher)

/s/ Austin Brockenbrough, III	Director
(Austin Brockenbrough, III)

/s/ Donald T. Cowles	Director
(Donald T. Cowles)

/s/ John D. Gottwald	Director
(John D. Gottwald)

/s/ Richard L. Morrill	Director
(Richard L. Morrill)

/s/ George A. Newbill	Director
(George A. Newbill)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed December 15, 2009, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2	Amended and Restated Rights Agreement, dated as of June 30, 2009, by and between Tredegar and National City Bank, as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on July 1, 2009, and incorporated herein by reference)

4.3	Credit Agreement, dated as of June 21, 2010, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., HSBC Bank USA, National Association and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed June 22, 2010, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2	Employee Benefits Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3	Tax Sharing Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4	Indemnification Agreement dated as of June 1, 1989, between Tredegar and Ethyl (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1	Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7	Tredegar Industries, Inc. Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2005, and incorporated herein by reference)

*10.8	Tredegar Corporation’s 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9	Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.10	Intellectual Property Transfer Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.11	Unit Purchase Agreement, by and between Old Therics, New Therics and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.12	Payment Agreement, by and between Old Therics and New Therics, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

*10.13	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.14	Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.15	Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.16	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed February 19, 2009, and incorporated herein by reference)

*10.17	Severance Agreement, effective as of January 31, 2010, between Tredegar Corporation and Nancy M. Taylor (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed March 5, 2010, and incorporated herein by reference)

+*10.18	Summary of Director Compensation for Fiscal 2010

+21	Subsidiaries of Tredegar

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Section 302 Certification of Principal Executive Officer

+31.2	Section 302 Certification of Principal Financial Officer

+32.1	Section 906 Certification of Principal Executive Officer

+32.2	Section 906 Certification of Principal Financial Officer

*	Denotes compensatory plans or arrangements or management contracts.
+	Filed herewith