Form 10-Q
period 2011-03-31
TREDEGAR CORP
filed 2011-05-05
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock, no par value, outstanding as of April 29, 2011: 32,003,590.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$72,029	$73,191
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,312 in 2011 and $5,286 in 2010	101,850	84,076
Income taxes recoverable	4,514	6,643
Inventories	41,568	43,058
Deferred income taxes	6,671	6,924
Prepaid expenses and other	5,024	5,369

Total current assets	231,656	219,261

Property, plant and equipment, at cost	684,760	669,290
Less accumulated depreciation	480,446	462,453

Net property, plant and equipment	204,314	206,837

Other assets and deferred charges	48,582	48,127
Goodwill and other intangibles	106,508	106,117

Total assets	$591,060	$580,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,204	$58,209
Accrued expenses	26,701	33,229
Current portion of long-term debt	120	222

Total current liabilities	91,025	91,660

Long-term debt	243	228
Deferred income taxes	53,183	51,879
Other noncurrent liabilities	18,009	19,029

Total liabilities	162,460	162,796

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,003,590 at March 31, 2011 and 31,883,173 at December 31, 2010)	11,839	10,724
Common stock held in trust for savings restoration plan	(1,334)	(1,332)
Foreign currency translation adjustment	27,193	23,572
Gain on derivative financial instruments	358	280
Pension and other postretirement benefit adjustments	(58,861)	(59,871)
Retained earnings	449,405	444,173

Total shareholders’ equity	428,600	417,546

Total liabilities and shareholders’ equity	$591,060	$580,342

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Revenues and other items:
Sales	$191,524	$174,981
Other income (expense), net	194	56

	191,718	175,037

Costs and expenses:
Cost of goods sold	157,858	141,372
Freight	3,999	3,945
Selling, general and administrative	16,162	15,941
Research and development	3,557	3,602
Amortization of intangibles	129	88
Interest expense	355	195
Asset impairments and costs associated with exit and disposal activities	—	56

Total	182,060	165,199

Income before income taxes	9,658	9,838
Income taxes	2,990	4,056

Net income	$6,668	$5,782

Earnings per share:
Basic	$.21	$.17
Diluted	.21	.17

Shares used to compute earnings per share:
Basic	31,854	33,344
Diluted	32,262	33,515

Dividends per share	$.045	$.040

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net income	$6,668	$5,782
Adjustments for noncash items:
Depreciation	10,463	10,979
Amortization of intangibles	129	88
Deferred income taxes	(1,009)	(368)
Accrued pension and postretirement benefits	598	174
Loss on disposal of assets	—	61
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(16,426)	(14,736)
Inventories	2,173	33
Income taxes recoverable	2,129	85
Prepaid expenses and other	682	(736)
Accounts payable and accrued expenses	(1,113)	(1,500)
Other, net	(1,584)	(867)

Net cash provided by (used in) operating activities	2,710	(1,005)

Cash flows from investing activities:
Capital expenditures	(4,679)	(3,058)
Acquisition	—	(5,500)
Proceeds from the sale of assets and property disposals	611	—

Net cash used in investing activities	(4,068)	(8,558)

Cash flows from financing activities:
Dividends paid	(1,438)	(1,319)
Debt principal payments	(87)	(103)
Proceeds from exercise of stock options	619	183
Repurchases of Tredegar common stock	—	(18,779)

Net cash used in financing activities	(906)	(20,018)

Effect of exchange rate changes on cash	1,102	(721)

Decrease in cash and cash equivalents	(1,162)	(30,302)
Cash and cash equivalents at beginning of period	73,191	90,663

Cash and cash equivalents at end of period	$72,029	$60,361

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2010	$10,724	$444,173	$(1,332)	$23,572	$280	$(59,871)	$417,546

Comprehensive income (loss):
Net income	—	6,668	—	—	—	—	6,668
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,959)	—	—	—	3,621	—	—	3,621
Derivative financial instruments adjustment (net of tax of $48)	—	—	—	—	78	—	78
Amortization of prior service costs and net gains or losses (net of tax of $568)	—	—	—	—	—	1,010	1,010

Comprehensive income							11,377
Cash dividends declared ($.045 per share)	—	(1,438)	—	—	—	—	(1,438)
Stock-based compensation expense	971	—	—	—	—	—	971
Issued upon exercise of stock options (including related income tax benefits of $110) & other	144	—	—	—	—	—	144
Tredegar common stock purchased by trust for savings restoration plan	—	2	(2)	—	—	—	—

Balance March 31, 2011	$11,839	$449,405	$(1,334)	$27,193	$358	$(58,861)	$428,600

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2011, the consolidated results of operations for the three months ended March 31, 2011 and 2010, the consolidated cash flows for the three months ended March 31, 2011 and 2010, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2011. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 8, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2011 include:

•

Pretax losses of $32,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 for additional detail).

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2010 include:

•

Pretax gains of $443,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 on for additional detail);

•

A pretax loss of $61,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia; and

•	A pretax charge of $56,000 for severance and other employee-related costs in connection with restructurings in Film Products.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the three months ended March 31, 2011 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2010	$237	$1,593	$1,830
Changes in 2011:
Charges	—	—	—
Cash spent	(112)	(1,593)	(1,705)
Charged against assets	—	—	—

Balance at March 31, 2011	$125	$—	$125

(a)	Other represents accrued losses on a sub-lease at a facility in Princeton, New Jersey.

Income taxes for the first quarters of 2011 and 2010 include the partial reduction of a valuation allowance of $117,000 and $168,000, respectively, related to the expected limitations on the utilization of assumed capital losses on certain investments that was recognized in prior years.

3.	The components of inventories are as follows:

(In Thousands)	March 31, 2011	December 31, 2010
Finished goods	$8,214	$7,373
Work-in-process	3,173	3,669
Raw materials	12,683	15,327
Stores, supplies and other	17,498	16,689

Total	$41,568	$43,058

4.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended March 31
(In Thousands)	2011	2010
Weighted average shares outstanding used to compute basic earnings (loss) per share	31,854	33,344
Incremental dilutive shares attributable to stock options and restricted stock	408	171

Shares used to compute diluted earnings (loss) per share	32,262	33,515

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2011 and 2010, 78,767 and 469,567, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

5.	During the third quarter of 2007, we invested $6.5 million in a privately held specialty pharmaceutical company. In the fourth quarter of 2008, we invested an additional $1.0 million as part of a new round of equity financing completed by the investee. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests. In 2008, we recognized an unrealized gain of $5.6 million ($3.6 million after taxes) based on the valuation of our ownership interest implied from a new round of equity financing completed for the investee in the fourth quarter of 2008. We recognized an additional unrealized gain of $5.1 million ($3.2 million after taxes) in the fourth quarter of 2009 for the estimated appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license. In the fourth quarter of 2010, we recognized an unrealized loss of $2.2 million ($1.4 million after taxes) for the estimated changes in the fair value of our investment after the investee, which had its new drug application to the Food & Drug Administration (“FDA”) accepted for review during the quarter, reassessed its projected timeframe for obtaining final marketing approval from the FDA.

At March 31, 2011 and December 31, 2010, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $16.0 million. On the date of our most recent investment (December 15, 2008), we believe that the amount we would be paid for our ownership interest and liquidation preferences was based on significant other observable (Level 2) inputs, including investments by other investors. Subsequent to December 15, 2008, and until the next round of financing, we believe fair value estimates drop to significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. In addition, the specialty pharmaceutical company currently has no product sales. Accordingly, after the latest financing and until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. For the three months ended March 31, 2011, net income recorded by the specialty pharmaceutical company, as reported to us by the investee, was $436,000 compared to $1.6 million for the first three months of 2010. Operating results included $3.3 million and $4.1 million in licensing revenues in the first quarters of 2011 and 2010, respectively. Total assets (which included cash and cash equivalents of $17.3 million at March 31, 2011 and $18.8 million at December 31, 2010) were $23.9 million and $26.6 million at March 31, 2011 and December 31, 2010, respectively.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $8.5 million at March 31, 2011, compared with $9.6 million at December 31, 2010. This investment had a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $5.7 million at March 31, 2011 and $6.4 million at December 31, 2010. The carrying value at March 31, 2011 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2011. There were no gains or losses associated with our investment in Harbinger in 2011 or 2010. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

6.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the first quarters of 2011 and 2010.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $4.4 million (4.1 million pounds of aluminum) at March 31, 2011 and $5.8 million (5.7 million pounds of aluminum) at December 31, 2010.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$580	and other	$490
Liability derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$—	and other	$36

In the event that the counterparty to an aluminum fixed-price forward sale contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation.

Losses of $32,000 ($20,000 after tax) in the first quarter of 2011 and gains of $443,000 ($275,000 after tax) in the first quarter of 2010 were recognized by the aluminum extrusions business for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments. Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 8.

We used future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility. We utilized a fixed rate Euro forward contract with various settlement dates through March 2010 to hedge exchange rate exposure on these obligations. There was no outstanding notional amount of this foreign currency forward at March 31, 2011 and December 31, 2010.

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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the quarters ended March 31, 2011 and 2010 is summarized in the table below:

(in thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Three Months Ended March 31,
	2011	2010	2011	2010
Amount of pre-tax gain (loss) recognized in other comprehensive income	$405	$(160)	$—	$(13)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$279	$345	$—	$—

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three months ended March 31, 2011 and 2010. As of March 31, 2011, we expect $358,000 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three months ended March 31, 2011 and 2010, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

7.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended March 31		Other Post-Retirement Benefits for Three Months Ended March 31
(In Thousands)	2011	2010	2011	2010
Service cost	$(801)	$(797)	$(13)	$(18)
Interest cost	(3,283)	(3,289)	(96)	(121)
Expected return on plan assets	5,106	5,132	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,578)	(1,090)	67	9

Net periodic benefit cost	$(556)	$(44)	$(42)	$(130)

We contributed $167,000 to our pension plans for continuing operations in 2010 and expect to contribute a similar amount in 2011. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $311,000 for the year ended December 31, 2010.

8.	We have four reportable segments, which include Film Products, Aluminum Extrusions, AFBS (formerly Therics, Inc.) and Other. The Other segment is comprised of the start-up operations of Bright View Technologies Corporation and Falling Springs, LLC. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
(In Thousands)	2011	2010
Net Sales
Film Products	$131,426	$125,868
Aluminum Extrusions	56,001	44,799
Other	98	369

Total net sales	187,525	171,036
Add back freight	3,999	3,945

Sales as shown in the Consolidated Statements of Income	$191,524	$174,981

Operating Profit (Loss)
Film Products:
Ongoing operations	$16,602	$18,300
Plant shutdowns, asset impairments, restructurings and other	—	(117)

Aluminum Extrusions:
Ongoing operations	(1,229)	(2,993)
Plant shutdowns, asset impairments, restructurings and other	(32)	443

Other:
Ongoing operations	(1,211)	(636)

Total	14,130	14,997
Interest income	230	168
Interest expense	355	195
Stock option-based compensation costs	491	518
Corporate expenses, net	3,856	4,614

Income before income taxes	9,658	9,838
Income taxes	2,990	4,056

Net income	$6,668	$5,782

The following table presents identifiable assets by segment at March 31, 2011 and December 31, 2010:

(In Thousands)	March 31, 2011	December 31, 2010
Film Products	$372,440	$363,312
Aluminum Extrusions	87,992	81,731
AFBS (formerly Therics)	583	583
Other	20,516	19,701

Subtotal	481,531	465,327
General corporate	37,500	41,824
Cash and cash equivalents	72,029	73,191

Total	$591,060	$580,342

9.	The effective tax rate for the first quarter of 2011 was 31.0% compared to 41.2% in first quarter of 2010. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2011 and 2010 are as follows:

	Percent of Income (Loss) Before Income Taxes
Three Months Ended March 31	2011	2010
Income tax expense at federal statutory rate	35.0	35.0
Unremitted earnings from foreign operations	1.4	3.9
State taxes, net of federal income tax benefit	1.4	0.7
Income tax contingency accruals/reversals	0.9	0.2
Non-deductible expenses	0.6	0.2
Reserve for uncollectible tax indemnification receivable	—	7.5
Valuation allowance for foreign operating loss carry-forwards	(0.6)	0.1
Research and development tax credit	(0.6)	—
Domestic Production Activity Deduction	(1.1)	—
Valuation allowance for capital loss carry-forwards	(1.2)	(1.7)
Foreign rate differences	(4.8)	(5.4)
Other	—	0.7

Effective income tax rate	31.0	41.2

We claimed an ordinary loss on the write-off of our investment in our aluminum extrusions operations in Canada, which was sold in February 2008, on our 2008 consolidated tax return (included in discontinued operations in the consolidated statement of income in 2007). The Internal Revenue Service (“IRS”) has challenged the ordinary nature of such deduction, asserting that the deduction should be re-characterized as capital in nature. We plan to vigorously defend our position related to this matter and believe that we will prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the matter would result in additional tax payments of up to $12 million, plus any interest and penalties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2010 Annual Report on Form 10-K (the “2010 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its 2010 Form 10-K. Tredegar does not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

First-quarter 2011 net income was $6.7 million (21 cents per share) compared with $5.8 million (17 cents per share) in the first quarter of 2010. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 6. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
(In Thousands)	2011	2010
Net Sales
Film Products	$131,426	$125,868
Aluminum Extrusions	56,001	44,799
Other	98	369

Total net sales	187,525	171,036
Add back freight	3,999	3,945

Sales as shown in the Consolidated Statements of Income	$191,524	$174,981

Operating Profit (Loss)
Film Products:
Ongoing operations	$16,602	$18,300
Plant shutdowns, asset impairments, restructurings and other	—	(117)

Aluminum Extrusions:
Ongoing operations	(1,229)	(2,993)
Plant shutdowns, asset impairments, restructurings and other	(32)	443

Other:
Ongoing operations	(1,211)	(636)

Total	14,130	14,997
Interest income	230	168
Interest expense	355	195
Stock option-based compensation costs	491	518
Corporate expenses, net	3,856	4,614

Income before income taxes	9,658	9,838
Income taxes	2,990	4,056

Net income	$6,668	$5,782

Film Products

A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Quarter Ended March 31		Favorable/ (Unfavorable) % Change
	2011	2010
Sales volume (pounds)	53,147	54,864	(3.1)%
Net sales	$131,426	$125,868	4.4%
Operating profit from ongoing operations	$16,602	$18,300	(9.3)%

Higher net sales in Film Products can be attributed to an increase in average selling prices from the pass-through of higher resin prices to customers, partially offset by lower volumes. The 3.1% year-over-year decrease in sales volumes can be primarily attributed to lower volumes in personal care products, partially offset by higher volumes in films for the specialty and construction markets.

Operating profit from ongoing operations, which continues to fluctuate quarter to quarter, decreased in the first quarter of 2011 compared with the first quarter of the prior year due primarily to the lower volumes noted above and increased operating costs and selling, general and administrative expenses, which were primarily associated with planned expenditures in support of strategic initiatives. Additionally, preventative maintenance expense was accelerated into the first quarter to take advantage of downtime in certain facilities.

Compared to the first quarter of 2010, the impact of the lag in the pass-through of higher resin costs in the first quarter of 2011 had a favorable impact on results. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated unfavorable impact of the quarterly lag in the pass-through of changes in average resin costs was $1.7 million in the first quarter of 2011, compared to an unfavorable impact of $2.3 million in the first quarter of 2010. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $275,000 in the first quarter of 2011 compared to the first quarter of 2010.

Capital expenditures in Film Products were $4.1 million in the first quarter of 2011 compared with $1.9 million in the first quarter of last year. Film Products currently projects that capital expenditures will be approximately $16 million in 2011. Depreciation expense was $8.2 million in the first quarter of 2011 and $8.5 million in the first quarter of 2010, and is projected to be approximately $35 million in 2011.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Quarter Ended March 31		Favorable/ (Unfavorable) % Change
	2011	2010
Sales volume (pounds)	25,462	21,097	20.7%
Net sales	$56,001	$44,799	25.0%
Operating loss from ongoing operations	$(1,229)	$(2,993)	58.9%

Net sales in the first quarter of 2011 increased in comparison to the first quarter of 2010 due to higher volumes and an increase in average selling prices driven by higher aluminum prices. The favorable change in the operating loss from ongoing operations of $1.8 million versus the first quarter of 2010 was primarily driven by higher volumes in most markets.

Capital expenditures in Aluminum Extrusions were $512,000 in the first quarter of 2011 compared with $1.2 million in the first quarter of last year. Capital expenditures are projected to be approximately $5 million in 2011. Depreciation expense was $2.1 million in the first quarter of 2011 compared with $2.4 million in the first quarter of last year, and is projected to be approximately $8.5 million in 2011.

Other

The Other segment is comprised of the start-up operations of Bright View Technologies Corporation (Bright View Technologies) and Falling Springs, LLC (Falling Springs). Bright View Technologies is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets. Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View Technologies is a late-stage development company and Falling Springs’ revenue can vary based upon the timing of development projects within its markets. Operating losses from ongoing operations were $1.2 million in the first quarter of 2011 compared to $636,000 in the first quarter of 2010. Losses increased versus the prior year as a result of lower sales for the segment and a full quarter of operating losses for Bright View Technologies, whose assets were purchased on February 3, 2010.

Corporate Expenses, Interest and Taxes

Pension expense was $556,000 in the first quarter of 2011, an unfavorable change of $512,000 from the first quarter of 2010. Most of the impact of pensions on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. We contributed $167,000 to our pension plans for continuing operations in 2010, and minimum required contributions to our pension plans in 2011 are expected to be comparable. Corporate expenses, net decreased in 2011 versus 2010 primarily due to favorable impact of the timing of recognition of certain performance-based incentives and other corporate-related expenses, partially offset by the unfavorable impact of pension expense noted above.

The effective tax rate for the first quarter of 2011 was 31.0% compared to 41.2% in the first quarter of 2010. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months of 2011 and 2010 is shown in the table provided in Note 9 on page 13.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 19.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2010, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2010, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during the first quarter of 2011 and the comparable period in 2010.

Results of Operations

First Quarter 2011 Compared with First Quarter 2010

Overall, sales in the first quarter of 2011 increased by 9.5% compared with the first quarter of 2010. Net sales (sales less freight) increased 4.4% in Film Products primarily due to an increase in average selling prices from the pass-through of higher resin prices, partially offset by lower volumes. Net sales from ongoing operations increased 25.0% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 14.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 15.5% in the first quarter of 2011 from 17.0% in 2010. The gross profit margin in Film Products decreased primarily due to the lower volumes noted above, increased operating costs to support strategic initiatives and the acceleration of preventative maintenance expenditures. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.3% in the first quarter of 2011, down from 11.2% in the first quarter of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the 9.5% increase in year-over-year net sales noted above.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2011 shown in the segment operating profit table on page 15 include:

•

Pretax losses of $32,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 on page 9 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2010 shown in the segment operating profit table on page 15 include:

•

Pretax gains of $443,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 on page 9 for additional detail);

•

A pretax loss of $61,000 on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia; and

•	A pretax charge of $56,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $230,000 in the first quarter of 2011 and $168,000 in the first quarter of 2010. Interest expense, which includes the amortization of debt issue costs, was $355,000 in the first quarter of 2011 in comparison to $195,000 in the first quarter of last year. We entered into a new unsecured revolving credit facility in June 2010.

Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31
(In Millions)	2011	2010
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$0.4	$1.1
Average interest rate	4.6%	3.2%

Total debt:
Average outstanding debt balance	$0.4	$1.1
Average interest rate	4.6%	3.2%

The effective tax rate for the first quarter of 2011 was 31.0% compared to 41.2% in the first quarter of 2010. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 9 on page 13.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2010 to March 31, 2011 are summarized below:

•	Accounts receivable increased $17.8 million (21.1%).

•	Accounts receivable in Film Products increased by $10.6 million due to the timing of cash receipts and an increase in the average selling prices from the pass-through of higher resin prices.

•	Accounts receivable in Aluminum Extrusions increased by $8.2 million due to higher sales and the timing of cash receipts.

•	Account and other receivables in corporate and other segment businesses decreased $1.0 million due to the timing of cash receipts.

•	Inventories decreased $1.5 million (3.5%).

•	Inventories in Film Products decreased by approximately $925,000. Lower inventories at Film Products can be attributed to decreased customer demand, most notably in personal care materials.

•	Inventories for Aluminum Extrusions decreased by approximately $573,000 due to the timing of shipments.

•

Net property, plant and equipment decreased $2.5 million (1.2%) due primarily to depreciation of $10.5 million, capital expenditures of $4.7 million, and a change in the value of the U.S. Dollar relative to foreign currencies ($3.3 million increase).

•	Accounts payable increased $6.0 million (10.3%).

•	Accounts payable in Film Products were relatively flat.

•

Accounts payable in Aluminum Extrusions increased by $5.6 million, or 22.2%, primarily due to the timing of aluminum purchases as a result of higher volumes and an increase in raw materials costs due to higher average aluminum prices.

•	Accounts payable increased at corporate and other segment businesses by $445,000 due to the normal volatility associated with the timing of payments.

•

Accrued expenses decreased by $6.5 million (19.6%) primarily due to the payment of year end performance-based incentive accruals and the settlement of estimated losses on a sub-lease at a facility in Princeton, New Jersey.

•

Net deferred income tax liabilities in excess of assets increased by $1.6 million primarily due to non-cash adjustments to deferred taxes for items included in other comprehensive income, partially offset adjustments for book and tax basis timing differences related to property, plant and equipment. Income taxes recoverable decreased $2.1 million due primarily to the timing of payments.

Cash provided by operating activities was $2.7 million in the first quarter of 2011 compared with cash used in operating activities of $1.0 million in 2010. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $4.1 million in the first quarter of 2011 compared with $8.6 million in the first quarter of 2010. Cash used in investing activities in 2011 primarily includes capital expenditures of $4.7 million.

Net cash flow used in financing activities was $906,000 in the first quarter of 2011 and related to the payment of regular quarterly dividends of $1.4 million (4.5 cents per share), partially offset by the proceeds from the exercise of stock options. Net cash flow used in financing activities was $20.0 million in the first quarter of 2010 and related to the repurchase of 1.1 million shares of Tredegar common stock for $18.8 million and the payment of regular quarterly dividends of $1.3 million (4 cents per share).

Further information on cash flows for the quarters ended March 31, 2011 and 2010 are provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2011 were as follows:

Net Capitalization and Indebtedness as of March 31, 2011 (In Thousands)
Net capitalization:
Cash and cash equivalents	$72,029
Debt:
$300 million revolving credit agreement maturing June 21, 2014	—
Other debt	363

Total debt	363

Cash and cash equivalents net of debt	(71,666)
Shareholders’ equity	428,600

Net capitalization	$356,934

Indebtedness as defined in revolving credit agreement:
Total debt	$363
Face value of letters of credit	6,430
Liabilities relating to derivative financial instruments, net of cash deposits	—
Other	111

Indebtedness	$6,904

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $262 million was available to borrow at March 31, 2011 based upon the most restrictive covenants (no amounts borrowed at March 31, 2011).

The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At March 31, 2011, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended March 31, 2011 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2011:
Net income	$27,913
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	12,690
Interest expense	1,296
Depreciation and amortization expense for continuing operations	43,125
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $509)	1,161
Charges related to stock option grants and awards accounted for under the fair value-based method	2,037
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	2,200
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(771)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(242)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	267
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	89,676
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,125)

Adjusted EBIT as defined in revolving credit agreement	$46,551

Shareholders’ equity at March 31, 2011 as defined in revolving credit agreement	$428,600
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2011:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.08x
Interest coverage ratio (adjusted EBIT-to-interest expense)	35.92x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2010)	$116,848
Minimum adjusted shareholders’ equity permitted ($300,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2010)	$316,848
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

We had no outstanding borrowings on our $300 million credit facility as of March 31, 2011. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We believe that the existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 19 regarding credit agreements and interest rate exposures.

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

Resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days.

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

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $78,000 impact on the continuing monthly operating profit in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first quarters of 2011 and 2010 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31
	2011		2010
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	7%	—%	7%	—%
Europe	1	15	1	17
Latin America	—	3	—	3
Asia	8	4	9	6

Total	16%	22%	17%	26%

* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $275,000 in the first quarter of 2011 compared with the first quarter of 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Tredegar Corporation
(Registrant)

Date:	May 5, 2011	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2011	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 5, 2011	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)