Form 10-Q
period 2011-06-30
TREDEGAR CORP
filed 2011-08-04
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock, no par value, outstanding as of July 29, 2011: 32,013,568.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$93,784	$73,191
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,336 in 2011 and $5,286 in 2010	100,822	84,076
Income taxes recoverable	6,319	6,643
Inventories	35,747	43,058
Deferred income taxes	6,500	6,924
Prepaid expenses and other	4,205	5,369

Total current assets	247,377	219,261

Property, plant and equipment, at cost	692,303	669,290
Less accumulated depreciation	494,466	462,453

Net property, plant and equipment	197,837	206,837

Other assets and deferred charges	49,079	48,127
Goodwill and other intangibles, net	106,561	106,117

Total assets	$600,854	$580,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$64,726	$58,209
Accrued expenses	27,089	33,229
Current portion of long-term debt	122	222

Total current liabilities	91,937	91,660

Long-term debt	248	228
Deferred income taxes	55,545	51,879
Other noncurrent liabilities	16,916	19,029

Total liabilities	164,646	162,796

Commitments and contingencies (Notes 1 and 2)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,013,568 at June 30, 2011 and 31,883,173 at December 31, 2010)	12,781	10,724
Common stock held in trust for savings restoration plan	(1,337)	(1,332)
Foreign currency translation adjustment	28,880	23,572
Gain (loss) on derivative financial instruments	64	280
Pension and other postretirement benefit adjustments	(57,851)	(59,871)
Retained earnings	453,671	444,173

Total shareholders’ equity	436,208	417,546

Total liabilities and shareholders’ equity	$600,854	$580,342

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues and other items:
Sales	$200,966	$185,031	$392,490	$360,012
Other income (expense), net	429	166	623	222

	201,395	185,197	393,113	360,234

Costs and expenses:
Cost of goods sold	167,125	150,326	324,983	291,698
Freight	4,742	4,747	8,741	8,692
Selling, general and administrative	15,247	17,809	31,409	33,750
Research and development	3,187	3,299	6,744	6,901
Amortization of intangibles	129	129	258	217
Interest expense	361	222	716	417
Asset impairments and costs associated with exit and disposal activities	1,084	355	1,084	411

Total	191,875	176,887	373,935	342,086

Income from continuing operations before income taxes	9,520	8,310	19,178	18,148
Income taxes	3,472	3,350	6,462	7,406

Income from continuing operations	6,048	4,960	12,716	10,742
Loss from discontinued operations	(345)	—	(345)	—

Net income	$5,703	$4,960	$12,371	$10,742

Earnings per share:
Basic
Continuing operations	$.19	$.15	$.40	$.33
Discontinued operations	(.01)	—	(.01)	—

Net income	$.18	$.15	$.39	$.33

Diluted
Continuing operations	$.19	$.15	$.39	$.33
Discontinued operations	(.01)	—	(.01)	—

Net income	$.18	$.15	$.38	$.33

Shares used to compute earnings per share:
Basic	31,946	32,260	31,900	32,799
Diluted	32,205	32,450	32,233	32,979

Dividends per share	$.045	$.040	$.090	$.080

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income	$12,371	$10,742
Adjustments for noncash items:
Depreciation	21,731	21,716
Amortization of intangibles	258	217
Deferred income taxes	229	(2,436)
Accrued pension and postretirement benefits	1,196	349
Loss on asset impairments and divestitures	798	355
Gain on disposal of assets	(188)	(15)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(14,776)	(21,877)
Inventories	8,346	27
Income taxes recoverable	324	329
Prepaid expenses and other	1,066	721
Accounts payable and accrued expenses	(709)	5,646
Other, net	(2,475)	421

Net cash provided by operating activities	28,171	16,195

Cash flows from investing activities:
Capital expenditures	(8,504)	(7,629)
Acquisition	—	(5,500)
Proceeds from the sale of assets and property disposals	960	120

Net cash used in investing activities	(7,544)	(13,009)

Cash flows from financing activities:
Dividends paid	(2,878)	(2,591)
Debt principal payments and financing costs	(81)	(2,325)
Proceeds from exercise of stock options	709	247
Repurchases of Tredegar common stock	—	(35,138)

Net cash used in financing activities	(2,250)	(39,807)

Effect of exchange rate changes on cash	2,216	(1,372)

Increase (decrease) in cash and cash equivalents	20,593	(37,993)
Cash and cash equivalents at beginning of period	73,191	90,663

Cash and cash equivalents at end of period	$93,784	$52,670

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2010	$10,724	$444,173	$(1,332)	$23,572	$280	$(59,871)	$417,546

Comprehensive income (loss):
Net income	—	12,371	—	—	—	—	12,371
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $2,867)	—	—	—	5,308	—	—	5,308
Derivative financial instruments adjustment (net of tax benefit of $134)	—	—	—	—	(216)	—	(216)
Amortization of prior service costs and net gains or losses (net of tax of $1,137)	—	—	—	—	—	2,020	2,020

Comprehensive income							19,483
Cash dividends declared ($.090 per share)	—	(2,878)	—	—	—	—	(2,878)
Stock-based compensation expense	1,823	—	—	—	—	—	1,823
Issued upon exercise of stock options (including related income tax benefits of $110) & other	234	—	—	—	—	—	234
Tredegar common stock purchased by trust for savings restoration plan	—	5	(5)	—	—	—	—

Balance June 30, 2011	$12,781	$453,671	$(1,337)	$28,880	$64	$(57,851)	$436,208

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, the consolidated cash flows for the six months ended June 30, 2011 and 2010, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2011. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

2.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 8, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2011 include:

•	Pretax charges of $798,000 for asset impairments in Film Products;

•	Pretax charges of $286,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $94,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2011 include:

•	Pretax charges of $798,000 for asset impairments in Film Products;

•	Pretax charges of $286,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $62,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2010 include:

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

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2010 include:

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

A reconciliation of the beginning and ending balances of accrued expenses related to asset impairments and costs associated with exit and disposal activities for the six months ended June 30, 2011 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2010	$237	$1,593	$1,830
Changes in 2011:
Charges	286	—	286
Cash spent	(216)	(1,593)	(1,809)

Balance at June 30, 2011	$307	$—	$307

(a)	Other represents accrued losses on a sub-lease at a facility in Princeton, New Jersey.

Income taxes for the first six months of 2011 include the net increase of a valuation allowance of $61,000 (a reduction of the allowance of $117,000 in the first quarter and an increase of the allowance of $178,000 in the second quarter) related to expected limitations on the utilization of assumed capital losses on certain investments that was recognized in the prior years. Income taxes for the first six months of 2010 include the partial reduction of a valuation allowance of $137,000 (a reduction of the allowance of $168,000 in the first quarter and an increase of the allowance of $31,000 in the second quarter) related to expected limitations on the utilization of assumed capital losses on certain investments that was recognized in the prior years.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25 million. All historical results for this business were previously reported in discontinued operations. In the second quarter of 2011, an adjustment of $345,000 ($345,000 net of tax) was made to amounts previously accrued for environmental obligations after we received notices of claims for indemnification under the related purchase agreement.

3.	The components of inventories are as follows:

(In Thousands)	June 30, 2011	December 31, 2010
Finished goods	$5,340	$7,373
Work-in-process	2,157	3,669
Raw materials	10,713	15,327
Stores, supplies and other	17,537	16,689

Total	$35,747	$43,058

4.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2011	2010	2011	2010
Weighted average shares outstanding used to compute basic earnings per share	31,946	32,260	31,900	32,799
Incremental dilutive shares attributable to stock options and restricted stock	259	190	333	180

Shares used to compute diluted earnings per share	32,205	32,450	32,233	32,979

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010, 235,867, 157,317, 459,067, and 464,317, respectively, of average out-of-the-money options to purchase shares of our common stock were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

5.	We have invested $7.5 million in a privately held specialty pharmaceutical company. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests.

At June 30, 2011 and December 31, 2010, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $16.0 million. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. For the three and six months ended June 30, 2011, net income recorded by the specialty pharmaceutical company, as reported to us by the investee, was $189,000 and $625,000, respectively, compared to $9.5 million and $11.1 million for the first three and six months of 2010, respectively. Operating results included $3.3 million and $18.3 million in licensing revenues in the second quarters of 2011 and 2010, respectively, and $6.6 million and $22.4 million in the first six months of 2011 and 2010, respectively. Total assets (which included cash and cash equivalents of $15.2 million at June 30, 2011 and $18.8 million at December 31, 2010) were $21.4 million and $26.6 million at June 30, 2011 and December 31, 2010, respectively.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $8.8 million at June 30, 2011, compared with $9.6 million at December 31, 2010. This investment had a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $5.7 million at June 30, 2011 and $6.4 million at December 31, 2010. The carrying value at June 30, 2011 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of June 30, 2011. There were no gains or losses associated with our investment in Harbinger in 2011 or 2010. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

6.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains (losses) recognized for hedge ineffectiveness was not material to the second quarter or first six months of 2011 and 2010.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon significant other observable (Level 2) inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $2.8 million (2.5 million pounds of aluminum) at June 30, 2011 and $5.8 million (5.7 million pounds of aluminum) at December 31, 2010.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$104	and other	$490
Liability derivatives:	Prepaid expenses		Prepaid expenses
Aluminum futures contracts	and other	$—	and other	$36

In the event that the counterparty to an aluminum fixed-price forward sale contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation.

Gains of $94,000 and $62,000 during the three and six month periods ending June 30, 2011, respectively, and gains of $23,000 and $466,000 during the three and six month periods ending June 30, 2010 were recognized by the aluminum extrusions business for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from delayed fulfillment by customers of fixed-price forward purchase commitments. Such timing differences are included in “Plant shutdowns, assets impairments, restructurings and other” in the net sales and operating profit by segment table in Note 8.

We used future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility. We utilized a fixed rate Euro forward contract with various settlement dates through March 2010 to hedge exchange rate exposure on these obligations. There was no outstanding notional amount of this foreign currency forward at June 30, 2011 and December 31, 2010.

We receive Euro-based royalty payments relating to our operations in Europe. We have used zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There was no outstanding notional amount for zero-cost collar currency option contracts at June 30, 2011 and December 31, 2010.

These derivative contracts involve elements of credit and market risk that are not reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our most credit-worthy customers. The counterparties to our foreign currency futures and zero-cost collar option contracts are major financial institutions.

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2011 and 2010 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Three Months Ended June 30
	2011	2010	2011	2010
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(169)	$(928)	$—	$50
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$307	$140	$—	$—

	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Six Months Ended June 30
	2011	2010	2011	2010
Amount of pre-tax gain (loss) recognized in other comprehensive income	$236	$(1,088)	$—	$37
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$586	$485	$—	$—

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three and six months ended June 30, 2011 and 2010. As of June 30, 2011, we expect $64,000 of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and six months ended June 30, 2011 and 2010, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

7.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended June 30		Other Post-Retirement Benefits for Three Months Ended June 30
(In Thousands)	2011	2010	2011	2010
Service cost	$(801)	$(797)	$(13)	$(18)
Interest cost	(3,283)	(3,288)	(95)	(122)
Expected return on plan assets	5,107	5,133	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,579)	(1,092)	66	9

Net periodic benefit cost	$(556)	$(44)	$(42)	$(131)

	Pension Benefits for Six Months Ended June 30		Other Post-Retirement Benefits for Six Months Ended June 30
	2011	2010	2011	2010
Service cost	$(1,602)	$(1,594)	$(26)	$(36)
Interest cost	(6,566)	(6,577)	(191)	(243)
Expected return on plan assets	10,213	10,265	—	—
Amortization of prior service costs, gains or losses and net transition asset	(3,157)	(2,182)	133	18

Net periodic benefit cost	$(1,112)	$(88)	$(84)	$(261)

We contributed $167,000 to our pension plans for continuing operations in 2010 and expect to contribute a similar amount in 2011. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $311,000 for the year ended December 31, 2010.

8.	We have four reportable segments, which include Film Products, Aluminum Extrusions, AFBS (formerly Therics, Inc.) and Other. The Other segment is comprised of the start-up operations of Bright View Technologies Corporation and Falling Springs, LLC. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2011	2010	2011	2010
Net Sales
Film Products	$131,961	$126,499	$263,387	$252,367
Aluminum Extrusions	63,896	52,671	119,897	97,470
Other	367	1,114	465	1,483

Total net sales	196,224	180,284	383,749	351,320
Add back freight	4,742	4,747	8,741	8,692

Sales as shown in the Consolidated Statements of Income	$200,966	$185,031	$392,490	$360,012

Operating Profit (Loss)
Film Products:
Ongoing operations	$13,864	$14,604	$30,466	$32,904
Plant shutdowns, asset impairments, restructurings and other	(1,084)	(279)	(1,084)	(396)

Aluminum Extrusions:
Ongoing operations	1,467	235	238	(2,758)
Plant shutdowns, asset impairments, restructurings and other	94	23	62	466

Other:
Ongoing operations	(1,036)	(1,458)	(2,247)	(2,094)

Total	13,305	13,125	27,435	28,122
Interest income	270	166	500	334
Interest expense	361	222	716	417
Stock option-based compensation costs	516	494	1,007	1,012
Corporate expenses, net	3,178	4,265	7,034	8,879

Income from continuing operations before income taxes	9,520	8,310	19,178	18,148
Income taxes	3,472	3,350	6,462	7,406

Income from continuing operations	6,048	4,960	12,716	10,742
Loss from discontinued operations	(345)	—	(345)	—

Net income	$5,703	$4,960	$12,371	$10,742

The following table presents identifiable assets by segment at June 30, 2011 and December 31, 2010:

(In Thousands)	June 30, 2011	December 31, 2010
Film Products	$359,235	$363,312
Aluminum Extrusions	88,181	81,731
AFBS (formerly Therics)	583	583
Other	20,860	19,701

Subtotal	468,859	465,327
General corporate	38,211	41,824
Cash and cash equivalents	93,784	73,191

Total	$600,854	$580,342

9.	The effective tax rate for continuing operations for the first six months of 2011 was 33.7% compared to 40.8% in first six months of 2010. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the six months ended June 30, 2011 and 2010 are as follows:

	Percent of Income Before Income Taxes
Six Months Ended June 30	2011	2010
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	1.6	1.4
Unremitted earnings from foreign operations	1.4	2.9
Non-deductible expenses	0.7	0.2
Income tax contingency accruals/reversals	0.6	1.5
Valuation allowance for capital loss carry-forwards	0.3	(0.8)
Reserve for uncollectible tax indemnification receivable	—	4.1
Domestic production activities deduction	(0.5)	(1.2)
Research and development tax credit	(0.7)	—
Valuation allowance for foreign operating loss carry-forwards	(1.1)	0.2
Foreign rate differences	(3.7)	(1.7)
Other	0.1	(0.8)

Effective income tax rate	33.7	40.8

We claimed an ordinary loss on the write-off of our investment in our aluminum extrusions operations in Canada, which was sold in February 2008, on our 2008 consolidated tax return (included in discontinued operations in the consolidated statement of income in 2007). The Internal Revenue Service has challenged the ordinary nature of such deduction, asserting that the deduction should be re-characterized as capital in nature. We plan to vigorously defend our position related to this matter and believe that we will prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the matter would result in additional tax payments of up to $12 million, plus any interest and penalties.

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

10.	In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board completed their joint project on fair value measurement and issued their respective final standards. The amended FASB guidance results in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. Many of the changes to U.S. GAAP clarified existing guidance. Some changes, however, such as the change in the valuation premise and the application of premiums and discounts as well as new disclosure requirements, could have a more significant impact. The new disclosure requirements include: (1) enhanced disclosure for the valuation of all Level 3 fair value measurements; (2) disclosure of transfers between Level 1 and Level 2 fair value measurements on a gross basis, including reasons for those transfers; (3) disclosure about the highest and best use of non-financial assets; and (4) disclosure of the fair value hierarchy categorization for those assets whose fair value is disclosed but not recognized on the balance sheet. The new FASB guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the impact of this guidance on our financial statements and disclosures.

In June 2011, the FASB issued authoritative guidance that will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present the elements of other comprehensive income in the statement of changes in equity will be eliminated. The new guidance is effective for interim and annual periods beginning after December 15, 2011, however early application is permitted. We intend to comply with the new reporting requirements beginning with the first quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2010 Annual Report on Form 10-K (the “2010 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in the reports it files with or furnishes to the SEC, including its 2010 Form 10-K. Tredegar does not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

Second-quarter 2011 net income from continuing operations was $6.0 million (19 cents per share) compared with $5.0 million (15 cents per share) in the second quarter of 2010. Net income from continuing operations for the first six months of 2011 was $12.7 million (39 cents per share) compared with $10.7 million (33 cents per share) in the first six months of 2010. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 6. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2011	2010	2011	2010
Net Sales
Film Products	$131,961	$126,499	$263,387	$252,367
Aluminum Extrusions	63,896	52,671	119,897	97,470
Other	367	1,114	465	1,483

Total net sales	196,224	180,284	383,749	351,320
Add back freight	4,742	4,747	8,741	8,692

Sales as shown in the Consolidated Statements of Income	$200,966	$185,031	$392,490	$360,012

Operating Profit (Loss)
Film Products:
Ongoing operations	$13,864	$14,604	$30,466	$32,904
Plant shutdowns, asset impairments, restructurings and other	(1,084)	(279)	(1,084)	(396)

Aluminum Extrusions:
Ongoing operations	1,467	235	238	(2,758)
Plant shutdowns, asset impairments, restructurings and other	94	23	62	466

Other:
Ongoing operations	(1,036)	(1,458)	(2,247)	(2,094)

Total	13,305	13,125	27,435	28,122
Interest income	270	166	500	334
Interest expense	361	222	716	417
Stock option-based compensation costs	516	494	1,007	1,012
Corporate expenses, net	3,178	4,265	7,034	8,879

Income from continuing operations before income taxes	9,520	8,310	19,178	18,148
Income taxes	3,472	3,350	6,462	7,406

Income from continuing operations	6,048	4,960	12,716	10,742
Loss from discontinued operations	(345)	—	(345)	—

Net income	$5,703	$4,960	$12,371	$10,742

Film Products

A summary of operating results for Film Products is provided below:

(In Thousands, Except Percentages)	Quarter Ended June 30		Favorable/ (Unfavorable)	Six Months Ended June 30		Favorable/ (Unfavorable)
	2011	2010	% Change	2011	2010	% Change
Sales volume (pounds)	53,309	53,936	(1.2)%	106,456	108,800	(2.2)%
Net sales	$131,961	$126,499	4.3%	$263,387	$252,367	4.4%
Operating profit from ongoing operations	$13,864	$14,604	(5.1)%	$30,466	$32,904	(7.4)%

Second-quarter and year-to-date net sales in Film Products were higher primarily due to an increase in average selling prices from the pass-through of higher resin prices to customers, partially offset by lower volumes and an unfavorable sales mix. The decrease in sales volume can be attributed to lower demand for personal care films and surface protection materials, partially offset by higher volumes in packaging films, which are typically lower-value products. In particular, reduced consumer demand for applications that utilize our premium personal care films has contributed to the reduction in sales volumes, and second-quarter 2010 volumes for personal care films included the favorable impact of a surge in volume associated with a new product ramp-up. In addition, the slowdown in end-user demand for large-sized LCD panels has negatively impacted our market for surface protection materials.

Operating profit from ongoing operations, which continues to fluctuate quarter to quarter, decreased in the second quarter of 2011 compared with the second quarter of 2010 due primarily to the unfavorable change in sales mix and the lower volumes noted above. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated unfavorable impact of the quarterly lag in the pass-through of changes in average resin costs was $2.6 million in the second quarter of 2011, compared to an unfavorable impact of $2.7 million in the second quarter of 2010. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $526,000 in the second quarter of 2011 compared to the second quarter of 2010.

Operating profit from ongoing operations for the first half of 2011 decreased 7.4% from the same period in the prior year primarily due to lower volumes in personal care films and an unfavorable change in sales mix, as noted above. The estimated impact of the resin pass-through lag was a negative $4.3 million for the first six months of 2011 versus an unfavorable $5.0 million for the first six months of 2010. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $598,000 in the first six months of 2011 compared to the first six months of 2010.

Capital expenditures in Film Products were $7.1 million in the first six months of 2011 compared with $5.8 million in the first six months of last year. Film Products currently projects that capital expenditures will be approximately $12 million in 2011. Depreciation expense was $17.3 million in the first half of 2011 and $16.8 million in the first half of 2010, and is projected to be approximately $34 million in 2011.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In Thousands, Except Percentages)	Quarter Ended June 30		Favorable/ (Unfavorable)	Six Months Ended June 30		Favorable/ (Unfavorable)
	2011	2010	% Change	2011	2010	% Change
Sales volume (pounds)	27,733	24,800	11.8%	53,195	45,897	15.9%
Net sales	$63,896	$52,671	21.3%	$119,897	$97,470	23.0%
Operating profit (loss) from ongoing operations	$1,467	$235	524.3%	$238	$(2,758)

Net sales in the second quarter and first half of 2011 increased in comparison to the same periods in 2010 due to higher volumes and an increase in average selling prices driven by higher aluminum prices. The improvement in results from ongoing operations versus the second quarter and first six months of 2010 was primarily driven by higher volumes in most markets.

Capital expenditures in Aluminum Extrusions were $1.3 million in the first six months of 2011 compared with $1.6 million in the first six months of last year. Capital expenditures are projected to be approximately $4.4 million in 2011. Depreciation expense was $4.2 million in the first half of 2011 compared with $4.7 million in the first half of last year, and is projected to be approximately $8.3 million in 2011.

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

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View Technologies is a late-stage development company and Falling Springs’ revenue can vary based upon the timing of development projects within its markets. Operating losses from ongoing operations were $1.0 million and $2.2 million for the three and six month periods ended June 30, 2011, respectively, compared to $1.5 million and $2.1 million for the three and six month periods ended June 30, 2010, respectively.

Corporate Expenses, Interest and Taxes

Pension expense was $556,000 in the second quarter of 2011 and $1.1 million in the first six months of 2011, an unfavorable change of $512,000 and $1.0 million, respectively, from the pension expense recognized in comparable periods of 2010. Most of the impact of pensions on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. We contributed $167,000 to our pension plans for continuing operations in 2010, and minimum required contributions to our pension plans in 2011 are expected to be comparable. Corporate expenses, net decreased in 2011 versus 2010 primarily due to favorable impact of the timing of recognition of certain performance-based incentives and other corporate-related expenses, partially offset by the unfavorable impact of pension expense noted above.

The effective tax rate used to compute income taxes from continuing operations for the first six months of 2011 was 33.7% compared to 40.8% in the first six months of 2010. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months of 2011 and 2010 is shown in the table provided in Note 9 on page 14.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 23.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2010, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2010, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 2 on page 6 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during the second quarter and first six months of 2011 and the comparable period in 2010.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board completed their joint project on fair value measurement and issued their respective final standards. The amended FASB guidance results in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. Many of the changes to U.S. GAAP clarified existing guidance. Some changes, however, such as the change in the valuation premise and the application of premiums and discounts as well as new disclosure requirements, could have a more significant impact. The new disclosure requirements include: (1) enhanced disclosure for the valuation of all Level 3 fair value measurements; (2) disclosure of transfers between Level 1 and Level 2 fair value measurements on a gross basis, including reasons for those transfers; (3) disclosure about the highest and best use of non-financial assets; and (4) disclosure of the fair value hierarchy categorization for those assets whose fair value is disclosed but not recognized on the balance sheet. The new FASB guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early application is not permitted. We are currently evaluating the impact of this guidance on our financial statements and disclosures.

In June 2011, the FASB issued authoritative guidance that will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present the elements of other comprehensive income in the statement of changes in equity will be eliminated. The new guidance is effective for interim and annual periods beginning after December 15, 2011, however early application is permitted. We intend to comply with the new reporting requirement beginning in the first quarter of 2012.

Results of Operations

Second Quarter 2011 Compared with Second Quarter 2010

Overall, sales in the second quarter of 2011 increased by 8.6% compared with the second quarter of 2010. Net sales (sales less freight) increased 4.3% in Film Products primarily due to an increase in average selling prices from the pass-through of higher resin prices, partially offset by lower volumes in personal care films and surface protection materials. Net sales increased 21.3% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 16.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 14.5% in the second quarter of 2011 from 16.2% in 2010. The gross profit margin in Film Products decreased primarily due to the unfavorable change in sales mix and lower sales volumes noted above. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 9.2% in the second quarter of 2011, down from 11.4% in the second quarter of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the 8.6% increase in year-over-year sales noted above as well as lower performance-based incentive accruals at Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2011 shown in the segment operating profit table on page 17 include:

•	Pretax charges of $798,000 for asset impairments in Film Products;

•	Pretax charges of $286,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $94,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 on page 9 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2010 shown in the segment operating profit table on page 17 include:

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $270,000 in the second quarter of 2011 and $166,000 in the second quarter of 2010. Interest expense, which includes the amortization of debt issue costs, was $361,000 in the second quarter of 2011 in comparison to $222,000 in the second quarter of last year. We entered into a new unsecured revolving credit facility in June 2010.

Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30
(In Millions)	2011	2010
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$0.4	$1.0
Average interest rate	6.5%	3.6%
Total debt:
Average outstanding debt balance	$0.4	$1.0
Average interest rate	6.5%	3.6%

The effective tax rate used to compute taxes from continuing operations for the second quarter of 2011 was 36.5% compared to 40.3% in the second quarter of 2010. The change in the effective tax rate for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 9 on page 14.

First Six Months of 2011 Compared with First Six Months of 2010

Overall, sales in the first six months of 2011 increased by 9.0% compared with 2010. Net sales increased 4.4% in Film Products primarily due to an increase in average selling prices from the pass-through of higher resin prices, partially offset by lower volumes in personal care films and surface protection materials. Net sales from ongoing operations increased 23.0% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 16.

Consolidated gross profit as a percentage of sales decreased to 16.2% in the first six months of 2011 from 16.6% in 2010. The gross profit margin in Film Products decreased primarily due to lower volumes in personal care films and an unfavorable change in sales mix noted above. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 9.7% in the first six months of 2011, down from 11.3% in the first six months of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the 9.0% increase in year-over-year sales noted above as well as lower performance-based incentive accruals at Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2011 shown in the segment operating profit table on page 17 include:

•	Pretax charges of $798,000 for asset impairments in Film Products;

•	Pretax charges of $286,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $62,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 on page 9 for additional detail).

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2010 shown in the segment operating profit table on page 17 include:

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $500,000 in the first six months of 2011 and $334,000 in 2010. Interest expense, which includes the amortization of debt issue costs, was $716,000 in the first six months of 2011 compared to $417,000 for the same period in 2010.

Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30
(In Millions)	2011	2010
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$0.4	$1.1
Average interest rate	5.4%	3.4%

Total debt:
Average outstanding debt balance	$0.4	$1.1
Average interest rate	5.4%	3.4%

The effective tax rate used to compute income taxes from continuing operations was 33.7% in the first six months of 2011 compared with 40.8% in the first six months of 2010. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 9 on page 14.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2010 to June 30, 2011 are summarized below:

•	Accounts receivable increased $16.7 million (19.9%).

•	Accounts receivable in Film Products increased by $8.3 million due to the timing of cash receipts and an increase in the average selling prices from the pass-through of higher resin prices.

•	Accounts receivable in Aluminum Extrusions increased by $10.2 million due to higher sales and the timing of cash receipts.

•	Account and other receivables in corporate and other segment businesses decreased $1.8 million due to the timing of cash receipts.

•	Inventories decreased $7.3 million (17.0%).

•

Inventories in Film Products decreased by approximately $6.9 million. Lower inventories at Film Products can be primarily attributed to lower sales volume for personal care films and surface protection materials as well as efforts to reduce inventory levels.

•	Inventories for Aluminum Extrusions decreased by approximately $398,000 due to the timing of shipments.

•

Net property, plant and equipment decreased $9.0 million (4.4%) due primarily to depreciation of $21.7 million, capital expenditures of $8.5 million, and a change in the value of the U.S. Dollar relative to foreign currencies ($4.6 million increase).

•	Accounts payable increased $6.5 million (11.2%).

•	Accounts payable in Film Products decreased $1.1 million due to a reduction in inventory balances.

•

Accounts payable in Aluminum Extrusions increased by $7.6 million, or 30.2%, primarily due to the timing of aluminum purchases as a result of higher volumes and an increase in raw materials costs due to higher average aluminum prices.

•

Accrued expenses decreased by $6.1 million (18.5%) primarily due to lower performance-based incentive accruals and the settlement of estimated losses on a sub-lease at a facility in Princeton, New Jersey.

•

Net deferred income tax liabilities in excess of assets increased by $4.1 million primarily due to non-cash adjustments to deferred taxes for items included in other comprehensive income, partially offset by adjustments for book and tax basis timing differences related to property, plant and equipment. Income taxes recoverable decreased $324,000 due primarily to the timing of payments.

Cash provided by operating activities was $28.2 million in the first six months of 2011 compared with cash provided by operating activities of $16.2 million in 2010. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $7.5 million in the first six months of 2011 compared with $13.0 million in the first six months of 2010. Cash used in investing activities in 2011 primarily includes capital expenditures of $8.5 million.

Net cash flow used in financing activities was $2.3 million in the first six months of 2011 and related to the payment of regular quarterly dividends of $2.9 million (9 cents per share), partially offset by the proceeds from the exercise of stock options. Net cash flow used in financing activities was $39.8 million in the first six months of 2010 and related to the repurchase of 2.1 million shares of Tredegar common stock for $35.1 million and the payment of regular quarterly dividends of $2.6 million (8 cents per share).

Further information on cash flows for the six months ended June 30, 2011 and 2010 are provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of June 30, 2011 were as follows:

Net Capitalization and Indebtedness as of June 30, 2011 (In Thousands)
Net capitalization:
Cash and cash equivalents	$93,784
Debt:
$300 million revolving credit agreement maturing June 21, 2014	—
Other debt	370

Total debt	370

Cash and cash equivalents net of debt	(93,414)
Shareholders’ equity	436,208

Net capitalization	$342,794

Indebtedness as defined in revolving credit agreement:
Total debt	$370
Face value of letters of credit	5,410
Liabilities relating to derivative financial instruments, net of cash deposits	—
Other	117

Indebtedness	$5,897

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $270 million was available to borrow at June 30, 2011 based upon the most restrictive covenants (no amounts borrowed at June 30, 2011).

The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At June 30, 2011, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended June 30, 2011 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2011:
Net income	$28,656
Plus:
After-tax losses related to discontinued operations	345
Total income tax expense for continuing operations	12,812
Interest expense	1,435
Depreciation and amortization expense for continuing operations	43,644
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $795)	1,846
Charges related to stock option grants and awards accounted for under the fair value-based method	2,059
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	2,200
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(875)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(219)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	249
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	92,152
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,644)

Adjusted EBIT as defined in revolving credit agreement	$48,508

Shareholders’ equity at June 30, 2011 as defined in revolving credit agreement	$436,208
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at June 30, 2011:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.06x
Interest coverage ratio (adjusted EBIT-to-interest expense)	33.80x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2010)	$119,699
Minimum adjusted shareholders’ equity permitted ($300,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2010)	$319,699
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

We had no outstanding borrowings on our $300 million credit facility as of June 30, 2011. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We believe that the existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 23 regarding credit agreements and interest rate exposures.

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

See the executive summary beginning on page 16 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 6 on page 9 for additional information.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $85,000 impact on the continuing monthly operating profit in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2011 and 2010 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30
	2011		2010
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	7%	—%	7%	—%
Europe	1	16	1	16
Latin America	1	3	—	3
Asia	8	4	9	5

Total	17%	23%	17%	24%

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

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $526,000 in the second quarter of 2011 compared with the second quarter of 2010, and a positive impact of approximately $598,000 in the first six months of 2011 compared to the first six months of 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits.

Exhibit Nos.

3.2	Amended and Restated Bylaws of Tredegar Corporation (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed May 27, 2011, and incorporated herein by reference).

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	August 4, 2011	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2011	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 4, 2011	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)