Form 10-Q
period 2011-09-30
TREDEGAR CORP
filed 2011-11-03
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, no par value, outstanding as of October 31, 2011: 32,018,725.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$109,403	$73,191
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,060 in 2011 and $5,286 in 2010	100,058	84,076
Income taxes recoverable	9,898	6,643
Inventories	34,662	43,058
Deferred income taxes	5,992	6,924
Prepaid expenses and other	4,373	5,369

Total current assets	264,386	219,261

Property, plant and equipment, at cost	669,654	669,290
Less accumulated depreciation	485,383	462,453

Net property, plant and equipment	184,271	206,837

Other assets and deferred charges	48,030	48,127
Goodwill and other intangibles, net	106,242	106,117

Total assets	$602,929	$580,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,649	$58,209
Accrued expenses	26,924	33,229
Current portion of long-term debt	—	222

Total current liabilities	90,573	91,660

Long-term debt	—	228
Deferred income taxes	51,757	51,879
Other noncurrent liabilities	19,256	19,029

Total liabilities	161,586	162,796

Commitments and contingencies (Notes 1 and 3)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,018,725 at September 30, 2011 and 31,883,173 at December 31, 2010)	13,134	10,724
Common stock held in trust for savings restoration plan	(1,340)	(1,332)
Foreign currency translation adjustment	21,792	23,572
Gain (loss) on derivative financial instruments	(266)	280
Pension and other postretirement benefit adjustments	(56,946)	(59,871)
Retained earnings	464,969	444,173

Total shareholders’ equity	441,343	417,546

Total liabilities and shareholders’ equity	$602,929	$580,342

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues and other items:
Sales	$202,590	$197,518	$595,080	$557,530
Other income (expense), net	1,334	814	1,957	1,036

	203,924	198,332	597,037	558,566

Costs and expenses:
Cost of goods sold	164,771	158,648	489,754	450,346
Freight	4,636	5,068	13,377	13,760
Selling, general and administrative	17,926	16,758	49,335	50,508
Research and development	3,298	5,102	10,042	12,003
Amortization of intangibles	130	125	388	342
Interest expense	367	358	1,083	775
Asset impairments and costs associated with exit and disposal activities	193	109	1,277	520

Total	191,321	186,168	565,256	528,254

Income from continuing operations before income taxes	12,603	12,164	31,781	30,312
Income taxes	(133)	3,196	6,329	10,602

Income from continuing operations	12,736	8,968	25,452	19,710
Loss from discontinued operations	—	—	(345)	—

Net income	$12,736	$8,968	$25,107	$19,710

Earnings per share:
Basic
Continuing operations	$.40	$.28	$.80	$.61
Discontinued operations	—	—	(.01)	—

Net income	$.40	$.28	$.79	$.61

Diluted
Continuing operations	$.40	$.28	$.79	$.60
Discontinued operations	—	—	(.01)	—

Net income	$.40	$.28	$.78	$.60

Shares used to compute earnings per share:
Basic	31,952	31,779	31,918	32,455
Diluted	32,060	31,995	32,175	32,648

Dividends per share	$.045	$.040	$.135	$.120

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net income	$25,107	$19,710
Adjustments for noncash items:
Depreciation	32,139	32,316
Amortization of intangibles	388	342
Deferred income taxes	448	(6,067)
Accrued pension and postretirement benefits	1,861	844
Loss on asset impairments and divestitures	798	355
Gain on disposal of assets	(1,205)	(15)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(14,186)	(24,697)
Inventories	7,419	(3,722)
Income taxes recoverable	(3,255)	563
Prepaid expenses and other	715	172
Accounts payable and accrued expenses	675	10,340
Other, net	(2,170)	(523)

Net cash provided by operating activities	48,734	29,618

Cash flows from investing activities:
Capital expenditures	(11,235)	(13,847)
Acquisition	—	(5,500)
Net proceeds from the sale of assets and property disposals	1,622	1,724

Net cash used in investing activities	(9,613)	(17,623)

Cash flows from financing activities:
Dividends paid	(4,319)	(3,865)
Debt principal payments and financing costs	(89)	(2,467)
Proceeds from exercise of stock options	709	463
Repurchases of Tredegar common stock	—	(35,141)

Net cash used in financing activities	(3,699)	(41,010)

Effect of exchange rate changes on cash	790	(18)

Increase (decrease) in cash and cash equivalents	36,212	(29,033)
Cash and cash equivalents at beginning of period	73,191	90,663

Cash and cash equivalents at end of period	$109,403	$61,630

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2010	$10,724	$444,173	$(1,332)	$23,572	$280	$(59,871)	$417,546

Comprehensive income (loss):
Net income	—	25,107	—	—	—	—	25,107
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $940)	—	—	—	(1,780)	—	—	(1,780)
Derivative financial instruments adjustment (net of tax benefit of $336)	—	—	—	—	(546)	—	(546)
Amortization of prior service costs and net gains or losses (net of tax of $1,646)	—	—	—	—	—	2,925	2,925

Comprehensive income							25,706
Cash dividends declared ($.135 per share)	—	(4,319)	—	—	—	—	(4,319)
Stock-based compensation expense	2,176	—	—	—	—	—	2,176
Issued upon exercise of stock options (including related income tax benefits of $110) & other	234	—	—	—	—	—	234
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—

Balance September 30, 2011	$13,134	$464,969	$(1,340)	$21,792	$(266)	$(56,946)	$441,343

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated interim financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, the consolidated cash flows for the nine months ended September 30, 2011 and 2010, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2011. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in Tredegar’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

2.	On October 14, 2011, TAC Holdings, LLC, a newly formed Virginia limited liability company (the “Buyer”), and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Guacho Holdings, B.V. (the “Seller”) an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP. On October 24, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings, LLC (“Terphane”) for approximately $188 million (subject to certain post-closing adjustments as provided in the Purchase Agreement). The purchase price was funded using available cash on hand and financing secured from our existing $300 million revolving credit facility.

Terphane is headquartered in São Paulo, Brazil and operates two manufacturing facilities in Cabo, Pernambuco Brazil and Bloomfield, New York. It is a market leading producer of thin polyester films in Latin America with a growing presence in strategic niches in the United States. Polyester films have specialized properties, such as heat resistance and barrier protection, that make them uniquely suited for the fast-growing flexible packaging market. The acquisition of Terphane will thus allow us to extend our product offerings into adjacent specialty films markets and to expand in Latin America, which is one of the fastest growing and most dynamic geographic markets in the world.

3.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 10, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2011 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the purchase of Terphane by Film Products;

•

Pretax gain of $1.0 million on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expenses), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•	Pretax charges of $193,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax losses of $43,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2011 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the purchase of Terphane by Film Products;

•

Pretax gain of $1.0 million on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expenses), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•	Pretax charges of $798,000 for asset impairments in Film Products;

•	Pretax charges of $479,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $19,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2010 include:

•	Pretax charge of $109,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gain of $14,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2010 include:

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

A reconciliation of the beginning and ending balances of accrued expenses related to asset impairments and costs associated with exit and disposal activities for the nine months ended September 30, 2011 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2010	$237	$1,593	$1,830
Changes in 2011:
Charges	479	—	479
Cash spent	(359)	(1,593)	(1,952)

Balance at September 30, 2011	$357	$—	$357

(a)	Other represents accrued losses on a sub-lease at a facility in Princeton, New Jersey.

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

4.	The components of other comprehensive income or loss are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2011	2010	2011	2010
Net income	$12,736	$8,968	$25,107	$19,710
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period	(4,307)	5,404	1,001	(2,060)
Reclassification adjustment of foreign currency translation gain included in income (related to sale of film products business in Italy - see Note 3)	(2,781)	—	(2,781)	—

Foreign currency translation adjustment	(7,088)	5,404	(1,780)	(2,060)

Derivative financial instrument adjustment	(330)	398	(546)	(562)
Amortization of prior service costs and net gains or losses	905	910	2,925	2,306

Comprehensive income	$6,223	$15,680	$25,706	$19,394

5.	The components of inventories are as follows:

(In Thousands)	September 30, 2011	December 31, 2010
Finished goods	$4,310	$7,373
Work-in-process	2,107	3,669
Raw materials	10,441	15,327
Stores, supplies and other	17,804	16,689

Total	$34,662	$43,058

6.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2011	2010	2011	2010
Weighted average shares outstanding used to compute basic earnings per share	31,952	31,779	31,918	32,455
Incremental dilutive shares attributable to stock options and restricted stock	108	216	257	193

Shares used to compute diluted earnings per share	32,060	31,995	32,175	32,648

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, 693,183, 335,939, 368,267 and 432,300, respectively, of average out-of-the-money options to purchase shares of our common stock were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

At September 30, 2011 and December 31, 2010, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $16.0 million. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. For the three and nine months ended September 30, 2011, the specialty pharmaceutical company reported a net loss of $202,000 and net income of $423,000, respectively, compared to net income of $74,000 and net income of $11.2 million for the first three and nine months of 2010, respectively. Operating results included $2.3 million and $3.3 million in licensing revenues in the third quarters of 2011 and 2010, respectively, and $8.8 million and $25.8 million in the first nine months of 2011 and 2010, respectively. Total assets (which included cash and cash equivalents of $12.3 million at September 30, 2011 and $18.8 million at December 31, 2010) were $18.5 million and $26.6 million at September 30, 2011 and December 31, 2010, respectively.

Our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a reported capital account value of $7.8 million at September 30, 2011, compared with $9.6 million at December 31, 2010. This investment had a carrying value in Tredegar’s balance sheet (included in “Other assets and deferred charges”) of $5.7 million at September 30, 2011 and $6.4 million at December 31, 2010. The carrying value at September 30, 2011 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2011. There were no gains or losses recognized due to our investment in Harbinger in 2011 or 2010. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

8.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains (losses) recognized for hedge ineffectiveness was not material to the third quarter or first nine months of 2011 and 2010.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon significant other observable (Level 2) inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $5.8 million (5.3 million pounds of aluminum) at September 30, 2011 and $5.8 million (5.7 million pounds of aluminum) at December 31, 2010.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:			Prepaid expenses
Aluminum futures contracts	Accrued expenses	$—	and other	$490
Liability derivatives:			Prepaid expenses
Aluminum futures contracts	Accrued expenses	$428	and other	$36

In the event that the counterparty to an aluminum fixed-price forward sale contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation.

We used future fixed Euro-denominated contractual payments for equipment being purchased as part of our expansion of the Carthage, Tennessee aluminum extrusion manufacturing facility. We utilized a fixed rate Euro forward contract with various settlement dates through March 2010 to hedge exchange rate exposure on these obligations. There was no outstanding notional amount of this foreign currency forward contract at September 30, 2011 and December 31, 2010.

We receive Euro-based royalty payments relating to our operations in Europe. We have used zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There was no outstanding notional amount for zero-cost collar currency option contracts at September 30, 2011 and December 31, 2010.

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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2011 and 2010 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Three Months Ended September 30
	2011	2010	2011	2010
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(478)	$783	$—	$(341)

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales		Selling, general & admin. exp.

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$55	$(160)	$—	$(49)

	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards and Options
	Nine Months Ended September 30
	2011	2010	2011	2010
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(242)	$(305)	$—	$(304)

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales		Selling, general & admin. exp.

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$641	$325	$—	$(49)

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were immaterial for the three and nine months ended September 30, 2011 and 2010. As of September 30, 2011, we expect $266,000 of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and nine months ended September 30, 2011 and 2010, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

9.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	0000000	0000000	0000000	0000000
	Pension Benefits for Three Months Ended September 30		Other Post-Retirement Benefits for Three Months Ended September 30
(In Thousands)	2011	2010	2011	2010
Service cost	$(919)	$(892)	$(15)	$(21)
Interest cost	(3,202)	(3,227)	(105)	(107)
Expected return on plan assets	5,123	5,132	—	—
Amortization of prior service costs, gains or losses and net transition asset	(1,612)	(1,421)	65	41

Net periodic benefit cost	$(610)	$(408)	$(55)	$(87)

	0000000	0000000	0000000	0000000
	Pension Benefits for Nine Months Ended September 30		Other Post-Retirement Benefits for Nine Months Ended September 30
	2011	2010	2011	2010
Service cost	$(2,521)	$(2,486)	$(41)	$(57)
Interest cost	(9,768)	(9,804)	(296)	(350)
Expected return on plan assets	15,336	15,397	—	—
Amortization of prior service costs, gains or losses and net transition asset	(4,769)	(3,603)	198	59

Net periodic benefit cost	$(1,722)	$(496)	$(139)	$(348)

We contributed $167,000 to our pension plans for continuing operations in 2010 and expect to contribute a similar amount in 2011. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $311,000 for the year ended December 31, 2010.

10.	We have four reportable segments, which include Film Products, Aluminum Extrusions, AFBS (formerly Therics, Inc.) and Other. The Other segment is comprised of the start-up operations of Bright View Technologies Corporation and Falling Springs, LLC. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2011	2010	2011	2010
Net Sales
Film Products	$129,656	$137,325	$393,043	$389,692
Aluminum Extrusions	66,815	54,629	186,712	152,099
Other	1,483	496	1,948	1,979

Total net sales	197,954	192,450	581,703	543,770
Add back freight	4,636	5,068	13,377	13,760

Sales as shown in the Consolidated Statements of Income	$202,590	$197,518	$595,080	$557,530

Operating Profit (Loss)
Film Products:
Ongoing operations	$16,415	$17,828	$46,881	$50,732
Plant shutdowns, asset impairments, restructurings and other	(1,435)	(109)	(2,519)	(505)

Aluminum Extrusions:
Ongoing operations	2,301	140	2,539	(2,618)
Plant shutdowns, asset impairments, restructurings and other	(43)	14	19	480

Other:
Ongoing operations	(152)	(840)	(2,399)	(2,934)

Total	17,086	17,033	44,521	45,155
Interest income	278	184	778	518
Interest expense	367	358	1,083	775
Stock option-based compensation costs	474	527	1,481	1,539
Corporate expenses, net	3,920	4,168	10,954	13,047

Income from continuing operations before income taxes	12,603	12,164	31,781	30,312
Income taxes	(133)	3,196	6,329	10,602

Income from continuing operations	12,736	8,968	25,452	19,710
Loss from discontinued operations	—	—	(345)	—

Net income	$12,736	$8,968	$25,107	$19,710

The following table presents identifiable assets by segment at September 30, 2011 and December 31, 2010:

(In Thousands)	September 30, 2011	December 31, 2010
Film Products	$344,150	$363,312
Aluminum Extrusions	87,534	81,731
AFBS (formerly Therics)	583	583
Other	21,647	19,701

Subtotal	453,914	465,327
General corporate	39,612	41,824
Cash and cash equivalents	109,403	73,191

Total	$602,929	$580,342

11.	The effective tax rate for continuing operations for the first nine months of 2011 was 19.9% compared to 35.0% in first nine months of 2010. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the nine months ended September 30, 2011 and 2010 are as follows:

	Percent of Income Before Income Taxes
Nine Months Ended September 30	2011	2010
Income tax expense at federal statutory rate	35.0	35.0
Non-deductible acquisition-related expenses	2.4	—
State taxes, net of federal income tax benefit	2.1	0.9
Unremitted earnings from foreign operations	1.9	1.7
Non-deductible expenses	0.9	0.2
Valuation allowance for foreign operating loss carry-forwards	0.9	0.5
Income tax contingency accruals/reversals	0.4	0.1
Changes in estimates related to prior year tax provision	0.4	(5.7)
Reserve for uncollectible tax indemnification receivable	—	2.4
Domestic production activities deduction	—	(1.2)
Valuation allowance for capital loss carry-forwards	(0.1)	0.6
Research and development tax credit	(0.9)	—
Foreign rate differences	(4.5)	0.5
Deduction for divestiture of subsidiary stock	(18.8)	—
Other	0.2	—

Effective income tax rate	19.9	35.0

The effective tax rate for the first nine months of 2011 reflects an ordinary loss on the write-off of our investment in the film products business in Italy, which was divested in the third quarter of 2011. We anticipate realizing estimated tax benefits of approximately $5 million related to the divestiture of this business.

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

12.

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

In June 2011, the FASB issued authoritative guidance that will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present the elements of other comprehensive income in the statement of changes in equity will be eliminated. The new guidance is effective for interim and annual periods beginning after December 15, 2011, however early application is permitted. In October 2011, the FASB decided to expose a proposed deferral of this new reporting requirement in response to concerns raised by issuers and other stakeholders. We will continue to monitor the FASB’s activities, and will implement the guidance when required.

In September 2011, the FASB issued guidance that changes the goodwill impairment guidance in order to reduce the cost and complexity of the annual impairment test. The changes will provide entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The revised guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. We are currently evaluating the impact of this guidance on our annual impairment testing procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane, may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect; acquisitions, including our acquisition of Terphane, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2010 Annual Report on Form 10-K (the “2010 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in the reports it files with or furnishes to the SEC, including its 2010 Form 10-K. Tredegar does not undertake to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

On October 14, 2011, TAC Holdings, LLC, a newly formed Virginia limited liability company (the “Buyer”), and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Guacho Holdings, B.V. (the “Seller”) an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP. On October 24, 2011, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings, LLC (“Terphane”) for approximately $188 million (subject to certain post-closing adjustments as provided in the Purchase Agreement).

Terphane is headquartered in São Paulo, Brazil and operates two manufacturing facilities in Cabo, Pernambuco Brazil and Bloomfield, New York. It is a market leading producer of thin polyester films in Latin America with a growing presence in strategic niches in the United States. Polyester films have specialized properties, such as heat resistance and barrier protection, that make them uniquely suited for the fast-growing flexible packaging market. The acquisition of Terphane will thus allow us to extend our product offerings into adjacent specialty films markets and to expand in Latin America, which is one of the fastest growing and most dynamic geographic markets in the world.

Third-quarter 2011 net income from continuing operations was $12.7 million (40 cents per share) compared with $9.0 million (28 cents per share) in the third quarter of 2010. Net income from continuing operations for the first nine months of 2011 was $25.5 million (79 cents per share) compared with $19.7 million (60 cents per share) in the first nine months of 2010. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3 on page 6. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2011	2010	2011	2010
Net Sales
Film Products	$129,656	$137,325	$393,043	$389,692
Aluminum Extrusions	66,815	54,629	186,712	152,099
Other	1,483	496	1,948	1,979

Total net sales	197,954	192,450	581,703	543,770
Add back freight	4,636	5,068	13,377	13,760

Sales as shown in the Consolidated Statements of Income	$202,590	$197,518	$595,080	$557,530

Operating Profit (Loss)
Film Products:
Ongoing operations	$16,415	$17,828	$46,881	$50,732
Plant shutdowns, asset impairments, restructurings and other	(1,435)	(109)	(2,519)	(505)

Aluminum Extrusions:
Ongoing operations	2,301	140	2,539	(2,618)
Plant shutdowns, asset impairments, restructurings and other	(43)	14	19	480

Other:
Ongoing operations	(152)	(840)	(2,399)	(2,934)

Total	17,086	17,033	44,521	45,155
Interest income	278	184	778	518
Interest expense	367	358	1,083	775
Stock option-based compensation costs	474	527	1,481	1,539
Corporate expenses, net	3,920	4,168	10,954	13,047

Income from continuing operations before income taxes	12,603	12,164	31,781	30,312
Income taxes	(133)	3,196	6,329	10,602

Income from continuing operations	12,736	8,968	25,452	19,710
Loss from discontinued operations	—	—	(345)	—

Net income	$12,736	$8,968	$25,107	$19,710

Film Products

A summary of operating results for Film Products is provided below:

(In Thousands, Except Percentages)	Quarter Ended September 30		Favorable/ (Unfavorable) % Change	Nine Months Ended September 30		Favorable/ (Unfavorable) % Change
	2011	2010		2011	2010

Sales volume (pounds)	51,396	58,232	(11.7)%	157,852	167,032	(5.5)%

Net sales	$129,656	$137,325	(5.6)%	$393,043	$389,692	0.9%

Operating profit from ongoing operations	$16,415	$17,828	(7.9)%	$46,881	$50,732	(7.6)%

Net sales (sales less freight) in Film Products for the third quarter of 2011 decreased compared to the same period for the prior year primarily due to lower volumes in surface protection materials and personal care films, partially offset by an increase in average selling prices from the pass-through of higher resin prices to customers and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. As noted in previous quarters, the slowdown in end-user demand for large-sized LCD panels has negatively impacted our market for surface protection materials. Reduced consumer demand for applications that utilize our premium personal care films has also contributed to the reduction in sales volumes. In 2010, volumes for personal care films included the favorable impact of a surge in volume associated with a new product ramp-up.

Net sales for the first nine months of 2011 remained relatively unchanged from the same period in 2010 as a result of an increase in average selling prices with the pass-through of higher average resin costs to customers and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S., offset by lower volumes noted above.

Operating profit from ongoing operations decreased in the third quarter and year-to-date periods of 2011 compared with the comparable periods in the prior year due primarily to the lower volumes noted above. The unfavorable impact of lower volumes was partially offset by cost reduction efforts and improved manufacturing efficiencies in the current year as well as the favorable impact of both the lag in the pass-through of higher resin costs and the change in the U.S. dollar value of currencies for operations outside the U.S. Operating results in the third quarter of 2010 were adversely impacted by operational inefficiencies that resulted from a surge in customer demand and the ramp-up of new products.

Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated favorable impact of the quarterly lag in the pass-through of changes in average resin costs was $2.5 million in the third quarter of 2011, compared to a favorable impact of $311,000 in the third quarter of 2010. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $1.2 million in the third quarter of 2011 compared to the third quarter of 2010. For the first nine months of 2011, the estimated impact of the resin pass-through lag was an unfavorable $1.8 million versus an unfavorable $4.6 million for the first nine months of 2010. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $1.7 million in the first nine months of 2011 compared to the first nine months of 2010.

Sales volumes and operating profits in Film Products are expected to be unfavorably impacted by lower end-user demand and competitive pricing pressures for some of our more mature product lines. We expect to incur some margin compression, which may not fully be offset by costs saving measures and manufacturing efficiency initiatives as we enter into new multi-year supply agreements for these mature products.

Capital expenditures in Film Products were $8.9 million in the first nine months of 2011 compared with $11.2 million in the first nine months of last year. Film Products currently projects that capital expenditures will be approximately $12 million in 2011. Depreciation expense was $25.5 million in the first nine months of 2011 and $25.1 million in the first nine months of 2010, and is projected to be approximately $34 million in 2011.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In Thousands,	Quarter Ended September 30		Favorable/ (Unfavorable)	Nine Months Ended September 30		Favorable/ (Unfavorable)
Except Percentages)	2011	2010	% Change	2011	2010	% Change

Sales volume (pounds)	29,484	26,290	12.1%	82,679	72,187	14.5%

Net sales	$66,815	$54,629	22.3%	$186,712	$152,099	22.8%

Operating profit (loss) from ongoing operations	$2,301	$140	1,543.6%	$2,539	$(2,618)

Net sales in the third quarter and first nine months of 2011 increased in comparison to the same periods in 2010 due to higher volumes and an increase in average selling prices driven by higher aluminum prices. The improvement in results from ongoing operations versus the third quarter and first nine months of 2010 was primarily driven by higher volumes as some of our key customers have gained momentum in their related markets.

Capital expenditures in Aluminum Extrusions were $2.2 million in the first nine months of 2011 compared with $2.3 million in the first nine months of last year. Capital expenditures are projected to be approximately $2.8 million in 2011. Depreciation expense was $6.3 million in the first nine months of 2011 compared with $6.9 million in the first nine months of last year, and is projected to be approximately $8.4 million in 2011.

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

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View Technologies is a late-stage development company and Falling Springs’ revenue can vary based upon the timing of development projects within its markets. Operating losses from ongoing operations were $152,000 and $2.4 million for the three and nine month periods ended September 30, 2011, respectively, compared to $840,000 and $2.9 million for the three and nine month periods ended September 30, 2010, respectively.

Corporate Expenses, Interest and Taxes

Pension expense was $610,000 in the third quarter of 2011 and $1.7 million in the first nine months of 2011, an unfavorable change of $202,000 and $1.2 million, respectively, from the pension expense recognized in comparable periods of 2010. Most of the impact of pensions on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. We contributed $167,000 to our pension plans for continuing operations in 2010, and minimum required contributions to our pension plans in 2011 are expected to be comparable. Corporate expenses, net decreased in 2011 versus 2010 due to lower performance-based incentives and the favorable impact of the timing of recognition of other corporate-related expenses, partially offset by the unfavorable impact of pension expense noted above.

The effective tax rate used to compute income taxes from continuing operations for the first nine months of 2011 was 19.9% compared to 35.0% in the first nine months of 2010. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months of 2011 and 2010 is shown in the table provided in Note 11 on page 15.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 25.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2010, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2010, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 3 on page 6 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during the third quarter and first nine months of 2011 and the comparable periods in 2010.

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

In June 2011, the FASB issued authoritative guidance that will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present the elements of other comprehensive income in the statement of changes in equity will be eliminated. The new guidance is effective for interim and annual periods beginning after December 15, 2011, however early application is permitted. In October 2011, the FASB decided to expose a proposed deferral of this new reporting requirement in response to concerns raised by issuers and other stakeholders. We will continue to monitor the FASB’s activities, and will implement the guidance when required.

In September 2011, the FASB issued guidance that changes the goodwill impairment guidance in order to reduce the cost and complexity of the annual impairment test. The changes will provide entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The revised guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, earlier adoption is permitted. We are currently evaluating the impact of this guidance on our annual impairment testing procedures.

Results of Operations

Third Quarter 2011 Compared with Third Quarter 2010

Overall, sales in the third quarter of 2011 increased by 2.6% compared with the third quarter of 2010. Net sales (sales less freight) decreased 5.6% in Film Products primarily due to lower volumes in personal care films and surface protection materials, partially offset by an increase in average selling prices from the pass-through of higher resin prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales increased 22.3% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 17.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 16.4% in the third quarter of 2011 from 17.1% in the third quarter of 2010. The gross profit margin in Film Products decreased primarily due to lower sales volumes noted above, partially offset by the estimated favorable impact of the quarterly lag in the pass-through of changes in average resin costs and the change in the U.S. dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.5% in the third quarter of 2011, down from 11.1% in the third quarter of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the 2.6% increase in year-over-year sales noted above and lower performance-based incentive accruals, partially offset by higher acquisition-related expenditures in 2011.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2011 shown in the segment operating profit table on page 18 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the purchase of Terphane by Film Products;

•

Pretax gain of $1.0 million on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expenses), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•	Pretax charges of $193,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax losses of $43,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2010 shown in the segment operating profit table on page 18 include:

•	Pretax charge of $109,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gain of $14,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $278,000 in the third quarter of 2011 and $184,000 in the third quarter of 2010. Interest expense, which includes the amortization of debt issue costs, was $367,000 in the third quarter of 2011 in comparison to $358,000 in the third quarter of last year.

Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30
(In Millions)	2011	2010
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$.2	$.8
Average interest rate	3.2%	2.1%

Total debt:
Average outstanding debt balance	$.2	$.8
Average interest rate	3.2%	2.1%

The effective tax rate used to compute taxes from continuing operations for the third quarter of 2011 was (1.1)% compared to 26.3% in the third quarter of 2010. The change in the effective tax rate for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 15.

First Nine Months of 2011 Compared with First Nine Months of 2010

Overall, sales in the first nine months of 2011 increased by 6.7% compared with 2010. Net sales increased 0.9% in Film Products primarily due to an increase in average selling prices from the pass-through of higher resin prices, offset by lower volumes in personal care films and surface protection materials. Net sales from ongoing operations increased 22.8% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 17.

Consolidated gross profit as a percentage of sales increased to 17.1% in the first nine months of 2011 from 16.8% in 2010. The gross profit margin in Film Products decreased primarily due to lower volumes in personal care films and surface protection materials, partially offset the estimated favorable impact of the quarterly lag in the pass-through of changes in average resin costs and the change in the U.S. dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.0% in the first nine months of 2011, down from 11.2% in the first nine months of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the 6.7% increase in year-over-year sales noted above and lower performance-based incentive accruals, partially offset by higher acquisition-related expenditures in 2011.

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2011 shown in the segment operating profit table on page 18 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the purchase of Terphane by Film Products;

•

Pretax gain of $1.0 million on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expenses), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•	Pretax charges of $798,000 for asset impairments in Film Products;

•	Pretax charges of $479,000 for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $19,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2010 shown in the segment operating profit table on page 18 include:

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $778,000 in the first nine months of 2011 and $518,000 in first nine months of 2010. Interest expense, which includes the amortization of debt issue costs, was $1.1 million in the first nine months of 2011 compared to $775,000 for the same period in 2010.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30
(In Millions)	2011	2010
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$.4	$1.0
Average interest rate	4.4%	3.1%

Total debt:
Average outstanding debt balance	$.4	$1.0
Average interest rate	4.4%	3.1%

The effective tax rate used to compute income taxes from continuing operations was 19.9% in the first nine months of 2011 compared with 35.0% in the first nine months of 2010. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 15.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2010 to September 30, 2011 are summarized below:

•	Accounts receivable increased $16.0 million (19.0%).

•	Accounts receivable in Film Products increased by $5.5 million primarily due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $12.1 million due to higher sales and the timing of cash receipts.

•	Account and other receivables in corporate and other segment businesses decreased $1.6 million due to the timing of cash receipts.

•	Inventories decreased $8.4 million (19.5%).

•

Inventories in Film Products decreased by approximately $6.9 million. Lower inventories at Film Products can be primarily attributed to lower sales volume for personal care films and surface protection materials as well as efforts to reduce inventory levels.

•	Inventories for Aluminum Extrusions decreased by approximately $1.5 million due to the timing of shipments.

•

Net property, plant and equipment decreased $22.6 million (10.9%) due primarily to depreciation of $32.1 million, capital expenditures of $11.2 million, asset disposals of $2.0 million associated with the divestiture of the Film Products business in Italy, asset impairments of $798,000 and a change in the value of the U.S. Dollar relative to foreign currencies ($821,000 increase).

•	Accounts payable increased $5.4 million (9.3%).

•	Accounts payable in Film Products increased $1.5 million due to the timing of payments to vendors.

•

Accounts payable in Aluminum Extrusions increased by $3.8 million, or 16.6%, primarily due to the timing of aluminum purchases as a result of higher volumes and an increase in raw materials costs due to higher average aluminum prices.

•

Accrued expenses decreased by $6.3 million (19.0%) primarily due to lower performance-based incentive accruals and the settlement of estimated losses on a sub-lease at a facility in Princeton, New Jersey.

•	Net deferred income tax liabilities in excess of assets increased by $810,000. Income taxes recoverable increased $3.3 million due primarily to the timing of payments.

Cash provided by operating activities was $48.7 million in the first nine months of 2011 compared with cash provided by operating activities of $29.6 million in 2010. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $9.6 million in the first nine months of 2011 compared with $17.6 million in the first nine months of 2010. Cash used in investing activities in 2011 primarily includes capital expenditures of $11.2 million.

Net cash flow used in financing activities was $3.7 million in the first nine months of 2011 and related to the payment of regular quarterly dividends of $4.3 million (13.5 cents per share), partially offset by the proceeds from the exercise of stock options. Net cash flow used in financing activities was $41.0 million in the first nine months of 2010 and related to the repurchase of 2.1 million shares of Tredegar common stock for $35.1 million and the payment of regular quarterly dividends of $3.9 million (12 cents per share).

Further information on cash flows for the nine months ended September 30, 2011 and 2010 are provided in the consolidated statements of cash flows on page 4.

Net capitalization and indebtedness as defined under our revolving credit agreement as of September 30, 2011 were as follows:

Net Capitalization and Indebtedness as of September 30, 2011
(In Thousands)
Net capitalization:
Cash and cash equivalents	$109,403
Debt:
$300 million revolving credit agreement maturing June 21, 2014	—
Other debt	—

Total debt	—

Cash and cash equivalents net of debt	(109,403)
Shareholders’ equity	441,343

Net capitalization	$331,940

Indebtedness as defined in revolving credit agreement:
Total debt	$—
Face value of letters of credit	5,394
Liabilities relating to derivative financial instruments, net of cash deposits	428
Other	123

Indebtedness	$5,945

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $267 million was available to borrow at September 30, 2011 based upon the most restrictive covenants (no amounts borrowed at September 30, 2011). In October 2011, we borrowed $125 million under the revolving credit agreement and used $63 million of cash on hand to fund the purchase price for our acquisition of Terphane.

The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credits Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At September 30, 2011, the interest rate on debt under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 200 basis points.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement as of September 30, 2011 are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and
Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most
Restrictive Covenants
As of and for the Twelve Months Ended September 30, 2011 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2011:
Net income	$32,424
Plus:
After-tax losses related to discontinued operations	345
Total income tax expense for continuing operations	9,483
Interest expense	1,444
Depreciation and amortization expense for continuing operations	43,457
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $879)	1,930
Charges related to stock option grants and awards accounted for under the fair value-based method	2,006
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	2,200
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(969)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(1,016)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(8)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	13
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	91,309
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,457)

Adjusted EBIT as defined in revolving credit agreement	$47,852

Shareholders’ equity at September 30, 2011 as defined in revolving credit agreement	$441,343
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at September 30, 2011:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.07x
Interest coverage ratio (adjusted EBIT-to-interest expense)	33.14x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2010)	$126,067
Minimum adjusted shareholders’ equity permitted ($300,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2010)	$326,067
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

We had no outstanding borrowings under our $300 million revolving credit agreement as of September 30, 2011. However, as noted above, in October 2011, we borrowed $125 million under our revolving credit agreement to fund a portion of the purchase price for our acquisition of Terphane. Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

We believe that the existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 25 regarding credit agreements and interest rate exposures.

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

Trends for the quarterly average price of natural gas are below:

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2011 and 2010 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30
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

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $1.2 million in the third quarter of 2011 compared with the third quarter of 2010, and a positive impact of approximately $1.7 million in the first nine months of 2011 compared to the first nine months of 2010.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

Exhibit Nos.

4.1	Amendment to Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar Corporation and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to Tredegar Corporation’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on September 2, 2011, and incorporated herein by reference).

4.2	Amendment to Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar Corporation and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 3 to Amendment No. 3 to Tredegar Corporation’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on September 2, 2011, and incorporated herein by reference).

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	November 3, 2011	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2011	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date:	November 3, 2011	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)