Form 10-K
period 2011-12-31
TREDEGAR CORP
filed 2012-03-02
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter): $494,136,764*

Number of shares of Common Stock outstanding as of January 31, 2012: 32,057,281 (32,013,568 as of June 30, 2011)

*	In determining this figure, an aggregate of 5,085,134 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2011.

Documents Incorporated By Reference

Portions of the Tredegar Corporation Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. We expect to file our Proxy Statement with the Securities and Exchange Commission (the “SEC”) and mail it to shareholders on or about April 4, 2012.

Index to Annual Report on Form 10-K

Year Ended December 31, 2011

*	Items 11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS

Description of Business

Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is primarily engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. The financial information related to Tredegar’s film products, aluminum extrusions and other segments and related geographical areas included in Note 4 to the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.

Film Products

Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics and laminate materials primarily for personal and household care products and surface protection and packaging applications. These products are manufactured at locations in the United States (“U.S.”) and at plants in The Netherlands, Hungary, China, Brazil and India. In October 2011, Film Products acquired Terphane Holdings LLC (“Terphane”), further expanding our films business in Latin America and the U.S. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal Care Materials. Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and laminate materials for personal care markets, including:

•

Apertured film and nonwoven materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinence products (including materials sold under the SoftQuiltTM, ComfortAireTM, SoftAireTM and FreshFeelTM brand names);

•

Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the ExtraFlexTM, FabriFlex®, StretchTabTM, FlexAireTM and FlexFeelTM brand names); and

•	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDry® and AquiSoftTM brand names.

In 2011, 2010 and 2009, personal care products accounted for approximately 45%, 50% and 52% of Tredegar’s consolidated net sales from continuing operations, respectively.

Protective Films. Film Products produces single and multi-layer surface protection films sold under the UltraMask® and ForceField® brand names. These films are used in high technology applications, most notably protecting high-value components of flat panel displays, which include liquid crystal display (“LCD”) televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2011, 2010 and 2009, protective films accounted for approximately 9%, 12% and 10% of Tredegar’s consolidated net sales from continuing operations, respectively.

Packaging Films. Film Products produces a broad line of packaging films. Applications for polyethylene films include an emphasis on packaging for paper products. We believe these products give our customers a competitive advantage by providing cost savings with thin-gauge films that are readily printable and convertible on conventional processing equipment. Film Products also manufactures polypropylene films for packaging applications. Major end uses for polyethylene and polypropylene films include overwrap for bathroom tissue and paper towels as well as retort pouches.

Film Products also produces specialized polyester (“PET”) films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high quality print graphics. These differentiated, high-value films are primarily sold in Latin America and the U.S. under the Terphane® and SealphaneTM brand names. Major end uses include food packaging and industrial applications.

Films for Other Markets. Film Products also makes apertured films, breathable barrier films and laminates that regulate fluid or vapor transmission. These products are typically used in industrial, medical, agricultural and household markets, including filter layers for personal protective suits, facial masks, landscaping fabric and construction applications.

Raw Materials. The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, Purified Terephthalic Acid (“PTA”) and Mono-ethylene Glycol (“MEG”), which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of these raw materials in the foreseeable future. Film Products also buys polypropylene-based nonwoven fabrics based on the resins previously noted, and we believe there will be an adequate supply of these materials in the foreseeable future.

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $280 million in 2011, $273 million in 2010 and $253 million in 2009 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Aluminum Extrusions

The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”) produce high-quality, soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, electrical, consumer durables and machinery and equipment markets. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for the Canadian business have been reflected as discontinued operations (see Note 19 to the notes to financial statements for more information).

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

	2011	2010	2009
Building and construction:
Nonresidential	70	68	71
Residential	12	14	14
Transportation	6	8	6
Distribution	6	5	4
Electrical	2	2	2
Consumer durables	2	2	2
Machinery and equipment	2	1	1

Total	100	100	100

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

We acquired the assets of Bright View, a late-stage development company, on February 3, 2010. Bright View is a developer and producer of high-value microstructure-based optical films for the LED and fluorescent lighting markets. The operations of Bright View were incorporated into Film Products effective January 1, 2012 to better leverage efforts to produce films for new market segments.

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

General

Intellectual Property. We consider patents, licenses and trademarks to be of significance for Film Products and Bright View. We routinely apply for patents on significant developments in these businesses. As of December 31, 2011, Film Products held 234 issued patents (75 of which are issued in the U.S.) and 103 trademarks (10 of which are issued in the U.S.). Bright View held 43 issued patents (28 of which are issued in the U.S.). Aluminum Extrusions held two U.S. trademark registrations. Our patents have remaining terms ranging from 1 to 20 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2011, 2010 and 2009 was primarily related to Film Products. As of December 31, 2011, Film Products has technical centers in Bloomfield, New York; Cabo de Santo Agostinho, Brazil; Richmond, Virginia; and Terre Haute, Indiana. R&D spending was approximately $13.2 million in 2011, $13.6 million in 2010 and $11.9 million in 2009.

Backlog. Backlogs are not material to our operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2011 increased by approximately 10% compared with December 31, 2010. Demand for extruded aluminum shapes improved in 2011 after declining in most market segments in recent years. Volume for Aluminum Extrusions, which we believe is cyclical in nature, increased 13.8% in 2011 compared to 2010 and 3.7% in 2010 compared to 2009 after decreasing 32.8% in 2009 compared to 2008.

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

The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Additional regulations are anticipated. Several of our manufacturing operations result in emissions of GHG and are subject to these new GHG regulations. Compliance with the newly adopted regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but it is not anticipated to have a material adverse effect on our financial condition or results of operations based on information currently available.

Tredegar is also subject to the governmental regulations in the countries where we conduct business.

At December 31, 2011, we believe that we were in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where we conduct business. In order to maintain substantial compliance with such standards, we may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities.

Employees. Tredegar employed approximately 2,200 people at December 31, 2011.

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

General

•

Our performance is influenced by costs incurred by our operating companies including, for example, the cost of raw materials and energy. These costs include, without limitation, the cost of resin, PTA and MEG (the raw materials on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts on pages 33-34. We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, there is no assurance that our cost control efforts will be sufficient to offset any additional future declines in revenue or increases in raw material, energy or other costs.

•

Tredegar and its customers operate in highly competitive markets. Tredegar and its businesses compete on product innovation, quality, price and service, and our businesses and their customers operate in highly competitive markets. Economic volatility continues to exacerbate our exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. We attempt to mitigate the effects of this trend through cost saving measures and manufacturing efficiency initiatives, but there is no assurance that these efforts will be sufficient to offset the impact of margin compression as a result of competitive pressure.

•

Tredegar may not be able to successfully execute its acquisition strategy. New acquisitions, such as our October 2011 acquisition of Terphane, can provide meaningful opportunities to grow our business and improve profitability. Acquired businesses may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect. Acquisitions involve special risks, including, without limitation, diversion of management’s time and attention from our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements. While our strategy is to acquire businesses that will improve our competitiveness and profitability, we can give no assurance that acquisitions will be successful or accretive to earnings.

•

Noncompliance with any of the covenants in our $300 million credit facility could result in all debt under the agreement outstanding at such time becoming due and limiting our borrowing capacity, which could have a material adverse effect on our financial condition and liquidity. The credit agreement governing our revolving credit facility contains restrictions and financial covenants that could restrict our operational and financial flexibility. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on our financial condition and liquidity. Renegotiation of the covenant(s) through an amendment to our revolving credit facility may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is negotiated.

•

Loss of certain key officers or employees could adversely affect our businesses. We depend on our senior executive officers and other key personnel to run our businesses. The loss of any of these officers or other key personnel could have a material adverse effect on our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate highly skilled employees required for the operation and expansion of our businesses could hinder our ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

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

•

Tredegar could be required to make additional cash contributions to its defined benefit (pension) plan. We have a pension plan that covers certain hourly and salaried employees in the U.S. Recent economic trends have resulted in a significant reduction in interest rates and plan asset investment returns. Cash contribution requirements for the pension plan are sensitive to changes in these market factors. We expect that we will be required to make a cash contribution of approximately $5 million to our underfunded pension plan in 2012, and we may be required to make additional cash contributions in future periods if current trends in interest rates and plan asset investment returns continue or if our plan asset investment returns lag market performance when equity markets recover.

•

An information technology system failure may adversely affect our business. We rely on information technology systems to transact our businesses. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt our operations and prevent us from being able to process transactions with our customers, operate our manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on our financial condition, results of operations, or cash flows.

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

•

Our investments (primarily $7.5 million of investments in a privately-held specialty pharmaceutical company and a $5.2 million net investment in Harbinger) have high risk. The value of our investment in a specialty pharmaceutical company can fluctuate, primarily as a result of its ability to meet its developmental and commercialization milestones within an anticipated time frame. The specialty pharmaceutical company may require additional rounds of financing to have the opportunity to complete product development and bring its technology to market, which may never occur. The estimated fair value of our investment was $17.6 million at December 31, 2011.

Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) is a private investment fund, and an investment in the fund involves risk and is subject to limitations on withdrawal. The amount of future installments of withdrawal proceeds is uncertain, and the timing of such payments is not known.

There is no secondary market for selling our interests in either investment. As a result, we may be required to bear the risk of our investment in the specialty pharmaceutical company and Harbinger for an indefinite period of time.

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 36% of Tredegar’s consolidated net sales from continuing operations in 2011, 38% in 2010 and 40% in 2009. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replace our business with P&G. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

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

•

Continued growth in Film Products’ sale of protective film products is not assured. A shift in our customers’ preference to new or different products or new technology that displaces flat panel LCD displays that currently utilize our protective films could have a material adverse effect on our sales of protective films. Protective films accounted for approximately 9%, 12% and 10% of Tredegar’s consolidated net sales from continuing operations in 2011, 2010 and 2009, respectively. Unanticipated changes in the demand or a decline in the rate of growth for flat panel displays could have a material adverse effect on protective film sales.

•

Our substantial international operations subject us to risks of doing business in countries outside the U.S., which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions or governmental policies, potential difficulty enforcing agreements and intellectual property rights, staffing and managing widespread operations and the challenges of complying with a wide variety of laws and regulations, restrictions on international trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our income generated outside the U.S., nationalization of private enterprises and unexpected adverse changes in international laws and regulatory requirements. In addition, while expanding operations into emerging foreign markets provides greater opportunities for growth, there are certain operating risks, as previously noted.

•

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a material adverse impact on Film Products. Film Products operates in an industry where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a materially adverse effect on results of operations in Film Products.

•

Operating results could be adversely affected by economic conditions in the U.S. and key international markets. As Films Products expands its business into new products and geographic regions, operating results could become more sensitive to changes in macroeconomic conditions. Recently, sales associated with new products and regions tend to more closely follow the cycles within the economy. Cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from lower customer demand in an economic downturn. Therefore, as such product offerings become a greater part of the film products business, operating results may be adversely impacted by seasonal slowdowns or cyclical downturns in the economy.

•

An unstable economic environment could have a disruptive impact on our supply chain. Certain raw materials used in manufacturing our products are available from a single supplier, and we may not be able to quickly or inexpensively re-source to another supplier. The risk of damage or disruption to our supply chain has been exacerbated as different suppliers have consolidated their product portfolios or experienced financial distress. Failure to take adequate steps to effectively manage such events, which are intensified when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

•

The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 825 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 5% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy. Future success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

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

Imports into the U.S., primarily from China, represent a portion of the U.S. aluminum extrusion market. Imports from China have the potential of further exacerbating a very competitive market, thereby amplifying market share and pricing pressures. On April 28, 2011, the U.S. International Trade Commission reached an affirmative determination that dumped and subsidized imports of aluminum extrusions from China are a cause of material injury to the domestic aluminum extrusion industry and has applied duties to such imports. The results of this initiative and the impact that it may have on the volume of imports is unknown at this time.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

General

Most of the improved real property and the other assets used in our operations are owned, and none of the owned property is subject to an encumbrance that is material to our consolidated operations. We consider the plants, warehouses and other properties and assets owned or leased by us to be in generally good condition.

We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at 45-95% of capacity. Our corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

Our principal plants and facilities are listed below:

Film Products

Locations in the U.S.	Locations Outside the U.S.	Principal Operations

Bloomfield, New York (technical center and production facility)

Lake Zurich, Illinois

Pottsville, Pennsylvania

Red Springs, North Carolina (leased)

Richmond, Virginia (technical center) (leased)

Terre Haute, Indiana (technical center and production facility)

	Cabo de Santo Agostinho, Brazil (technical center and production facility) Guangzhou, China Kerkrade, The Netherlands Pune, India Rétság, Hungary São Paulo, Brazil Shanghai, China	Production of plastic films and laminate materials

Aluminum Extrusions

Locations in the U.S.		Principal Operations
Carthage, Tennessee Kentland, Indiana * Newnan, Georgia		Production of aluminum extrusions, fabrication and finishing

Other

Locations in the U.S.		Principal Operations
Morrisville, North Carolina (leased)		Development and production of optical films for LED and fluorescent lighting

*	Manufacturing facility in Kentland, Indiana is scheduled to be closed in 2012.

We also have various mitigation banking properties in Virginia, Georgia and Florida.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 32,057,281 shares of common stock held by 2,781 shareholders of record on December 31, 2011.

The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2011		2010
	High	Low	High	Low
First quarter	$21.58	$18.23	$17.58	$14.93
Second quarter	22.87	16.97	18.03	15.26
Third quarter	20.35	14.15	19.34	15.84
Fourth quarter	23.00	13.92	20.19	18.38

The closing price of our common stock on February 24, 2012 was $24.36.

Dividend Information

We have paid a dividend every quarter since becoming a public company in July 1989. We paid a quarterly dividend of 4 1/2 cents per share in 2011, and during 2010 and 2009, our quarterly dividend was 4 cents per share.

All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our revolving credit agreement and other such considerations as the Board deems relevant. See Note 10 beginning on page 64 for the restrictions contained in our revolving credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced that our Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of Tredegar’s outstanding common stock. The authorization has no time limit.

We did not repurchase any shares in the open market or otherwise in 2011 under this standing authorization. We repurchased approximately 2.1 million shares in 2010 and 105,497 shares in 2009 of our stock in the open market at an average price of $16.54 and $14.44 per share, respectively.

Annual Meeting

Our annual meeting of shareholders will be held on May 16, 2012, beginning at 9:00 a.m. EDT at the Jepson Alumni Center of the University of Richmond, 49 Crenshaw Way, Richmond, Virginia. We expect to mail formal notice of the annual meeting, proxies and proxy statements to shareholders on or about April 4, 2012.

Comparative Tredegar Common Stock Performance

The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2011. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

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

Legal Counsel	Independent Registered Public Accounting Firm

Hunton & Williams LLP Richmond, Virginia	PricewaterhouseCoopers LLP Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

The tables that follow on pages 13-18 present certain selected financial and segment information for the five years ended December 31, 2011.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2011		2010		2009		2008		2007
(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$797,597		$740,475		$648,613		$883,899		$922,583
Other income (expense), net	3,224	(c)	(940	)(d)	8,464	(e)	10,341	(f)	1,782	(g)

	800,821		739,535		657,077		894,240		924,365

Cost of goods sold	655,089	(c)	596,330	(d)	516,933	(e)	739,721	(f)	761,509	(g)
Freight	18,488		17,812		16,085		20,782		19,808
Selling, general & administrative expenses	68,891	(c)	68,610		60,481		58,699		68,501
Research and development expenses	13,219		13,625		11,856		11,005		8,354
Amortization of intangibles	1,399		466		120		123		149
Interest expense	1,926		1,136		783		2,393		2,721
Asset impairments and costs associated with exit and disposal activities	1,917	(c)	773	(d)	2,950	(e)	12,390	(f)	4,027	(g)
Goodwill impairment charge	—		—		30,559	(b)	—		—

	760,929		698,752		639,767		845,113		865,069

Income from continuing operations before income taxes	39,892		40,783		17,310		49,127		59,296
Income taxes	10,648	(c)	13,756	(d)	18,663	(e)	19,486	(f)	24,366

Income (loss) from continuing operations	29,244		27,027		(1,353)		29,641		34,930

Discontinued operations (a):
Income (loss) from aluminum extrusions business in Canada	(4,389	)(a)	—		—		(705	)(a)	(19,681	)(a)

Net income (loss)	$24,855		$27,027		$(1,353)		$28,936		$15,249

Diluted earnings (loss) per share (a):
Continuing operations	$.91		$.83		$(.04)		$.87		$.90
Discontinued operations	(.14)		—		—		(.02)		(.51)

Net income (loss)	$.77		$.83		$(.04)		$.85		$.39

Refer to notes to financial tables on page 18.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2011	2010	2009	2008	2007
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$12.38	$13.10	$12.66	$12.40	$14.13
Cash dividends declared per share	.18	.16	.16	.16	.16
Weighted average common shares outstanding during the period	31,932	32,292	33,861	33,977	38,532
Shares used to compute diluted earnings (loss) per share during the period	32,213	32,572	33,861	34,194	38,688
Shares outstanding at end of period	32,057	31,883	33,888	33,910	34,765
Closing market price per share:
High	$23.00	$20.19	$18.68	$20.59	$24.45
Low	13.92	14.93	12.79	11.41	13.33
End of year	22.22	19.38	15.82	18.18	16.08
Total return to shareholders (h)	15.6%	23.5%	(12.1)%	14.1%	(28.2)%

Financial Position:
Total assets	$778,589	$580,342	$596,279	$610,632	$784,478
Cash and cash equivalents	68,939	73,191	90,663	45,975	48,217
Debt	125,000	450	1,163	22,702	82,056
Shareholders’ equity (net book value)	397,001	417,546	429,072	420,416	491,328
Equity market capitalization (i)	712,307	617,893	536,108	616,484	559,021

Refer to notes to financial tables on page 18.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Net Sales (j)

Segment	2011	2010	2009	2008	2007
(In Thousands)

Film Products	$535,193	$520,445	$455,007	$522,839	$530,972
Aluminum Extrusions	240,392	199,639	177,521	340,278	371,803
Other	3,524	2,579	—	—	—

Total net sales	779,109	722,663	632,528	863,117	902,775
Add back freight	18,488	17,812	16,085	20,782	19,808

Sales as shown in Consolidated Statements of Income	$797,597	$740,475	$648,613	$883,899	$922,583

Identifiable Assets

Segment	2011	2010	2009	2008	2007
(In Thousands)

Film Products	$567,664	$363,312	$371,639	$399,895	$488,035
Aluminum Extrusions	78,661	81,731	82,429	112,259	115,223
AFBS (formerly Therics)	—	583	1,147	1,629	2,866
Other	22,406	19,701	—	—	—

Subtotal	668,731	465,327	455,215	513,783	606,124
General corporate	40,919	41,824	50,401	50,874	74,927
Cash and cash equivalents	68,939	73,191	90,663	45,975	48,217

Identifiable assets from continuing operations	778,589	580,342	596,279	610,632	729,268
Discontinued operations (a):
Aluminum extrusions business in Canada	—	—	—	—	55,210

Total	$778,589	$580,342	$596,279	$610,632	$784,478

Refer to notes to financial tables on page 18.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

	0000000		0000000		0000000		0000000		0000000
Operating Profit

Segment	2011		2010		2009		2008		2007
(In Thousands)

Film Products:
Ongoing operations	$63,420		$71,184		$64,379		$53,914		$59,423
Plant shutdowns, asset impairments, restructurings and other	(6,807	)(c)	(505	)(d)	(1,846	)(e)	(11,297	)(f)	(649	)(g)

Aluminum Extrusions:
Ongoing operations	3,457		(4,154)		(6,494)		10,132		16,516
Plant shutdowns, asset impairments, restructurings and other	58	(c)	493	(d)	(639	)(e)	(687	)(f)	(634	)(g)
Goodwill impairment charge	—		—		(30,559	)(b)	—		—

AFBS (formerly Therics):
Gain on sale of investments in Theken Spine and Therics, LLC	—		—		1,968	(e)	1,499	(f)	—
Plant shutdowns, asset impairments, restructurings and other	—		—		—		—		(2,786	)(g)

Other
Ongoing operations	(2,835)		(4,173)		—		—		—
Plant shutdowns, asset impairments, restructurings and other	—		(253	)(d)	—		—		—

Total	57,293		62,592		26,809		53,561		71,870
Interest income	1,023		709		806		1,006		1,212
Interest expense	1,926		1,136		783		2,393		2,721
Gain on sale of corporate assets	—		—		404		1,001		2,699
Gain (loss) on investment accounted for under the fair value method	1,600	(c)	(2,200	)(d)	5,100	(e)	5,600	(f)	—
Loss from write-down of an investment	—		—		—		—		2,095	(g)
Stock option-based compensation costs	1,940		2,064		1,692		782		978
Corporate expenses, net	16,158	(c)	17,118		13,334		8,866		10,691

Income from continuing operations before income taxes	39,892		40,783		17,310		49,127		59,296
Income taxes	10,648	(c)	13,756	(d)	18,663	(e)	19,486	(f)	24,366

Income (loss) from continuing operations	29,244		27,027		(1,353)		29,641		34,930
Income (loss) from discontinued operations	(4,389	)(a)	—		—		(705	)(a)	(19,681	)(a)

Net income (loss)	$24,855		$27,027		$(1,353)		$28,936		$15,249

Refer to notes to financial tables on page 18.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Depreciation and Amortization
Segment	2011	2010	2009	2008	2007
(In Thousands)

Film Products	$35,590	$33,765	$32,360	$34,588	$34,092
Aluminum Extrusions	8,333	9,054	7,566	8,018	8,472
Other	737	695	—	—	—

Subtotal	44,660	43,514	39,926	42,606	42,564
General corporate	75	74	71	70	91

Total continuing operations	44,735	43,588	39,997	42,676	42,655
Discontinued operations (a):
Aluminum extrusions business in Canada	—	—	—	515	3,386

Total	$44,735	$43,588	$39,997	$43,191	$46,041

Capital Expenditures and Investments
Segment	2011	2010	2009	2008	2007
(In Thousands)

Film Products	$12,895	$15,664	$11,487	$11,135	$15,304
Aluminum Extrusions	2,697	4,339	22,530	9,692	4,391
Other	212	179	—	—	—

Subtotal	15,804	20,182	34,017	20,827	19,695
General corporate	76	236	125	78	6

Capital expenditures for continuing operations	15,880	20,418	34,142	20,905	19,701
Discontinued operations (a):
Aluminum extrusions business in Canada	—	—	—	39	942

Total capital expenditures	15,880	20,418	34,142	20,944	20,643
Investments	—	—	—	5,391	23,513

Total	$15,880	$20,418	$34,142	$26,335	$44,156

Refer to notes to financial tables on page 18.

NOTES TO FINANCIAL TABLES

(a)	On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2011, discontinuned operations include after-tax charges of $4.4 million to accrue for indemnifications under the purchase agreement related to environmental matters. In 2008, discontinued operations include an after-tax loss of $0.4 million on the sale in addition to operating results through the closing date. In 2007, discontinued operations also include $11.4 million in cash income tax benefits from the sale that were in 2008.
(b)	A goodwill impairment charge of $30.6 million ($30.6 million after taxes) was recognized in Aluminum Extrusions upon completion of an impairment analysis performed as of March 31, 2009. The non-cash charge resulted from the estimated adverse impact on the business unit’s fair value of possible future losses and the uncertainty of the amount and timing of an economic recovery.
(c)	Plant shutdowns, asset impairments, restructurings and other for 2011 include charges of $4.8 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the purchase of Terphane by Film Products; charges of $1.4 million for asset impairments in Films Products; a gain of $1.0 million on the disposition of our film products business in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrecognized foreign currency translation gains of $4.3 million that were associated with the business; charges of $0.7 million associated with purchase accounting adjustments made to the value of inventory sold by Films Products after its purchase of Terphane (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.5 million for severance and other employee related costs in connection with restructurings in Film Products; charges of $0.4 million for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the purchase of Terphane by Film Products; and gains of $58,000 associated with Aluminum Extrusions for timing differences betweeen the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income). The gain from the write-up of an investment accounted for under the fair value method of $1.6 million and the unrealized loss on our investment in Harbinger of $0.6 million in 2011 are included in “Other income (expense), net” in the consolidated statements of income.
(d)	Plant shutdowns, asset impairments, restructurings and other for 2010 include gains of $0.9 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); asset impairment charges of $0.6 million related to Films Products ($0.3 million) and the Other segment ($0.3 milllion); a charge of $0.4 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.2 million for severance and other employee-related costs in connection with restructurings in Film Products; a gain of $0.1 million on the sale of previously impaired equipment (included in “Other income (loss), net” in the consolidated statements of income) at the film products manufacturing facility in Pottsville, Pennsylvania; and losses of $0.1 million on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia. The loss from the write-down of an investment accounted for under the fair value method of $2.2 million in 2010 is included in “Other income (expense), net” in the consolidated statement of income. Income taxes in 2010 include the recognition of an additional valuation allowance of $0.2 million related to the expected limitations on the utilization of assumed capital losses on certain investments.
(e)	Plant shutdowns, asset impairments, restructurings and other for 2009 include a charge of $2.1 million for severance and other employee related costs in connection with restructurings for Film Products ($1.3 million), Aluminum Extrusions ($0.4 million) and corporate headquarters ($0.4 million, included in “Corporate expenses, net” in the operating profit by segment table); an asset impairment charge of $1.0 million in Films Products; losses of $1.0 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); a gain of $0.6 million related to the sale of land at our aluminum extrusions facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income); a gain of $0.3 million on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; a gain of $0.2 million on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); a gain of $0.1 million related to the reversal to income of certain inventory impairment accruals in Film Products; and a net charge of $69,000 (included in “Costs of goods sold” in the consolidated statement of income) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions. The gain from the write-up of an investment accounted for under the fair value method of $5.1 million in 2009 is included in “Other income (expense), net” in the consolidated statement of income. The gain on sale of investments in Theken Spine and Therics, LLC, which is also included in “Other income (expense), net” in the consolidated statement of income, includes the receipt of a contractual earn-out payment of $1.8 million and a post-closing contractual adjustment of $0.2 million. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Income taxes in 2009 include the recognition of an additional valuation allowance of $2.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments.
(f)	Plant shutdowns, asset impairments, restructurings and other for 2008 include an asset impairment charge of $9.7 million for Film Products; a charge of $2.7 million for severance and other employee related costs in connection with restructurings for Film Products ($2.2 million) and Aluminum Extrusions ($0.5 million); a gain of $0.6 million from the sale of land rights and related improvements at the film products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statement of income); and a $0.2 million charge related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The gain of $1.5 million from the sale of our investments in Theken Spine and Therics, LLC is included in “Other income (expense), net” in the consolidated statements of income. The gain from the write-up of an investment accounted for under the fair value method of $5.6 million in 2008 is included in “Other income (expense), net” in the consolidated statements of income. Income taxes in 2008 includes the reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million that originally related to expected limitations on the utilization of assumed capital losses on certain investments.
(g)	Plant shutdowns, asset impairments, restructurings and other for 2007 include a charge of $2.8 million related to the estimated loss on the sub-lease of a portion of the AFBS (formerly Therics) facility in Princeton, New Jersey; charges of $0.6 million for asset impairments in Film Products; a charge of $0.6 million for severance and other employee-related costs in Aluminum Extrusions; a charge of $55,000 related to the shutdown of the films manufacturing facility in LaGrange, Georgia; and a charge of $42,000 associated with the expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The loss from the write-down of an investment in 2007 of $2.1 million is included in “Other income (expense), net” in the consolidated statements of income.
(h)	Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(i)	Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.
(j)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking and Cautionary Statements

Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations refer to the reports that we file with or provide to the SEC from time-to-time, including the risks and important factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

General

Tredegar is primarily a manufacturer of plastic films and aluminum extrusions. Descriptions of all of our businesses are provided on pages 1-8.

Sales were $797.6 million in 2011 compared to $740.5 million in 2010. Income from continuing operations was $29.2 million (91 cents per diluted share) in 2011, compared with $27.0 million (83 cents per diluted share) in 2010. Losses associated with plant shutdowns, assets impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in results of continuing operations beginning on page 25. The business segment review begins on page 36.

Film Products

On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”), an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP. On October 24, 2011, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings LLC (“Terphane”) for approximately $181.0 million (subject to the resolution of certain post-closing adjustments as provided in the Purchase Agreement).

Terphane is headquartered in São Paulo, Brazil and operates manufacturing facilities in Cabo de Santo Agostinho, Brazil and Bloomfield, New York. It is a market leading producer of thin polyester films in Latin America with a growing presence in strategic niches in the United States (“U.S.”). Polyester films have specialized properties, such as heat resistance and barrier protection, that make them uniquely suited for the fast-growing flexible packaging market. We expect that the acquisition of Terphane will allow us to extend our product offerings into adjacent specialty films markets and to expand in Latin America.

A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable) % Change
	2011	2010
Sales volume (pounds)	218,727	221,210	(1.1)%

Net sales	$535,193	$520,445	2.8%

Operating profit from ongoing operations	$63,420	$71,184	(10.9)%

Net sales (sales less freight) increased in 2011 compared to the prior year due to the acquisition of Terphane and an increase in average selling prices from the pass-through of higher average resin prices, partially offset by lower volume in surface protection materials and personal care films. The slowdown in end-user demand for large-sized LCD panels, particularly in the high-end segment, has negatively impacted the volumes of our surface protection materials. In addition, reduced consumer demand for applications that utilize our premium personal care films has also contributed to the reduction in sales volume. Terphane generated net sales of $28.3 million subsequent to its acquisition.

Operating profit from ongoing operations decreased in 2011 compared to 2010 due to the lower sales volumes in surface protection materials and personal care films. The impact of lower volumes was partially offset by a reduction in the unfavorable impact of the lag in the pass-through of higher resin costs, additional operating profits generated by the acquisition of Terphane, cost reduction efforts and improved manufacturing efficiencies in 2011, and favorable changes in the U.S. dollar value of currencies for operations outside the U.S. Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. The estimated impact of the lag in the pass-through of changes in average resin costs was a negative $0.8 million in 2011 and a negative $6.4 million in 2010. The estimated favorable impact from U.S. dollar value currencies for operations outside the U.S. was $1.8 million in 2011 compared with 2010. Terphane had operating profit of $3.0 million from the acquisition date through December 31, 2011, which included $0.9 million of one-time reimbursements for customs duties.

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

Capital expenditures in Film Products were $12.9 million in 2011 compared to $15.7 million in 2010, and are estimated to be approximately $48 million in 2012, which includes approximately $27 million in capital expenditures for a project that will expand our capacity at our newly acquired manufacturing facility in Brazil. The multi-year project will increase capacity that primarily serves specialized polyester films customers in Latin America. Depreciation expense was $34.6 million in 2011 compared to $33.6 million in 2010, and is estimated to be approximately $39 million in 2012.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable) % Change
	2011	2010
Sales volume (pounds)	107,997	94,890	13.8%

Net sales	$240,392	$199,639	20.4%

Operating profit (loss) from ongoing operations	$3,457	$(4,154)

The increase in net sales was due to higher volumes and an increase in average selling prices driven by higher average aluminum costs. Sales volume increased 13.8% in 2011 compared to 2010 as we developed new customer opportunities and we were able to support key customers who continue to demonstrate strength in a difficult business environment. The improvement in results from ongoing operations in 2011 reflects higher volumes.

Aluminum Extrusions continues to concentrate its efforts on controlling costs and effectively managing working capital, as the timing of a meaningful recovery in the U.S. construction market remains uncertain. In February 2012, we announced that Aluminum Extrusions would be closing its manufacturing facility in Kentland, Indiana. The plant, which employs 146 people and whose core market was residential construction, is scheduled to close by September 30, 2012. We estimate that charges incurred related to the shutdown will be approximately $8 million, and include accelerated depreciation on property, plant and equipment of approximately $4 million, severance charges of approximately $1 million and other shutdown-related costs of approximately $3 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges. Most of these charges, which include cash expenditures of approximately $4 million, are expected to be recognized over the next 18 months.

Capital expenditures in Aluminum Extrusions were $2.7 million in 2011, compared to $4.3 million in 2010, and are estimated to be approximately $4.5 million in 2012. Depreciation expense was $8.3 million in 2011, compared to $9.1 million in 2010, and is estimated to be approximately $12 million in 2012. Higher depreciation expense in 2012 is primarily related to approximately $4 million in accelerated depreciation on property and equipment at the Kentland, Indiana manufacturing facility.

Other

The Other segment is comprised of the start-up operations of Bright View Technologies (“Bright View”) and Falling Springs, LLC (“Falling Springs”). Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets. The operations of Bright View were incorporated into Film Products effective January 1, 2012 to better leverage efforts to produce films for new market segments. Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects.

Net sales for this segment can fluctuate from quarter-to-quarter as Bright View is a late-stage development company and Falling Springs’ revenue can vary based upon the timing of development projects within its markets. Operating losses from ongoing operations were $2.8 million in 2011 and $4.2 million in 2010. Although these companies are in their relative infancy and currently are incurring operating losses, we are encouraged by their progress in developing new products and sustainable business models.

Corporate Expenses, Interest and Income Taxes

Pension expense was $2.3 million in 2011, an unfavorable change of $1.6 million from pension expense recognized in 2010. Most of the change is reflected in “Corporate expenses, net” in the segment operating profit table presented on page 16. We contributed approximately $0.2 million to our pension plans in 2011. Minimum required contributions to our pension plans in 2012 are expected to be $5.3 million as interest rates and plan asset investment returns declined. Pension expense in 2012 is estimated at $7.8 million. Corporate expenses, net decreased in 2011 in comparison to 2010 primarily due to lower performance-based incentives, partially offset by the unfavorable impact of pension expense noted above.

The effective tax rate used to compute income taxes from continuing operations was 26.7% in 2011 compared with 33.7% in 2010. The change in the effective tax rate for 2011 versus 2010 was due to numerous factors as shown in the effective income tax rate reconciliation provided in Note 16 beginning on page 73.

Our net debt balance (total debt of $125.0 million in excess of cash and cash equivalents of $68.9 million) at December 31, 2011 was $56.1 million, compared to a net cash balance (cash and cash equivalents of $73.2 million in excess of total debt of $0.5 million) at December 31, 2010 of $72.7 million. In October 2011, we borrowed $125 million under our revolving credit agreement and used approximately $56 million of cash on hand (net of cash received) to fund the acquisition of Terphane. Net cash and net debt are not intended to represent debt or cash as defined by generally accepted accounting principles, but are utilized by management in evaluating financial leverage and equity valuation and we believe that investors also may find net debt or cash helpful for the same purposes. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 28.

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

We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units include, but are not limited to, Polyethylene and Polypropylene Films and PET Films (which comprise Film Products) as well as Aluminum Extrusions. As of December 31, 2011, the only reporting units carrying a goodwill balance were Polyethylene and Polypropylene Films and PET Films.

In assessing the recoverability of goodwill and long-lived identifiable assets, we estimate fair value using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. These calculations require us to make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment exists. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges.

Based upon assessments performed as to the recoverability of long-lived identifiable assets, we have recorded asset impairment losses for continuing operations of $1.4 million in 2011, $0.6 million in 2010 and $1.0 million in 2009.

Investment Accounted for Under the Fair Value Method

We have invested $7.5 million in a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2011, our ownership interest was approximately 21% on a fully diluted basis.

We disclose the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the dates of our investments (August 31, 2007 and December 15, 2008), we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to the last round of financing, and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the investee currently has no product sales. Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, fair value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.

At December 31, 2011 and 2010, the fair value of our investment (the carrying value included in “Other assets and deferred charges” in our consolidated balance sheet) was $17.6 million and $16.0 million, respectively. The fair market valuation of our interest in the specialty pharmaceutical company is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2011, the effect of a 500 basis point change in the weighted average cost of capital assumption would have increased or decreased the fair value of our interest in the specialty pharmaceutical company by approximately $2-2.5 million. Any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

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

The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 4.95% at the end of 2011, 5.45% at the end of 2010 and 5.70% at the end of 2009, with changes between periods due to changes in market interest rates. Based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on our plan assets, which is primarily affected by the change in fair value of plan assets and current year payments to participants, decreased 5.1% in 2011, and increased 11.4% and 25.2% in 2010 and 2009, respectively. The negative return of 29.4% on pension assets in 2008 was primarily due to the drop in global stock prices. Our expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, were 8.25% in 2009 to 2011 and 8.5% from 2004 to 2008. We anticipate that our expected long-term return on plan assets will be 8.0% for 2012. See page 70 for more information on expected long-term return on plan assets and asset mix.

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

For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $1.0 million, $1.1 million and $1.0 million as of December 31, 2011, 2010 and 2009, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $0.4 million, $0.1 million and $0.5 million at December 31, 2011, 2010 and 2009, respectively ($0.2 million, $0.1 million and $0.3 million, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2008.

As of December 31, 2011 and 2010, we had valuation allowances relating to deferred tax assets of $12.4 million and $12.0 million, respectively. For more information on deferred income tax assets and liabilities, see Note 16 of the notes to financial statements.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board completed their joint project on fair value measurement and issued their respective final standards. The amended FASB guidance results in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. Many of the changes to U.S. GAAP clarified existing guidance. There were some changes to U.S GAAP, such as the change in the valuation premise and the application of premiums and discounts as well as new disclosure requirements. The new disclosure requirements include: (1) enhanced disclosure for the valuation of all Level 3 fair value measurements; (2) disclosure of transfers between Level 1 and Level 2 fair value measurements on a gross basis, including reasons for those transfers; (3) disclosure about the highest and best use of non-financial assets; and (4) disclosure of the fair value hierarchy categorization for those assets whose fair value is disclosed but not recognized on the balance sheet. The new FASB guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early application is not permitted. We intend to comply with the new reporting requirements beginning with the first quarter of 2012, and the new requirements are not expected to materially expand our current financial statement footnote disclosures.

In June 2011, the FASB issued authoritative guidance that will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present the elements of other comprehensive income in the statement of changes in equity will be eliminated. In December 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The new guidance is effective for interim and annual periods beginning after December 15, 2011, however early application is permitted. We intend to comply with the new reporting requirements beginning with the first quarter of 2012.

In September 2011, the FASB issued guidance that changes the goodwill impairment guidance in order to reduce the cost and complexity of the annual impairment test. The changes will provide entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The revised guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We intend to comply with the new reporting requirements in 2012 and do not anticipate that this new guidance will have a material effect on future goodwill impairment testing.

Results of Continuing Operations

2011 versus 2010

Revenues. Sales in 2011 increased by 7.7% compared with 2010 due to higher sales in both Film Products and Aluminum Extrusions. Net sales increased 2.8% in Film Products primarily due to the acquisition of Terphane and an increase in average selling prices from the pass-through of higher average resin prices, partially offset by lower volume in surface protection materials and personal care films. Net sales increased 20.4% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 19.

Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.5% in 2011 and 17.1% in 2010. The gross profit margin in Film Products decreased primarily due to lower volumes in personal care films and surface protection materials, partially offset by the estimated favorable impact of the quarterly lag in the pass-through of changes in average resin costs, additional operating profits generated from the acquisition of Terphane, improved manufacturing efficiencies in 2011 and the change in the U.S. dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.3% in 2011, which decreased from 11.1% in 2010. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the cost reduction efforts in 2011and lower performance-based incentive accruals, partially offset by higher acquisition-related expenditures in 2011.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2011 totaled $6.8 million ($0.3 million gain after taxes) and included:

•

A fourth quarter charge of $2.5 million ($2.2 million after taxes) and a third quarter charge of $2.3 million ($2.2 million after taxes) for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane;

•	A fourth quarter charge of $0.6 million ($0.4 million after taxes) and a second quarter charge of $0.8 million ($0.5 million after taxes) for asset impairments in Film Products;

•

A third quarter gain of $1.0 million ($6.6 million after taxes) on the divestiture of our film products subsidiary in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•

A fourth quarter charge of $0.7 million ($0.5 million after taxes) associated with purchase accounting adjustments made to the value of inventory sold by Film Products after its purchase of Terphane (included in “Cost of goods sold” in the consolidated statements of income, see discussion that follows for additional detail);

•

A fourth quarter charge of $62,000 ($39,000 after taxes), a third quarter charge of $0.2 million ($0.1 million after taxes) and a second quarter charge of $0.3 million ($0.2 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A fourth quarter charge of $0.4 million ($0.3 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane; and

•

A fourth quarter benefit of $39,000 ($24,000 after taxes), a third quarter charge of $43,000 ($27,000 after taxes), a second quarter benefit of $94,000 ($58,000 after taxes), and a first quarter charge of $32,000 ($20,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Business combination accounting principles under U.S. GAAP require that we adjust the inventory acquired in the acquisition of Terphane to fair value at the date of acquisition. In particular, finished goods inventory acquired was adjusted to reflect the cost of manufacturing plus a portion of the expected profit margin. The acquired inventory was sold in the fourth quarter of 2011. We believe that the adjustment included in “Cost of goods sold” in the fourth quarter of 2011 should be removed by investors as a means to determine profit and margins from ongoing operations, which reflect the operating trends of the acquired business.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. In 2011, an accrual of $4.4 million ($4.4 million net of tax) was made for indemnifications under the purchase agreement related to environmental matters.

Results in 2011 include an unrealized gain from the write-up of an investment accounted for under the fair value method of $1.6 million ($1.0 million after taxes; see further discussion beginning on page 22). An unrealized loss on our investment in Harbinger of $0.6 million ($0.4 million after tax) was recorded in 2011 as a result of a reduction in the fair value of our investment that is not expected to be temporary. For more information on costs and expenses, see the executive summary beginning on page 19.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $1.0 million in 2011, compared to $0.7 million in 2010. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense, which includes the amortization of debt issue costs, was $1.9 million in 2011, compared to $1.1 million for 2010. In October 2011, we borrowed $125 million under our revolving credit agreement to help fund the acquisition of Terphane. Average debt outstanding and interest rates were as follows:

	0000	0000
(In Millions)	2011	2010
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$23.6	$—
Average interest rate	2.3%	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$0.3	$0.9
Average interest rate	4.3%	4.0%

Total debt:
Average outstanding debt balance	$23.9	$0.9
Average interest rate	2.3%	4.0%

Income Taxes. The effective tax rate used to compute income taxes from continuing operations was 26.7% in 2011 compared with 33.7% in 2010. The differences between the U.S. federal statutory rate and the effective tax rate for continuing operations are shown in the effective income tax rate reconciliation provided in Note 16 beginning on page 73.

2010 versus 2009

Revenues. Sales in 2010 increased by 14.2% compared with 2009 due to higher sales in both Film Products and Aluminum Extrusions. Net sales increased 14.4% in Film Products due to higher volumes in all major markets and an increase in average selling prices related to the pass-through of higher resin prices to customers. Net sales increased 12.5% in Aluminum Extrusions as a result of higher volumes (an increase of 3.7%) and an increase in average selling prices driven by higher average aluminum prices.

Operating Costs and Expenses. Consolidated gross profit as a percentage of sales was 17.1% in 2010 and 17.8% in 2009. The gross profit margin decreased in Film Products primarily due to the unfavorable effect of the lag in the pass-through of higher average resin costs and the unfavorable changes in the U.S. dollar value of currencies for operations outside of the U.S. Excluding adjustments related to inventories accounted for under the last-in first-out method (“LIFO”), gross profit margins in Aluminum Extrusions decreased primarily as a result of a less favorable sales mix.

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

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2010 totaled $0.3 million ($0.3 million after taxes) and included:

•

A fourth quarter benefit of $0.4 million ($0.3 million after taxes), a third quarter benefit of $14,000 ($9,000 after taxes), a second quarter benefit of $23,000 ($14,000 after taxes), and a first quarter benefit of $0.4 million ($0.3 million after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income);

•

Fourth quarter charges of $0.3 million ($0.2 million after taxes) for asset impairments in the Other segment and a second quarter charge of $0.3 million ($0.3 million after taxes) for asset impairments in Film Products;

•

A fourth quarter charge of $0.4 million ($0.2 million after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•

A third quarter charge of $0.1 million ($69,000 after taxes) and a first quarter charge of $56,000 ($35,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter gain of $0.1 million ($73,000 after taxes) related to the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statements of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

A second quarter loss of $44,000 ($26,000 after taxes) and a first quarter loss of $61,000 ($36,000 after taxes) on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Results in 2010 include an unrealized loss from the write-down of an investment accounted for under the fair value method of $2.2 million ($1.4 million after taxes; see further discussion on beginning on page 22).

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.7 million in 2010, compared to $0.8 million in 2009. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense, which includes the amortization of debt issue costs, was $1.1 million in 2010, compared to $0.8 million for 2009. Average debt outstanding and interest rates were as follows:

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

Income Taxes. The effective tax rate used to compute income taxes from continuing operations was 33.7% in 2010 compared with 107.8% in 2009. The differences between the U.S. federal statutory rate and the effective tax rate for continuing operations are shown in the effective income tax rate reconciliation provided in Note 16 beginning on page 73.

Financial Condition

Assets and Liabilities

Changes in assets and liabilities from continuing operations from December 31, 2010 to December 31, 2011 are summarized below:

•	Accounts receivable increased $14.0 million (16.6%).

•

Accounts receivable in Film Products increased by $12.2 million due mainly to the addition of balances for Terphane ($18.9 million at December 31, 2011), partially offset by the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $3.2 million primarily due to higher sales and the timing of cash receipts.

•	Accounts and other receivables in corporate and other segment businesses decreased $1.4 million due to timing of cash receipts.

•	Inventories increased $18.2 million (42.3%).

•

Inventories in Film Products increased by approximately $17.6 million primarily due to the addition of balances for Terphane ($23.1 million at December 31, 2011), partially offset the impact of reduced inventories for personal care films and surface protection materials due to lower sales volumes and efforts to reduce inventory levels.

•	Inventories in Aluminum Extrusions increased by approximately $0.6 million primarily due to the timing of shipments.

•

Net property, plant and equipment increased $50.4 million (24.4%) due primarily to property and equipment of $87.0 million added from the acquisition of Terphane and capital expenditures of $15.9 million, partially offset by depreciation of $43.3 million, a change in the value of the U.S. dollar relative to foreign currencies (a decrease of approximately $5.9 million) and asset impairments and property disposals of $3.3 million.

•

Goodwill and other intangibles increased by $115.6 million (109.0%) primarily due to balances added from the acquisition of Terphane, partially offset by changes in the value of the U.S. dollar relative to foreign currencies (decrease of approximately $3.4 million) and amortization expense of $1.4 million. Identifiable intangible assets and goodwill associated with the the acquisition were $59.0 million and $61.4 million, respectively.

•	Accounts payable increased by $15.5 million (26.7%).

•

Accounts payable in Film Products increased by $15.1 million, or 45.3%. The increase from December 31, 2010 was primarily due to the addition of balances for Terphane ($21.5 million at December 31 2011), partially offset by the timing of payments.

•	Accounts payable in Aluminum Extrusions decreased by $0.2 million, primarily due to the timing of payments.

•	Accounts payable increased in corporate and the Other segment businesses by $0.6 million due to the normal volatility associated with the timing of payments.

•	Accrued expenses increased by $6.7 million (20.0%) from December 31, 2010 primarily due to the addition of balances for Terphane ($7.0 million at December 31, 2011).

•

Other noncurrent liabilities increased by $53.2 million (279.5%) due primarily to the change in the funded status of our defined benefit plans. As of December 31, 2011, the funded status of our defined benefit pension plan was a net liability of $57.8 million compared with $8.3 million as of December 31, 2010, and the liability associated with our other post-employment benefits plan was $8.4 million as of December 31, 2011 compared to $7.4 million as of December 31, 2010.

•

Net deferred income tax liabilities in excess of assets increased by $18.7 million primarily due to the addition of balances from the acquisition of Terphane and numerous changes between years in the balance of the components shown in the December 31, 2011 and 2010 schedule of deferred income tax assets and liabilities provided in Note 16 beginning on page 73. Income taxes recoverable decreased by $4.1 million primarily due to timing of tax payments.

Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2011 were as follows:

Net Capitalization and Indebtedness as of December 31, 2011

(In Thousands)

Net capitalization:
Cash and cash equivalents	$68,939
Debt:
$300 million revolving credit agreement maturing June 21, 2014	125,000
Other debt	—

Total debt	125,000

Debt net of cash and cash equivalents	56,061
Shareholders’ equity	397,001

Net capitalization	$453,062

Indebtedness as defined in revolving credit agreement:
Total debt	$125,000
Face value of letters of credit	12,207
Liabilities relating to derivative financial instruments, net of cash deposits	656
Other	129

Indebtedness	$137,992

Under the revolving credit agreement, borrowings are permitted up to $300 million, and approximately $162 million was available to borrow at December 31, 2011 based on the most restrictive covenants ($125 million was borrowed at December 31, 2011). The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)

Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	250	40
> 1.0x but <=2.0x	225	35
<= 1.0x	200	30

At December 31, 2011, the interest rate on debt borrowed under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 225 basis points. Market exposure related to changes in one-month LIBOR (assuming that the applicable credit spread remains at 225 basis points) would not be material to our consolidated financial results.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended December 31, 2011 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2011:
Net income	$24,855
Plus:
After-tax losses related to discontinued operations	4,389
Total income tax expense for continuing operations	10,648
Interest expense	1,926
Depreciation and amortization expense for continuing operations	44,735
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $541)	3,169
Charges related to stock option grants and awards accounted for under the fair value-based method	1,940
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(1,023)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(1,016)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(11)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(1,600)
Plus cash dividends declared on investments accounted for under the equity method of accounting	13
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	34,222

Adjusted EBITDA as defined in revolving credit agreement	122,247
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(54,058)

Adjusted EBIT as defined in revolving credit agreement	$68,189

Shareholders’ equity at December 31, 2011 as defined in revolving credit agreement	$397,001
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2011:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.13x
Interest coverage ratio (adjusted EBIT-to-interest expense)	35.40x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2010)	$125,941
Minimum adjusted shareholders’ equity permitted ($300,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2010)	$325,941
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

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

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2012	2013	2014	2015	2016	Remainder	Total
Debt:
Principal payments	$—	$—	$125.0	$—	$—	$—	$125.0
Estimated interest expense	2.9	2.9	1.4	—	—	—	7.2
Estimated contributions required (1) :
Defined benefit plans	5.3	8.5	12.4	13.4	11.0	10.6	61.2
Other postretirement benefits	.5	.5	.5	.5	.5	5.9	8.4
Operating leases	2.0	1.8	1.7	1.1	1.1	2.2	9.9
Capital expenditure commitments (2)	1.4	—	—	—	—	—	1.4
Estimated obligations relating to uncertain tax positions (3)	—	—	—	—	—	1.4	1.4
Other (4)	.2	—	—	.3	—		.5

Total	$12.3	$13.7	$141.0	$15.3	$12.6	$20.1	$215.0

(1)	Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2012 through 2021 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2012 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2021.
(2)	Represents contractual obligations for plant construction and purchases of real property and equipment. In February 2012, Film Products signed contracts associated with our multi-year capacity expansion project in Brazil that resulted in future contractual commitments of approximately $19 million in 2012 and $13 million in 2013.
(3)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.
(4)	Includes contractual severance and and the expected contingent earnout from our purchase of the assets of Bright View.

We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

From time to time, we enter into transactions with third parties in connection with the sale of assets or businesses in which we agree to indemnify the buyers or third parties involved in the transaction, or the sellers or third parties involved in the transaction agree to indemnify us, for certain liabilities or risks related to the assets or business. Also, in the ordinary course of our business, we may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. We disclose contingent liabilities if the probability of loss is reasonably possible and material.

Shareholders’ Equity

At December 31, 2011, we had 32,057,281 shares of common stock outstanding and a total market capitalization of $712.3 million, compared with 31,883,173 shares of common stock outstanding and a total market capitalization of $617.9 million at December 31, 2010.

We repurchased 2.1 million shares in 2010 and 105,497 shares in 2009 on the open market at an average price of $16.54 and $14.44 per share, respectively. We did not repurchase any shares on the open market in 2011.

Cash Flows

The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 47. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

Cash provided by operating activities was $71.8 million in 2011 compared with $46.4 million in 2010. The increase is due primarily to normal volatility of working capital components (see the assets and liabilities section beginning on page 28 for discussion of changes in working capital).

Cash used in investing activities was $195.2 million in 2011 compared with $22.2 million in 2010. Cash used in investing activities in 2011 primarily includes the purchase of Terphane ($181.0 million) and capital expenditures ($15.9 million).

Net cash flow provided in financing activities was $120.4 million in 2010, which is primarily due to borrowings of $125 million to fund the purchase of Terphane, partially offset by the payment of regular quarterly dividends of $5.8 million (4 1/2 cents per share per quarter).

Cash provided by operating activities was $46.4 million in 2010 compared with $103.2 million in 2009. The decrease is due primarily to normal volatility of working capital components.

Cash used in investing activities was $22.2 million in 2010 compared with $31.7 million in 2009. Cash used in investing activities in 2010 includes capital expenditures and the purchase of the assets of Bright View, partially offset by the initial withdrawal proceeds from Harbinger.

Net cash flow used in financing activities was $42.1 million in 2010, which is primarily due to the repurchase of 2.1 million shares of Tredegar common stock for $35.1 million, the payment of regular quarterly dividends of $5.1 million (4 cents per share per quarter) and the payment of debt issuance costs of $2.1 million related to entering into a new revolving credit facility in 2010.

Quantitative and Qualitative Disclosures about Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 28 regarding interest rate exposures related to borrowings under the revolving credit agreement.

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 8 beginning on page 61 for more information.

The volatility of quarterly average aluminum prices is shown in the chart below.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $80,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu. The volatility of quarterly average natural gas prices is shown in the chart below.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for ongoing operations related to foreign markets for 2011, 2010 and 2009 are as follows:

Tredegar Corporation - Continuing Ongoing Operations

Percentage of Net Sales and Total Assets Related to Foreign Markets

	2011			2010			2009
	% of Total Net Sales *		% Total	% of Total Net Sales *		% Total	% of Total Net Sales *		% Total
	Exports From U.S.	Foreign Operations	Assets - Foreign Operations *	Exports From U.S.	Foreign Operations	Assets - Foreign Operations *	Exports From U.S.	Foreign Operations	Assets - Foreign Operations *
Canada	6	—	—	7	—	—	6	—	—
Europe	1	16	7	1	16	15	1	19	14
Latin America	1	6	24	—	3	2	—	3	2
Asia	7	4	4	10	5	7	7	6	6

Total % exposure to foreign markets	15	26	35	18	24	24	14	28	22

*	The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from ongoing operations (consolidated net sales and total assets from continuing operations excluding cash and cash equivalents and AFBS (formerly Therics)).

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real, and the Indian Rupee.

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit from ongoing operations of approximately $1.8 million in 2011 compared with 2010, a negative impact of approximately $1.3 million in 2010 compared with 2009 and a negative impact of approximately $1.9 million in 2009 compared with 2008.

Trends for the Euro are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Trends for the Brazilian Real and Chinese Yuan are shown in the chart below:

Business Segment Review

Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) in Film Products in 2011 compared with 2010.

In Film Products, net sales were $520.4 million in 2010, an increase of 14.4% from $455.0 million in 2009. Volume increased to 221.2 million pounds in 2010 from 206.7 million pounds in 2009. Net sales in 2010 increased compared to 2009 due to higher volume in all major markets and an increase in average selling prices from the pass-through of higher resin prices.

Operating Profit. See the executive summary beginning on page 19 for the discussion of operating profit in Film Products in 2011 compared with 2010.

Operating profit from ongoing operations was $71.2 million in 2010, an increase of 10.6% compared with $64.4 million in 2009. Operating profit from ongoing operations increased in 2010 compared to 2009 due to the higher sales volumes referenced above, partially offset by the unfavorable lag in the pass-through of higher resin costs, an increase in selling, general and administrative expenses that were planned to support growth initiatives and unfavorable changes in the U.S. dollar value of currencies for operations outside the U.S. The estimated impact of the lag in the pass-through of changes in average resin costs was a negative $6.4 million in 2010 and a positive $1.0 million in 2009. The year-end adjustments for inventories accounted for under last-in, first-out method had a favorable impact of $0.2 million in 2010 compared to 2009. The estimated unfavorable impact from U.S. dollar value currencies for operations outside the U.S. was $1.3 million in 2010 compared with 2009.

Identifiable Assets. Identifiable assets in Film Products increased to $567.7 million at December 31, 2011, from $363.3 million at December 31, 2010, due primarily to the purchase of Terphane. See the assets and liabilities section beginning on page 28 for further discussion on changes in assets and liabilities.

Identifiable assets in Film Products decreased to $363.3 million at December 31, 2010, from $371.6 million at December 31, 2009, due primarily to depreciation of $33.6 million, partially offset by capital expenditures of $15.7 million and higher accounts receivable ($3.7 million) and inventory ($8.7 million) balances.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $35.6 million in 2011, $33.8 million in 2010 and $32.4 million in 2009. The increase in depreciation and amortization in 2011 compared to 2010 is related to the acquisition of Terphane ($2.1 million). The increase in depreciation in 2010 compared with 2009 is primarily related to capital expenditures in 2009 and 2010. We estimate depreciation and amortization expense for Film Products will be approximately $44 million in 2012.

Capital expenditures totaled $12.9 million in 2011, $15.7 million in 2010 and $11.5 million in 2009. Capital expenditures in 2010 include the construction of our new manufacturing facility in India as well as capital spending to support growth initiatives. Capital expenditures in 2011 and 2009 primarily included the normal replacement of machinery and equipment. Capital expenditures in 2012 are estimated to be approximately $48 million, which includes approximately $27 million in capital expenditures for a project that will expand capacity at our newly acquired manufacturing facility in Brazil.

Aluminum Extrusions (Continuing Operations)

Net Sales and Operating Profit. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) and operating profit from ongoing operations of Aluminum Extrusions in 2011 compared with 2010.

Net sales in Aluminum Extrusions were $199.6 million in 2010, an increase of 12.5% from $177.5 million in 2009. Operating losses from ongoing operations were $4.2 million, a positive change of $2.3 million from operating losses of $6.5 million in 2009. Volume was 94.9 million pounds in 2010 compared to 91.5 million pounds in 2009.

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

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $78.7 million at December 31, 2011, $81.7 million at December 31, 2010 and $82.4 million at December 31, 2009. The decrease of $3.0 million at the end of 2011 compared to 2010 is mainly due to depreciation of property, plant and equipment and lower capital expenditures in 2011. The decrease between December 31, 2010 and 2009 can be attributed to lower property, plant and equipment balances from higher depreciation expense due to the capacity expansion project at our Carthage, Tennessee manufacturing facility completed in 2012 and a reduction in inventory balances in an effort to manage working capital in light of an uncertain economic environment, partially offset by an increase in accounts receivable balances as a result of higher volume in the latter half of 2010.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $8.3 million in 2011, $9.1 million in 2010 and $7.6 million in 2009. The decrease between 2011 compared to 2010 is primarily attributed to certain assets becoming fully depreciated and lower than normal capital expenditures in 2011 and the second half of 2010. The increase in 2010 compared to 2009 is primarily attributed to increased depreciation from the capacity expansion project at our Carthage, Tennessee manufacturing facility. We estimate depreciation and amortization expense for Aluminum Extrusions to be approximately $12 million in 2012, which includes accelerated depreciation on property, plant and equipment at the Kentland, Indiana manufacturing facility. This manufacturing facility is scheduled to close by September 30, 2012.

Capital expenditures totaled $2.7 million in 2011, $4.3 million in 2010 and $22.5 million in 2009. Capital expenditures in 2009 reflect $19 million in spending on the capacity expansion project at our Carthage, Tennessee manufacturing facility. Capital expenditures are estimated to be approximately $4.5 million in 2012.

Other

Net Sales and Operating Profit. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) and operating profit for ongoing operations of the businesses in the Other segment in 2011 compared with 2010.

Identifiable Assets. Identifiable assets in the Other segment were $22.4 million at December 31, 2011 and $19.7 million at December 31, 2010. Other assets primarily consist of investments in mitigation banking properties by Fallings Springs and intellectual property and machinery and equipment utilized by Bright View.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization expense for the Other segment was $0.7 million in 2011 and 2010, and capital expenditures for the Other segment were $0.2 million in 2011 and 2010. Capital expenditures are not expected to be material in 2012.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk beginning on page 32 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Tredegar’s internal control over financial reporting is designed to provide reasonable assurance to Tredegar’s management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and includes policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting its assessment of the effectiveness of our internal controls over financial reporting, management excluded its acquisition of Terphane Holdings LLC, which was acquired by Tredegar on October 24, 2011 and is included in Tredegar’s 2011 consolidated financial statements and constituted less than 33% of consolidated total assets and less than 4% of consolidated total sales for the year then ended. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on pages 43-44.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Tredegar to be included in our Proxy Statement under the headings “Election of Directors” and “Tredegar’s Board of Directors” is incorporated herein by reference.

The information concerning corporate governance to be included in the Proxy Statement under the headings “Board Meetings, Meetings of Non-Management Directors and the Board Committees” and “Corporate Governance” is incorporated herein by reference.

The information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

Nancy M. Taylor	52	President and Chief Executive Officer

Duncan A. Crowdis	59	President, The William L. Bonnell Company and Corporate Vice President

A. Brent King	43	Vice President, General Counsel and Corporate Secretary

Monica Moretti	42	President, Tredegar Film Products Corporation and Corporate Vice President

Kevin A. O’Leary	53	Vice President, Chief Financial Officer and Treasurer

Larry J. Scott	61	Vice President, Audit

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

Monica Moretti. Ms. Moretti was elected Vice President on May 18, 2010. She was elected President of Tredegar Film Products Corporation effective February 1, 2010. She served as Vice President and General Manager, Consumer Care, of Tredegar Film Products Corporation from May 2008 until January 31, 2010 and as General Manager, Hygienics, of Tredegar Film Products Corporation from March 2008 until May 2008. Ms. Moretti served as Chief Marketing Officer and Vice President, Marketing and Technology, of H.B. Fuller Company from February 2007 until March 2008. She served as Group Vice President, Marketing and Technology, of H.B. Fuller Company from December 2005 until February 2007 and as Global Business Unit Manager, Assembly, of H.B. Fuller Company from December 2004 until December 2005.

Larry J. Scott. Mr. Scott was elected Vice President, Audit, on May 24, 2000.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees (including our chief executive officer, chief financial officer and principal accounting officer) and have posted the Code of Conduct on our website. All amendments to or waivers from any provision of our Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer will be disclosed on our website. Our Internet address is www.tredegar.com. The information on or that can be accessed through our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

Item 11.	EXECUTIVE COMPENSATION

The information to be included in the Proxy Statement under the headings “Compensation of Directors,” “Board Meetings, Meetings of Non-Management Directors and Board Committees - Executive Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation Committee Report” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2011.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	*1,332,650	$17.40	2,884,658

Equity compensation plans not approved by security holders	—	—	—

Total	1,332,650	$17.40	2,884,658

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

See Exhibit Index on pages 88-89.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tredegar Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting”, management has excluded Terphane Holdings LLC (“Terphane”) from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in a business combination during 2011. We have also excluded Terphane from our audit of internal controls over financial reporting. Terphane is a wholly-owned business whose total assets and revenues represent approximately 33% and 4%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

March 2, 2012

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2011	2010	2009
(In Thousands, Except Per-Share Data)

Revenues and other:
Sales	$797,597	$740,475	$648,613
Other income (expense), net	3,224	(940)	8,464

	800,821	739,535	657,077

Costs and expenses:
Cost of goods sold	655,089	596,330	516,933
Freight	18,488	17,812	16,085
Selling, general and administrative	68,891	68,610	60,481
Research and development	13,219	13,625	11,856
Amortization of intangibles	1,399	466	120
Interest expense	1,926	1,136	783
Asset impairments and costs associated with exit and disposal activities	1,917	773	2,950
Goodwill impairment charge	—	—	30,559

Total	760,929	698,752	639,767

Income from continuing operations before income taxes	39,892	40,783	17,310
Income taxes	10,648	13,756	18,663

Income (loss) from continuing operations	29,244	27,027	(1,353)
Income (loss) from discontinued operations	(4,389)	—	—

Net income (loss)	$24,855	$27,027	$(1,353)

Earnings (loss) per share:
Basic:
Continuing operations	$.92	$.84	$(.04)
Discontinued operations	(.14)	—	—

Net income (loss)	$.78	$.84	$(.04)

Diluted:
Continuing operations	$.91	$.83	$(.04)
Discontinued operations	(.14)	—	—

Net income (loss)	$.77	$.83	$(.04)

See accompanying notes to financial statements.

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2011	2010
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$68,939	$73,191
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,539 in 2011 and $5,286 in 2010	98,027	84,076
Income taxes recoverable	2,592	6,643
Inventories	61,290	43,058
Deferred income taxes	7,135	6,924
Prepaid expenses and other	7,551	5,369

Total current assets	245,534	219,261

Property, plant and equipment, at cost:
Land and land improvements	19,118	7,034
Buildings	106,237	86,145
Machinery and equipment	620,407	576,111

Total property, plant and equipment	745,762	669,290
Less accumulated depreciation	488,488	462,453

Net property, plant and equipment	257,274	206,837
Other assets and deferred charges	54,041	48,127
Goodwill and other intangibles	221,740	106,117

Total assets	$778,589	$580,342

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,742	$58,209
Accrued expenses	39,882	33,229
Current portion of long-term debt	—	222

Total current liabilities	113,624	91,660
Long-term debt	125,000	228
Deferred income taxes	70,754	51,879
Other noncurrent liabilities	72,210	19,029

Total liabilities	381,588	162,796

Commitments and contingencies (Notes 15 and 18)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding - 32,057,281 shares in 2011 and 31,883,173 in 2010 (including restricted stock)	14,357	10,724
Common stock held in trust for savings restoration plan (61,577 shares in 2011 and 60,986 in 2010)	(1,343)	(1,332)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	11,787	23,572
Gain (loss) on derivative financial instruments	(406)	280
Pension and other postretirement benefit adjustments	(90,672)	(59,871)
Retained earnings	463,278	444,173

Total shareholders’ equity	397,001	417,546

Total liabilities and shareholders’ equity	$778,589	$580,342

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2011	2010	2009
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$24,855	$27,027	$(1,353)
Adjustments for noncash items:
Depreciation	43,336	43,122	39,877
Amortization of intangibles	1,399	466	120
Goodwill impairment charge	—	—	30,559
Deferred income taxes	2,108	(6,392)	6,771
Accrued pension and postretirement benefits	2,481	1,125	(2,654)
(Gain) loss on an investment accounted for under the fair value method	(1,600)	2,200	(5,100)
Gain on sale of assets	(653)	(15)	(3,462)
Loss on asset impairments and divestitures	1,376	608	1,005
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivables	(4,737)	(10,981)	18,449
Inventories	2,410	(7,717)	2,200
Income taxes recoverable	(1,254)	(2,627)	8,533
Prepaid expenses and other	(271)	(969)	1,209
Accounts payable and accrued expenses	(282)	2,942	7,023
Other, net	2,597	(2,380)	38

Net cash provided by operating activities	71,765	46,409	103,215

Cash flows from investing activities:
Acquisition, net of cash acquired	(180,975)	(5,500)	—
Capital expenditures (including settlement of related accounts payable of $1,709 in 2009)	(15,880)	(20,418)	(35,851)
Proceeds from the sale of assets and property disposals	1,622	3,768	4,146

Net cash provided by (used in) investing activities	(195,233)	(22,150)	(31,705)

Cash flows from financing activities:
Borrowings	125,000	—	—
Dividends paid	(5,761)	(5,141)	(5,426)
Debt principal payments and financing costs	(89)	(2,815)	(21,539)
Repurchases of Tredegar common stock	—	(35,141)	(1,523)
Proceeds from exercise of stock options and other	1,242	980	244

Net cash provided by (used in) financing activities	120,392	(42,117)	(28,244)

Effect of exchange rate changes on cash	(1,176)	386	1,422

Increase (decrease) in cash and cash equivalents	(4,252)	(17,472)	44,688
Cash and cash equivalents at beginning of period	73,191	90,663	45,975

Cash and cash equivalents at end of period	$68,939	$73,191	$90,663

Supplemental cash flow information:
Interest payments (net of amount capitalized)	$1,966	$911	$786
Income tax payments (refunds), net	8,594	23,539	3,019

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

	Common Stock		Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
	Shares	Amount
(In Thousands, Except Share and Per-Share Data)
Balance January 1, 2009	33,909,932	$40,719	$429,047	$(1,313)	$23,443	$(6,692)	$(64,788)	$420,416

Comprehensive income (loss):
Net loss	—	—	(1,353)	—	—	—	—	(1,353)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $1,563)	—	—	—	—	2,807	—	—	2,807
Derivative financial instruments adjustment (net of tax of $4,538)	—	—	—	—	—	7,450	—	7,450
Net gains or losses and prior service costs (net of tax of $2,310)	—	—	—	—	—	—	4,061	4,061
Amortization of prior service costs and net gains or losses (net of tax of $398)	—	—	—	—	—	—	699	699

Comprehensive income								13,664
Cash dividends declared ($.16 per share)	—	—	(5,426)	—	—	—	—	(5,426)
Stock-based compensation expense	9,387	2,538	—	—	—	—	—	2,538
Issued upon exercise of stock options (including related income tax benefits of $64) & other	73,728	(597)	—	—	—	—	—	(597)
Repurchases of Tredegar common stock	(105,497)	(1,523)	—	—	—	—	—	(1,523)
Tredegar common stock purchased by trust for savings restoration plan	—	—	9	(9)	—	—	—	—

Balance December 31, 2009	33,887,550	41,137	422,277	(1,322)	26,250	758	(60,028)	429,072

Comprehensive income (loss):
Net income	—	—	27,027	—	—	—	—	27,027
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,443)	—	—	—	—	(2,678)	—	—	(2,678)
Derivative financial instruments adjustment (net of tax benefit of $287)	—	—	—	—	—	(478)	—	(478)
Net gains or losses and prior service costs (net of tax benefit of $2,135)	—	—	—	—	—	—	(2,838)	(2,838)
Amortization of prior service costs and net gains or losses (net of tax of $1,732)	—	—	—	—	—	—	2,995	2,995

Comprehensive income							.	24,028
Cash dividends declared ($.16 per share)	—	—	(5,141)	—	—	—	—	(5,141)
Stock-based compensation expense	8,017	3,952	—	—	—	—	—	3,952
Issued upon exercise of stock options (including related income tax of $204) & other	112,506	776	—	—	—	—	—	776
Repurchases of Tredegar common stock	(2,124,900)	(35,141)	—	—	—	—	—	(35,141)
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—	—	—	—

Balance December 31, 2010	31,883,173	10,724	444,173	(1,332)	23,572	280	(59,871)	417,546
Comprehensive income (loss):
Net income	—	—	24,855	—	—	—	—	24,855
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $2,002)	—	—	—	—	(11,785)	—	—	(11,785)
Derivative financial instruments adjustment (net of tax benefit of $423)	—	—	—	—	—	(686)	—	(686)
Net gains or losses and prior service costs (net of tax benefit of $20,032)	—	—	—	—	—	—	(34,664)	(34,664)
Amortization of prior service costs and net gains or losses (net of tax of $2,232)	—	—	—	—	—	—	3,863	3,863

Comprehensive income							.	(18,417)
Cash dividends declared ($.18 per share)	—	—	(5,761)	—	—	—	—	(5,761)
Stock-based compensation expense	14,973	2,897	—	—	—	—	—	2,897
Issued upon exercise of stock options (including related income tax benefit of $76) & other	159,135	736	—	—	—	—	—	736
Tredegar common stock purchased by trust for savings restoration plan	—	—	11	(11)	—	—	—	—

Balance December 31, 2011	32,057,281	$14,357	$463,278	$(1,343)	$11,787	$(406)	$(90,672)	$397,001

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “we,” “us” or “our”) are primarily engaged in the manufacture of plastic films and aluminum extrusions. See Note 17 regarding restructurings and Note 19 regarding discontinued operations.

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

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Transaction and remeasurement gains or losses included in income were not material in 2011, 2010 and 2009. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our locations outside the U.S. that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2011 and 2010, Tredegar had cash and cash equivalents of $68.9 million and $73.2 million, respectively, including funds held in locations outside the U.S. of $42.3 million and $35.7 million, respectively.

Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.

Accounts and Other Receivables. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on our assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year.

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

Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment were not material in 2011, 2010 and 2009.

Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which range from 10 to 25 years for buildings and land improvements and 2 to 16 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.

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

If we are not deemed to be the primary beneficiary in an investment in a variable interest entity then we select either: (i) the fair value method or (ii) either (a) the cost method if we do not have significant influence over operating and financial policies of the investee or (b) the equity method if we do have significant influence.

U.S. GAAP requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).

Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units include, but are not limited to, Polyethylene and Polypropylene Films and PET Films (which comprise Film Products) as well as Aluminum Extrusions, each of which may have separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities). As of December 31, 2011, Polyethylene and Polypropylene Films and PET films were the only reporting units that carried a goodwill balance.

We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples. The goodwill of Polyethylene and Polypropylene Films continue to be tested for impairment at the annual testing date, with the estimated fair value of this reporting unit exceeding the carrying value of its net assets by a wide margin. The goodwill of PET Films is associated with the October 2011 acquisition of Terphane Holdings LLC (“Terphane”).

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment when events indicate that an impairment may exist. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is calculated. Measurement of the impairment loss is amount by which the carrying amount exceeds the estimated fair value of the asset group.

Assets that are held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-down required.

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

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 16). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for the Terphane Ltda. (a subsidiary of Terphane) because of our intent to permanently reinvest these earnings. The cumulative amount of untaxed earnings were $1 million at December 31, 2011. We accrue U.S. federal income taxes on unremitted earnings of all other foreign subsidiaries. The benefit of an uncertain tax position is included in the accompanying financial statements when we determine that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2011	2010	2009
Weighted average shares outstanding used to compute basic earnings per share	31,931,962	32,291,556	33,861,171
Incremental shares attributable to stock options and restricted stock	281,212	280,565	—

Shares used to compute diluted earnings per share	32,213,174	32,572,121	33,861,171

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2011, 2010 and 2009, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock was 293,704, 324,558 and 545,450, respectively.

Stock-Based Employee Compensation Plans. Compensation expense is recorded on all share-based awards based upon its calculated fair value. The fair value of stock option awards was estimated as of the grant date using the Black-Scholes options-pricing model. The fair value of restricted stock awards was estimated as of the grant date using our closing stock price on that date.

The assumptions used in this model for valuing Tredegar stock options granted in 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Dividend yield	.9%	.9%	.9%
Weighted average volatility percentage	46.4%	46.6%	39.9%
Weighted average risk-free interest rate	2.5%	2.7%	2.1%
Holding period (years):
Officers	6.0	6.0	6.0
Management	5.0	5.0	5.0
Weighted average excercise price at date of grant (also weighted average market price at date of grant):
Officers	$19.84	$17.18	$18.12
Management	19.73	17.13	17.81

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

Tredegar stock options granted during 2011, 2010 and 2009, and related estimated fair value at the date of grant, are as follows:

	2011	2010	2009
Stock options granted (number of shares):
Officers	140,500	190,000	166,800
Management	95,300	126,000	116,600

Total	235,800	316,000	283,400

Estimated weighted average fair value of options per share at date of grant:
Officers	$8.55	$7.47	$7.53
Management	8.03	7.00	6.93

Total estimated fair value of stock options granted (in thousands)	$1,966	$2,301	$2,023

Additional disclosure of Tredegar stock options is included in Note 12.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2011, 2010 and 2009.

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

As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. Additional disclosure of our utilization of derivative hedging instruments is included in Note 8.

Comprehensive Income (Loss). Comprehensive income (loss), which is included in the consolidated statement of shareholders’ equity, is defined as net income or loss and other comprehensive income or loss. Other comprehensive income (loss) includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, prior service costs and net gains or losses from pension and other postretirement benefit plans arising during the period and amortization of these prior service costs and net gains or losses adjustments, all recorded net of deferred income taxes directly in shareholders’ equity.

The foreign currency translation adjustment included in the consolidated statement of shareholders’ equity is comprised of the following components:

(In Thousands)	2011	2010	2009
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment arising during period, net of tax	$(9,004)	$(2,678)	$2,807
Reclassification adjustment of foreign currency translation gain included in income (related to sale of film products business in Italy - see Note 17), net of tax	(2,781)	—	—

Foreign currency translation adjustment, net of tax	$(11,785)	$(2,678)	$2,807

Recently Issued Accounting Standards. In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board completed their joint project on fair value measurement and issued their respective final standards. The amended FASB guidance results in common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. Many of the changes to U.S. GAAP clarified existing guidance. There were some changes to U.S. GAAP, such as the change in the valuation premise and the application of premiums and discounts as well as new disclosure requirements. The new disclosure requirements include: (1) enhanced disclosure for the valuation of all Level 3 fair value measurements; (2) disclosure of transfers between Level 1 and Level 2 fair value measurements on a gross basis, including reasons for those transfers; (3) disclosure about the highest and best use of non-financial assets; and (4) disclosure of the fair value hierarchy categorization for those assets whose fair value is disclosed but not recognized on the balance sheet. The new FASB guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early application is not permitted. We intend to comply with the new reporting requirements beginning with the first quarter of 2012, and the new requirements are not expected to materially expand our current financial statement footnote disclosures.

In June 2011, the FASB issued authoritative guidance that will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present the elements of other comprehensive income in the statement of changes in equity will be eliminated. In December 2011, the FASB issued a final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The new guidance is effective for interim and annual periods beginning after December 15, 2011, however early application is permitted. We intend to comply with the new reporting requirements beginning with the first quarter of 2012.

In September 2011, the FASB issued guidance that changes the goodwill impairment guidance in order to reduce the cost and complexity of the annual impairment test. The changes will provide entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. The revised guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We intend to comply with the new reporting requirements in 2012 and do not anticipate that this new guidance will have a material effect on future goodwill impairment testing.

2	ACQUISITIONS

On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”) an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP (“Vision Capital”). On October 24, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane.

Terphane is headquartered in São Paulo, Brazil and operates manufacturing facilities in Cabo de Santo Agostinho, Brazil and Bloomfield, New York. It is a market leading producer of thin polyester films in Latin America with a growing presence in strategic niches in the U.S. Polyester films have specialized properties, such as heat resistance and barrier protection, that make them uniquely suited for the fast-growing flexible packaging market. We expect that the acquisition of Terphane will allow us to extend our product offerings into adjacent specialty films markets and to expand in Latin America.

After certain post-closing adjustments (primarily related to working capital transferred), the total purchase price (net of cash acquired) was $181.0 million. The purchase price was funded using available cash (net of cash received) of approximately $56 million and financing of $125 million secured from Tredegar’s existing $300 million revolving credit facility. Based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the preliminary estimated purchase price allocation is as follows:

(In Thousands)
Accounts receivable	$14,321
Inventories	23,437
Property, plant & equipment	86,963
Identifiable intangible assets:
Customer relationships	32,600
Proprietary technology	14,700
Trade names	9,400
Noncompete agreements	2,300
Other assets (current & noncurrent)	3,680
Trade payables	(17,471)
Other liabilities (current & noncurrent)	(12,216)
Deferred taxes	(38,167)

Total identifiable net assets	$119,547
Purchase price, net of cash received	180,975

Goodwill	$61,428

None of the goodwill or other intangible assets will be deductible for tax purposes. Intangible assets acquired in the purchase of Terphane are being amortized over the following periods:

Identifiable Intangible Asset	Useful Life (Yrs)
Customer relationships	12
Proprietary technology	10
Trade names	Indefinite
Noncompete agreements	2

We continue to assess the allocation of taxable income between the subsidiaries of Terphane, which could impact the valuation and allocation of intangible assets provided above, and to negotiate adjustments to the purchase price under the Purchase Agreement. If information becomes available which would indicate adjustments are required to the purchase price or the purchase price allocation prior to the end of the measurement period for finalizing the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The financial position and results of operations for Terphane have been consolidated with Tredegar subsequent to October 24, 2011. For the year ended December 31, 2011, the consolidated results of operations included sales of $29.2 million and net income of $2.0 million related to Terphane.

The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisition of Terphane had been consummated on January 1, 2010. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated on January 1, 2010. Supplemental unaudited pro forma results for the years ended December 31, 2011 and 2010 are as follows:

(In Thousands, Except Per Share Data)	2011	2010
Sales	$927,972	$873,505
Income (loss) from continuing operations	42,516	24,819
Earnings (loss) per share from continuing operations:
Basic	$1.33	$0.77
Diluted	1.32	0.76

The above supplemental unaudited pro forma amounts reflect the application of the following adjustments in order to present the consolidated results as if the acquisition and related borrowing had occurred on January 1, 2010:

•	Adjustment for additional depreciation and amortization expense associated with the adjustments to property, plant and equipment, and intangible assets associated with purchase accounting;
•

Additional interest expense and financing fees associated with borrowing arrangements used to fund the acquisition of Terphane and the elimination of historical interest expense associated with historical borrowings of Terphane that were not assumed by Tredegar;

•	Adjustments to eliminate transactions-related expenses associated with the October 2011 purchase of Terphane by Tredegar and the September 2010 purchase of Terphane by Vision Capital;
•	Adjustments related to the elimination of foreign currency remeasurement gains associated with long-term borrowings that were not assumed by Tredegar; and
•	Adjustments for the estimated net income tax benefit associated with the previously described adjustments.

On February 3, 2010, we purchased the assets of Bright View Technologies Corporation (“Bright View”) for $5.5 million. Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light emitting diode) and fluorescent lighting markets. The primary identifiable intangible assets purchased in the transaction were patented and unpatented technology, which are being amortized over a weighted average period of 12 years.

3	INVESTMENTS

We have invested $7.5 million in a privately held specialty pharmaceutical company. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 21%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists, which typically do not have controlling financial interests. We recognized an unrealized gain of $1.6 million ($1.0 million after taxes) in 2011 attributed to the appreciation of our interest upon changes in the market dynamics and pricing associated with an upcoming product introduction and the addition of projects to the product pipeline. In 2010, we recognized an unrealized loss of $2.2 million ($1.4 million after taxes) for the estimated changes in the fair value of our investment after the investee, which had its new drug application to the Food & Drug Administration (“FDA”) accepted for review during the fourth quarter, reassessed its projected timeframe for obtaining final marketing approval from the FDA. We recognized an unrealized gain of $5.1 million ($3.2 million after taxes) in 2009 for the estimated appreciation of our ownership interest upon the investee entering into an exclusive licensing agreement that included an upfront payment, additional potential milestone payments and tiered royalties on sales of any products commercialized under the license. Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 4.

At December 31, 2011 and 2010, the estimated fair value of our investment (included in “Other assets and deferred charges” in the consolidated balance sheets) was $17.6 million and $16.0 million, respectively. Subsequent to our most recent investment (December 15, 2008), and until the next round of financing, we believe fair value estimates drop to Level 3 inputs since there is no secondary market for our ownership interest. In addition, the specialty pharmaceutical company currently has no product sales. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. If the company does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus our most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then our estimate of the fair value of our ownership interest in the company is likely to decline. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed balance sheets for the specialty pharmaceutical company at December 31, 2011 and 2010 and related condensed statements of income for the last three years ended December 31, 2011, that were reported to us by the investee, are provided below:

	December 31,			December 31,
(In Thousands)	2011	2010		2011	2010
Assets:			Liabilities & Equity:
			Current portion of deferred revenue	$—	$8,839
			Other current liabilities	1,185	1,488
Cash & cash equivalents	$9,625	$18,819	Non-current liabilities	738	599
Other current assets	4,894	5,304	Equity:
Other tangible assets	691	796	Redeemable preferred stock	20,017	19,041
Identifiable intangibles assets	1,868	1,650	Other	(4,862)	(3,398)

Total assets	$17,078	$26,569	Total liabilities & equity	$17,078	$26,569

	2011	2010	2009
Revenues & Expenses:
Revenues	$8,839	$29,099	$2,062
Expenses and other, net	(10,474)	(10,426)	(6,732)
Income tax (expense) benefit	927	(6,584)	2,309

Net income (loss)	$(708)	$12,089	$(2,361)

On April 2, 2007, we invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of its total partnership capital, is accounted for under the cost method. We recorded an unrealized loss of $0.6 million ($0.4 million after taxes) on our investment in Harbinger in 2011 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. The December 31, 2011 and 2010 carrying value in the consolidated balance sheets (included in “Other assets and deferred charges”) was $5.2 million and $6.4 million, respectively. The carrying value at December 31, 2011 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, was not known as of December 31, 2011. There were no realized gains or losses associated with our investment in Harbinger in 2011 and 2010. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

4	BUSINESS SEGMENTS

Our primary business segments are Film Products and Aluminum Extrusions. In February 2010, we added a fourth segment, Other, comprised of the start-up operations of Bright View and Falling Springs, LLC (“Falling Springs”). Effective January 1, 2012, the operations and results of Bright View were incorporated into Film Products in order to better leverage efforts to produce films for new market segments.

Information by business segment and geographic area for the last three years is provided below. For periods prior to 2010, net sales and income (loss) from ongoing operations for Falling Springs (which were immaterial) have been included in “Corporate expense, net” and identifiable assets for this business (which were immaterial) have been included in “General corporate” in order to reflect the strategic view and structure of operations during this time period. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $280.3 million in 2011, $273.1 million in 2010 and $253.5 million in 2009. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

	Net Sales
(In Thousands)	2011	2010	2009
Film Products	$535,193	$520,445	$455,007
Aluminum Extrusions	240,392	199,639	177,521
Other	3,524	2,579	—

Total net sales	779,109	722,663	632,528
Add back freight	18,488	17,812	16,085

Sales as shown in consolidated statements of income	$797,597	$740,475	$648,613

	Operating Profit
(In Thousands)	2011	2010	2009
Film Products:
Ongoing operations	$63,420	$71,184	$64,379
Plant shutdowns, asset impairments, restructurings and other (a)	(6,807)	(505)	(1,846)
Aluminum Extrusions:
Ongoing operations	3,457	(4,154)	(6,494)
Plant shutdowns, asset impairments, restructurings and other (a)	58	493	(639)
Goodwill impairment charge (a)	—	—	(30,559)
AFBS (formerly Therics):
Gain on sale of investments in Theken Spine and Therics, LLC	—	—	1,968
Other:
Ongoing operations	(2,835)	(4,173)	—
Plant shutdowns, asset impairments, restructurings and other (a)	—	(253)	—

Total	57,293	62,592	26,809
Interest income	1,023	709	806
Interest expense	1,926	1,136	783
Gain on sale of corporate assets (a)	—	—	404
Gain (loss) on investment accounted for under the fair value method (a)	1,600	(2,200)	5,100
Stock option-based compensation expense	1,940	2,064	1,692
Corporate expenses, net (a)	16,158	17,118	13,334

Income from continuing operations before income taxes	39,892	40,783	17,310
Income taxes (a)	10,648	13,756	18,663

Income (loss) from continuing operations	29,244	27,027	(1,353)
Income (loss) from discontinued operations (a)	(4,389)	—	—

Net income (loss)	$24,855	$27,027	$(1,353)

(a)	See Notes 1, 3, 7 and 17 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.
(b)	We recognize in the balance sheets the funded status of each of our defined benefit pension and other postretirement plans. The funded status of our defined benefit pension plan was a net liability of $57.8 million, $8.3 million and $6.0 million in “Other noncurrent liabilities” as of December 31, 2011, 2010 and 2009. See Note 13 for more information on our pension and other postretirement plans.
(c)	The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $18.5 million in 2011, $17.8 million in 2010 and $16.1 million in 2009.
(d)	Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in locations outside the U.S. of $42.3 million $35.7 million and $34.2 million at December 31, 2011, 2010 and 2009, respectively. Export sales relate almost entirely to Film Products. Operations outside the U.S. in The Netherlands, Hungary, China, Italy (sold in 2011), Brazil and India also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Sales activity at the new film products manufacturing facility in India were not significant in 2011.

	Identifiable Assets
(In Thousands)	2011	2010	2009
Film Products	$567,664	$363,312	$371,639
Aluminum Extrusions	78,661	81,731	82,429
AFBS (formerly Therics)	—	583	1,147
Other	22,406	19,701	—

Subtotal	668,731	465,327	455,215
General corporate (b)	40,919	41,824	50,401
Cash and cash equivalents (d)	68,939	73,191	90,663

Total	$778,589	$580,342	$596,279

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2011	2010	2009	2011	2010	2009
Film Products	$35,590	$33,765	$32,360	$12,895	$15,664	$11,487
Aluminum Extrusions	8,333	9,054	7,566	2,697	4,339	22,530
Other	737	695	—	212	179	—

Subtotal	44,660	43,514	39,926	15,804	20,182	34,017
General corporate	75	74	71	76	236	125

Continuing operations	44,735	43,588	39,997	15,880	20,418	34,142
Discontinued aluminum extrusions business in Canada (a)	—	—	—	—	—	—

Total	$44,735	$43,588	$39,997	$15,880	$20,418	$34,142

	Net Sales by Geographic Area (d)
(In Thousands)	2011	2010	2009
United States	$465,656	$416,892	$363,570
Exports from the United States to:
Canada	49,428	50,534	39,300
Latin America	4,413	2,684	2,238
Europe	6,171	8,572	7,261
Asia	56,050	68,818	43,948
Operations outside the United States:
The Netherlands	80,509	81,945	88,563
Hungary	33,824	23,645	20,300
China	32,740	35,999	36,438
Italy	6,790	9,272	10,497
Brazil	43,528	24,302	20,413

Total (c)	$779,109	$722,663	$632,528

	Identifiable Assets by Geographic Area (d)			Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2011	2010	2009	2011	2010	2009
United States (b)	$384,672	$341,970	$326,120	$119,673	$135,840	$152,189
Operations outside the United States:
The Netherlands	40,973	47,574	56,761	24,850	31,979	40,832
Hungary	16,480	13,535	12,265	7,326	7,515	7,978
China	28,469	31,587	34,176	18,931	21,385	23,605
Italy	—	13,639	15,492	—	2,137	2,546
Brazil	191,695	11,660	10,401	80,992	3,107	3,212
India	6,442	5,362	—	4,705	4,241	—
General corporate (b)	40,919	41,824	50,401	797	633	514
Cash and cash equivalents (d)	68,939	73,191	90,663	n/a	n/a	n/a

Continuing operations	778,589	580,342	596,279	257,274	206,837	230,876
Discontinued aluminum extrusions business in Canada (a)	—	—	—	—	—	—

Total	$778,589	$580,342	$596,279	$257,274	$206,837	$230,876

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

5	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivable consist of the following:

(In Thousands)	2011	2010
Trade, less allowance for doubtful accounts and sales returns of $3,539 in 2011 and $5,286 in 2010	$95,712	$78,768
Other	2,315	5,308

Total	$98,027	$84,076

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the last three years in the period ended December 31, 2011 is as follows:

(In Thousands)	2011	2010	2009
Balance, beginning of year	$5,286	$5,299	$3,949
Charges to expense	1,525	1,779	4,034
Recoveries	(1,489)	(1,633)	(1,522)
Write-offs	(2,508)	(25)	(1,411)
Foreign exchange and other	725	(134)	249

Balance, end of year	$3,539	$5,286	$5,299

6	INVENTORIES

Inventories consist of the following:

(In Thousands)	2011	2010
Finished goods	$11,103	$7,373
Work-in-process	6,874	3,669
Raw materials	24,148	15,327
Stores, supplies and other	19,165	16,689

Total	$61,290	$43,058

Inventories stated on the LIFO basis amounted to $12.1 million at December 31, 2011 and $18.4 million at December 31, 2010, which are below replacement costs by approximately $20.2 million at December 31, 2011 and $20.6 million at December 31, 2010. During 2011, 2010 and 2009, certain inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $1.1 million in Film Products, $2.6 million in 2010 ($0.9 million in Film Products and $1.7 million in Aluminum Extrusions) and $1.1 million in 2009 in Film Products.

7	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangibles at December 31, 2011 and 2010, and related amortization periods for continuing operations are as follows:

(In Thousands)	2011	2010	Amortization Periods
Goodwill	$163,680	$103,639	Not amortized
Other identifiable intangibles
Customer relationships (cost basis of $32,600 in 2011)	30,850	—	12 years
Proprietary technology (cost basis of $18,116 in 2011 and $3,416 in 2010)	16,042	2,341	Not more than 15 years
Tradenames (cost basis of $9,400 in 2011)	9,049	—	Indefinite life
Non-compete agreements (cost basis of $2,702 in 2011 and $402 in 2010)	2,119	137	2 years

Total carrying value of other intangibles	58,060	2,478

Total carrying value of goodwill and other intangibles	$221,740	$106,117

A reconciliation of the beginning and ending balance of goodwill for each of the three years in the period ended December 31, 2011 is as follows:

(In Thousands)	2011	2010	2009
Net carrying value of goodwill, beginning of year	$103,639	$104,290	$134,703
Acquisition	61,428	—	—
Goodwill impairment charge	—	—	(30,559)
Increase (decrease) due to foreign currency translation	(1,387)	(651)	146

Net carrying value of goodwill, end of year	$163,680	$103,639	$104,290

Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business (a 36.8% decline in sales volume in the first quarter of 2009 compared with the first quarter of 2008), the resulting operating loss in the first quarter of 2009, possible future losses and the uncertainty in the amount and timing of an economic recovery, we determined that impairment indicators existed in the first quarter of 2009. Upon completing the impairment analysis as of March 31, 2009, a goodwill impairment charge of $30.6 million ($30.6 million after tax) was recognized in Aluminum Extrusions. This impairment charge represented the entire amount of goodwill associated with the Aluminum Extrusions reporting unit, and it represents the only goodwill impairment recorded by Tredegar. All remaining goodwill balances are associated with the Film Products segment.

Amortization expense for continuing operations over the next five years are expected to be as follows:

Year	Amount (In Thousands)
2012	$5,354
2013	5,252
2014	4,293
2015	4,168
2016	4,157

8	FINANCIAL INSTRUMENTS

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $10.8 million (11.0 million pounds of aluminum) at December 31, 2011 and $5.8 million (5.7 million pounds of aluminum) at December 31, 2010.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Accrued expenses	$21	Prepaid expenses and other	$490
Liability derivatives:
Aluminum futures contracts	Accrued expenses	$677	Prepaid expenses and other	$36

Derivatives Not Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Accrued expenses	$18	Prepaid expenses and other	$—
Liability derivatives:
Aluminum futures contracts	Accrued expenses	$18	Prepaid expenses and other	$—

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

We had future fixed Euro-denominated contractual payments for equipment being purchased as part of our capacity expansion at the Carthage, Tennessee aluminum extrusion manufacturing facility. We used a fixed rate Euro forward contract with various settlement dates to hedge exchange rate exposure on these obligations. There were no foreign currency forward contracts outstanding at December 31, 2011 and 2010.

We receive Euro-based royalty payments relating to our operations in Europe. From time to time we use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2011 and 2010 as there were no derivatives outstanding related to the hedging of royalty payments with currency options.

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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2011, 2010, and 2009 is summarized in the tables below:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2011	2010	2009	2011	2010	2009
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(802)	$(102)	$1,762	$—	$(284)	$(336)

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales		Selling, general and admin. exp.	Selling, general and admin. exp.
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$308	$641	$(10,248)	$—	$(271)	$(315)

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, unrealized net losses from hedges that were discontinued were not significant. As of December 31, 2011, we expect $0.4 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next twelve months.

9	ACCRUED EXPENSES

Accrued expenses consist of the following:

(In Thousands)	2011	2010
Vacation	$6,891	$5,995
Contractual indemnification claims (see note 19)	4,740	460
Payrolls, related taxes and medical and other benefits	4,700	5,286
Taxes other than federal income and payroll	3,350	1,356
Incentive compensation	3,003	6,436
Workers’ compensation and disabilities	2,599	2,468
Hedging contracts	656	223
Plant shutdowns and divestitures	198	1,830
Other	13,745	9,175

Total	$39,882	$33,229

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2011 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Other (a)	Total
Balance at January 1, 2009	$431	$—	$4,491	$4,922
2009:
Charges	2,094	1,005	—	3,099
Cash spent	(1,702)	—	(1,333)	(3,035)
Charged against assets	—	(1,005)	—	(1,005)

Balance at December 31, 2009	823	—	3,158	3,981
2010:
Charges	165	608	—	773
Cash spent	(751)	—	(1,565)	(2,316)
Charged against assets	—	(608)	—	(608)

Balance at December 31, 2010	237	—	1,593	1,830
2011:
Charges	541	1,367	—	1,908
Cash spent	(581)		(1,593)	(2,174)
Charged against assets	—	(1,367)	—	(1,367)

Balance at December 31, 2011	$197	$—	$—	$197

(a)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey.

See Note 17 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

10	DEBT AND CREDIT AGREEMENTS

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

At December 31, 2011, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 225 basis points.

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

At December 31, 2011, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $162 million. Total debt due and outstanding at December 31, 2011 is summarized below:

	000	000	000
Debt Due and Outstanding at December 31, 2011 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2012	$—	$—	$—
2013	—	—	—
2014	125,000	—	125,000
2015	—	—	—
2016	—	—	—

Total	$125,000	$—	$125,000

We believe we were in compliance with all of our debt covenants as of December 31, 2011. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

11	SHAREHOLDER RIGHTS AGREEMENT

Pursuant to an Amended and Restated Rights Agreement, dated as of June 30, 2009, with Computershare Investor Services, as Rights Agent (essentially renewing and extending our Rights Agreement, dated as of June 30, 1999), as amended, one right is attendant to each share of our common stock (“Right”). All Rights outstanding under the previous Rights Plan remain outstanding under the Amended and Restated Rights Agreement.

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

The Rights are scheduled to expire on June 30, 2019.

12	STOCK OPTION AND STOCK AWARD PLANS

We have one stock option plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. In addition, we have one other stock option plan under which there are options that remain outstanding, but no future grants can be made. Employee options ordinarily vest two years from the date of grant. The option plans also permit the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment and/or the achievement of certain performance targets. No SARs have been granted since 1992 and none are currently outstanding.

A summary of our stock options outstanding at December 31, 2011, 2010 and 2009, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options		Range		Weighted Average
Outstanding at December 31, 2008	694,350	$13.95	to	$19.52	$15.92
Granted	283,400	14.72	to	18.12	17.92
Forfeited and Expired	(171,875)	13.95	to	19.52	17.59
Exercised	(9,700)	13.95	to	15.11	14.37

Outstanding at December 31, 2009	796,175	13.95	to	19.52	16.29
Granted	316,000	16.66	to	17.54	17.15
Forfeited and Expired	(29,325)	13.95	to	18.12	16.37
Exercised	(65,575)	13.95	to	15.80	15.04

Outstanding at December 31, 2010	1,017,275	13.95	to	19.52	16.64
Granted	235,800	16.87	to	19.84	19.79
Forfeited and Expired	(51,800)	13.95	to	19.84	16.78
Exercised	(79,775)	13.95	to	18.12	15.11

Outstanding at December 31, 2011	1,121,500	$14.06	to	$19.84	$17.40

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding at December 31, 2011				Options Exercisable at December 31, 2011
	Shares	Weighted Average		Aggregate Intrinsic Value (In Thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices		Remaining Contractual Life (Years)	Exercise Price
$ — to $ 15.00	41,500	4.0	$14.27	$330	41,500	$14.27	$330
15.01 to 17.00	318,300	3.7	15.74	2,063	310,000	15.71	2,018
17.01 to 20.00	761,700	5.1	18.27	3,009	248,900	18.14	1,016

Total	1,121,500	4.7	$17.40	$5,402	600,400	$16.62	$3,364

The following table summarizes additional information about non-vested restricted stock outstanding at December 31, 2011:

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)
Outstanding at December 31, 2008	53,500	$13.94	$746	207,781	$16.89	$3,510
Granted	50,637	17.52	887	76,175	17.93	1,366
Vested	(58,387)	14.10	(823)	(66,731)	20.02	(1,336)
Forfeited	—	—	—	(145,050)	15.63	(2,267)

Outstanding at December 31, 2009	45,750	17.70	810	72,175	17.64	1,273
Granted	56,717	17.23	977	82,750	16.83	1,393
Vested	(8,284)	17.84	(148)	—	—	—
Forfeited	(333)	18.12	(6)	(4,000)	17.10	(68)

Outstanding at December 31, 2010	93,850	17.40	1,633	150,925	17.21	2,598
Granted	51,360	19.42	997	88,900	19.32	1,718
Vested	(18,060)	17.20	(311)	(66,925)	17.68	(1,183)
Forfeited	(1,000)	17.13	(17)	(87,900)	16.93	(1,488)

Outstanding at December 31, 2011	126,150	$18.25	$2,302	85,000	$19.35	$1,645

The total intrinsic value of stock options exercised was $0.4 million in 2011, $0.2 million in 2010 and $14,000 in 2009. The grant-date fair value of stock option-based awards vested was $1.9 million in 2011 and $1.9 million in 2010 (none in 2009). As of December 31, 2011, there was unrecognized compensation cost of $1.2 million related to stock option-based awards and $0.9 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 0.6 years for stock option-based awards and 1.4 years for non-vested restricted stock and other stock-based awards.

Stock options exercisable totaled 600,400 at December 31, 2011 and 443,375 shares at December 31, 2010. Stock options available for grant totaled 2,884,658 shares at December 31, 2011.

13	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

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

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

			Other Post-
	Pension Benefits		Retirement Benefits
(In Thousands)	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$247,969	$235,015	$7,350	$8,687
Service cost	3,361	3,315	54	76
Interest cost	13,024	13,071	395	467
Effect of actuarial (gains) losses related to the following:
Discount rate change	16,986	8,587	414	307
Retirement rate assumptions and mortality table adjustments	6,314	1,175	(52)	25
Retiree medical participation rate change	—	—	449	(1,424)
Other	(3,399)	(1,853)	122	(477)
Benefits paid	(11,819)	(11,341)	(310)	(311)

Benefit obligation, end of year	$272,436	$247,969	$8,422	$7,350

Change in plan assets:
Plan assets at fair value, beginning of year	$239,706	$228,984	$—	$—
Actual return on plan assets	(13,413)	21,896	—	—
Employer contributions	173	167	310	311
Benefits paid	(11,819)	(11,341)	(310)	(311)

Plan assets at fair value, end of year	$214,647	$239,706	$—	$—

Funded status of the plans	$(57,789)	$(8,263)	$(8,422)	$(7,350)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(57,789)	(8,263)	(8,422)	(7,350)

Net amount recognized	$(57,789)	$(8,263)	$(8,422)	$(7,350)

The following tables reconcile the changes in benefit obligations and plan assets in 2011 and 2010, and reconcile the funded status to prepaid or accrued cost at December 31, 2011 and 2010:

				Other Post-
	Pension Benefits			Retirement Benefits
(In Thousands, Except Percentages)	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.95%	5.45%	5.70%	4.90%	5.35%	5.75%
Rate of compensation increases	n/a	n/a	n/a	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.45%	5.70%	6.50%	5.35%	5.75%	6.50%
Rate of compensation increases	n/a	n/a	n/a	4.00%	4.00%	4.00%
Expected long-term return on plan assets, during the year	8.00%	8.25%	8.25%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$(3,361)	$(3,315)	$(3,077)	$(54)	$(76)	$(70)
Interest cost	(13,024)	(13,071)	(13,287)	(395)	(467)	(495)
Expected return on plan assets	20,448	20,530	20,680	—	—	—
Amortization of prior service
costs and gains or losses	(6,359)	(4,806)	(1,224)	264	79	127

Net periodic benefit income (cost)	$(2,296)	$(662)	$3,092	$(185)	$(464)	$(438)

Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Pension and other postretirement liabilities for continuing operations of $66.2 million and $15.6 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2011 and 2010, respectively. The amount of our accumulated benefit obligation is the same as our projected benefit obligation.

At December 31, 2011, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

Expected benefit payments for continuing operations over the next five years and in the aggregate for 2017-2021 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2012	$13,291	$482
2013	13,982	508
2014	14,655	522
2015	15,348	536
2016	15,869	548
2017 - 2021	87,166	2,821

Amounts recognized in 2011, 2010 and 2009 before related deferred income taxes in accumulated other comprehensive income consist of:

				Other Post-
	Pension			Retirement
(In Thousands)	2011	2010	2009	2011	2010	2009
Prior service cost (benefit)	$(1,890)	$(2,966)	$(4,035)	$—	$—	$—
Net actuarial (gain) loss	148,364	102,037	101,368	(1,401)	(2,598)	(1,107)

The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2012 are as follows:

		Other Post-
(In Thousands)	Pension	Retirement
Prior service cost (benefit)	$(1,077)	$—
Net actuarial (gain) loss	11,583	(212)

The percentage composition of assets held by pension plans for continuing operations at December 31, 2011, 2010 and 2009 are as follows:

	% Composition of Plan Assets at December 31,
	2011	2010	2009
Pension plans related to continuing operations:
Low-risk fixed income securities	9.7%	1.9%	3.5%

Large capitalization equity securities	15.9	22.3	21.7
Small-capitalization equity securities	6.2	6.7	5.8
International and emerging market equity securities	14.3	21.6	21.4

Total equity securities	36.4	50.6	48.9

Hedge and private equity funds	41.8	42.7	42.9
Other assets	12.1	4.8	4.7

Total for continuing operations	100.0%	100.0%	100.0%

Our targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets is as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Low-risk fixed income securities	32.0%	5.8%

Large capitalization equity securities	6.0	8.7
Mid-capitalization equity securities	4.0	10.5
Small-capitalization equity securities	4.0	10.7
International and emerging market equity securities	13.0	10.9

Total equity securities	27.0	10.4

Hedge and private equity funds	41.0	8.3
Other assets	—	—

Total for continuing operations	100.0%	8.0%

*	Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.

Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. Other assets are primarily comprised of cash and contracts with insurance companies. Our primary investment objective is to maximize total return with a strong emphasis on the preservation of capital. We believe that over the long term a diversified portfolio of equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities. The average remaining duration of benefit payments for our pension plans is about 12 years. We expect our required contributions to be approximately $5.3 million in 2012.

Estimates of the fair value of assets held by our pension plans are provided by third parties not affiliated with Tredegar. At December 31, 2011, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)		Quoted Prices in Active Markets for Identical Assets	Signficant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Large capitalization equity securities	$34,095	$31,490	$2,605	$—
Small-capitalization equity securities	13,281	13,281	—	—
International and emerging market equity securities	30,611	30,611	—	—
Hedge and private equity funds	89,620	—	82,628	6,992
Low-risk fixed income securities	20,895	10,960	9,935	—
Other assets	16,899	11,899	5,000	—

Total plan assets at fair value	$205,401	$98,241	$100,168	$6,992
Contracts with insurance companies	9,246

Total plan assets, December 31, 2011	$214,647

December 31, 2010
Large capitalization equity securities	$53,543	$39,827	$13,716	$—
Small-capitalization equity securities	16,170	16,170	—	—
International and emerging market equity securities	51,840	51,840	—	—
Hedge and private equity funds	102,309	—	94,267	8,042
Low-risk fixed income securities	4,469	1,613	2,856	—
Other assets	2,290	2,290	—	—

Total plan assets at fair value	$230,621	$111,740	$110,839	$8,042
Contracts with insurance companies	9,085

Total plan assets, December 31, 2010	$239,706

For fair value measurements of plan assets using significant unobservable inputs (Level 3), a reconciliation of the balances from January 1, 2010 to December 31, 2011 are as follows:

(In Thousands)	Hedge and private equity funds
Balance at January 1, 2010	$11,637
Purchases	—
Sales	(2,218)
Distributions	(709)
Actual return on plan assets still held at year end	(668)
Transfers in and/or out of Level 3	—

Balance at December 31, 2010	$8,042
Purchases	2,554
Sales	(663)
Distributions	(2,673)
Actual return on plan assets still held at year end	(268)
Transfers in and/or out of Level 3	—

Balance at December 31, 2011	$6,992

We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.6 million at December 31, 2011 and $2.5 million at December 31, 2010. Pension expense recognized for this plan was $0.1 million in 2011, $0.2 million in 2010 and $0.2 million in 2009. This information has been included in the preceding pension benefit tables.

Approximately 111 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.6 million in 2011, $0.6 million in 2010 and $0.8 million in 2009. This information has been excluded from the preceding pension benefit tables.

14	SAVINGS PLAN

We have a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation up to Internal Revenue Service (“IRS”) limitations. Effective January 1, 2007, and in conjunction with certain pension plan changes (see Note 13), the provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

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

We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2.5 million in 2011, $2.6 million in 2010 and $2.5 million in 2009. Our liability under the restoration plan was $1.6 million at December 31, 2011 (consisting of 70,588 phantom shares of common stock) and $1.3 million at December 31, 2010 (consisting of 67,313 phantom shares of common stock) and valued at the closing market price on those dates.

The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of our common stock in 1998 for $0.2 million and 46,671 shares of our common stock in 1997 for $1.0 million, as a partial hedge against the phantom shares held in the restoration plan. There have been no shares purchased since 1997 except for re-invested dividends. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

15	RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

Rental expense for continuing operations was $3.2 million in 2011, $2.9 million in 2010 and $2.9 million in 2009. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2011, are as follows:

Year	Amount (In Thousands)
2012	$2,031
2013	1,819
2014	1,677
2015	1,148
2016	1,054
Remainder	2,169

Total	$9,898

Contractual obligations for plant construction and purchases of real property and equipment amounted to $1.4 million at December 31, 2011. In February 2012, Film Products signed contracts associated with our multi-year capacity expansion project in Cabo de Santo Agostinho, Brazil that resulted in future contractual commitments of approximately $19 million in 2012 and $13 million in 2013.

16	INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2011	2010	2009
Income from continuing operations before income taxes:
Domestic	$30,594	$30,723	$2,098
Foreign	9,298	10,060	15,212

Total	$39,892	$40,783	$17,310

Current income taxes:
Federal	$3,344	$14,431	$7,624
State	657	1,414	(335)
Foreign	4,500	4,308	4,399

Total	8,501	20,153	11,688

Deferred income taxes:
Federal	3,243	(6,225)	6,088
State	(211)	(771)	831
Foreign	(885)	599	56

Total	2,147	(6,397)	6,975

Total income taxes	$10,648	$13,756	$18,663

Income from continuing operations before income taxes for domestic operations in 2009 varies from that for 2011 and 2010 primarily due to the 2009 goodwill impairment charge of $30.6 million in Aluminum Extrusions.

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2011	2010	2009
Income tax expense at federal statutory rate	35.0	35.0	35.0
Non-deductible acquisition expenses	3.4	—	—
Unremitted earnings from foreign operations	1.7	1.3	8.1
State taxes, net of federal income tax benefit	1.7	.9	2.2
Valuation allowance for foreign operating loss carry-forwards	1.4	1.3	(1.0)
Valuation allowance for capital loss carry-forwards	.8	.5	12.2
Non-deductible expenses	.8	.3	—
Reversal of income tax contingency accruals and tax settlements	.3	.6	(.9)
Remitted earnings from foreign operations	—	—	3.0
Write-off of tax receivable from indemnification	—	1.8	—
Goodwill impairment charge	—	—	61.8
Domestic Production Activities Deduction	—	(1.1)	—
Changes in estimates related to prior year tax provision	(.1)	(4.1)	(.6)
Foreign rate differences	(.7)	(1.8)	(6.5)
Research and development tax credit	(.9)	(.8)	(2.1)
Tax incentive	(1.8)	—	—
Deduction for divestiture of subsidiary stock	(14.9)	—	—
Other	—	(.2)	(3.4)

Effective income tax rate	26.7	33.7	107.8

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but we anticipate that we will qualify for additional incentives that will extend beyond 2014. The benefit from the tax incentives in 2011 was $0.7 million (2 cents per share).

Deferred tax liabilities and deferred tax assets at December 31, 2011 and 2010, are as follows:

(In Thousands)	2011	2010
Deferred tax liabilities:
Amortization of goodwill	$48,407	$26,151
Depreciation	40,739	26,238
Foreign currency translation gain adjustment	8,638	10,068
Derivative financial instruments	—	174
Other	—	362

Total deferred tax liabilities	97,784	62,993

Deferred tax assets:
Pensions	21,169	3,014
Employee benefits	9,899	10,428
Excess capital losses and book/tax basis differences on investments	5,514	4,405
Asset write-offs, divestitures and environmental accruals	3,177	4,512
Inventory	2,439	1,973
Tax benefit on state and foreign NOL and credit carryforwards	1,898	4,112
Allowance for doubtful accounts and sales returns	919	1,298
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	360	279
Derivative financial instruments	249
Other	968	—

Deferred tax assets before valuation allowance	46,592	30,021
Less: Valuation allowance	12,427	11,983

Total deferred tax assets	34,165	18,038

Net deferred tax liability	$63,619	$44,955

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$70,754	$51,879
Current deferred tax assets in excess of liabilities	7,135	6,924

Net deferred tax liability	$63,619	$44,955

Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. A valuation allowance of $1.3 million and $3.0 million at December 31, 2011 and 2010, respectively, is provided against the tax benefit on state and foreign net operating loss carryforwards for possible future tax benefits on domestic state and foreign operating losses generated by certain foreign and domestic subsidiaries that may not be recoverable in the carry-forward period. In addition, the valuation allowance for excess capital losses from investments and other related items was increased from $7.4 million at December 31, 2010 to $9.3 million at December 31, 2011 due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. The valuation allowance for asset impairments in foreign jurisdictions where we believe it is more likely than not that the deferred tax asset will not be realized increased from $1.6 million in 2010 to $1.8 million in 2011.

A reconciliation of our unrecognized uncertain tax positions since January 1, 2009, is shown below:

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Balance at beginning of period	$1,065	$996	$2,553
Increase (decrease) due to tax positions taken in:
Current period	185	184	68
Prior period	10	493	208
Increase (decrease) due to settlements with taxing authorities	—	(375)	(1,543)
Reductions due to lapse of statute
of limitations	(235)	(233)	(290)

Balance at end of period	$1,025	$1,065	$996

Additional information related to our unrecognized uncertain tax positions since January 1, 2009 is summarized below:

	Years Ended December 31,
(In Thousands)	2011	2010	2009
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$1,025	$1,065	$996
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(219)	(234)	(348)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	806	831	648
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $200, $(400) and $(800) reflected in income tax expense in the income statement in 2011, 2010 and 2009, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	373	125	537
Related deferred income tax assets recognized on interest and penalties	(141)	(46)	(195)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	232	79	342

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,038	$910	$990

We claimed an ordinary loss on the write-off of our investment in our aluminum extrusions operations in Canada, which was sold in February 2008, on our 2008 consolidated tax return (included in discontinued operations in the consolidated statement of income in 2007). The IRS has recently challenged the ordinary nature of such deduction, asserting that the deduction should be re-characterized as capital in nature. We plan to vigorously defend our position related to this matter and believe that we will prevail but there can be no assurance of such a result. If the Company were not to prevail in final, non-appealable determinations, it is possible that the matter would result in additional tax payments of up to $12 million, plus any interest and penalties.

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

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2008. We believe that it is reasonably possible that approximately $0.1 million of the balance of unrecognized state tax positions may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

17	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2011 (as shown in the segment operating profit table in Note 4) totaled $6.8 million ($0.3 million gain after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2011 included:

•

A fourth quarter charge of $2.5 million ($2.2 million after taxes) and a third quarter charge of $2.3 million ($2.2 million after taxes) for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane;

•	A fourth quarter charge of $0.6 million ($0.4 million after taxes) and a second quarter charge of $0.8 million ($0.5 million after taxes) for asset impairments in Film Products;

•

A third quarter gain of $1.0 million ($6.6 million after taxes) on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•

A fourth quarter charge of $0.7 million ($0.5 million after taxes) associated with purchase accounting adjustments made to the value of inventory sold by Film Products after its purchase of Terphane (included in “Cost of goods sold” in the consolidated statements of income, see discussion that follows for additional detail);

•

A fourth quarter charge of $62,000 ($39,000 after taxes), a third quarter charge of $0.2 million ($0.1 million after taxes) and a second quarter charge of $0.3 million ($0.2 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A fourth quarter charge of $0.4 million ($0.3 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane; and

•

A fourth quarter benefit of $39,000 ($24,000 after taxes), a third quarter charge of $43,000 ($27,000 after taxes), a second quarter benefit of $94,000 ($58,000 after taxes), and a first quarter charge of $32,000 ($20,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Business combination accounting principles under U.S. GAAP require that we adjust the inventory acquired in the acquisition of Terphane to fair value at the date of acquisition. In particular, finished goods inventory acquired was adjusted to reflect the cost of manufacturing plus a portion of the expected profit margin. The acquired inventory was sold in the fourth quarter of 2011. We believe that the adjustment included in “Cost of goods sold” in the fourth quarter of 2011 should be removed by investors as a means to determine profit and margins from ongoing operations, which reflect the operating trends of the acquired business.

Results in 2011 include an unrealized gain from the write-up of an investment accounted for under the fair value method of $1.6 million ($1.0 million after taxes). An unrealized loss on our investment in Harbinger of $0.6 million ($0.4 million after tax) was recorded in 2011 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 3 for additional information on investments.

The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S. GAAP.

In February 2012, we announced that we would be closing our aluminum extrusions manufacturing facility in Kentland, Indiana. The plant, which employs 146 people, is scheduled to close by September 30, 2012. We estimate that charges incurred related to the shutdown will be approximately $8 million, and include accelerated depreciation on property, plant and equipment of approximately $4 million, severance-related charges of approximately $1 million and other shutdown-related costs of approximately $3 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges. Most of these charges, which include cash expenditures of approximately $4 million, are expected to be recognized over the next 18 months.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2010 (as shown in the segment operating profit table in Note 4) totaled $0.3 million ($0.3 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2010 included:

•

A fourth quarter benefit of $0.4 million ($0.3 million after taxes), a third quarter benefit of $14,000 ($9,000 after taxes), a second quarter benefit of $23,000 ($14,000 after taxes), and a first quarter benefit of $0.4 million ($0.3 million after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income);

•

Fourth quarter charges of $0.3 million ($0.2 million after taxes) for asset impairments in the Other segment and a second quarter charge of $0.3 million ($0.3 million after taxes) for an asset impairment in Film Products and;

•

A fourth quarter charge of $0.4 million ($0.2 million after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•

A third quarter charge of $0.1 million ($69,000 after taxes) and a first quarter charge of $56,000 ($35,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter gain of $0.1 million ($73,000 after taxes) related to the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statements of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

A second quarter loss of $44,000 ($26,000 after taxes) and a first quarter loss of $61,000 ($36,000 after taxes) on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Results in 2010 include an unrealized loss from the write-down of an investment accounted for under the fair value method of $2.2 million ($1.4 million after taxes). See Note 3 for additional information on this investment, which is accounted for under the fair value method. The impairment charges in Film Products and the Other segment were recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2009 (as shown in the segment operating profit table in Note 4) totaled $2.9 million ($2.3 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2009 included:

•

A fourth quarter charge of $0.2 million ($0.1 million after taxes) and a first quarter charge of $1.1 million ($0.8 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•	A fourth quarter charge of $1.0 million ($1.0 million after taxes) for asset impairments in Film Products;

•

A fourth quarter benefit of $0.5 million ($0.3 million after taxes), a third quarter charge of $0.1 million ($0.1 million after taxes), a second quarter charge of $0.8 million ($0.5 million after taxes), and a first quarter charge of $0.6 million ($0.4 million after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income, see Note 6 for additional detail);

•

A fourth quarter gain of $0.6 million ($0.4 million after taxes) related to the sale of land at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income);

•

A fourth quarter charge of $64,000 ($40,000 after taxes) and a first quarter charge of $0.4 million ($0.2 million after taxes) for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions;

•

A fourth quarter charge of $0.2 million ($0.1 million after taxes) and a first quarter charge of $0.2 million ($0.1 million after taxes) for severance and other employee-related costs in connection with restructurings at corporate headquarters (included in “Corporate expenses, net” in the segment operating profit table in Note 3);

•

A first quarter gain of $0.3 million ($0.2 million after taxes) on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia;

•

A second quarter gain of $0.2 million ($0.1 million after taxes) on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income);

•	A second quarter gain of $0.1 million ($0.1 million after taxes) related to the reversal to income of certain inventory impairment accruals in Film Products; and

•

A fourth quarter charge of $0.3 million ($0.2 million after taxes) and a second quarter benefit of $0.3 million ($0.2 million after taxes) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions (included in “Cost of goods sold” in the consolidated statements of income).

We recognized a gain of $1.8 million ($1.2 million after taxes) from the receipt of a contractual earn-out payment and a gain of $0.2 million ($0.1 million after taxes) from a post-closing contractual adjustment from the sale of our investments in Theken Spine and Therics, LLC. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Results in 2009 also include unrealized gains from the write-up of an investment accounted for under the fair value method of $5.1 million ($3.2 million after taxes). Gains on the sale of corporate assets in 2009 include realized gains of $0.4 million ($0.3 million after taxes) from the sale of corporate real estate. The pretax amount for each of these items is included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2009 include the recognition of a valuation allowance of $2.1 million related to expected limitations on the utilization of assumed capital losses on certain investments.

The severance in Film Products includes a reduction in workforce in the first and fourth quarters of 2009 (approximately 50 employees) that saved approximately $2.0 million on an annual basis. The impairment charge in Film Products was recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S GAAP.

18	CONTINGENCIES

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

From time to time, we enter into transactions with third parties in connection with the sale of assets or businesses in which we agree to indemnify the buyers or third parties involved in the transaction, or in which the sellers or third parties involved in the transaction agree to indemnify us, for certain liabilities or risks related to the assets or business. Also, in the ordinary course of our business, we may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, we are unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. We disclose contingent liabilities if the probability of loss is reasonably possible and material.

We have been notified by U.S. Customs that certain film products exported by Terphane to the U.S. since November 6, 2008 are subject to duties associated with an antidumping duty order on imported PET films. We contest the applicability of these antidumping duties to the films exported by Terphane, which we believe are outside the scope of the antidumping order, and we intend to defend our position vigorously. For shipments through December 31, 2011, we have not received final demand from U.S. Customs, but we estimate that antidumping duties related to this matter could be approximately $9.3 million, none of which is recorded in the accompanying consolidated balance sheet. If unsuccessful, there are indemnifications for these liabilities that are specifically provided for under the Purchase Agreement, and we believe that we will recover all antidumping duty payments made to U.S. Customs from the Seller, subject to the terms of the indemnifications within the Purchase Agreement.

19	DISCONTINUED OPERATIONS

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. In 2011, an accrual of $4.4 million ($4.4 million net of tax) was made for indemnifications under the purchase agreement related to environmental matters.

20	SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Sales	$191,524	$200,966	$202,590	$202,517
Gross profit	29,667	29,099	33,183	32,071
Income (loss) from continuing operations	6,668	6,048	12,736	3,792
Income (loss) from discontinued operations	—	(345)	—	(4,044)
Net income	$6,668	$5,703	$12,736	$(252)

Earnings per share:
Basic
Basic	$.21	$.19	$.40	$.12
Discontinued operations	—	(.01)	—	(.13)

Net income (loss)	$.21	$.18	$.40	$(.01)

Diluted
Diluted	$.21	$.19	$.40	$.12
Discontinued operations	—	(.01)	—	(.13)

Net income (loss)	$.21	$.18	$.40	$(.01)

Shares used to compute earnings per share:
Basic	31,854	31,946	31,952	31,975
Diluted	32,262	32,205	32,060	32,328

2010
Sales	$174,981	$185,031	$197,518	$182,945
Gross profit	29,664	29,958	33,802	32,909
Net income	$5,782	$4,960	$8,968	$7,317

Earnings per share:
Basic	$.17	$.15	$.28	$.23
Diluted	$.17	$.15	$.28	$.23
Shares used to compute earnings per share:
Basic	33,344	32,260	31,779	31,806
Diluted	33,515	32,450	31,995	32,348

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 2, 2012	By	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2012.

Signature	Title

/s/ Nancy M. Taylor	President, Chief Executive Officer and Director
(Nancy M. Taylor)	(Principal Executive Officer)

/s/ Kevin A. O’Leary	Vice President, Chief Financial Officer and Treasurer
(Kevin A. O’Leary)	(Principal Financial Officer)

/s/ Frasier W. Brickhouse, II	Controller
(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/ R. Gregory Williams	Chairman of the Board of Directors
(R. Gregory Williams)

/s/ William M. Gottwald	Vice Chairman of the Board of Directors
(William M. Gottwald)

/s/ Austin Brockenbrough, III	Director
(Austin Brockenbrough, III)

/s/ Donald T. Cowles	Director
(Donald T. Cowles)

/s/ George C. Freeman, III	Director
(George C. Freeman, III)

/s/ John D. Gottwald	Director
(John D. Gottwald)

/s/ Richard L. Morrill	Director
(Richard L. Morrill)

/s/ George A. Newbill	Director
(George A. Newbill)

/s/ Thomas G. Slater, Jr.	Director
(Thomas G. Slater, Jr.)

EXHIBIT INDEX

2.1	Membership Interest Purchase Agreement, dated as of October 14, 2011, by and among TAC Holdings, LLC, Gaucho Holdings B.V. and Tredegar Film Products Corporation (filed as Exhibit 2.1 to Tredegar Corporation’s (“Tredegar’s”) Current Report on Form 8-K (File No. 1-10258), filed October 19, 2011, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed May 27, 2011, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2	Amended and Restated Rights Agreement, dated as of June 30, 2009, by and between Tredegar and National City Bank, as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on July 1, 2009, and incorporated herein by reference)

4.2.1	Amendment to Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on September 2, 2011, and incorporated herein by reference)

4.2.2	Amendment No. 2 to Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 3 to Amendment No. 3 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on September 2, 2011, and incorporated herein by reference)

4.3	Credit Agreement, dated as of June 21, 2010, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., HSBC Bank USA, National Association and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed June 22, 2010, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2	Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3	Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4	Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1	Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7	Tredegar Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2005, and incorporated herein by reference)

*10.8	Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9	Transfer Agreement, by and between Therics, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.10	Intellectual Property Transfer Agreement, by and between Therics, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.11	Unit Purchase Agreement, by and between Therics, Inc., Therics, LLC and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

10.12	Payment Agreement, by and between Therics, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed July 1, 2005, and incorporated herein by reference)

*10.13	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.14	Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.15	Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.16	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed February 19, 2009, and incorporated herein by reference)

*10.17	Severance Agreement, effective as of January 31, 2010, between Tredegar and Nancy M. Taylor (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed March 5, 2010, and incorporated herein by reference)

+*10.18	Summary of Director Compensation for Fiscal 2011

+21	Subsidiaries of Tredegar

+23.1	Consent of Independent Registered Public Accounting Firm

+31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.
+	Filed herewith