Form 10-Q
period 2012-06-30
TREDEGAR CORP
filed 2012-08-02
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, no par value, outstanding as of July 27, 2012: 32,113,983.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$52,559	$68,939
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,319 in 2012 and $3,539 in 2011	101,280	98,027
Income taxes recoverable	1,695	2,592
Inventories	69,688	61,290
Deferred income taxes	6,912	7,135
Prepaid expenses and other	5,916	7,880

Total current assets	238,050	245,863

Property, plant and equipment, at cost	743,225	745,762
Less accumulated depreciation	508,214	488,488

Net property, plant and equipment	235,011	257,274

Goodwill and other intangibles, net	216,074	223,432
Other assets and deferred charges	65,279	54,041

Total assets	$754,414	$780,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,006	$73,742
Accrued expenses	39,193	41,997

Total current liabilities	119,199	115,739

Long-term debt	98,000	125,000
Deferred income taxes	69,796	70,754
Other noncurrent liabilities	70,243	72,210

Total liabilities	357,238	383,703

Commitments and contingencies (Notes 1, 3 and 12)
Shareholders’ equity:
Common stock, no par value (issued and outstanding – 32,113,983 at June 30, 2012 and 32,057,281 at December 31, 2011)	15,445	14,357
Common stock held in trust for savings restoration plan	(1,348)	(1,343)
Foreign currency translation adjustment	398	11,693
Gain (loss) on derivative financial instruments	(653)	(406)
Pension and other postretirement benefit adjustments	(87,410)	(90,672)
Retained earnings	470,744	463,278

Total shareholders’ equity	397,176	396,907

Total liabilities and shareholders’ equity	$754,414	$780,610

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenues and other items:
Sales	$216,113	$200,966	$433,311	$392,490
Other income (expense), net	2,650	429	5,215	623

	218,763	201,395	438,526	393,113

Costs and expenses:
Cost of goods sold	176,600	167,125	352,657	324,983
Freight	5,938	4,742	11,274	8,741
Selling, general and administrative	19,428	15,247	38,875	31,409
Research and development	3,088	3,187	6,734	6,744
Amortization of intangibles	1,330	129	2,742	258
Interest expense	1,017	361	2,024	716
Asset impairments and costs associated with exit and disposal activities	1,321	1,084	2,214	1,084

Total	208,722	191,875	416,520	373,935

Income from continuing operations before income taxes	10,041	9,520	22,006	19,178
Income taxes from continuing operations	2,688	3,472	6,855	6,462

Income from continuing operations	7,353	6,048	15,151	12,716
Loss from discontinued operations	—	(345)	(4,800)	(345)

Net income	$7,353	$5,703	$10,351	$12,371

Earnings (loss) per share:
Basic
Continuing operations	$.23	$.19	$.47	$.40
Discontinued operations	—	(.01)	(.15)	(.01)

Net income	$.23	$.18	$.32	$.39

Diluted
Continuing operations	$.23	$.19	$.47	$.39
Discontinued operations	—	(.01)	(.15)	(.01)

Net income	$.23	$.18	$.32	$.38

Shares used to compute earnings per share:
Basic	32,051	31,946	32,031	31,900
Diluted	32,101	32,205	32,247	32,233

Dividends per share	$.045	$.045	$.090	$.090

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended June 30
	2012	2011

Net income	$7,353	$5,703
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,361 in 2012 and a tax of $908 in 2011)	(16,268)	1,687
Derivative financial instruments adjustment (net of tax benefit of $441 in 2012 and $182 in 2011)	(718)	(294)
Amortization of prior service costs and net gains or losses (net of tax of $942 in 2012 and $569 in 2011)	1,631	1,010

Other comprehensive income (loss)	(15,355)	2,403

Comprehensive income (loss)	$(8,002)	$8,106

	Six Months Ended June 30
	2012	2011

Net income	$10,351	$12,371
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $328 in 2012 and a tax of $2,867 in 2011)	(11,295)	5,308
Derivative financial instruments adjustment (net of tax benefit of $152 in 2012 and $134 in 2011)	(247)	(216)
Amortization of prior service costs and net gains or losses (net of tax of $1,885 in 2012 and $1,137 in 2011)	3,262	2,020

Other comprehensive income (loss)	(8,280)	7,112

Comprehensive income	$2,071	$19,483

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net income	$10,351	$12,371
Adjustments for noncash items:
Depreciation	24,334	21,731
Amortization of intangibles	2,742	258
Deferred income taxes	(245)	229
Accrued pension and postretirement benefits	4,044	1,196
Gain on investment accounted for under the fair value method	(6,300)	—
Loss on asset impairments and divestitures	1,942	798
(Gain) loss on disposal of assets	—	(188)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(4,750)	(14,776)
Inventories	(11,052)	8,346
Income taxes recoverable/payable	575	324
Prepaid expenses and other	1,814	1,066
Accounts payable and accrued expenses	7,775	(709)
Other, net	(3,716)	(2,475)

Net cash provided by operating activities	27,514	28,171

Cash flows from investing activities:
Capital expenditures	(8,933)	(8,504)
Acquisition, net of cash acquired	(3,311)	—
Proceeds from the sale of assets and property disposals	75	960

Net cash used in investing activities	(12,169)	(7,544)

Cash flows from financing activities:
Debt principal payments and financing costs	(28,354)	(81)
Dividends paid	(2,890)	(2,878)
Proceeds from exercise of stock options	125	709

Net cash used in financing activities	(31,119)	(2,250)

Effect of exchange rate changes on cash	(606)	2,216

Increase (decrease) in cash and cash equivalents	(16,380)	20,593
Cash and cash equivalents at beginning of period	68,939	73,191

Cash and cash equivalents at end of period	$52,559	$93,784

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders Equity
Balance December 31, 2011	$14,357	$463,278	$(1,343)	$11,693	$(406)	$(90,672)	$396,907

Comprehensive income (loss):
Net income	—	10,351	—	—	—	—	10,351
Foreign currency translation adjustment (net of tax benefit of $328)	—	—	—	(11,295)	—	—	(11,295)
Derivative financial instruments adjustment (net of tax benefit of $152)	—	—	—	—	(247)	—	(247)
Amortization of prior service costs and net gains or losses (net of tax of $1,885)	—	—	—	—	—	3,262	3,262
Cash dividends declared ($.090 per share)	—	(2,890)	—	—	—	—	(2,890)
Stock-based compensation expense	1,317	—	—	—	—	—	1,317
Issued upon exercise of stock options (including related income tax benefits of $83) & other	(229)	—	—	—	—	—	(229)
Tredegar common stock purchased by trust for savings restoration plan	—	5	(5)	—	—	—	—

Balance June 30, 2012	$15,445	$470,744	$(1,348)	$398	$(653)	$(87,410)	$397,176

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2012, the consolidated results of operations for the three and six months ended June 30, 2012 and 2011, the consolidated cash flows for the six months ended June 30, 2012 and 2011, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2012. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2011 that is included herein was derived from the audited consolidated financial statements provided in our Annual Report on Form 10-K (“2011 Form 10-K”) for the year ended December 31, 2011 but does not include all disclosures required by United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2011 Form 10-K. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

2.	On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”), an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP (“Vision Capital”). On October 24, 2011, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings LLC (“Terphane”).

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

Based upon management’s valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the purchase price has been allocated as follows:

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

The financial position and results of operations for Terphane have been consolidated with Tredegar subsequent to October 24, 2011. For the three and six month periods ended June 30, 2012, the consolidated results of operations included sales of $36.0 million and $69.4 million, respectively, and net income of $3.8 million and $6.1 million, respectively, related to Terphane. The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisition of Terphane had been consummated on January 1, 2011. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated on January 1, 2011. Unaudited results for the three and six month periods ended June 30, 2012 and supplemental unaudited pro forma results for the three and six month ended June 30, 2011 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands, Except Per Share Data)	2012	2011	2012	2011
Sales	$216,113	$247,555	$433,311	$480,842
Income from continuing operations	7,353	11,178	15,151	26,281

Earnings per share from continuing operations:
Basic	$.23	$.35	$.47	$.82
Diluted	.23	.35	.47	.82

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

Plant shutdowns, asset impairments, restructurings and other charges in the second quarter of 2012 include:

•

Net pretax charge of $1.0 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.2 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.4 million and other shutdown-related charges of $70,000, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•

Pretax charges of $0.6 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; and

•	Pretax charges of $71,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Plant shutdowns, asset impairments, restructurings and other charges in the first six months of 2012 include:

•

Net pretax charge of $1.9 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.9 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.0 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $1.0 million (included in “Cost of goods sold” in the consolidated statements of income);

•

Pretax charges of $0.9 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($71,000) and Aluminum Extrusions ($0.2 million).

Results in the second quarter and first six months of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million ($1.7 million after taxes) and $6.3 million ($4.0 million after taxes), respectively. An unrealized loss (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) of $1.1 million ($0.7 million after tax) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 7 for additional information on investments.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2011 include:

•	Pretax charges of $0.8 million for asset impairments in Film Products;

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $94,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2011 include:

•	Pretax charges of $0.8 million for asset impairments in Film Products;

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $62,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. In the first quarter of 2012, an accrual of $4.8 million ($4.8 million net of tax) was made for indemnifications under the purchase agreement related to environmental matters. Accruals of $4.4 million ($4.4 million after tax) were made in 2011 ($0.3 million in the second quarter of 2011) for indemnifications under the purchase agreement related to environmental matters.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the six months ended June 30, 2012 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Other	Total
Balance at December 31, 2011	$197	$—	$—	$197
Changes in 2012:
Charges	1,296	834	131	2,261
Cash spent	(675)	—	(131)	(806)
Charged against assets	—	(834)	—	(834)
Reversed to income	(46)	—	—	(46)

Balance at June 30, 2012	$772	$—	$—	$772

4.	On April 23, 2012, we entered into a $350 million five-year, unsecured revolving credit facility (the “Credit Agreement”), with an option to increase that amount by an additional $75 million. The Credit Agreement replaces our previous $300 million four-year, unsecured revolving credit facility that was due to expire on June 21, 2014. In connection with the refinancing, we borrowed $102 million under the Credit Agreement, which was used, together with available cash on hand, to repay all indebtedness under our previous revolving credit facility.

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

5.	The components of inventories are as follows:

	June 30,	December 31,
(In Thousands)	2012	2011
Finished goods	$14,630	$11,103
Work-in-process	7,187	6,874
Raw materials	26,948	24,148
Stores, supplies and other	20,923	19,165

Total	$69,688	$61,290

During the first six months of 2012, certain inventories accounted for on a LIFO basis declined permanently, which resulted in cost of goods sold being stated at below current replacement costs by approximately $1.0 million in Aluminum Extrusions.

6.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2012	2011	2012	2011
Weighted average shares outstanding used to compute basic earnings per share	32,051	31,946	32,031	31,900
Incremental dilutive shares attributable to stock options and restricted stock	50	259	216	333

Shares used to compute diluted earnings per share	32,101	32,205	32,247	32,233

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011, 1,054,067, 527,033, 235,867 and 157,317, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.	We invested $7.5 million in a privately held specialty pharmaceutical company in 2007 and 2008. The company is developing and commercializing state of the art drug delivery systems designed to improve patient compliance and outcomes, and our ownership interest on a fully diluted basis is approximately 20%. The investment is accounted for under the fair value method. We elected the fair value option over the equity method of accounting since our investment objectives are similar to those of venture capitalists.

At June 30, 2012 and December 31, 2011, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $23.9 million and $17.6 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

We recognized an unrealized gain on the investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million and $6.3 million in the second quarter and first six months of 2012, respectively (none in the first six months 2011). The unrealized gain in the second quarter of 2012 is primarily attributed to the appreciation of our ownership interest to reflect insights from a new marketing study for its first product, which resulted in a favorable adjustment to the timing and amount of anticipated cash flows from an upcoming product introduction and achieving related milestones. The unrealized gain in the first quarter of 2012 was primarily attributed to the appreciation of our ownership interest after the weighted average cost of capital used to discount cash flows in our valuation of the specialty pharmaceutical company was reduced to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration for its first product.

The fair market valuation of our interest in the specialty pharmaceutical company is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in the specialty pharmaceutical company was 55% at June 30, 2012 and 60% at December 31, 2011. At June 30, 2012, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in the specialty pharmaceutical company by approximately $4.6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $3.5 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. For the three and six months ended June 30, 2012, net income (loss) recorded by the specialty pharmaceutical company, as reported to us by the investee, was a net loss of $1.5 million and $3.0 million, respectively, compared to net income of $0.2 million and $0.6 million for the three and six months ended June 30, 2011, respectively. Operating results included $3.3 million and $6.6 million in licensing revenues in the second quarter and first six months 2011, respectively (none in 2012). Total assets (which included cash and cash equivalents of $22.8 million at June 30, 2012 and $9.6 million at December 31, 2011) were $29.2 million and $17.1 million at June 30, 2012 and December 31, 2011, respectively.

Our investment in Harbinger had a carrying value (included in “Other assets and deferred charges”) of $4.0 million at June 30, 2012, compared with $5.2 million at December 31, 2011. We recorded an unrealized loss of $1.1 million ($0.7 million after taxes) on our investment in Harbinger in the first quarter of 2012 (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

The carrying value at June 30, 2012 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received ($0.1 million in the first half of 2012) and unrealized losses. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of June 30, 2012. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

8.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the second quarter and first six months of 2012 and 2011.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.9 million (9.1 million pounds of aluminum) at June 30, 2012 and $10.8 million (11.0 million pounds of aluminum) at December 31, 2011.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Account	Value	Account	Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts		$—	Accrued expenses	$21

Liability derivatives:
Aluminum futures contracts	Accrued expenses	$1,054	Accrued expenses	$677

Derivatives Not Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Accrued expenses	$63	Accrued expenses	$18

Liability derivatives:
Aluminum futures contracts	Accrued expenses	$63	Accrued expenses	$18

In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments included in the table above are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

These derivative contracts involve elements of market risk that are not reflected on our consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The counterparties to our foreign currency futures and zero-cost collar contracts are major financial institutions.

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2012 and 2011 is summarized in the table below:

(In Thousands)	Three Months Ended June 30
Aluminum Futures Contracts	2012	2011
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(1,289)	$(169)

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(131)	$307

	Six Months Ended June 30
	2012	2011
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(700)	$236

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(302)	$586

As of June 30, 2012, we expect $0.6 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and six month periods ended June 30, 2012 and 2011, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

9.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended June 30		Other Post-Retirement Benefits for Three Months Ended June 30
(In Thousands)	2012	2011	2012	2011
Service cost	$(857)	$(801)	$(13)	$(13)
Interest cost	(3,288)	(3,283)	(101)	(95)
Expected return on plan assets	4,811	5,107	—	—
Amortization of prior service costs, gains or losses and net transition asset	(2,627)	(1,579)	53	66

Net periodic benefit cost	$(1,961)	$(556)	$(61)	$(42)

	Pension Benefits for Six Months Ended June 30		Other Post-Retirement Benefits for Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$(1,715)	$(1,602)	$(26)	$(26)
Interest cost	(6,577)	(6,566)	(201)	(191)
Expected return on plan assets	9,622	10,213	—	—
Amortization of prior service costs, gains or losses and net transition asset	(5,253)	(3,157)	106	133

Net periodic benefit cost	$(3,923)	$(1,112)	$(121)	$(84)

We contributed $0.2 million to our pension plans for continuing operations in 2011, and our required contributions are expected to be approximately $5.3 million in 2012. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $0.3 million for the year ended December 31, 2011.

10.	We have four reportable segments, which include Film Products, Aluminum Extrusions, AFBS (formerly Therics, Inc.) and Other. There was no activity related to AFBS in the first six months of 2012 or 2011. Effective January 1, 2012, the operations of Bright View Technologies Corporation (“Bright View”) were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation. The Other segment is now solely comprised of the operations of Falling Springs, LLC.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2012	2011	2012	2011
Net Sales
Film Products	$150,226	$132,035	$303,925	$263,556
Aluminum Extrusions	59,695	63,896	117,303	119,897
Other	254	293	809	296

Total net sales	210,175	196,224	422,037	383,749
Add back freight	5,938	4,742	11,274	8,741

Sales as shown in the Consolidated Statements of Income	$216,113	$200,966	$433,311	$392,490

Operating Profit (Loss)
Film Products:
Ongoing operations	$13,441	$12,794	$28,907	$28,387
Plant shutdowns, asset impairments, restructurings and other	(1,508)	(1,084)	(1,792)	(1,084)

Aluminum Extrusions:
Ongoing operations	3,800	1,467	5,503	238
Plant shutdowns, asset impairments, restructurings and other	(1,086)	94	(2,147)	62

Other:
Ongoing operations	8	34	184	(168)

Total	14,655	13,305	30,655	27,435
Interest income	83	270	253	500
Interest expense	1,017	361	2,024	716
Gain on investment accounted for under fair value method	2,700	—	6,300	—
Stock option-based compensation costs	315	516	761	1,007
Corporate expenses, net	6,065	3,178	12,417	7,034

Income from continuining operations before income taxes	10,041	9,520	22,006	19,178
Income taxes from continuing operations	2,688	3,472	6,855	6,462

Income from continuing operations	7,353	6,048	15,151	12,716
Loss from discontinued operations	—	(345)	(4,800)	(345)

Net income	$7,353	$5,703	$10,351	$12,371

The following table presents identifiable assets by segment at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(In Thousands)	2012	2011
Film Products	$554,592	$574,571
Aluminum Extrusions	79,160	78,661
Other	21,168	17,520

Subtotal	654,920	670,752
General corporate	46,935	40,919
Cash and cash equivalents	52,559	68,939

Total	$754,414	$780,610

11.	The effective tax rate for income from continuing operations the first six months of 2012 was 31.2% compared to 33.7% in first six months of 2011. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the six months ended June 30, 2012 and 2011 are as follows:

	Percent of Income Before Income Taxes
Six Months Ended June 30	2012	2011
Income tax expense at federal statutory rate	35.0	35.0
Valuation allowance for capital loss carry-forwards	6.1	.3
Unremitted earnings from foreign operations	1.1	1.4
State taxes, net of federal income tax benefit	1.0	1.6
Non-deductible expenses	.2	.7
Income tax contingency accruals/reversals	—	.6
Research and development tax credit	—	(.7)
Domestic production activities deduction	(.3)	(.5)
Valuation allowance for foreign operating loss carry-forwards	(.4)	(1.1)
Foreign rate differences	(3.6)	(3.7)
Foreign tax incentives	(7.4)	—
Other	(.5)	.1

Effective income tax rate for income from continuing operations	31.2	33.7

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

Income taxes for the first six months of 2012 and 2011 include the recognition of an additional valuation allowance of $1.3 million and $61,000, respectively, related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

We claimed an ordinary loss on the write-off of our investment in our aluminum extrusions operations in Canada (sold in February 2008) on our 2008 consolidated tax return (included in discontinued operations in the consolidated statement of income in 2007). During an audit, the Internal Revenue Service (“IRS”) challenged the ordinary nature of the loss, asserting that the loss should be re-characterized as capital in nature. Had the IRS prevailed in final, non-appealable determinations, it is possible that the matter would have resulted in additional tax payments of up to $12 million, plus any interest and penalties. Prior to issuing a Notice of Deficiency, however, the IRS revised their audit report to allow the ordinary loss treatment to stand. The audit findings are subject to IRS Joint Committee review, and, while we expect no further challenge on this issue, if challenged, we will vigorously defend our position and believe that we will prevail but there can be no assurance of such a result.

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. Generally, except for refund claims and amended returns, Tredegar is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

12.	We have been notified by U.S. Customs that certain film products exported by Terphane to the U.S. since November 6, 2008 are subject to duties associated with an antidumping duty order on imported PET films. We contest the applicability of these antidumping duties to the films exported by Terphane, which we believe are outside the scope of the antidumping order, and we intend to defend our position vigorously. For shipments through June 30, 2012, we have not received final demand from U.S. Customs, but we estimate that antidumping duties related to this matter could be approximately $8.6 million, none of which is recorded in the accompanying consolidated balance sheet. If unsuccessful, there are indemnifications for these liabilities that are specifically provided for under the Purchase Agreement, and we believe that we will recover all antidumping duty payments made to U.S. Customs from the Seller, subject to the terms of the indemnifications within the Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane, may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisition of Terphane, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer – The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, which include the 2011 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

Executive Summary

Second-quarter 2012 net income from continuing operations was $7.4 million (23 cents per share) compared with $6.0 million (19 cents per share) in the second quarter of 2011. Net income from continuing operations for the first six months of 2012 was $15.2 million (47 cents per share) compared with $12.7 million (39 cents per share) in the first six months of 2011. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3 on page 9. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2012	2011	2012	2011
Net Sales
Film Products	$150,226	$132,035	$303,925	$263,556
Aluminum Extrusions	59,695	63,896	117,303	119,897
Other	254	293	809	296

Total net sales	210,175	196,224	422,037	383,749
Add back freight	5,938	4,742	11,274	8,741

Sales as shown in the Consolidated Statements of Income	$216,113	$200,966	$433,311	$392,490

Operating Profit (Loss)
Film Products:
Ongoing operations	$13,441	$12,794	$28,907	$28,387
Plant shutdowns, asset impairments, restructurings and other	(1,508)	(1,084)	(1,792)	(1,084)

Aluminum Extrusions:
Ongoing operations	3,800	1,467	5,503	238
Plant shutdowns, asset impairments, restructurings and other	(1,086)	94	(2,147)	62

Other:
Ongoing operations	8	34	184	(168)

Total	14,655	13,305	30,655	27,435
Interest income	83	270	253	500
Interest expense	1,017	361	2,024	716
Gain on investment accounted for under fair value method	2,700	—	6,300	—
Stock option-based compensation costs	315	516	761	1,007
Corporate expenses, net	6,065	3,178	12,417	7,034

Income from continuing operations before income taxes	10,041	9,520	22,006	19,178
Income taxes from continuing operations	2,688	3,472	6,855	6,462

Income from continuing operations	7,353	6,048	15,151	12,716
Loss from discontinued operations	—	(345)	(4,800)	(345)

Net income	$7,353	$5,703	$10,351	$12,371

Film Products

A summary of operating results for Film Products is provided below:

			Favorable/			Favorable/
	Quarter Ended June 30		(Unfavorable)	Six Months Ended June 30		(Unfavorable)
(In Thousands, Except Percentages)	2012	2011	% Change	2012	2011	% Change

Sales volume (pounds)	67,949	53,309	27.5%	134,921	106,456	26.7%

Net sales	$150,226	$132,035	13.8%	$303,925	$263,556	15.3%

Operating profit from ongoing operations	$13,441	$12,794	5.1%	$28,907	$28,387	1.8%

Net sales (sales less freight) in the second quarter and first six months of 2012 increased in comparison to the same periods of the prior year, due to the addition of Terphane, partially offset by lower volumes in the remainder of our Film Products business. Terphane, which was acquired in the fourth quarter of 2011, generated net sales of $34.6 million in the second quarter of 2012 and $66.8 million in the first six months of 2012.

Operating profit from ongoing operations in 2012 was higher compared to the second quarter and first six months of the prior year as a result of operating profit generated by the addition of Terphane and a reduction in the unfavorable impact of the lag in the pass-through of higher resin costs, partially offset by the lower volumes noted above and margin compression for surface protection and personal care products. Consumer trends toward value segment products and low growth rates in developed markets are adversely affecting the demand for our customers’ products that utilize our materials for these markets. Consequently, we are experiencing margin compression in our efforts to address these market dynamics.

Terphane had operating profit of $4.0 million and $6.6 million in the second quarter and first six months of 2012, respectively, which included amortization expense of $1.3 million and $2.6 million, respectively. During the second quarter, Terphane made significant progress in resolving production efficiency issues associated with the upgrade of an existing production line. Although production has been stabilized, further effort to increase production output on the line will continue throughout the rest of the year. As anticipated, Terphane’s margins were below those of the prior year, as we believe the first half of 2011 was near the peak of an industry cycle.

The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was a negative $1.1 million in the second quarter of 2012 compared to a negative $2.6 million in the second quarter of 2011. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $0.3 million in the second quarter of 2012 compared to the second quarter of 2011. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was a negative $1.6 million for the first six months of 2012 compared to a negative $4.3 million for the first six months of 2011. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $0.5 million in the first six months of 2012 compared to the first six months of 2011.

Effective January 1, 2012, the operations of Bright View Technologies Corporation (“Bright View”) were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation. Operating losses for Bright View in the first half of 2012 were $2.0 million, which were consistent with the first half of 2011.

Capital expenditures in Film Products were $7.3 million in the first six months of 2012 compared with $7.1 million in the first six months of 2011. Film Products currently projects that capital expenditures will be approximately $44 million in 2012, which includes approximately $24 million in capital expenditures for a project that will expand capacity at our manufacturing facility in Cabo de Santo Agostinho, Brazil. This multi-year project will significantly increase capacity in Brazil and will primarily serve polyester films customers in Latin America. Depreciation expense was $18.8 million in the first six months of 2012 and $17.3 million in the first six months of 2011, and is projected to be approximately $38 million in 2012.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

			Favorable/			Favorable/
	Quarter Ended June 30		(Unfavorable)	Six Months Ended June 30		(Unfavorable)
(In Thousands, Except Percentages)	2012	2011	% Change	2012	2011	% Change

Sales volume (pounds)	27,776	27,733	0.2%	54,686	53,195	2.8%

Net sales	$59,695	$63,896	(6.6)%	$117,303	$119,897	(2.2)%

Operating profit from ongoing operations	$3,800	$1,467	159.0%	$5,503	$238	2,212.2%

Despite a modest increase in sales volume, net sales in the second quarter and first half of 2012 decreased in comparison to the same periods of the prior year due to lower average selling prices as a result of a decrease in aluminum prices. The favorable change in the operating profit from ongoing operations versus the second quarter and first six months of 2011 was primarily driven by margin improvements resulting from favorable product mix, improved pricing and lower energy costs.

In February 2012, we announced that Aluminum Extrusions would be closing its manufacturing facility in Kentland, Indiana. The plant, which employed 146 people and whose core market was residential construction, is scheduled to close during the third quarter of 2012. We estimate that charges incurred related to the shutdown will be approximately $6 million, and include accelerated depreciation on property, plant and equipment of approximately $2.5 million, severance charges of approximately $1.2 million and other shutdown-related costs of approximately $2 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges. Most of these charges, which include cash expenditures of approximately $4 million, are expected to be recognized over the next 18 months. Starting in 2013, we estimate that the closure of Kentland will have a positive impact on an annual basis of approximately $2-3 million on segment operating profit from ongoing operations in future periods.

Capital expenditures for Aluminum Extrusions were $1.5 million in the first six months of 2012 and $1.3 million in the first six months of 2011. Capital expenditures are projected to be approximately $4 million in 2012. Depreciation expense was $5.5 million in the first six months of 2012 compared with $4.2 million in first six months of 2011, and is projected to be approximately $9 million in 2012. Higher depreciation expense in 2012 is primarily related to approximately $2.5 million in accelerated depreciation on fixed assets at the Kentland manufacturing facility.

Other

The Other segment includes the mitigation banking business, which is also referred to as Falling Springs. Net sales for this business can fluctuate from quarter-to-quarter as Falling Springs’ revenue varies based upon the timing of development projects within its markets. Operating profit from ongoing operations was $0.2 million in the first six months of 2012 compared to an operating loss from ongoing operations of $0.2 million in the first six months of 2011.

Corporate Expenses, Interest and Taxes

Pension expense was $3.9 million in the first six months of 2012, an unfavorable change of $2.8 million from the first six months of 2011. Most of the impact of pensions on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. We contributed $0.2 million to our pension plans for continuing operations in 2011, and our required contributions are expected to be approximately $5.3 million in 2012. Corporate expenses, net increased in 2012 versus 2011 primarily due to the higher pension expenses noted above, an unrealized loss on our investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), and the timing of certain non-recurring corporate-related expenses.

Interest expense, which includes the amortization of debt issue costs, was $2.0 million in the first six months of 2012 in comparison to $0.7 million in the first six months of last year as a result of an increase in the average borrowings under our revolving credit facility, which were used to finance a portion of the purchase price for the acquisition of Terphane.

The effective tax rate used to compute income taxes from continuing operations for the first six months of 2012 was 31.2% compared to 33.7% in the first six months of 2011. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months of 2012 and 2011 is shown in the table provided in Note 11 on page 18.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 28.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2011 Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2011, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 3 on page 9 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during the second quarter and first six months of 2012 and the comparable period in 2011.

On June 28, 2012, the U.S. Supreme Court ruled that the provision of the Affordable Care Act (“ACA”) that requires most Americans to purchase health insurance is constitutional, thereby upholding the entire law. In its ruling, the Supreme Court ruled that the individual mandate is valid as a tax, and it is within Congress’s power to impose such a tax. All entities that provide health care benefits are affected by the ACA. In addition, many of the provisions of the ACA affect financial statement accounting and disclosure when the law was enacted and as various provisions have gone into effect. Since the law was upheld, the Supreme Court ruling itself should not impact our existing accounting and disclosures for health care benefits. However, we will continue to monitor developments related to this legislation, addressing any changes in accounting and disclosure of health benefits as required.

Results of Operations

Second Quarter 2012 Compared with Second Quarter 2011

Overall, sales in the second quarter of 2012 increased by 7.5% compared with the second quarter of 2011. Net sales (sales less freight) increased 13.8% in Film Products due to the acquisition of Terphane, partially offset by lower volumes in the remainder of the Film Products business. Net sales decreased 6.6% in Aluminum Extrusions due to lower average selling prices as a result of a decrease in aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 20.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 15.5% in the second quarter of 2012 from 14.5% in 2011. The gross profit margin in Film Products decreased primarily due to the lower volumes noted above and margin compression for surface protection materials and personal care films, partially offset by a reduction in the unfavorable impact of the lag in the pass-through of higher resin costs. Gross profit margin in Aluminum Extrusions increased as a result of favorable product mix, improved pricing and lower energy costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.4% in the second quarter of 2012, an increase from 9.2% in the second quarter of last year. The increase in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to lower performance-based incentive accruals at Film Products in the prior year, the acquisition of Terphane in the fourth quarter of 2011 and lower sales in Aluminum Extrusions in 2012 due to lower average selling prices as a result of a decrease in aluminum prices.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2012 shown in the segment operating profit table on page 21 include:

•

Net pretax charge of $1.0 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.2 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.4 million and other shutdown-related charges of $70,000, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•

Pretax charges of $0.6 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; and

•	Pretax charges of $71,000 for severance and other employee-related costs in connection with restructurings in Film Products.

Results in the second quarter of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million ($1.7 million after taxes). See Note 7 for additional information on investments.

Income taxes for the second quarter of 2012 include the recognition of an additional valuation allowance of $0.4 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2011 shown in the segment operating profit table on page 21 include:

•	Pretax charges of $0.8 million for asset impairments in Film Products;

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $94,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. An accrual of $0.3 million was in the second quarter of 2011 for indemnifications under the purchase agreement related to environmental matters.

Income taxes for the second quarter of 2011 include the recognition of an additional valuation allowance of $0.2 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.3 million in the second quarters of 2012 and 2011, respectively. Interest expense, which includes the amortization of debt issue costs, was $1.0 million in the second quarter of 2012 in comparison to $0.4 million in the second quarter of last year.

Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30
(In Millions)	2012	2011
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$105.4	$—
Average interest rate	2.2%	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$—	$.4
Average interest rate	n/a	6.5%

Total debt:
Average outstanding debt balance	$105.4	$.4
Average interest rate	2.2%	6.5%

The effective tax rate used to compute income taxes from continuing operations for the second quarter of 2012 was 26.8% compared to 36.5% in the second quarter of 2011. The change in the effective tax rate for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 11 on page 18.

First Six Months of 2012 Compared with First Six Months of 2011

Overall, sales in the first six months of 2012 increased by 10.4% compared with 2011. Net sales (sales less freight) increased 15.3% in Film Products due to the acquisition of Terphane, partially offset by lower volumes in the remainder of the Film Products business. Net sales decreased 2.2% in Aluminum Extrusions due to lower average selling prices as a result of a decrease in aluminum prices, partially offset by higher sales volume in most markets. For more information on net sales and volume, see the executive summary beginning on page 20.

Consolidated gross profit as a percentage of sales increased to 16.0% in the first six months of 2012 from 15.0% in 2011. The gross profit margin in Film Products decreased primarily due to the lower volumes noted above and margin compression for surface protection materials and personal care films, partially offset by a reduction in the unfavorable impact of the lag in the pass-through of higher resin costs. Gross profit margin in Aluminum Extrusions increased as a result of favorable product mix, improved pricing and lower energy costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.5% in the first six months of 2012, an increase from 9.7% in the first six months of last year. The increase in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to lower performance-based incentive accruals at Film Products in the prior year, the acquisition of Terphane in the fourth quarter of 2011 and lower sales in Aluminum Extrusions in 2012 due to lower average selling prices as a result of a decrease in aluminum prices.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2012 shown in the segment operating profit table on page 21 include:

•

Net pretax charge of $1.9 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.9 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.0 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $1.0 million (included in “Cost of goods sold” in the consolidated statements of income);

•

Pretax charges of $0.9 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($71,000) and Aluminum Extrusions ($0.2 million).

Results in the first six months of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $6.3 million ($4.0 million after taxes). An unrealized loss on our investment in Harbinger (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $1.1 million ($0.7 million after tax) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 7 for additional information on investments.

An accrual of $4.8 million ($4.8 million net of tax) was made in the first quarter of 2012 for indemnifications under the purchase agreement related to the sale of aluminum extrusions business in Canada.

Income taxes for the first six months of 2012 include the recognition of an additional valuation allowance of $1.3 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2011 shown in the segment operating profit table on page 21 include:

•	Pretax charges of $0.8 million for asset impairments in Film Products;

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $62,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.3 million in the first six months of 2012 and $0.5 million in 2011. Interest expense, which includes the amortization of debt issue costs, was $2.0 million in the first six months of 2012 compared to $0.7 million for the same period in 2011.

Average debt outstanding and interest rates were as follows:

	Six Months
	Ended June 30
(In Millions)	2012	2011
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$114.7	$—
Average interest rate	2.3%	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$—	$0.4
Average interest rate	n/a	5.4%

Total debt:
Average outstanding debt balance	$114.7	$0.4
Average interest rate	2.3%	5.4%

The effective tax rate used to compute income taxes from continuing operations was 31.2% in the first six months of 2012 compared with 33.7% in the first six months of 2011. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 11 on page 18.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2011 to June 30, 2012 are summarized below:

•	Accounts receivable increased $3.3 million (3.3%).

•	Accounts receivable in Film Products decreased by $2.1 million due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $5.5 million due to higher sales and the timing of cash receipts.

•	Accounts receivable for Mitigation Banking decreased $0.1 million due to timing of cash receipts.

•	Inventories increased $8.4 million (13.7%).

•	Inventories in Film Products increased by approximately $8.9 million. Higher inventories can be attributed to the timing of shipments.

•	Inventories for Aluminum Extrusions decreased by approximately $0.5 million due to the timing of shipments.

•

Net property, plant and equipment decreased $22.3 million (8.7%) due primarily to depreciation of $24.3 million, a change in the value of the U.S. Dollar relative to foreign currencies ($6.5 million decrease) and asset impairments of $0.8 million, partially offset by capital expenditures of $8.9 million.

•	Accounts payable increased $6.3 million (8.5%).

•	Accounts payable in Film Products increased $2.7 million due to higher inventory values and the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $3.8 million primarily due to the timing of aluminum purchases as a result of higher volumes.

•	Accounts payable decreased at corporate and the mitigation banking segment by $0.2 million due to the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $2.8 million (6.7%) primarily due to the payments for post-closing purchase price adjustments related to the acquisition of Terphane.

•

Net deferred income tax liabilities in excess of assets decreased by $0.7 million primarily due to non-cash adjustments to deferred taxes for items included in other comprehensive income. Income taxes recoverable decreased $0.9 million due primarily to the timing of payments.

Cash provided by operating activities was $27.5 million in the first six months of 2012 compared with $28.2 million in the first six months of 2011. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $12.2 million in the first six months of 2012 compared with $7.5 million in the first six months of 2011. Cash used in investing activities in 2012 primarily includes capital expenditures of $8.9 million and payments for post-closing purchase price adjustments related to the acquisition of Terphane ($3.3 million).

Cash used in financing activities was $31.1 million in the first six months of 2012 and related to the debt principal payments and financing costs of $28.4 million and the payment of regular quarterly dividends of $2.9 million (9 cents per share). Net cash flow used in financing activities was $2.3 million in the first six months of 2011 and related to the payment of regular quarterly dividends of $2.9 million (9 cents per share), partially offset by the proceeds from the exercise of stock options.

Further information on cash flows for the six months ended June 30, 2012 and 2011 are provided in the consolidated statements of cash flows on page 5.

Net capitalization and indebtedness as defined under our existing revolving credit agreement as of June 30, 2012 were as follows:

Net Capitalization and Indebtedness as of June 30, 2012
(In Thousands)
Net capitalization:
Cash and cash equivalents	$52,559
Debt:
$350 million revolving credit agreement maturing April 23, 2017	98,000
Other debt	—

Total debt	98,000

Debt net of cash and cash equivalents	45,441
Shareholders’ equity	397,176

Net capitalization	$442,617

Indebtedness as defined in revolving credit agreement:
Total debt	$98,000
Face value of letters of credit	4,584
Other	804

Indebtedness	$103,388

On April 23, 2012, we entered into a $350 million five-year, unsecured revolving credit facility (the “Credit Agreement”), with an option to increase the amount by an additional $75 million. The Credit Agreement replaces our previous $300 million four-year, unsecured revolving credit facility that was due to expire on June 21, 2014. In connection with the refinancing, we borrowed $102 million under the new revolving credit facility, which was used, together with available cash on hand, to repay all indebtedness under our previous credit agreement. At June 30, 2012, approximately $211 million was available to borrow under the Credit Agreement based upon the most restrictive covenants.

The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25

At June 30, 2012, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below. Adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement are not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended June 30, 2012 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2012:
Net income	$22,835
Plus:
After-tax losses related to discontinued operations	8,844
Total income tax expense for continuing operations	11,041
Interest expense	3,234
Depreciation and amortization expense for continuing operations	49,822
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $1,658)	7,299
Charges related to stock option grants and awards accounted for under the fair value-based method	1,694
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(776)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(2,070)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(4)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(7,900)
Plus cash dividends declared on investments accounted for under the equity method of accounting	4
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	10,590

Adjusted EBITDA as defined in revolving credit agreement	104,613
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(53,473)

Adjusted EBIT as defined in revolving credit agreement	$51,140

Shareholders’ equity at June 30, 2012 as defined in revolving credit agreement	$393,914
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at June 30, 2012:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.99x
Interest coverage ratio (adjusted EBIT-to-interest expense)	15.81x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$105,176
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$325,176
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

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

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 19 regarding credit agreement and interest rate exposures.

Changes in resin, PTA and MEG prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate our casting furnaces). There is no assurance of our ability to pass through higher raw material and energy costs to our customers.

See the executive summary beginning on page 20 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

Resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Pricing on the remainder of our business is based on raw material costs and supply/demand dynamics within the markets in which we compete.

The volatility of average quarterly prices of PTA and MEG (raw materials for Film Products) is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 8 on page 14 for additional information. The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $70,000 impact on the continuing monthly operating profit in Aluminum Extrusions. In September 2005, we announced an energy surcharge for our aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2012 and 2011 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30
	2012		2011
	Exports	Foreign	Exports	Foreign
	From U.S.	Operations	From U.S.	Operations
Canada	6%	—%	7%	—%
Europe	1	13	1	16
Latin America	0	14	1	3
Asia	6	4	8	4

Total	13%	31%	17%	23%

The percentages for foreign markets are relative to Tredegar's total net sales from ongoing operations

We attempt to match the pricing and cost of our products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the charts below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $0.3 million in the second quarter of 2012 compared with the first quarter of 2011 and $0.5 million in the first six months of 2012 compared with the first six months of 2011.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our 2011 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

10.1	Credit Agreement, dated as of April 23, 2012, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Citizens Bank of Pennsylvania, HSBC Bank USA, National Association, PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on April 26, 2012, and incorporated herein by reference).

10.2	Guaranty, dated as of April 23, 2012, by and among the subsidiaries of Tredegar Corporation listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (or defined therein) (filed as Exhibit 4.2 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on April 26, 2012).

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	August 2, 2012	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2012	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 2, 2012	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)