Form 10-Q
period 2012-09-30
TREDEGAR CORP
filed 2012-11-02
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, no par value, outstanding as of October 26, 2012: 32,119,948.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$44,167	$68,939
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,143 in 2012 and $3,539 in 2011	95,666	98,027
Income taxes recoverable	—	2,592
Inventories	66,272	61,290
Deferred income taxes	6,437	7,135
Prepaid expenses and other	7,178	7,880

Total current assets	219,720	245,863

Property, plant and equipment, at cost	744,076	745,762
Less accumulated depreciation	507,682	488,488

Net property, plant and equipment	236,394	257,274

Goodwill and other intangibles, net	214,477	223,432
Other assets and deferred charges	67,290	54,041

Total assets	$737,881	$780,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$68,379	$73,742
Accrued expenses	43,531	41,997
Income tax payable	1,852	—

Total current liabilities	113,762	115,739

Long-term debt	80,000	125,000
Deferred income taxes	68,989	70,754
Other noncurrent liabilities	68,232	72,210

Total liabilities	330,983	383,703

Commitments and contingencies (Notes 1, 3 and 12)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,122,794 at September 30, 2012 and 32,057,281 at December 31, 2011)	16,168	14,357
Common stock held in trust for savings restoration plan	(1,351)	(1,343)
Foreign currency translation adjustment	818	11,693
Gain (loss) on derivative financial instruments	870	(406)
Pension and other postretirement benefit adjustments	(85,854)	(90,672)
Retained earnings	476,247	463,278

Total shareholders’ equity	406,898	396,907

Total liabilities and shareholders’ equity	$737,881	$780,610

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenues and other items:
Sales	$218,809	$202,590	$652,120	$595,080
Other income (expense), net	2,939	1,334	8,154	1,957

	221,748	203,924	660,274	597,037

Costs and expenses:
Cost of goods sold	173,814	164,771	526,471	489,754
Freight	6,130	4,636	17,404	13,377
Selling, general and administrative	16,237	17,926	55,112	49,335
Research and development	3,429	3,298	10,163	10,042
Amortization of intangibles	1,305	130	4,047	388
Interest expense	708	367	2,732	1,083
Asset impairments and costs associated with exit and disposal activities	937	193	3,151	1,277

Total	202,560	191,321	619,080	565,256

Income from continuing operations before income taxes	19,188	12,603	41,194	31,781
Income taxes from continuing operations	4,661	(133)	11,516	6,329

Income from continuing operations	14,527	12,736	29,678	25,452
Loss from discontinued operations	(7,100)	—	(11,900)	(345)

Net income	$7,427	$12,736	$17,778	$25,107

Earnings (loss) per share:
Basic
Continuing operations	$.45	$.40	$.93	$.80
Discontinued operations	(.22)	—	(.37)	(.01)

Net income	$.23	$.40	$.56	$.79

Diluted
Continuing operations	$.45	$.40	$.92	$.79
Discontinued operations	(.22)	—	(.37)	(.01)

Net income	$.23	$.40	$.55	$.78

Shares used to compute earnings per share:
Basic	32,052	31,952	32,038	31,918
Diluted	32,101	32,060	32,198	32,175

Dividends per share	$.060	$.045	$.150	$.135

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30
	2012	2011

Net income	$7,427	$12,736
Other comprehensive income (loss):
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment (net of tax of $546 in 2012 and tax benefit of $2,310 in 2011)	420	(4,307)
Reclassification adjustment of foreign currency translation gain included in income (net of tax of $1,497 in 2011)	—	(2,781)

Foreign currency translation adjustment	420	(7,088)
Derivative financial instruments adjustment (net of tax of $904 in 2012 and a tax benefit of $202 in 2011)	1,523	(330)
Amortization of prior service costs and net gains or losses (net of tax of $899 in 2012 and $509 in 2011)	1,556	905

Other comprehensive income (loss)	3,499	(6,513)

Comprehensive income	$10,926	$6,223

	Nine Months Ended September 30
	2012	2011

Net income	$17,778	$25,107
Other comprehensive income (loss):
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment (net of tax of $218 in 2012 and $557 in 2011)	(10,875)	1,001
Reclassification adjustment of foreign currency translation gain included in income (net of tax of $1,497 in 2011)	—	(2,781)

Foreign currency translation adjustment	(10,875)	(1,780)
Derivative financial instruments adjustment (net of tax of $752 in 2012 and a tax benefit of $336 in 2011)	1,276	(546)
Amortization of prior service costs and net gains or losses (net of tax of $2,784 in 2012 and $1,646 in 2011)	4,818	2,925

Other comprehensive income (loss)	(4,781)	599

Comprehensive income	$12,997	$25,706

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net income	$17,778	$25,107
Adjustments for noncash items:
Depreciation	34,470	32,139
Amortization of intangibles	4,047	388
Deferred income taxes	(2,828)	448
Accrued pension and postretirement benefits	6,258	1,861
Gain on investment accounted for under the fair value method	(9,000)	—
Loss on asset impairments and divestitures	1,942	798
Gain on disposal of assets	(303)	(1,205)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	1,652	(14,186)
Inventories	(6,319)	7,419
Income taxes recoverable/payable	4,122	(3,255)
Prepaid expenses and other	1,783	715
Accounts payable and accrued expenses	565	675
Other, net	(4,606)	(2,170)

Net cash provided by operating activities	49,561	48,734

Cash flows from investing activities:
Capital expenditures	(20,638)	(11,235)
Acquisition, net of cash acquired	(3,311)	—
Proceeds from the sale of assets and property disposals	1,141	1,622

Net cash used in investing activities	(22,808)	(9,613)

Cash flows from financing activities:
Debt principal payments and financing costs	(46,354)	(89)
Dividends paid	(4,817)	(4,319)
Proceeds from exercise of stock options	125	709

Net cash used in financing activities	(51,046)	(3,699)

Effect of exchange rate changes on cash	(479)	790

Increase (decrease) in cash and cash equivalents	(24,772)	36,212
Cash and cash equivalents at beginning of period	68,939	73,191

Cash and cash equivalents at end of period	$44,167	$109,403

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Accumulated Other Comprehensive Income (Loss)			Total Shareholders’ Equity
				Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.
Balance December 31, 2011	$14,357	$463,278	$(1,343)	$11,693	$(406)	$(90,672)	$396,907

Net income	—	17,778	—	—	—	—	17,778
Foreign currency translation adjustment (net of tax of $218)	—	—	—	(10,875)	—	—	(10,875)
Derivative financial instruments adjustment (net of tax of $752)	—	—	—	—	1,276	—	1,276
Amortization of prior service costs and net gains or losses (net of tax of $2,784)	—	—	—	—	—	4,818	4,818
Cash dividends declared ($.15 per share)	—	(4,817)	—	—	—	—	(4,817)
Stock-based compensation expense	2,040	—	—	—	—	—	2,040
Issued upon exercise of stock options (including related income tax benefits of $83) & other	(229)	—	—	—	—	—	(229)
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—

Balance September 30, 2012	$16,168	$476,247	$(1,351)	$818	$870	$(85,854)	$406,898

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2012, the consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, the consolidated cash flows for the nine months ended September 30, 2012 and 2011, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2012. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2011 that is included herein was derived from the audited consolidated financial statements provided in our Annual Report on Form 10-K (“2011 Form 10-K”) for the year ended December 31, 2011 but does not include all disclosures required by United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2011 Form 10-K. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

2.	On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”), an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP (“Vision Capital”). On October 24, 2011, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings LLC (“Terphane”).

Terphane operates manufacturing facilities in Cabo de Santo Agostinho, Brazil and Bloomfield, New York. It is a producer of thin polyester films in Latin America with a growing presence in strategic niches in the U.S. Polyester films have specialized properties, such as heat resistance and barrier protection, that make them uniquely suited for the fast-growing flexible packaging market. We expect that the acquisition of Terphane will allow us to extend our product offerings into adjacent specialty films markets and to expand in Latin America.

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

The financial position and results of operations for Terphane have been consolidated with Tredegar subsequent to October 24, 2011. For the three and nine month periods ended September 30, 2012, the consolidated results of operations included sales of $36.0 million and $105.4 million, respectively, and net income of $5.7 million and $11.8 million, respectively, related to Terphane. The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisition of Terphane had been consummated on January 1, 2011. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated on January 1, 2011. Unaudited results for the three and nine month periods ended September 30, 2012 and supplemental unaudited pro forma results for the three and nine month periods ended September 30, 2011 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands, Except Per Share Data)	2012	2011	2012	2011
Sales	$218,809	$236,097	$652,120	$716,939
Income from continuing operations	14,527	18,959	29,678	45,240
Earnings per share from continuing operations:
Basic	$.45	$.59	$.93	$1.42
Diluted	.45	.59	.92	1.41

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

•	Adjustments related to the elimination of foreign currency remeasurement gains associated with long-term borrowings that were not assumed by Tredegar;

•	Adjustments to eliminate transaction-related expenses associated with the October 2011 purchase of Terphane by Tredegar; and

•	Adjustments for the estimated net income tax benefit associated with the previously described adjustments.

On October 1, 2012, The William L. Bonnell Company acquired 100% ownership of AACOA, Inc. (“AACOA”). The purchase price of $50.8 million, which is subject to certain post-closing adjustments, was funded using financing secured from our existing $350 million revolving credit facility.

AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition will add fabrication capabilities to Aluminum Extrusions’ current array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

3.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 10, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2012 include:

•

Net pretax charge of $0.7 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $0.6 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.2 million and other shutdown-related charges of $0.7 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains on the sale of equipment of $0.3 million (included in “Other income (expense), net” in the consolidated statements of income);

•

Pretax charges of $0.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statement of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•

Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products.

Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2012 include:

•

Net pretax charge of $2.7 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.2 million and other shutdown-related charges of $0.9 million, partially offset by adjustments to inventories accounted for under the LIFO method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains on the sale of equipment of $0.3 million (included in “Other income (expense), net” in the consolidated statements of income);

•

Pretax charges of $1.0 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•

Pretax charges of $0.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statement of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($71,000) and Aluminum Extrusions ($0.2 million).

Results in the third quarter and first nine months of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million ($1.7 million after taxes) and $9.0 million ($5.7 million after taxes), respectively. An unrealized loss (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) of $1.1 million ($0.7 million after tax) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 7 for additional information on investments.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2011 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

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

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2011 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•

Pretax gain of $1.0 million on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expenses), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•	Pretax charges of $0.8 million for asset impairments in Film Products;

•	Pretax charges of $0.5 million for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $19,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. Accruals of $11.9 million ($11.9 million net of tax) were made for indemnifications under the purchase agreement related to environmental matters in 2012 ($7.1 million in the third quarter of 2012). Accruals of $4.4 million ($4.4 million after tax) were made in 2011 (none in the third quarter of 2011) for indemnifications under the purchase agreement related to environmental matters.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the nine months ended September 30, 2012 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Other	Total
Balance at December 31, 2011	$197	$—	$—	$197
Changes in 2012:
Charges	1,433	834	832	3,099
Cash spent	(1,113)	—	(832)	(1,945)
Charged against assets	—	(834)	—	(834)
Reversed to income	(46)	—	—	(46)

Balance at September 30, 2012	$471	$—	$—	$471

4.	On April 23, 2012, we entered into a $350 million five-year, unsecured revolving credit facility (the “Credit Agreement”), with an option to increase that amount by an additional $75 million. The Credit Agreement replaced our previous $300 million four-year, unsecured revolving credit facility that was due to expire on June 21, 2014. In connection with the refinancing, we borrowed $102 million under the Credit Agreement, which was used, together with available cash on hand, to repay all indebtedness under our previous revolving credit facility.

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

5.	The components of inventories were as follows:

(In Thousands)	September 30, 2012	December 31, 2011
Finished goods	$13,556	$11,103
Work-in-process	7,040	6,874
Raw materials	24,715	24,148
Stores, supplies and other	20,961	19,165

Total	$66,272	$61,290

During the first nine months of 2012, certain inventories accounted for on a LIFO basis declined permanently, which resulted in cost of goods sold being stated at below current replacement costs by approximately $1.5 million in Aluminum Extrusions.

6.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2012	2011	2012	2011
Weighted average shares outstanding used to compute basic earnings per share	32,052	31,952	32,038	31,918
Incremental dilutive shares attributable to stock options and restricted stock	49	108	160	257

Shares used to compute diluted earnings per share	32,101	32,060	32,198	32,175

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, 1,023,733, 692,600, 693,183 and 335,939, respectively, of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

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

At September 30, 2012 and December 31, 2011, the estimated fair value of our investment (also the carrying value; included in “Other assets and deferred charges” in the consolidated balance sheet) was $26.6 million and $17.6 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

We recognized an unrealized gain on the investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million and $9.0 million in the third quarter and first nine months of 2012, respectively (none in the first nine months 2011). The unrealized gain in the third quarter of 2012 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 55% for their high degree of risk. The unrealized gain in the second quarter of 2012 was primarily attributed to the appreciation of our ownership interest to reflect insights from a new marketing study for its first product, which resulted in a favorable adjustment to the timing and amount of anticipated cash flows from an upcoming product introduction and achieving related milestones. The unrealized gain in the first quarter of 2012 was primarily attributed to the appreciation of our ownership interest after the weighted average cost of capital used to discount cash flows in our valuation of the specialty pharmaceutical company was reduced to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration for its first product.

The fair market valuation of our interest in the specialty pharmaceutical company is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in the specialty pharmaceutical company was 55% at September 30, 2012 and 60% at December 31, 2011. At September 30, 2012, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in the specialty pharmaceutical company by approximately $5.1 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $5.9 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed balance sheets for the specialty pharmaceutical company at September 30, 2012 and December 31, 2011 and condensed statements of income for the three and nine months ended September 30, 2012 and 2011, that were reported to us by the investee, are provided below:

(In Thousands)	September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011

Assets:			Liabilities & Equity:
			Other current liabilities	$1,960	$1,185
Cash & cash equivalents	$20,483	$9,625	Non-current liabilities	15,945	738
Other current assets	3,824	4,894	Equity:
Other tangible assets	2,041	691	Redeemable preferred stock	20,749	20,017
Identifiable intangibles assets	1,988	1,868	Other	(10,318)	(4,862)

Total assets	$28,336	$17,078	Total liabilities & equity	$28,336	$17,078

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues & Expenses:
Revenues	$—	$2,255	$—	$8,839
Expenses and other, net	(3,089)	(2,569)	(8,026)	(8,235)
Income tax (expense) benefit	1,209	112	3,100	(181)

Net income (loss)	$(1,880)	$(202)	$(4,926)	$423

Our investment in Harbinger had a carrying value (included in “Other assets and deferred charges”) of $3.6 million at September 30, 2012, compared with $5.2 million at December 31, 2011. We recorded an unrealized loss of $1.1 million ($0.7 million after taxes) on our investment in Harbinger in the first quarter of 2012 (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

The carrying value at September 30, 2012 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received ($0.5 million in the first nine months of 2012) and unrealized losses. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2012. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

8.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the third quarter and first nine months of 2012 and 2011.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $7.2 million (7.7 million pounds of aluminum) at September 30, 2012 and $10.8 million (11.0 million pounds of aluminum) at December 31, 2011.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Prepaid expenses and other	$333	Accrued expenses	$21

Liability derivatives:
Aluminum futures contracts	Prepaid expenses and other	$92	Accrued expenses	$677

Derivatives Not Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Prepaid expenses and other	$47	Accrued expenses	$18

Liability derivatives:
Aluminum futures contracts	Prepaid expenses and other	$47	Accrued expenses	$18

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

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. We are using fixed rate Euro forward contracts with various settlement dates through November 2013 to hedge exchange rate exposure on these obligations. We had fixed rate forward contracts with outstanding notional amounts of €16.0 million as of September 30, 2012 (none at December 31, 2011).

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of September 30, 2012 (none at December 31, 2011):

	September 30, 2012
(In Thousands)	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$889

Foreign currency forward contracts	Other assets and deferred charges	$125

The counterparties to our forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to our aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to our best and most credit-worthy customers. The counterparties to our foreign currency forwards are major financial institutions.

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2012 and 2011 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended September 30,
	2012	2011	2012	2011
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(617)	$(478)	$1,132	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(600)	$55	$—	$—

	Aluminum Futures Contracts		Foreign Currency Forwards
	Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(1,317)	$(242)	$1,132	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(902)	$641	$—	$—

As of September 30, 2012, we expect $0.2 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and nine month periods ended September 30, 2012 and 2011, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

9.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended September 30		Other Post-Retirement Benefits for Three Months Ended September 30
(In Thousands)	2012	2011	2012	2011
Service cost	$(1,028)	$(919)	$(17)	$(15)
Interest cost	(3,236)	(3,202)	(88)	(105)
Expected return on plan assets	4,709	5,123	—	—
Amortization of prior service costs, gains or losses and net transition asset	(2,529)	(1,612)	74	65
Curtailment charge	(99)	—	—	—

Net periodic benefit cost	$(2,183)	$(610)	$(31)	$(55)

	Pension Benefits for Nine Months Ended September 30		Other Post-Retirement Benefits for Nine Months Ended September 30
	2012	2011	2012	2011
Service cost	$(2,743)	$(2,521)	$(43)	$(41)
Interest cost	(9,813)	(9,768)	(289)	(296)
Expected return on plan assets	14,331	15,336	—	—
Amortization of prior service costs, gains or losses and net transition asset	(7,782)	(4,769)	180	198
Curtailment charge	(99)	—	—	—

Net periodic benefit cost	$(6,106)	$(1,722)	$(152)	$(139)

We contributed $0.2 million to our pension plans for continuing operations in 2011, and our contributions are expected to be approximately $2.3 million in 2012, which is $3.0 million lower than previously expected. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $0.3 million for the year ended December 31, 2011.

10.	We have four reportable segments, which include Film Products, Aluminum Extrusions, AFBS (formerly Therics, Inc.) and Other. There was no activity related to AFBS in the first nine months of 2012 or 2011. Effective January 1, 2012, the operations of Bright View Technologies Corporation (“Bright View”) were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation. The Other segment is now solely comprised of the operations of Falling Springs, LLC.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2012	2011	2012	2011
Net Sales
Film Products	$155,296	$129,733	$459,221	$393,289
Aluminum Extrusions	55,222	66,815	172,525	186,712
Other	2,161	1,406	2,970	1,702

Total net sales	212,679	197,954	634,716	581,703
Add back freight	6,130	4,636	17,404	13,377

Sales as shown in the Consolidated Statements of Income	$218,809	$202,590	$652,120	$595,080

Operating Profit
Film Products:
Ongoing operations	$21,092	$15,485	$49,999	$43,872
Plant shutdowns, asset impairments, restructurings and other	(87)	(1,435)	(1,879)	(2,519)

Aluminum Extrusions:
Ongoing operations	1,846	2,301	7,349	2,539
Plant shutdowns, asset impairments, restructurings and other	(1,067)	(43)	(3,214)	19

Other:
Ongoing operations	503	778	687	610

Total	22,287	17,086	52,942	44,521
Interest income	84	278	337	778
Interest expense	708	367	2,732	1,083
Gain on investment accounted for under fair value method	2,700	—	9,000	—
Stock option-based compensation costs	386	474	1,147	1,481
Corporate expenses, net	4,789	3,920	17,206	10,954

Income from continuining operations before income taxes	19,188	12,603	41,194	31,781
Income taxes from continuing operations	4,661	(133)	11,516	6,329

Income from continuing operations	14,527	12,736	29,678	25,452
Loss from discontinued operations	(7,100)	—	(11,900)	(345)

Net income	$7,427	$12,736	$17,778	$25,107

The following table presents identifiable assets by segment at September 30, 2012 and December 31, 2011:

(In Thousands)	September 30, 2012	December 31, 2011
Film Products	$548,591	$574,571
Aluminum Extrusions	75,562	78,661
Other	21,555	17,520

Subtotal	645,708	670,752
General corporate	48,006	40,919
Cash and cash equivalents	44,167	68,939

Total	$737,881	$780,610

11.	The effective tax rate for income from continuing operations the first nine months of 2012 was 28.0% compared to 19.9% in first nine months of 2011. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the nine months ended September 30, 2012 and 2011 are as follows:

	Percent of Income Before Income Taxes
Nine Months Ended September 30	2012	2011
Income tax expense at federal statutory rate	35.0	35.0
Valuation allowance for capital loss carry-forwards	3.3	(.1)
State taxes, net of federal income tax benefit	1.4	2.1
Unremitted earnings from foreign operations	.7	1.9
Valuation allowance for foreign operating loss carry-forwards	.3	.9
Non-deductible expenses	.2	3.3
Changes in estimates related to prior year tax provision	.1	.4
Research and development tax credit	—	(.9)
Deduction for divestiture of subsidiary stock	—	(18.8)
Domestic production activities deduction	(.2)	—
Income tax contingency accruals/reversals	(.3)	.4
Foreign rate differences	(3.2)	(4.5)
Foreign tax incentives	(9.2)	—
Other	(.1)	.2

Effective income tax rate for income from continuing operations	28.0	19.9

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

Income taxes for the first nine months of 2012 include the recognition of an additional valuation allowance of $1.3 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

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

12.	We have been notified by U.S. Customs that certain film products exported by Terphane to the U.S. since November 6, 2008 are subject to duties associated with an antidumping duty order on imported PET films. We have contested the applicability of these antidumping duties to the films exported by Terphane, which we believe are outside the scope of the antidumping order, and we are defending our position vigorously. For shipments through October 24, 2011, we have not received final demand from U.S. Customs, but we estimate that antidumping duties related to this matter could be approximately $8.6 million, none of which is recorded in the accompanying consolidated balance sheet. If unsuccessful, there are indemnifications for these liabilities that are specifically provided for under the Purchase Agreement, and we believe that we will recover antidumping duty payments made to U.S. Customs from the Seller, subject to the terms of the indemnifications within the Purchase Agreement.

13.	In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance for testing indefinite-lived intangible assets for impairment. The revised standard provides entities with an option to perform a “qualitative” assessment to determine whether further testing is necessary when performing an annual impairment assessment for indefinite-lived intangible assets other than goodwill. This new standard is comparable to the guidance finalized last year for goodwill impairment testing. An entity can still choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect that this FASB accounting standard will have a material impact on our financial statements and disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisition of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies, including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, which include the 2011 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

References herein to “Tredegar,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.

Executive Summary

Third-quarter 2012 net income from continuing operations was $14.5 million (45 cents per share) compared with $12.7 million (40 cents per share) in the third quarter of 2011. Net income from continuing operations for the first nine months of 2012 was $29.7 million (92 cents per share) compared with $25.5 million (79 cents per share) in the first nine months of 2011. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3 on page 9. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2012	2011	2012	2011
Net Sales
Film Products	$155,296	$129,733	$459,221	$393,289
Aluminum Extrusions	55,222	66,815	172,525	186,712
Other	2,161	1,406	2,970	1,702

Total net sales	212,679	197,954	634,716	581,703
Add back freight	6,130	4,636	17,404	13,377

Sales as shown in the Consolidated Statements of Income	$218,809	$202,590	$652,120	$595,080

Operating Profit
Film Products:
Ongoing operations	$21,092	$15,485	$49,999	$43,872
Plant shutdowns, asset impairments, restructurings and other	(87)	(1,435)	(1,879)	(2,519)

Aluminum Extrusions:
Ongoing operations	1,846	2,301	7,349	2,539
Plant shutdowns, asset impairments, restructurings and other	(1,067)	(43)	(3,214)	19

Other:
Ongoing operations	503	778	687	610

Total	22,287	17,086	52,942	44,521
Interest income	84	278	337	778
Interest expense	708	367	2,732	1,083
Gain on investment accounted for under fair value method	2,700	—	9,000	—
Stock option-based compensation costs	386	474	1,147	1,481
Corporate expenses, net	4,789	3,920	17,206	10,954

Income from continuing operations before income taxes	19,188	12,603	41,194	31,781
Income taxes from continuing operations	4,661	(133)	11,516	6,329

Income from continuing operations	14,527	12,736	29,678	25,452
Loss from discontinued operations	(7,100)	—	(11,900)	(345)

Net income	$7,427	$12,736	$17,778	$25,107

Film Products

A summary of operating results for Film Products is provided below:

	Quarter Ended September 30		Favorable/ (Unfavorable)	Nine Months Ended September 30		Favorable/ (Unfavorable)
(In Thousands, Except Percentages)	2012	2011	% Change	2012	2011	% Change
Sales volume (pounds)	68,157	51,396	32.6%	203,078	157,852	28.7%
Net sales	$155,296	$129,733	19.7%	$459,221	$393,289	16.8%
Operating profit from ongoing operations	$21,092	$15,485	36.2%	$49,999	$43,872	14.0%

Net sales (sales less freight) in the third quarter and first nine months of 2012 increased in comparison to the same periods in the prior year primarily due to the addition of Terphane. Terphane, which was acquired in the fourth quarter of 2011, generated net sales of $34.8 million in the third quarter of 2012 and $101.6 million in the first nine months of 2012. The increase in net sales for the third quarter of 2012 compared to the third quarter of 2011 from the addition of Terphane was partially offset by lower volumes in personal care materials. For the year-to-date period, the addition of net sales from the acquisition of Terphane was partially offset by lower volumes in all of the other product lines of Film Products.

Operating profit from ongoing operations in the third quarter of 2012 increased in comparison to the third quarter of the prior year as a result of operating profit generated from the addition of Terphane and higher volumes for surface protection products, partially offset by lower volumes and margins for personal care materials and an unfavorable change in the U.S. dollar value of currencies for operations outside the U.S. Higher volumes for surface protection products may indicate improving conditions in the display market, although operating results are expected to fluctuate from quarter-to-quarter. As noted in previous quarters, consumer trends toward value-segment products and low growth rates in developed markets have impacted volumes in the markets that utilize our premium personal care materials. We are experiencing margin compression as we compete in these markets, and cost reductions will be critical to mitigating the impact of these trends.

Operating profit from ongoing operations for the first nine months of 2012 increased versus the prior year primarily due to the addition of Terphane and a favorable change in the estimated impact of the quarterly lag in the pass-through of average resin costs, partially offset by lower volumes, compressed margins for personal care materials and surface protection products and an unfavorable change in the U.S. dollar value of currencies for operations outside the U.S.

Terphane had operating profit from ongoing operations of $6.2 million and $12.8 million in the third quarter and first nine months of 2012, respectively, which included amortization expense of $1.2 million and $3.8 million, respectively. Improved market conditions helped to increase margins for our flexible packaging films, particularly in the Brazilian market. We continue to make progress on addressing production efficiency issues associated with the upgrade of an existing production line, as discussed in previous quarters.

The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was a positive $2.1 million in the third quarter of 2012 compared to a positive $2.5 million in the third quarter of 2011. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $0.5 million in the third quarter of 2012 compared to the third quarter of 2011. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was a positive $0.5 million for the first nine months of 2012 compared to a negative $1.8 million for the first nine months of 2011. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $1.0 million in the first nine months of 2012 compared to the first nine months of 2011.

Effective January 1, 2012, the operations of Bright View Technologies Corporation (“Bright View”) were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation. Operating losses for Bright View in the first nine months of 2012 were $2.9 million, which were consistent with the first nine months of 2011.

Capital expenditures in Film Products were $18.6 million in the first nine months of 2012 compared to $8.9 million in the first nine months of 2011. Film Products currently estimates that capital expenditures will be approximately $36 million in 2012, which includes approximately $22 million in capital expenditures for a project that will expand our capacity at the manufacturing facility in Cabo de Santo Agostinho, Brazil. This multi-year project will significantly increase capacity in Brazil and primarily serve flexible packaging films customers in Latin America. Depreciation expense was $26.8 million in the first nine months of 2012 and $25.5 million in the first nine months of 2011, and is projected to be approximately $35 million in 2012.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

	Quarter Ended September 30		Favorable/ (Unfavorable)	Nine Months Ended September 30		Favorable/ (Unfavorable)
(In Thousands, Except Percentages)	2012	2011	% Change	2012	2011	% Change
Sales volume (pounds)	26,458	29,484	(10.3)%	81,144	82,679	(1.9)%
Net sales	$55,222	$66,815	(17.4)%	$172,525	$186,712	(7.6)%
Operating profit from ongoing operations	$1,846	$2,301	(19.8)%	$7,349	$2,539	189.4%

Net sales in the third quarter and first nine months of 2012 decreased in comparison to the same periods of the prior year due to lower volume resulting from the shutdown of the Kentland, Indiana facility and a decrease in average selling prices as a result of lower average aluminum prices. The plant closure was completed in the third quarter, with approximately half of the business transferred to our other facilities.

Operating profit from ongoing operations was lower in the third quarter of 2012 than in the third quarter of 2011 as higher conversion costs were partially offset by improved pricing and favorable product mix. To meet increased demand for finishing services, manufacturing costs for Aluminum Extrusions were negatively impacted by operating inefficiencies as it ramped up additional capacity. Operating profit from ongoing operations in the first nine months of 2012 was favorable compared to the same period of 2011 primarily as a result of improved pricing and lower energy costs.

As previously noted, Aluminum Extrusions closed its manufacturing facility in Kentland, Indiana in the third quarter of 2012. The plant, whose core market was residential construction, previously employed 146 people. We estimate that charges incurred related to the shutdown will be approximately $4.5 million, and include accelerated depreciation on property, plant and equipment of approximately $2.4 million, severance charges of approximately $1.2 million and other shutdown-related costs of approximately $1 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges, partially offset by adjustment for inventories accounted for under the last-in, first-out (“LIFO”) method. Most of these shutdown charges, which include cash expenditures of approximately $3.5 million, are expected to be recognized over an 18 month period. Starting in 2013, we estimate that the closure of Kentland will have a positive impact on an annual basis of approximately $2-3 million on segment operating profit from ongoing operations in future periods.

On October 1, 2012, Aluminum Extrusions acquired 100% ownership of AACOA for $50.8 million, subject to certain post-closing adjustments. AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition will add fabrication capabilities to Aluminum Extrusions’ current array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

Capital expenditures for Aluminum Extrusions were $1.8 million in the first nine months of 2012 and $2.2 million in the first nine months of 2011. Capital expenditures are projected to be approximately $4 million in 2012. Depreciation expense was $7.6 million in the first nine months of 2012 compared with $6.3 million in first nine months of 2011, and is projected to be approximately $9 million in 2012. Higher depreciation expense in 2012 is primarily related to approximately $2.4 million in accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility

Other

The Other segment includes the mitigation banking business, which is also referred to as Falling Springs. Net sales for this business can fluctuate from quarter-to-quarter as Falling Springs’ revenue varies based upon the timing of development projects within its markets. Operating profit from ongoing operations was $0.7 million in the first nine months of 2012 compared to $0.6 million in the first nine months of 2011.

Corporate Expenses, Interest and Taxes

Pension expense was $6.1 million in the first nine months of 2012, an unfavorable change of $4.4 million from the first nine months of 2011. Most of the impact of pensions on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. We contributed $0.2 million to our pension plans for continuing operations in 2011, and as of September 30, 2012, contributions are expected to be approximately $2.3 million in 2012, which is $3.0 million lower than previously expected. Corporate expenses, net increased in 2012 versus 2011 primarily due to the higher pension expenses noted above, an unrealized loss on our investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), and the timing of certain non-recurring corporate-related expenses.

Interest expense, which includes the amortization of debt issue costs, was $2.7 million in the first nine months of 2012 in comparison to $1.1 million in the first nine months of last year as a result of an increase in the average borrowings under our revolving credit facility, which were used to finance a portion of the purchase price for the acquisition of Terphane.

The effective tax rate used to compute income taxes from continuing operations for the first nine months of 2012 was 28.0% compared to 19.9% in the first nine months of 2011. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months of 2012 and 2011 is shown in the table provided in Note 11 on page 19.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 30.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2011 Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2011, there have been no changes in these policies that have had a material impact on results of operations or financial position. See Note 3 on page 9 for losses related to plant shutdowns, asset impairments, restructurings and other items occurring during the second quarter and first nine months of 2012 and the comparable period in 2011.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance for testing indefinite-lived intangible assets for impairment. The revised standard provides entities with an option to perform a “qualitative” assessment to determine whether further testing is necessary when performing an annual impairment assessment for indefinite-lived intangible assets other than goodwill. This new standard is comparable to the guidance finalized last year for goodwill impairment testing. An entity can still choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect that this FASB accounting standard will have a material impact on our financial statements and disclosures.

Results of Operations

Third Quarter 2012 Compared with Third Quarter 2011

Overall, sales in the third quarter of 2012 increased by 8.0% compared with the third quarter of 2011. Net sales increased 19.7% in Film Products due to the acquisition of Terphane, partially offset by lower volumes in personal care materials. Net sales decreased 17.4% in Aluminum Extrusions due to lower volumes and a decrease in average selling prices as a result of lower average aluminum prices. For more information on net sales and volume, see the executive summary beginning on page 21.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 17.8% in the third quarter of 2012 from 16.4% in the third quarter of 2011. The gross profit margin in Film Products increased primarily due to the improved product mix, partially offset by margin compression for personal care materials. Gross profit margin in Aluminum Extrusions decreased as higher conversion costs were partially offset by improved pricing.

As a percentage of sales, selling, general and administrative and R&D expenses were 9.0% in the third quarter of 2012, a decrease from 10.5% in the third quarter of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to lower acquisition-related expenditures and cost controlling efforts in the current year.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2012 shown in the segment operating profit table on page 22 include:

•

Net pretax charge of $0.7 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $0.6 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.2 million and other shutdown-related charges of $0.7 million, partially offset by adjustments to inventories accounted for under the LIFO method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains on the sale of equipment of $0.3 million (included in “Other income (expense), net” in the consolidated statements of income);

•

Pretax charges of $0.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statement of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•

Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products.

Results in the third quarter of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million ($1.7 million after taxes). See Note 7 for additional information on investments.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. An accrual of $7.1 million ($7.1 million net of tax) was made in the third quarter of 2012 for indemnifications under the purchase agreement related to environmental matters.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2011 shown in the segment operating profit table on page 22 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.3 million in the third quarters of 2012 and 2011, respectively. Interest expense, which includes the amortization of debt issue costs, was $0.7 million in the third quarter of 2012 in comparison to $0.4 million in the third quarter of last year.

Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30
(In Millions)	2012	2011
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$94.2	$—
Average interest rate	2.0%	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$—	$.2
Average interest rate	n/a	3.2%
Total debt:
Average outstanding debt balance	$94.2	$.2
Average interest rate	2.0%	3.2%

The effective tax rate used to compute income taxes from continuing operations for the third quarter of 2012 was 24.3% compared to (1.1)% in the third quarter of 2011. The change in the effective tax rate for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 19.

First Nine Months of 2012 Compared with First Nine Months of 2011

Overall, sales in the first nine months of 2012 increased by 9.6% compared with 2011. Net sales increased 16.8% in Film Products due to the acquisition of Terphane, partially offset by lower volumes in the remaining product lines of Film Products. Net sales decreased 7.6% in Aluminum Extrusions due to lower average selling prices as a result of a decrease in aluminum prices and a slight decrease in sales volumes. For more information on net sales and volume, see the executive summary beginning on page 21.

Consolidated gross profit as a percentage of sales increased to 16.6% in the first nine months of 2012 from 15.5% in 2011. The gross profit margin in Film Products was relatively flat primarily due to margin compression for surface protection and personal care materials, offset by favorable impact of the lag in the pass-through of higher resin costs. Gross profit margin in Aluminum Extrusions increased as a result of improved pricing and lower energy costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.0% in the first nine months of 2012 and 2011.

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2012 shown in the segment operating profit table on page 22 include:

•

Net pretax charge of $2.7 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.2 million and other shutdown-related charges of $0.9 million, partially offset by adjustments to inventories accounted for under the LIFO method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains on the sale of equipment of $0.3 million (included in “Other income (expense), net” in the consolidated statements of income);

•

Pretax charges of $1.0 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•

Pretax charges of $0.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statement of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($71,000) and Aluminum Extrusions ($0.2 million).

Results in the first nine months of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $9.0 million ($5.7 million after taxes). An unrealized loss on our investment in Harbinger (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $1.1 million ($0.7 million after tax) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 7 for additional information on investments.

Accruals of $11.9 million ($11.9 million net of tax) were made in the first nine months of 2012 for indemnifications under the purchase agreement related to the sale of aluminum extrusions business in Canada. All transactions related to the divested aluminum extrusions business in Canada have been reflected as discontinued operations.

Income taxes for the first nine months of 2012 include the recognition of an additional valuation allowance of $1.3 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2011 shown in the segment operating profit table on page 22 include:

•

Pretax charges of $2.3 million for acquisition-related expenses (included in “Selling, general and administrative” expenses in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•

Pretax gain of $1.0 million on the divestiture of our film products business in Roccamontepiano, Italy (included in “Other income (expenses), net” in the consolidated statements of income), which includes the recognition of previously unrealized foreign currency translation gains of $4.3 million that were associated with the business;

•	Pretax charges of $0.8 million for asset impairments in Film Products;

•	Pretax charges of $0.5 million for severance and other employee-related costs in connection with restructurings in Film Products; and

•

Pretax gains of $19,000 for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.3 million in the first nine months of 2012 and $0.8 million in 2011. Interest expense, which includes the amortization of debt issue costs, was $2.7 million in the first nine months of 2012 compared to $1.1 million for the same period in 2011.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30
(In Millions)	2012	2011
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$107.8	$—
Average interest rate	2.2%	n/a
Fixed-rate and other debt:
Average outstanding debt balance	$—	$.4
Average interest rate	n/a	4.4%
Total debt:
Average outstanding debt balance	$107.8	$.4
Average interest rate	2.2%	4.4%

The effective tax rate used to compute income taxes from continuing operations was 28.0% in the first nine months of 2012 compared with 19.9% in the first nine months of 2011. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11 on page 19.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2011 to September 30, 2012 are summarized below:

•	Accounts receivable decreased $2.4 million (2.4%).

•	Accounts receivable in Film Products decreased by $7.0 million due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $4.8 million due to the timing of cash receipts.

•	Accounts receivable for the Other segment decreased $0.2 million due to timing of cash receipts.

•	Inventories increased $5.0 million (8.1%).

•	Inventories in Film Products increased by approximately $6.3 million due to the timing of shipments.

•	Inventories for Aluminum Extrusions decreased by approximately $1.3 million due to the timing of shipments.

•

Net property, plant and equipment decreased $20.9 million (8.1%) due primarily to depreciation of $34.5 million, a change in the value of the U.S. Dollar relative to foreign currencies ($5.7 million decrease) and asset impairments of $0.8 million, partially offset by capital expenditures of $20.6 million.

•	Accounts payable decreased $5.4 million (7.3%).

•	Accounts payable in Film Products decreased $8.7 million due to the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $4.2 million primarily due to the normal volatility associated with the timing of payments.

•	Accounts payable decreased at corporate and the Other segment by $0.9 million due to the normal volatility associated with the timing of payments.

•

Accrued expenses increased by $1.5 million (3.7%) primarily due to higher accruals for contract indemnities related to the previous divestiture of our aluminum extrusions business in Canada, partially offset by payments for post-closing purchase price adjustments related to the acquisition of Terphane.

•

Net deferred income tax liabilities in excess of assets decreased by $1.1 million due to various factors, which primarily include adjustments for differences in depreciation methods for tax and financial reporting purposes, partially offset by changes related to expected limitations on the utilization of assumed capital losses and timing differences for certain investments. Income taxes payable increased by $4.4 million due primarily to the timing of payments.

Cash provided by operating activities was $49.6 million in the first nine months of 2012 compared with $48.7 million in the first nine months of 2011. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $22.8 million in the first nine months of 2012 compared with $9.6 million in the first nine months of 2011. Cash used in investing activities in 2012 primarily includes capital expenditures of $20.6 million and payments for post-closing purchase price adjustments related to the acquisition of Terphane ($3.3 million).

Cash used in financing activities was $51.0 million in the first nine months of 2012 and related to the debt principal payments and financing costs of $46.4 million and the payment of regular quarterly dividends of $4.8 million (15 cents per share). Net cash flow used in financing activities was $3.7 million in the first nine months of 2011 and related to the payment of regular quarterly dividends of $4.3 million (13.5 cents per share), partially offset by the proceeds from the exercise of stock options.

Further information on cash flows for the nine months ended September 30, 2012 and 2011 are provided in the consolidated statements of cash flows on page 5.

Net capitalization and indebtedness as defined the Credit Agreement as of September 30, 2012 were as follows:

Net Capitalization and Indebtedness as of September 30, 2012 (In Thousands)
Net capitalization:
Cash and cash equivalents	$44,167
Debt:
$350 million revolving credit agreement maturing April 23, 2017	80,000
Other debt	—

Total debt	80,000

Debt net of cash and cash equivalents	35,833
Shareholders’ equity	406,898

Net capitalization	$442,731

Indebtedness as defined in revolving credit agreement:
Total debt	$80,000
Face value of letters of credit	4,670
Other	814

Indebtedness	$85,484

On April 23, 2012, we entered into a $350 million five-year, unsecured revolving credit facility (the “Credit Agreement”), with an option to increase the amount by an additional $75 million. The Credit Agreement replaced our previous $300 million four-year, unsecured revolving credit facility that was due to expire on June 21, 2014. In connection with the refinancing, we borrowed $102 million under the new revolving credit facility, which was used, together with available cash on hand, to repay all indebtedness under our previous credit agreement. At September 30, 2012, approximately $229 million was available to borrow under the Credit Agreement based upon the most restrictive covenants. In October 2012, we borrowed an additional $51 million to fund the acquisition of AACOA, reducing our borrowing capacity accordingly.

The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25

At September 30, 2012, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 150 basis points.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended September 30, 2012 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2012:
Net income	$17,526
Plus:
After-tax losses related to discontinued operations	15,944
Total income tax expense for continuing operations	15,835
Interest expense	3,575
Depreciation and amortization expense for continuing operations	50,725
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,403)	8,611
Charges related to stock option grants and awards accounted for under the fair value-based method	1,606
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(582)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(1,516)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	(47)
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(10,600)
Plus cash dividends declared on investments accounted for under the equity method of accounting	42
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	3,860

Adjusted EBITDA as defined in revolving credit agreement	104,979
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(52,529)

Adjusted EBIT as defined in revolving credit agreement	$52,450

Shareholders’ equity at September 30, 2012 as defined in revolving credit agreement	$402,080
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at September 30, 2012:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.81x
Interest coverage ratio (adjusted EBIT-to-interest expense)	14.67x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$108,889
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$328,889
Maximum leverage ratio permitted:
Ongoing	3.00x
Pro forma for acquisitions	2.50x
Minimum interest coverage ratio permitted	2.50x

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

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 30 regarding credit agreement and interest rate exposures.

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

See the executive summary beginning on page 21 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2012 and 2011 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30
	2012		2011
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	6%	—%	7%	—%
Europe	1	13	1	16
Latin America	0	14	1	3
Asia	7	4	8	4

Total	14%	31%	17%	23%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations

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

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit of approximately $0.5 million in the third quarter of 2012 compared with the third quarter of 2011 and $1.0 million in the first nine months of 2012 compared with the first nine months of 2011.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our 2011 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

10.1	Change in Control Severance Agreement, effective September 24, 2012, between the Company and Mary Jane Hellyar (filed as Exhibit 10.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on September 24, 2012, and incorporated herein by reference).

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	November 2, 2012	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2012	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

Date:	November 2, 2012	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Controller
(Principal Accounting Officer)