Form 10-K
period 2012-12-31
TREDEGAR CORP
filed 2013-03-01
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter): $391,082,896*

Number of shares of Common Stock outstanding as of January 31, 2013: 32,082,370 (32,113,983 as of June 30, 2012)

*	In determining this figure, an aggregate of 5,253,894 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2012.

Documents Incorporated By Reference

Portions of the Tredegar Corporation Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K

Year Ended December 31, 2012

*Items	11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS

Description of Business

Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. The financial information related to Tredegar’s film products and aluminum extrusions segments and related geographical areas included in Note 5 to the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.

Film Products

Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics and laminate materials primarily for personal care products and surface protection and packaging applications. These products are manufactured at facilities in the United States (“U.S.”) and The Netherlands, Hungary, China, Brazil and India. In October 2011, Film Products acquired Terphane Holdings LLC (“Terphane”), further expanding our films business in Latin America and the U.S. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.

Personal Care Materials. Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and laminate materials for personal care markets, including:

•

Apertured film and laminate materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinence products (including materials sold under the SoftQuiltTM, ComfortQuiltTM, ComfortAireTM, ComfortFeelTM, SoftAireTM and FreshFeelTM brand names);

•

Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the ExtraFlexTM, FabriFlexTM, StretchTabTM, FlexAireTM and FlexFeelTM brand names); and

•	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDry®, AquiDry PlusTM and AquiSoftTM brand names.

In 2012, 2011 and 2010, personal care products accounted for approximately 38%, 45% and 50% of Tredegar’s consolidated net sales from continuing operations, respectively.

Flexible Packaging Films. Film Products produces specialized polyester (“PET”) films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily sold in Latin America and the U.S. under the Terphane® and Sealphane® brand names. Major end uses include food packaging and industrial applications. In 2012, flexible packaging films accounted for approximately 16% of Tredegar’s consolidated net sales from continuing operations. Tredegar did not offer these films until the fourth quarter of 2011, so flexible packaging films only accounted for approximately 4% of consolidated net sales from continuing operations in 2011.

Surface Protection Films. Film Products produces single and multi-layer surface protection films sold under the UltraMask® and ForceFieldTM brand names. These films are used in high technology applications, most notably protecting high-value components of flat panel displays used in monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2012, 2011 and 2010, surface protection films accounted for approximately 8%, 9% and 12% of Tredegar’s consolidated net sales from continuing operations, respectively.

Polyethylene Overwrap & Polypropylene Films. Film Products produces various types of polyethylene and polypropylene overwrap films. Applications for polyethylene films include an emphasis on packaging for paper products. These products provide our customers with thin-gauge films that are readily printable and convertible on conventional processing equipment. Film Products also manufactures polypropylene films for packaging applications. Major end uses for polyethylene and polypropylene films include overwrap for bathroom tissue and paper towels as well as retort pouches.

Films for Other Markets. Film Products also makes a variety of specialty films and film-based products that provide tailored functionality for the illumination market as well as various other markets. By leveraging the combination of film capabilities and our patented microstructure technology, we are able to offer optical management products for a wide range of applications, including lighting, signage and durable goods.

The operations of Bright View Technologies Corporation (“Bright View”) were incorporated into Film Products effective January 1, 2012 to better leverage efforts to produce films for new market segments. Bright View is a developer and producer of high-value microstructure-based optical films for the LED (light-emitting diode) and fluorescent lighting markets.

Raw Materials. The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, Purified Terephthalic Acid (“PTA”) and Mono-ethylene Glycol (“MEG”), which are obtained from domestic and foreign suppliers at competitive prices. We believe there will be an adequate supply of these raw materials in the foreseeable future. Film Products also buys polypropylene-based nonwoven fabrics based on the resins previously noted and styrenic block copolymers, and we believe there will be an adequate supply in the foreseeable future.

Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $264 million in 2012, $280 million in 2011 and $273 million in 2010 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).

P&G and Tredegar have had a successful long-term relationship based on cooperation, product innovation and continuous process improvement. The loss or significant reduction in sales associated with P&G would have a material adverse effect on our business.

Aluminum Extrusions

The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”) produce high-quality, soft-alloy aluminum extrusions primarily for building and construction, distribution, transportation, electrical, consumer durables and machinery and equipment markets. Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted and fabricated aluminum extrusions for sale directly to fabricators and distributors, and it competes primarily on the basis of product quality, service and price. Sales are made primarily in the U.S., principally east of the Rocky Mountains.

On October 1, 2012, Aluminum Extrusions acquired AACOA, Inc. (“AACOA”). AACOA produces aluminum extrusions and provides anodizing services to customers in the consumer durables, machinery and equipment and transportation markets. Our acquisition of AACOA allows us to add fabrication capabilities to Aluminum Extrusions’ current array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

The primary end-uses in each of Aluminum Extrusions’ primary market segments include:

Major Markets	End-Uses

Residential & nonresidential construction	Windows and doors, pre-engineered structures, wall panels, partitions and interior enclosures, ducts, louvers and vents, curtain walls, storefronts and entrances, walkway covers, bus shelters, point of purchase displays, shower and tub enclosures, railings and support systems, venetian blinds, acoustical ceilings and walls, swimming pools and storm shutters

Transportation	Automotive and light truck products, spare parts, after-market automotive accessories, travel trailers and recreation vehicles

Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Standard profiles (rod, bar, tube and pipe), hurricane shutters, pleasure boat accessories, theatre set structures and other applications

Consumer durables	Refrigerators and freezers, office and institutional furniture, serving carts and pleasure boats

Electrical	Lighting fixtures (LED housings and heat sinks), solar panels, electronic apparatus and rigid and flexible conduits

Machinery & equipment	Material handling equipment, conveyors and conveying systems, hospital patient lifts, office machines and industrial erector sets

Aluminum Extrusions’ sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume

by Market Segment (Continuing Operations) *

	2012	2011	2010
Building and construction:
Nonresidential	70%	70%	68%
Residential	9	12	14
Distribution	5	6	5
Transportation	5	6	8
Consumer durables	5	2	2
Machinery and equipment	4	2	1
Electrical	2	2	2

Total	100%	100%	100%

*	Includes sales volumes for AACOA for the fourth quarter of 2012 (subsequent to accquisition).

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

Other

In February 2010, we added a new segment, Other, comprised of the start-up operations of Bright View and Falling Springs, LLC (“Falling Springs”). As previously noted, the operations of Bright View were incorporated into Film Products effective January 1, 2012 to better leverage efforts to produce films for new market segments. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation.

Falling Springs develops, owns and operates multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks create saleable credits that are used by the purchaser of credits to offset the negative environmental impacts from private and public development projects. On November 20, 2012, we sold our membership interests in Falling Springs to Arc Ventures, LC, a Virginia limited liability company affiliated with John D. Gottwald, a member of Tredegar’s Board of Directors, for cash and stock proceeds of $16.6 million. The corresponding loss on sale of $3.1 million and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. With the sale of Falling Springs, there is no longer an Other segment to report.

General

Intellectual Property. We consider patents, licenses and trademarks to be of significance for Film Products. We routinely apply for patents on significant developments in these businesses. As of December 31, 2012, Film Products held 342 issued patents (108 of which are issued in the U.S.) and 117 trademarks (19 of which are issued in the U.S.). Aluminum Extrusions held three U.S. trademark registrations. Our patents have remaining terms ranging from 1 to 20 years. We also have licenses under patents owned by third parties.

Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2012, 2011 and 2010 was primarily related to Film Products. As of December 31, 2012, Film Products has technical centers in Bloomfield, New York; Cabo de Santo Agostinho, Brazil; Richmond, Virginia; Morrisville, North Carolina; and Terre Haute, Indiana. R&D spending was approximately $13.2 million in 2012, $13.2 million in 2011 and $13.6 million in 2010.

Backlog. Backlogs are not material to our operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2012 increased by approximately 77% compared with December 31, 2011, with approximately half of this increase being attributed to the addition of AACOA. Demand for extruded aluminum shapes continued to improve in 2012. Volume for Aluminum Extrusions, which we believe is cyclical in nature, was 114.8 million pounds in 2012, 108.0 million pounds in 2011 and 94.9 million pounds in 2010.

Government Regulation. U.S. laws concerning the environment to which our domestic operations are or may be subject include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), all as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. Compliance with these laws is an important consideration for us because we use hazardous materials in some of our operations, we are a generator of hazardous waste, and wastewater from our operations is discharged to various types of wastewater management systems. Under CERCLA and other laws, we may be subject to financial exposure for costs associated with waste management and disposal, even if we fully comply with applicable environmental laws.

The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Additional regulations are anticipated. Several of our manufacturing operations result in emissions or GHG and are subject to the current GHG regulations. Compliance with these regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but it is not anticipated to have a material adverse effect on our financial condition or results of operations based on information currently available.

Tredegar is also subject to the governmental regulations in the countries where we conduct business.

At December 31, 2012, we believe that we were in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where we conduct business. Environmental standards tend to become more stringent over time. In order to maintain substantial compliance with such standards, we may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities. Furthermore, our failure to comply with current or future laws and regulations could subject us to substantial penalties, fines, costs and expenses.

Employees. Tredegar employed approximately 2,700 people at December 31, 2012.

Available Information and Corporate Governance Documents. Our Internet address is www.tredegar.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, our Corporate Governance Guidelines, Code of Conduct and the charters of our Audit, Executive Compensation and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through our website is not, and shall not be deemed to be, a part of this report or incorporated into other filings we make with the SEC.

Item 1A.	RISK FACTORS

There are a number of risks and uncertainties that could have a material adverse effect on the operating results of our businesses and our consolidated financial condition and liquidity. The following risk factors should be considered, in addition to the other information included in this Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”), when evaluating Tredegar and our businesses:

General

•

Our performance is influenced by costs incurred by our operating companies, including, for example, the cost of raw materials and energy. These costs include, without limitation, the cost of resin, PTA and MEG (the raw materials on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts on pages 35-36. We attempt to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to our customers or that we will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, our cost control efforts may not be sufficient to offset any additional future declines in revenue or increases in raw material, energy or other costs.

•

Tredegar and its customers operate in highly competitive markets. Tredegar and its businesses compete on product innovation, quality, price and service, and our businesses and their customers operate in highly competitive markets. Global market conditions continue to exacerbate our exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. We attempt to mitigate the effects of this trend through cost saving measures and manufacturing efficiency initiatives, but these efforts may not be sufficient to offset the impact of margin compression as a result of competitive pressure.

•

Tredegar may not be able to successfully execute its acquisition strategy. New acquisitions, such as our October 2011 acquisition of Terphane and our October 2012 acquisition of AACOA, can provide meaningful opportunities to grow our business and improve profitability. Acquired businesses may not achieve expected levels of revenue, profit or productivity, or otherwise perform as we expect. Acquisitions involve special risks, including, without limitation, diversion of management’s time and attention from our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements. While our strategy is to acquire businesses that will improve our competitiveness and profitability, acquisitions may not be successful or accretive to earnings.

•

Noncompliance with any of the covenants in our $350 million credit facility could result in all debt under the agreement outstanding at such time becoming due and limiting our borrowing capacity, which could have a material adverse effect on our financial condition and liquidity. The credit agreement governing our revolving credit facility contains restrictions and financial covenants that could restrict our operational and financial flexibility. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on our financial condition and liquidity. Renegotiation of the covenant(s) through an amendment to our revolving credit facility may effectively cure the noncompliance, but may have a negative effect on our consolidated financial condition or liquidity depending upon how the amended covenant is renegotiated.

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

•

Tredegar could be required to make additional cash contributions to its defined benefit (pension) plan. We sponsor a pension plan that covers certain hourly and salaried employees in the U.S. Recent economic trends have resulted in a significant reduction in interest rates and plan asset investment returns. Cash contribution requirements for the pension plan are sensitive to changes in these market factors. We expect that we will be required to make a cash contribution of approximately $0.2 million to our underfunded pension plan in 2013, and we may be required to make additional cash contributions in future periods if current trends in interest rates continue, volatility in investment returns on plan assets persist or if our plan asset investment returns lag market performance.

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

•

Material disruptions at one of our major manufacturing facilities could negatively impact our financial results. We believe our facilities are operated in compliance with applicable local laws and regulations and that we have implemented measures to minimize the risks of disruption at our facilities. A material disruption in one of our operating locations could negatively impact production and our financial results. Such a disruption could be a result of any number of events, including but not limited to: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions.

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

•

Our investments (primarily $7.5 million of investments in Intelliject and a $3.6 million net investment in Harbinger) have high risk. The value of our investment in a specialty pharmaceutical company, Intelliject, Inc. (“Intelliject”), can fluctuate, primarily as a result of its ability to meet its developmental and commercialization milestones within an anticipated time frame. Intelliject received approval from the U.S. Food and Drug Administration for its first product in 2012, with market launch of the product in the first quarter of 2013. As Intelliject continues to invest in its product pipeline, it may require additional rounds of financing to have the opportunity to complete product pipeline development and bring its technology to market, which may never occur. The estimated fair value of our investment was $33.7 million at December 31, 2012.

Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”) is a private investment fund, and an investment in the fund involves risk and is subject to limitations on withdrawal. The amount of future installments of withdrawal proceeds is uncertain, and the timing of such payments is not known.

There is no secondary market for selling our interests in either investment. As a result, we may be required to bear the risk of our investment in Intelliject and Harbinger for an indefinite period of time.

Film Products

•

Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 31% of Tredegar’s consolidated net sales from continuing operations in 2012, 36% in 2011 and 38% in 2010. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replace our business with P&G. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

•

Growth of Film Products depends on our ability to develop and deliver new products at competitive prices. Personal care materials, surface protection films and polyethylene overwrap and polypropylene films are now being made with a variety of new materials and the overall cycle for changing materials has accelerated. While we have substantial technological resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business, results of operations and cash flows. In the long term, growth will depend on our ability to provide innovative materials at a price that meets our customers’ needs.

•

Failure of our customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact sales and operating margins. Our products serve as components for various consumer products sold worldwide. Our customers’ ability to successfully develop, manufacture and market their products is integral to our success. In addition, many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions. Downturns in the businesses that use our products can adversely affect our sales and operating margins.

•

Continued growth in Film Products’ sale of protective film products is not assured. A shift in our customers’ preference to new or different products or new technology that displaces the need for protective films that currently utilize our surface protection applications could have a material adverse effect on our sales of protective films. Surface protection films accounted for approximately 8%, 9% and 12% of Tredegar’s consolidated net sales from continuing operations in 2012, 2011 and 2010, respectively. Unanticipated changes in the demand for our customers’ products, a decline in the rate of growth for flat panel displays or improvements in the durability of flat panel displays could have a material adverse effect on protective film sales.

•

Our substantial international operations subject us to risks of doing business in countries outside the U.S., which could adversely affect our business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions or governmental policies, potential difficulty enforcing agreements and intellectual property rights, modifications in foreign tax laws and incentives, staffing and managing widespread operations and the challenges of complying with a wide variety of laws and regulations, restrictions on international trade or investment, restrictions on the repatriation of income, fluctuations in exchange rates, imposition of additional taxes on our income generated outside the U.S., nationalization of private enterprises and unexpected adverse changes in international laws and regulatory requirements. In addition, while expanding operations into emerging foreign markets provides greater opportunities for growth, there are certain operating risks, as previously noted.

•

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a material adverse impact on Film Products. Film Products operates in an industry where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a materially adverse effect on the financial condition and results of operations in Film Products.

•

U.S. and global economic conditions could have an adverse effect on the operating results of some or all of our operations. As Films Products expands its business into new products and geographic regions, operating results and our financial condition could become more sensitive to changes in macroeconomic conditions, including fluctuations in exchange rates. Sales associated with new products and regions tend to more closely follow the cycles within the economy. Cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from lower customer demand in an economic downturn. Therefore, as such product offerings become a greater part of the film products business, our operating results and financial condition may be adversely impacted by seasonal slowdowns, cyclical downturns in the economy or changes in foreign currency rates.

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

Although our sales volumes have improved in recent years, there is uncertainty surrounding the extent and timing of a full recovery in the building and construction sector. Therefore, the extent and timing of the recovery of sales volumes and profits for Aluminum Extrusions is uncertain, especially since there can be a lag in the recovery of its end-use markets in comparison to the overall economic recovery.

•

The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,200 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 5% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy. Future success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.

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

In the past, imports into the U.S., primarily from China, represented an increasing portion of the U.S. aluminum extrusion market. However, following an affirmative determination by the U.S. International Trade Commission in April 2011 that dumped and subsidized imports of aluminum extrusion from China are a cause of material injury to the domestic industry, the U.S. Department of Commerce has applied duties to these imported products. As a result, aluminum extrusion imports from China have decreased significantly. While the risk to the domestic industry has been abated for the time being, efforts continue to address the challenges and circumvention issues that remain.

Item 1B.	UNRESOLVED STAFF COMMENTS

  None.

Item 2.	PROPERTIES

General

Most of the improved real property and the other assets used in our operations are owned, and none of the owned property is subject to an encumbrance that is material to our consolidated operations. We consider the plants, warehouses and other properties and assets owned or leased by us to be in generally good condition.

We believe that the capacity of our plants is adequate to meet our immediate needs. Our plants generally have operated at approximately 40-95% of capacity during 2012. Our corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

Our principal plants and facilities are listed below:

Film Products

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York	Cabo de Santo Agostinho, Brazil	Production of plastic films and laminate materials
(technical center and production facility)	(technical center and production facility)
Lake Zurich, Illinois Morrisville, North Carolina	Guangzhou, China Kerkrade, The Netherlands
(technical center and production facility) ( leased)	Pune, India Rétság, Hungary
Pottsville, Pennsylvania Red Springs, North Carolina (leased) Richmond, Virginia (technical center) (leased) Terre Haute, Indiana (technical center and production facility)	São Paulo, Brazil Shanghai, China

Aluminum Extrusions

Locations in the U.S.	Principal Operations
Carthage, Tennessee Elkhart, Indiana Newnan, Georgia Niles, Michigan	Production of aluminum extrusions, fabrication and finishing

Item 3.	LEGAL PROCEEDINGS

  None.

Item 4.	MINE SAFETY DISCLOSURES

  None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock and Shareholder Data

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 32,069,370 shares of common stock held by 2,513 shareholders of record on December 31, 2012.

The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2012		2011
	High	Low	High	Low
First quarter	$26.29	$19.13	$21.58	$18.23
Second quarter	20.51	13.49	22.87	16.97
Third quarter	18.95	13.50	20.35	14.15
Fourth quarter	20.42	16.54	23.00	13.92

The closing price of our common stock on February 22, 2013 was $25.65.

Dividend Information

We have paid a dividend every quarter since becoming a public company in July 1989. We paid quarterly dividends of 4 1/2 cents per share in the first two quarters of 2012 and 6 cents per share in the final two quarters of 2012. We also paid a one-time dividend of 75 cents per share to all shareholders in December 2012. We paid a quarterly dividend of 4 1/2 cents per share in 2011, and 4 cents per share in 2010.

All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our revolving credit agreement and other such considerations as the Board deems relevant. See Note 11 beginning on page 68 for the restrictions contained in our revolving credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced that our Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of Tredegar’s outstanding common stock. The authorization has no time limit. We did not repurchase any shares in the open market or otherwise in 2012 or 2011 under this standing authorization. We repurchased approximately 2.1 million shares in 2010 of our common stock in the open market at an average price of $16.54 per share.

We received 209,576 shares in 2012 at a price of $17.70 per share as consideration from Arc Ventures, LC in connection with our divestiture of Falling Springs. Shares received from the sale of Falling Springs do not represent shares repurchased under the current approved program.

Comparative Tredegar Common Stock Performance

The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2012. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

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

Legal Counsel	Independent Registered Public Accounting Firm
Hunton & Williams LLP	PricewaterhouseCoopers LLP
Richmond, Virginia	Richmond, Virginia

Item 6.	SELECTED FINANCIAL DATA

The tables that follow on pages 14-19 present certain selected financial and segment information for the five years ended December 31, 2012.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2012		2011		2010		2009		2008
(In Thousands, Except Per-Share Data)
Results of Operations (a):
Sales	$882,188		$794,420		$738,200		$648,613		$883,899
Other income (expense), net	18,119	(c)	3,213	(d)	(1,182	)(e)	8,464	(f)	10,341	(g)

	900,307		797,633		737,018		657,077		894,240

Cost of goods sold	712,660	(c)	654,087	(d)	594,987	(e)	516,933	(f)	739,721	(g)
Freight	24,846		18,488		17,812		16,085		20,782
Selling, general & administrative expenses	73,717	(c)	67,808	(d)	67,729		60,481		58,699
Research and development expenses	13,162		13,219		13,625		11,856		11,005
Amortization of intangibles	5,806		1,399		466		120		123
Interest expense	3,590		1,926		1,136		783		2,393
Asset impairments and costs associated with exit and disposal activities	5,022	(c)	1,917	(d)	773	(e)	2,950	(f)	12,390	(g)
Goodwill impairment charge	—		—		—		30,559	(b)	—

	838,803		758,844		696,528		639,767		845,113

Income from continuing operations before income taxes	61,504		38,789		40,490		17,310		49,127
Income taxes	18,319	(c)	10,244	(d)	13,649	(e)	18,663	(f)	19,486	(g)

Income (loss) from continuing operations (a)	43,185		28,545		26,841		(1,353)		29,641
Discontinued operations, net of tax (a)	(14,934	)(a)	(3,690	)(a)	186		—		(705	)(a)

Net income (loss)	$28,251		$24,855		$27,027		$(1,353)		$28,936

Diluted earnings (loss) per share (a):
Continuing operations	$1.34		$.89		$.82		$(.04)		$.87
Discontinued operations	(.46)		(.12)		.01		—		(.02)

Net income (loss)	$.88		$.77		$.83		$(.04)		$.85

Refer to notes to financial tables on page 19.

FIVE-YEAR SUMMARY

Tredegar Corporation and Subsidiaries

Years Ended December 31	2012		2011	2010	2009	2008
(In Thousands, Except Per-Share Data)
Share Data:
Equity per share	$11.61		$12.38	$13.10	$12.66	$12.40
Cash dividends declared per share	.96	(k)	.18	.16	.16	.16
Weighted average common shares outstanding during the period	32,032		31,932	32,292	33,861	33,977
Shares used to compute diluted earnings (loss) per share during the period	32,193		32,213	32,572	33,861	34,194
Shares outstanding at end of period	32,069		32,057	31,883	33,888	33,910
Closing market price per share:
High	$26.29		$23.00	$20.19	$18.68	$20.59
Low	13.49		13.92	14.93	12.79	11.41
End of year	20.42		22.22	19.38	15.82	18.18
Total return to shareholders (h)	(3.8)%		15.6%	23.5%	(12.1)%	14.1%

Financial Position:
Total assets	$783,165		$780,610	$580,342	$596,279	$610,632
Cash and cash equivalents	48,822		68,939	73,191	90,663	45,975
Debt	128,000		125,000	450	1,163	22,702
Shareholders’ equity (net book value)	372,252		396,907	417,546	429,072	420,416
Equity market capitalization (i)	654,857		712,307	617,893	536,108	616,484

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Net Sales (j)

Segment	2012	2011	2010	2009	2008
(In Thousands)
Film Products	$611,877	$535,540	$520,749	$455,007	$522,839
Aluminum Extrusions	245,465	240,392	199,639	177,521	340,278

Total net sales	857,342	775,932	720,388	632,528	863,117
Add back freight	24,846	18,488	17,812	16,085	20,782

Sales as shown in Consolidated Statements of Income	$882,188	$794,420	$738,200	$648,613	$883,899

Identifiable Assets

Segment	2012	2011	2010	2009	2008
(In Thousands)
Film Products	$551,842	$574,571	$368,853	$371,639	$399,895
Aluminum Extrusions	129,279	78,661	81,731	82,429	112,259
AFBS (formerly Therics)	—	—	583	1,147	1,629

Subtotal	681,121	653,232	451,167	455,215	513,783
General corporate	53,222	40,917	41,833	50,401	50,874
Cash and cash equivalents	48,822	68,939	73,191	90,663	45,975

Identifiable assets from continuing operations	783,165	763,088	566,191	596,279	610,632
Discontinued operations (a):	—	17,522	14,151	—	—

Total	$783,165	$780,610	$580,342	$596,279	$610,632

Refer to notes to financial tables on page 19.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Operating Profit

Segment	2012		2011		2010		2009		2008
(In Thousands)
Film Products:
Ongoing operations	$69,950		$59,493		$66,718		$64,379		$53,914
Plant shutdowns, asset impairments, restructurings and other	(109	)(c)	(6,807	)(d)	(758	)(e)	(1,846	)(f)	(11,297	)(g)

Aluminum Extrusions:
Ongoing operations	9,037		3,457		(4,154)		(6,494)		10,132
Plant shutdowns, asset impairments, restructurings and other	(5,427	)(c)	58	(d)	493	(e)	(639	)(f)	(687	)(g)
Goodwill impairment charge	—		—		—		(30,559	)(b)	—

AFBS (formerly Therics):
Gain on sale of investments in Theken Spine and Therics, LLC	—		—		—		1,968	(f)	1,499	(g)

Total	73,451		56,201		62,299		26,809		53,561
Interest income	418		1,023		709		806		1,006
Interest expense	3,590		1,926		1,136		783		2,393
Gain on sale of corporate assets	—		—		—		404		1,001
Gain (loss) on investment accounted for under the fair value method	16,100	(c)	1,600	(d)	(2,200	)(e)	5,100	(f)	5,600	(g)
Stock option-based compensation costs	1,432		1,940		2,064		1,692		782
Corporate expenses, net	23,443	(c)	16,169	(d)	17,118		13,334		8,866

Income from continuing operations before income taxes	61,504		38,789		40,490		17,310		49,127
Income taxes	18,319	(c)	10,244	(d)	13,649	(e)	18,663	(f)	19,486	(g)

Income (loss) from continuing operations	43,185		28,545		26,841		(1,353)		29,641
Income (loss) from discontinued operations, net of tax (a)	(14,934	)(a)	(3,690	)(a)	186	(a)	—		(705	)(a)

Net income (loss)	$28,251		$24,855		$27,027		$(1,353)		$28,936

Refer to notes to financial tables on page 19.

SEGMENT TABLES

Tredegar Corporation and Subsidiaries

Depreciation and Amortization

Segment	2012	2011	2010	2009	2008
(In Thousands)
Film Products	$39,202	$36,315	$34,448	$32,360	$34,588
Aluminum Extrusions	9,984	8,333	9,054	7,566	8,018

Subtotal	49,186	44,648	43,502	39,926	42,606
General corporate	73	75	74	71	70

Total continuing operations	49,259	44,723	43,576	39,997	42,676
Discontinued operations (a):	10	12	12	—	515

Total	$49,269	$44,735	$43,588	$39,997	$43,191

Capital Expenditures and Investments

Segment	2012	2011	2010	2009	2008
(In Thousands)
Film Products	$30,484	$13,107	$15,839	$11,487	$11,135
Aluminum Extrusions	2,332	2,697	4,339	22,530	9,692

Subtotal	32,816	15,804	20,178	34,017	20,827
General corporate	436	76	236	125	78

Capital expenditures for continuing operations	33,252	15,880	20,414	34,142	20,905
Discontinued operations (a):	—	—	4	—	39

Total capital expenditures	33,252	15,880	20,418	34,142	20,944
Investments	—	—	—	—	5,391

Total	$33,252	$15,880	$20,418	$34,142	$26,335

Refer to notes to financial tables on page 19.

NOTES TO FINANCIAL TABLES

(a)	On November 20, 2012, we sold our membership interests in Falling Springs. All historical results for this business have been reflected in discontinued operations. In 2012, discontinued operations also includes an after-tax loss of $2.0 million from the sale of Falling Springs in addition to operating results through the closing date. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2012 and 2011, discontinuned operations include after-tax charges of $13.4 million and $4.4 million, respectively, to accrue for indemnifications under the purchase agreement related to environmental matters. In 2008, discontinued operations include an after-tax loss of $0.4 million on the sale in addition to operating results through the closing date.
(b)	A goodwill impairment charge of $30.6 million ($30.6 million after taxes) was recognized in Aluminum Extrusions upon completion of an impairment analysis performed as of March 31, 2009. The non-cash charge resulted from the estimated adverse impact on the business unit’s fair value of possible future losses and the uncertainty of the amount and timing of an economic recovery.
(c)	Plant shutdowns, asset impairments, restructurings and other for 2012 include a net charge of $3.6 million associated with the shutdown of our aluminum extrusions manufacturing facility in Kentland, Indiana, which included accelerated depreciation for property and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statement of income), severance and other employee-related costs of $1.2 million and other shutdown-related charges of $2.3 million, partially offset by adjustments to inventories accounted for under the last-in, first-out method of $1.5 million (included in “Cost of goods sold” in the consolidated statement of income) and gains of $0.8 million (included in “Other income (expense), net” in the consolidated statements of income); a gain of $1.3 million in Film Products (included in “Other income (expense), net” in the consolidated statements of income) associated with an insurance recovery on idle equipment that was destroyed in a fire at an outside warehouse; charges of $1.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $1.1 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; gain of $1.1 million (included in “Other income (expense), net” in the consolidated statements of income) on the sale of a previously shutdown film products manufacturing facility in LaGrange, Georgia; losses of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; charges of $0.5 million for severance and other employee-related costs in connection with restructurings in Film Products ($0.3 million) and Aluminum Extrusions ($0.2 million); charges of $0.2 million for asset impairments in Film Products; charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $0.1 million associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA; and a charge of $0.1 million (included in “Costs of goods sold” in the consolidated statement of income) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions. The gain from the write-up of an investment accounted for under the fair value method of $16.1 million and the unrealized loss on our investment in Harbinger of $1.1 million in 2012 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2012 include the recognition of an additional valuation allowance of $1.3 million related to the expected limitations on the utilization of assumed capital losses on certain investments.
(d)	Plant shutdowns, asset impairments, restructurings and other for 2011 include charges of $4.8 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; charges of $1.4 million for asset impairments in Films Products; a gain of $1.0 million on the disposition of our film products business in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrecognized foreign currency translation gains of $4.3 million that were associated with the business; charges of $0.7 million associated with purchase accounting adjustments made to the value of inventory sold by Films Products after its purchase of Terphane (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.5 million for severance and other employee related costs in connection with restructurings in Film Products; charges of $0.4 million for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; and gains of $0.1 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income). The gain from the write-up of an investment accounted for under the fair value method of $1.6 million and the unrealized loss on our investment in Harbinger of $0.6 million in 2011 are included in “Other income (expense), net” in the consolidated statements of income.
(e)	Plant shutdowns, asset impairments, restructurings and other for 2010 include gains of $0.9 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); asset impairment charges of $0.6 million related to Films Products; a charge of $0.4 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.2 million for severance and other employee-related costs in connection with restructurings in Film Products; a gain of $0.1 million on the sale of previously impaired equipment (included in “Other income (loss), net” in the consolidated statements of income) at the film products manufacturing facility in Pottsville, Pennsylvania; and losses of $0.1 million on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia. The loss from the write-down of an investment accounted for under the fair value method of $2.2 million in 2010 is included in “Other income (expense), net” in the consolidated statement of income. Income taxes in 2010 include the recognition of an additional valuation allowance of $0.2 million related to the expected limitations on the utilization of assumed capital losses on certain investments.
(f)	Plant shutdowns, asset impairments, restructurings and other for 2009 include a charge of $2.1 million for severance and other employee related costs in connection with restructurings for Film Products ($1.3 million), Aluminum Extrusions ($0.4 million) and corporate headquarters ($0.4 million, included in “Corporate expenses, net” in the operating profit by segment table); an asset impairment charge of $1.0 million in Films Products; losses of $1.0 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); a gain of $0.6 million related to the sale of land at our aluminum extrusions facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income); a gain of $0.3 million on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; a gain of $0.2 million on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); a gain of $0.1 million related to the reversal to income of certain inventory impairment accruals in Film Products; and a net charge of $0.1 million (included in “Costs of goods sold” in the consolidated statement of income) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions. The gain from the write-up of an investment accounted for under the fair value method of $5.1 million in 2009 is included in “Other income (expense), net” in the consolidated statement of income. The gain on sale of investments in Theken Spine and Therics, LLC, which is also included in “Other income (expense), net” in the consolidated statement of income, includes the receipt of a contractual earn-out payment of $1.8 million and a post-closing contractual adjustment of $0.2 million. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Income taxes in 2009 include the recognition of an additional valuation allowance of $2.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments.
(g)	Plant shutdowns, asset impairments, restructurings and other for 2008 include an asset impairment charge of $9.7 million for Film Products; a charge of $2.7 million for severance and other employee related costs in connection with restructurings for Film Products ($2.2 million) and Aluminum Extrusions ($0.5 million); a gain of $0.6 million from the sale of land rights and related improvements at the film products facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statement of income); and a $0.2 million charge related to expected future environmental costs at the aluminum extrusions facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The gain of $1.5 million from the sale of our investments in Theken Spine and Therics, LLC is included in “Other income (expense), net” in the consolidated statements of income. The gain from the write-up of an investment accounted for under the fair value method of $5.6 million in 2008 is included in “Other income (expense), net” in the consolidated statements of income. Income taxes in 2008 includes the reversal of a valuation allowance recognized in the third quarter of 2007 of $1.1 million that originally related to expected limitations on the utilization of assumed capital losses on certain investments.
(h)	Total return to shareholders is defined as the change in stock price during the year plus dividends per share, divided by the stock price at the beginning of the year.
(i)	Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.
(j)	Net sales represent gross sales less freight. Net sales is the measure used by the chief operating decision maker of each segment for purposes of assessing performance.
(k)	In addition to quarterly dividends of 4 1/2 cents per share in the the first and second quarters and 6 cents per share in the third and fourth quarters of 2012, there was a special one-time dividend of 75 cents per share paid to shareholders in December 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

General

Tredegar is primarily a manufacturer of plastic films and aluminum extrusions. Descriptions of all of our businesses are provided on pages 1-9.

Sales from continuing operations were $882.2 million in 2012 compared to $794.4 million in 2011. Income from continuing operations was $43.2 million ($1.34 per diluted share) in 2012, compared with $28.5 million (89 cents per diluted share) in 2011. Losses associated with plant shutdowns, assets impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in results of continuing operations beginning on page 25. The business segment review begins on page 38.

Film Products

A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2012	2011	% Change
Sales volume (pounds)	270,265	218,727	23.6%
Net sales	$611,877	$535,540	14.3%
Operating profit from ongoing operations	$69,950	$59,493	17.6%

The improvement in operating results for Film Products in 2012 was primarily driven by higher volumes in flexible packaging films as a result of our acquisition of Terphane on October 24, 2011. Net sales (sales less freight) for Terphane were $138.0 million in 2012 compared to $28.3 million in 2011. The impact on operating profit from ongoing operations directly attributable to the acquisition of Terphane was $19.1 million in 2012, which includes amortization expense of $5.1 million. In 2011, operating profit from ongoing operations attributed to the addition of Terphane was approximately $3.0 million, which included $0.9 million in one-time reimbursements for custom duties and $0.9 million of amortization expense.

As noted above, net sales for 2012 increased in comparison to 2011 primarily due to the acquisition of Terphane. Higher net sales from the addition of Terphane were primarily offset by lower volumes in the other product lines of approximately $18.7 million, the unfavorable change in the U.S. dollar value of currencies for operations outside the U.S. of approximately $10.1 million and a decrease in average selling prices of approximately $4.6 million. Lower net sales volumes are primarily related to lower volumes for personal care materials and polyethylene overwrap films, partially offset by improved performance in surface protection films in the fourth quarter of 2012. The decrease in the average selling prices in 2012 compared to 2011 can be primarily attributed to pricing pressures.

The increase in operating profit from ongoing operations in 2012 compared to 2011 is primarily due to the acquisition of Terphane, partially offset by lower volumes and compressed margins for personal care materials and the unfavorable impact of the change in the U.S. dollar value of currencies outside the U.S. Excluding the impact of the acquisition of Terphane, lower volumes in Film Products had an unfavorable impact of approximately $4.8 million in 2012 compared to 2011. Lower volumes in personal care materials were partially mitigated by higher sales volumes for surface protection films. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $1.4 million in 2012 compared to 2011. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.5 million in 2012 compared to a negative $0.8 million in 2011.

Effective January 1, 2012, the operations of Bright View were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation. Operating losses for Bright View in 2012 were consistent with 2011 at $3.8 million.

Capital expenditures in Film Products were $30.5 million in 2012 compared to $13.1 million in 2011, which included approximately $19.6 million in capital expenditures for a project that will expand our capacity at the manufacturing facility in Cabo de Santo Agostinho, Brazil. Film Products currently estimates that capital expenditures will be approximately $80 million in 2013, which includes approximately $49 million for the capacity expansion project in Brazil. This multi-year project will significantly increase capacity in Brazil and primarily serve flexible packaging films customers in Latin America. Depreciation expense was $33.9 million in 2012 and $34.9 million in 2011, and is projected to be approximately $32 million in 2013.

Aluminum Extrusions

On October 1, 2012, The William L. Bonnell Company acquired 100% ownership of AACOA. The purchase price, net of cash acquired, of $54.6 million was primarily funded using financing secured from our existing $350 million revolving credit facility. AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan, and its primary markets include consumer durables, machinery and equipment and transportation. The acquisition will add fabrication capabilities to Aluminum Extrusions’ current array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2012	2011	% Change
Sales volume (pounds)	114,845	107,997	6.3%
Net sales	$245,465	$240,392	2.1%
Operating profit from ongoing operations	$9,037	$3,457	161.4%

Net sales in 2012 increased versus 2011 primarily due to the acquisition of AACOA, partially offset by a decrease in average selling prices driven by lower aluminum prices and lower volume resulting from the shutdown of the Kentland facility. AACOA, which was acquired on October 1, 2012, had net sales of $19.5 million in the fourth quarter of 2012. Excluding the impact of the acquisition of AACOA and the Kentland plant shutdown, sales volume in 2012 increased 0.6% in comparison to 2011.

Operating profit from ongoing operations increased in 2012 versus 2011 due to improved profitability from the shutdown of our Kentland manufacturing facility, better pricing, lower energy costs and the acquisition of AACOA. AACOA had operating profit from ongoing operations of approximately $0.8 million for the fourth quarter of 2012, which included amortization expense of $0.5 million.

Aluminum Extrusions closed its manufacturing facility in Kentland, Indiana in August 2012. The plant, whose core market was residential construction, previously employed 146 people. Charges associated with the Kentland shutdown were $3.6 million in 2012, and included accelerated depreciation on property, plant and equipment of approximately $2.4 million, severance and other employee-related costs of approximately $1.2 million and other shutdown-related charges of $2.3 million, partially offset by an adjustment for inventories accounted for under the last-in, first-out (“LIFO”) method of $1.5 million and gains on the sale of equipment of $0.8 million. Other shutdown-related costs are primarily comprised of equipment transfers, environmental assessments, estimated remediation costs, and other miscellaneous plant shutdown charges. Estimated cash expenditures for shutdown-related activities that are expected to be recognized in 2013 are approximately $1 million. The shutdown of our Kentland manufacturing facility had a favorable impact on operating profit from ongoing operations of approximately $2.5 million in 2012 compared to 2011. Starting in 2013, we estimate that on an annual basis the closure of Kentland will have a positive impact of approximately $4-5 million on segment operating profit from ongoing operations in future periods.

Capital expenditures for Bonnell Aluminum were $2.3 million in 2012 compared with $2.7 million in 2011. Capital expenditures are projected to be approximately $19 million in 2013, which includes approximately $15 million for an 18-month project that will expand our capacity at the manufacturing facility in Newnan, Georgia. This additional capacity will primarily serve the automotive industry. Depreciation expense was $9.5 million in 2012 compared with $8.3 million in 2011, and is projected to be approximately $7 million in 2013. Higher depreciation expense in 2012 is primarily related to approximately $2.4 million in accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility.

Other

The Other segment was previously comprised of Bright View and Falling Springs, LLC (“Falling Springs”). Falling Springs develops, owns and operates multiple mitigation banks. As previously noted, the operations of Bright View were incorporated into Film Products in 2012, and all prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation

On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly owned subsidiary of Tredegar, sold its membership interests in Falling Springs to Arc Ventures, LC for cash and stock proceeds totaling $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of our Board of Directors. The purchase price paid to Tredegar was comprised of cash of $12.8 million and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC. The corresponding loss on sale of $3.1 million, which includes transaction-related expenses of $0.5 million, and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented.

Corporate Expenses, Interest and Income Taxes

Pension expense was $8.1 million in 2012, an unfavorable change of $5.8 million from pension expense recognized in 2011. Most of the change is reflected in “Corporate expenses, net” in the segment operating profit table presented on page 17. We contributed approximately $2.3 million to our pension plans in 2012. Minimum required contributions to our pension plans in 2013 are expected to be $0.2 million as interest rates and expected long-term plan asset investment returns declined in recent years. Pension expense in 2013 is estimated at $13.3 million. Corporate expenses, net increased in 2012 in comparison to 2011 primarily due to the higher pension expenses noted above, an unrealized loss on our investment in Harbinger of $1.1 million, certain acquisition-related expenses of $0.8 million and higher performance-based incentive compensation of $0.6 million.

Interest expense, which includes the amortization of debt issue costs, was $3.6 million in 2012 in comparison to $1.9 million in 2011 as a result of an increase in the average borrowings under our revolving credit facility. Additional borrowings under our revolving credit facility were used to finance a portion of the purchase prices for the acquisition of Terphane in the fourth quarter of 2011 and the acquisition of AACOA in the fourth quarter of 2012.

The effective tax rate used to compute income taxes from continuing operations was 29.8% in 2012 compared with 26.4% in 2011. Income taxes from continuing operations in 2012 primarily reflect the benefit of current year foreign tax incentives, and income taxes for continuing operations in 2011 primarily reflect the recognition of estimated tax benefits from the divestiture of the film products business in Italy, partially offset by the nondeductible acquisition-related expenses associated with the acquisition of Terphane by Film Products. Significant differences between the effective tax rate for continuing operations and the U.S. federal statutory rate for 2012 and 2011 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 76.

Our net debt balance (total debt of $128.0 million in excess of cash and cash equivalents of $48.8 million) at December 31, 2012 was $79.2 million, compared to a net debt balance (total debt of $125.0 million in excess of cash and cash equivalents of $68.9 million) at December 31, 2011 of $56.1 million. Net debt, a financial measure that is not calculated or presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), is not intended to represent debt as defined by U.S. GAAP, but is utilized by management in evaluating financial leverage and equity valuation. We believe that investors also may find net debt helpful for the same purposes. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 29.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with U.S. GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the following discussion addresses our critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.

Impairment and Useful Lives of Long-lived Identifiable Assets and Goodwill

We assess our long-lived identifiable assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when we do not believe the carrying value of the long-lived asset will be recoverable. We also reassess the useful lives of our long-lived assets based on changes in our business and technologies.

We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units in Film Products include, but are not limited to, Polyethylene and Polypropylene Films and PET Films. As of December 31, 2012, each of the previously identified reporting units in Film Products was carrying a goodwill balance. We have two reporting units in Aluminum Extrusions, AACOA and Bonnell. All goodwill in Aluminum Extrusions is associated with the AACOA reporting unit.

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

Based upon assessments performed as to the recoverability of long-lived identifiable assets, we recorded asset impairment losses for continuing operations of $1.0 million in 2012, $1.4 million in 2011 and $0.6 million in 2010.

Investment Accounted for Under the Fair Value Method

In August 2007 and December 2008, we made an aggregate investment of $7.5 million in Intelliject, a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of our initial investment, we elected the fair value option over the equity method of accounting since our investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2012, our ownership interest was approximately 20% on a fully diluted basis.

We disclose the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the dates of our investments, we believe that the amount we paid for our ownership interest and liquidation preferences was based on Level

2 inputs, including investments by other investors. Subsequent to the last round of financing, and until the next round of financing, we believe fair value estimates are based upon Level 3 inputs since there is no secondary market for our ownership interest. In addition, Intelliject had no product sales as of December 31, 2012. Their first product launched in the first quarter of 2013. Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, fair value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk.

At December 31, 2012 and 2011, the fair value of our investment (the carrying value included in “Other assets and deferred charges” in our consolidated balance sheet) was $33.7 million and $17.6 million, respectively. The fair market valuation of our interest in Intelliject is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2012, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in Intelliject by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $5 million. Any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

Pension Benefits

We sponsor noncontributory defined benefit (pension) plans in our continuing operations that have resulted in varying amounts of net pension income or expense, as developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rate of future compensation increases. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income or expense recorded in future periods.

The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 4.21% at the end of 2012, 4.95% at the end of 2011 and 5.45% at the end of 2010, with changes between periods due to changes in market interest rates. Based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on our plan assets, which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was 8.9% in 2012, a negative 5.1% in 2011, and 11.4% in 2010. Our expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, were 8.0% in 2012, 8.25% in 2009 to 2011 and 8.5% from 2004 to 2008. We anticipate that our expected long-term return on plan assets will be 7.75% for 2013. See page 73 for more information on expected long-term return on plan assets and asset mix.

See the executive summary beginning on page 20 for further discussion regarding the financial impact of our pension plans.

Income Taxes

On a quarterly basis, we review our judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred tax asset will be realized. As circumstances change, we reflect in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred tax assets.

For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $0.9 million, $1.0 million and $1.1 million as of December 31, 2012, 2011 and 2010, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $0.1 million, $0.4 million and $0.1 million at December 31, 2012, 2011 and 2010, respectively ($37,000, $0.2 million and $0.1 million, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.

Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. Except for refund claims and amended returns, the Internal Revenue Service (“IRS”) has provided written confirmation that they do not plan to make any additional changes to our U.S. consolidated tax returns for the years prior to 2010, although the federal statute of limitations was extended through December 31, 2013 for the tax years 2006-2009. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2009.

As of December 31, 2012 and 2011, we had valuation allowances relating to deferred tax assets of $18.6 million and $12.4 million, respectively. For more information on deferred income tax assets and liabilities, see Note 17 of the notes to financial statements beginning on page 76.

Recently Issued Accounting Standards

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

Results of Continuing Operations

2012 versus 2011

Revenues. Sales in 2012 increased by 11.0% compared with 2011 due to higher sales in both Film Products and Aluminum Extrusions. Net sales increased 14.3% in Film Products primarily due to the acquisition of Terphane, partially offset by lower volumes in the remaining product lines, the unfavorable change in the U.S. dollar value of currencies for operations outside the U.S. and a decrease in average selling prices. Net sales increased 2.1% in Aluminum Extrusions primarily due to the acquisition of AACOA, partially offset by a decrease in average selling prices driven by lower aluminum prices and lower volumes resulting from the shutdown of the Kentland facility. For more information on net sales and volume, see the executive summary beginning on page 20.

Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales were 16.4% in 2012 and 15.3% in 2011. The gross profit margin in Film Products was relatively flat primarily due to the favorable impact of the acquisition of Terphane and the lag in the pass-through of higher resin costs, offset by lower volumes and margin compression, primarily in personal care materials. Gross profit margin in Aluminum Extrusions increased primarily as a result of improved profitability from the shutdown of our Kentland manufacturing facility, better pricing and lower energy costs. For more information on operating costs and expenses, see the executive summary beginning on page 20.

As a percentage of sales, selling, general and administrative and R&D expenses were 9.8% in 2012, which decreased from 10.2% in 2011. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to higher sales and lower acquisition-related expenditures in 2012. Acquisition-related expenses were $2.0 million in 2012 compared to $4.8 million in 2011.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2012 totaled $5.5 million ($3.6 million loss after taxes) and included:

•

A fourth quarter charge of $0.9 million ($0.5 million after taxes), a third quarter charge of $0.8 million ($0.5 million after taxes), a second quarter charge of $1.0 million ($0.7 million after taxes) and a first quarter charge of $0.9 million ($0.5 million after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee-related expenses of $1.2 million and other shutdown-related charges of $2.3 million, partially offset by adjustments to inventories accounted for under the LIFO method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains on the sale of equipment of $0.8 million (included in “Other income (expense), net” in the consolidated statements of income);

•

A fourth quarter gain of $1.3 million ($0.7 million after taxes) in Film Products (included in “Other income (expense), net” in the consolidated statements of income) associated with an insurance recovery on idle equipment that was destroyed in a fire at an outside warehouse;

•

A fourth quarter charge of $0.9 million ($0.6 million after taxes) and a third quarter charge of $0.3 million ($0.2 million after taxes) for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•

A fourth quarter charge of $0.1 million ($0.1 million after taxes), a third quarter charge of $0.1 million ($0.1 million after taxes), a second quarter charge of $0.6 million ($0.4 million after taxes) and a first quarter charge of $0.3 million ($0.2 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane;

•	A fourth quarter gain of $1.1 million ($0.6 million after taxes) related to the sale of a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•	A second quarter charge of $0.8 million ($0.5 million after taxes) for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•

A fourth quarter charge of $0.2 million ($0.1 million after taxes) and a second quarter charge of $0.1 million ($46,000 after taxes) in Film Products and a first quarter charge of $0.2 million ($0.1 million after taxes) in Aluminum Extrusions for severance and other employee-related costs in connection with restructurings;

•	A fourth quarter charge of $0.2 million ($0.2 million after taxes) for asset impairments in Film Products;

•

A fourth quarter charge of $0.2 million ($0.1 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Aluminum Extrusions’ acquisition of AACOA;

•

A fourth quarter charge of $0.1 million ($0.1 million after taxes) associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA (included in “Cost of goods sold” in the consolidated statements of income; see discussion that follows for additional detail); and

•

A fourth quarter charge of $0.1 million ($49,000 after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Business combination accounting principles under U.S. GAAP require that we adjust the inventory acquired in the acquisition of AACOA to fair value at the date of acquisition. In particular, finished goods inventory acquired was adjusted to reflect the cost of manufacturing plus a portion of the expected profit margin. The acquired inventory was sold in the fourth quarter of 2012. We believe that the adjustment included in “Cost of goods sold” in the fourth quarter of 2012 should be removed by investors as a means to determine profit and margins from ongoing operations, which reflect the operating trends of the acquired business.

As previously noted, on November 20, 2012, we sold Falling Springs to Arc Ventures, LC. The corresponding loss on sale of $3.1 million ($2.0 million after taxes), which includes transaction-related expenses of $0.5 million, and the results of operations related to Falling Springs (net income of $0.5 million in 2012) have been classified as discontinued operations.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations. In 2012, an accrual of $13.4 million ($13.4 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters.

Results in 2012 include an unrealized gain from the write-up of our investment in Intelliject of $16.1 million ($10.2 million after taxes; see further discussion beginning on page 23). An unrealized loss on our investment in Harbinger of $1.1 million ($0.7 million after taxes) was recorded in 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. For more information on costs and expenses, see the executive summary beginning on page 20.

Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.4 million in 2012, compared to $1.0 million in 2011. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense, which includes the amortization of debt issue costs, was $3.6 million in 2012, compared to $1.9 million for 2011. In October 2011, we borrowed $125 million under our revolving credit agreement to help fund the acquisition of Terphane. In October 2012, we borrowed an additional $51 million under our revolving credit facility to fund the acquisition of AACOA.

Average debt outstanding and interest rates were as follows:

(In Millions)	2012	2011
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$112.1	$23.6
Average interest rate	2.1%	2.3%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$0.3
Average interest rate	n/a	4.3%

Total debt:
Average outstanding debt balance	$112.1	$23.9
Average interest rate	2.1%	2.3%

Income Taxes. The effective tax rate used to compute income taxes from continuing operations was 29.8% in 2012 compared with 26.4% in 2011. Income taxes from continuing operations in 2012 primarily reflect the benefit of current year foreign tax incentives. Income taxes for continuing operations in 2011 reflect the recognition of estimated tax benefits from the divestiture of the film products business in Italy, partially offset by nondeductible acquisition-related expenses associated with the acquisition of Terphane by Film Products. Factors impacting our effective tax rate for 2012 and 2011 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 76.

2011 versus 2010

Revenues. Sales in 2011 increased by 7.6% compared with 2010 due to higher sales in both Film Products and Aluminum Extrusions. Net sales increased 2.8% in Film Products primarily due to the acquisition of Terphane and an increase in average selling prices from the pass-through of higher average resin prices, partially offset by lower volume in surface protection films and personal care materials. Net sales increased 20.4% in Aluminum Extrusions due to higher sales volume in most markets and an increase in average selling prices driven by higher aluminum prices.

Operating Costs and Expenses. Consolidated gross profit as a percentage of sales was 15.3% in 2011 and 17.0% in 2010. The gross profit margin in Film Products decreased primarily due to lower volumes in personal care materials and surface protection films, partially offset by the estimated favorable impact of the quarterly lag in the pass-through of changes in average resin costs, additional operating profits generated from the acquisition of Terphane, improved manufacturing efficiencies in 2011 and the change in the U.S. dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions increased as a result of the higher sales volumes noted above.

As a percentage of sales, selling, general and administrative and R&D expenses were 10.2% in 2011, which decreased from 11.0% in 2010. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be attributed to the cost reduction efforts in 2011 and lower performance-based incentive accruals, partially offset by higher acquisition-related expenditures in 2011.

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

•

A fourth quarter charge of $0.7 million ($0.5 million after taxes) associated with purchase accounting adjustments made to the value of inventory sold by Film Products after its acquisition of Terphane (included in “Cost of goods sold” in the consolidated statements of income; see discussion that follows for additional detail);

•

A fourth quarter charge of $0.1 million ($39,000 after taxes), a third quarter charge of $0.2 million ($0.1 million after taxes) and a second quarter charge of $0.3 million ($0.2 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A fourth quarter charge of $0.4 million ($0.3 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane; and

•

A fourth quarter benefit of $39,000 ($24,000 after taxes), a third quarter charge of $43,000 ($27,000 after taxes), a second quarter benefit of $0.1 million ($0.1 million after taxes), and a first quarter charge of $32,000 ($20,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

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

The results of operations related to Falling Springs (net income of $0.7 million in 2011 and $0.2 million in 2010) have been classified as discontinued operations as a result of our divestiture of Fallings Springs in November 2012. In 2011, an accrual of $4.4 million ($4.4 million after taxes) was made for indemnifications under the purchase agreement associated with the 2008 sale of our aluminum extrusions business in Canada. These contractual indemnifications were related to environmental matters associated with our former aluminum extrusions operations in Canada.

Results in 2011 include an unrealized gain from the write-up of our investment in Intelliject of $1.6 million ($1.0 million after taxes; see further discussion beginning on page 23). An unrealized loss on our investment in Harbinger of $0.6 million ($0.4 million after taxes) was recorded in 2011 as a result of a reduction in the fair value of our investment that is not expected to be temporary. For more information on costs and expenses, see the executive summary beginning on page 20.

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

Income Taxes. The effective tax rate used to compute income taxes from continuing operations was 26.4% in 2011 compared with 33.7% in 2010 primarily as a result of the recognition of estimated tax benefits related to the 2011 divestiture of our film products subsidiary in Italy, partially offset by the effect on income taxes from the reduction in 2010 of the estimated value of a dividend received from a foreign subsidiary and the impact of non-deductible acquisition-related expenses in 2011 associated with the acquisition of Terphane by Film Products. Factors impacting our effective tax rate for 2011 and 2010 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 76. The impact of the change in the estimated value of a dividend received from a foreign subsidiary is reflected in “Changes in estimates related to prior year tax provision” in the effective income tax rate reconciliation.

Financial Condition

Assets and Liabilities

Significant changes in assets and liabilities from continuing operations from December 31, 2011 to December 31, 2012 are summarized below:

•	Accounts and other receivables increased $2.5 million (2.5%).

•	Accounts and other receivables in Film Products decreased by $6.8 million due mainly to the timing of cash receipts.

•	Accounts and other receivables in Aluminum Extrusions increased by $9.0 million primarily due to the addition of balances from the acquisition of AACOA and the timing of cash receipts.

•	Other receivables increased in corporate by approximately $0.3 million due to contractual amounts due from Arc Ventures, LC from the sale of Falling Springs.

•	Inventories increased $13.4 million (21.8%).

•	Inventories in Film Products increased by approximately $7.9 million primarily due to the timing of shipments.

•	Inventories in Aluminum Extrusions increased by approximately $5.5 million primarily due to the addition of balances from the acquisition of AACOA.

•

Net property, plant and equipment decreased $3.8 million (1.5%) due primarily to depreciation of $43.5 million, a change in the value of the U.S. dollar relative to foreign currencies (a decrease of approximately $6.0 million) and asset impairments and property disposals of approximately $2.7 million, partially offset by capital expenditures of $33.3 million and property and equipment added from the acquisition of AACOA of $15.1 million.

•

Goodwill and other intangibles increased by $17.7 million (7.9%) primarily due to balances added from the acquisition of AACOA, partially offset by amortization expense of $5.8 million and changes in the value of the U.S. dollar relative to foreign currencies (decrease of approximately $5.4 million). Identifiable intangible assets and goodwill associated with the acquisition were $14.6 million and $14.3 million, respectively.

•	Accounts payable increased by $9.2 million (12.6%).

•	Accounts payable in Film Products increased by $2.2 million primarily due to the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $7.3 million, primarily due to the addition of balances from the acquisition of AACOA and the timing of payments.

•	Accounts payable decreased in corporate by $0.3 million due to the normal volatility associated with the timing of payments.

•	Accrued expenses increased by $1.6 million (4.0%) from December 31, 2011 primarily due to the addition of balances from the acquisition of AACOA.

•

Other noncurrent liabilities increased by $25.7 million (35.8%) due primarily to the change in the funded status of our defined benefit plans. As of December 31, 2012, the funded status of our defined benefit pension plan was a net liability of $83.3 million compared with $57.8 million as of December 31, 2011, and the liability associated with our other post-employment benefits plan was $8.9 million as of December 31, 2012 compared to $8.4 million as of December 31, 2011.

•

Net deferred income tax liabilities in excess of assets increased by $8.5 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2012 and 2011 schedule of deferred income tax assets and liabilities provided in Note 17 beginning on page 76. Income taxes recoverable increased by $0.3 million primarily due to the timing of tax payments.

Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2012 were as follows:

Net Capitalization and Indebtedness as of December 31, 2012
(In Thousands)
Net capitalization:
Cash and cash equivalents	$48,822
Debt:
$350 million revolving credit agreement maturing April 23, 2017	128,000
Other debt	—

Total debt	128,000

Debt net of cash and cash equivalents	79,178
Shareholders’ equity	372,252

Net capitalization	$451,430

Indebtedness as defined in revolving credit agreement:
Total debt	$128,000
Face value of letters of credit	4,532
Other	156

Indebtedness	$132,688

Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $199 million was available to borrow at December 31, 2012 based on the most restrictive covenants. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25

At December 31, 2012, the interest rate on debt borrowed under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 150 basis points. Market exposure related to changes in one-month LIBOR (assuming that the applicable credit spread remains at 150 basis points) would not be material to our consolidated financial results.

Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the amended covenant is renegotiated.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the credit agreement are presented below along with the related most restrictive covenants. Adjusted EBITDA and adjusted EBIT as defined in the credit agreement are not intended to represent net income or cash flow from operations as defined by U.S. GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended December 31, 2012 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2012:
Net income	$28,251
Plus:
After-tax losses related to discontinued operations	14,934
Total income tax expense for continuing operations	18,319
Interest expense	3,590
Depreciation and amortization expense for continuing operations	49,259
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $4,047)	6,379
Charges related to stock option grants and awards accounted for under the fair value-based method	1,432
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(418)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(1,514)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(16,100)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	6,339

Adjusted EBITDA as defined in revolving credit agreement	110,471
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(52,184)

Adjusted EBIT as defined in revolving credit agreement	$58,287

Shareholders’ equity at December 31, 2012 as defined in revolving credit agreement
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2012:	385,051
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.20x
Interest coverage ratio (adjusted EBIT-to-interest expense)	16.24x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$114,126
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$334,126
Maximum leverage ratio permitted:	3.00x
Minimum interest coverage ratio permitted	2.50x

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2013	2014	2015	2016	2017	Remainder	Total
Debt:
Principal payments	$—	$—	$—	$—	$128.0	$—	$128.0
Estimated interest expense	2.6	2.6	2.6	2.6	.8	—	11.2
Estimated contributions required (1) :
Defined benefit plans	.2	6.4	10.8	11.8	9.1	7.7	46.0
Other postretirement benefits	.5	.5	.5	.5	.5	6.4	8.9
Capital expenditure commitments (2)	16.4	—	—	—	—	—	16.4
Operating leases	2.1	2.0	1.3	1.2	1.2	1.1	8.9
Utility contracts	4.6	3.0	—	—	—	—	7.6
Estimated obligations relating to uncertain tax positions (3)	—	—	—	—	—	1.0	1.0
Other (4)	1.6	1.2	1.4	—	—	—	4.2

Total	$28.0	$15.7	$16.6	$16.1	$139.6	$16.2	$232.2

(1)	Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2013 through 2022 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2013 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2022.
(2)	Represents contractual obligations for plant construction and purchases of real property and equipment. In February 2012, Film Products signed contracts associated with our multi-year capacity expansion project in Brazil that resulted in future contractual commitments of approximately $14 million in 2013.
(3)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.
(4)	Includes contractual severance, the expected contingent earnout from our purchase of the assets of Bright View, and other miscellaneous contractual arrangements.

We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future. At December 31, 2012, we had cash and cash equivalents of $48.8 million, including funds held in locations outside the U.S. of $28.6 million. We accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of our intent to permanently reinvest these earnings. The cumulative amount of untaxed earnings was $23.0 million at December 31, 2012.

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

Shareholders’ Equity

At December 31, 2012, we had 32,069,370 shares of common stock outstanding and a total market capitalization of $654.9 million, compared with 32,057,281 shares of common stock outstanding and a total market capitalization of $712.3 million at December 31, 2011.

We received 209,576 shares in 2012 at a price of $17.70 per share as consideration from Arc Ventures, LC in connection with our divestiture of Falling Springs.

We did not repurchase any shares on the open market in 2012 or 2011 under our approved share repurchase program.

Cash Flows

The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 49. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

Cash provided by operating activities was $82.6 million in 2012 compared with $71.8 million in 2011. The increase is due primarily to normal volatility of working capital components (see the assets and liabilities section beginning on page 29 for discussion of changes in working capital).

Cash used in investing activities was $75.6 million in 2012 compared with $195.2 million in 2011. Cash used in investing activities in 2012 primarily includes the acquisition of AACOA ($54.6 million) and capital expenditures ($33.3 million), partially offset by net cash proceeds received from the sale of Falling Springs ($12.1 million).

Net cash flow provided in financing activities was $26.7 million in 2012, which is primarily due to the one-time dividend of $24.0 million in December 2012 and the payment of regular quarterly dividends of $6.8 million (4 1/2 cents per share per quarter in the first and second quarters and 6 cents per share in the third and fourth quarters). Net borrowings against our revolving credit facility were $3.0 million in 2012.

Cash provided by operating activities was $71.8 million in 2011 compared with $46.4 million in 2010. The increase is due primarily to normal volatility of working capital components.

Cash used in investing activities was $195.2 million in 2011 compared with $22.2 million in 2010. Cash used in investing activities in 2011 primarily includes the purchase of Terphane ($181.0 million) and capital expenditures ($15.9 million).

Net cash flow provided in financing activities was $120.4 million in 2011, which is primarily due to borrowings of $125 million to fund the purchase of Terphane, partially offset by the payment of regular quarterly dividends of $5.8 million (4 1/2 cents per share per quarter).

Quantitative and Qualitative Disclosures about Market Risk

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 29 regarding interest rate exposures related to borrowings under the revolving credit agreement.

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

See the executive summary beginning on page 20 and the business segment review beginning on page 38 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

Resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the executive summary on page 20 and the business segment review on page 38 for more information). Pricing on the remainder of our business is based upon raw material costs and supply/demand dynamics within the markets that we compete.

The volatility of average quarterly prices of PTA and MEG (raw materials for Film Products) is shown in the chart below:

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 beginning on page 65 for more information. The volatility of quarterly average aluminum prices is shown in the chart below.

In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $75,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. We have an energy surcharge for our aluminum extrusions business in the U.S. that is applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu. The volatility of quarterly average natural gas prices is shown in the chart below.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for ongoing operations related to foreign markets for 2012, 2011 and 2010 are as follows:

Tredegar Corporation—Continuing Ongoing Operations

Percentage of Net Sales and Total Assets Related to Foreign Markets

	2012			2011			2010
	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *
	Net Sales *			Net Sales *			Net Sales *
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations

Canada	5	—	—	6	—	—	7	—	—
Europe	1	13	7	1	16	7	1	16	15
Latin America	—	14	23	1	6	24	—	3	2
Asia	7	4	4	7	4	4	10	5	7

Total % exposure to foreign markets	13	31	34	15	26	35	18	24	24

*	The percentages for foreign markets are relative to Tredegar’s total net sales and total assets from ongoing operations
(consolidated net sales and total assets from continuing operations excluding cash and cash equivalents).

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

In Film Products, where we are primarily able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a negative impact on operating profit from ongoing operations of approximately $1.4 million in 2012 compared to 2011, a positive impact on operating profit from ongoing operations of approximately $1.8 million in 2011 compared with 2010, a negative impact of approximately $1.3 million in 2010 compared with 2009.

For flexible packaging films produced in Brazil, we price our products in U.S. Dollars, and key raw materials are also priced in U.S. Dollars. However, certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real, which exposes our operating margins to some currency exposure. In general, when the U.S. Dollar is strengthening versus the Brazilian Real, operating results will benefit from relatively lower costs, and when the U.S. Dollar is weakening versus the Brazilian Real, operating results will be negatively impacted from relatively higher costs.

Trends for the Euro are shown in the chart below:

Trends for the Brazilian Real and Chinese Yuan are shown in the chart below:

Business Segment Review

Net sales and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

Film Products

Net Sales. See the executive summary beginning on page 20 for the discussion of net sales (sales less freight) in Film Products in 2012 compared with 2011.

In Film Products, net sales were $535.5 million in 2011, an increase of 2.8% from $520.7 million in 2010. Volume decreased to 218.7 million pounds in 2011 from 221.2 million pounds in 2010. Net sales in 2011 increased compared to 2010 due to the acquisition of Terphane and an increase in average selling prices from the pass-through of higher average resin prices, partially offset by lower volume in surface protection films and personal care materials.

The slowdown in end-user demand for large-sized LCD panels, particularly in the high-end segment, negatively impacted the volumes of our surface protection films. In addition, reduced consumer demand for applications that utilize our premium personal care films also contributed to the reduction in sales volume. Terphane generated net sales of $28.3 million subsequent to its acquisition in October 2011.

Operating Profit. See the executive summary beginning on page 20 for the discussion of operating profit in Film Products in 2012 compared with 2011.

Operating profit from ongoing operations was $59.5 million in 2011, a decrease of 10.8% compared with $66.7 million in 2010. Operating profit from ongoing operations decreased in 2011 compared to 2010 due to the lower sales volumes in surface protection materials and personal care films. The impact of lower volumes was partially offset by a reduction in the unfavorable impact of the lag in the pass-through of higher resin costs, additional operating profits generated by the acquisition of Terphane, cost reduction efforts and improved manufacturing efficiencies in 2011, and favorable changes in the U.S. dollar value of currencies for operations outside the U.S. The estimated impact of the lag in the pass-through of changes in average resin costs was a negative $0.8 million in 2011 and a negative $6.4 million in 2010. The estimated favorable impact from U.S. dollar value currencies for operations outside the U.S. was $1.8 million in 2011 compared with 2010. Terphane had operating profit of $3.0 million from the acquisition date through December 31, 2011, which included $0.9 million of amortization expense and $0.9 million of one-time reimbursements for customs duties.

Identifiable Assets. Identifiable assets in Film Products decreased to $551.8 million at December 31, 2012, from $574.6 million at December 31, 2011, due primarily to the depreciation of property, plant and equipment and amortization of identifiable intangible assets, partially offset by current year capital expenditures. See the assets and liabilities section beginning on page 29 for further discussion on changes in assets and liabilities.

Identifiable assets in Film Products increased to $574.6 million at December 31, 2011, from $368.9 million at December 31, 2010, due primarily to the acquisition of Terphane.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Film Products was $39.2 million in 2012, $36.3 million in 2011 and $34.4 million in 2010. The increase in depreciation and amortization in 2012 compared with 2011 is primarily related to the acquisition of Terphane ($10.2 million in 2012 compared to $2.1 million in 2011), partially offset by lower depreciation expense as certain assets becoming fully depreciated. The increase in depreciation and amortization in 2011 compared to 2010 is related to the acquisition of Terphane. We estimate depreciation and amortization expense for Film Products will be approximately $37 million in 2013.

Capital expenditures totaled $30.5 million in 2012, $13.1 million in 2011 and $15.8 million in 2010. Capital expenditures in 2012 include approximately $19.6 million for the project to expand capacity at our manufacturing facility in Cabo de Santo Agosthino, Brazil. Capital expenditures in 2011 primarily included the normal replacement of machinery and equipment. Capital expenditures in 2010 included the construction of our new manufacturing facility in India as well as capital spending to support growth initiatives. Capital expenditures in 2013 are estimated to be approximately $80 million, which includes approximately $49 million in capital expenditures for a project that will expand capacity at our manufacturing facility in Cabo de Santo Agosthino, Brazil.

Aluminum Extrusions (Continuing Operations)

Net Sales and Operating Profit. See the executive summary beginning on page 20 for the discussion of net sales (sales less freight) and operating profit from ongoing operations of Aluminum Extrusions in 2012 compared with 2011.

Net sales in Aluminum Extrusions were $240.4 million in 2011, an increase of 20.4% from $199.6 million in 2010. Operating profit from ongoing operations was $3.5 million, a positive change of $7.7 million from operating losses from ongoing operations of $4.2 million in 2010. Volume was 108.0 million pounds in 2011 compared to 94.9 million pounds in 2010.

The increase in net sales was due to higher volumes and an increase in average selling prices driven by higher average aluminum costs. Sales volume increased 13.8% in 2011 compared to 2010 as we developed new customer opportunities and were able to support key customers who continue to demonstrate strength in a difficult business environment. The improvement in results from ongoing operations in 2011 reflects higher volumes.

Identifiable Assets. Identifiable assets in Aluminum Extrusions were $129.3 million at December 31, 2012, $78.7 million at December 31, 2011 and $81.7 million at December 31, 2010. The increase in identifiable assets between December 31, 2011 and December 31, 2012 can be primarily attributed to the acquisition of AACOA. The decrease of $3.0 million at the end of 2011 compared to 2010 is mainly due to depreciation of property, plant and equipment and lower capital expenditures in 2011.

Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $10.0 million in 2012, $8.3 million in 2011 and $9.1 million in 2010. The increase in 2012 compared to 2011 is primarily attributed to approximately $2.4 million in accelerated depreciation on property, plant and equipment associated with shutdown of the Kentland manufacturing facility and impact of the acquisition of AACOA ($1.0 million in additional depreciation and amortization expense in the fourth quarter of 2012), partially offset by certain assets becoming fully depreciated and lower than normal capital expenditures in 2012, 2011 and the second half of 2010. The decrease between 2011 compared to 2010 is primarily attributed to certain assets becoming fully depreciated and lower than normal capital expenditures in 2011 and the second half of 2010. We estimate depreciation and amortization expense for Aluminum Extrusions to be approximately $8.5 million in 2013.

Capital expenditures totaled $2.3 million in 2012, $2.7 million in 2011 and $4.3 million in 2010. Capital expenditures are estimated to be approximately $19 million in 2013, which includes approximately $15 million for an 18-month project that will expand our capacity at the manufacturing facility in Newnan, Georgia. This additional capacity will primarily serve the automotive industry.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of “Quantitative and Qualitative Disclosures about Market Risk” beginning on page 34 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index on page 44 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting its assessment of the effectiveness of our internal controls over financial reporting, management excluded its acquisition of AACOA, Inc., which was acquired by Tredegar on October 1, 2012 and is included in Tredegar’s 2012 consolidated financial statements and constituted less than 8% of consolidated total assets and less than 3% of consolidated total sales for the year then ended. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 45.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title

Nancy M. Taylor	53	President and Chief Executive Officer

Duncan A. Crowdis	60	President, The William L. Bonnell Company, Inc. and Corporate Vice President

Mary Jane Hellyar	59	President, Tredegar Film Products Corporation and Corporate Vice President

A. Brent King	44	Vice President, General Counsel and Corporate Secretary

Kevin A. O’Leary	54	Vice President, Chief Financial Officer and Treasurer

Larry J. Scott	62	Vice President, Audit

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

Duncan A. Crowdis. As the Company has previously announced, Mr. Crowdis intends to retire effective June 1, 2013. Mr. Crowdis was elected Vice President of the Company effective January 1, 2009. Mr. Crowdis was elected President of The William L. Bonnell Company, Inc. on June 13, 2005, and continues to serve in such capacity. Mr. Crowdis served as Plant Manager of The William L. Bonnell Company, Inc. from March 2005 until June 2005. He previously served as Chief Process Officer of The William L. Bonnell Company, Inc. from December 2002 until March 2005.

Mary Jane Hellyar. Ms. Hellyar was elected Vice President of the Company and President of Tredegar Film Products Corporation on September 24, 2012. Ms. Hellyar served as Chief Executive Officer of TechnoCorp Energy OLED from September 2009 until returning to retirement in September 2010. She served as President of Eastman Kodak Company’s Film Photofinishing and Entertainment Group from September 2005 until retiring from Kodak in June 2009.

A. Brent King. Mr. King was elected Vice President, General Counsel and Corporate Secretary on October 20, 2008, the date that he joined Tredegar. From October 2005 until October 2008, he served as General Counsel at Hilb Rogal & Hobbs Company. Mr. King was Vice President and Assistant Secretary for Hilb Rogal & Hobbs Company from October 2001 to October 2008. He served as Associate General Counsel for Hilb Rogal & Hobbs Company from October 2001 to October 2005.

Kevin A. O’Leary. Mr. O’Leary was elected Vice President, Chief Financial Officer and Treasurer effective December 11, 2009. He was appointed Vice President, Finance, of Tredegar Film Products Corporation, effective January 1, 2009 until December 11, 2009 and served as Director, Finance, of Tredegar Film Products Corporation from October 2008 until January 2009. Mr. O’Leary previously served as Vice President, Finance—Mergers and Acquisitions of the Avery Dennison Retail Information Services Group (“Avery Dennison RIS”), a division of Avery Dennison Corporation from March 2007 through August 2008. He served as General Manager of the Printer Systems division of Avery Dennison RIS from February 2006 through February 2007 and as Director, Finance, of Avery Dennison RIS from August 2004 through January 2006.

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

The information to be included in the Proxy Statement under the headings “Compensation of Directors,” “Board Meetings, Meetings of Non-Management Directors and Board Committees—Executive Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation Committee Report” and “Compensation of Executive Officers” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2012.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	*1,312,400	$17.81	2,607,001

Equity compensation plans not approved by security holders	—	—	—

Total	1,312,400	$17.81	2,607,001

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

•

Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services to be included in the Proxy Statement under the heading “Board Meetings, Meetings of Non-Management Directors and Board Committees—Audit Committee Matters.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of the report:

(1)	Financial statements:

Tredegar Corporation

(2)	Financial statement schedules:

None.

(3)	Exhibits:

See Exhibit Index on pages 91-93.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Tredegar Corporation:

In our opinion, the accompanying balance sheets and related statements of income, comprehensive income, cash flows and shareholders’ equity, present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting”, management has excluded AACOA, Inc. (“AACOA”) from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in a business combination during 2012. We have also excluded AACOA from our audit of internal controls over financial reporting. AACOA is a wholly-owned business whose total assets and revenues represent approximately 8% and 2%, respectively of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

March 1, 2013

CONSOLIDATED BALANCE SHEETS

Tredegar Corporation and Subsidiaries

December 31	2012	2011
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$48,822	$68,939
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,552 in 2012 and $3,539 in 2011	100,237	97,785
Income taxes recoverable	2,886	2,592
Inventories	74,670	61,290
Deferred income taxes	5,614	7,133
Prepaid expenses and other	6,780	7,780
Current assets of discontinued operation	—	343

Total current assets	239,009	245,862

Property, plant and equipment, at cost:
Land and land improvements	12,537	19,118
Buildings	110,961	106,237
Machinery and equipment	625,655	620,360

Total property, plant and equipment	749,153	745,715
Less accumulated depreciation	495,736	488,464

Net property, plant and equipment	253,417	257,251
Goodwill and other intangibles	241,180	223,432
Other assets and deferred charges	49,559	36,886
Noncurrent assets of discontinued operation	—	17,179

Total assets	$783,165	$780,610

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,067	$72,884
Accrued expenses	42,514	40,888
Current liabilities of discontinued operation	—	1,967

Total current liabilities	124,581	115,739
Long-term debt	128,000	125,000
Deferred income taxes	60,773	70,769
Other noncurrent liabilities	97,559	71,834
Noncurrent liabilities of discontinued operation	—	361

Total liabilities	410,913	383,703

Commitments and contingencies (Notes 16 and 19)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding—32,069,370 shares in 2012 and 32,057,281 in 2011 (including restricted stock)	15,195	14,357
Common stock held in trust for savings restoration plan (64,654 shares in 2012 and 61,577 in 2011)	(1,401)	(1,343)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	131	11,693
Gain (loss) on derivative financial instruments	993	(406)
Pension and other postretirement benefit adjustments	(103,471)	(90,672)
Retained earnings	460,805	463,278

Total shareholders’ equity	372,252	396,907

Total liabilities and shareholders’ equity	$783,165	$780,610

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2012	2011	2010
(In Thousands, Except Per-Share Data)
Revenues and other:
Sales	$882,188	$794,420	$738,200
Other income (expense), net	18,119	3,213	(1,182)

	900,307	797,633	737,018

Costs and expenses:
Cost of goods sold	712,660	654,087	594,987
Freight	24,846	18,488	17,812
Selling, general and administrative	73,717	67,808	67,729
Research and development	13,162	13,219	13,625
Amortization of intangibles	5,806	1,399	466
Interest expense	3,590	1,926	1,136
Asset impairments and costs associated with exit and disposal activities	5,022	1,917	773

Total	838,803	758,844	696,528

Income from continuing operations before income taxes	61,504	38,789	40,490
Income taxes	18,319	10,244	13,649

Income from continuing operations	43,185	28,545	26,841
Income (loss) from discontinued operations, net of tax	(14,934)	(3,690)	186

Net income	$28,251	$24,855	$27,027

Earnings (loss) per share:
Basic:
Continuing operations	$1.35	$.89	$.83
Discontinued operations	(.47)	(.12)	.01

Net income	$.88	$.77	$.84

Diluted:
Continuing operations	$1.34	$.89	$.82
Discontinued operations	(.46)	(.12)	.01

Net income	$.88	$.77	$.83

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Tredegar Corporation and Subsidiaries

Years Ended December 31	2012	2011	2010
(In Thousands, Except Per-Share Data)
Net income	$28,251	$24,855	$27,027
Other comprehensive income (loss):
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment net of tax of $897 in 2012 and tax benefit of $505 in 2011 and $1,443 in 2010)	(11,562)	(9,098)	(2,678)
Reclassification adjustment of foreign currency translation gain included in income (net of tax of $1,497 in 2011)	—	(2,781)	—
Derivative financial instruments adjustment (net of tax of $818 in 2012, a tax benefit of $423 in 2011 and $287 in 2010)	1,399	(686)	(478)
Pension & other post-retirement benefit adjustments
Net gains or losses and prior service costs (net of tax benefit of $11,145 in 2012, $20,032 in 2011 and $2,135 in 2010)	(19,285)	(34,664)	(2,838)
Amortization of prior service costs and net gains or losses (net of tax of $3,749 in 2012, $2,232 in 2011 and $1,732 in 2010)	6,486	3,863	2,995

Other comprehensive income (loss)	(22,962)	(43,366)	(2,999)

Comprehensive income (loss)	$5,289	$(18,511)	$24,028

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Tredegar Corporation and Subsidiaries

Years Ended December 31	2012	2011	2010
(In Thousands)
Cash flows from operating activities:
Net income	$28,251	$24,855	$27,027
Adjustments for noncash items:
Depreciation	43,463	43,336	43,122
Amortization of intangibles	5,806	1,399	466
Deferred income taxes	(762)	2,108	(6,392)
Accrued pension and postretirement benefits	8,311	2,481	1,125
(Gain) loss on an investment accounted for under the fair value method	(16,100)	(1,600)	2,200
(Gain) loss on sale of assets	1,219	(653)	(15)
Loss on asset impairments	2,185	1,376	608
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivables	9,454	(4,737)	(10,981)
Inventories	(9,913)	2,410	(7,717)
Income taxes recoverable	3,193	(1,254)	(2,627)
Prepaid expenses and other	1,883	(271)	(969)
Accounts payable and accrued expenses	9,105	(282)	2,942
Other, net	(3,509)	2,597	(2,380)

Net cash provided by operating activities	82,586	71,765	46,409

Cash flows from investing activities:
Acquisitions, net of cash acquired	(57,936)	(180,975)	(5,500)
Capital expenditures	(33,252)	(15,880)	(20,418)
Net proceeds from the sale of Fallings Springs, LLC	12,071	—	—
Proceeds from the sale of assets and other	3,557	1,622	3,768

Net cash used in investing activities	(75,560)	(195,233)	(22,150)

Cash flows from financing activities:
Borrowings	93,250	125,000	—
Debt principal payments and financing costs	(91,604)	(89)	(2,815)
Dividends paid	(30,782)	(5,761)	(5,141)
Repurchases of Tredegar common stock	—	—	(35,141)
Proceeds from exercise of stock options and other	2,400	1,242	980

Net cash provided by (used in) financing activities	(26,736)	120,392	(42,117)

Effect of exchange rate changes on cash	(407)	(1,176)	386

Increase (decrease) in cash and cash equivalents	(20,117)	(4,252)	(17,472)
Cash and cash equivalents at beginning of period	68,939	73,191	90,663

Cash and cash equivalents at end of period	$48,822	$68,939	$73,191

Supplemental cash flow information:
Interest payments	$2,992	$1,966	$911
Income tax payments (refunds), net	14,721	8,594	23,539

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained	Trust for Savings Restora-	Foreign Currency Trans-	Gain (Loss) on Derivative Financial	Pension & Other Post- retirement Benefit	Total Share- holders’
	Shares	Amount	Earnings	tion Plan	lation	Instruments	Adjust.	Equity
(In Thousands, Except Share and Per-Share Data)
Balance January 1, 2010	33,887,550	$41,137	$422,277	$(1,322)	$26,250	$758	$(60,028)	$429,072

Net income	—	—	27,027	—	—	—	—	27,027
Foreign currency translation adjustment (net of tax benefit of $1,443)	—	—	—	—	(2,678)	—	—	(2,678)
Derivative financial instruments adjustment (net of tax benefit of $287)	—	—	—	—	—	(478)	—	(478)
Net gains or losses and prior service costs (net of tax benefit of $2,135)	—	—	—	—	—	—	(2,838)	(2,838)
Amortization of prior service costs and net gains or losses (net of tax of $1,732)	—	—	—	—	—	—	2,995	2,995
Cash dividends declared ($.16 per share)	—	—	(5,141)	—	—	—	—	(5,141)
Stock-based compensation expense	55,298	3,952	—	—	—	—	—	3,952
Issued upon exercise of stock options (including related income tax of $204) & other	65,225	776	—	—	—	—	—	776
Repurchases of Tredegar common stock	(2,124,900)	(35,141)	—	—	—	—	—	(35,141)
Tredegar common stock purchased by trust for savings restoration plan	—	—	10	(10)	—	—	—	—

Balance December 31, 2010	31,883,173	10,724	444,173	(1,332)	23,572	280	(59,871)	417,546
Net income	—	—	24,855	—	—	—	—	24,855
Foreign currency translation adjustment (net of tax benefit of $2,002)	—	—	—	—	(11,879)	—	—	(11,879)
Derivative financial instruments adjustment (net of tax benefit of $423)	—	—	—	—	—	(686)	—	(686)
Net gains or losses and prior service costs (net of tax benefit of $20,032)	—	—	—	—	—	—	(34,664)	(34,664)
Amortization of prior service costs and net gains or losses (net of tax of $2,232)	—	—	—	—	—	—	3,863	3,863
Cash dividends declared ($.18 per share)	—	—	(5,761)	—	—	—	—	(5,761)
Stock-based compensation expense	119,698	2,897	—	—	—	—	—	2,897
Issued upon exercise of stock options (including related income tax benefit of $76) & other	54,410	736	—	—	—	—	—	736
Tredegar common stock purchased by trust for savings restoration plan	—	—	11	(11)	—	—	—	—

Balance December 31, 2011	32,057,281	14,357	463,278	(1,343)	11,693	(406)	(90,672)	396,907
Net income	—	—	28,251	—	—	—	—	28,251
Foreign currency translation adjustment (net of tax of $897)	—	—	—	—	11,562	—	—	11,562
Derivative financial instruments adjustment (net of tax of $818)	—	—	—	—	—	1,399	—	1,399
Net gains or losses and prior service costs (net of tax benefit of $11,145)	—	—	—	—	—	—	(19,285)	(19,285)
Amortization of prior service costs and net gains or losses (net of tax of $3,749)	—	—	—	—	—	—	6,486	6,486
Cash dividends declared ($.96 per share)	—	—	(30,782)					(30,782)
Stock-based compensation expense	78,299	2,516	—	—	—	—	—	2,516
Issued upon exercise of stock options (including related income tax benefit of $144) & other	143,366	2,031	—	—	—	—	—	2,031
Shares received from the sale of Falling Springs, LLC	(209,576)	(3,709)	—	—	—	—	—	(3,709)
Tredegar common stock purchased by trust for savings restoration plan	—	—	58	(58)	—	—	—	—

Balance December 31, 2012	32,069,370	$15,195	$460,805	$(1,401)	$131	$993	$(103,471)	$372,252

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “we,” “us” or “our”) are primarily engaged in the manufacture of plastic films and aluminum extrusions. See Notes 10 and 18 regarding restructurings and Note 3 regarding discontinued operations.

Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. On February 12, 2008, we sold our aluminum extrusions business in Canada, and on November 20, 2012, we sold our mitigation banking business, Falling Springs, LLC (“Falling Springs”). All historical results for these businesses have been reflected as discontinued operations in these financial statements; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. See Note 3 regarding discontinued operations.

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Transaction and remeasurement gains or losses included in income were not material in 2012, 2011 and 2010. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our locations outside the U.S. that result from translation into U.S. Dollars.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2012 and 2011, Tredegar had cash and cash equivalents of $48.8 million and $68.9 million, respectively, including funds held in locations outside the U.S. of $28.6 million and $42.3 million, respectively.

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

Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment were not material in 2012, 2011 and 2010.

Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which except for certain isolated exceptions, range from 10 to 25 years for buildings and land improvements and 2 to 15 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.

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

Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our significant reporting units in Film Products include Polyethylene and Polypropylene Films and PET Films. We have two reporting units in Aluminum Extrusions, Bonnell and AACOA. All goodwill in Aluminum Extrusions is associated with the AACOA reporting unit. Each of our reporting units has separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).

We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. The goodwill of Polyethylene and Polypropylene Films was tested for impairment at the annual testing date, with the estimated fair value of this reporting unit substantially exceeding the carrying value of its net assets. The goodwill of PET Films was also tested for impairment at December 1, 2012, with the estimated fair value of this reporting unit exceeding the carrying value of its net assets by approximately 23%. The goodwill of AAOCA is associated with the October 2012 acquisition of AACOA, Inc. (“AACOA”), and carrying value of its net assets approximate the estimated fair value of this reporting unit at December 1, 2012.

Impairment of Long-Lived Assets. We review long-lived assets for possible impairment when events indicate that an impairment may exist. For assets to be held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is calculated. Measurement of the impairment loss is the amount by which the carrying amount exceeds the estimated fair value of the asset group.

Assets that are held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-down required.

Pension Costs and Postretirement Benefit Costs Other than Pensions. Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to Tredegar. Liabilities and expenses for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce. We recognize the funded status of our pension and other postretirement plans in the accompanying consolidated balance sheets. Our policy is to fund our pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and to fund postretirement benefits other than pensions when claims are incurred.

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

Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 17). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. (a subsidiary of Film Products) because of our intent to permanently reinvest these earnings. The cumulative amount of untaxed earnings was $23.0 million at December 31, 2012. We accrue U.S. federal income taxes on unremitted earnings of all other foreign subsidiaries. The benefit of an uncertain tax position is included in the accompanying financial statements when we determine that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.

Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2012	2011	2010
Weighted average shares outstanding used to compute basic earnings per share	32,032,343	31,931,962	32,291,556
Incremental shares attributable to stock options and restricted stock	160,233	281,212	280,565

Shares used to compute diluted earnings per share	32,192,576	32,213,174	32,572,121

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2012, 2011 and 2010, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock was 632,050, 293,704 and 324,558, respectively.

Stock-Based Employee Compensation Plans. Compensation expense is recorded on all share-based awards based upon its calculated fair value over the requisite service period using the graded-vesting method. The fair value of stock option awards was estimated as of the grant date using the Black-Scholes options-pricing model. The fair value of restricted stock awards was estimated as of the grant date using our closing stock price on that date.

The assumptions used in this model for valuing Tredegar stock options granted in 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Dividend yield	.9%	.9%	.9%
Weighted average volatility percentage	48.7%	46.4%	46.6%
Weighted average risk-free interest rate	1.0%	2.5%	2.7%
Holding period (years):
Officers	6.0	6.0	6.0
Management	5.0	5.0	5.0
Weighted average excercise price at date of grant (also weighted average market price at date of grant):
Officers	$19.30	$19.84	$17.18
Management	19.40	19.73	17.13

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

Tredegar stock options granted during 2012, 2011 and 2010, and related estimated fair value at the date of grant, are as follows:

	2012	2011	2010
Stock options granted (number of shares):
Officers	99,600	140,500	190,000
Management	82,500	95,300	126,000

Total	182,100	235,800	316,000

Estimated weighted average fair value of options per share at date of grant:
Officers	$8.07	$8.55	$7.47
Management	7.81	8.03	7.00
Total estimated fair value of stock options granted (in thousands)	$1,449	$1,966	$2,301

Additional disclosure of Tredegar stock options is included in Note 13.

Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with our ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2012, 2011 and 2010.

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

As a policy, we do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes. Additional disclosure of our utilization of derivative hedging instruments is included in Note 9.

Comprehensive Income (Loss). Comprehensive income (loss) is defined as net income or loss and other comprehensive income or loss. Other comprehensive income (loss) includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, prior service costs and net gains or losses from pension and other postretirement benefit plans arising during the period and amortization of these prior service costs and net gains or losses adjustments, all recorded net of deferred income taxes.

Recently Issued Accounting Standards. In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance for testing indefinite-lived intangible assets for impairment. The revised standard provides entities with an option to perform a “qualitative” assessment to determine whether further testing is necessary when performing an annual impairment assessment for indefinite-lived intangible assets other than goodwill. This new standard is comparable to the guidance finalized last year for goodwill impairment testing. An entity can still choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect that this FASB accounting standard will have a material impact on our financial statements and disclosures.

2	ACQUISITIONS

On October 1, 2012, The William L. Bonnell Company, Inc. acquired 100% ownership of AACOA. AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition will add fabrication capabilities to Aluminum Extrusions’ current array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

After certain post-closing adjustments (primarily related to working capital transferred), the purchase price, net of cash acquired, was $54.6 million. The purchase price was funded using financing secured from our existing $350 million revolving credit facility.

Based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the preliminary estimated purchase price allocation is as follows:

(In Thousands)
Accounts receivable	$12,477
Inventories	4,708
Property, plant & equipment	15,116
Identifiable intangible assets:
Customer relationships	4,800
Trade names	4,800
Proprietary technology	3,400
Noncompete agreements	1,600
Other assets (current & noncurrent)	42
Trade payables & accrued expenses	(6,574)

Total identifiable net assets	40,369
Purchase price, net of cash received	54,625

Goodwill	$14,256

The goodwill and other intangible asset balances associated with this acquisition will be deductible for tax purposes. Intangible assets acquired in the purchase of AACOA are being amortized over the following periods:

Identifiable Intangible Asset	Useful Life (Yrs)
Customer relationships	10
Proprietary technology	6-10
Trade names	Indefinite
Noncompete agreements	2

The final purchase price continues to be subject to certain post-closing contractual adjustments. If information becomes available that would indicate adjustments are required to the purchase price or the purchase price allocation prior to the end of the measurement period for finalizing the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”) an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP (“Vision Capital”). On October 24, under the terms of the Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings, LLC (“Terphane”).

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

All post-closing adjustments related to the purchase price for Terphane have been resolved in 2012. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to working capital transferred, the total purchase price (net of cash acquired) was $182.7 million. The purchase price was funded using available cash (net of cash received) of approximately $57.7 million and financing of $125 million secured from Tredegar’s former revolving credit facility.

Based upon management’s valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the final estimated purchase price allocation is as follows:

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

The financial position and results of operations for AACOA have been consolidated with Tredegar subsequent to October 1, 2012. For the year ended December 31, 2012, the consolidated results of operations included sales of $19.9 million and net income from continuing operations of $1.0 million related to AACOA. The financial position and results of operations for Terphane have been consolidated with Tredegar subsequent to October 24, 2011. For the year ended December 31, 2012 and 2011, the consolidated results of operations included sales of $143.3 million and $29.2 million, respectively, and net income from continuing operations of $17.4 million and $2.0 million, respectively, related to Terphane.

The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisitions of Terphane and AACOA had been consummated on January 1, 2011. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated on January 1, 2011. Supplemental unaudited pro forma results for the years ended December 31, 2012 and 2011 are as follows:

(In Thousands, Except Per Share Data)	2012	2011
Sales	$946,594	$1,009,601
Income from continuing operations	44,816	43,407
Earnings per share from continuing operations:
Basic	$1.40	$1.36
Diluted	1.39	1.35

The above supplemental unaudited pro forma amounts reflect the application of the following adjustments in order to present the consolidated results as if the acquisitions and related borrowings had occurred on January 1, 2011:

•	Adjustment for additional depreciation and amortization expense associated with the adjustments to property, plant and equipment, and intangible assets associated with purchase accounting;

•

Additional interest expense and financing fees associated with borrowing arrangements used to fund the acquisitions of Terphane and AACOA and the elimination of historical interest expense associated with historical borrowings of Terphane and AACOA that were not assumed by Tredegar;

•	Adjustments to eliminate transactions-related expenses associated with the October 2011 acquisition of Terphane and the October 2012 acquisition of AACOA;

•	Adjustments related to the elimination of foreign currency remeasurement gains associated with long-term borrowings of Terphane that were not assumed by Tredegar;

•	Adjustments for the estimated net income tax benefit associated with the previously described adjustments; and

•	Adjustments to income tax expense for AACOA as it had previously elected to be treated as an S-Corp for federal income tax purposes.

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

3	DISCONTINUED OPERATIONS

On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary, sold its membership interests in Falling Springs to Arc Ventures, LC for $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of our Board of Directors. The purchase price was comprised of $12.8 million of cash and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC. The corresponding loss on sale of $3.1 million, which includes transaction-related expenses of $0.5 million, and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. For the years ended December 31, 2012, 2011 and 2010, sales of $3.2 million, $3.2 million and $2.3 million, respectively, have been reclassified to discontinued operations, and net income of $0.5 million, $0.7 million and $0.2 million have been reclassified to discontinued operations in 2012, 2011 and 2010, respectively. Falling Springs was formerly a component of the Other segment.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. In 2012 and 2011, accruals of $13.4 million ($13.4 million net of tax) and $4.4 million ($4.4 million net of tax) were made for indemnifications under the purchase agreement related to environmental matters.

All historical results for these businesses as well as the assets and liabilities included in the historical statements of positions have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

4	INVESTMENTS

In August 2007 and December 2008, we made an aggregate investment of $7.5 million in Intelliject, Inc. (“Intelliject”), a privately held specialty pharmaceutical company. Intelliject seeks to set a new standard in drug/device combination pharmaceuticals designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. Our ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of our initial investment, we elected the fair value option over the equity method of accounting since our investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests. We recognized an unrealized gain of $16.1 million ($10.2 million after taxes) in 2012 attributed to various factors, most notably:

•	a favorable adjustment to the timing and amount of anticipated cash flows derived from updated marketing research;

•	the passage of time as anticipated cash flows associated with achieving product development commercialization milestones are discounted at 55% for their high degree of risk; and

•

a reduction in the weighted average cost of capital used to discount cash flows in our valuation in the first quarter to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration (“FDA”) for the company’s first product.

We recognized an unrealized gain of $1.6 million ($1.0 million after taxes) in 2011 attributed to the appreciation of our interest upon changes in the market dynamics and pricing associated with an upcoming product introduction and the addition of projects to the product pipeline. In 2010, we recognized an unrealized loss of $2.2 million ($1.4 million after taxes) for the estimated changes in the fair value of our investment after Intelliject, which had its new drug application to the FDA accepted for review during the fourth quarter, reassessed its projected timeframe for obtaining final marketing approval from the FDA. Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 5.

At December 31, 2012 and 2011, the estimated fair value of our investment (included in “Other assets and deferred charges” in the consolidated balance sheets) was $33.7 million and $17.6 million, respectively. Subsequent to our most recent investment (December 15, 2008), and until the next round of financing, we believe fair value estimates are based upon Level 3 inputs since there is no secondary market for our ownership interest. In addition, Intelliject did not have any product sales as of December 31, 2012. Their first product launched in the first quarter of 2013. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. If Intelliject does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus our most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then our estimate of the fair value of our ownership interest in the company is likely to decline. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.

The fair market valuation of our interest in Intelliject is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in Intelliject was 55% at December 31, 2012 and 60% at December 31, 2011. At December 31, 2012, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in Intelliject by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $5 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed balance sheets for Intelliject at December 31, 2012 and 2011 and related condensed statements of operations for the last three years ended December 31, 2012, that were reported to us by Intelliject, are provided below:

	December 31,			December 31,
(In Thousands)	2012	2011		2012	2011
Assets:			Liabilities & Equity:
Cash & cash equivalents	$53,288	$9,625	Current liabilities	$13,405	$1,185
Other current assets	686	4,894	Non-current liabilities	1,449	738
Other long-term assets	4,278	691	Long term debt, net of discount	14,696	—
Identifiable intangibles assets	2,152	1,868	Redeemable preferred stock	20,995	20,017
			Equity	9,859	(4,862)

Total assets	$60,404	$17,078	Total liabilities & equity	$60,404	$17,078

	2012	2011	2010
Revenues & Expenses:
Revenues	$38,179	$8,839	$29,099
Expenses and other, net	(13,073)	(10,474)	(10,426)
Income tax (expense) benefit	(9,642)	927	(6,584)

Net income (loss)	$15,464	$(708)	$12,089

The audited financial statements and accompanying footnotes of Intelliject as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 have been included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

On April 2, 2007, we invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of its total partnership capital, is accounted for under the cost method. We recorded unrealized losses of $1.1 million ($0.7 million after taxes) and $0.6 million ($0.4 million after taxes) on our investment in Harbinger in 2012 and 2011, respectively, as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. The December 31, 2012 and 2011 carrying value in the consolidated balance sheets (included in “Other assets and deferred charges”) was $3.6 million and $5.2 million, respectively. The carrying value at December 31, 2012 reflected Tredegar’s cost basis in its investment in Harbinger, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.5 million in 2012 and $0.6 million in 2011. The timing and amount of future installments of withdrawal proceeds was not known as of December 31, 2012. There were no realized gains or losses associated with our investment in Harbinger in 2012, 2011 and 2010. Gains on our investment in Harbinger, if any, will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

5	BUSINESS SEGMENTS

Our primary business segments are Film Products and Aluminum Extrusions. In February 2010, we started reporting an additional segment, Other, comprised of the start-up operations of Bright View and Falling Springs. Effective January 1, 2012, the operations and results of Bright View were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to Film Products to conform with the current year presentation. As discussed in Note 3, Falling Springs was divested in the fourth quarter of 2012. All historical results for this business have been reflected as discontinued operations. With the sale of Falling Springs, there is no longer an Other segment to report.

Information by business segment and geographic area for the last three years is provided below. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $264.0 million in 2012, $280.3 million in 2011 and $273.1 million in 2010. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In Thousands)	2012	2011	2010
Film Products	$611,877	$535,540	$520,749
Aluminum Extrusions	245,465	240,392	199,639

Total net sales	857,342	775,932	720,388
Add back freight	24,846	18,488	17,812

Sales as shown in consolidated statements of income	$882,188	$794,420	$738,200

Operating Profit
(In Thousands)	2012	2011	2010
Film Products:
Ongoing operations	$69,950	$59,493	$66,718
Plant shutdowns, asset impairments, restructurings and other (a)	(109)	(6,807)	(758)

Aluminum Extrusions:
Ongoing operations	9,037	3,457	(4,154)
Plant shutdowns, asset impairments, restructurings and other (a)	(5,427)	58	493

Total	73,451	56,201	62,299
Interest income	418	1,023	709
Interest expense	3,590	1,926	1,136
Gain (loss) on investment accounted for under the fair value method (a)	16,100	1,600	(2,200)
Stock option-based compensation expense	1,432	1,940	2,064
Corporate expenses, net (a)	23,443	16,169	17,118

Income from continuing operations before income taxes	61,504	38,789	40,490
Income taxes (a)	18,319	10,244	13,649

Income from continuing operations	43,185	28,545	26,841
Income (loss) from discontinued operations (a)	(14,934)	(3,690)	186

Net income (loss)	$28,251	$24,855	$27,027

(a)	See Notes 1, 3, 4 and 18 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.
(b)	We recognize in the balance sheets the funded status of each of our defined benefit pension and other postretirement plans. The funded status of our defined benefit pension plan was a net liability of $83.3 million, $57.8 million and $8.3 million in “Other noncurrent liabilities” as of December 31, 2012, 2011 and 2010. See Note 14 for more information on our pension and other postretirement plans.
(c)	The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $24.8 million in 2012, $18.5 million in 2011 and $17.8 million in 2010.
(d)	Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in locations outside the U.S. of $28.6 million, $42.3 million and $35.7 million at December 31, 2012, 2011 and 2010, respectively. Export sales relate almost entirely to Film Products. Operations outside the U.S. in The Netherlands, Hungary, China, Italy (sold in 2011), Brazil and India also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Sales activity at the new film products manufacturing facility in India were not significant in 2011.

Identifiable Assets
(In Thousands)	2012	2011
Film Products	$551,842	$574,571
Aluminum Extrusions	129,279	78,661

Subtotal	681,121	653,232
General corporate (b)	53,222	40,917
Cash and cash equivalents (d)	48,822	68,939

Continuing operations	783,165	763,088
Discontinued operations	—	17,522

Total	$783,165	$780,610

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2012	2011	2010	2012	2011	2010
Film Products	$39,202	$36,315	$34,448	$30,484	$13,107	$15,839
Aluminum Extrusions	9,984	8,333	9,054	2,332	2,697	4,339

Subtotal	49,186	44,648	43,502	32,816	15,804	20,178
General corporate	73	75	74	436	76	236

Continuing operations	49,259	44,723	43,576	33,252	15,880	20,414
Discontinued operations	10	12	12	—	—	4

Total	$49,269	$44,735	$43,588	$33,252	$15,880	$20,418

Net Sales by Geographic Area (d)
(In Thousands)	2012	2011	2010
United States	$480,041	$462,479	$414,617
Exports from the United States to:
Asia	57,639	56,050	68,818
Canada	46,948	49,428	50,534
Europe	5,186	6,171	8,572
Latin America	3,145	4,413	2,684
Operations outside the United States:
Brazil	121,373	43,528	24,302
The Netherlands	67,758	80,509	81,945
Hungary	41,285	33,824	23,645
China	30,636	32,740	35,999
India	3,331	—	—
Italy	—	6,790	9,272

Total (c)	$857,342	$775,932	$720,388

	Identifiable Assets by Geographic Area (d)		Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2012	2011	2012	2011
United States (b)	$412,822	$369,173	$126,072	$119,650
Operations outside the United States:
Brazil	181,663	191,695	77,723	80,992
The Netherlands	37,076	40,973	19,443	24,850
China	25,167	28,469	16,584	18,931
Hungary	17,887	16,480	7,782	7,326
India	6,506	6,442	4,653	4,705
General corporate (b)	53,222	40,917	1,160	797
Cash and cash equivalents (d)	48,822	68,939	n/a	n/a

Continuing operations	783,165	763,088	253,417	257,251
Discontinued operations	—	17,522	—	23

Total	$783,165	$780,610	$253,417	$257,274

See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

Net Sales by Product Group
(In Thousands)	2012	2011	2010
Film Products:
Personal care materials	$327,161	$352,376	$358,597
Flexible packaging films	138,028	28,256	—
Surface protection films	69,627	69,452	85,451
Polyethylene overwrap and polypropylene films	63,796	67,282	61,148
Films for other markets	13,265	18,174	15,553

Subtotal	611,877	535,540	520,749
Aluminum Extrusions:
Nonresidential building & construction	165,159	166,229	134,467
Residential building & construction	23,555	31,444	29,554
Distribution	15,227	14,700	9,793
Consumer durables	12,259	4,784	3,532
Transportation	11,757	13,176	15,058
Machinery & equipment	8,773	5,665	2,571
Electrical	6,140	4,394	4,664
Other	2,595	—	—

Subtotal	245,465	240,392	199,639

Total	$857,342	$775,932	$720,388

See footnotes on prior pages and a reconciliation of net sales to sales as shown in the consolidated statements of income.

6	ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivable consist of the following:

(In Thousands)	2012	2011
Trade, less allowance for doubtful accounts and sales returns of $3,552 in 2012 and $3,539 in 2011	$96,686	$95,470
Other	3,551	2,315

Total	$100,237	$97,785

A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2012 is as follows:

(In Thousands)	2012	2011	2010
Balance, beginning of year	$3,539	$5,286	$5,299
Charges to expense	1,589	1,525	1,779
Recoveries	(1,076)	(1,489)	(1,633)
Write-offs	(588)	(2,508)	(25)
Foreign exchange and other	88	725	(134)

Balance, end of year	$3,552	$3,539	$5,286

7	INVENTORIES

Inventories consist of the following:

(In Thousands)	2012	2011
Finished goods	$16,138	$11,103
Work-in-process	7,451	6,874
Raw materials	28,758	24,148
Stores, supplies and other	22,323	19,165

Total	$74,670	$61,290

Inventories stated on the LIFO basis amounted to $10.9 million at December 31, 2012 and $12.1 million at December 31, 2011, which are below replacement costs by approximately $20.5 million at December 31, 2012 and $20.2 million at December 31, 2011. During 2012, 2011 and 2010, certain inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $2.7 million in 2012 ($1.1 million in Film Products and $1.6 million in Aluminum Extrusions), $1.1 million in Film Products in 2011 and $2.6 million in 2010 ($0.9 million in Film Products and $1.7 million in Aluminum Extrusions).

8	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangibles at December 31, 2012 and 2011, and related amortization periods for continuing operations are as follows:

(In Thousands)	2012	2011	Amortization Periods
Goodwill	$177,181	$165,372	Not amortized
Other identifiable intangibles
Customer relationships (cost basis of $37,400 in 2012 and $32,600 in 2011)	31,163	30,850	10-12 years
Proprietary technology (cost basis of $21,516 in 2012 and $18,116 in 2011)	17,145	16,042	Not more than 15 years
Tradenames	13,332	9,049	Indefinite life
Non-compete agreements (cost basis of $4,302 in 2012 and $2,702 in 2011)	2,359	2,119	2 years

Total carrying value of other intangibles	63,999	58,060

Total carrying value of goodwill and other intangibles	$241,180	$223,432

A reconciliation of the beginning and ending balance of goodwill for each of the three years in the period ended December 31, 2012 is as follows:

(In Thousands)	2012	2011	2010
Net carrying value of goodwill, beginning of year	$165,372	$103,639	$104,290
Acquisitions	14,256	63,214	—
Increase (decrease) due to foreign currency translation	(2,447)	(1,481)	(651)

Net carrying value of goodwill, end of year	$177,181	$165,372	$103,639

Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business, the resulting operating loss in the first quarter of 2009, possible future losses and the uncertainty in the amount and timing of an economic recovery, a goodwill impairment charge of $30.6 million ($30.6 million after taxes) was recognized in Aluminum Extrusions in 2009. At December 31, 2012, the goodwill balance was $162.9 million for Film Products and $14.3 million for Aluminum Extrusions.

Amortization expense for continuing operations over the next five years is expected to be as follows:

Year	Amount (In Thousands)
2013	$6,786
2014	5,628
2015	4,903
2016	4,891
2017	4,891

9	FINANCIAL INSTRUMENTS

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.2 million (6.7 million pounds of aluminum) at December 31, 2012 and $10.8 million (11.0 million pounds of aluminum) at December 31, 2011.

The table below summarizes the location and gross amounts of aluminum derivative contract fair values in the consolidated balance sheets as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses
Aluminum futures contracts	and other	$226	Accrued expenses	$21
Liability derivatives:	Prepaid expenses
Aluminum futures contracts	and other	$88	Accrued expenses	$677
Derivatives Not Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts		$—	Accrued expenses	$18
Liability derivatives:
Aluminum futures contracts		$—	Accrued expenses	$18

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

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. We are using fixed rate Euro forward contracts with various settlement dates through November 2013 to hedge exchange rate exposure on these obligations. We had fixed rate forward contracts with outstanding notional amounts of €9.9 million as of December 31, 2012 (none at December 31, 2011).

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of December 31, 2012 (none at December 31, 2011):

	December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$948

We receive Euro-based royalty payments relating to our operations in Europe. From time to time we use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2012 and 2011 as there were no derivatives outstanding related to the hedging of royalty payments with currency options.

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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2012, 2011, and 2010 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2012	2011	2010	2012	2011	2010
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(232)	$(802)	$(102)	$1,421	$—	$(284)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales			Selling, general and admin. exp.
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(1,026)	$308	$641	$—	$—	$(271)

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, unrealized net losses from hedges that were discontinued were not significant. As of December 31, 2012, we expect $0.1 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next 12 months.

10	ACCRUED EXPENSES

Accrued expenses consist of the following:

(In Thousands)	2012	2011
Payrolls, related taxes and medical and other benefits	$7,088	$4,700
Vacation	6,124	6,864
Contractual indemnification claims (see note 3)	4,316	4,740
Incentive compensation	3,840	3,003
Taxes other than federal income and payroll	3,056	3,350
Deferred revenue	2,564	1,863
Workers’ compensation and disabilities	2,457	2,599
Other	13,069	13,769

Total	$42,514	$40,888

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2012 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Other (a)	Total
Balance at January 1, 2010	$823	$—	$3,158	$3,981
2010:
Charges	165	608	—	773
Cash spent	(751)	—	(1,565)	(2,316)
Charged against assets	—	(608)	—	(608)

Balance at December 31, 2010	237	—	1,593	1,830
2011:
Charges	541	1,367	—	1,908
Cash spent	(581)		(1,593)	(2,174)
Charged against assets	—	(1,367)	—	(1,367)

Balance at December 31, 2011	197	—	—	197
2012:
Charges	1,562	1,077	2,255	4,894
Cash spent	(1,463)		(1,670)	(3,133)
Charged against assets	—	(1,077)	—	(1,077)

Balance at December 31, 2012	$296	$—	$585	$881

(a)	Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey and other shutdown-related costs associated with the shutdown of our aluminum extrusions manaufacturing facility in Kentland, Indiana.

See Note 18 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

11	DEBT AND CREDIT AGREEMENTS

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

Pricing Under Credit Revolving Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25

At December 31, 2012, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 150 basis points.

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

At December 31, 2012, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $199 million. Total debt due and outstanding at December 31, 2012 is summarized below:

Debt Due and Outstanding at December 31, 2011 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2013	$—	$—	$—
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	128,000	—	128,000

Total	$128,000	$—	$128,000

We believe we were in compliance with all of our debt covenants as of December 31, 2012. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

12	SHAREHOLDER RIGHTS AGREEMENT

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

Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of Participating Cumulative Preferred Stock, Series A (the “Preferred Stock”), at an exercise price of $150 (the “Purchase Price”). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 15% or more of the outstanding shares of our common stock (thereby becoming an “Acquiring Person”) or announces a tender offer that would result in ownership by a person or group of 15% or more of our common stock. Any action by a person or group whose beneficial ownership was reported on Amendment No. 4 to the Schedule 13D filed with respect to Tredegar on March 20, 1997, cannot cause such person or group to become an Acquiring Person and thereby cause the Rights to become exercisable.

Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock (or in certain circumstances, cash, property or other securities of Tredegar or a potential acquirer) having a value equal to twice the amount of the Purchase Price.

The Rights are scheduled to expire on June 30, 2019.

13	STOCK OPTION AND STOCK AWARD PLANS

We have one equity incentive plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. In addition, we have one other equity incentive plan under which there are options that remain outstanding, but no future grants can be made. Prior to 2012, employee options ordinarily vest two years from the date of grant. Employee options granted in 2012 and thereafter ordinarily vest over a four year period, with a quarter of the options granted vesting on each year on the grant date anniversary. The option plans also permit the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment and/or the achievement of certain performance targets. No SARs have been granted since 1992 and none are currently outstanding.

A summary of our stock options outstanding at December 31, 2012, 2011 and 2010, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2010	796,175	$13.95	to	$19.52	$16.29
Granted	316,000	16.66	to	17.54	17.15
Forfeited and Expired	(29,325)	13.95	to	18.12	16.37
Exercised	(65,575)	13.95	to	15.80	15.04

Outstanding at December 31, 2010	1,017,275	13.95	to	19.52	16.64
Granted	235,800	16.87	to	19.84	19.79
Forfeited and Expired	(51,800)	13.95	to	19.84	16.78
Exercised	(79,775)	13.95	to	18.12	15.11

Outstanding at December 31, 2011	1,121,500	14.06	to	19.84	17.40
Granted	182,100	18.51	to	19.40	19.34
Forfeited and Expired	(50,300)	15.80	to	19.84	19.34
Exercised	(176,600)	14.72	to	18.12	16.33

Outstanding at December 31, 2012	1,076,700	$14.06	to	$19.84	$17.81

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2012:

		Options Outstanding at December 31, 2012				Options Exercisable at December 31, 2012
			Weighted Average		Aggregate Intrinsic Value (In Thousands)			Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices		Shares	Remaining Contract- ual Life (Years)	Exercise Price		Shares	Weighted Average Exercise Price
$	— to $ 15.00	35,500	2.9	$14.20	$221	35,500	$14.20	$221
	15.01 to 17.00	218,800	3.5	15.79	1,013	217,000	15.78	1,006
	17.01 to 20.00	822,400	5.0	18.51	1,572	462,300	17.66	1,276

	Total	1,076,700	4.7	$17.81	$2,806	714,800	$16.92	$2,503

The following table summarizes additional information about non-vested restricted stock outstanding at December 31, 2012:

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satis- faction of Certain Performance Criteria
	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)	Number of Shares	Wgtd. Ave. Grant Date Fair Value/Sh.	Grant Date Fair Value (In Thousands)
Outstanding at January 1, 2010	45,750	$17.70	$810	72,175	$17.64	$1,273
Granted	56,717	17.23	977	82,750	16.83	1,393
Vested	(8,284)	17.84	(148)	—	—	—
Forfeited	(333)	18.12	(6)	(4,000)	17.10	(68)

Outstanding at December 31, 2010	93,850	17.40	1,633	150,925	17.21	2,598
Granted	51,360	19.42	997	88,900	19.32	1,718
Vested	(18,060)	17.20	(311)	(66,925)	17.68	(1,183)
Forfeited	(1,000)	17.13	(17)	(87,900)	16.93	(1,488)

Outstanding at December 31, 2011	126,150	18.25	2,302	85,000	19.35	1,645
Granted	94,949	19.06	1,810	87,200	18.79	1,638
Vested	(60,357)	18.01	(1,087)	—	—	—
Forfeited	(16,842)	18.82	(317)	(80,400)	19.31	(1,553)

Outstanding at December 31, 2012	143,900	$18.82	$2,708	91,800	$18.85	$1,730

The total intrinsic value of stock options exercised was $0.5 million in 2012, $0.4 million in 2011 and $0.2 million in 2010. The grant-date fair value of stock option-based awards vested was $2.1 million in 2012, $1.9 million in 2011 and $1.9 million in 2010. As of December 31, 2012, there was unrecognized compensation cost of $0.8 million related to stock option-based awards and $1.3 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 0.9 years for stock option-based awards and 1.6 years for non-vested restricted stock and other stock-based awards.

Stock options exercisable totaled 714,800 at December 31, 2012 and 600,400 shares at December 31, 2011. Stock options available for grant totaled 2,607,001 shares at December 31, 2012.

14	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

We sponsor noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007.

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

The following tables reconcile the changes in benefit obligations and plan assets in 2012 and 2011, and reconcile the funded status to prepaid or accrued cost at December 31, 2012 and 2011:

	Pension Benefits		Other Post- Retirement Benefits
(In Thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$272,436	$247,969	$8,422	$7,350
Service cost	3,657	3,361	58	54
Interest cost	13,084	13,024	385	395
Effect of actuarial (gains) losses related to the following:
Discount rate change	26,843	16,986	549	414
Retirement rate assumptions and mortality table adjustments	—	6,314	—	(52)
Retiree medical participation rate change	—	—	—	449
Other	(1,372)	(3,399)	(243)	122
Benefits paid	(12,363)	(11,819)	(292)	(310)

Benefit obligation, end of year	$302,285	$272,436	$8,879	$8,422

Change in plan assets:
Plan assets at fair value, beginning of year	$214,647	$239,706	$—	$—
Actual return on plan assets	14,455	(13,413)	—	—
Employer contributions	2,296	173	292	310
Benefits paid	(12,363)	(11,819)	(292)	(310)

Plan assets at fair value, end of year	$219,035	$214,647	$—	$—

Funded status of the plans	$(83,250)	$(57,789)	$(8,879)	$(8,422)

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(83,250)	(57,789)	(8,879)	(8,422)

Net amount recognized	$(83,250)	$(57,789)	$(8,879)	$(8,422)

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In Thousands, Except Percentages)	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.21%	4.95%	5.45%	4.10%	4.90%	5.35%
Rate of compensation increases	n/a	n/a	n/a	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.95%	5.45%	5.70%	4.90%	5.35%	5.75%
Rate of compensation increases	n/a	n/a	n/a	n/a	n/a	n/a
Expected long-term return on plan assets	7.75%	8.00%	8.25%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$(3,657)	$(3,361)	$(3,315)	$(58)	$(54)	$(76)
Interest cost	(13,084)	(13,024)	(13,071)	(385)	(395)	(467)
Expected return on plan assets	19,108	20,448	20,530	—	—	—
Amortization of prior service costs and gains or losses	(10,377)	(6,359)	(4,806)	241	264	79
Settlement/curtailment	(99)	—	—	—	—	—

Net periodic benefit cost	$(8,109)	$(2,296)	$(662)	$(202)	$(185)	$(464)

Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Pension and other postretirement liabilities for continuing operations of $92.1 million and $66.2 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2012 and 2011, respectively. The amount of our accumulated benefit obligation is the same as our projected benefit obligation.

At December 31, 2012, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.

Expected benefit payments for continuing operations over the next five years and in the aggregate for 2018-2022 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2013	$13,797	$474
2014	14,559	492
2015	15,316	507
2016	15,883	522
2017	16,442	530
2018—2022	89,505	2,731

Amounts recognized in 2012, 2011 and 2010 before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension			Other Post- Retirement
(In Thousands)	2012	2011	2010	2012	2011	2010
Prior service cost (benefit)	$(887)	$(1,890)	$(2,966)	$—	$—	$—
Net actuarial (gain) loss	167,009	148,364	102,037	(855)	(1,401)	(2,598)

The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2013 are as follows:

(In Thousands)	Pension	Other Post- Retirement
Prior service cost (benefit)	$(1,184)	$—
Net actuarial (gain) loss	15,943	(162)

The percentage composition of assets held by pension plans for continuing operations at December 31, 2012, 2011 and 2010 are as follows:

	% Composition of Plan Assets at December 31,
	2012	2011	2010
Pension plans related to continuing operations:
Fixed income securities	14.7%	9.7%	1.9%

Large/mid-capitalization equity securities	10.9	15.9	22.3
Small-capitalization equity securities	5.4	6.2	6.7
International and emerging market equity securities	10.0	14.3	21.6

Total equity securities	26.3	36.4	50.6

Private equity and hedge funds	50.0	41.8	42.7
Other assets	9.0	12.1	4.8

Total for continuing operations	100.0%	100.0%	100.0%

Our targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets is as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Fixed income securities	32.0%	5.5%

Large/mid-capitalization equity securities	10.0	9.0
Small-capitalization equity securities	4.0	10.2
International and emerging market equity securities	13.0	9.9

Total equity securities	27.0	9.6

Private equity and hedge funds	41.0	8.4
Other assets	—	—

Total for continuing operations	100.0%	7.8%

*	Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.

Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. Other assets are primarily comprised of cash and contracts with insurance companies. Our primary investment objective is to maximize total return with a strong emphasis on the preservation of capital. We believe that over the long term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for our pension plans is about 13 years. We expect our required contributions to be approximately $0.2 million in 2013.

Estimates of the fair value of assets held by our pension plans are provided by third parties not affiliated with Tredegar. At December 31, 2012, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Signficant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Large/mid-capitalization equity securities	$23,845	$23,845	$—	$—
Small-capitalization equity securities	11,914	11,914	—	—
International and emerging market equity securities	21,827	8,814	13,013	—
Fixed income securities	32,150	18,080	14,070	—
Private equity and hedge funds	109,690	—	101,334	8,356
Other assets	10,256	10,256	—	—

Total plan assets at fair value	$209,682	$72,909	$128,417	$8,356
Contracts with insurance companies	9,353

Total plan assets, December 31, 2012	$219,035

December 31, 2011
Large/mid-capitalization equity securities	$34,095	$31,490	$2,605	$—
Small-capitalization equity securities	13,281	13,281	—	—
International and emerging market equity securities	30,611	30,611	—	—
Fixed income securities	20,895	10,960	9,935	—
Private equity and hedge funds	89,620	—	82,628	6,992
Other assets	16,899	11,899	5,000	—

Total plan assets at fair value	$205,401	$98,241	$100,168	$6,992
Contracts with insurance companies	9,246

Total plan assets, December 31, 2011	$214,647

For fair value measurements of plan assets using significant unobservable inputs (Level 3), a reconciliation of the balances from January 1, 2011 to December 31, 2012 are as follows:

(In Thousands)	Private equity and hedge funds
Balance at January 1, 2011	$8,042
Purchases	2,554
Sales	(663)
Distributions	(2,673)
Actual return on plan assets still held at year end	(268)
Transfers in and/or out of Level 3	—

Balance at December 31, 2011	$6,992
Purchases	3,767
Sales	—
Distributions	(2,094)
Actual return on plan assets still held at year end	(309)
Transfers in and/or out of Level 3	—

Balance at December 31, 2012	$8,356

We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.8 million at December 31, 2012 and $2.6 million at December 31, 2011. Pension expense recognized for this plan was $0.1 million in 2012, $0.1 million in 2011 and $0.2 million in 2010. This information has been included in the preceding pension benefit tables.

Approximately 101 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.5 million in 2012, $0.6 million in 2011 and $0.6 million in 2010. This information has been excluded from the preceding pension benefit tables.

15	SAVINGS PLAN

We have a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation up to Internal Revenue Service (“IRS”) limitations. Effective January 1, 2007, the provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

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

We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2.5 million in 2012, $2.5 million in 2011 and $2.6 million in 2010. Our liability under the restoration plan was $1.6 million at December 31, 2012 (consisting of 78,615 phantom shares of common stock) and $1.6 million at December 31, 2011 (consisting of 70,588 phantom shares of common stock) and valued at the closing market price on those dates.

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

16	RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS

Rental expense for continuing operations was $3.6 million in 2012, $3.2 million in 2011 and $2.9 million in 2010. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2012, are as follows:

Year	Amount (In Thousands)
2013	$2,156
2014	1,968
2015	1,297
2016	1,198
2017	1,208
Remainder	1,100

Total	$8,927

Contractual obligations for plant construction and purchases of real property and equipment amounted to $16.4 million at December 31, 2012. Film Products has various contractual commitments of approximately $14 million in 2013 associated with our multi-year capacity expansion project in Cabo de Santo Agostinho.

17	INCOME TAXES

Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2012	2011	2010
Income from continuing operations before income taxes:
Domestic	$35,488	$29,491	$30,430
Foreign	26,016	9,298	10,060

Total	$61,504	$38,789	$40,490

Current income taxes:
Federal	$10,905	$2,958	$14,329
State	796	639	1,409
Foreign	7,372	4,500	4,308

Total	19,073	8,097	20,046

Deferred income taxes:
Federal	1,212	3,243	(6,225)
State	163	(211)	(771)
Foreign	(2,129)	(885)	599

Total	(754)	2,147	(6,397)

Total income taxes	$18,319	$10,244	$13,649

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2012	2011	2010
Income tax expense at federal statutory rate	35.0	35.0	35.0
Valuation allowance for capital loss carry-forwards	1.9	.9	.5
State taxes, net of federal income tax benefit	1.1	1.7	.9
Unremitted earnings from foreign operations	.6	1.8	1.3
Non-deductible expenses	.3	.8	.3
Non-deductible acquisition expenses	—	3.5	—
Write-off of tax receivable from indemnification	—	—	1.8
Research and development tax credit	—	(1.0)	(.8)
Deduction for divestiture of subsidiary stock	—	(15.3)	—
Valuation allowance for foreign operating loss carry-forwards	(.1)	1.4	1.3
Reversal of income tax contingency accruals and tax settlements	(.5)	.3	.6
Changes in estimates related to prior year tax provision	(.5)	(.1)	(4.1)
Domestic Production Activities Deduction	(.6)	—	(1.1)
Foreign rate differences	(.6)	(.7)	(1.8)
Tax incentive	(7.0)	(1.8)	—
Other	.2	(.1)	(.2)

Effective income tax rate	29.8	26.4	33.7

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but we anticipate that we will qualify for additional incentives that will extend beyond 2014. The benefit from the tax incentives was $4.3 million (13 cents per share) and $0.7 million (2 cents per share) in 2012 and 2011, respectively.

Deferred tax liabilities and deferred tax assets at December 31, 2012 and 2011, are as follows:

(In Thousands)	2012	2011
Deferred tax liabilities:
Amortization of goodwill	$47,956	$48,407
Depreciation	34,110	40,754
Foreign currency translation gain adjustment	8,795	8,638
Derivative financial instruments	568	—

Total deferred tax liabilities	91,429	97,799

Deferred tax assets:
Pensions	30,488	21,169
Employee benefits	10,532	9,841
Excess capital losses and book/tax basis differences on investments	4,923	5,514
Asset write-offs, divestitures and environmental accruals	3,234	3,177
Inventory	2,086	2,439
Tax benefit on state and foreign NOL and credit carryforwards	1,676	1,898
Allowance for doubtful accounts and sales returns	756	919
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	236	360
Derivative financial instruments	—	249
Other	974	1,024

Deferred tax assets before valuation allowance	54,905	46,590
Less: Valuation allowance	18,635	12,427

Total deferred tax assets	36,270	34,163

Net deferred tax liability	$55,159	$63,636

Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$60,773	$70,769
Current deferred tax assets in excess of liabilities	5,614	7,133

Net deferred tax liability	$55,159	$63,636

Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. A valuation allowance of $1.3 million at December 31, 2012 and 2011, respectively, is provided against the tax benefit on state and foreign net operating loss carryforwards for possible future tax benefits on domestic state and foreign operating losses generated by certain foreign and domestic subsidiaries that may not be recoverable in the carry-forward period. In addition, the valuation allowance for excess capital losses from investments and other related items was increased from $9.3 million at December 31, 2011 to $15.5 million at December 31, 2012 due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. The valuation allowance for asset impairments in foreign jurisdictions where we believe it is more likely than not that the deferred tax asset will not be realized increased from $1.8 million in 2011 to $1.9 million in 2012.

A reconciliation of our unrecognized uncertain tax positions since January 1, 2010, is shown below:

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Balance at beginning of period	$1,025	$1,065	$996
Increase (decrease) due to tax positions taken in:
Current period	432	185	184
Prior period	(21)	10	493
Increase (decrease) due to settlements with taxing authorities	(398)	—	(375)
Reductions due to lapse of statute of limitations	(128)	(235)	(233)

Balance at end of period	$910	$1,025	$1,065

Additional information related to our unrecognized uncertain tax positions since January 1, 2010 is summarized below:

	Years Ended December 31,
(In Thousands)	2012	2011	2010
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$910	$1,025	$1,065
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(212)	(219)	(234)

Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	698	806	831
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $(300),
$200 and $(400) reflected in income tax expense in the income statement in 2012, 2011 and 2010, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	60	373	125
Related deferred income tax assets recognized on interest and penalties	(23)	(141)	(46)

Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	37	232	79

Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$735	$1,038	$910

We claimed an ordinary loss on the write-off of our investment in our aluminum extrusions operations in Canada (sold in February 2008) on our 2008 consolidated tax return (included in discontinued operations in the consolidated statement of income in 2007). During an audit, the IRS challenged the ordinary nature of the loss, asserting that the loss should be re-characterized as capital in nature. Had the IRS prevailed in final, non-appealable determinations, it is possible that the matter would have resulted in additional tax payments of up to $12 million, plus any interest and penalties. Prior to issuing a Notice of Deficiency, however, the IRS revised their audit report to allow the ordinary loss treatment to stand. The audit findings have been confirmed by the IRS Joint Committee review, and we expect no further challenge on this issue.

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. Except for refund claims and amended returns, the IRS has provided written confirmation that they do not plan to make any additional changes to our U.S. consolidated tax returns for the years prior to 2010, although the federal statute of limitations was extended for the tax years 2006-2009 through December 31, 2013. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2009. We believe that it is reasonably possible that approximately $0.1 million of the balance of unrecognized state tax positions may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

18	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2012 (as shown in the segment operating profit table in Note 5) totaled $5.5 million ($3.6 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2012 included:

•

A fourth quarter charge of $0.9 million ($0.5 million after taxes), a third quarter charge of $0.8 million ($0.5 million after taxes), a second quarter charge of $1.0 million ($0.7 million after taxes) and a first quarter charge of $0.9 million ($0.5 million after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.2 million and other shutdown-related charges of $2.3 million, partially offset by adjustments to inventories accounted for under the LIFO method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains on the sale of equipment of $0.8 million (included in “Other income (expense), net” in the consolidated statements of income);

•

A fourth quarter gain of $1.3 million ($0.7 million after taxes) in Film Products (included in “Other income (expense), net” in the consolidated statements of income) associated with an insurance recovery on idle equipment that was destroyed in a fire at an outside warehouse;

•

A fourth quarter charge of $0.9 million ($0.6 million after taxes) and a third quarter charge of $0.3 million ($0.2 million after taxes) for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions (see discussion below for further detail);

•

A fourth quarter charge of $0.1 million ($0.1 million after taxes), a third quarter charge of $0.1 million ($0.1 million after taxes), a second quarter charge of $0.6 million ($0.4 million after taxes) and a first quarter charge of $0.3 million ($0.2 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane;

•	A fourth quarter gain of $1.1 million ($0.6 million after taxes) related to the sale of a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•	A second quarter charge of $0.8 million ($0.5 million after taxes) for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•

A fourth quarter charge of $0.2 million ($0.1 million after taxes) and a second quarter charge of $0.1 million ($46,000 after taxes) in Film Products and a first quarter charge of $0.2 million ($0.1 million after taxes) in Aluminum Extrusions for severance and other employee-related costs in connection with restructurings;

•	A fourth quarter charge of $0.2 million ($0.2 million after taxes) for asset impairments in Film Products;

•

A fourth quarter charge of $0.2 million ($0.1 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Aluminum Extrusions’ acquisition of AACOA;

•

A fourth quarter charge of $0.1 million ($0.1 million after taxes) associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA (included in “Cost of goods sold” in the consolidated statements of income); and

•

A fourth quarter charge of $0.1 million ($49,000 after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Total acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions were $2.0 million in 2012. Acquisitions-related expenses of $0.8 million were recorded to “Corporate expenses, net” in the segment operating profit table in Note 5 during the first and second quarters of 2012, and as noted above, acquisitions-related expenses of $1.2 million were recorded to “Losses associated with plant shutdowns, asset impairments, restructurings and other charges” for Aluminum Extrusions in the segment operating profit table in Note 5 during the third and fourth quarters of 2012.

Results in 2012 include an unrealized gain from our investment in Intelliject of $16.1 million ($10.2 million after taxes), which is accounted for under the fair value method. An unrealized loss on our investment in Harbinger of $1.1 million ($0.7 million after taxes) was recorded in 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 4 for additional information on investments.

The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S. GAAP.

Aluminum Extrusions closed its manufacturing facility in Kentland, Indiana in August 2012. The plant, whose core market was residential construction, previously employed 146 people. We estimate that charges incurred related to the shutdown will be approximately $4.5 million, and include accelerated depreciation on property, plant and equipment of approximately $2.4 million, severance and other employee-related charges of approximately $1.2 million and other shutdown-related costs of approximately $1 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges, partially offset by adjustment for inventories accounted for under the LIFO method. Most of these shutdown charges, which include cash expenditures of approximately $3.5 million, are expected to be recognized over an 18 month period.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2011 (as shown in the segment operating profit table in Note 5) totaled $6.8 million ($0.3 million gain after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2011 included:

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

•

A fourth quarter charge of $0.1 million ($39,000 after taxes), a third quarter charge of $0.2 million ($0.1 million after taxes) and a second quarter charge of $0.3 million ($0.2 million after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A fourth quarter charge of $0.4 million ($0.3 million after taxes) for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the Film Products acquisition of Terphane; and

•

A fourth quarter benefit of $39,000 ($24,000 after taxes), a third quarter charge of $43,000 ($27,000 after taxes), a second quarter benefit of $0.1 million ($0.1 million after taxes), and a first quarter charge of $32,000 ($20,000 after taxes) for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income).

Results in 2011 include an unrealized gain from the write-up of our investment in Intelliject of $1.6 million ($1.0 million after taxes), which is accounted for under the fair value method. An unrealized loss on our investment in Harbinger of $0.6 million ($0.4 million after taxes) was recorded in 2011 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 4 for additional information on investments.

The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S. GAAP.

Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2010 (as shown in the segment operating profit table in Note 5) totaled $0.3 million ($0.3 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2010 included:

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

•	Fourth quarter charges of $0.3 million ($0.2 million after taxes) and a second quarter charge of $0.3 million ($0.3 million after taxes) for an asset impairment in Film Products;

•

A fourth quarter charge of $0.4 million ($0.2 million after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•

A third quarter charge of $0.1 million ($0.1 million after taxes) and a first quarter charge of $0.1 million ($35,000 after taxes) for severance and other employee-related costs in connection with restructurings in Film Products;

•

A second quarter gain of $0.1 million ($0.1 million after taxes) related to the sale of previously impaired equipment (included in “Other income (expense), net” in the consolidated statements of income) at our film products manufacturing facility in Pottsville, Pennsylvania; and

•

A second quarter loss of $44,000 ($26,000 after taxes) and a first quarter loss of $0.1 million ($36,000 after taxes) on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown films manufacturing facility in LaGrange, Georgia.

Results in 2010 include an unrealized loss from the write-down of our investment in Intellject of $2.2 million ($1.4 million after taxes), which is accounted for under the fair value method. See Note 4 for additional information on investments.

The impairment charges in Film Products were recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on our estimates of the proceeds that we would receive if and/or when assets are sold. Our estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S generally accepted accounting principles.

19	CONTINGENCIES

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

In 2011, we were notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil. We contested the applicability of these antidumping duties to the films exported by Terphane, and we filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order. On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick. The films at issue are manufactured to specifications that exceed that threshold. On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce. If U.S. Customs ultimately were to require the collection of antidumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Purchase Agreement.

20	SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries

(In Thousands, Except Per-Share Amounts)

(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Sales	$216,643	$215,859	$216,648	$233,038
Gross profit	35,450	33,435	38,087	37,710
Income from continuing operations	7,737	7,388	14,210	13,850
Income (loss) from discontinued operations	(4,739)	(35)	(6,783)	(3,377)

Net income	$2,998	$7,353	$7,427	$10,473

Earnings (loss) per share:
Basic
Continuing operations	$.24	$.23	$.44	$.43
Discontinued operations	(.15)	—	(.21)	(.10)

Net income	$.09	$.23	$.23	$.33

Diluted
Continuing operations	$.24	$.23	$.44	$.43
Discontinued operations	(.15)	—	(.21)	(.10)

Net income	$.09	$.23	$.23	$.33

Shares used to compute earnings (loss) per share:
Basic	32,010	32,051	32,052	32,016
Diluted	32,393	32,101	32,101	32,176

2011
Sales	$191,520	$200,674	$201,184	$201,042
Gross profit	29,665	28,858	32,108	31,214
Income from continuing operations	6,796	6,027	12,241	3,481
Income (loss) from discontinued operations	(128)	(324)	495	(3,733)

Net income (loss)	$6,668	$5,703	$12,736	$(252)

Earnings (loss) per share:
Basic
Continuing operations	$.21	$.19	$.38	$.11
Discontinued operations	—	(.01)	.02	(.12)

Net income (loss)	$.21	$.18	$.40	$(.01)

Diluted
Continuing operations	$.21	$.19	$.38	$.11
Discontinued operations	—	(.01)	.02	(.12)

Net income (loss)	$.21	$.18	$.40	$(.01)

Shares used to compute earnings (loss) per share:
Basic	31,854	31,946	31,952	31,975
Diluted	32,262	32,205	32,060	32,328

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: March 1, 2013	By	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013.

Signature	Title

/s/ Nancy M. Taylor (Nancy M. Taylor)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kevin A. O’Leary (Kevin A. O’Leary)	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Frasier W. Brickhouse, II (Frasier W. Brickhouse, II)	Corporate Controller and Assistant Treasurer (Principal Accounting Officer)

/s/ R. Gregory Williams (R. Gregory Williams)	Chairman of the Board of Directors

/s/ William M. Gottwald (William M. Gottwald)	Vice Chairman of the Board of Directors

/s/ Austin Brockenbrough, III (Austin Brockenbrough, III)	Director

/s/ Donald T. Cowles (Donald T. Cowles)	Director

/s/ George C. Freeman, III (George C. Freeman, III)	Director

/s/ John D. Gottwald (John D. Gottwald)	Director

/s/ Richard L. Morrill (Richard L. Morrill)	Director

/s/ George A. Newbill (George A. Newbill)	Director

/s/ Thomas G. Slater, Jr. (Thomas G. Slater, Jr.)	Director

EXHIBIT INDEX

2.1	Stock Purchase Agreement, made as of October 1, 2012, by and among The William L. Bonnell Company, Inc., AACOA, Inc., the shareholders of AACOA, Inc., and Daniel G. Formsma, as the representative of the shareholders of AACOA, Inc. (filed as Exhibit 2.1 to Tredegar Corporation’s (“Tredegar’s”) Current Report on Form 8-K (File No. 1-10258), filed on October 3, 2012, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

2.2	Membership Interest Purchase Agreement, dated as of October 14, 2011, by and among TAC Holdings, LLC, Gaucho Holdings B.V. and Tredegar Film Products Corporation (filed as Exhibit 2.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 19, 2011, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

3.1	Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 27, 2011, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2	Amended and Restated Rights Agreement, dated as of June 30, 2009, by and between Tredegar and National City Bank, as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on July 1, 2009, and incorporated herein by reference)

4.2.1	Amendment to Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on September 2, 2011, and incorporated herein by reference)

4.2.2	Amendment No. 2 to Amended and Restated Rights Agreement, dated as of June 30, 2009, between Tredegar and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 3 to Amendment No. 3 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on September 2, 2011, and incorporated herein by reference)

4.3	Credit Agreement, dated as of April 23, 2012, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Citizens Bank of Pennsylvania, HSBC Bank USA, National Association, PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 26, 2012, and incorporated herein by reference)

4.3.1	Guaranty, dated as of April 23, 2012, by and among the subsidiaries of Tredegar Corporation listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 26, 2012, and incorporated herein by reference)

4.4	Credit Agreement, dated as of June 21, 2010, among Tredegar, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Bank of America, N.A., HSBC Bank USA, National Association and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on June 22, 2010, and incorporated herein by reference)

10.1	Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2	Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3	Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4	Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5	Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1	Amendment to the Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.8 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6.1	Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7	Tredegar Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2005, and incorporated herein by reference)

*10.8	Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9	Transfer Agreement, by and between Therics, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

10.10	Intellectual Property Transfer Agreement, by and between Therics, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

10.11	Unit Purchase Agreement, by and between Therics, Inc., Therics, LLC and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

10.12	Payment Agreement, by and between Therics, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

*10.13	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.14	Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.15	Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 16, 2011, and incorporated herein by reference)

*10.16	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed February 19, 2009, and incorporated herein by reference)

*10.17	Severance Agreement, effective as of January 31, 2010, between Tredegar and Nancy M. Taylor (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed March 5, 2010, and incorporated herein by reference)

*10.18	Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 5, 2012, and incorporated herein by reference)

*10.19	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 5, 2012, and incorporated herein by reference)

*10.20	Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 5, 2012, and incorporated herein by reference)

10.21	Consulting Agreement, dated March 28, 2012, between the Company and MOMO Partners LLC and Monica Moretti (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 29, 2012, and incorporated herein by reference)

*10.22	Change in Control Severance Agreement, effective March 23, 2012, between the Company and Kevin A. O’Leary (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 29, 2012, and incorporated herein by reference)

*10.23	Change in Control Severance Agreement, effective March 23, 2012, between the Company and A. Brent King (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 29, 2012, and incorporated herein by reference)

*10.24	Change in Control Severance Agreement, effective September 24, 2012, between the Company and Mary Jane Hellyar (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on September 24, 2012, and incorporated herein by reference)

+*10.25	Summary of Director Compensation for Fiscal 2012
+21	Subsidiaries of Tredegar

+23.1	Consent of PriceWaterhouseCoopers, LLC, Independent Registered Public Accounting Firm

+23.2	Consent of Dixon Hughes Goodman, LLP, Independent Registered Public Accounting Firm

+31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+99	Intelliject, Inc., separate financial statements and Report of Independent Registered Accounting Firm

101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.
+	Filed herewith