Form 10-Q
period 2013-03-31
TREDEGAR CORP
filed 2013-05-03
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Common Stock, no par value, outstanding as of April 26, 2013: 32,240,987.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$37,685	$48,822
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,354 in 2013 and $3,552 in 2012	116,201	100,237
Income taxes recoverable	-	2,886
Inventories	78,867	74,670
Deferred income taxes	6,903	5,614
Prepaid expenses and other	5,092	6,780

Total current assets	244,748	239,009

Property, plant and equipment, at cost	755,540	749,153
Less accumulated depreciation	501,224	495,736

Net property, plant and equipment	254,316	253,417

Goodwill and other intangibles	240,305	241,180
Other assets and deferred charges	49,760	49,559

Total assets	$789,129	$783,165

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$89,274	$82,067
Accrued expenses	41,424	42,514
Income tax payable	3,020	-

Total current liabilities	133,718	124,581

Long-term debt	118,000	128,000
Deferred income taxes	61,796	60,773
Other noncurrent liabilities	96,392	97,559

Total liabilities	409,906	410,913

Commitments and contingencies (Notes 1, 3 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,240,987 at March 31, 2013 and 32,069,370 at December 31, 2012)	17,492	15,195
Common stock held in trust for savings restoration plan	(1,404)	(1,401)
Foreign currency translation adjustment	996	131
Gain (loss) on derivative financial instruments	475	993
Pension and other postretirement benefit adjustments	(101,158)	(103,471)
Retained earnings	462,822	460,805

Total shareholders’ equity	379,223	372,252

Total liabilities and shareholders’ equity	$789,129	$783,165

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31
	2013	2012
Revenues and other items:
Sales	$241,526	$216,643
Other income (expense), net	824	2,565

	242,350	219,208

Costs and expenses:
Cost of goods sold	197,488	175,857
Freight	7,202	5,336
Selling, general and administrative	18,496	19,188
Research and development	3,164	3,646
Amortization of intangibles	1,775	1,412
Interest expense	690	1,007
Asset impairments and costs associated with exit and disposal activities	254	893

Total	229,069	207,339

Income from continuing operations before income taxes	13,281	11,869
Income taxes	3,764	4,132

Income from continuing operations	9,517	7,737
Income (loss) from discontinued operations	(5,240)	(4,739)

Net income	$4,277	$2,998

Earnings (loss) per share:
Basic
Continuing operations	$.30	$.24
Discontinued operations	(.16)	(.15)

Net income	$.14	$.09

Diluted
Continuing operations	$.29	$.24
Discontinued operations	(.16)	(.15)

Net income	$.13	$.09

Shares used to compute earnings per share:
Basic	32,076	32,010
Diluted	32,480	32,393

Dividends per share	$.070	$.045

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2013	2012

Net income	$4,277	$2,998
Other comprehensive income:
Foreign currency translation adjustment (net of tax benefit of $634 in 2013 and tax of $1,033 in 2012)	865	4,973
Derivative financial instruments adjustment (net of tax benefit of $299 in 2013 and tax of $289 in 2012)	(518)	471
Amortization of prior service costs and net gains or losses (net of tax of $1,336 in 2013 and $943 in 2012)	2,313	1,631

Other comprehensive income	2,660	7,075

Comprehensive income	$6,937	$10,073

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net income	$4,277	$2,998
Adjustments for noncash items:
Depreciation	9,478	11,809
Amortization of intangibles	1,775	1,412
Deferred income taxes	(1,048)	(1,150)
Accrued pension and postretirement benefits	3,403	2,022
Gain on investment accounted for under the fair value method	(1,100)	(3,600)
Loss on asset impairments and divestitures	-	1,131
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(16,679)	(5,676)
Inventories	(4,486)	(1,436)
Income taxes recoverable/payable	5,861	2,883
Prepaid expenses and other	1,173	(44)
Accounts payable and accrued expenses	6,140	5,645
Other, net	(39)	(1,933)

Net cash provided by operating activities	8,755	14,061

Cash flows from investing activities:
Capital expenditures	(10,344)	(5,500)
Acquisition, net of cash acquired	-	(3,311)
Proceeds from the sale of Falling Springs, LLC (net of transaction costs)	306	-
Proceeds from the sale of assets and other	168	-

Net cash used in investing activities	(9,870)	(8,811)

Cash flows from financing activities:
Dividends paid	(2,263)	(1,445)
Debt principal payments	(16,250)	(3,000)
Borrowings	6,250	-
Proceeds from exercise of stock options and other	2,101	125

Net cash used in financing activities	(10,162)	(4,320)

Effect of exchange rate changes on cash	140	947

Increase (decrease) in cash and cash equivalents	(11,137)	1,877
Cash and cash equivalents at beginning of period	48,822	68,939

Cash and cash equivalents at end of period	$37,685	$70,816

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restora- tion Plan	Foreign Currency Trans- lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
Balance December 31, 2012	$15,195	$460,805	$(1,401)	$131	$993	$(103,471)	$372,252
Net income	-	4,277	-	-	-	-	4,277
Foreign currency translation adjustment (net of tax benefit of $634)	-	-	-	865	-	-	865
Derivative financial instruments adjustment (net of tax benefit of $299)	-	-	-	-	(518)	-	(518)
Amortization of prior service costs and net gains or losses (net of tax of $1,336)	-	-	-	-	-	2,313	2,313
Cash dividends declared ($.07 per share)	-	(2,263)	-	-	-	-	(2,263)
Stock-based compensation expense	637	-	-	-	-	-	637
Issued upon exercise of stock options (including related income tax benefits of $132) & other	1,660	-	-	-	-	-	1,660
Tredegar common stock purchased by trust for savings restoration plan	-	3	(3)	-	-	-	-
Balance March 31, 2013	$17,492	$462,822	$(1,404)	$996	$475	$(101,158)	$379,223

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2013, the consolidated results of operations for the three months ended March 31, 2013 and 2012, the consolidated cash flows for the three months ended March 31, 2013 and 2012, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2013. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2012 that is included herein was derived from the audited consolidated financial statements provided in our Annual Report on Form 10-K (“2012 Form 10-K”) for the year ended December 31, 2012, but does not include all disclosures required by United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Form 10-K. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

2.	On October 1, 2012, The William L. Bonnell Company, Inc. acquired 100% ownership of AACOA, Inc. (“AACOA”). AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition will add fabrication capabilities to Aluminum Extrusions’ current array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

After certain post-closing adjustments (primarily related to working capital transferred), the purchase price, net of cash acquired, was $54.6 million. The purchase price was funded using financing secured from our existing $350 million revolving credit facility. Based upon management’s preliminary valuation of the fair value of tangible and intangible assets (net of cash) acquired and liabilities assumed, the preliminary estimated purchase price allocation is as follow:

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

The financial position and results of operations for AACOA have been consolidated with Tredegar subsequent to October 1, 2012. For the quarter ended March 31, 2013, the consolidated results of operations included sales of $22.2 million and net income of $0.6 million related to AACOA. The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisition of AACOA had been consummated on January 1, 2012. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated on January 1, 2012. Unaudited results for the quarter ended March 31, 2013 and supplemental unaudited pro forma results for the quarter ended March 31, 2012 are as follows:

	Three Months Ended March 31
(In Thousands, Except Per Share Data)	2013	2012
Sales	$241,526	$237,387
Income from continuing operations	9,517	8,037
Earnings per share from continuing operations:
Basic	$.30	$.25
Diluted	.29	.25

The supplemental unaudited pro forma amounts reflect the application of the following adjustments in order to present the consolidated results as if the acquisition and related borrowing had occurred on January 1, 2012:

•	Adjustment for additional depreciation and amortization expense associated with the adjustments to property, plant and equipment and intangible assets associated with purchase accounting;
•

Additional interest expense and financing fees associated with borrowings from the existing revolving credit facility used to fund the acquisition of AACOA and the elimination of historical interest expense associated with historical borrowings of AACOA that were not assumed by Tredegar;

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

As of December 31, 2011, the purchase price allocation was preliminary, subject to adjustments for certain terms and conditions under the Purchase Agreement. In the first quarter of 2012, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to working capital transferred, the total purchase price (net of cash acquired) was $182.7 million, $3.3 million of which was paid during the first quarter of 2012. The purchase price was funded using available cash (net of cash received) of approximately $57.7 million and financing of $125 million secured from Tredegar’s then-existing revolving credit facility.

3.	On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary, sold its membership interests in Falling Springs to Arc Ventures, LC for $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of our Board of Directors. The purchase price was comprised of $12.8 million of cash and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC.

The results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. For the quarter ended March 31, 2012, sales of $0.6 million and net income of $0.1 million have been reclassified to discontinued operations. Falling Springs was formerly a component of the Other segment.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. In the first quarters of 2013 and 2012, accruals of $5.2 million ($5.2 million after taxes) and $4.8 million ($4.8 million after taxes), respectively, were made for indemnifications under the purchase agreement related to environmental matters.

4.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 11 and, unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2013 include:

•	Net pretax charge of $0.2 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;
•	Pretax charges of $0.1 million associated with severance and other employee related costs associated with restructurings in Film Products; and
•

Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions.

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2012 include:

•

Net pretax charge of $0.9 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $0.7 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.6 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

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

Results in the first quarter of 2013 and 2012 include unrealized gains from the write-up of our investment in Intelliject, Inc (“Intelliject”) of $1.1 million ($0.7 million after taxes) and $3.6 million ($2.3 million after taxes), respectively. An unrealized loss on our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $1.1 million ($0.7 million after tax) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment that was not expected to be temporary. See Note 8 for additional information on investments.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the three months ended March 31, 2013 is as follows:

(In Thousands)	Severance	Long-Lived Asset Impairments	Other	Total
Balance at December 31, 2012	$296	$-	$585	$881
Changes in 2013:
Charges	101	-	-	101
Cash spent	(116)	-	(50)	(166)

Balance at March 31, 2013	$281	$-	$535	$816

(a)	Other includes other shutdown-related costs associated with the shutdown of our aluminum extrusions manaufacturing facility in Kentland, Indiana.

5.	The components of inventories are as follows:

(In Thousands)	March 31, 2013	December 31, 2012
Finished goods	$16,259	$16,138
Work-in-process	8,173	7,451
Raw materials	32,100	28,758
Stores, supplies and other	22,335	22,323

Total	$78,867	$74,670

During the first quarter of 2012, certain inventories accounted for on a LIFO basis declined permanently, which resulted in cost of goods sold being stated at below current replacement costs by approximately $0.5 million in Aluminum Extrusions.

6.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months
	Ended March 31
(In Thousands)	2013	2012
Weighted average shares outstanding usedto compute basic earnings (loss) per share	32,076	32,010
Incremental dilutive shares attributable to stock options and restricted stock	404	383
Shares used to compute diluted earnings (loss) per share	32,480	32,393

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2013, 60,067 (none at March 31, 2012) of average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock.

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post- retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income before reclassifications	865	(492)	-	373
Amounts reclassified from accumulated other comprehensive income	-	(26)	2,313	2,287
Net other comprehensive income -current period	865	(518)	2,313	2,660
Ending balance, March 31, 2013	$996	$475	$(101,158)	$(99,687)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on dervative financial instruments:
Aluminum future contracts, before taxes	$42	Cost of sales
Foreign currency forward contracts, before taxes	-
Total, before taxes	42
Income tax expense (benefit)	16	Income taxes
Total, net of tax	$26
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,649)	(a)
Income tax expense (benefit)	(1,336)	Income taxes
Total, net of tax	$(2,313)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

8.	In August 2007 and December 2008, we made an aggregate investment of $7.5 million in Intelliject, a privately held specialty pharmaceutical company. Intelliject seeks to set a new standard in drug/device combination pharmaceuticals designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. Our ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of our initial investment, we elected the fair value option over the equity method of accounting since our investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

At March 31, 2013 and December 31, 2012, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $34.8 million and $33.7 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

We recognized unrealized gains (included in “Other income (expense), net” in the consolidated statements of income) of $1.1 million and $3.6 million in the first quarters of 2013 and 2012, respectively. The unrealized gain in the first quarter of 2013 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 55% for their high degree of risk. The unrealized gain in 2012 is primarily attributed to the appreciation of our ownership interest after the weighted average cost of capital used to discount cash flows in our valuation of Intelliject was reduced to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration for its first product.

The fair market valuation of our interest in Intelliject is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in Intelliject was 55% at March 31, 2013 and December 31, 2012. At March 31, 2013, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in Intelliject by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $5 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed unaudited balance sheets for Intelliject at March 31, 2013 and December 31, 2012 and condensed unaudited statements of operations for the three months ended March 31, 2013 and 2012, as reported to us by Intelliject, are provided below:

(In Thousands)	March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
Assets:			Liabilities & Equity:
Cash & cash equivalents	$39,013	$53,288	Long term debt, current portion	$1,322	$-
Other current assets	3,171	686	Other current liabilities	4,466	13,405
Patents	2,176	2,152	Non-current liabilities	1,738	1,449
Other long-term assets	6,633	4,278	Long term debt, net of discount	13,397	14,696
			Redeemable preferred stock	21,235	20,995
			Equity	8,835	9,859
Total assets	$50,993	$60,404	Total liabilities & equity	$50,993	$60,404
	Three Months Ended March 31,
	2013	2012
Revenues & Expenses:
Royalty revenues	$1,800	$-
Expenses and other, net	(3,802)	(2,489)
Income tax (expense) benefit	1,087	950
Net income (loss)	$(915)	$(1,539)

Our investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $3.4 million at March 31, 2013, compared with $3.6 million at December 31, 2012. We recorded an unrealized loss of $1.1 million ($0.7 million after taxes) on our investment in the Harbinger Fund in the first quarter of 2012 (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

The carrying value at March 31, 2013 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds in the first quarter of 2013 were $0.2 million (none in the first quarter of 2012). The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2013. Gains on our investment in Harbinger will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

9.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective as and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the first quarters of 2013 and 2012.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.2 million (6.8 million pounds of aluminum) at March 31, 2013 and $6.2 million (6.7 million pounds of aluminum) at December 31, 2012.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:			Prepaid expenses
Aluminum futures contracts	Accrued expenses	$-	and other	$226
Liability derivatives:			Prepaid expense
Aluminum futures contracts	Accrued expenses	291	and other	88
Net asset (liability)		$(291)		$138

In the event that the counterparty to an aluminum fixed-price forward sale contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments (none at March 31, 2013 and December 31, 2012) are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. We are using fixed rate Euro forward contracts with various settlement dates through November 2013 to hedge exchange rate exposure on these obligations. We had fixed rate forward contracts with outstanding notional amounts of €9.9 million as of March 31, 2013 and December 31, 2012. The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives:	Prepaid expenses		Prepaid expenses
Foreign currency forward contracts	and other	$559	and other	$948

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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the quarters ended March 31, 2013 and 2012 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 30,
	2013	2012	2013	2012
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(387)	$589	$(389)	$-
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$42	$(171)	$-	$-

As of March 31, 2013, we expect $0.2 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three months ended March 31, 2013 and 2012, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

10.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended March 31		Other Post-Retirement Benefits for Three Months Ended March 31
(In Thousands)	2013	2012	2013	2012
Service cost	$(870)	$(858)	$(18)	$(13)
Interest cost	(3,106)	(3,289)	(89)	(100)
Expected return on plan assets	4,329	4,811	-	-
Amortization of prior service costs, gains or losses and net transition asset	(3,690)	(2,626)	41	53
Net periodic benefit cost	$(3,337)	$(1,962)	$(66)	$(60)

We contributed $2.3 million to our pension plans for continuing operations in 2012, and our required contributions are expected to be approximately $0.2 million in 2013. We also intend to make an additional discretionary contribution of $5.0 million to our underfunded pension plan in 2013. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $0.3 million for the year ended December 31, 2012.

11.	Our primary business segments are Film Products and Aluminum Extrusions. In February 2010, we started reporting an additional segment, Other, comprised of the start-up operations of Bright View Technologies Corporation (“Bright View”) and Falling Springs. Effective January 1, 2012, the operations and results of Bright View were incorporated into Film Products to leverage research and development efforts and accelerate new product development. As discussed in Note 3, Falling Springs was divested in the fourth quarter of 2012. All historical results for this business have been reflected as discontinued operations. With the sale of Falling Springs, there is no longer an Other segment to report.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
(In Thousands)	2013	2012
Net Sales
Film Products	$154,385	$153,699
Aluminum Extrusions	79,939	57,608
Total net sales	234,324	211,307
Add back freight	7,202	5,336
Sales as shown in the Consolidated Statements of Income	$241,526	$216,643

Operating Profit
Film Products:
Ongoing operations	$17,007	$15,466
Plant shutdowns, asset impairments, restructurings and other	(102)	(284)
Aluminum Extrusions:
Ongoing operations	4,614	1,703
Plant shutdowns, asset impairments, restructurings and other	(253)	(1,061)

Total	21,266	15,824
Interest income	78	170
Interest expense	690	1,007
Gain on investment accounted for under fair value method	1,100	3,600
Stock option-based compensation costs	316	446
Corporate expenses, net	8,157	6,272

Income from continuing operations before income taxes	13,281	11,869
Income taxes	3,764	4,132

Income from continuing operations	9,517	7,737
Loss from discontinued operations	(5,240)	(4,739)

Net income	$4,277	$2,998

The following table presents identifiable assets by segment at March 31, 2013 and December 31, 2012:

(In Thousands)	March 31, 2013	December 31, 2012
Film Products	$563,667	$551,842
Aluminum Extrusions	136,988	129,279
Subtotal	700,655	681,121
General corporate	50,789	53,222
Cash and cash equivalents	37,685	48,822
Total	$789,129	$783,165

12.	The effective tax rate for continuing operations in the first quarter of 2013 was 28.3% compared to 34.8% in the first quarter of 2012. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the three months ended March 31, 2013 and 2012 are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
Three Months Ended March 31	2013	2012
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	1.8	.9
Valuation allowance for foreign operating loss carry-forwards	1.8	-
Non-deductible expenses	.6	.3
Reversal of income tax contingency accruals and tax settlements	.6	-
Unremitted earnings from foreign operations	.5	1.7
Valuation allowance for capital loss carry-forwards	(.3)	7.8
Domestic Production Activity Deduction	(1.4)	-
Foreign rate differences	(2.2)	(2.1)
Research and development tax credit	(2.7)	-
Foreign tax incentive	(5.0)	(8.7)
Other	(.4)	(.1)
Effective income tax rate for continuing operations	28.3	34.8

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but we anticipate that we will qualify for additional incentives that will extend beyond 2014. The benefit from tax incentives was $0.7 million (2 cents per share) in the first quarter of 2013 and $1.0 million (3 cents per share) in the first quarter of 2012.

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

13.	In 2011, we were notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil. We contested the applicability of these antidumping duties to the films exported by Terphane, and we filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order. On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick. The films at issue are manufactured to specifications that exceed that threshold. On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce. If U.S. Customs ultimately were to require the collection of antidumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Purchase Agreement.

14.	In January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying the scope of disclosures about offsetting assets and liabilities. The scope of the balance sheet offsetting disclosures, contained in the new guidance, is limited to recognized derivative instruments, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. The balance sheet offsetting disclosures require the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to master netting arrangements, regardless of whether the transactions are actually offset in the statement of position. The disclosure requirements are effective for annual and interim periods beginning after January 1, 2013. We have complied with the requirements of this FASB accounting standard in 2013.

In February 2013, the FASB issued updated guidance for reporting of amount reclassified out of the various components of accumulated other comprehensive income. The revised standard requires, among other things, that an entity present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The revised standard is effective for annual and interim periods beginning after December 15, 2012. We have complied with the requirements of this FASB accounting standard in 2013.

In March 2013, the FASB issued updated guidance related to foreign currency matters. The updated guidance attempts to resolve the diversity in practice about the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amended guidance attempts to resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for the first annual period beginning after December 15, 2013, and we do expect the guidance to impact us.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2012 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

References herein to “Tredegar,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.

Executive Summary

First-quarter 2013 net income from continuing operations was $9.5 million (29 cents per share) compared with $7.7 million (24 cents per share) in the first quarter of 2012. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 9. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31
(In Thousands)	2013	2012
Net Sales
Film Products	$154,385	$153,699
Aluminum Extrusions	79,939	57,608
Total net sales	234,324	211,307
Add back freight	7,202	5,336

Sales as shown in the Consolidated Statements of Income	$241,526	$216,643

Operating Profit
Film Products:
Ongoing operations	$17,007	$15,466
Plant shutdowns, asset impairments, restructurings and other	(102)	(284)

Aluminum Extrusions:
Ongoing operations	4,614	1,703
Plant shutdowns, asset impairments, restructurings and other	(253)	(1,061)

Total	21,266	15,824
Interest income	78	170
Interest expense	690	1,007
Gain on investment accounted for under fair value method	1,100	3,600
Stock option-based compensation costs	316	446
Corporate expenses, net	8,157	6,272

Income from continuing operations before income taxes	13,281	11,869
Income taxes	3,764	4,132

Income from continuing operations	9,517	7,737
Loss from discontinued operations	(5,240)	(4,739)

Net income	$4,277	$2,998

Film Products

A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Three Months Ended March 31		Favorable/ (Unfavorable)
	2013	2012	% Change
Sales volume (pounds)	67,633	66,972	1.0%
Net sales	$154,385	$153,699	0.4%

Operating profit from ongoing operations	$17,007	$15,466	10.0%

Net sales (sales less freight) in the first quarter of 2013 increased in comparison to the first quarter of 2012 primarily due to higher volumes and improved product mix, partially offset by the negative impact of competitive pricing pressures. Higher sales volumes and improved product mix in Film Products had a favorable impact of approximately $3.2 million in the first quarter of 2013 compared to the first quarter of 2012, which is primarily related to higher volumes in surface protection films and personal care materials, partially offset by lower volumes in polyethylene overwrap films. Competitive pressures in personal care materials and flexible packaging films, partially offset by a more favorable product mix, negatively impacted net sales for the current quarter versus prior year by approximately $2.3 million. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact on net sales of approximately $0.3 million in the first quarter of 2013 compared to the prior year.

Operating profit from ongoing operations of $17.0 million for the first quarter of 2013 represents an increase of $1.5 million from the first quarter of 2012. Higher sales volumes noted above had a favorable impact of approximately $1.8 million in comparison to the prior year. Volume for higher-value surface protection films increased as some of our key customers in the display market have gained market share despite challenging market conditions. Margins were impacted by approximately $3.5 million, primarily driven by price reductions of approximately $1.7 million from global supply and demand imbalances in flexible packaging films and operational inefficiencies of approximately $1.4 million in other product areas. Selling, general and administrative expenses decreased $1.7 million as a result of lower depreciation expense and the timing of certain legal and administrative expenses.

In our flexible packaging facility in Brazil, we have experienced production inefficiencies associated with manufacturing equipment component failures in the current quarter. Although not directly related to the production issues associated with the upgrade of an existing line that were highlighted in the first quarter of 2012, these inefficiencies had a comparable impact on operating profit from ongoing operations in the first quarter of this year.

The change in the dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $1.5 million in the first quarter of 2013 compared to the first quarter of 2012. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.5 million in the first quarter of 2013 and 2012.

Capital expenditures in Film Products were $9.4 million in the first three months of 2013 compared to $4.9 million in 2012, which included approximately $7.2 million in capital expenditures for a previously announced project that will expand our capacity at the manufacturing facility in Cabo de Santo Agostinho, Brazil. Film Products currently estimates that capital expenditures will be approximately $74 million in 2013, which includes approximately $42 million for the capacity expansion project in Brazil. This multi-year project will significantly increase capacity in Brazil and primarily serve flexible packaging films customers in Latin America. Depreciation expense was $7.6 million in the first three months of 2013 and $9.2 million in the first three months of 2012, and is projected to be approximately $31 million in 2013.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Three Months Ended March 31		Favorable/ (Unfavorable)
	2013	2012	% Change

Sales volume (pounds)	35,733	26,910	32.8%

Net sales	$79,939	$57,608	38.8%

Operating profit from ongoing operations	$4,614	$1,703	170.9%

Net sales in the first quarter of 2013 increased in comparison to the same period of the prior year primarily due to the addition of AACOA. AACOA, which was acquired on October 1, 2012, had net sales of $21.8 million in the first quarter of 2013. Excluding the impact of the acquisition of AACOA and the Kentland shutdown, net sales increased by approximately $3 million due to higher average selling prices and improved volume of approximately 3.5% in the first quarter of 2013 compared to the first quarter of 2012. Approximately half of the volume that was produced at Kentland has been transferred to our other facilities.

Operating profit from ongoing operations increased in the first quarter of 2013 compared to the first quarter of 2012 primarily as a result of cost savings associated with the shutdown of the Kentland facility, improved pricing and the addition of AACOA. The impact on operating profit from ongoing operations directly attributable to the acquisition of AACOA, including synergies, was $1.2 million for the first quarter of 2013. Amortization expense associated with AACOA was $0.5 million in the first quarter of 2013. The shutdown of our Kentland manufacturing facility had a net favorable impact on operating profit from ongoing operations of approximately $1.2 million for the first three months of 2013 compared to the first three months of 2012.

Capital expenditures for Bonnell Aluminum were $0.9 million in the first three months of 2013 compared with $0.5 million in the first three months of 2012. Capital expenditures are projected to be approximately $17 million in 2013, which includes approximately $13 million for an 18-month project that will expand our capacity at the manufacturing facility in Newnan, Georgia. This additional capacity will primarily serve the automotive industry. Depreciation expense was $1.8 million in the first three months of 2013 compared with $2.6 million in the first three months of 2012, and is projected to be approximately $8 million in 2013. Higher depreciation expense in 2012 was primarily related to approximately $0.7 million in accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility.

Corporate Expenses, Interest and Taxes

Pension expense was $3.3 million in the first quarter of 2013, an unfavorable change of $1.4 million from the first quarter of 2012. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net increased in 2013 versus 2012 primarily due to the increase in pension expenses noted above, higher stock-based compensation and the unfavorable fluctuations in the timing of certain corporate-related expenses. Corporate expenses, net in the first quarter of 2012 also included an unrealized loss on our investment in the Harbinger Capital Partners Special Situations Fund, L.P (“Harbinger”).

Interest expense, which includes the amortization of debt issue costs, was $0.7 million in the first three months of 2013 in comparison to $1.0 million in the first three months of 2012 as a result of a decrease in the average interest rate on borrowings under our revolving credit facility.

The effective tax rate used to compute income taxes from continuing operations in the first quarter of 2013 was 28.3% in 2013 compared with 34.8% in the first quarter of 2012. Income taxes from continuing operations in 2013 primarily reflect the benefit of foreign tax incentives and the timing of a research and development tax credit. Income taxes for continuing operations in 2012 primarily reflect the foreign tax rate incentives, partially offset by the recognition of additional valuation allowances related to the expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years. Significant differences between the estimated effective tax rate for continuing operations and the U.S. federal statutory rate for 2013 and 2012 are provided in in the table provided in Note 12 on page 18.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 26.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles. We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2012 Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2012, there have been no changes in these policies that have had a material impact on results of operations or financial position.

In January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying the scope of disclosures about offsetting assets and liabilities. The scope of the balance sheet offsetting disclosures, contained in the new guidance, is limited to recognized derivative instruments, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. The balance sheet offsetting disclosures require the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to master netting arrangements, regardless of whether the transactions are actually offset in the statement of position. The disclosure requirements are effective for annual and interim periods beginning after January 1, 2013. We have complied with the requirements of this FASB accounting standard in 2013.

In February 2013, the FASB issued updated guidance for reporting of amount reclassified out of the various components of accumulated other comprehensive income. The revised standard requires, among other things, that an entity present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The revised standard is effective for annual and interim periods beginning after December 15, 2012. We have complied with the requirements of this FASB accounting standard in 2013.

In March 2013, the FASB issued updated guidance related to foreign currency matters. The updated guidance attempts to resolve the diversity in practice about the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amended guidance attempts to resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for the first annual period beginning after December 15, 2013, and we do not expect the guidance to impact us.

Results of Operations

First Quarter 2013 Compared with First Quarter 2012

Overall, sales in the first quarter of 2013 increased by 11.5% compared with the first quarter of 2012. Net sales increased 0.4% in Film Products primarily due to higher volumes and a more favorable product mix, partially offset by the impact of competitive pricing pressures. Net sales increased 38.8% in Aluminum Extrusions due to the impact of the acquisition of AACOA. For more information on net sales and volume, see the executive summary beginning on page 20.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 15.3% in the first quarter of 2013 from 16.4% in 2012. The gross profit margin in Film Products decreased primarily due to competitive pricing pressures and operating inefficiencies, partially offset by a favorable change in product mix and dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions increased as a result of improved profitability from the shutdown of our Kentland manufacturing facility and better pricing.

As a percentage of sales, selling, general and administrative and R&D expenses were 9.0% in the first quarter of 2013, a decrease from 10.5% in the first quarter of last year. Selling, general and administrative expenses in Film Products had a favorable impact of $1.7 million, primarily resulting from lower depreciation expense and the timing of certain legal and administrative expenses.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2013 shown in the segment operating profit table on page 21 include:

•	Net pretax charge of $0.2 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;
•	Pretax charges of $0.1 million associated with severance and other employee related costs associated with restructurings in Film Products; and
•

Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2012 shown in the segment operating profit table on page 21 include:

•

Net pretax charge of $0.9 million associated with shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $0.7 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.6 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

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

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.2 million in the first quarters of 2013 and 2012, respectively. Interest expense was $0.7 million in the first quarter of 2013 in comparison to $1.0 million in the first quarter of last year. Interest expense was lower in the current year as a result of a decrease in the average interest rate on borrowings under our revolving credit facility

Results in the first quarters of 2013 and 2012 include an unrealized gain from the write-up of our investment in Intelliject, Inc. (“Intelliject”) of $1.1 million ($0.7 million after taxes) and $3.6 million ($2.3 million after taxes), respectively. An unrealized loss on our investment in Harbinger of $1.1 million ($0.7 million after tax) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment was not expected to be temporary. See Note 8 for additional information on investments.

On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary of Tredegar, sold its membership interests in Falling Springs LLC (“Falling Springs”) to Arc Ventures, LC for cash and stock consideration totaling $16.6 million. All historical results for Falling Springs have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. In the first quarters of 2013 and 2012, accruals of $5.2 million ($5.2 million after taxes) and $4.8 million ($4.8 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters. All historical results for this business have been reflected as discontinued operations.

Income taxes for the first quarter of 2012 include the recognition of an additional valuation allowance of $0.9 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31
(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$123.5	$123.9
Average interest rate	1.8%	2.3%
Fixed-rate and other debt:
Average outstanding debt balance	$-	$-
Average interest rate	n/a	n/a

Total debt:
Average outstanding debt balance	$123.5	$123.9
Average interest rate	1.8%	2.3%

The effective tax rate for continuing operations for the first quarter of 2013 was 28.3% compared to 34.8% in the first quarter of 2012. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months are shown in the table provided in Note 12 on page 18.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2012 to March 31, 2013 are summarized below:

•	Accounts and other receivables increased $16.0 million (15.9%).
–	Accounts receivable in Film Products increased by $8.3 million due to the timing of cash receipts.
–	Accounts receivable in Aluminum Extrusions increased by $8.0 million due to higher sales in comparison to the previous quarter and the timing of cash receipts.
–	Other receivables at corporate decreased by $0.3 million due to the timing of payments for the purchase price adjustments associated with the divestiture of Falling Springs.
•	Inventories increased $4.2 million (5.6%).
–	Inventories in Film Products increased by approximately $2.7 million primarily due to the timing of shipments.
–	Inventories for Aluminum Extrusions increased by approximately $1.5 million primarily due to the timing of shipments.
•	Net property, plant and equipment increased $0.9 million (0.4%) due primarily to capital expenditures of $10.3 million, partially offset by depreciation of $9.5 million.
•	Accounts payable increased $7.2 million (8.8%).
–	Accounts payable in Film Products decreased $0.5 million due to the normal volatility associated with the timing of payments.
–	Accounts payable in Aluminum Extrusions increased by $8.0 million primarily due to the timing of payments.
–	Accounts payable decreased at corporate by $0.3 million due to the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $1.1 million (2.6%) primarily due to the payment of performance-based incentives in the first quarter of 2013.
•	Net deferred income tax liabilities in excess of assets decreased by $0.3 million. Income taxes payable increased $5.9 million due primarily to the timing of payments.

Cash provided by operating activities was $8.8 million in the first quarter of 2013 compared with $14.1 million in 2012. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $9.9 million in the first quarter of 2013 compared with $8.8 million in the first quarter of 2012. Cash used in investing activities in 2013 primarily includes capital expenditures of $10.3 million.

Net cash flow used in financing activities was $10.2 million in the first quarter of 2013 and related to the net payments on our revolving credit facility of $10.0 million and the payment of regular quarterly dividends of $2.3 million (7 cents per share), partially offset by proceeds from the exercise of stock options and other financing activities of approximately $2.1 million. Net cash flow used in financing activities was $4.3 million in the first quarter of 2012 and related to the debt principal payments of $3.0 million and the payment of regular quarterly dividends of $1.4 million (4.5 cents per share).

Further information on cash flows for the quarters ended March 31, 2013 and 2012 is provided in the consolidated statements of cash flows on page 5.

Net capitalization and indebtedness as defined under our revolving credit agreement as of March 31, 2013 were as follows:

Net Capitalization and Indebtedness as of March 31, 2013 (In Thousands)
Net capitalization:
Cash and cash equivalents	$37,685
Debt:
$350 million revolving credit agreement maturing April 23, 2017	118,000
Other debt	-

Total debt	118,000

Debt net of cash and cash equivalents	80,315
Shareholders’ equity	379,223

Net capitalization	$459,538

Indebtedness as defined in revolving credit agreement:
Total debt	$118,000
Face value of letters of credit	4,111
Other	164

Indebtedness	$122,275

Under our revolving credit agreement, borrowings are permitted up to $350 million, and approximately $203 million was available to borrow at March 31, 2013 based upon the most restrictive covenants. The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25

At March 31, 2013, the interest rate on debt under the revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.

We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future. At March 31, 2013, we had cash and cash equivalents of $37.7 million, including funds held in locations outside the U.S. of $24.7 million. We accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of our intent to permanently reinvest these earnings. The cumulative amount of untaxed earnings was $25.3 million at March 31, 2013.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended March 31, 2013 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2013:
Net income	$29,530
Plus:
After-tax losses related to discontinued operations	15,435
Total income tax expense for continuing operations	17,951
Interest expense	3,273
Depreciation and amortization expense for continuing operations	47,294
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,409)	3,909
Charges related to stock option grants and awards accounted for under the fair value-based method	1,302
Losses related to the application of the equity method of accounting	-
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	-
Minus:
After-tax income related to discontinued operations	-
Total income tax benefits for continuing operations	-
Interest income	(326)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(982)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	-
Income related to the application of the equity method of accounting	-
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(13,600)
Plus cash dividends declared on investments accounted for under the equity method of accounting	-
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	4,620

Adjusted EBITDA as defined in revolving credit agreement	108,406
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(49,244)

Adjusted EBIT as defined in revolving credit agreement	$59,162

Shareholders’ equity at March 31, 2013 as defined in revolving credit agreement	$389,709
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2013:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.13x
Interest coverage ratio (adjusted EBIT-to-interest expense)	18.08x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$116,264
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$336,264
Maximum leverage ratio permitted:	3.00x
Minimum interest coverage ratio permitted	2.50x

Noncompliance with any one or more of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders as we would not be permitted to borrow under our revolving credit agreement and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to our revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 26 regarding credit agreement and interest rate exposures.

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

Resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business that utilizes polyethylene and polypropylene resins. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Pricing on the remainder of our business is based on raw material costs and supply/demand dynamics within the markets in which we compete.

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first quarters of 2013 and 2012 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31
	2013		2012
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	- %	6%	- %
Europe	1	12	1	13
Latin America	0	12	-	13
Asia	8	3	6	4
Total	14%	27%	13%	30%

* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations

We attempt to match the pricing and cost of polyethylene and polypropylene resin-based products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Our foreign currency exposure on income from foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a positive impact on operating profit of approximately $1.5 million in the first quarter of 2013 compared with the first quarter of 2012.

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

Trends for the Brazilian Real and Chinese Yuan are shown in the chart below

Item 4.   Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.   Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our 2012 Form 10-K.

Item 6.   Exhibits.

Exhibit Nos.
10.1	Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar Corporation’s Current Report Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference).

10.2	Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar Corporation’s Current Report Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference).

10.3	Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar Corporation’s Current Report Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference).

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	May 3, 2013	/s/ Nancy M. Taylor
Nancy M. Taylor President and Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2013	/s/ Kevin A. O’Leary
Kevin A. O’Leary Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 3, 2013	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II Controller (Principal Accounting Officer)