Form 10-Q
period 2013-06-30
TREDEGAR CORP
filed 2013-08-02
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, no par value, outstanding as of July 26, 2013: 32,262,003.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44,427	$48,822
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,454 in 2013 and $3,552 in 2012	120,600	100,798
Income taxes recoverable	692	2,886
Inventories	78,294	74,670
Deferred income taxes	7,100	5,614
Prepaid expenses and other	4,791	6,780

Total current assets	255,904	239,570

Property, plant and equipment, at cost	757,726	749,153
Less accumulated depreciation	497,596	495,736

Net property, plant and equipment	260,130	253,417

Goodwill and other intangibles, net	232,462	240,619
Other assets and deferred charges	50,824	49,559

Total assets	$799,320	$783,165

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$91,888	$82,067
Accrued expenses	44,779	42,514

Total current liabilities	136,667	124,581

Long-term debt	139,000	128,000
Deferred income taxes	59,974	60,773
Other noncurrent liabilities	95,560	97,559

Total liabilities	431,201	410,913

Commitments and contingencies (Notes 1, 3 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,267,003 at June 30, 2013 and 32,069,370 at December 31, 2012)	18,811	15,195
Common stock held in trust for savings restoration plan	(1,410)	(1,401)
Foreign currency translation adjustment	(12,749)	131
Gain (loss) on derivative financial instruments	453	993
Pension and other postretirement benefit adjustments	(98,846)	(103,471)
Retained earnings	461,860	460,805

Total shareholders’ equity	368,119	372,252

Total liabilities and shareholders’ equity	$799,320	$783,165

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues and other items:
Sales	$243,530	$215,859	$485,056	$432,502
Other income (expense), net	846	2,625	1,670	5,190

	244,376	218,484	486,726	437,692

Costs and expenses:
Cost of goods sold	198,581	176,486	396,069	352,343
Freight	7,409	5,938	14,611	11,274
Selling, general and administrative	17,203	19,206	35,699	38,394
Research and development	3,252	3,088	6,416	6,734
Amortization of intangibles	1,758	1,330	3,533	2,742
Interest expense	715	1,017	1,405	2,024
Asset impairments and costs associated with exit and disposal activities	384	1,321	638	2,214

Total	229,302	208,386	458,371	415,725

Income from continuing operations before income taxes	15,074	10,098	28,355	21,967
Income taxes from continuing operations	5,484	2,710	9,248	6,842

Income from continuing operations	9,590	7,388	19,107	15,125
Loss from discontinued operations	(8,300)	(35)	(13,540)	(4,774)

Net income	$1,290	$7,353	$5,567	$10,351

Earnings (loss) per share:
Basic
Continuing operations	$.30	$.23	$.59	$.47
Discontinued operations	(.26)	—	(.42)	(.15)

Net income	$.04	$.23	$.17	$.32

Diluted
Continuing operations	$.29	$.23	$.59	$.47
Discontinued operations	(.25)	—	(.42)	(.15)

Net income	$.04	$.23	$.17	$.32

Shares used to compute earnings per share:
Basic	32,187	32,051	32,132	32,031
Diluted	32,635	32,101	32,558	32,247

Dividends per share	$.070	$.045	$.140	$.090

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended June 30
	2013	2012

Net income	$1,290	$7,353
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $42 in 2013 and $1,361 in 2012)	(13,745)	(16,268)
Derivative financial instruments adjustment (net of tax benefit of $15 in 2013 and $441 in 2012)	(22)	(718)
Amortization of prior service costs and net gains or losses (net of tax of $1,337 in 2013 and $942 in 2012)	2,312	1,631

Other comprehensive loss	(11,455)	(15,355)

Comprehensive loss	$(10,165)	$(8,002)

	Six Months Ended June 30
	2013	2012

Net income	$5,567	$10,351
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $592 in 2013 and a tax of $328 in 2012)	(12,880)	(11,295)
Derivative financial instruments adjustment (net of tax benefit of $314 in 2013 and $152 in 2012)	(540)	(247)
Amortization of prior service costs and net gains or losses (net of tax of $2,673 in 2013 and $1,885 in 2012)	4,625	3,262

Other comprehensive loss	(8,795)	(8,280)

Comprehensive income (loss)	$(3,228)	$2,071

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net income	$5,567	$10,351
Adjustments for noncash items:
Depreciation	19,592	24,334
Amortization of intangibles	3,533	2,742
Deferred income taxes	(1,998)	(245)
Accrued pension and postretirement benefits	6,806	4,044
Gain on investment accounted for under the fair value method	(3,200)	(6,300)
Loss on asset impairments and divestitures	1,018	1,942
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(22,036)	(4,750)
Inventories	(5,578)	(11,052)
Income taxes recoverable/payable	1,947	575
Prepaid expenses and other	1,074	1,814
Accounts payable and accrued expenses	13,583	7,775
Other, net	323	(3,716)

Net cash provided by operating activities	20,631	27,514

Cash flows from investing activities:
Capital expenditures	(34,642)	(8,933)
Acquisition, net of cash acquired	—	(3,311)
Proceeds from the sale of business	306	—
Proceeds from the sale of assets and other	701	75

Net cash used in investing activities	(33,635)	(12,169)

Cash flows from financing activities:
Borrowings	32,000	—
Debt principal payments and financing costs	(21,000)	(28,354)
Dividends paid	(4,521)	(2,890)
Proceeds from exercise of stock options	2,692	125

Net cash provided by (used in) financing activities	9,171	(31,119)

Effect of exchange rate changes on cash	(562)	(606)
Increase (decrease) in cash and cash equivalents	(4,395)	(16,380)

Cash and cash equivalents at beginning of period	48,822	68,939

Cash and cash equivalents at end of period	$44,427	$52,559

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
Balance December 31, 2012	$15,195	$460,805	$(1,401)	$131	$993	$(103,471)	$372,252

Net income	—	5,567	—	—	—	—	5,567
Foreign currency translation adjustment (net of tax benefit of $592)	—	—	—	(12,880)	—	—	(12,880)
Derivative financial instruments adjustment (net of tax benefit of $314)	—	—	—	—	(540)	—	(540)
Amortization of prior service costs and net gains or losses (net of tax of $2,673)	—	—	—	—	—	4,625	4,625
Cash dividends declared ($.14 per share)	—	(4,521)	—	—	—	—	(4,521)
Stock-based compensation expense	1,365	—	—	—	—	—	1,365
Issued upon exercise of stock options (including related income tax benefits of $132) & other	2,251	—	—	—	—	—	2,251
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—

Balance June 30, 2013	$18,811	$461,860	$(1,410)	$(12,749)	$453	$(98,846)	$368,119

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and Subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2013, the consolidated results of operations for the three and six months ended June 30, 2013 and 2012, the consolidated cash flows for the six months ended June 30, 2013 and 2012, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2013. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2012 that is included herein was derived from the audited consolidated financial statements provided in our Annual Report on Form 10-K (“2012 Form 10-K”) for the year ended December 31, 2012 but does not include all disclosures required by United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Form 10-K. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

2.	On October 1, 2012, The William L. Bonnell Company, Inc. acquired 100% ownership of AACOA, Inc. (“AACOA”). AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition added fabrication capabilities to Aluminum Extrusions’ current array of products and services, and provided AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

In the second quarter of 2013, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to the resolution of contractual obligations related to income taxes, the total purchase price (net of cash acquired) was $54.1 million, which includes $0.6 million that was received from the seller during the second quarter of 2013. The purchase price was funded using financing secured from our existing $350 million revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets (net of cash) acquired and liabilities assumed, the estimated purchase price allocation is as follows:

(In Thousands)
Accounts receivable	$12,477
Inventories	4,708
Property, plant & equipment	15,116
Identifiable intangible assets:
Customer relationships	4,800
Trade names	4,800
Proprietary technology	3,400
Noncompete agreements	1,600
Other assets (current & noncurrent)	42
Trade payables & accrued expenses	(6,574)

Total identifiable net assets	40,369
Purchase price, net of cash received	54,065

Goodwill	$13,696

The goodwill and other intangible asset balances associated with this acquisition are expected to be deductible for tax purposes. Intangible assets acquired in the purchase of AACOA are being amortized over the following periods:

Identifiable Intangible Asset	Useful Life (Yrs)
Customer relationships	10
Proprietary technology	6-10
Trade names	Indefinite
Noncompete agreements	2

The financial position and results of operations for AACOA have been consolidated with Tredegar subsequent to October 1, 2012. For the three and six month periods ended June 30, 2013, the consolidated results of operations included sales of $22.5 million and $44.7 million, respectively, and net income of $0.7 million and $1.3 million, respectively, related to AACOA. The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisition of AACOA had been consummated as of January 1, 2012. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated as of January 1, 2012. Supplemental unaudited pro forma results for the three and six month periods ended June 30, 2012 are as follows:

	Three Months	Six Months
(In Thousands, Except Per Share Data)	Ended June 30, 2012
Sales	$237,517	$474,904
Income from continuing operations	8,200	16,237

Earnings per share from continuing operations:
Basic	$.26	$.51
Diluted	.26	.50

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

On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation, which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Terphane Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”), an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP (“Vision Capital”). On October 24, 2011, under the terms of the Terphane Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings LLC (“Terphane”).

As of December 31, 2011, the purchase price allocation was preliminary, subject to adjustments for certain terms and conditions under the Terphane Purchase Agreement. In the first quarter of 2012, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to working capital transferred, the total purchase price (net of cash acquired) was $182.7 million, $3.3 million of which was paid during the first quarter of 2012. The purchase price was funded using available cash (net of cash received) of approximately $57.7 million and financing of $125 million secured from Tredegar’s then-existing revolving credit facility.

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

The results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. For the three and six month periods ended June 30, 2012, sales of $0.2 million and $0.8 million, respectively, and net loss of $35,000 and net income of $26,000, respectively, have been reclassified to discontinued operations. Falling Springs was formerly a component of the Other segment.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. Charges of $8.3 million ($8.3 million after taxes) and $13.5 million ($13.5 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the second quarter and first six months of 2013, respectively. Charges of $4.8 million ($4.8 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the six months of 2012.

4.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 10, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2013 include:

•	Net pretax charge of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•

Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•

Pretax loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income); and

•

Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2013 include:

•	Net pretax charge of $0.5 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•

Pretax charges of $0.2 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•

Pretax loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income);

•

Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $0.1 million associated with severance and other employee related costs associated with restructurings in Film Products.

Results in the second quarter and first six months of 2013 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.1 million ($1.3 million after taxes) and $3.2 million ($2.0 million after taxes), respectively. See Note 8 for additional information on investments.

An unrealized loss on our investment property in Alleghany and Bath County, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.6 million after taxes) was recorded in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

Plant shutdowns, asset impairments, restructurings and other charges in the second quarter of 2012 include:

•

Net pretax charge of $1.0 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.2 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.4 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

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

•	Pretax charges of $0.1 million for severance and other employee-related costs in connection with restructurings in Film Products.

Plant shutdowns, asset impairments, restructurings and other charges in the first six months of 2012 include:

•

Net pretax charge of $1.9 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.9 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.0 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the LIFO method of $1.0 million (included in “Cost of goods sold” in the consolidated statements of income);

•

Pretax charges of $0.9 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($0.1 million) and Aluminum Extrusions ($0.2 million).

Results in the second quarter and first six months of 2012 include an unrealized gain from the write-up of an investment accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million ($1.7 million after taxes) and $6.3 million ($4.0 million after taxes), respectively. An unrealized loss (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $1.1 million ($0.7 million after taxes) was recorded in the first quarter of 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 8 for additional information on investments.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the six months ended June 30, 2013 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2012	$296	$585	$881
Changes in 2013:
Charges	117	521	638
Cash spent	(328)	(494)	(822)

Balance at June 30, 2013	$85	$612	$697

(a)	Other includes other shutdown-related costs associated with the shutdown of our aluminum extrusions manufacturing facility in Kentland, Indiana.

5.	The components of inventories are as follows:

(In Thousands)	June 30, 2013	December 31, 2012
Finished goods	$16,807	$16,138
Work-in-process	9,030	7,451
Raw materials	28,500	28,758
Stores, supplies and other	23,957	22,323

Total	$78,294	$74,670

During the first six months of 2012, certain inventories accounted for on a LIFO basis declined permanently, which resulted in cost of goods sold being stated at below current replacement costs by approximately $1.0 million in Aluminum Extrusions.

6.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2013	2012	2013	2012
Weighted average shares outstanding used to compute basic earnings per share	32,187	32,051	32,132	32,031
Incremental dilutive shares attributable to stock options and restricted stock	448	50	426	216

Shares used to compute diluted earnings per share	32,635	32,101	32,558	32,247

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the six months ended June 30, 2013 average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 30,033 (none for the three months ended June 30, 2013), and for the three and six months ended June 30, 2012, average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,054,067 and 527,033, respectively.

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post- retirement benefit adjustment	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	(12,880)	(447)	—	(13,327)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(93)	4,625	4,532

Net other comprehensive income (loss) - current period	(12,880)	(540)	4,625	(8,795)

Ending balance, June 30, 2013	$(12,749)	$453	$(98,846)	$(111,142)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three month period ended June 30, 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on dervative financial instruments:
Aluminum future contracts, before taxes	$(191)	Cost of sales
Foreign currency forward contracts, before taxes	—

Total, before taxes	(191)
Income tax expense (benefit)	(72)	Income taxes

Total, net of tax	$(119)

Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,649)	(a)
Income tax expense (benefit)	(1,337)	Income taxes

Total, net of tax	$(2,312)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six month period ended June 30, 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on dervative financial instruments:
Aluminum future contracts, before taxes	$(149)	Cost of sales
Foreign currency forward contracts, before taxes	—

Total, before taxes	(149)
Income tax expense (benefit)	(56)	Income taxes

Total, net of tax	$(93)

Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(7,298)	(a)
Income tax expense (benefit)	(2,673)	Income taxes

Total, net of tax	$(4,625)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

8.	In August 2007 and December 2008, we made an aggregate investment of $7.5 million in Intelliject, Inc. (“Intelliject”), a privately held specialty pharmaceutical company. Intelliject seeks to set a new standard in drug/device combination pharmaceuticals designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. Our ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of our initial investment, we elected the fair value option over the equity method of accounting since our investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

At June 30, 2013 and December 31, 2012, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $36.9 million and $33.7 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

We recognized an unrealized gain on our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $2.1 million and $3.2 million in the second quarter and first six months of 2013, respectively. The unrealized gain in the second quarter and first six months of 2013 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 55% for their high degree of risk.

We recognized an unrealized gain on our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million and $6.3 million in the second quarter and first six months of 2012, respectively. The unrealized gain in the second quarter of 2012 was primarily attributed to the appreciation of our ownership interest to reflect insights from a new marketing study for its first product, which resulted in a favorable adjustment to the timing and amount of anticipated cash flows from an upcoming product introduction and achieving related milestones. The unrealized gain in the first quarter of 2012 was primarily attributed to the appreciation of our ownership interest after the weighted average cost of capital used to discount cash flows in our valuation of the specialty pharmaceutical company was reduced to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration for its first product.

The fair market valuation of our interest Intelliject is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in Intelliject was 55% at June 30, 2013 and December 31, 2012. At June 30, 2013, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in Intelliject by approximately $4 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $6 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed unaudited balance sheets for Intelliject at June 30, 2013 and December 31, 2012 and condensed unaudited statements of operations for the three and six month periods ended June 30, 2013 and 2012, as reported to us by Intelliject, are provided below:

(In Thousands)	June 30, 2013	December 31, 2012		June 30, 2013	December 31, 2012

Assets:			Liabilities & Equity:
Cash & cash equivalents	$35,534	$53,288	Long term debt, current portion	$2,626	$—
Other current assets	4,470	686	Other current liabilities	4,010	13,405
Patents	2,206	2,152	Non-current liabilities	2,290	1,449
Other long-term assets	8,721	4,278	Long term debt, net of discount	12,115	14,696
			Redeemable preferred stock	21,478	20,995
			Equity	8,412	9,859

Total assets	$50,931	$60,404	Total liabilities & equity	$50,931	$60,404

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues & Expenses:
Royalty revenues	$2,716	$—	$4,516	$—
Expenses and other, net	(3,109)	(2,448)	(6,911)	(4,937)
Income tax (expense) benefit	(174)	941	913	1,891

Net income (loss)	$(567)	$(1,507)	$(1,482)	$(3,046)

Our investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $3.4 million at June 30, 2013, compared with $3.6 million at December 31, 2012. We recorded an unrealized loss of $1.1 million ($0.7 million after taxes) on our investment in the Harbinger Fund in the first quarter of 2012 (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

The carrying value at June 30, 2013 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.2 million and $0.1 million in the first six months of 2013 and 2012, respectively. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of June 30, 2013. Gains on our investment in the Harbinger Fund will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

We have investment property in Alleghany and Bath County, Virginia. Our carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $5.9 million at June 30, 2013 and $6.9 million at December 31, 2012.

9.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the second quarter and first six months of 2013 and 2012.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $5.5 million (5.8 million pounds of aluminum) at June 30, 2013 and $6.2 million (6.7 million pounds of aluminum) at December 31, 2012.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts			Prepaid expenses and other	$226

Liability derivatives:
Aluminum futures contracts	Accrued expenses	$470	Prepaid expense and other	$88

Net asset (liability)		$(470)		$138

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

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. We are using fixed rate Euro forward contracts with various settlement dates through November 2013 to hedge exchange rate exposure on these obligations. We had fixed rate forward contracts with outstanding notional amounts of €5.1 million and €9.9 million as of June 30, 2013 and December 31, 2012, respectively.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$178	Prepaid expenses and other	$948

Derivatives Not Designated as Hedging Instruments
Liability derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$8

		$170		$948

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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2013 and 2012 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 30,
	2013	2012	2013	2012
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(377)	$(1,289)	$144	$—

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(191)	$(131)	$—	$—

	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 30,
	2013	2012	2013	2012
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(764)	$(700)	$(245)	$—

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(149)	$(302)	$—	$—

As of June 30, 2013, we expect $0.5 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and six month periods ended June 30, 2013 and 2012, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

10.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended June 30		Other Post-Retirement Benefits for Three Months Ended June 30
(In Thousands)	2013	2012	2013	2012
Service cost	$(870)	$(857)	$(17)	$(13)
Interest cost	(3,108)	(3,288)	(88)	(101)
Expected return on plan assets	4,329	4,811	—	—
Amortization of prior service costs, gains or losses and net transition asset	(3,689)	(2,627)	40	53

Net periodic benefit cost	$(3,338)	$(1,961)	$(65)	$(61)

	Pension Benefits for Six Months Ended June 30		Other Post-Retirement Benefits for Six Months Ended June 30
	2013	2012	2013	2012
Service cost	$(1,740)	$(1,715)	$(35)	$(26)
Interest cost	(6,214)	(6,577)	(177)	(201)
Expected return on plan assets	8,658	9,622	—	—
Amortization of prior service costs, gains or losses and net transition asset	(7,379)	(5,253)	81	106

Net periodic benefit cost	$(6,675)	$(3,923)	$(131)	$(121)

Pension and other postretirement liabilities for continuing operations of $91.4 million and $91.2 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

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

The following table presents net sales and operating profit by segment for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2013	2012	2013	2012
Net Sales
Film Products	$158,266	$150,226	$312,651	$303,925
Aluminum Extrusions	77,855	59,695	157,794	117,303

Total net sales	236,121	209,921	470,445	421,228
Add back freight	7,409	5,938	14,611	11,274

Sales as shown in the Consolidated Statements of Income	243,530	215,859	485,056	432,502

Operating Profit
Film Products:
Ongoing operations	18,727	13,441	35,734	28,907
Plant shutdowns, asset impairments, restructurings and other	(107)	(1,508)	(209)	(1,792)

Aluminum Extrusions:
Ongoing operations	4,311	3,800	8,925	5,503
Plant shutdowns, asset impairments, restructurings and other	(545)	(1,086)	(798)	(2,147)

Total	22,386	14,647	43,652	30,471
Interest income	91	83	169	253
Interest expense	715	1,017	1,405	2,024
Gain on investment accounted for under fair value method	2,100	2,700	3,200	6,300
Unrealized loss on investment property	(1,018)	—	(1,018)	—
Stock option-based compensation costs	283	315	599	761
Corporate expenses, net	7,487	6,000	15,644	12,272

Income from continuing operations before income taxes	15,074	10,098	28,355	21,967
Income taxes from continuing operations	5,484	2,710	9,248	6,842

Income from continuing operations	9,590	7,388	19,107	15,125
Loss from discontinued operations	(8,300)	(35)	(13,540)	(4,774)

Net income	$1,290	$7,353	$5,567	$10,351

The following table presents identifiable assets by segment at June 30, 2013 and December 31, 2012:

(In Thousands)	June 30, 2013	December 31, 2012
Film Products	$566,408	$551,842
Aluminum Extrusions	135,885	129,279

Subtotal	702,293	681,121
General corporate	52,600	53,222
Cash and cash equivalents	44,427	48,822

Total	$799,320	$783,165

12.	The effective tax rate for income from continuing operations in the first six months of 2013 was 32.6% compared to 31.1% in the first six months of 2012. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the six months ended June 30, 2013 and 2012 are as follows:

	Percent of Income Before Income Taxes
Six Months Ended June 30	2013	2012
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	2.2	1.0
Valuation allowance for foreign operating loss carry-forwards	1.4	(.4)
Valuation allowance for capital loss carry-forwards	1.2	6.1
Unremitted earnings from foreign operations	.7	1.1
Non-deductible expenses	.6	.2
Income tax contingency accruals/reversals	.6	—
Foreign rate differences	(.2)	(3.6)
Changes in estimates related to prior year tax provision	(.4)	—
Domestic production activities deduction	(1.3)	(.3)
Research and development tax credit	(1.6)	—
Foreign tax incentives	(5.6)	(7.4)
Other	—	(.6)

Effective income tax rate for income from continuing operations	32.6	31.1

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but we anticipate that we will qualify for additional incentives that will extend beyond 2014. The benefit from tax incentives was $1.6 million (5 cents per share) in the first six months of 2013 and 2012, respectively.

Income taxes for the first six months of 2012 include the recognition of an additional valuation allowance of $1.3 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. Except for refund claims and amended returns, the Internal Revenue Service has provided written confirmation that they do not plan to make any additional changes to our U.S. consolidated tax returns for the years prior to 2010, although the federal statute of limitations was extended for the tax years 2006-2009 through December 31, 2013. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2009.

13.	In 2011, we were notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil. We contested the applicability of these antidumping duties to the films exported by Terphane, and we filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order. On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick. The films at issue are manufactured to specifications that exceed that threshold. On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce. If U.S. Customs ultimately were to require the collection of antidumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Terphane Purchase Agreement.

14.	In January 2013, the Financial Accounting Standards Board (“FASB”) issued guidance clarifying the scope of disclosures about offsetting assets and liabilities. The scope of the balance sheet offsetting disclosures, contained in the new guidance, is limited to recognized derivative instruments, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. The balance sheet offsetting disclosures require the presentation of gross and net information about transactions that are (1) offset in the financial statements or (2) subject to master netting arrangements, regardless of whether the transactions are actually offset in the statement of position. The disclosure requirements are effective for annual and interim periods beginning after January 1, 2013. We have complied with the requirements of this FASB accounting standard in 2013.

In February 2013, the FASB issued updated guidance for reporting of amounts reclassified out of the various components of accumulated other comprehensive income. The revised standard requires, among other things, that an entity present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The revised standard is effective for annual and interim periods beginning after December 15, 2012. We have complied with the requirements of this FASB accounting standard in 2013.

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

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company (“P&G”); growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2012 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

References herein to “Tredegar,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.

Executive Summary

Second-quarter 2013 net income from continuing operations was $9.6 million (29 cents per share) compared with $7.4 million (23 cents per share) in the second quarter of 2012. Net income from continuing operations in the first six months of 2013 was $19.1 million (59 cents per share) compared with $15.1 million (47 cents per share) in the first six months of 2012. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 9. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2013	2012	2013	2012
Net Sales
Film Products	$158,266	$150,226	$312,651	$303,925
Aluminum Extrusions	77,855	59,695	157,794	117,303

Total net sales	236,121	209,921	470,445	421,228
Add back freight	7,409	5,938	14,611	11,274

Sales as shown in the Consolidated Statements of Income	243,530	215,859	485,056	432,502

Operating Profit
Film Products:
Ongoing operations	18,727	13,441	35,734	28,907
Plant shutdowns, asset impairments, restructurings and other	(107)	(1,508)	(209)	(1,792)

Aluminum Extrusions:
Ongoing operations	4,311	3,800	8,925	5,503
Plant shutdowns, asset impairments, restructurings and other	(545)	(1,086)	(798)	(2,147)

Total	22,386	14,647	43,652	30,471
Interest income	91	83	169	253
Interest expense	715	1,017	1,405	2,024
Gain on investment accounted for under fair value method	2,100	2,700	3,200	6,300
Unrealized loss on investment property	(1,018)	—	(1,018)	—
Stock option-based compensation costs	283	315	599	761
Corporate expenses, net	7,487	6,000	15,644	12,272

Income from continuing operations before income taxes	15,074	10,098	28,355	21,967
Income taxes from continuing operations	5,484	2,710	9,248	6,842

Income from continuing operations	9,590	7,388	19,107	15,125
Loss from discontinued operations	(8,300)	(35)	(13,540)	(4,774)

Net income	$1,290	$7,353	$5,567	$10,351

Film Products

A summary of operating results for Film Products is provided below:

(In Thousands, Except Percentages)	Quarter Ended June 30		Favorable/ (Unfavorable)	Six Months Ended June 30		Favorable/ (Unfavorable)
	2013	2012	% Change	2013	2012	% Change

Sales volume (pounds)	68,785	67,949	1.2%	136,418	134,921	1.1%

Net sales	$158,266	$150,226	5.4%	$312,651	$303,925	2.9%

Operating profit from ongoing operations	$18,727	$13,441	39.3%	$35,734	$28,907	23.6%

Net sales (sales less freight) in the second quarter and first six months of 2013 increased in comparison to the same periods in the prior year, primarily due to higher volumes and improved product mix, partially offset by the negative impact of lower average selling prices. Higher sales volumes and improved product mix in Film Products had a favorable impact of approximately $9.4 million in the second quarter of 2013 and $12.6 million for the first six months of 2013 in comparison to the same periods in the prior year. Higher volumes in surface protection films and personal care materials were partially offset by lower volumes in flexible packaging and polyethylene overwrap films. The estimated change in average selling prices, net of cost pass-throughs, had an unfavorable impact on net sales of $2.3 million in the second quarter of 2013 and $3.6 million in the first six months of 2013 in comparison to the same periods in the prior year. Average selling prices decreased primarily due to competitive pressures, partially offset by the favorable impact of the contractual pass-through of certain costs such as higher average resin prices. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on net sales of approximately $0.5 million in the second quarter and $0.2 million in the first six months of 2013 compared to the prior year.

Operating profit from ongoing operations was higher compared to the second quarter and first six months of the prior year. Higher sales volumes noted above and favorable mix had a positive impact in comparison to the prior year periods of approximately $5.7 million in the second quarter of 2013 and approximately $7.5 million in the first six months of 2013. Volume for higher-value surface protection films remained strong due to strength in the display market and demand from our key customers.

Margins decreased by approximately $4.6 million in the second quarter of 2013 and approximately $8.1 million in the first six months of 2013 in comparison to the same periods in the prior year. Pricing pressures driven by global supply and demand imbalances in flexible packaging films had a negative effect on operating margins of approximately $1.9 million and $3.6 million in the comparative three and six month period results, respectively. Price reductions in personal care materials and polyethylene overwrap films that were not fully recovered in the current period by productivity gains resulted in an estimated unfavorable impact of $1.1 million in the second quarter of 2013 compared to the second quarter of 2012. Higher production costs, which were primarily associated with our flexible packaging films manufacturing facility in Brazil, had an unfavorable impact on operating margins of approximately $1.6 million in the second quarter of 2013 compared to the second quarter of 2012. Combined with operational inefficiencies of approximately $1.4 million in other product areas in the first quarter, higher production costs had an unfavorable impact of approximately $3.0 million in the first six months of 2013 compared to the first six months of 2012.

Selling, general and administrative expenses decreased by approximately $1.0 million in the second quarter of 2013 and $2.7 million in the first six months of 2013 in comparison to the same periods in the prior year, primarily as a result of lower depreciation and legal expenses and the timing of certain administrative expenses. The change in the dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $1.9 million in the second quarter of 2013 and $3.4 million in the first six months of 2013 compared to the same periods in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.1 million in the second quarter of 2013 and a negative $1.1 million in the second quarter of 2012. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.6 million in the first six months of 2013 and a negative $1.6 million in the first six months of 2012.

Capital expenditures in Film Products were $30.0 million in the first six months of 2013 compared to $7.3 million in 2012. Current year capital expenditures include approximately $19.0 million in capital expenditures for a previously announced project that will expand our capacity at the manufacturing facility in Cabo de Santo Agostinho, Brazil. Film Products currently estimates that capital expenditures will be approximately $70 million in 2013, including approximately $44 million for the capacity expansion project in Brazil. This multi-year project will significantly increase capacity in Brazil and primarily serve flexible packaging films customers in Latin America. Depreciation expense was $15.9 million in the first six months of 2013 and $18.8 million in the first six months of 2012, and is projected to be approximately $31 million in 2013.

Aluminum Extrusions

A summary of operating results for Aluminum Extrusions is provided below:

(In Thousands, Except Percentages)	Quarter Ended June 30		Favorable/ (Unfavorable)	Six Months Ended June 30		Favorable/ (Unfavorable)
	2013	2012	% Change	2013	2012	% Change

Sales volume (pounds)	36,101	27,776	30.0%	71,834	54,686	31.4%

Net sales	$77,855	$59,695	30.4%	$157,794	$117,303	34.5%

Operating profit from ongoing operations	$4,311	$3,800	13.4%	$8,925	$5,503	62.2%

Net sales in the second quarter and first six months of 2013 increased in comparison to the same periods of the prior year, primarily due to the addition of AACOA. AACOA, which was acquired on October 1, 2012, had net sales of $22.1 million in the second quarter and $43.9 million in the first six months of 2013. Excluding the impact of our acquisition of AACOA and the Kentland shutdown, volume decreased by 5% in the second quarter of 2013 and 1% in the first six months of 2013 in comparison to the same periods in the prior year. Approximately half of the volume that was produced at Kentland has been transferred to our other facilities.

Operating profit from ongoing operations increased in the second quarter and the first six months of 2013, primarily as a result of the addition of AACOA, cost savings associated with the shutdown of the Kentland manufacturing facility and improved pricing, partially offset by production inefficiencies and higher energy costs. The impact on operating profit from ongoing operations directly attributable to the acquisition of AACOA, including synergies, was $1.4 million in the second quarter of 2013 and $2.6 million in the first six months of 2013. Amortization expense associated with AACOA was $0.4 million in the second quarter and $0.9 million in the first six months of 2013. The shutdown of our Kentland manufacturing facility had a net favorable impact on operating profit from ongoing operations of approximately $0.8 million in the second quarter and $2.0 million in the first six months of 2013 in comparison to the same periods in the prior year. Excluding the impact of our acquisition of AACOA and the Kentland shutdown, lower sales volumes had an unfavorable impact on operating profit from ongoing operations of $0.3 million in the second quarter of 2013 compared to the second quarter of 2012. Margins were also negatively impacted by production inefficiencies of approximately $0.5 million and higher energy costs of $0.4 million in the second quarter of 2013 compared to the second quarter of 2012. Additional one-time, construction-related expense of $0.3 million was incurred during the second quarter of 2013 for the new automotive press project at our manufacturing facility in Newnan, Georgia.

Capital expenditures for Bonnell Aluminum were $4.6 million in the first six months of 2013 compared to $1.5 million in the first six months of 2012. Capital expenditures are projected to be approximately $16 million in 2013, which includes approximately $12 million for an 18-month project that will expand capacity at our manufacturing facility in Newnan, Georgia. This additional capacity will primarily serve the automotive industry. Depreciation expense was $3.7 million in the first six months of 2013 compared with $5.5 million in the first six months of 2012, and is projected to be approximately $7.5 million in 2013. Higher depreciation expense in 2012 was primarily related to approximately $1.9 million in accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility.

Corporate Expenses, Interest and Taxes

Pension expense was $6.7 million in the first six months of 2013, an unfavorable change of $2.8 million from the first six months of 2012. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net increased in 2013 versus 2012 primarily due to the increase in pension expenses noted above and higher stock-based compensation. Corporate expenses, net in 2012 also included an unrealized loss on our investment in the Harbinger Capital Partners Special Situations Fund, L.P. (the “Harbinger Fund”)

Interest expense, which includes the amortization of debt issue costs, was $1.4 million in the first half of 2013 in comparison to $2.0 million in the first half of 2012 as a result of a decrease in the average interest rate on borrowings under our revolving credit facility.

The effective tax rate used to compute income taxes from continuing operations was 32.6% in the first six months of 2013 compared with 31.1% in the first six months of 2012. Income taxes from continuing operations in the first half of 2013 primarily reflect the benefit of current year foreign tax incentives, partially offset by the impact of differences in state tax rates. Income taxes for continuing operations in the first half of 2012 primarily reflect the foreign tax rate incentives and differences, partially offset by the recognition of additional valuation allowances related to the expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years. Significant differences between the estimated effective tax rate for continuing operations and the U.S. federal statutory rate for 2013 and 2012 are provided in the table provided in Note 12 on page 20.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 31.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2012 Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2012, there have been no changes in these policies that have had a material impact on results of operations or financial position.

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

In February 2013, the FASB issued updated guidance for reporting of amounts reclassified out of the various components of accumulated other comprehensive income. The revised standard requires, among other things, that an entity present, either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The revised standard is effective for annual and interim periods beginning after December 15, 2012. We have complied with the requirements of this FASB accounting standard in 2013.

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

Results of Operations

Second Quarter 2013 Compared with Second Quarter 2012

Overall, sales in the second quarter of 2013 increased by 12.8% compared with the second quarter of 2012. Net sales (sales less freight) increased 5.4% in Film Products due to higher volumes and improved product mix, partially offset by the negative impact of competitive pricing pressures. Net sales increased 30.4% in Aluminum Extrusions primarily due to the impact of the acquisition of AACOA. For more information on net sales and volume, see the executive summary beginning on page 22.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 15.4% in the second quarter of 2013 from 15.5% in 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in second quarter of 2013 compared to the second quarter of 2012. The gross profit margin in Film Products, which does not include higher pension expenses, increased slightly primarily due to improved product mix, partially offset by margin compression from lower pricing and operational inefficiencies. Gross profit margin in Aluminum Extrusions, which does not include higher pension expenses, increased due to improved pricing and lower fixed costs from the shutdown of our Kentland manufacturing facility, partially offset by production inefficiencies and higher energy costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 8.4% in the second quarter of 2013, a decrease from 10.3% in the second quarter of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to lower depreciation and legal expenses and the timing of certain administrative expenses in Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2013 shown in the segment operating profit table on page 23 include:

•	Net pretax charge of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•

Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•

Pretax loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income); and

•

Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2012 shown in the segment operating profit table on page 23 include:

•

Net pretax charge of $1.0 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.2 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $0.4 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the last-in, first-out (“LIFO”) method of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

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

•	Pretax charges of $0.1 million for severance and other employee-related costs in connection with restructurings in Film Products.

Results in the second quarter of 2013 and 2012 include an unrealized gain from the write-up of our investment in Intelliject, Inc. (“Intelliject”) of $2.1 million ($1.3 million after taxes) and $2.7 million ($1.7 million after taxes). See Note 8 for additional information on investments. We also recorded an unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

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

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. Accruals of $8.3 million ($8.3 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the second quarter of 2013. All historical results for this business have been reflected as discontinued operations.

Income taxes in the second quarter of 2012 include the recognition of an additional valuation allowance of $0.4 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million in the second quarters of 2013 and 2012, respectively. Interest expense was $0.7 million in the second quarter of 2013 in comparison to $1.0 million in the second quarter of 2012. Interest expense was lower in the current year as a result of a decrease in the average interest rate on borrowings under our revolving credit facility.

Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30
(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$128.5	$105.4
Average interest rate	2.0%	2.2%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a

Total debt:
Average outstanding debt balance	$128.5	$105.4
Average interest rate	2.0%	2.2%

The effective tax rate used to compute income taxes from continuing operations for the second quarter of 2013 was 36.4% compared to 26.8% in the second quarter of 2012. The change in the effective tax rate for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 12 on page 20.

First Six Months of 2013 Compared with First Six Months of 2012

Overall, sales in the first six months of 2013 increased by 12.2% compared with 2012. Net sales increased 2.9% in Film Products due to higher volumes and improved product mix, partially offset by the negative impact of competitive pricing pressures. Net sales increased 34.5% in Aluminum Extrusions due to the impact of the acquisition of AACOA. For more information on net sales and volume, see the executive summary beginning on page 22.

Consolidated gross profit as a percentage of sales decreased to 15.3% in the first six months of 2013 from 15.9% in 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in the first half of 2013 compared to the first half of 2012. The gross profit margin in Film Products, which does not include higher pension expenses, increased slightly primarily due to improved product mix, partially offset by margin compression from lower pricing and operational inefficiencies. Gross profit margin in Aluminum Extrusions, which does not include higher pension expenses, increased due to improved pricing and lower fixed costs from the shutdown of our Kentland manufacturing facility, partially offset by production inefficiencies and higher energy costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 8.7% in the first six months of 2013, a decrease from 10.4% in the first six months of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to lower depreciation and legal expenses and the timing of certain administrative expenses in Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2013 shown in the segment operating profit table on page 23 include:

•	Net pretax charge of $0.5 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•

Pretax charges of $0.2 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•

Pretax loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income);

•

Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $0.1 million associated with severance and other employee related costs associated with restructurings in Film Products.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2012 shown in the segment operating profit table on page 23 include:

•

Net pretax charge of $1.9 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes accelerated depreciation for property, plant and equipment of $1.9 million (included in “Cost of goods sold” in the consolidated statements of income), severance and other employee related expenses of $1.0 million and other shutdown-related charges of $0.1 million, partially offset by adjustments to inventories accounted for under the LIFO method of $1.0 million (included in “Cost of goods sold” in the consolidated statements of income);

•

Pretax charges of $0.9 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products;

•	Pretax loss of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; and

•	Pretax charges of $0.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($0.1 million) and Aluminum Extrusions ($0.2 million).

Results in the first six months of 2013 and 2012 include an unrealized gain from the write-up of our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $3.2 million ($2.0 million after taxes) and $6.3 million ($4.0 million after taxes), respectively. An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $1.1 million ($0.7 million after tax) was recorded in the first six months of 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 8 for additional information on investments. We also recorded an unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the fair value of our investment that is not expected to be temporary.

As previously noted, all historical results for Falling Springs have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. In connection with our sale of our aluminum extrusions business in Canada in February 2008, accruals of $13.5 million ($13.5 million after taxes) and $4.8 million ($4.8 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the first six months of 2013 and 2012, respectively. As previously noted, all historical results for this business have been reflected as discontinued operations.

Income taxes for the first six months of 2012 include the recognition of an additional valuation allowance of $1.3 million related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.2 million in the first six months of 2013 and $0.3 million in the first six months of 2012. Interest expense was $1.4 million in the first six months of 2013 compared to $2.0 million for the same period in 2012. Interest expense was lower in the current year as a result of a decrease in the average interest rate on borrowings under our revolving credit facility. Average debt outstanding and interest rates were as follows:

	Six Months Ended March 31
(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$126.0	$114.7
Average interest rate	1.9%	2.3%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a

Total debt:
Average outstanding debt balance	$126.0	$114.7
Average interest rate	1.8%	2.3%

The effective tax rate used to compute income taxes from continuing operations was 32.6% in the first six months of 2013 compared with 31.1% in the first six months of 2012. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 12 on page 20.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2012 to June 30, 2013 are summarized below:

•	Accounts and other receivables increased $19.8 million (19.6%).

•	Accounts receivable in Film Products increased by $12.4 million due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $7.7 million due to higher sales and the timing of cash receipts.

•	Other receivables at corporate decreased by $0.3 million due to the timing of payments for the purchase price adjustments associated with the divestiture of Falling Springs.

•	Inventories increased $3.6 million (4.9%).

•	Inventories in Film Products increased by approximately $4.2 million. Higher inventories can be attributed to the timing of shipments.

•	Inventories for Aluminum Extrusions decreased by approximately $0.6 million due to the timing of shipments.

•

Net property, plant and equipment increased $6.7 million (2.6%) due primarily to capital expenditures of $34.6 million, partially offset by depreciation expenses of $19.5 million and a change in the value of the U.S. Dollar relative to foreign currencies ($8.0 million decrease).

•	Accounts payable increased $9.8 million (12.0%).

•	Accounts payable in Film Products increased $5.0 million due to higher inventory values and the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $4.6 million primarily due to the timing of aluminum purchases.

•

Accrued expenses increased by $2.3 million (5.3%) primarily due to increased accruals for contractual indemnifications associated with our divestiture of our aluminum extrusions business in Canada, partially offset by the timing differences associated with various other accruals.

•

Net deferred income tax liabilities in excess of assets decreased by $2.3 million primarily due to non-cash adjustments to deferred taxes for items included in other comprehensive income. Income taxes recoverable decreased $2.2 million due primarily to the timing of payments.

Cash provided by operating activities was $20.6 million in the first six months of 2013 compared with $27.5 million in the first six months of 2012. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $33.6 million in the first six months of 2013 compared with $12.2 million in the first six months of 2012. Cash used in investing activities in 2013 primarily includes capital expenditures of $34.6 million.

Cash provided by financing activities was $9.2 million in the first six months of 2013 and related to the net borrowings on our revolving credit facility of $11.0 million and the proceeds from the exercise of stock options and other financing activities of approximately $2.7 million, partially offset by the payment of regular quarterly dividends of $4.5 million (14 cents per share). Cash used in financing activities was $31.1 million in the first six months of 2012 and related to the debt principal payments and financing costs of $28.4 million and the payment of regular quarterly dividends of $2.9 million (9 cents per share).

Further information on cash flows for the six months ended June 30, 2013 and 2012 is provided in the consolidated statements of cash flows on page 5.

We have in place a five-year, unsecured revolving credit facility that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of June 30, 2013 were as follows:

Net Capitalization and Indebtedness as of June 30, 2013 (In Thousands)
Net capitalization:
Cash and cash equivalents	$44,427
Debt:
$350 million revolving credit agreement maturing April 23, 2017	139,000
Other debt	—

Total debt	139,000

Debt net of cash and cash equivalents	94,573
Shareholders’ equity	368,119

Net capitalization	$462,692

Indebtedness as defined in revolving credit agreement:
Total debt	$139,000
Face value of letters of credit	2,683
Other	172

Indebtedness	$141,855

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended June 30, 2013 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2013:
Net income	$23,467
Plus:
After-tax losses related to discontinued operations	23,700
Total income tax expense for continuing operations	20,725
Interest expense	2,971
Depreciation and amortization expense for continuing operations	45,313
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,458)	4,866
Charges related to stock option grants and awards accounted for under the fair value-based method	1,270
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(334)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(460)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(13,000)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	2,867

Adjusted EBITDA as defined in revolving credit agreement	111,385
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(46,287)

Adjusted EBIT as defined in revolving credit agreement	$65,098

Shareholders’ equity at June 30, 2013 as defined in revolving credit agreement	$376,293
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at June 30, 2013:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.27x
Interest coverage ratio (adjusted EBIT-to-interest expense)	21.91x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$116,909
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$336,909
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x

The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25

At June 30, 2013, the interest rate on debt under our revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under our revolving credit agreement, borrowings are permitted up to $350 million, and approximately $192 million was available to borrow at June 30, 2013 based upon the most restrictive covenants.

Noncompliance with any one or more of the debt covenants may have a material adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

At June 30, 2013, we had cash and cash equivalents of $44.4 million, including funds held in locations outside the U.S. of $30.1 million. We accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of our intent to permanently reinvest these earnings. The cumulative amount of untaxed earnings was $5.4 million at June 30, 2013.

We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 31 regarding credit agreement and interest rate exposures.

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

See the executive summary beginning on page 22 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below.

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 on page 15 for additional information. The volatility of quarterly average aluminum prices is shown in the chart below.

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2013 and 2012 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30
	2013		2012
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	6%	—%
Europe	1	12	1	13
Latin America	0	12	0	14
Asia	8	3	6	4

Total	14%	27%	13%	31%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations

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

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit of approximately $1.9 million in the second quarter of 2013 compared with the second quarter of 2012 and $3.4 million in the first six months of 2013 compared with the first six months of 2012.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our 2012 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar Corporation (“Tredegar”), as of May 24, 2013 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Tredegar, as of May 24, 2013 (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013, and incorporated herein by reference).

10.1	Consulting Agreement, dated May 21, 2013, between Tredegar and Duncan A. Crowdis (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 22, 2013, and incorporated herein by reference).

10.2	Consulting Agreement, dated May 21, 2013, between Tredegar and Larry J. Scott (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 22, 2013, and incorporated herein by reference).

31.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin A. O’Leary, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) of Tredegar, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation (Registrant)

Date:	August 2, 2013	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2013	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 2, 2013	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)