Form 10-Q
period 2013-09-30
TREDEGAR CORP
filed 2013-11-04
CIK 850429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, no par value, outstanding as of October 31, 2013: 32,282,631.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Tredegar Corporation

Consolidated Balance Sheets

(In Thousands, Except Share Data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$42,604	$48,822
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,769 in 2013 and $3,552 in 2012	111,452	100,798
Income taxes recoverable	—	2,886
Inventories	76,749	74,670
Deferred income taxes	7,143	5,614
Prepaid expenses and other	6,119	6,780

Total current assets	244,067	239,570

Property, plant and equipment, at cost	779,806	749,153
Less accumulated depreciation	508,323	495,736

Net property, plant and equipment	271,483	253,417

Goodwill and other intangibles, net	230,394	240,619
Other assets and deferred charges	47,350	49,559

Total assets	$793,294	$783,165

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,866	$82,067
Accrued expenses	44,953	42,514
Income taxes payable	36	—

Total current liabilities	132,855	124,581

Long-term debt	134,000	128,000
Deferred income taxes	59,774	60,773
Other noncurrent liabilities	89,960	97,559

Total liabilities	416,589	410,913

Commitments and contingencies (Notes 1, 3 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,275,206 at September 30, 2013 and 32,069,370 at December 31, 2012)	19,664	15,195
Common stock held in trust for savings restoration plan	(1,414)	(1,401)
Foreign currency translation adjustment	(12,412)	131
Gain (loss) on derivative financial instruments	689	993
Pension and other postretirement benefit adjustments	(96,405)	(103,471)
Retained earnings	466,583	460,805

Total shareholders’ equity	376,705	372,252

Total liabilities and shareholders’ equity	$793,294	$783,165

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Income

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues and other items:
Sales	$243,194	$216,648	$728,250	$649,150
Other income (expense), net	(3,229)	2,880	(1,559)	8,070

	239,965	219,528	726,691	657,220

Costs and expenses:
Cost of goods sold	198,433	172,431	594,502	524,774
Freight	7,508	6,130	22,119	17,404
Selling, general and administrative	17,842	15,902	53,541	54,296
Research and development	3,189	3,429	9,605	10,163
Amortization of intangibles	1,700	1,305	5,233	4,047
Interest expense	727	708	2,132	2,732
Asset impairments and costs associated with exit and disposal activities	201	937	839	3,151

Total	229,600	200,842	687,971	616,567

Income from continuing operations before income taxes	10,365	18,686	38,720	40,653
Income taxes from continuing operations	2,937	4,476	12,185	11,318

Income from continuing operations	7,428	14,210	26,535	29,335
Loss from discontinued operations	(450)	(6,783)	(13,990)	(11,557)

Net income	$6,978	$7,427	$12,545	$17,778

Earnings (loss) per share:
Basic
Continuing operations	$.23	$.44	$.83	$.92
Discontinued operations	(.01)	(.21)	(.44)	(.36)

Net income	$.22	$.23	$.39	$.56

Diluted
Continuing operations	$.23	$.44	$.81	$.91
Discontinued operations	(.02)	(.21)	(.43)	(.36)

Net income	$.21	$.23	$.38	$.55

Shares used to compute earnings per share:
Basic	32,201	32,052	32,155	32,038
Diluted	32,658	32,101	32,591	32,198

Dividends per share	$.070	$.060	$.210	$.150

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30
	2013	2012

Net income	$6,978	$7,427
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $608 in 2013 and $546 in 2012)	337	420
Derivative financial instruments adjustment (net of tax of $140 in 2013 and $904 in 2012)	236	1,523
Amortization of prior service costs and net gains or losses (net of tax of $1,410 in 2013 and $899 in 2012)	2,441	1,556

Other comprehensive income	3,014	3,499

Comprehensive income	$9,992	$10,926

	Nine Months Ended September 30
	2013	2012

Net income	$12,545	$17,778
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $16 in 2013 and $218 in 2012)	(12,543)	(10,875)
Derivative financial instruments adjustment (net of tax benefit of $174 in 2013 and tax of $752 in 2012)	(304)	1,276
Amortization of prior service costs and net gains or losses (net of tax of $4,083 in 2013 and $2,784 in 2012)	7,066	4,818

Other comprehensive loss	(5,781)	(4,781)

Comprehensive income	$6,764	$12,997

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net income	$12,545	$17,778
Adjustments for noncash items:
Depreciation	28,608	34,470
Amortization of intangibles	5,233	4,047
Deferred income taxes	(4,259)	(2,828)
Accrued pension and postretirement benefits	10,464	6,258
Net gain on investment accounted for under the fair value method	(100)	(9,000)
Loss on asset impairments and divestitures	1,254	1,942
Gain on disposal of assets	—	(303)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(13,258)	1,652
Inventories	(3,722)	(6,319)
Income taxes recoverable/payable	2,728	4,122
Prepaid expenses and other	(171)	1,783
Accounts payable and accrued expenses	9,905	565
Other, net	(4,346)	(4,606)

Net cash provided by operating activities	44,881	49,561

Cash flows from investing activities:
Capital expenditures	(54,734)	(20,638)
Acquisition, net of cash acquired	561	(3,311)
Proceeds from the sale of business	306	—
Proceeds from the sale of assets and other	742	1,141

Net cash used in investing activities	(53,125)	(22,808)

Cash flows from financing activities:
Borrowings	55,000	—
Debt principal payments and financing costs	(49,000)	(46,354)
Dividends paid	(6,780)	(4,817)
Proceeds from exercise of stock options	2,838	125

Net cash provided by (used in) financing activities	2,058	(51,046)

Effect of exchange rate changes on cash	(32)	(479)

Increase (decrease) in cash and cash equivalents	(6,218)	(24,772)
Cash and cash equivalents at beginning of period	48,822	68,939

Cash and cash equivalents at end of period	$42,604	$44,167

See accompanying notes to financial statements.

Tredegar Corporation

Consolidated Statement of Shareholders’ Equity

(In Thousands, Except Share and Per Share Data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2012	$15,195	$460,805	$(1,401)	$131	$993	$(103,471)	$372,252

Net income	—	12,545	—	—	—	—	12,545
Foreign currency translation adjustment (net of tax of $16)	—	—	—	(12,543)	—	—	(12,543)
Derivative financial instruments adjustment (net of tax benefit of $174)	—	—	—	—	(304)	—	(304)
Amortization of prior service costs and net gains or losses (net of tax of $4,083)	—	—	—	—	—	7,066	7,066
Cash dividends declared ($.21 per share)	—	(6,780)	—	—	—	—	(6,780)
Stock-based compensation expense	2,072	—	—	—	—	—	2,072
Issued upon exercise of stock options (including related income tax benefits of $134) & other	2,397	—	—	—	—	—	2,397
Tredegar common stock purchased by trust for savings restoration plan	—	13	(13)	—	—	—	—

Balance September 30, 2013	$19,664	$466,583	$(1,414)	$(12,412)	$689	$(96,405)	$376,705

See accompanying notes to financial statements.

TREDEGAR CORPORATION

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2013, the consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, the consolidated cash flows for the nine months ended September 30, 2013 and 2012, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2013. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2012 that is included herein was derived from the audited consolidated financial statements provided in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Form 10-K. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

2.	On October 1, 2012, The William L. Bonnell Company, Inc. acquired 100% ownership of AACOA, Inc. (“AACOA”). AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition added fabrication capabilities to Aluminum Extrusions’ current array of products and services, and provided AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

In the second quarter of 2013, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to the resolution of contractual obligations related to income taxes, the total purchase price (net of cash acquired) was $54.1 million, which includes $0.6 million that was received from the seller during the third quarter of 2013. The purchase price was funded using financing secured from our existing $350 million revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets (net of cash) acquired and liabilities assumed, the estimated purchase price allocation is as follows:

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

The financial position and results of operations for AACOA have been consolidated with Tredegar subsequent to October 1, 2012. For the three and nine month periods ended September 30, 2013, the consolidated results of operations included sales of $22.7 million and $67.4 million, respectively, and net income of $0.7 million and $2.0 million, respectively, related to AACOA. The following unaudited supplemental pro forma data presents our consolidated revenues and earnings as if the acquisition of AACOA had been consummated as of January 1, 2012. The pro forma results are not necessarily indicative of our consolidated revenues and earnings if the acquisition and related borrowing had been consummated as of January 1, 2012. Supplemental unaudited pro forma results for the three and nine month periods ended September 30, 2012 are as follows:

	Three Months	Nine Months
(In Thousands, Except Per Share Data)	Ended September 30, 2012
Sales	$238,652	$713,556
Income from continuing operations	15,425	31,662

Earnings per share from continuing operations:
Basic	$.48	$.99
Diluted	.48	.98

The supplemental unaudited pro forma amounts reflect the application of the following adjustments in order to present the consolidated results as if the acquisition and related borrowing had occurred on January 1, 2012:

•	Adjustment for additional depreciation and amortization expense associated with the adjustments to property, plant and equipment and intangible assets associated with purchase accounting;

•	Additional interest expense and financing fees associated with borrowings from the existing revolving credit facility used to fund the acquisition of AACOA and the elimination of historical interest expense associated with historical borrowings of AACOA that were not assumed by Tredegar;

•	Adjustments to eliminate transaction-related expenses associated with the October 2012 acquisition of AACOA;

•	Adjustments for the estimated net income tax benefit associated with the previously described adjustments; and

•	Adjustments to income tax expense for AACOA as it had previously elected to be treated as an S-Corp for federal income tax purposes.

On October 14, 2011, TAC Holdings, LLC (the “Buyer”) and Tredegar Film Products Corporation (“Film Products”), which are indirect and direct, respectively, wholly-owned subsidiaries of Tredegar, entered into a Membership Interest Purchase Agreement (the “Terphane Purchase Agreement”) with Gaucho Holdings, B.V. (the “Seller”), an indirect, wholly-owned subsidiary of Vision Capital Partners VII LP (“Vision Capital”). On October 24, 2011, under the terms of the Terphane Purchase Agreement, the Buyer acquired from the Seller 100% of the outstanding equity interests of Terphane Holdings LLC (“Terphane”).

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

3.	On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary, sold its membership interests in Falling Springs, LLC (“Falling Springs”) to Arc Ventures, LC for $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of our Board of Directors. The purchase price was comprised of $12.8 million of cash and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC.

The results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. For the three and nine month periods ended September 30, 2012, sales of $2.2 million and $3.0 million, respectively, and net income of $0.3 million and $0.3 million, respectively, have been reclassified to discontinued operations. Falling Springs was formerly a component of the Other segment.

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. Charges of $0.5 million ($0.5 million after taxes) and $14.0 million ($14.0 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the third quarter and first nine months of 2013, respectively. Charges of $7.1 million ($7.1 million after taxes) and $11.9 million ($11.9 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the third quarter and first nine months of 2012.

4.	Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 10, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2013 include:

•	Pretax charges of $0.2 million associated with severance and other employee related costs associated with restructurings in Film Products;

•	Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Net pretax charge of $45,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2013 include:

•	Net pretax charges of $0.6 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•	Pretax charges of $0.3 million associated with severance and other employee related costs associated with restructurings in Film Products;

•	Pretax charges of $0.2 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•	Pretax charges of $0.2 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income).

Results in the third quarter of 2013 include an unrealized loss from the write-down of our investment in Intelliject, Inc. (“Intelliject”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $3.1 million ($1.9 million after taxes). Results in the first nine months of 2013 include a net unrealized gain from the write-up of our investment in Intelliject of $0.1 million ($0.1 million after taxes), respectively. An unrealized loss (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on our investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.2 million ($0.1 million after taxes) was recorded in the third quarter of 2013 as a result of a reduction in the value of our investment that is not expected to be temporary. See Note 8 for additional information on investments.

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

Results in the third quarter and first nine months of 2012 include an unrealized gain from the write-up of our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million ($1.7 million after taxes) and $9.0 million ($5.7 million after taxes), respectively. An unrealized loss (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on our investment in the Harbinger Fund of $1.1 million ($0.7 million after taxes) was recorded in the first quarter of 2012 as a result of a reduction in the value of our investment that is not expected to be temporary. See Note 8 for additional information on investments.

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the nine months ended September 30, 2013 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at December 31, 2012	$296	$585	$881
Changes in 2013:
Charges	273	566	839
Cash spent	(390)	(786)	(1,176)

Balance at September 30, 2013	$179	$365	$544

(a)	Other includes other shutdown-related costs associated with the shutdown of our aluminum extrusions manufacturing facility in Kentland, Indiana.

5.	The components of inventories are as follows:

(In Thousands)	September 30, 2013	December 31, 2012
Finished goods	$16,405	$16,138
Work-in-process	8,816	7,451
Raw materials	28,282	28,758
Stores, supplies and other	23,246	22,323

Total	$76,749	$74,670

During the first nine months of 2012, certain inventories accounted for on a LIFO basis declined permanently, which resulted in cost of goods sold being stated at below current replacement costs by approximately $1.5 million in Aluminum Extrusions.

6.	Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2013	2012	2013	2012
Weighted average shares outstanding used to compute basic earnings per share	32,201	32,052	32,155	32,038
Incremental dilutive shares attributable to stock options and restricted stock	457	49	436	160

Shares used to compute diluted earnings per share	32,658	32,101	32,591	32,198

Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three and nine months ended September 30, 2013 average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 60,100 and 40,056, respectively, and for the three and nine months ended September 30, 2012, average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,023,733 and 692,600, respectively.

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	(12,543)	(44)	—	(12,587)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(260)	7,066	6,806

Net other comprehensive income (loss) - current period	(12,543)	(304)	7,066	(5,781)

Ending balance, September 30, 2013	$(12,412)	$689	$(96,405)	$(108,128)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three month period ended September 30, 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(268)	Cost of sales
Foreign currency forward contracts, before taxes	—

Total, before taxes	(268)
Income tax expense (benefit)	(101)	Income taxes

Total, net of tax	$(167)

Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,851)	(a)
Income tax expense (benefit)	(1,410)	Income taxes

Total, net of tax	$(2,441)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine month period ended September 30, 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(417)	Cost of sales
Foreign currency forward contracts, before taxes	—

Total, before taxes	(417)
Income tax expense (benefit)	(157)	Income taxes

Total, net of tax	$(260)

Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(11,149)	(a)
Income tax expense (benefit)	(4,083)	Income taxes

Total, net of tax	$(7,066)

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

At September 30, 2013 and December 31, 2012, the estimated fair value of our investment (also the carrying value included in “Other assets and deferred charges” in our balance sheet) was $33.8 million and $33.7 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of our investment will be made in the period during which changes can be quantified.

We recognized an unrealized loss on our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $3.1 million in the third quarter of 2013 and a net unrealized gain of $0.1 million in the first nine months of 2013. The unrealized loss in the third quarter of 2013 was primarily related to adjustments in the fair value due to a reassessment of the amount and timing of the projected receipt of royalty and milestone payments from commercial sales of Intelliject’s licensed product, which launched in early 2013, and increased development and commercialization expenses related to its pipeline products, partially offset by the impact of the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 55% for their high degree of risk. The net unrealized gain in the first nine months of 2013 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 55% for their high degree of risk, offset by adjustments in the fair value due to a reassessment of the amount and timing of projected receipt of royalty and milestone payments from commercial sales of Intelliject’s licensed product, which launched in early 2013, and increased development and commercialization expenses related to its pipeline products.

We recognized an unrealized gain on our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $2.7 million and $9.0 million in the third quarter and first nine months of 2012, respectively. The unrealized gain in the third quarter of 2012 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 55% for their high degree of risk. The unrealized gain in the second quarter of 2012 was primarily attributed to the appreciation of our ownership interest to reflect insights from a new marketing study for its first product, which resulted in a favorable adjustment to the timing and amount of anticipated cash flows from an upcoming product introduction and achieving related milestones. The unrealized gain in the first quarter of 2012 was primarily attributed to the appreciation of our ownership interest after the weighted average cost of capital used to discount cash flows in our valuation of the specialty pharmaceutical company was reduced to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration for its first product.

The fair market valuation of our interest in Intelliject is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in Intelliject was 55% at September 30, 2013 and December 31, 2012. At September 30, 2013, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in Intelliject by approximately $5 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $4 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed unaudited balance sheets for Intelliject at September 30, 2013 and December 31, 2012 and condensed unaudited statements of operations for the three and nine month periods ended September 30, 2013 and 2012, as reported to us by Intelliject, are provided below:

(In Thousands)	September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Assets:			Liabilities & Equity:
Cash & cash equivalents	$32,198	$53,288	Long term debt, current portion	$3,997	$—
Other current assets	9,289	686	Other current liabilities	4,242	13,405
Patents	2,331	2,152	Non-current liabilities	2,895	1,449
Other long-term assets	9,737	4,278	Long term debt, net of discount	10,766	14,696
			Redeemable preferred stock	21,724	20,995
			Equity	9,931	9,859

Total assets	$53,555	$60,404	Total liabilities & equity	$53,555	$60,404

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues & Expenses:
Royalty revenues	$7,904	$—	$12,420	$—
Expenses and other, net	(5,604)	(3,089)	(12,515)	(8,026)
Income tax (expense) benefit	(912)	1,209	322	3,100

Net income (loss)	$1,388	$(1,880)	$227	$(4,926)

Our investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $3.2 million at September 30, 2013, compared with $3.6 million at December 31, 2012. The carrying value at September 30, 2013 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses.

We recorded an unrealized loss of $0.2 million ($0.1 million after taxes) in the third quarter of 2013 and $1.1 million ($0.7 million after taxes) in the first quarter of 2012 on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of our investment that is not expected to be temporary. Withdrawal proceeds were $0.2 million and $0.5 million in the first nine months of 2013 and 2012, respectively. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2013. Gains on our investment in the Harbinger Fund will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

We have investment property in Alleghany and Bath County, Virginia. Our carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $5.9 million at September 30, 2013 and $6.9 million at December 31, 2012.

9.	We use derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the third quarter and first nine months of 2013 and 2012.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, we record the corresponding derivative fair values as a net asset or net liability.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $4.6 million (4.7 million pounds of aluminum) at September 30, 2013 and $6.2 million (6.7 million pounds of aluminum) at December 31, 2012.

The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Aluminum futures contracts	Accrued expenses	$5	Prepaid expenses and other	$226

Liability derivatives:
Aluminum futures contracts	Accrued expenses	$223	Prepaid expense and other	$88

Net asset (liability)		$(218)		$138

In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments (none at September 30, 2013 and December 31, 2012) are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. We are using fixed rate Euro forward contracts with various settlement dates through November 2013 to hedge exchange rate exposure on these obligations. We had fixed rate forward contracts with outstanding notional amounts of €2.2 million and €9.9 million as of September 30, 2013 and December 31, 2012, respectively.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value

Derivatives Designated as Hedging Instruments
Asset derivatives:
Foreign currency forward contracts	Prepaid expenses and other	$252	Prepaid expenses and other	$948

Net asset (liability)		$252		$948

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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2013 and 2012 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended September 30,
	2013	2012	2013	2012
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(11)	$(617)	$122	$1,132

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(268)	$(600)	$—	$—

	Aluminum Futures Contracts		Foreign Currency Forwards
	Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(775)	$(1,317)	$(123)	$1,132

Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(417)	$(902)	$—	$—

As of September 30, 2013, we expect $0.1 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and nine month periods ended September 30, 2013 and 2012, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

10.	The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits for Three Months Ended September 30		Other Post-Retirement Benefits for Three Months Ended September 30
(In Thousands)	2013	2012	2013	2012
Service cost	$(1,076)	$(1,028)	$(18)	$(17)
Interest cost	(3,039)	(3,236)	(89)	(88)
Expected return on plan assets	4,415	4,709	—	—
Amortization of prior service costs, gains or losses and net transition asset	(3,892)	(2,529)	41	74
Curtailment charge	—	(99)	—	—

Net periodic benefit cost	$(3,592)	$(2,183)	$(66)	$(31)

	Pension Benefits for Nine Months Ended September 30		Other Post-Retirement Benefits for Nine Months Ended September 30
	2013	2012	2013	2012
Service cost	$(2,816)	$(2,743)	$(53)	$(43)
Interest cost	(9,253)	(9,813)	(266)	(289)
Expected return on plan assets	13,073	14,331	—	—
Amortization of prior service costs, gains or losses and net transition asset	(11,271)	(7,782)	122	180
Curtailment charge	—	(99)	—	—

Net periodic benefit cost	$(10,267)	$(6,106)	$(197)	$(152)

Pension and other postretirement liabilities for continuing operations of $86.1 million and $91.2 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively. Our required contributions are expected to be approximately $0.2 million in 2013, and we made an additional discretionary contribution of $5.0 million to our underfunded pension plan in the third quarter of 2013. We fund our other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $0.3 million for the year ended December 31, 2012.

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

The following table presents net sales and operating profit by segment for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2013	2012	2013	2012
Net Sales
Film Products	$157,187	$155,296	$469,838	$459,221
Aluminum Extrusions	78,499	55,222	236,293	172,525

Total net sales	235,686	210,518	706,131	631,746
Add back freight	7,508	6,130	22,119	17,404

Sales as shown in the Consolidated Statements of Income	243,194	216,648	728,250	649,150

Operating Profit
Film Products:
Ongoing operations	19,617	21,092	55,351	49,999
Plant shutdowns, asset impairments, restructurings and other	(155)	(87)	(364)	(1,879)

Aluminum Extrusions:
Ongoing operations	3,426	1,846	12,351	7,349
Plant shutdowns, asset impairments, restructurings and other	(160)	(1,067)	(958)	(3,214)

Total	22,728	21,784	66,380	52,255
Interest income	138	84	307	337
Interest expense	727	708	2,132	2,732
Gain (loss) on investment accounted for under fair value method	(3,100)	2,700	100	9,000
Unrealized loss on investment property	—	—	1,018	—
Stock option-based compensation costs	260	386	859	1,147
Corporate expenses, net	8,414	4,788	24,058	17,060

Income from continuing operations before income taxes	10,365	18,686	38,720	40,653
Income taxes from continuing operations	2,937	4,476	12,185	11,318

Income from continuing operations	7,428	14,210	26,535	29,335
Loss from discontinued operations	(450)	(6,783)	(13,990)	(11,557)

Net income	$6,978	$7,427	$12,545	$17,778

The following table presents identifiable assets by segment at September 30, 2013 and December 31, 2012:

(In Thousands)	September 30, 2013	December 31, 2012
Film Products	$572,681	$551,842
Aluminum Extrusions	129,005	129,279

Subtotal	701,686	681,121
General corporate	49,004	53,222
Cash and cash equivalents	42,604	48,822

Total	$793,294	$783,165

12.	The effective tax rate for income from continuing operations in the first nine months of 2013 was 31.5% compared to 27.8% in the first nine months of 2012. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the nine months ended September 30, 2013 and 2012 are as follows:

	Percent of Income Before Income Taxes
Nine Months Ended September 30	2013	2012
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	2.2	1.4
Valuation allowance for capital loss carry-forwards	1.1	3.3
Unremitted earnings from foreign operations	1.1	.7
Valuation allowance for foreign operating loss carry-forwards	.9	.3
Income tax contingency accruals/reversals	.9	(.3)
Non-deductible expenses	.8	.2
Changes in estimates related to prior year tax provision	(.3)	.1
Research and development tax credit	(1.4)	—
Domestic production activities deduction	(1.5)	(.4)
Foreign rate differences	(2.3)	(3.3)
Foreign tax incentives	(4.8)	(9.3)
Other	(.2)	.1

Effective income tax rate for income from continuing operations	31.5	27.8

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but we anticipate that we will qualify for additional incentives that will extend beyond 2014. The benefit from tax incentives was $1.9 million (6 cents per share) and $3.8 million (12 cents per share) in the first nine months of 2013 and 2012, respectively.

Income taxes include the recognition of an additional valuation allowance of $0.4 million in the first nine months of 2013 and $1.3 million for the first nine months of 2012 related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

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

In February 2013, the FASB issued updated guidance to address the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. Under the new guidance, an entity would measure its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early application is permitted, and we do not expect the guidance to impact us.

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

In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. We are still assessing the applicability of this guidance in future periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements

Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company (“P&G”); the loss or significant reduction of sales associated with P&G; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector, and are also subject to seasonal slowdowns; our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations; our future performance is influenced by costs incurred by our operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time-to-time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2012 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.

References herein to “Tredegar,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.

Executive Summary

Third-quarter 2013 net income from continuing operations was $7.4 million (23 cents per share) compared with $14.2 million (44 cents per share) in the third quarter of 2012. Net income from continuing operations in the first nine months of 2013 was $26.5 million (81 cents per share) compared with $29.3 million (91 cents per share) in the first nine months of 2012. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 9. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2013	2012	2013	2012
Net Sales
Film Products	$157,187	$155,296	$469,838	$459,221
Aluminum Extrusions	78,499	55,222	236,293	172,525

Total net sales	235,686	210,518	706,131	631,746
Add back freight	7,508	6,130	22,119	17,404

Sales as shown in the Consolidated Statements of Income	243,194	216,648	728,250	649,150

Operating Profit
Film Products:
Ongoing operations	19,617	21,092	55,351	49,999
Plant shutdowns, asset impairments, restructurings and other	(155)	(87)	(364)	(1,879)

Aluminum Extrusions:
Ongoing operations	3,426	1,846	12,351	7,349
Plant shutdowns, asset impairments, restructurings and other	(160)	(1,067)	(958)	(3,214)

Total	22,728	21,784	66,380	52,255
Interest income	138	84	307	337
Interest expense	727	708	2,132	2,732
Gain (loss) on investment accounted for under fair value method	(3,100)	2,700	100	9,000
Unrealized loss on investment property	—	—	1,018	—
Stock option-based compensation costs	260	386	859	1,147
Corporate expenses, net	8,414	4,788	24,058	17,060

Income from continuing operations before income taxes	10,365	18,686	38,720	40,653
Income taxes from continuing operations	2,937	4,476	12,185	11,318

Income from continuing operations	7,428	14,210	26,535	29,335
Loss from discontinued operations	(450)	(6,783)	(13,990)	(11,557)

Net income	$6,978	$7,427	$12,545	$17,778

Film Products

A summary of operating results from ongoing operations for Film Products is provided below:

	Quarter Ended September 30		Favorable/ (Unfavorable) % Change	Nine Months Ended September 30		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	2013	2012		2013	2012

Sales volume (pounds)	69,880	68,157	2.5%	206,298	203,078	1.6%

Net sales	$157,187	$155,296	1.2%	$469,838	$459,221	2.3%

Operating profit from ongoing operations	$19,617	$21,092	(7.0)%	$55,351	$49,999	10.7%

Third Quarter Results Versus Prior Year Third Quarter

Net sales (sales less freight) in the third quarter of 2013 increased in comparison to the same period in the prior year, primarily due to higher volumes, improved product mix and a favorable change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by the negative impact of lower average selling prices. Higher sales volumes and improved product mix in Film Products had a favorable impact of approximately $5.0 million in the third quarter of 2013 in comparison to the same period in the prior year. Higher volumes in surface protection films, personal care materials and flexible packaging films were partially offset by lower volumes in polyethylene overwrap films and films for other markets. The estimated change in average selling prices, net of cost pass-throughs, had an unfavorable impact on net sales of $3.7 million in the third quarter of 2013 compared to the prior year. Average selling prices decreased primarily due to competitive pressures, partially offset by the favorable impact of the contractual pass-through of certain costs such as higher average resin prices. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on net sales of approximately $1.0 million in the third quarter compared to the same period in the prior year.

Operating profit from ongoing operations in the third quarter of 2013 decreased compared to the third quarter of the prior year. Higher sales volumes noted above and a more favorable sales mix had a positive impact of approximately $4.2 million in the third quarter of 2013 in comparison to the same period of the prior year. Volume for higher-value surface protection films remained strong due to strength in the display market and demand from our key customers. Pricing pressures driven by global supply and demand imbalances in flexible packaging films had an unfavorable impact on operating profit from ongoing operations of approximately $3.1 million compared to the prior year. Higher production costs and operational inefficiencies in flexible packaging films had an unfavorable impact on operating profit from ongoing operations of approximately $1.4 million in the third quarter of 2013 compared to the third quarter of 2012.

Selling, general and administrative expenses increased by approximately $0.5 million in the third quarter of 2013 in comparison to the same periods in the prior year, primarily as a result of the timing of certain administrative expenses. The change in the dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $2.1 million in the third quarter of 2013 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.7 million in the third quarter of 2013 and a positive $2.1 million in the third quarter of 2012.

Year-To-Date Results Versus Prior Year-To-Date

Net sales (sales less freight) in the first nine months of 2013 increased in comparison to the same period in the prior year, primarily due to higher volumes, improved product mix and a favorable change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by the negative impact of lower average selling prices. Higher sales volumes and improved product mix in Film Products had a favorable impact of approximately $17.6 million for the first nine months of 2013 in comparison to the same period in the prior year. Higher volumes in surface protection films, personal care materials and flexible packaging films were partially offset by lower volumes in polyethylene overwrap films and films for other markets. The estimated change in average selling prices, net of cost pass-throughs, had an unfavorable impact on net sales of $7.3 million in the first nine months of 2013 compared to the same period in the prior year. Average selling prices decreased primarily due to competitive pressures, partially offset by the favorable impact of the contractual pass-through of certain costs such as higher average resin prices. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on net sales of approximately $1.2 million in the first nine months of 2013 compared to the same period in the prior year.

Operating profit from ongoing operations for the first nine months of 2013 increased in comparison to the same period in the prior year. Consistent with the quarter-to-date period, higher sales volumes and a more favorable sales mix, which had a positive impact in comparison to the prior year of approximately $11.7 million, were offset by lower pricing, higher operating costs and production inefficiencies. Pricing pressures driven by global supply and demand imbalances in flexible packaging films had a negative effect on operating margins of approximately $6.7 million compared to the prior year. Price reductions in other film products that were not fully recovered by productivity gains in the current year resulted in an estimated unfavorable impact of $1.3 million in the first nine months of 2013 compared to the first nine months of 2012. Higher production costs and operational inefficiencies in flexible packaging films reduced operating margins by approximately $3.0 million in comparison to prior year. In addition, operational inefficiencies of approximately $1.4 million in other product areas in the first quarter of 2013 negatively impacted operating profit from ongoing operations.

Selling, general and administrative expenses decreased by approximately $2.2 million in the first nine months of 2013 in comparison to the same period in the prior year, primarily as a result of lower depreciation and legal expenses and the timing of certain administrative expenses. The change in the dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $5.5 million in the first nine months of 2013 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $1.3 million in the first nine months of 2013 and a positive $0.5 million in the first nine months of 2012.

Capital expenditures in Film Products were $47.2 million in the first nine months of 2013 compared to $18.6 million in 2012. Current year capital expenditures include approximately $30 million in capital expenditures for a previously announced project that will expand our capacity at the manufacturing facility in Cabo de Santo Agostinho, Brazil. Film Products currently estimates that capital expenditures in 2013 will be approximately $68 million, including approximately $15 million for maintenance capital expenditures and $44 million for the capacity expansion project in Brazil. Depreciation expense was $23.0 million in the first nine months of 2013 and $26.8 million in the first nine months of 2012, and is projected to be approximately $31 million in 2013. Amortization expense was $3.9 million in the first nine months of 2013 and $4.0 million in the first nine months of 2012, and is projected to be approximately $5.1 million in 2013.

Other

P&G recently informed us that we will lose certain babycare elastic laminate volumes due to P&G’s plans to consolidate suppliers for its North American product needs. Net sales for this domestic product line were $55 million for the last twelve months ended September 30, 2013, and we expect that sales volumes for the elastic laminates sold to P&G will be fully eliminated by the middle of 2014. The total impact of the loss of this business with P&G on operating results will not be fully realized until 2015, and when realized, it is expected to negatively impact operating profit from ongoing operations on an annual basis by approximately $9 million, based upon operating results for the last twelve months ended September 30, 2013. P&G remains an important customer to Film Products, and we do not expect the loss of the elastic laminate volumes to impact other business or initiatives underway with P&G. The loss of this business will result in the shutdown of our film products’ manufacturing facility in Red Springs, North Carolina (“Red Springs”), a leased facility that is dedicated solely to this product line. We estimate that charges to be incurred related to the shutdown of Red Springs, which primarily consist of severance and other employee-related costs, are not expected to exceed $1 million.

We will continue to produce elastic films and laminates used in baby diapers and adult incontinence for a variety of customers worldwide, and we are well positioned to capitalize on new growth opportunities for these materials. In addition, we are executing a strategy to position our Film Products business to more aggressively leverage its full product portfolio to compete for new business with new and existing customers, expand capacity in the emerging markets, develop new products with P&G and other customers, and achieve new cost savings and production efficiencies. We anticipate that our efforts to facilitate growth and drive cost savings in Film Products will offset the loss of this business with P&G by 2015. For additional information, see “Item 1A. Risk Factors” on page 42.

As we execute on our strategy to build long-term value, we continue to focus on managing the dynamics within our control. In 2014, we expect to implement company-wide cost savings that will partially mitigate the impact of lower babycare elastic laminate volumes and continued market weakness in flexible packaging films. In addition to cost reduction efforts, we will continue to invest in projects that will facilitate profitable growth.

Aluminum Extrusions

A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Quarter Ended		Favorable/	Nine Months Ended		Favorable/
	September 30		(Unfavorable)	September 30		(Unfavorable)
(In Thousands, Except Percentages)	2013	2012	% Change	2013	2012	% Change

Sales volume (pounds)	37,016	26,458	39.9%	108,850	81,144	34.1%

Net sales	$78,499	$55,222	42.2%	$236,293	$172,525	37.0%

Operating profit from ongoing operations	$3,426	$1,846	85.6%	$12,351	$7,349	68.1%

Third Quarter Results Versus Prior Year Third Quarter

Net sales in the third quarter of 2013 increased in comparison to the third quarter of 2012, primarily due to the addition of AACOA, Inc. (“AACOA”). AACOA, which was acquired on October 1, 2012, had net sales of $22.3 million in the third quarter. Excluding the impact of our acquisition of AACOA, third-quarter net sales increased slightly in comparison to the same period in the prior year due to improved volume, partially offset by an unfavorable change in sales mix.

Operating profit from ongoing operations increased in the third quarter of 2013, primarily as a result of the addition of AACOA and cost savings associated with the shutdown of the Kentland manufacturing facility. The impact on operating profit from ongoing operations directly attributable to the acquisition of AACOA, including synergies, was approximately $1.4 million in the third quarter of 2013. The shutdown of our Kentland manufacturing facility had a net favorable impact on operating profit from ongoing operations of approximately $0.3 million in the third quarter of 2013 in comparison to the same period in the prior year. Excluding the impact of our acquisition of AACOA and the shutdown of Kentland, the favorable impact of higher volumes was offset by an unfavorable change in sales mix in the third quarter of 2013 and higher maintenance costs.

Year-To-Date Results Versus Prior Year-To-Date

Net sales in the first nine months of 2013 increased in comparison to the same period in the prior year, primarily due to the addition of AACOA. Net sales associated with AACOA were $66.2 million for the nine month period ended September 30, 2013. Excluding the impact of our acquisition of AACOA and the Kentland shutdown, volume increased by 1% in the first nine months of 2013 in comparison to the prior year. More than half of the volume that was produced at Kentland has been transferred to our remaining facilities.

Operating profit from ongoing operations increased in the first nine months of 2013, primarily as a result of the addition of AACOA and cost savings associated with the shutdown of the Kentland manufacturing facility. The impact on operating profit from ongoing operations directly attributable to the acquisition of AACOA, including synergies, was approximately $4.0 million in the first nine months of 2013. The shutdown of our Kentland manufacturing facility had a net favorable impact on operating profit from ongoing operations of approximately $2.3 million in the first nine months of 2013 in comparison to the same period in the prior year. Excluding the impact of our acquisition of AACOA and the shutdown of Kentland, higher sales volumes and improved pricing were partially offset by an unfavorable sales mix and higher production costs. Operating profit from ongoing operations was negatively impacted by higher energy costs of $0.6 million and additional maintenance costs of $0.4 million in the first nine months of 2013 compared to the first nine months of 2012. In addition, construction-related expenses of $0.5 million were incurred during the first nine months of 2013 for the new automotive press project at our manufacturing facility in Newnan, Georgia.

Capital expenditures for Bonnell Aluminum were $7.5 million in the first nine months of 2013 compared to $1.8 million in the first nine months of 2012. Capital expenditures are projected to be approximately $18 million in 2013, which includes approximately $4 million for maintenance capital expenditures and $14 million for an 18-month project that will expand capacity at our manufacturing facility in Newnan, Georgia. This additional capacity will primarily serve the automotive industry. Depreciation expense was $5.5 million in the first nine months of 2013 compared to $7.6 million in the first nine months of 2012, and is projected to be approximately $7.4 million in 2013. Higher depreciation expense in 2012 was primarily related to approximately $2.4 million in accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility. Amortization expense was $1.4 million in the first nine months of 2013, and is projected to be approximately $1.8 million in 2013.

Corporate Expenses, Interest and Taxes

Pension expense was $10.3 million in the first nine months of 2013, an unfavorable change of $4.2 million from the first nine months of 2012. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net increased in 2013 versus 2012 primarily due to the increase in pension expenses noted above, higher stock-based compensation and the timing of certain non-recurring corporate expenses. Corporate expenses, net also included an unrealized loss on our investment in the Harbinger Capital Partners Special Situations Fund, L.P. of $0.2 million in 2013 and $1.1 million in 2012.

Interest expense, which includes the amortization of debt issue costs, was $2.1 million in the first nine months of 2013 in comparison to $2.7 million in the first nine months of 2012 as a result of a decrease in the average interest rate on borrowings under our revolving credit facility.

The effective tax rate used to compute income taxes from continuing operations was 31.5% in the first nine months of 2013 compared to 27.8% in the first nine months of 2012. Income taxes from continuing operations in the first nine months of 2013 primarily reflect the benefit of current year foreign tax incentives, partially offset by the impact of differences in state tax rates. Income taxes for continuing operations in the first nine months of 2012 primarily reflect the benefit of current year foreign tax incentives, partially offset by the recognition of additional valuation allowances related to the expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years. Significant differences between the estimated effective tax rate for continuing operations and the U.S. federal statutory rate for 2013 and 2012 are provided in in the table provided in Note 12 on page 20.

Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 34.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”). We believe the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of our 2012 Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. These policies include our accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2012, there have been no changes in these policies that have had a material impact on results of operations or financial position.

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

In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. We are still assessing the applicability of this guidance in future periods.

Results of Operations

Third Quarter 2013 Compared with Third Quarter 2012

Overall, sales in the third quarter of 2013 increased by 12.3% compared with the third quarter of 2012. Net sales (sales less freight) increased 1.2% in Film Products due to higher volumes and improved product mix, partially offset by the negative impact of competitive pricing pressures. Net sales increased 42.2% in Aluminum Extrusions primarily due to the impact of the acquisition of AACOA. For more information on net sales and volume, see the executive summary beginning on page 23.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 15.3% in the third quarter of 2013 from 17.6% in the third quarter 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in third quarter of 2013 compared to the third quarter of 2012. The gross profit margin in Film Products, which does not include higher pension expenses, decreased primarily due to the negative impact of the estimated impact of the quarterly lag in the pass-through of average resin costs, competitive pricing pressures, higher production costs and operational inefficiencies in flexible packaging films, partially offset by a more favorable sales mix. Gross profit margin in Aluminum Extrusions, which does not include higher pension expenses, increased primarily due to improved pricing, the impact of the acquisition of AACOA and lower fixed costs from the shutdown of our manufacturing facility in Kentland, Indiana, partially offset by higher maintenance costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 8.6% in the third quarter of 2013, a decrease from 8.9% in the third quarter of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the timing of certain administrative expenses.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2013 shown in the segment operating profit table on page 24 include:

•	Pretax charges of $0.2 million associated with severance and other employee related costs associated with restructurings in Film Products;

•	Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Net pretax charge of $45,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2012 shown in the segment operating profit table on page 24 include:

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

Results in the third quarter of 2013 include an unrealized loss on our investment in Intelliject, Inc. (“Intelliject”) of $3.1 million ($1.9 million after taxes) compared to an unrealized gain of $2.7 million ($1.7 million after taxes) in the third quarter of 2012. An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.2 million ($0.1 million after tax) was recorded in the third quarter of 2013 as a result of a reduction in the value of our investment that is not expected to be temporary. See Note 8 for additional information on investments.

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

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. Accruals of $0.5 million ($0.5 million after taxes) and $7.1 million ($7.1 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the third quarter of 2013 and 2012, respectively. All historical results for this business have been reflected as discontinued operations.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million in the third quarters of 2013 and 2012, respectively. Interest expense was $0.7 million in the third quarter of 2013 and 2012, respectively. Average debt outstanding and interest rates were as follows:

	Three Months
	Ended September 30
(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$139.9	$94.2
Average interest rate	2.0%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a

Total debt:
Average outstanding debt balance	$139.9	$94.2
Average interest rate	2.0%	2.0%

The effective tax rate used to compute income taxes from continuing operations for the third quarter of 2013 was 28.3% compared to 24.0% in the third quarter of 2012. The change in the effective tax rate for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 12 on page 20.

First Nine Months of 2013 Compared with First Nine Months of 2012

Overall, sales in the first nine months of 2013 increased by 12.2% compared with 2012. Net sales (sales less freight) increased 2.3% in Film Products due to higher volumes and improved product mix, partially offset by the negative impact of competitive pricing pressures. Net sales increased 37.0% in Aluminum Extrusions primarily due to the impact of the acquisition of AACOA. For more information on net sales and volume, see the executive summary beginning on page 23.

Consolidated gross profit as a percentage of sales decreased to 15.3% in the first nine months of 2013 from 16.5% in 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in the first nine months of 2013 compared to the first nine months of 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in the first nine months of 2013 compared to the first nine months of 2012. The gross profit margin in Film Products, which does not include higher pension expenses, decreased primarily due to competitive pricing pressures, the negative impact of the estimated impact of the quarterly lag in the pass-through of average resin costs, higher production costs and operational inefficiencies in flexible packaging films, partially offset by a more favorable sales mix. Gross profit margin in Aluminum Extrusions, which does not include higher pension expenses, increased due to improved pricing, the impact of the acquisition of AACOA and lower fixed costs from the shutdown of our manufacturing facility in Kentland, Indiana, partially offset by higher maintenance and production costs.

As a percentage of sales, selling, general and administrative and R&D expenses were 8.7% in the first nine months of 2013, a decrease from 9.9% in the first nine months of last year. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to lower depreciation and legal expenses and the timing of certain administrative expenses.

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2013 shown in the segment operating profit table on page 24 include:

•	Net pretax charge of $0.6 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•	Pretax charges of $0.3 million associated with severance and other employee related costs associated with restructurings in Film Products;

•	Pretax charges of $0.2 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions;

•	Pretax charge of $0.2 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2012 shown in the segment operating profit table on page 24 include:

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

Results in the first nine months of 2013 and 2012 include an unrealized gain on our investment in Intelliject (included in “Other income (expense), net” in the consolidated statements of income) of $0.1 million ($0.1 million after taxes) and $9.0 million ($5.7 million after taxes), respectively. An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.2 million ($0.1 million after taxes) and $1.1 million ($0.7 million after taxes) was recorded in the first nine months of 2013 and 2012, respectively, as a result of a reduction in the value of our investment that is not expected to be temporary. See Note 8 for additional information on investments. We also recorded an unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary.

As previously noted, all historical results for Falling Springs have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. In connection with our sale of our aluminum extrusions business in Canada in February 2008, accruals of $14.0 million ($14.0 million after taxes) and $11.9 million ($11.9 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the first nine months of 2013 and 2012, respectively. As previously noted, all historical results for this business have been reflected as discontinued operations.

Income taxes include the recognition of an additional valuation allowance of $0.4 million in the first nine months of 2013 and $1.3 million for the first nine months of 2012 related to expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.3 million in the first nine months of 2013 and 2012, respectively. Interest expense was $2.1 million in the first nine months of 2013 compared to $2.7 million for the same period in 2012. Interest expense was lower in the current year as a result of a decrease in the average interest rate on borrowings under our revolving credit facility. Average debt outstanding and interest rates were as follows:

	Nine Months
	Ended September 30
(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$130.6	$107.8
Average interest rate	1.9%	2.2%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a

Total debt:
Average outstanding debt balance	$130.6	$107.8
Average interest rate	1.9%	2.2%

The effective tax rate used to compute income taxes from continuing operations was 31.5% in the first nine months of 2013 compared with 27.8% in the first nine months of 2012. Income taxes from continuing operations in the first nine months of 2013 primarily reflect the benefit of current year foreign tax incentives, partially offset by the impact of differences in state tax rates. Income taxes for continuing operations in the first nine months of 2012 primarily reflect the reflect the benefit of current year foreign tax incentives, partially offset by the recognition of additional valuation allowances related to the expected limitations on the utilization of assumed capital losses on certain investments recognized in previous years. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 12 on page 20.

Liquidity and Capital Resources

Changes in operating assets and liabilities from December 31, 2012 to September 30, 2013 are summarized below:

•	Accounts and other receivables increased $10.7 million (10.6%).

•	Accounts receivable in Film Products increased by $8.5 million due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $2.5 million due to the timing of cash receipts.

•	Other receivables at corporate decreased by $0.3 million due to the timing of payments for the purchase price adjustments associated with the divestiture of Falling Springs.

•	Inventories increased $2.1 million (2.8%).

•	Inventories in Film Products increased by approximately $4.4 million. Higher inventories can be attributed to the timing of shipments.

•	Inventories for Aluminum Extrusions decreased by approximately $2.3 million due to the timing of shipments.

•	Net property, plant and equipment increased $18.1 million (7.1%) due primarily to capital expenditures of $54.7 million, partially offset by depreciation expenses of $28.6 million and a change in the value of the U.S. Dollar relative to foreign currencies ($7.6 million decrease).

•	Accounts payable increased $5.8 million (7.1%).

•	Accounts payable in Film Products decreased $1.0 million due the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $6.8 million primarily due to the timing of aluminum purchases.

•	Accrued expenses increased by $2.4 million (5.7%) primarily due to the timing differences associated with various other accruals.

•	Net deferred income tax liabilities in excess of assets decreased by $2.5 million primarily due to non-cash adjustments to deferred taxes for items included in other comprehensive income. Income taxes recoverable decreased $2.9 million due primarily to the timing of payments.

Cash provided by operating activities was $44.9 million in the first nine months of 2013 compared with $49.6 million in the first nine months of 2012. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $53.1 million in the first nine months of 2013 compared with $22.8 million in the first nine months of 2012. Cash used in investing activities in 2013 primarily includes capital expenditures of $54.7 million.

Cash provided by financing activities was $2.1 million in the first nine months of 2013 and related to the net borrowings on our revolving credit facility of $6.0 million and the proceeds from the exercise of stock options and other financing activities of approximately $2.8 million, partially offset by the payment of regular quarterly dividends of $6.8 million (21 cents per share). Cash used in financing activities was $51.0 million in the first nine months of 2012 and related to the debt principal payments and financing costs of $46.4 million and the payment of regular quarterly dividends of $4.8 million (15 cents per share).

Further information on cash flows for the nine months ended September 30, 2013 and 2012 is provided in the consolidated statements of cash flows on page 5.

We have in place a five-year, unsecured revolving credit facility that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of September 30, 2013 were as follows:

Net Capitalization and Indebtedness as of September 30, 2013 (In Thousands)
Net capitalization:
Cash and cash equivalents	$42,604
Debt:
$350 million revolving credit agreement maturing April 23, 2017	134,000
Other debt	—

Total debt	134,000

Debt net of cash and cash equivalents	91,396
Shareholders’ equity	376,705

Net capitalization	$468,101

Indebtedness as defined in revolving credit agreement:
Total debt	$134,000
Face value of letters of credit	2,797
Other	180

Indebtedness	$136,977

The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25

At September 30, 2013, the interest rate on debt under our revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under our revolving credit agreement, borrowings are permitted up to $350 million, and approximately $179 million was available to borrow at September 30, 2013 based upon the most restrictive covenants.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement are presented below. Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent net income (loss) or cash flow from operations as defined by U.S. GAAP and should not be considered as either an alternative to net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and

Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most

Restrictive Covenants

As of and for the Twelve Months Ended September 30, 2013 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2013:
Net income	$23,018
Plus:
After-tax losses related to discontinued operations	17,367
Total income tax expense for continuing operations	19,186
Interest expense	2,990
Depreciation and amortization expense for continuing operations	44,592
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,821)	4,465
Charges related to stock option grants and awards accounted for under the fair value-based method	1,144
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(388)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(7,200)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—

Adjusted EBITDA as defined in revolving credit agreement	105,174
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(44,592)

Adjusted EBIT as defined in revolving credit agreement	$60,582

Shareholders’ equity at September 30, 2013 as defined in revolving credit agreement	$382,084
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at September 30, 2013:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.30x
Interest coverage ratio (adjusted EBIT-to-interest expense)	20.26x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$120,398
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$340,398
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x

As of September 30, 2013, we were in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on our financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

At September 30, 2013, we had cash and cash equivalents of $42.6 million, including funds held in locations outside the U.S. of $30.4 million. We accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of our intent to permanently reinvest these earnings. The cumulative amount of untaxed earnings was $33 million at September 30, 2013.

We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 34 regarding credit agreement and interest rate exposures.

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

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 on page 16 for additional information. The volatility of quarterly average aluminum prices is shown in the chart below.

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

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2013 and 2012 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30
	2013		2012
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	6%	—%
Europe	1	12	1	13
Latin America	0	12	0	14
Asia	9	4	7	4

Total	15%	28%	14%	31%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations

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

In Film Products, where we are typically able to match the currency of our sales and costs, we estimate that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit of approximately $2.1 million in the third quarter of 2013 compared with the third quarter of 2012 and $5.5 million in the first nine months of 2013 compared with the first nine months of 2012.

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

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

As disclosed in “Item 1A. Risk Factors” in our 2012 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our other risk factors since the filing of our 2012 Form 10-K, except as follows, which amends and replaces the risk factor titled “Film Products is highly dependent on sales associated with one customer, P&G” included in our 2012 Form 10-K.

Film Products is highly dependent on sales associated with one customer, P&G. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. P&G comprised approximately 31% of Tredegar’s consolidated net sales from continuing operations in 2012, 36% in 2011 and 38% in 2010. The loss or significant reduction of sales associated with P&G would have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replace our business with P&G. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

As previously noted in the executive summary beginning on page 23, P&G has informed us that we will lose certain babycare elastic laminate volumes by the middle of 2014 as it consolidates suppliers for its North American product needs. Net sales to P&G associated with these plastic films were $55 million for the last twelve months ended September 30, 2013. While we continue our efforts to expand our customer base in order to create long-term growth and profitability by (1) actively competing for new business with various customers across our full product portfolio, (2) expanding capacity in emerging markets, (3) introducing new products and/or improvements to existing applications, and (4) investigating opportunities to diversify our customer and product offerings through additional acquisitions, there is no assurance that these efforts to expand our customer base and mitigate this or any future loss of sales and profits from P&G will be successful.

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

Tredegar Corporation (Registrant)

Date:	November 4, 2013	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2013	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 4, 2013	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Controller and Assistant Treasurer (Principal Accounting Officer)