Form 10-K
period 2013-12-31
TREDEGAR CORP
filed 2014-02-28
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter): $701,242,824*
Number of shares of Common Stock outstanding as of January 31, 2014: 32,305,145 (32,267,003 as of June 30, 2013)

*
In determining this figure, an aggregate of 4,981,290 shares of Common Stock beneficially owned by John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. Effective September 2013, Common Stock beneficially owned Floyd D. Gottwald, Jr. was also included in the affiliate group. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 28, 2013.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
Index to Annual Report on Form 10-K
Year Ended December 31, 2013

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
Film Products
Tredegar Film Products Corporation and its subsidiaries (together, “Film Products”) manufacture plastic films, elastics and laminate materials primarily for personal care products and surface protection and packaging applications. These products are manufactured at facilities in the United States (“U.S.”), The Netherlands, Hungary, China, Brazil and India. In October 2011, Film Products acquired Terphane Holdings LLC (“Terphane”), further expanding our films business in Latin America and the U.S. Film Products competes in all of its markets on the basis of product innovation, quality, price and service.
Personal Care Materials. Film Products is one of the largest global suppliers of apertured, breathable, elastic and embossed films, and laminate materials for personal care markets, including:

•
Apertured film and laminate materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinence products (including materials sold under the SoftQuilt™, ComfortQuilt™, ComfortAire™, ComfortFeel™, SoftAire™ and FreshFeel™ brand names);

•
Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the ExtraFlex™, FabriFlex™, StretchTab™, FlexAire™ and FlexFeel™ brand names); and

•	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDry®, AquiDry Plus™ and AquiSoft™ brand names.
In 2013, 2012 and 2011, personal care materials accounted for approximately 36%, 38% and 45% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
Flexible Packaging Films. Film Products produces specialized polyester (“PET”) films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily sold in Latin America and the U.S. under the Terphane® and Sealphane® brand names. Major end uses include food packaging and industrial applications. Flexible packaging films accounted for approximately 14% and 16% of Tredegar’s consolidated net sales from continuing operations in 2013 and 2012, respectively. Tredegar did not offer these films until the fourth quarter of 2011, so flexible packaging films only accounted for approximately 4% of consolidated net sales from continuing operations in 2011.
Surface Protection Films. Film Products produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™ and ForceField PEARL™ brand names. These films are used in high-technology applications, most notably protecting high-value components of flat panel displays used in televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2013, 2012 and 2011, surface protection films accounted for approximately 10%, 8% and 9% of Tredegar’s consolidated net sales from continuing operations, respectively.
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
Raw Materials. The primary raw materials used by Film Products are low density, linear low density and high density polyethylene and polypropylene resins, Purified Terephthalic Acid (“PTA”) and Monoethylene Glycol (“MEG”), which are obtained from domestic and foreign suppliers at competitive prices. Beginning in 2014, in addition to purchasing PTA and MEG to produce polyester resins used in our flexible packaging films, we will be increasing our purchasing of polyester resins directly from suppliers. We believe there will be an adequate supply of these raw materials in the foreseeable future. Film Products also buys polypropylene-based nonwoven fabrics based on the resins previously noted and styrenic block copolymers, and we believe there will be an adequate supply of these raw materials in the foreseeable future.
Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $262 million in 2013, $264 million in 2012 and $280 million in 2011 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).
P&G and Tredegar have a successful long-term relationship based on cooperation, product innovation and continuous process improvement. For additional information on the relationship with P&G, see “Item 1A. Risk Factors” beginning on page 5.
Aluminum Extrusions
The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”), which is known as Bonnell Aluminum in the marketplace, produce high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, distribution, transportation, electrical, consumer durables and machinery and equipment markets. Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted and fabricated aluminum extrusions for sale directly to fabricators and distributors, and it competes primarily on the basis of product quality, service and price. Sales are made primarily in the U.S.
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

Building & construction - nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays, pre-engineered structures and bus shelters

Building & construction - residential	Shower and tub enclosures, railing and support systems, venetian blinds, swimming pools and storm shutters

Consumer durables	Office and institutional furniture, pleasure boats, serving carts and refrigerators and freezers,

Machinery & equipment	Material handling equipment, conveyors and conveying systems, industrial erector sets, hospital patient lifts and office equipment

Automotive & other transportation	Automotive and light truck structural components, spare parts, after-market automotive accessories, travel trailers and recreation vehicles

Electrical	Lighting fixtures (LED housings and heat sinks), solar panels, electronic apparatus and rigid and flexible conduits

Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theatre set structures and various standard profiles (including rod, bar, tube and pipe)
Aluminum Extrusions’ sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment (Continuing Operations) *
	2013	2012	2011
Building and construction:
Nonresidential	60%	70%	70%
Residential	7%	9%	12%
Consumer durables	12%	5%	2%
Machinery & equipment	7%	4%	2%
Transportation	6%	5%	6%
Distribution	4%	5%	6%
Electrical	4%	2%	2%
Total	100%	100%	100%

*	Includes sales volumes for AACOA subsequent to our acquisition on October 1, 2012.
In 2013, 2012 and 2011, nonresidential building and construction accounted for approximately 19%, 19% and 21% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.

Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. We believe that we have adequate long-term supply agreements for aluminum and other required raw materials and supplies in the foreseeable future.

Other
Our operations previously included an additional segment, Other, comprised of the start-up operations of Bright View and Falling Springs, LLC (“Falling Springs”). As previously noted, the operations of Bright View were incorporated into Film Products effective January 1, 2012 to better leverage efforts to produce films for new market segments. Prior year balances for Bright View have been reclassified to Film Products to conform with the current presentation.
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
General
Intellectual Property. We consider patents, licenses and trademarks to be significant to Film Products. We routinely apply for patents on significant developments in these businesses. As of December 31, 2013, Film Products held 305 issued patents (106 of which are issued in the U.S.) and 121 trademarks (12 of which are issued in the U.S.). Aluminum Extrusions held one U.S. patent and three U.S. trademark registrations. Our patents have remaining terms ranging from 1 to 20 years. We also have licenses under patents owned by third parties.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2013, 2012 and 2011 was primarily related to Film Products. As of December 31, 2013, Film Products has technical centers in Bloomfield, New York; Morrisville, North Carolina; Richmond, Virginia; and Terre Haute, Indiana. R&D spending was approximately $12.7 million in 2013, $13.2 million in 2012 and $13.2 million in 2011.
Backlog. Backlogs are not material to our operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2013 increased by approximately 6% compared with December 31, 2012. Volume for Aluminum Extrusions, which we believe is cyclical in nature, was 143.7 million pounds in 2013, 114.8 million pounds in 2012 and 108.0 million pounds in 2011.
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
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Additional regulations are anticipated. Several of our manufacturing operations result in emissions or GHG and are subject to the current GHG regulations. Our compliance with these regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but we do not anticipate compliance to have a material adverse effect on our financial condition or results of operations based on information currently available.
Tredegar is also subject to the governmental regulations in the countries where we conduct business.
At December 31, 2013, we believe that we were in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where we conduct business. Environmental standards tend to become more stringent over time. In order to maintain substantial compliance with such standards, we may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities. Furthermore, our failure to comply with current or future laws and regulations could subject us to substantial penalties, fines, costs and expenses.
Employees. Tredegar employed approximately 2,700 people at December 31, 2013.

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
There are a number of risks and uncertainties that could have a material adverse effect on the operating results of our businesses and our consolidated financial condition and liquidity. The following risk factors should be considered, in addition to the other information included in this Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”), when evaluating Tredegar and our businesses:
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

•
Tredegar and its customers operate in highly competitive markets. Tredegar and its businesses compete on product innovation, quality, price and service, and our businesses and their customers operate in highly competitive markets. Global market conditions continue to exacerbate our exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. We attempt to mitigate the effects of this trend through the introduction of new products, cost saving measures and manufacturing efficiency initiatives, but these efforts may not be sufficient to offset the impact of margin compression as a result of competitive pressure.

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

•
Our noncompliance with any of the covenants in our $350 million credit facility could result in all debt under the agreement outstanding at such time becoming due and limiting our borrowing capacity, which could have a material adverse effect on our financial condition and liquidity. The credit agreement governing our revolving credit facility contains restrictions and financial covenants that could restrict our operational and financial flexibility. Our failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on our financial condition and liquidity. Renegotiation of the covenant(s) through an amendment to our revolving credit facility may effectively cure the noncompliance, but may have a negative effect on our consolidated financial condition or liquidity depending upon how the amended covenant is renegotiated.

•
Our failure to continue to attract, develop and retain certain key officers or employees could adversely affect our businesses. We depend on our senior executive officers and other key personnel to run our businesses. The loss of any of these officers or other key personnel could have a material adverse effect on our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate highly skilled employees required for the operation and expansion of our businesses could hinder our ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

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

•
Tredegar is subject to various environmental laws and regulations and could become exposed to material liabilities and costs associated with such laws. We are subject to various environmental obligations and could become subject to additional obligations in the future. In the case of known potential liabilities, it is management’s judgment that the resolution of ongoing and/or pending environmental remediation obligations is not expected to have a material adverse effect on our consolidated financial condition or liquidity. In any given period(s), however, it is possible such obligations or matters could have a material adverse effect on the results of operations. Changes in environmental laws and regulations, or their application, including, but not limited to, those relating to global climate change, could subject us to significant additional capital expenditures and operating expenses. Moreover, future developments in federal, state, local and international environmental laws and regulations are difficult to predict. Environmental laws have become and are expected to continue to become increasingly strict. As a result, we will be subject to new environmental laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for us to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

•
Tredegar could be required to make additional cash contributions to its defined benefit (pension) plan. We sponsor a pension plan that covers certain hourly and salaried employees in the U.S. Recent economic trends have resulted in a significant reduction in interest rates and plan asset investment returns. Cash contribution requirements for the pension plan are sensitive to changes in these market factors. We expect that we will be required to make a cash contribution of approximately $0.2 million to our underfunded pension plan in 2014, and we may be required to make additional cash contributions in future periods if current trends in interest rates continue, volatility in investment returns on plan assets persist or if our plan asset investment returns lag market performance.

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

•
Our investments (primarily $7.5 million of investments in kaléo and a $2.8 million net investment in Harbinger) have high risk. The value of our investment in a specialty pharmaceutical company, kaleo, Inc. (“kaléo”), which was formerly known as Intelliject, Inc., can fluctuate, primarily as a result of kaléo's ability to meet its developmental and commercialization milestones within an anticipated time frame. Commercial sales of kaléo's first licensed product commenced in the first quarter of 2013. As kaléo continues to invest in its product pipeline, it may require additional rounds of financing to have the opportunity to complete product pipeline development and bring its technology to market, which may never occur. The estimated fair value of our investment was $37.1 million at December 31, 2013.

Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) is a private investment fund, and an investment in the fund involves risk and is subject to limitations on withdrawal. The amount of future installments of withdrawal proceeds is uncertain, and the timing of such payments is not known.
There is no secondary market for selling our interests in either investment. As a result, we may be required to bear the risk of our investment in kaléo and the Harbinger Fund for an indefinite period of time.
Film Products

•
Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 28% of Tredegar’s consolidated net sales from continuing operations in 2013, 31% in 2012 and 36% in 2011. The loss or significant reduction of sales associated with P&G could have a material adverse effect on our business. Other P&G-related factors that could adversely affect our business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing our materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by us and (iv) P&G rolling out products utilizing technologies developed by others that replace our business with P&G. While we have undertaken efforts to expand our customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

P&G has informed us that we will lose certain babycare elastic laminate volumes by the middle of 2014 as it consolidates suppliers for its North American product needs. Net sales to P&G associated with these plastic films were $51 million in 2013, or approximately 19% of our net sales to P&G. While we continue our efforts to expand our customer base in order to create long-term growth and profitability by (1) actively competing for new business with various customers across our full product portfolio, (2) expanding capacity in emerging markets, (3) introducing new products and/or improvements to existing applications, and (4) investigating opportunities to diversify our customer and product offerings through additional acquisitions, there is no assurance that these efforts to expand our customer base and mitigate this or any future loss of sales and profits from P&G will be successful.

•
Growth of Film Products depends on our ability to develop and deliver new products at competitive prices. Personal care materials, surface protection films and polyethylene overwrap and polypropylene films are now being made with a variety of new materials and the overall cycle for new product introduction has accelerated. While we have substantial technological resources, there can be no assurance that our new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from our technologies, our inability to develop and deliver new profitable products, or delayed acceptance of our new products in domestic or foreign markets, could have a material adverse effect on our business, results of operations and cash flows. In the long term, growth will depend on our ability to provide innovative products at a price that meets our customers’ needs.

•
Failure of our customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact our sales and operating margins. Our products serve as components for various consumer products sold worldwide. Our customers’ ability to successfully develop, manufacture and market their products is integral to our success. In addition, many of our customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions. Downturns in the businesses that use our products can adversely affect our sales and operating margins.

•
Continued growth in Film Products’ sale of protective film products is not assured. A shift in our customers’ preference to new or different products or new technology that displaces the need for protective films that currently utilize our surface protection applications could have a material adverse effect on our sales of protective films. Surface protection films accounted for approximately 10%, 8% and 9% of Tredegar’s consolidated net sales from continuing operations in 2013, 2012 and 2011, respectively. Unanticipated changes in the demand for our customers’ products, a decline in the rate of growth for flat panel displays or improvements in the durability of flat panel displays could have a material adverse effect on protective film sales.

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

•
Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could have a material adverse impact on Film Products. Film Products operates in an industry where our significant customers and competitors have substantial intellectual property portfolios. The continued success of this business depends on our ability not only to protect our own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. Intellectual property litigation is very costly and could result in substantial expense and diversions of our resources, both of which could adversely affect our businesses and financial condition and results. In addition, there may be no effective legal recourse against infringement of our intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a material adverse effect on the financial condition and results of operations in Film Products.

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

•
An unstable economic environment could have a disruptive impact on our supply chain. Certain raw materials used in manufacturing our products are sourced from single suppliers, and we may not be able to quickly or inexpensively re-source from other suppliers.  The risk of damage or disruption to our supply chain has been exacerbated as different suppliers have consolidated their product portfolios or experienced financial distress. Failure to take adequate steps to effectively manage such events, which are intensified when a product is procured from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

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

•
The markets for our products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,500 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 3% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, we believe the industry generally tracks the real growth of the overall economy. Future success and prospects depend on our ability to retain existing customers and participate in overall industry cross-cycle growth.
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
General
Most of the improved real property and the other assets used in our operations are owned, and none of the owned property is subject to an encumbrance that is material to our consolidated operations. We consider the manufacturing facilities, warehouses and other properties and assets owned or leased by us to be in generally good condition. Capacity utilization at our various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. We believe that our manufacturing facilities have sufficient capacity to meet our current production requirements. Our corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.
Our principal plants and facilities are listed below:
Film Products

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York (technical center and production facility)
Lake Zurich, Illinois
Morrisville, North Carolina (technical center and production facility) (leased)
Pottsville, Pennsylvania
Red Springs, North Carolina (leased) (to be closed in 2014)
Richmond, Virginia (technical center) (leased)
Terre Haute, Indiana (technical center and production facility)
	Cabo de Santo Agostinho, Brazil Guangzhou, China Kerkrade, The Netherlands Pune, India Rétság, Hungary São Paulo, Brazil Shanghai, China	Production of plastic films and laminate materials
Aluminum Extrusions

Locations in the U.S.	Principal Operations
Carthage, Tennessee Elkhart, Indiana Newnan, Georgia Niles, Michigan	Production of aluminum extrusions, fabrication and finishing

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of Common Stock and Shareholder Data
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. We have no preferred stock outstanding. There were 32,305,145 shares of common stock held by 1,962 shareholders of record on December 31, 2013.
The following table shows the reported high and low closing prices of our common stock by quarter for the past two years.

	2013		2012
	High	Low	High	Low
First quarter	$30.70	$21.06	$26.29	$19.13
Second quarter	30.16	24.23	20.51	13.49
Third quarter	30.73	22.22	18.95	13.50
Fourth quarter	29.74	23.86	20.42	16.54
The closing price of our common stock on February 21, 2014 was $23.62.
Dividend Information
We have paid a dividend every quarter since becoming a public company in July 1989. We paid a quarterly dividend of 7 cents per share in 2013. We paid quarterly dividends of 4 1/2 cents per share in the first two quarters of 2012 and 6 cents per share in the final two quarters of 2012. We also paid a one-time dividend of 75 cents per share to all shareholders in December 2012. We paid a quarterly dividend of 4 1/2 cents per share in 2011.
All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in our revolving credit agreement and other such considerations as the Board deems relevant. See Note 11 beginning on page 63 for the restrictions contained in our revolving credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.
Issuer Purchases of Equity Securities
On January 7, 2008, we announced that our Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of Tredegar’s outstanding common stock. The authorization has no time limit. We did not repurchase any shares in the open market or otherwise in 2013, 2012 or 2011 under this standing authorization.
We received 209,576 shares in 2012 at a price of $17.70 per share as consideration from Arc Ventures, LC in connection with our divestiture of Falling Springs. Shares received from the sale of Falling Springs do not represent shares repurchased under the current approved program.
Comparative Tredegar Common Stock Performance
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2013. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

Inquiries
Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to Computershare Investor Services, the transfer agent and registrar for our common stock:
Computershare Investor Services
P.O. Box 30170
College Station, TX 77842-3170
Phone: 800-622-6757
www.computershare.com/investor/Contact
All other inquiries should be directed to:
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

Item 6.	SELECTED FINANCIAL DATA
The tables that follow on pages 12-17 present certain selected financial and segment information for the five years ended December 31, 2013.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2013		2012		2011		2010		2009
(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$959,346		$882,188		$794,420		$738,200		$648,613
Other income (expense), net	1,776	(c)	18,119	(d)	3,213	(e)	(1,182)	(f)	8,464	(g)
	961,122		900,307		797,633		737,018		657,077
Cost of goods sold	784,675	(c)	712,660	(d)	654,087	(e)	594,987	(f)	516,933	(g)
Freight	28,625		24,846		18,488		17,812		16,085
Selling, general & administrative expenses	71,195	(c)	73,717	(d)	67,808	(e)	67,729		60,481
Research and development expenses	12,669		13,162		13,219		13,625		11,856
Amortization of intangibles	6,744		5,806		1,399		466		120
Interest expense	2,870		3,590		1,926		1,136		783
Asset impairments and costs associated with exit and disposal activities	1,412	(c)	5,022	(d)	1,917	(e)	773	(f)	2,950	(g)
Goodwill impairment charge	—		—		—		—		30,559	(b)
	908,190		838,803		758,844		696,528		639,767
Income from continuing operations before income taxes	52,932		61,504		38,789		40,490		17,310
Income taxes	16,995	(c)	18,319	(d)	10,244	(e)	13,649	(f)	18,663	(g)
Income (loss) from continuing operations (a)	35,937		43,185		28,545		26,841		(1,353)
Discontinued operations, net of tax (a)	(13,990)	(a)	(14,934)	(a)	(3,690)	(a)	186	(a)	—
Net income (loss)	$21,947		$28,251		$24,855		$27,027		$(1,353)
Diluted earnings (loss) per share (a):
Continuing operations	$1.10		$1.34		$0.89		$0.82		$(0.04)
Discontinued operations	(0.43)	(a)	(0.46)	(a)	(0.12)	(a)	0.01	(a)	—
Net income (loss)	$0.67		$0.88		$0.77		$0.83		$(0.04)
Refer to notes to financial tables on page 17.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2013	2012		2011	2010	2009
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$12.46	$11.61		$12.38	$13.10	$12.66
Cash dividends declared per share	0.28	0.96	(k)	0.18	0.16	0.16
Weighted average common shares outstanding during the period	32,172	32,032		31,932	32,292	33,861
Shares used to compute diluted earnings (loss) per share during the period	32,599	32,193		32,213	32,572	33,861
Shares outstanding at end of period	32,305	32,069		32,057	31,883	33,888
Closing market price per share:
High	$30.73	$26.29		$23.00	$20.19	$18.68
Low	21.06	13.49		13.92	14.93	12.79
End of year	28.81	$20.42		22.22	19.38	15.82
Total return to shareholders (h)	42.5%	(3.8)%		15.6%	23.5%	(12.1)%
Financial Position:
Total assets	$793,008	$783,165		$780,610	$580,342	$596,279
Cash and cash equivalents	52,617	48,822		68,939	73,191	90,663
Debt	139,000	128,000		125,000	450	1,163
Shareholders’ equity (net book value)	402,664	372,252		396,907	417,546	429,072
Equity market capitalization (i)	930,711	654,857		712,307	617,893	536,108
Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (j)
	2013	2012	2011	2010	2009
(In Thousands)
Film Products	$621,239	$611,877	$535,540	$520,749	$455,007
Aluminum Extrusions	309,482	245,465	240,392	199,639	177,521
Total net sales	930,721	857,342	775,932	720,388	632,528
Add back freight	28,625	24,846	18,488	17,812	16,085
Sales as shown in Consolidated Statements of Income	$959,346	$882,188	$794,420	$738,200	$648,613

Identifiable Assets
	2013	2012	2011	2010	2009
(In Thousands)
Film Products	$556,873	$551,842	$574,571	$368,853	$371,639
Aluminum Extrusions	134,928	129,279	78,661	81,731	82,429
AFBS (formerly Therics)	—	—	—	583	1,147
Subtotal	691,801	681,121	653,232	451,167	455,215
General corporate	48,590	53,222	40,917	41,833	50,401
Cash and cash equivalents	52,617	48,822	68,939	73,191	90,663
Identifiable assets from continuing operations	793,008	783,165	763,088	566,191	596,279
Discontinued operations (a):	—	—	17,522	14,151	—
Total	$793,008	$783,165	$780,610	$580,342	$596,279
Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
	2013		2012		2011		2010		2009
(In Thousands)

Film Products:
Ongoing operations	$70,966		$69,950		$59,493		$66,718		$64,379
Plant shutdowns, asset impairments, restructurings and other	(671)	(c)	(109)	(d)	(6,807)	(e)	(758)	(f)	(1,846)	(g)
Aluminum Extrusions:
Ongoing operations	18,291		9,037		3,457		(4,154)		(6,494)
Plant shutdowns, asset impairments, restructurings and other	(2,748)	(c)	(5,427)	(d)	58	(e)	493	(f)	(639)	(g)
Goodwill impairment charge	—		—		—		—		(30,559)	(b)
AFBS (formerly Therics):
Gain on sale of investments in Theken Spine and Therics, LLC	—		—		—		—		1,968	(g)
Total	85,838		73,451		56,201		62,299		26,809
Interest income	594		418		1,023		709		806
Interest expense	2,870		3,590		1,926		1,136		783
Gain on sale of corporate assets	—		—		—		—		404
Gain (loss) on investment accounted for under the fair value method	3,400	(c)	16,100	(d)	1,600	(e)	(2,200)	(f)	5,100	(g)
Unrealized loss on investment property	1,018	(c)	—		—		—		—
Stock option-based compensation costs	1,155		1,432		1,940		2,064		1,692
Corporate expenses, net	31,857	(c)	23,443	(d)	16,169	(e)	17,118		13,334	(g)
Income from continuing operations before income taxes	52,932		61,504		38,789		40,490		17,310
Income taxes	16,995	(c)	18,319	(d)	10,244	(e)	13,649	(f)	18,663	(g)
Income (loss) from continuing operations	35,937		43,185		28,545		26,841		(1,353)
Income (loss) from discontinued operations, net of tax (a)	(13,990)	(a)	(14,934)	(a)	(3,690)	(a)	186		—	(a)
Net income (loss)	$21,947		$28,251		$24,855		$27,027		$(1,353)
Refer to notes to financial tables on page 17.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
	2013	2012	2011	2010	2009
(In Thousands)
Film Products	$35,332	$39,202	$36,315	$34,448	$32,360
Aluminum Extrusions	9,202	9,984	8,333	9,054	7,566
Subtotal	44,534	49,186	44,648	43,502	39,926
General corporate	121	73	75	74	71
Total continuing operations	44,655	49,259	44,723	43,576	39,997
Discontinued operations (a):	—	10	12	12	—
Total	$44,655	$49,269	$44,735	$43,588	$39,997

Capital Expenditures
	2013	2012	2011	2010	2009
(In Thousands)
Film Products	$64,867	$30,484	$13,107	$15,839	$11,487
Aluminum Extrusions	14,742	2,332	2,697	4,339	22,530
Subtotal	79,609	32,816	15,804	20,178	34,017
General corporate	52	436	76	236	125
Capital expenditures for continuing operations	79,661	33,252	15,880	20,414	34,142
Discontinued operations (a):	—	—	—	4	—
Total capital expenditures	$79,661	$33,252	$15,880	20,418	34,142
Refer to notes to financial tables on page 17.

NOTES TO FINANCIAL TABLES

(a)
On November 20, 2012, we sold our membership interests in Falling Springs. All historical results for this business have been reflected in discontinued operations. In 2012, discontinued operations also includes an after-tax loss of $2.0 million from the sale of Falling Springs in addition to operating results through the closing date. On February 12, 2008, we sold our aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2013, 2012 and 2011, discontinued operations include after-tax charges of $(14.0) million, $(13.4) million and $(4.4) million respectively, to accrue for indemnifications under the purchase agreement related to environmental matters.

(b)
A goodwill impairment charge of $30.6 million ($30.6 million after taxes) was recognized in Aluminum Extrusions upon completion of an impairment analysis performed as of March 31, 2009. The non-cash charge resulted from the estimated adverse impact on the business unit’s fair value of possible future losses and the uncertainty of the amount and timing of an economic recovery.

(c)
Plant shutdowns, asset impairments, restructurings and other for 2013 include a charge of $1.7 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statement of income); charges of $0.6 million associated with the shutdown of our aluminum extrusions manufacturing facility in Kentland, Indiana; charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment charges of $0.2 million; charges of $0.4 million for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($0.3 million) and Film Products ($0.1 million); charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and a loss of $0.1 million related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income). The unrealized gain on our investment in kaléo of $3.4 million, the unrealized loss on our investment in Harbinger of $0.4 million and the unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million in 2013 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2013 include the recognition of an additional valuation allowance of $0.4 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(d)
Plant shutdowns, asset impairments, restructurings and other for 2012 include a net charge of $3.6 million associated with the shutdown of our aluminum extrusions manufacturing facility in Kentland, Indiana, which included accelerated depreciation for property and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statement of income), severance and other employee-related costs of $1.2 million and other shutdown-related charges of $2.3 million, partially offset by adjustments to inventories accounted for under the last-in, first-out method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains of $0.8 million (included in “Other income (expense), net” in the consolidated statements of income); a gain of $1.3 million in Film Products (included in “Other income (expense), net” in the consolidated statements of income) associated with an insurance recovery on idle equipment that was destroyed in a fire at an outside warehouse; charges of $1.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $1.1 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; gain of $1.1 million (included in “Other income (expense), net” in the consolidated statements of income) on the sale of a previously shutdown film products manufacturing facility in LaGrange, Georgia; losses of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; charges of $0.5 million for severance and other employee-related costs in connection with restructurings in Film Products ($0.3 million) and Aluminum Extrusions ($0.2 million); charges of $0.2 million for asset impairments in Film Products; charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $0.1 million associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA; and a charge of $0.1 million (included in “Costs of goods sold” in the consolidated statements of income) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in "Cost of goods sold" in the consolidated statement of income). The unrealized gain on our investment in kaléo of $16.1 million and the unrealized loss on our investment in Harbinger of $1.1 million in 2012 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2012 include the recognition of an additional valuation allowance of $1.3 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(e)
Plant shutdowns, asset impairments, restructurings and other for 2011 include charges of $4.8 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; charges of $1.4 million for asset impairments in Films Products; a gain of $1.0 million on the disposition of our film products business in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrecognized foreign currency translation gains of $4.3 million that were associated with the business; charges of $0.7 million associated with purchase accounting adjustments made to the value of inventory sold by Films Products after its purchase of Terphane (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.5 million for severance and other employee related costs in connection with restructurings in Film Products; charges of $0.4 million for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; and gains of $0.1 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income). The unrealized gain on our investment in kaléo of $1.6 million and the unrealized loss on our investment in Harbinger of $0.6 million in 2011 are included in “Other income (expense), net” in the consolidated statements of income.

(f)
Plant shutdowns, asset impairments, restructurings and other for 2010 include gains of $0.9 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); asset impairment charges of $0.6 million related to Films Products; a charge of $0.4 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.2 million for severance and other employee-related costs in connection with restructurings in Film Products; a gain of $0.1 million on the sale of previously impaired equipment (included in “Other income (loss), net” in the consolidated statements of income) at the film products manufacturing facility in Pottsville, Pennsylvania; and losses of $0.1 million on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia. The unrealized loss on our investment in kaléo of $2.2 million in 2010 is included in “Other income (expense), net” in the consolidated statements of income. Income taxes in 2010 include the recognition of an additional valuation allowance of $0.2 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(g)
Plant shutdowns, asset impairments, restructurings and other for 2009 include a charge of $2.1 million for severance and other employee related costs in connection with restructurings for Film Products ($1.3 million), Aluminum Extrusions ($0.4 million) and corporate headquarters ($0.4 million, included in “Corporate expenses, net” in the operating profit by segment table); an asset impairment charge of $1.0 million in Films Products; losses of $1.0 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); a gain of $0.6 million related to the sale of land at our aluminum extrusions facility in Newnan, Georgia (included in “Other income (expense), net” in the consolidated statements of income); a gain of $0.3 million on the sale of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia; a gain of $0.2 million on the sale of a previously shutdown aluminum extrusions manufacturing facility in El Campo, Texas (included in “Other income (expense), net” in the consolidated statements of income); a gain of $0.1 million related to the reversal to income of certain inventory impairment accruals in Film Products; and a net charge of $0.1 million (included in “Costs of goods sold” in the consolidated statements of income) related to adjustments of future environmental costs expected to be incurred by Aluminum Extrusions. The gain from the write-up of an investment accounted for under the fair value method of $5.1 million in 2009 is included in “Other income (expense), net” in the consolidated statements of income. The gain on sale of investments in Theken Spine and Therics, LLC, which is also included in “Other income (expense), net” in the consolidated statements of income, includes the receipt of a contractual earn-out payment of $1.8 million and a post-closing contractual adjustment of $0.2 million. AFBS Inc. (formerly Therics, Inc.) received these investments in 2005, when substantially all of the assets of AFBS, Inc., a wholly-owned subsidiary of Tredegar, were sold or assigned to a newly created limited liability company, Therics, LLC, controlled and managed by an individual not affiliated with Tredegar. Income taxes in 2009 include the recognition of an additional valuation allowance of $2.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

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

(k)
In addition to quarterly dividends of 4 1/2 cents per share in the first and second quarters and 6 cents per share in the third and fourth quarters of 2012, there was a special one-time dividend of 75 cents per share paid to shareholders in December 2012.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking and Cautionary Statements
Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When we use the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, we do so to identify forward-looking statements. Such statements are based on our then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations, refer to the reports that we file with or provide to the SEC from time-to-time, including the risks and important factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.
Executive Summary
General
Tredegar is a manufacturer of plastic films and aluminum extrusions. Descriptions of all of our businesses are provided on pages 1-9.
Sales from continuing operations were $959.3 million in 2013 compared to $882.2 million in 2012. Income from continuing operations was $35.9 million ($1.10 per diluted share) in 2013, compared with $43.2 million ($1.34 per diluted share) in 2012. Losses associated with plant shutdowns, assets impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in results of continuing operations beginning on page 23. The business segment review begins on page 35.
Film Products
A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2013	2012	% Change
Sales volume (pounds)	270,463	270,265	0.1%
Net sales	$621,239	$611,877	1.5%
Operating profit from ongoing operations	$70,966	$69,950	1.5%
Net sales for 2013 increased in comparison to 2012, primarily due to higher volumes, improved product mix and a favorable change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by the negative impact of lower average selling prices. Higher sales volumes and improved product mix in Film Products had a favorable impact of approximately $14.5 million in 2013 compared to 2012. Higher volumes in surface protection films and personal care materials were partially offset by lower volumes in flexible packaging films, polyethylene overwrap films and films for other markets. The estimated change in average selling prices, net of cost pass-throughs, had an unfavorable impact on net sales of $6.6 million. Average selling prices decreased primarily due to competitive pressures in flexible packaging and polyethylene overwrap films, partially offset by the favorable impact of the contractual pass-through of certain costs, such as higher average resin prices. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on net sales of approximately $1.7 million in 2013 compared to 2012.
Operating profit from ongoing operations in 2013 increased in comparison to 2012. Higher sales volumes and a more favorable product mix in surface protection films and personal care materials, partially offset by the negative impact from lower volumes in flexible packaging films, had a favorable impact of approximately $10.3 million in 2013 compared to 2012. Price reductions that were not fully offset by related productivity gains had an estimated unfavorable impact of $10.0 million. Pricing pressures were primarily driven by global supply and demand dynamics in flexible packaging films. Higher production costs and operational inefficiencies further reduced current year operating profit from ongoing operations by approximately $7.1 million. Increased production expenditures were primarily associated with flexible packaging films due to its spending to increase productivity on an existing production line, inflation and staffing for our new production line to expand capacity in Brazil. Selling, general and administrative expenses decreased by approximately $2.3 million in 2013, primarily as a result of lower depreciation and the timing of legal expenses.
The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $7.0 million in 2013 compared to 2012. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $2.1 million in 2013 compared to a negative $0.5 million in 2012. The net impact on operating profit from ongoing operations for adjustments related to inventories accounted for under LIFO was a negative $0.3 million in 2013 compared to 2012.

P&G has informed us that we will lose certain babycare elastic laminate volumes due to P&G’s plans to consolidate suppliers for its North American product needs. Net sales for this domestic product line were $50.9 million in 2013, and we expect that sales volumes for the elastic laminates sold to P&G will be fully eliminated by the middle of 2014. The total impact of the loss of this business with P&G on operating results will not be fully realized until 2015, and when realized, it is expected to negatively impact operating profit from ongoing operations on an annual basis by approximately $9 million, based upon operating results for the last twelve months ended. P&G remains an important customer to Film Products, and we do not expect the loss of the elastic laminate volumes to impact other business or initiatives underway with P&G. The loss of this business will result in the shutdown of our film products’ manufacturing facility in Red Springs, North Carolina, a leased facility that is dedicated solely to this product line. We estimate that charges to be incurred related to the shutdown of our Red Springs manufacturing facility, which primarily consist of severance and other employee-related costs, will be approximately $1.3 million.

We will continue to produce elastic films and laminates used in baby diapers and adult incontinence for a variety of customers worldwide, and we are well positioned to capitalize on new growth opportunities for these materials. In addition, we are executing a strategy to position our Film Products business to more aggressively leverage its full product portfolio to compete for new business with new and existing customers, expand capacity in the emerging markets, develop new products with P&G and other customers, and achieve new cost savings and production efficiencies. We anticipate that our efforts to facilitate growth and drive cost savings in Film Products will offset the loss of this business with P&G by 2015. For additional information, see “Item 1A. Risk Factors” beginning on page 5.

As we execute on our strategy to build long-term value, we continue to focus on managing the dynamics within our control. In 2014, we expect to implement company-wide cost savings that will partially mitigate the impact of lower babycare elastic laminate volumes and continued market weakness in flexible packaging films. In addition to cost reduction efforts, we expect to continue to invest in projects that will facilitate profitable growth.
Capital expenditures in Film Products were $64.9 million in 2013 compared to $30.5 million in 2012, which included approximately $41.0 million in capital expenditures for a project that will expand our capacity at the manufacturing facility in Cabo de Santo Agostinho, Brazil. The additional capacity from the project is expected to be available by the end of the second quarter of 2014, and it will primarily serve flexible packaging films customers in Latin America. Film Products currently estimates that capital expenditures will be approximately $50 million in 2014, which includes approximately $15 million for routine capital expenditures required to support operations. Depreciation expense was $30.4 million in 2013 and $33.9 million in 2012, and is projected to be approximately $31 million in 2014. Amortization expense was $4.9 million in 2013 and $5.3 million in 2012, and is projected to be approximately $4.0 million in 2014.
Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2013	2012	% Change
Sales volume (pounds)	143,684	114,845	25.1%
Net sales	$309,482	$245,465	26.1%
Operating profit from ongoing operations	$18,291	$9,037	102.4%

Net sales in 2013 increased versus 2012 primarily due to the addition of AACOA, Inc. (“AACOA”), which was acquired on October 1, 2012. Net sales associated with AACOA were $88.1 million in 2013 compared to $19.5 million subsequent to the acquisition in 2012. Excluding the impact of our acquisition of AACOA and the shutdown of our manufacturing facility in Kentland, Indiana, volume was relatively flat in 2013. More than half of the volume that was produced at our Kentland manufacturing facility has been transferred to our remaining facilities.
Operating profit from ongoing operations increased in 2013 versus 2012, primarily as a result of the addition of AACOA and cost savings associated with the 2012 shutdown of our Kentland manufacturing facility. The impact on operating profit from ongoing operations directly attributable to the acquisition of AACOA, including synergies, was approximately $4.8 million in 2013. Aluminum Extrusions closed its manufacturing facility in Kentland, Indiana in August 2012. The plant, whose core market was residential construction, previously employed 146 people. Charges associated with the Kentland shutdown were $0.6 million in 2013, which were primarily comprised of environmental assessments, estimated remediation costs and other miscellaneous plant shutdown charges. Estimated cash expenditures for shutdown-related activities that are expected to be recognized in 2014 are approximately $0.2 million. The shutdown of our Kentland manufacturing facility had a favorable impact on operating profit from ongoing operations of approximately $2.3 million in 2013 compared to 2012 and $2.5 million in 2012 compared to 2011. The combined estimated favorable impact on segment operating profit from ongoing operations from the closure of Kentland is consistent with previously disclosed full year estimates of approximately $4-5 million.
In addition to the favorable impact of the addition of AACOA and cost savings associated with the 2012 shutdown of our Kentland manufacturing facility, lower supplies and maintenance-related expenditures in 2013, which had a favorable impact on operating profit from ongoing operations of approximately $0.7 million, were offset by construction-related expenses associated with the new automotive press project at our manufacturing facility in Newnan, Georgia of $0.6 million. The remaining increase in operating profit from ongoing operations can be attributed to favorable pricing on value-added services, partially offset by an unfavorable sales mix and higher production costs.
Capital expenditures for Bonnell Aluminum were $14.7 million in 2013 compared with $2.3 million in 2012. Current year capital expenditures include approximately $11.5 million in capital expenditures for a previously announced project that will expand the capacity at our manufacturing facility in Newnan, Georgia. This additional capacity will serve the automotive industry. Capital expenditures are projected to be approximately $10 million in 2014, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $7.4 million in 2013 compared with $9.5 million in 2012, and is projected to be approximately $9 million in 2014. Higher depreciation expense in 2012 is primarily related to approximately $2.4 million in accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility. Amortization expense was $1.8 million in 2013 and $0.5 million in 2012, and is projected to be approximately $1.6 million in 2014.
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
On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary of Tredegar, sold its membership interests in Falling Springs to Arc Ventures, LC for cash and stock proceeds totaling $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of our Board of Directors. The purchase price paid to Tredegar was comprised of cash of $12.8 million and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC. The corresponding loss on sale of $3.1 million, which includes transaction-related expenses of $0.5 million, and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented.
Corporate Expenses, Interest and Income Taxes
Pension expense was $13.7 million in 2013, an unfavorable change of $5.6 million from pension expense recognized in 2012. Most of the change is reflected in “Corporate expenses, net” in the segment operating profit table presented on page 15. We contributed approximately $5.2 million to our pension plans in 2013. Minimum required contributions to our pension plans in 2014 are expected to be $0.2 million. Pension expense is estimated to be $7.5 million in 2014. Corporate expenses, net increased in 2013 in comparison to 2012 primarily due to the increase in pension expenses noted above and the timing of certain non-recurring corporate expenditures. In 2013, corporate expenses, net included $1.4 million in additional expenses related to responding to a Schedule 13D filed with the SEC by certain shareholders. Corporate expenses, net also included an unrealized loss on our investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.4 million in 2013 and $1.1 million in 2012.
Interest expense, which includes the amortization of debt issue costs, was $2.9 million in 2013 in comparison to $3.6 million in 2012 as a result of decrease in the average interest rate on borrowings under our revolving credit facility.
The effective income tax rate from continuing operations was 32.1% in 2013 compared with 29.8% in 2012. The effective tax rate used to compute income taxes from continuing operations increased in 2013 compared to 2012 due to a reduction in the benefit from foreign tax incentives. Significant differences between the effective tax rate for continuing operations and the U.S. federal statutory rate for 2013 and 2012 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 72.
Our net debt balance (total debt of $139.0 million in excess of cash and cash equivalents of $52.6 million) at December 31, 2013 was $86.4 million, compared to a net debt balance (total debt of $128.0 million in excess of cash and cash equivalents of $48.8 million) at December 31, 2012 of $79.2 million. Net debt, a financial measure that is not calculated or presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), is not intended to represent debt as defined by U.S. GAAP, but is utilized by management in evaluating financial leverage and equity valuation. We believe that investors also may find net debt helpful for the same purposes. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 27.
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
We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our reporting units in Film Products include, but are not limited to, Polyethylene and Polypropylene Films and PET Films. As of December 31, 2013, each of the previously identified reporting units in Film Products was carrying a goodwill balance. We have two reporting units in Aluminum Extrusions, AACOA and Bonnell. All goodwill in Aluminum Extrusions is associated with the AACOA reporting unit.
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
Based upon assessments performed as to the recoverability of long-lived identifiable assets, we recorded asset impairment losses for continuing operations of $1.0 million in 2012 and $1.4 million in 2011 (none in 2013).
Investment Accounted for Under the Fair Value Method
In August 2007 and December 2008, we made an aggregate investment of $7.5 million in kaléo (formerly Intelliject, Inc.), a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of our initial investment, we elected the fair value option over the equity method of accounting since our investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2013, our ownership interest was approximately 20% on a fully diluted basis.
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
At December 31, 2013 and 2012, the fair value of our investment (the carrying value included in “Other assets and deferred charges” in our consolidated balance sheet) was $37.1 million and $33.7 million, respectively. The fair market valuation of our interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2013, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in kaléo by approximately $5 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $5 million. Any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.
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
The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, our liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 4.99% at the end of 2013, 4.21% at the end of 2012 and 4.95% at the end of 2011, with changes between periods due to changes in market interest rates. Based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two of our U.S. manufacturing facilities, the plan will no longer accrue benefits associated with crediting employees for service, thereby freezing all future benefits under the plan. A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on our plan assets, which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was 11.2% in 2013, 8.9% in 2012 and a negative 5.1% in 2011. Our expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 7.75% in 2013, 8.0% in 2012 and 8.25% from 2009 to 2011. We anticipate that our expected long-term return on plan assets will be 7.75% for 2014. See page 69 for more information on expected long-term return on plan assets and asset mix.
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
For financial reporting purposes, we had unrecognized tax benefits on uncertain tax positions of $2.2 million, $0.9 million and $1.0 million as of December 31, 2013, 2012 and 2011, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by us would possibly result in the payment of interest and penalties. Accordingly, we also accrue for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $0.2 million, $60,000 and $0.4 million at December 31, 2013, 2012 and 2011, respectively ($96,000, $37,000 and $0.2 million, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2010.
As of December 31, 2013 and 2012, we had valuation allowances relating to deferred tax assets of $20.0 million and $18.6 million, respectively. For more information on deferred income tax assets and liabilities, see Note 17 of the notes to financial statements beginning on page 72.
Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. Under the new guidance, an entity would measure its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early application is permitted, and we do not expect the guidance to impact us.
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
In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met.  The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. We are still assessing the applicability of this guidance in future periods.
Results of Continuing Operations
2013 versus 2012
Revenues. Sales in 2013 increased by 8.7% compared with 2012 due to higher sales in both Film Products and Aluminum Extrusions. Net sales (sales less freight) increased 1.5% in Film Products primarily due to higher volumes, improved product mix and a favorable change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by the negative impact of lower average selling prices. Net sales increased 26.1% in Aluminum Extrusions primarily due to the impact of the acquisition of AACOA, which was acquired on October 1, 2012. For more information on net sales and volume, see the executive summary beginning on page 18.
Operating Costs and Expenses. Consolidated gross profit as a percentage of sales was 15.2% in 2013 and 16.4% in 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in 2013 compared to 2012. The gross profit margin in Film Products, which does not include higher pension expenses, decreased primarily due to competitive pricing pressures, the negative impact of the estimated impact of the quarterly lag in the pass-through of average resin costs, higher production costs and operational inefficiencies in flexible packaging films, partially offset by a more favorable sales mix. Gross profit margin in Aluminum Extrusions, which does not include higher pension expenses, increased due to more favorable pricing on value-added services, the impact of the acquisition of AACOA and lower fixed costs from the shutdown of our manufacturing facility in Kentland, Indiana, partially offset by higher maintenance and production costs. For more information on operating costs and expenses, see the executive summary beginning on page 18.

As a percentage of sales, selling, general and administrative and R&D expenses were 8.7% in 2013, which decreased from 9.8% in 2012. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to lower depreciation and acquisition-related expenses and the timing of certain legal and administrative expenses.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2013 totaled $3.4 million ($2.2 million after taxes) and included:

•
A fourth quarter charge of $1.5 million ($0.9 million after taxes), a third quarter charge of $0.1 million ($62,000 after taxes) and a second quarter charge of $85,000 ($53,000 after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A third quarter charge of $45,000 ($28,000 after taxes), a second quarter charge of $0.4 million ($0.2 million after taxes) and a first quarter charge of $0.2 million ($94,000 after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) and a third quarter charge of $0.2 million ($83,000 after taxes) associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee related costs of $0.3 million and asset impairments of $0.2 million;

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) in Aluminum Extrusions and a first quarter charge of $0.1 million ($67,000 after taxes) in Film Products associated with severance and other employee related costs in connection with restructurings;

•
A second quarter charge of $90,000 ($54,000 after taxes) and a first quarter charge of $0.1 million ($63,000 after taxes) for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•
A second quarter loss of $91,000 ($91,000 after taxes) related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income).

On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations. In 2013, an accrual of $14.0 million ($14.0 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters.
Results in 2013 include an unrealized gain on our investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $3.4 million ($2.2 million after taxes; see further discussion beginning on page 21). An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.4 million ($0.3 million after taxes) was recorded in 2013 as a result of a reduction in the fair value of our investment that is not expected to be temporary. We also recorded an unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. For more information on costs and expenses, see the executive summary beginning on page 18.
Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.6 million in 2013, compared to $0.4 million in 2012. Our policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.

Interest expense, which includes the amortization of debt issue costs, was $2.9 million in 2013, compared to $3.6 million for 2012. Interest expense was lower in the current year as a result of a decrease in the average interest rate on borrowings under our revolving credit facility. Average debt outstanding and interest rates were as follows:

(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$133.5	$112.1
Average interest rate	1.9%	2.1%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$133.5	$112.1
Average interest rate	1.9%	2.1%
Income Taxes. The effective income tax rate from continuing operations was 32.1% in 2013 compared with 29.8% in 2012. The effective tax rate used to compute income taxes from continuing operations increased in 2013 compared to 2012 due to a reduction in the benefit from foreign tax incentives. Factors impacting our effective tax rate for 2013 and 2012 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 72.
2012 versus 2011
Revenues. Sales in 2012 increased by 11.0% compared with 2011 due to higher sales in both Film Products and Aluminum Extrusions. Net sales increased 14.3% in Film Products primarily due to the acquisition of Terphane, partially offset by lower volumes in the remaining product lines, the unfavorable change in the U.S. dollar value of currencies for operations outside the U.S. and a decrease in average selling prices. Net sales increased 2.1% in Aluminum Extrusions primarily due to the acquisition of AACOA, partially offset by a decrease in average selling prices driven by lower aluminum prices and lower volumes resulting from the shutdown of the Kentland manufacturing facility.
Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales were 16.4% in 2012 and 15.3% in 2011. The gross profit margin in Film Products was relatively flat primarily due to the favorable impact of the acquisition of Terphane and a reduction in impact of the lag in the pass-through of higher resin costs, offset by lower volumes and margin compression, primarily in personal care materials. Gross profit margin in Aluminum Extrusions increased primarily as a result of improved profitability from the shutdown of our Kentland manufacturing facility, better pricing and lower energy costs.
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
In 2012, an accrual of $13.4 million ($13.4 million after taxes) was made for indemnifications under the purchase agreement associated with the 2008 sale of our aluminum extrusions business in Canada. These contractual indemnifications were related to environmental matters associated with our former aluminum extrusions operations in Canada.
Results in 2012 include an unrealized gain on our investment in kaléo of $16.1 million ($10.2 million after taxes; see further discussion beginning on page 21). An unrealized loss on our investment in the Harbinger Fund of $1.1 million ($0.7 million after taxes) was recorded in 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary.
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
Income Taxes. The effective income tax rate from continuing operations was 29.8% in 2012 compared with 26.4% in 2011. Income taxes from continuing operations in 2012 primarily reflect the benefit of current year foreign tax incentives. Income taxes for continuing operations in 2011 reflect the recognition of estimated tax benefits from the divestiture of the film products business in Italy, partially offset by nondeductible acquisition-related expenses associated with the acquisition of Terphane by Film Products. Factors impacting our effective tax rate for 2012 and 2011 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 72.
Financial Condition
Assets and Liabilities
Significant changes in assets and liabilities from continuing operations from December 31, 2012 to December 31, 2013 are summarized below:

•	Accounts and other receivables decreased $1.6 million (1.5%).

•	Accounts and other receivables in Film Products increased by $0.2 million due mainly to the timing of cash receipts.

•	Accounts and other receivables in Aluminum Extrusions decreased by $1.5 million primarily due to the timing of cash receipts.

•	Other receivables in corporate decreased by approximately $0.3 million due to the payment of contractual amounts due from Arc Ventures, LC from the sale of Falling Springs.

•	Inventories decreased $4.0 million (5.4%).

•	Inventories in Film Products decreased by approximately $5.3 million primarily due to the timing of shipments.

•
Inventories in Aluminum Extrusions increased by approximately $1.3 million in preparation for the utilization of new capacity at our manufacturing facility in Newnan, Georgia and the timing of inventory purchases at our other aluminum extrusion manufacturing facilities.

•
Net property, plant and equipment increased $29.1 million (11.5%) due primarily to capital expenditures of $79.7 million, partially offset by depreciation of $37.9 million, and a change in the value of the U.S. dollar relative to foreign currencies (a decrease of approximately $11.8 million).

•	Goodwill and other intangibles decreased by $14.3 million (6.0%) primarily due to amortization expense of $6.7 million and a change in the value of the U.S. dollar relative to the Brazilian Real.

•	Accounts payable increased by $0.7 million (0.9%).

•	Accounts payable in Film Products decreased by $6.8 million primarily due to the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $7.3 million, primarily due to higher inventory balances and the timing of payments.

•	Accounts payable in corporate increased by $0.2 million due to the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $0.4 million (0.8%) from December 31, 2012.

•
Other noncurrent liabilities decreased by $42.1 million (43.1%) due primarily to the change in the funded status of our defined benefit plans. As of December 31, 2013, the funded status of our defined benefit pension plan was a net liability of $42.5 million compared with $83.3 million as of December 31, 2012, and the liability associated with our other post-employment benefits plan was $7.9 million as of December 31, 2013 compared to $8.9 million as of December 31, 2012.

•
Net deferred income tax liabilities in excess of assets increased by $10.0 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2013 and 2012 schedule of deferred income tax assets and liabilities provided in Note 17 beginning on page 72. Income taxes recoverable/payable was a receivable of $2.9 million at December 31, 2012 compared to a payable of $0.1 million at December 31, 2013. The change is primarily due to the timing of tax payments.

Net capitalization and indebtedness as defined under our revolving credit agreement as of December 31, 2013 were as follows:

Net Capitalization and Indebtedness as of December 31, 2013
(In Thousands)
Net capitalization:
Cash and cash equivalents	$52,617
Debt:
$350 million revolving credit agreement maturing April 23, 2017	139,000
Other debt	—
Total debt	139,000
Debt net of cash and cash equivalents	86,383
Shareholders’ equity	402,664
Net capitalization	$489,047
Indebtedness as defined in revolving credit agreement:
Total debt	$139,000
Face value of letters of credit	2,683
Other	189
Indebtedness	$141,872
Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $165 million was available to borrow at December 31, 2013 based on the most restrictive covenants. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25
At December 31, 2013, the interest rate on debt borrowed under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Market exposure related to changes in one-month LIBOR (assuming that the applicable credit spread remains at 175 basis points) would not be material to our consolidated financial results.
As of December 31, 2013, we are in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the amended covenant is renegotiated.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants
As of and for the Twelve Months Ended December 31, 2013 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2013:
Net income	$21,947
Plus:
After-tax losses related to discontinued operations	13,990
Total income tax expense for continuing operations	16,995
Interest expense	2,870
Depreciation and amortization expense for continuing operations	44,655
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $2,949)	4,679
Charges related to stock option grants and awards accounted for under the fair value-based method	1,155
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(594)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(3,400)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	102,297
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(44,655)
Adjusted EBIT as defined in revolving credit agreement	$57,642
Shareholders’ equity at December 31, 2013 as defined in revolving credit agreement	$383,841
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2013:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.39x
Interest coverage ratio (adjusted EBIT-to-interest expense)	20.08x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$125,099
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$345,099
Maximum leverage ratio permitted:	3.00x
Minimum interest coverage ratio permitted	2.50x

We are obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2014	2015	2016	2017	2018	Remainder	Total
Debt:
Principal payments	$—	$—	$—	$139.0	$—	$—	$139.0
Estimated interest expense	2.7	2.7	2.7	0.8	—	—	8.9
Estimated contributions required (1) :
Defined benefit plans	0.2	9.0	7.7	6.2	5.0	2.5	30.6
Other postretirement benefits	0.5	0.5	0.5	0.5	0.5	5.3	7.8
Capital expenditure commitments	14.5	—	—	—	—	—	14.5
Operating leases	2.2	1.5	1.4	1.4	1.3	—	7.8
Utility contracts	4.4	—	—	—	—	—	4.4
Estimated obligations relating to uncertain tax positions (2)	—	—	—	—	—	1.7	1.7
Other (3)	4.2	1.8	—	—	—	—	6.0
Total	$28.7	$15.5	$12.3	$147.9	$6.8	$9.5	$220.7

(1)
Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2014 through 2023 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2014 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2023.

(2)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.

(3)	Includes contractual severance, the expected contingent earnout from our purchase of the assets of Bright View, and other miscellaneous contractual arrangements.
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
At December 31, 2013, we had cash and cash equivalents of $52.6 million, including funds held in locations outside the U.S. of $38.6 million. We accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of our intent to permanently reinvest these earnings. We have not recorded a deferred liability of approximately $7.1 million related to the U.S. federal income taxes and foreign withholding taxes on approximately $36.0 million of undistributed earnings indefinitely invested outside the U.S. at December 31, 2013. We believe that existing borrowing availability, our current cash balances and our cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the foreseeable future.
Shareholders’ Equity
At December 31, 2013, we had 32,305,145 shares of common stock outstanding and a total market capitalization of $930.7 million, compared with 32,069,370 shares of common stock outstanding and a total market capitalization of $654.9 million at December 31, 2012.
We received 209,576 shares in 2012 at a price of $17.70 per share as consideration from Arc Ventures, LC in connection with our divestiture of Falling Springs.

We did not repurchase any shares on the open market in 2013, 2012 or 2011 under our approved share repurchase program.
Cash Flows
The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 45. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
Cash provided by operating activities was $76.7 million in 2013 compared with $82.6 million in 2012. The decrease is due primarily to normal volatility of working capital components (see the assets and liabilities section beginning on page 27 for discussion of changes in working capital).
Cash used in investing activities was $77.6 million in 2013 compared with $75.6 million in 2012. Cash used in investing activities in 2013 primarily includes capital expenditures of $79.7 million. Cash used in investing activities in 2012 primarily includes the acquisition of AACOA ($54.6 million) and capital expenditures ($33.3 million), partially offset by net cash proceeds received from the sale of Falling Springs ($12.1 million).
Net cash flow provided by financing activities was $5.3 million in 2013, which is primarily due to the net borrowings on our revolving credit facility of $11.0 million and the proceeds from the exercise of stock options and other financing activities of approximately $3.3 million, partially offset by the payment of regular quarterly dividends of $9.0 million (28 cents per share).
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
Net cash flow used in financing activities was $26.7 million in 2012, which is primarily due to the one-time dividend of $24.0 million in December 2012 and the payment of regular quarterly dividends of $6.8 million (4 1/2 cents per share per quarter in the first and second quarters and 6 cents per share in the third and fourth quarters). Net borrowings against our revolving credit facility were $3.0 million in 2012.
Quantitative and Qualitative Disclosures about Market Risk
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 27 regarding interest rate exposures related to borrowings under the revolving credit agreement.
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

See the executive summary beginning on page 18 and the business segment review beginning on page 35 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for Film Products) is shown in the chart below:

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

Resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the executive summary on page 18 and the business segment review on page 35 for more information). Pricing on the remainder of our business is based upon raw material costs and supply/demand dynamics within the markets that we compete.
The volatility of average quarterly prices of PTA and MEG (raw materials for Film Products) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 beginning on page 61 for more information. The volatility of quarterly average aluminum prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
In Aluminum Extrusions, we hedge from time-to-time a portion of our exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with our natural gas suppliers. We estimate that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $80,000 impact on the continuing monthly operating profit for our U.S. operations in Aluminum Extrusions. We have an energy surcharge for our aluminum extrusions business in the U.S. that is applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu. The volatility of quarterly average natural gas prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

We sell to customers in foreign markets through our foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing operations related to foreign markets for 2013, 2012 and 2011 are as follows:

Tredegar Corporation—Continuing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets
	2013			2012			2011
	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *
	Net Sales *			Net Sales *			Net Sales *
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations
Canada	5	—	—	5	—	—	6	—	—
Europe	1	12	6	1	13	7	1	16	7
Latin America	—	12	24	—	14	23	1	6	24
Asia	9	4	4	7	4	4	7	4	4
Total % exposure to foreign markets	15	28	34	13	31	34	15	26	35

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets from continuing operations.
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
For flexible packaging films produced in Brazil, we price our products in U.S. Dollars, and key raw materials are also priced in U.S. Dollars. However, certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real, which exposes our operating margins to some currency exposure.  In general, when the U.S. Dollar is strengthening versus the Brazilian Real, operating results will benefit from relatively lower costs, and when the U.S. Dollar is weakening versus the Brazilian Real, operating results will be negatively impacted from relatively higher costs. We are primarily able to match the currency of our sales and costs for the remaining product lines within Film Products.
We estimate that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit from ongoing operations of approximately $7.0 million in 2013 compared to 2012, an unfavorable impact on operating profit from ongoing operations of approximately $1.4 million in 2012 compared with 2011, a favorable impact of approximately $1.8 million in 2011 compared with 2010.
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
Film Products
Net Sales. See the executive summary beginning on page 18 for the discussion of net sales (sales less freight) in Film Products in 2013 compared with 2012.
In Film Products, net sales were $611.9 million in 2012, an increase of 14.3% from $535.5 million in 2011. Volume increased to 270.3 million pounds in 2012 from 218.7 million pounds in 2011. Net sales in 2012 increased compared to 2011 primarily due to the acquisition of Terphane. Net sales for Terphane were $138.0 million in 2012 compared to $28.3 million in 2011. Higher net sales from the addition of Terphane were primarily offset by lower volumes in the other product lines of approximately $18.7 million, the unfavorable change in the U.S. dollar value of currencies for operations outside the U.S. of approximately $10.1 million and a decrease in average selling prices of approximately $4.6 million. Lower net sales volumes are primarily related to lower volumes for personal care materials and polyethylene overwrap films, partially offset by improved performance in surface protection films in the fourth quarter of 2012. The decrease in the average selling prices in 2012 compared to 2011 can be primarily attributed to pricing pressures.
Operating Profit. See the executive summary beginning on page 18 for the discussion of operating profit in Film Products in 2013 compared with 2012.
Operating profit from ongoing operations was $70.0 million in 2012, an increase of 17.6% compared with $59.5 million in 2011. Operating profit from ongoing operations primarily due to the acquisition of Terphane, partially offset by lower volumes and compressed margins for personal care materials and the unfavorable impact of the change in the U.S. dollar value of currencies outside the U.S. The impact on operating profit from ongoing operations directly attributable to the acquisition of Terphane was $19.1 million in 2012, which includes amortization expense of $5.1 million. In 2011, operating profit from ongoing operations attributed to the addition of Terphane was approximately $3.0 million, which included $0.9 million in one-time reimbursements for custom duties and $0.9 million of amortization expense. Excluding the impact of the acquisition of Terphane, lower volumes in Film Products had an unfavorable impact of approximately $4.8 million in 2012 compared to 2011. Lower volumes in personal care materials were partially mitigated by higher sales volumes for surface protection films. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact of approximately $1.4 million in 2012 compared to 2011. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.5 million in 2012 compared to a negative $0.8 million in 2011.
Identifiable Assets. Identifiable assets in Film Products increased to $556.9 million at December 31, 2013, from $551.8 million at December 31, 2012, primarily due to higher property, plant and equipment balances as a result of higher current year capital expenditures, partially offset by lower intangible asset balances, primarily due to current year amortization expense and the change in the U.S. dollar value of currencies for operations outside the U.S., and a reduction in inventory balances. Identifiable assets in Film Products decreased to $551.8 million at December 31, 2012, from $574.6 million at December 31, 2011, due primarily to the depreciation of property, plant and equipment and amortization of identifiable intangible assets, partially offset by current year capital expenditures.
Depreciation, Amortization and Capital Expenditures. Depreciation and amortization expense for Film Products was $35.3 million in 2013, $39.2 million in 2012 and $36.3 million in 2011. Depreciation and amortization expense decreased in 2013 compared to 2012 as certain assets became fully depreciated. The increase in depreciation and amortization in 2012 compared with 2011 is primarily related to the acquisition of Terphane ($10.2 million in 2012 compared to $2.1 million in 2011), partially offset by lower depreciation expense as certain assets became fully depreciated. We estimate depreciation and amortization expense for Film Products will be approximately $35 million in 2014.
Capital expenditures totaled $64.9 million in 2013, $30.5 million in 2012 and $13.1 million in 2011. Capital expenditures in 2013 and 2012 include approximately $41 million and $20 million, respectively, for the project to expand capacity at our manufacturing facility in Cabo de Santo Agosthino, Brazil. Capital expenditures in 2011 primarily included the normal replacement of machinery and equipment. Capital expenditures in 2014 are estimated to be approximately $50 million, which includes approximately $15 million for routine capital expenditures required to support operations. Capital expenditure in 2014 also includes capacity expansion projects in China, Brazil and India.
Aluminum Extrusions (Continuing Operations)
Net Sales and Operating Profit. See the executive summary beginning on page 18 for the discussion of net sales (sales less freight) and operating profit from ongoing operations of Aluminum Extrusions in 2013 compared with 2012.
Net sales in Aluminum Extrusions were $245.5 million in 2012, an increase of 2.1% from $240.4 million in 2011. The increase in net sales can be primarily attributed to the acquisition of AACOA, partially offset by a decrease in average selling prices driven by lower aluminum prices and lower volume resulting from the shutdown of the Kentland facility. AACOA, which was acquired on October 1, 2012, had net sales of $19.5 million in the fourth quarter of 2012. Excluding the impact of the acquisition of AACOA and the Kentland plant shutdown, sales volume in 2012 increased 0.6% in comparison to 2011.
Operating profit from ongoing operations was $9.0 million in 2012, a positive change of $5.5 million from operating profit from ongoing operations of $3.5 million in 2011. Operating profit from ongoing operations increased primarily due to improved profitability from the shutdown of our Kentland manufacturing facility, more favorable pricing, lower energy costs and the acquisition of AACOA. AACOA had operating profit from ongoing operations of approximately $0.8 million for the fourth quarter of 2012, which included amortization expense of $0.5 million.
Identifiable Assets. Identifiable assets in Aluminum Extrusions were $134.9 million at December 31, 2013, $129.3 million at December 31, 2012 and $78.7 million at December 31, 2011. Identifiable assets increased in 2013 compared to 2012 primarily due to higher property, plant and equipment balances as a result of higher current year capital expenditures. The increase in identifiable assets between December 31, 2011 and December 31, 2012 can be primarily attributed to the acquisition of AACOA.
Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $9.2 million in 2013, $10.0 million in 2012 and $8.3 million in 2011. Depreciation expense decreased in 2013 primarily due to accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility of approximately $2.4 million in 2012. The increase in 2012 compared to 2011 is primarily attributed to accelerated depreciation on property, plant and equipment associated with shutdown of the Kentland manufacturing facility and impact of the acquisition of AACOA ($1.0 million in additional depreciation and amortization expense in the fourth quarter of 2012), partially offset by certain assets becoming fully depreciated and lower than normal capital expenditures in 2012, 2011 and the second half of 2010. We estimate depreciation and amortization expense for Aluminum Extrusions to be approximately $11 million in 2014.
Capital expenditures totaled $14.7 million in 2013, $2.3 million in 2012 and $2.7 million in 2011. Capital expenditures in 2013 include approximately $11.5 million in capital expenditures for a previously announced project that will expand capacity at our manufacturing facility in Newnan, Georgia. Capital expenditures are estimated to be approximately $10 million in 2014, which includes approximately $5 million for routine capital expenditures required to support operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion of “Quantitative and Qualitative Disclosures about Market Risk” beginning on page 31 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 41.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Set forth below are the names, ages and titles of our executive officers:

Name	Age	Title
Nancy M. Taylor	54	President and Chief Executive Officer
Mary Jane Hellyar	60	President, Tredegar Film Products Corporation and Corporate Vice President
A. Brent King	45	Vice President, General Counsel and Corporate Secretary
Kevin A. O’Leary	55	Vice President, Chief Financial Officer and Treasurer
Nancy M. Taylor. Ms. Taylor was elected President and Chief Executive Officer effective February 1, 2010. Prior to February 1, 2010, Ms. Taylor was President of Tredegar Film Products Corporation and Executive Vice President. She was elected Executive Vice President effective January 1, 2009. She was elected President of Tredegar Film Products Corporation effective April 5, 2005. She was elected Senior Vice President effective November 1, 2004. Ms. Taylor served as Senior Vice President, Strategy and Special Projects from November 1, 2004 until April 5, 2005.
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
The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2013.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1,336,950	$19.06	2,361,926
Equity compensation plans not approved by security holders	—	—	—
Total	1,336,950	$19.06	2,361,926

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
See Exhibit Index on pages 81-83.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Tredegar Corporation:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity, present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 28, 2014

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2013	2012
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$52,617	$48,822
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,327 in 2013 and $3,552 in 2012	99,246	100,798
Income taxes recoverable	—	2,886
Inventories	70,663	74,670
Deferred income taxes	5,628	5,614
Prepaid expenses and other	6,353	6,780
Total current assets	234,507	239,570
Property, plant and equipment, at cost:
Land and land improvements	12,093	12,537
Buildings	109,125	110,961
Machinery and equipment	677,621	625,655
Total property, plant and equipment	798,839	749,153
Less accumulated depreciation	516,279	495,736
Net property, plant and equipment	282,560	253,417
Goodwill and other intangibles	226,300	240,619
Other assets and deferred charges	49,641	49,559
Total assets	$793,008	$783,165
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,795	$82,067
Accrued expenses	42,158	42,514
Income taxes payable	114	—
Total current liabilities	125,067	124,581
Long-term debt	139,000	128,000
Deferred income taxes	70,795	60,773
Other noncurrent liabilities	55,482	97,559
Total liabilities	390,344	410,913
Commitments and contingencies (Notes 3, 16 and 19)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding—32,305,145 shares in 2013 and 32,069,370 in 2012 (including restricted stock)	20,641	15,195
Common stock held in trust for savings restoration plan (65,332 shares in 2013 and 64,654 in 2012)	(1,418)	(1,401)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(19,205)	131
Gain (loss) on derivative financial instruments	765	993
Pension and other postretirement benefit adjustments	(71,848)	(103,471)
Retained earnings	473,729	460,805
Total shareholders’ equity	402,664	372,252
Total liabilities and shareholders’ equity	$793,008	$783,165

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2013	2012	2011
(In Thousands, Except Per-Share Data)
Revenues and other:
Sales	$959,346	$882,188	$794,420
Other income (expense), net	1,776	18,119	3,213
	961,122	900,307	797,633
Costs and expenses:
Cost of goods sold	784,675	712,660	654,087
Freight	28,625	24,846	18,488
Selling, general and administrative	71,195	73,717	67,808
Research and development	12,669	13,162	13,219
Amortization of intangibles	6,744	5,806	1,399
Interest expense	2,870	3,590	1,926
Asset impairments and costs associated with exit and disposal activities	1,412	5,022	1,917
Total	908,190	838,803	758,844
Income from continuing operations before income taxes	52,932	61,504	38,789
Income taxes	16,995	18,319	10,244
Income from continuing operations	35,937	43,185	28,545
Income (loss) from discontinued operations, net of tax	(13,990)	(14,934)	(3,690)
Net income	$21,947	$28,251	$24,855

Earnings (loss) per share:
Basic:
Continuing operations	$1.12	$1.35	$0.89
Discontinued operations	(0.44)	(0.47)	(0.12)
Net income	$0.68	$0.88	$0.77
Diluted:
Continuing operations	$1.10	$1.34	$0.89
Discontinued operations	(0.43)	(0.46)	(0.12)
Net income	$0.67	$0.88	$0.77
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

Years Ended December 31	2013	2012	2011
(In Thousands, Except Per-Share Data)
Net income	$21,947	$28,251	$24,855
Other comprehensive income (loss):
Foreign currency translation adjustment:
Unrealized foreign currency translation adjustment (net of tax of $233 in 2013 and $897 in 2012 and tax benefit of $505 in 2011)	(19,336)	(11,562)	(9,098)
Reclassification adjustment of foreign currency translation gain included in income (net of tax of $1,497 in 2011)	—	—	(2,781)
Derivative financial instruments adjustment (net of tax benefit of $133 in 2013, tax of $818 in 2012 and tax benefit of $423 in 2011)	(228)	1,399	(686)
Pension & other post-retirement benefit adjustments
Net gains (losses) and prior service costs (net of tax of $13,231 in 2013 and tax benefit of $11,145 in 2012 and $20,032 in 2011)	22,203	(19,285)	(34,664)
Amortization of prior service costs and net gains or losses (net of tax of $5,398 in 2013, $3,749 in 2012 and $2,232 in 2011)	9,420	6,486	3,863
Other comprehensive income (loss)	12,059	(22,962)	(43,366)
Comprehensive income (loss)	$34,006	$5,289	$(18,511)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

Years Ended December 31	2013	2012	2011
(In Thousands)
Cash flows from operating activities:
Net income	$21,947	$28,251	$24,855
Adjustments for noncash items:
Depreciation	37,911	43,463	43,336
Amortization of intangibles	6,744	5,806	1,399
Deferred income taxes	(5,268)	(762)	2,108
Accrued pension and postretirement benefits	13,911	8,311	2,481
(Gain) loss on an investment accounted for under the fair value method	(3,400)	(16,100)	(1,600)
Loss on asset impairments	1,639	2,185	1,376
(Gain) loss on sale of assets	—	1,219	(653)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivables	(1,763)	9,454	(4,737)
Inventories	1,727	(9,913)	2,410
Income taxes recoverable	3,063	3,193	(1,254)
Prepaid expenses and other	(651)	1,883	(271)
Accounts payable and accrued expenses	3,043	9,105	(282)
Other, net	(2,188)	(3,509)	2,597
Net cash provided by operating activities	76,715	82,586	71,765
Cash flows from investing activities:
Capital expenditures	(79,661)	(33,252)	(15,880)
Acquisitions, net of cash acquired	561	(57,936)	(180,975)
Net proceeds from the sale of Fallings Springs, LLC	306	12,071	—
Proceeds from the sale of assets and other	1,190	3,557	1,622
Net cash used in investing activities	(77,604)	(75,560)	(195,233)
Cash flows from financing activities:
Borrowings	87,000	93,250	125,000
Debt principal payments and financing costs	(76,000)	(91,604)	(89)
Dividends paid	(9,040)	(30,782)	(5,761)
Proceeds from exercise of stock options and other	3,317	2,400	1,242
Net cash provided by (used in) financing activities	5,277	(26,736)	120,392
Effect of exchange rate changes on cash	(593)	(407)	(1,176)
Increase (decrease) in cash and cash equivalents	3,795	(20,117)	(4,252)
Cash and cash equivalents at beginning of period	48,822	68,939	73,191
Cash and cash equivalents at end of period	$52,617	$48,822	$68,939
Supplemental cash flow information:
Interest payments	$2,583	$2,992	$1,966
Income tax payments (refunds), net	19,480	14,721	8,594
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restora-tion Plan	Foreign Currency Trans-lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
(In Thousands, Except Share and Per-Share Data)	Shares	Amount
Balance January 1, 2011	31,883,173	$10,724	$444,173	$(1,332)	$23,572	$280	$(59,871)	$417,546
Net income	—	—	24,855	—	—	—	—	24,855
Foreign currency translation adjustment (net of tax benefit of $2,002)	—	—	—	—	(11,879)	—	—	(11,879)
Derivative financial instruments adjustment (net of tax benefit of $423)	—	—	—	—	—	(686)	—	(686)
Net gains or losses and prior service costs (net of tax benefit of $20,032)	—	—	—	—	—	—	(34,664)	(34,664)
Amortization of prior service costs and net gains or losses (net of tax of $2,232)	—	—	—	—	—	—	3,863	3,863
Cash dividends declared ($.18 per share)	—	—	(5,761)	—	—	—	—	(5,761)
Stock-based compensation expense	119,698	2,897	—	—	—	—	—	2,897
Issued upon exercise of stock options (including related income tax benefit of $76) & other	54,410	736	—	—	—	—	—	736
Tredegar common stock purchased by trust for savings restoration plan	—	—	11	(11)	—	—	—	—
Balance December 31, 2011	32,057,281	14,357	463,278	(1,343)	11,693	(406)	(90,672)	396,907
Net income	—	—	28,251	—	—	—	—	28,251
Foreign currency translation adjustment (net of tax of $897)	—	—	—	—	(11,562)	—	—	(11,562)
Derivative financial instruments adjustment (net of tax of $818)	—	—	—	—	—	1,399	—	1,399
Net gains or losses and prior service costs (net of tax benefit of $11,145)	—	—	—	—	—	—	(19,285)	(19,285)
Amortization of prior service costs and net gains or losses (net of tax of $3,749)	—	—	—	—	—	—	6,486	6,486
Cash dividends declared ($.96 per share)	—	—	(30,782)					(30,782)
Stock-based compensation expense	78,299	2,516	—	—	—	—	—	2,516
Issued upon exercise of stock options (including related income tax benefit of $144) & other	143,366	2,031	—	—	—	—	—	2,031
Shares received from the sale of Falling Springs, LLC	(209,576)	(3,709)	—	—	—	—	—	(3,709)
Tredegar common stock purchased by trust for savings restoration plan	—	—	58	(58)	—	—	—	—
Balance December 31, 2012	32,069,370	15,195	460,805	(1,401)	131	993	(103,471)	372,252
Net income	—	—	21,947	—	—	—	—	21,947
Foreign currency translation adjustment (net of tax of $233)	—	—	—	—	(19,336)	—	—	(19,336)
Derivative financial instruments adjustment (net of tax benefit of $133)	—	—	—	—	—	(228)	—	(228)
Net gains or losses and prior service costs (net of tax of $13,231)	—	—	—	—	—	—	22,203	22,203
Amortization of prior service costs and net gains or losses (net of tax of $5,398)	—	—	—	—	—	—	9,420	9,420
Cash dividends declared ($.28 per share)	—	—	(9,040)	—	—	—	—	(9,040)
Stock-based compensation expense	72,125	2,572	—	—	—	—	—	2,572
Issued upon exercise of stock options (including related income tax benefit of $188) & other	163,650	2,874	—	—	—	—	—	2,874
Tredegar common stock purchased by trust for savings restoration plan	—		17	(17)	—	—	—	—
Balance December 31, 2013	32,305,145	$20,641	$473,729	$(1,418)	$(19,205)	$765	$(71,848)	$402,664
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Transaction and remeasurement gains or losses included in income were not material in 2013, 2012 and 2011. These amounts do not include the effects between reporting periods that exchange rate changes have on income of our locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2013 and 2012, Tredegar had cash and cash equivalents of $52.6 million and $48.8 million, respectively, including funds held in locations outside the U.S. of $38.6 million and $28.6 million, respectively.
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
Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment were not material in 2013, 2012 and 2011.

Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets, which except for certain isolated exceptions, range from 10 to 30 years for buildings and land improvements and 2 to 17 years for machinery and equipment. The average depreciation period for machinery and equipment is approximately 10 years in Film Products and for the continuing operations of Aluminum Extrusions.
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
For those investments measured at fair value, U.S. GAAP requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).
Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. We assess goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). Our significant reporting units in Film Products include Polyethylene and Polypropylene Films and PET Films. We have two reporting units in Aluminum Extrusions, Bonnell Aluminum and AACOA. Each of our reporting units has separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).
All goodwill in Aluminum Extrusions is associated with the AACOA reporting unit. Based on the severity of the economic downturn and its impact on the sales volumes of our aluminum extrusions business, the resulting operating loss in the first quarter of 2009, possible future losses and the uncertainty in the amount and timing of an economic recovery, a goodwill impairment charge of $30.6 million ($30.6 million after taxes), which represented the entire goodwill balance in the Bonnell Aluminum reporting unit, was recognized in 2009.
We estimate the fair value of our reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. The goodwill of Polyethylene and Polypropylene Films reporting unit was tested for impairment at the annual testing date, with the estimated fair value of this reporting unit substantially exceeding the carrying value of its net assets. The goodwill of PET Films reporting unit was also tested for impairment at December 1, 2013, with the estimated fair value of this reporting unit exceeding the carrying value of its net assets by approximately 37%. The goodwill of AACOA is associated with the October 2012 acquisition of AACOA, Inc. (“AACOA”), and estimated fair value of this reporting unit exceeded the carrying value of its net assets by approximately 22% at December 1, 2013.
Impairment of Long-Lived Assets. We review long-lived assets for possible impairment when events indicate that an impairment may exist. For assets that are held and used in operations, if events indicate that an asset may be impaired, we estimate the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is calculated. Measurement of the impairment loss is the amount by which the carrying amount exceeds the estimated fair value of the asset group.
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
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 17). Deferred U.S. federal income taxes have not been recorded for the undistributed earnings for Terphane Ltda. (a subsidiary of Film Products) because of our intent to permanently reinvest these earnings. We have not recorded a deferred liability of approximately $7.1 million related to the U.S. federal income taxes and foreign withholding taxes on approximately $36.0 million of undistributed earnings indefinitely invested outside the U.S. at December 31, 2013. We accrue U.S. federal income taxes on unremitted earnings of all other foreign subsidiaries. The benefit of an uncertain tax position is included in the accompanying financial statements when we determine that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2013	2012	2011
Weighted average shares outstanding used to compute basic earnings per share	32,171,751	32,032,343	31,931,962
Incremental shares attributable to stock options and restricted stock	427,528	160,233	281,212
Shares used to compute diluted earnings per share	32,599,279	32,192,576	32,213,174
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During 2013, 2012 and 2011, the average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock was 31,167, 632,050 and 293,704, respectively.
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

The assumptions used in this model for valuing Tredegar stock options granted in 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Dividend yield	1.1%	0.9%	0.9%
Weighted average volatility percentage	48.3%	48.7%	46.4%
Weighted average risk-free interest rate	1.1%	1.0%	2.5%
Holding period (years):
Officers	6.0	6.0	6.0
Management	5.0	5.0	5.0
Weighted average exercise price at date of grant (also weighted average market price at date of grant):
Officers	$24.84	$19.30	$19.84
Management	25.10	19.40	19.73
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
Tredegar stock options granted during 2013, 2012 and 2011, and related estimated fair value at the date of grant, are as follows:

	2013	2012	2011
Stock options granted (number of shares):
Officers	94,400	99,600	140,500
Management	90,300	82,500	95,300
Total	184,700	182,100	235,800
Estimated weighted average fair value of options per share at date of grant:
Officers	$10.37	$8.07	$8.55
Management	9.65	7.81	8.03
Total estimated fair value of stock options granted (in thousands)	$1,850	$1,449	$1,966
Additional disclosure of Tredegar stock options is included in Note 13.
Financial Instruments. We use derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with our ongoing business operations. Our derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2013, 2012 and 2011.
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

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	(19,336)	134	22,203	3,001
Amounts reclassified from accumulated other comprehensive income (loss)	—	(362)	9,420	9,058
Net other comprehensive income (loss) - current period	(19,336)	(228)	31,623	12,059
Ending balance, December 31, 2013	$(19,205)	$765	$(71,848)	$(90,288)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(583)	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	(583)
Income tax expense (benefit)	(221)	Income taxes
Total, net of tax	$(362)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(14,818)	(a)
Income tax expense (benefit)	(5,398)	Income taxes
Total, net of tax	$(9,420)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 14 for additional detail).
Recently Issued Accounting Standards. In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. Under the new guidance, an entity would measure its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. Early application is permitted, and we do not expect the guidance to impact us.

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
In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The new guidance requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met.  The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. We are still assessing the applicability of this guidance in future periods.

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

All post-closing adjustments related to the purchase price for AACOA were resolved in 2013. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. After certain post-closing adjustments (primarily related to working capital transferred), the purchase price, net of cash acquired, was $54.1 million, which includes $0.6 million that was received from the seller in 2013. The purchase price was funded using financing secured from our existing $350 million revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the preliminary estimated purchase price allocation is as follows:

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
Terphane operates manufacturing facilities in Cabo de Santo Agostinho, Brazil and Bloomfield, New York. It is a producer of thin polyester films in Latin America with a growing presence in strategic niches in the U.S. Polyester films have specialized properties, such as heat resistance and barrier protection, that make them uniquely suited for the flexible packaging market. We expect that the acquisition of Terphane will allow us to extend our product offerings into adjacent specialty films markets and to expand in Latin America.
All post-closing adjustments related to the purchase price for Terphane were resolved in 2012. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to working capital transferred, the total purchase price (net of cash acquired) was $182.7 million. The purchase price was funded using available cash (net of cash received) of approximately $57.7 million and financing of $125 million secured from Tredegar’s former revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the final estimated purchase price allocation was as follows:

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
The financial position and results of operations for AACOA and Terphane have been consolidated with Tredegar subsequent to October 1, 2012. For the year ended December 31, 2012, the consolidated results of operations included sales of $19.9 million and net income from continuing operations of $1.0 million related to AACOA. The financial position and results of operations for Terphane have been consolidated with Tredegar subsequent to October 24, 2011. For the year ended December 31, 2011, the consolidated results of operations included sales of $29.2 million and net income from continuing operations of $2.0 million related to Terphane.

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
On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary, sold its membership interests in Falling Springs to Arc Ventures, LC for $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of our Board of Directors. The purchase price was comprised of $12.8 million of cash and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC. The corresponding loss on sale of $3.1 million, which includes transaction-related expenses of $0.5 million, and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. For the years ended December 31, 2012 and 2011, sales of $3.2 million and $3.2 million, respectively, have been reclassified to discontinued operations, and net income of $0.5 million and $0.7 million have been reclassified to discontinued operations in 2012 and 2011, respectively. Falling Springs was formerly a component of the Other segment.
On February 12, 2008, we sold our aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. In 2013, 2012 and 2011, accruals of $14.0 million ($14.0 million net of tax), $13.4 million ($13.4 million net of tax) and $4.4 million ($4.4 million net of tax) were made for indemnifications under the purchase agreement related to environmental matters.
The historical results for these businesses, including any subsequent adjustments for contractual indemnifications, have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

4	INVESTMENTS
In August 2007 and December 2008, we made an aggregate investment of $7.5 million in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company formerly known as Intelliject, Inc. The mission of kaléo is to set a new standard in life-saving personal medical products designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. Our ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of our initial investment, we elected the fair value option over the equity method of accounting since our investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests. We recognized a net unrealized gain of $3.4 million ($2.2 million after taxes) in 2013 that primarily related to favorable adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 55% for their high degree of risk, partially offset by unfavorable adjustments in the fair value due to a reassessment of the amount and timing of projected receipt of royalty and milestone payments from commercial sales of kaléo's licensed product, which launched in early 2013, and unfavorable adjustments for higher development and commercialization expenses related to its product pipeline.
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

In 2011, we recognized an unrealized gain of $1.6 million ($1.0 million after taxes) attributed to the appreciation of our interest upon changes in the market dynamics and pricing associated with an upcoming product introduction and the addition of projects to the product pipeline. Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 5.
At December 31, 2013 and 2012, the estimated fair value of our investment (included in “Other assets and deferred charges” in the consolidated balance sheets) was $37.1 million and $33.7 million, respectively. Subsequent to our most recent investment (December 15, 2008), and until the next round of financing, we believe fair value estimates are based upon Level 3 inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. As a result, any future changes in the estimated fair value of our ownership interest will likely be attributed to a new round of financing, a merger or initial public offering or adjustments to the timing or magnitude of cash flows associated with development and commercialization milestones. If kaléo does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus our most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then our estimate of the fair value of our ownership interest in the company is likely to decline. Adjustments to the estimated fair value of our investment will be made in the period upon which such changes can be quantified.
The fair market valuation of our interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of our interest in kaléo was 55% at December 31, 2013 and 2012. At December 31, 2013, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of our interest in kaléo by approximately $5 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of our interest by approximately $5 million.

Had we not elected to account for our investment under the fair value method, we would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at December 31, 2013 and 2012 and related condensed statements of operations for the last three years ended December 31, 2013, that were reported to us by kaléo, are provided below:

	December 31,			December 31,
(In Thousands)	2013	2012		2013	2012
Assets:			Liabilities & Equity:
Cash & cash equivalents	$33,560	$53,288	Long-term debt, net of discount, current portion	$5,414	$—
Other current assets	5,682	686	Other current liabilities	4,845	13,405
Other long-term assets	11,004	4,278	Other noncurrent liabilities	3,098	1,449
Identifiable intangibles assets	2,433	2,152	Long-term debt, net of discount	9,372	14,696
			Redeemable preferred stock	21,970	20,995
			Equity	7,980	9,859
Total assets	$52,679	$60,404	Total liabilities & equity	$52,679	$60,404

	2013	2012	2011
Revenues & Expenses:
Revenues	$15,305	$38,179	$8,839
Expenses and other, net	(18,631)	(13,073)	(10,474)
Income tax (expense) benefit	1,586	(9,642)	927
Net income (loss)	$(1,740)	$15,464	$(708)
The audited financial statements and accompanying footnotes of kaléo as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 have been included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.
On April 2, 2007, we invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. Our investment in Harbinger, which represents less than 2% of its total partnership capital, is accounted for under the cost method. We recorded unrealized losses of $0.4 million ($0.3 million after taxes), $1.1 million ($0.7 million after taxes) and $0.6 million ($0.4 million after taxes) on our investment in Harbinger in 2013, 2012 and 2011, respectively, as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. The December 31, 2013 and 2012 carrying value in the consolidated balance sheets (included in “Other assets and deferred charges”) was $2.8 million and $3.6 million, respectively. The carrying value at December 31, 2013 reflected Tredegar’s cost basis in its investment in Harbinger, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.4 million in 2013, $0.5 million in 2012 and $0.6 million in 2011. The timing and amount of future installments of withdrawal proceeds was not known as of December 31, 2013. There were no realized gains or losses associated with our investment in Harbinger in 2013, 2012 and 2011. Gains on our investment in Harbinger, if any, will be recognized when the amounts expected to be collected from our withdrawal from the investment are known, which will likely be when cash in excess of our remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
We have investment property in Alleghany and Bath County, Virginia. We also recorded an unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. Our carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $5.9 million at December 31, 2013 and $6.9 million at December 31, 2012.

5	BUSINESS SEGMENTS
Our primary business segments are Film Products and Aluminum Extrusions. Beginning in February 2010, we started reporting an additional segment, Other, comprised of the start-up operations of Bright View and Falling Springs. Effective January 1, 2012, the operations and results of Bright View were incorporated into Film Products to leverage research and development efforts and accelerate new product development. Prior year balances for Bright View have been reclassified to

Film Products to conform with the current year presentation. As discussed in Note 3, Falling Springs was divested in November 2012. All historical results for this business have been reflected as discontinued operations. With the sale of Falling Springs, there is no longer an Other segment to report.
Information by business segment and geographic area for the last three years is provided below. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $261.9 million in 2013, $264.0 million in 2012 and $280.3 million in 2011. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In Thousands)	2013	2012	2011
Film Products	$621,239	$611,877	$535,540
Aluminum Extrusions	309,482	245,465	240,392
Total net sales	930,721	857,342	775,932
Add back freight	28,625	24,846	18,488
Sales as shown in consolidated statements of income	$959,346	$882,188	$794,420

Operating Profit
(In Thousands)	2013	2012	2011
Film Products:
Ongoing operations	$70,966	$69,950	$59,493
Plant shutdowns, asset impairments, restructurings and other (a)	(671)	(109)	(6,807)
Aluminum Extrusions:
Ongoing operations	18,291	9,037	3,457
Plant shutdowns, asset impairments, restructurings and other (a)	(2,748)	(5,427)	58
Total	85,838	73,451	56,201
Interest income	594	418	1,023
Interest expense	2,870	3,590	1,926
Gain (loss) on investment accounted for under the fair value method (a)	3,400	16,100	1,600
Unrealized loss on investment property	1,018	—	—
Stock option-based compensation expense	1,155	1,432	1,940
Corporate expenses, net (a)	31,857	23,443	16,169
Income from continuing operations before income taxes	52,932	61,504	38,789
Income taxes (a)	16,995	18,319	10,244
Income from continuing operations	35,937	43,185	28,545
Income (loss) from discontinued operations (a)	(13,990)	(14,934)	(3,690)
Net income (loss)	$21,947	$28,251	$24,855

(a)
See Notes 1, 3, 4 and 18 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.

(b)
We recognize in the balance sheets the funded status of each of our defined benefit pension and other postretirement plans. The funded status of our defined benefit pension plan was a net liability of $42.5 million, $83.3 million and $57.8 million in “Other noncurrent liabilities” as of December 31, 2013, 2012 and 2011, respectively. See Note 14 for more information on our pension and other postretirement plans.

(c)
The difference between total consolidated sales as reported in the consolidated statements of income and segment and geographic net sales reported in this note is freight of $28.6 million in 2013, $24.8 million in 2012 and $18.5 million in 2011.

(d)
Information on exports and foreign operations are provided on the next page. Cash and cash equivalents includes funds held in locations outside the U.S. of $38.6 million and $28.6 million at December 31, 2013 and 2012, respectively. Export sales relate almost entirely to Film Products. Operations outside the U.S. in The Netherlands, Hungary, China, Italy (sold in 2011), Brazil and India also relate to Film Products. Sales from our locations in The Netherlands, Hungary and Italy are primarily to customers located in Europe. Sales from our locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia. Sales activity at the new film products manufacturing facility in India was not significant in 2011.

Identifiable Assets
(In Thousands)	2013	2012
Film Products	$556,873	$551,842
Aluminum Extrusions	134,928	129,279
Subtotal	691,801	681,121
General corporate (b)	48,590	53,222
Cash and cash equivalents (d)	52,617	48,822
Total	$793,008	$783,165

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2013	2012	2011	2013	2012	2011
Film Products	$35,332	$39,202	$36,315	$64,867	$30,484	$13,107
Aluminum Extrusions	9,202	9,984	8,333	14,742	2,332	2,697
Subtotal	44,534	49,186	44,648	79,609	32,816	15,804
General corporate	121	73	75	52	436	76
Continuing operations	44,655	49,259	44,723	79,661	33,252	15,880
Discontinued operations	—	10	12	—	—	—
Total	$44,655	$49,269	$44,735	$79,661	$33,252	$15,880

Net Sales by Geographic Area (d)
(In Thousands)	2013	2012	2011
United States	$534,346	$480,041	$462,479
Exports from the United States to:
Asia	82,235	57,639	56,050
Canada	46,481	46,948	49,428
Europe	6,984	5,186	6,171
Latin America	3,505	3,145	4,413
Operations outside the United States:
Brazil	109,415	121,373	43,528
The Netherlands	68,471	67,758	80,509
Hungary	43,482	41,285	33,824
China	28,702	30,636	32,740
India	7,100	3,331	—
Italy	—	—	6,790
Total (c)	$930,721	$857,342	$775,932

	Identifiable Assets by Geographic Area (d)		Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2013	2012	2013	2012
United States (b)	$419,234	$412,822	$141,444	$126,072
Operations outside the United States:
Brazil	191,415	181,663	99,956	77,723
The Netherlands	32,156	37,076	14,172	19,443
China	25,165	25,167	14,430	16,584
Hungary	17,681	17,887	7,461	7,782
India	6,150	6,506	4,007	4,653
General corporate (b)	48,590	53,222	1,090	1,160
Cash and cash equivalents (d)	52,617	48,822	n/a	n/a
Total	$793,008	$783,165	$282,560	$253,417
See footnotes on prior page and a reconciliation of net sales to sales as shown in the consolidated statements of income.

Net Sales by Product Group
(In Thousands)	2013	2012	2011
Film Products:
Personal care materials	$339,559	$327,161	$352,376
Flexible packaging films	125,712	138,028	28,256
Surface protection films	90,182	69,627	69,452
Polyethylene overwrap and polypropylene films	56,590	63,796	67,282
Films for other markets	9,196	13,265	18,174
Subtotal	621,239	611,877	535,540
Aluminum Extrusions:
Nonresidential building & construction	179,437	165,159	166,229
Consumer durables	39,565	12,259	4,784
Residential building & construction	22,055	23,555	31,444
Machinery & equipment	21,936	8,773	5,665
Transportation	19,919	11,757	13,176
Distribution	13,115	15,227	14,700
Electrical	12,822	6,140	4,394
Other	633	2,595	—
Subtotal	309,482	245,465	240,392
Total	$930,721	$857,342	$775,932
See footnotes on prior pages and a reconciliation of net sales to sales as shown in the consolidated statements of income.

6	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:

(In Thousands)	2013	2012
Trade, less allowance for doubtful accounts and sales returns of $3,327 in 2013 and $3,552 in 2012	$94,684	$96,686
Other	4,562	4,112
Total	$99,246	$100,798
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2013 is as follows:

(In Thousands)	2013	2012	2011
Balance, beginning of year	$3,552	$3,539	$5,286
Charges to expense	1,874	1,589	1,525
Recoveries	(1,760)	(1,076)	(1,489)
Write-offs	(285)	(588)	(2,508)
Foreign exchange and other	(54)	88	725
Balance, end of year	$3,327	$3,552	$3,539

7	INVENTORIES
Inventories consist of the following:

(In Thousands)	2013	2012
Finished goods	$14,953	$16,138
Work-in-process	7,750	7,451
Raw materials	24,477	28,758
Stores, supplies and other	23,483	22,323
Total	$70,663	$74,670
Inventories stated on the LIFO basis amounted to $10.0 million at December 31, 2013 and $10.9 million at December 31, 2012, which are below replacement costs by approximately $15.8 million at December 31, 2013 and $20.5 million at December 31, 2012. During 2013, 2012 and 2011, certain inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $0.9 million in Film Products in 2013, $2.7 million in 2012 ($1.1 million in Film Products and $1.6 million in Aluminum Extrusions) and $1.1 million in Film Products in 2011.

8	GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangibles at December 31, 2013 and 2012, and related amortization periods for continuing operations are as follows:

(In Thousands)	2013	2012	Amortization Periods
Goodwill	$172,788	$176,620	Not amortized
Other identifiable intangibles:
Customer relationships (cost basis of $31,357 in 2013 and 34,135 in 2012)	25,962	31,163	10-12 years
Proprietary technology (cost basis of $18,851 in 2013 and $19,624 in 2012)	14,356	17,145	Not more than 15 years
Tradenames	12,594	13,332	Indefinite life
Non-compete agreements (cost basis of $4,154 in 2013 and 2012)	600	2,359	2 years
Total carrying value of other intangibles	53,512	63,999
Total carrying value of goodwill and other intangibles	$226,300	$240,619
A reconciliation of the beginning and ending balance of goodwill for each of the three years in the period ended December 31, 2013 is as follows:

(In Thousands)	2013	2012	2011
Net carrying value of goodwill, beginning of year	$176,620	$165,372	$103,639
Acquisitions	—	13,695	63,214
Increase (decrease) due to foreign currency translation	(3,832)	(2,447)	(1,481)
Net carrying value of goodwill, end of year	$172,788	$176,620	$165,372
At December 31, 2013, the goodwill balance was $159.1 million for Film Products and $13.7 million for Aluminum Extrusions.

Amortization expense for continuing operations over the next five years is expected to be as follows:

Year	Amount (In Thousands)
2014	$5,643
2015	4,946
2016	4,906
2017	4,906
2018	4,773

9	FINANCIAL INSTRUMENTS
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
In the normal course of business, we enter into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge our margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, we enter into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.0 million (8.4 million pounds of aluminum) at December 31, 2013 and $6.2 million (6.7 million pounds of aluminum) at December 31, 2012.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values in the consolidated balance sheets as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$31	Prepaid expenses and other	$226
Liability derivatives: Aluminum futures contracts	Accrued expenses	$178	Prepaid expenses and other	$88
Net asset (liability)		$(147)		$138
We have future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. We are using fixed rate Euro forward contracts with various settlement dates through February 2014 to hedge exchange rate exposure on these obligations. We had fixed rate forward contracts with outstanding notional amounts of €2.1 million as of December 31, 2013 and €9.9 million as of December 31, 2012.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$47	Prepaid expenses and other	$948
Net asset (liability)		$47		$948
We receive Euro-based royalty payments relating to our operations in Europe. From time to time we use zero-cost collar currency options to hedge a portion of our exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2013 and 2012 as there were no derivatives outstanding related to the hedging of royalty payments with currency options.
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
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2013, 2012, and 2011 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2013	2012	2011	2013	2012	2011
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(868)	$(232)	$(802)	$(77)	$1,421	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(583)	$(1,026)	$308	$—	$—	$—
Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, unrealized net losses from hedges that were discontinued were not significant. As of December 31, 2013, we expect $0.1 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next 12 months.

10	ACCRUED EXPENSES
Accrued expenses consist of the following:

(In Thousands)	2013	2012
Vacation	$7,077	$6,124
Payrolls, related taxes and medical and other benefits	5,679	7,088
Incentive compensation	4,148	3,840
Workers’ compensation and disabilities	2,753	2,457
Contractual indemnification claims (see note 3)	2,604	4,316
Taxes other than federal income and payroll	2,153	3,056
Deferred revenue	1,660	2,564
Other	16,084	13,069
Total	$42,158	$42,514
A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2013 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2011	$237	$—	$1,593	$1,830
For the year ended December 31, 2011:
Charges	541	1,367	—	1,908
Cash spend	(581)	—	(1,593)	(2,174)
Charges against assets	—	(1,367)	—	(1,367)
Balance at December 31, 2011	197	—	—	197
For the year ended December 31, 2012:
Charges	1,562	1,077	2,255	4,894
Cash spend	(1,463)	—	(1,670)	(3,133)
Charges against assets	—	(1,077)	—	(1,077)
Balance at December 31, 2012	296	—	585	881
For the year ended December 31, 2013:
Charges	671	172	569	1,412
Cash spend	(636)	—	(798)	(1,434)
Charges against assets	—	(172)	—	(172)
Balance at December 31, 2013	$331	$—	$356	$687

(a)
Other includes primarily accrued losses on a sub-lease at a facility in Princeton, New Jersey in 2011 and other shutdown-related costs associated with the shutdown of our aluminum extrusions manufacturing facility in Kentland, Indiana in 2013 and 2012.

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
At December 31, 2013, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
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

At December 31, 2013, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $165 million. Total debt due and outstanding at December 31, 2013 is summarized below:

Debt Due and Outstanding at December 31, 2013 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2014	$—	$—	$—
2015	—	—	—
2016	—	—	—
2017	139,000	—	139,000
2018	—	—	—
Total	$139,000	$—	$139,000
We believe we were in compliance with all of our debt covenants as of December 31, 2013. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should we be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

12	SHAREHOLDER RIGHTS AGREEMENT
Pursuant to the Second Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of November 18, 2013, with Computershare Trust Company, N.A., as Rights Agent, one purchase right (a “Right”) is attached to each outstanding share of our Common Stock.  All Rights previously issued under the original Rights Agreement, dated as of June 30, 1999, and the Amended and Restated Rights Agreement, dated as of June 30, 2009, that were appurtenant to shares of Common Stock outstanding at the effective time of the Rights Agreement remain outstanding.
Each Right entitles the registered holder to purchase from Tredegar one one-hundredth of a share of our Series A Participating Cumulative Preferred Stock (the “Preferred Stock”) at an exercise price of $150, subject to adjustment (the "Purchase Price"). The Rights will become exercisable, if not earlier redeemed, only if a person or group (i) acquires beneficial ownership of 20% or more of the outstanding shares of our Common Stock or (ii) commences, or publicly discloses an intention to commence, a tender offer or exchange offer that would result in beneficial ownership by a person or group of 20%

or more of the outstanding shares of our Common Stock (in each case thereby becoming an “Acquiring Person”).  Any person or group that beneficially owned 20% or more of the outstanding shares of our Common Stock as of the first date of public announcement of the adoption of the Rights Agreement will not become an Acquiring Person unless and until such person or group acquires beneficial ownership of additional shares of Common Stock (other than beneficial ownership of any Common Stock which is acquired, whether in the form of options, restricted stock or other equity-linked securities, as compensation for services as an officer or director of the Company) representing one percent (1%) or more of the Common Stock then outstanding.

The Rights Agreement provides that if any person or group becomes an Acquiring Person, each holder of a Right (other than Rights held by an Acquiring Person) will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock or, at the option of Tredegar, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the amount of the Purchase Price.  In addition, in the event that, at any time following the date that a person or group acquires beneficial ownership of 20% or more of the outstanding shares of our Common Stock,  (i) Tredegar is acquired in a merger, statutory share exchange, or other business combination in which Tredegar is not the surviving corporation, or (ii) fifty percent (50%) or more of our assets or earning power is sold or transferred, each holder of a Right (other than Rights held by an Acquiring Person) shall thereafter have the right to receive, upon exercise and payment of the Purchase Price, common stock of the acquiring company (or comparable equity securities of an acquiring entity that is not a corporation) having a value equal to twice the Purchase Price.

The Rights were scheduled to expire on June 30, 2019.  On February 19, 2014, our Board of Directors authorized the termination of the Rights Agreement and the redemption of all of the outstanding Rights, at a redemption price of $.01 per Right to be paid in cash to shareholders of record as of the close of business on March 3, 2014, with the payment date of such redemption price to be on March 7, 2014.

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
A summary of our stock options outstanding at December 31, 2013, 2012 and 2011, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2011	1,017,275	$13.95	to	$19.52	$16.64
Granted	235,800	16.87	to	19.84	19.79
Forfeited and Expired	(51,800)	13.95	to	19.84	16.78
Exercised	(79,775)	13.95	to	18.12	15.11
Outstanding at December 31, 2011	1,121,500	14.06	to	19.84	17.40
Granted	182,100	18.51	to	19.40	19.34
Forfeited and Expired	(50,300)	15.80	to	19.84	19.34
Exercised	(176,600)	14.72	to	18.12	16.33
Outstanding at December 31, 2012	1,076,700	14.06	to	19.84	17.81
Granted	184,700	24.84	to	30.01	24.97
Forfeited and Expired	(34,000)	15.11	to	24.84	21.10
Exercised	(180,600)	14.27	to	19.84	17.32
Outstanding at December 31, 2013	1,046,800	$14.06	to	$30.01	$19.06

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2013:

			Options Outstanding at December 31, 2013				Options Exercisable at December 31, 2013
				Weighted Average		Aggregate Intrinsic Value (In Thousands)			Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices			Shares	Remaining Contractual Life (Years)	Exercise Price		Shares	Weighted Average Exercise Price
$—	to	$15.00	26,000	1.9	$14.06	$384	26,000	$14.06	$384
15.01	to	17.50	346,300	2.2	16.56	4,243	346,300	16.56	4,243
17.51	to	20.00	503,200	4.3	19.02	4,928	397,525	18.93	3,926
20.01	to	25.00	166,800	9.1	24.84	662	—	—	—
25.01	to	30.01	4,500	9.6	30.01	—	—	—	—
Total			1,046,800	4.3	$19.06	$10,217	769,825	$17.70	$8,553
The following table summarizes additional information about non-vested restricted stock outstanding at December 31, 2013:

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)
Outstanding at January 1, 2011	93,850	$17.40	$1,633	150,925	$17.21	$2,598
Granted	51,360	19.42	997	88,900	19.32	1,718
Vested	(18,060)	17.20	(311)	(66,925)	17.68	(1,183)
Forfeited	(1,000)	17.13	(17)	(87,900)	16.93	(1,488)
Outstanding at December 31, 2011	126,150	18.25	2,302	85,000	19.35	1,645
Granted	94,949	19.06	1,810	87,200	18.79	1,638
Vested	(60,357)	18.01	(1,087)	—	—	—
Forfeited	(16,842)	18.82	(317)	(80,400)	19.31	(1,553)
Outstanding at December 31, 2012	143,900	18.82	2,708	91,800	18.85	1,730
Granted	93,425	25.45	2,378	77,200	27.82	2,148
Vested	(58,175)	20.15	(1,172)	—	—	—
Forfeited	(21,300)	20.70	(441)	(36,700)	19.83	(728)
Outstanding at December 31, 2013	157,850	$22.00	$3,473	132,300	$23.81	$3,150
The total intrinsic value of stock options exercised was $1.3 million in 2013, $0.5 million in 2012 and $0.4 million in 2011. The grant-date fair value of stock option-based awards vested was $1.7 million in 2013, $2.1 million in 2012 and $1.9 million in 2011. As of December 31, 2013, there was unrecognized compensation cost of $1.2 million related to stock option-based awards and $1.8 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 1.5 years for stock option-based awards and 1.5 years for non-vested restricted stock and other stock-based awards.
Stock options exercisable totaled 769,825 at December 31, 2013 and 714,800 shares at December 31, 2012. Stock options available for grant totaled 2,361,926 shares at December 31, 2013.

14	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
We sponsor noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and based on plan changes announced in 2006, pay for active participants of the plan was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two of our U.S. manufacturing facilities, the plan will no longer accrue benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
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
The following tables reconcile the changes in benefit obligations and plan assets in 2013 and 2012, and reconcile the funded status to prepaid or accrued cost at December 31, 2013 and 2012:

	Pension Benefits		Other Post- Retirement Benefits
(In Thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation, beginning of year	$302,285	$272,436	$8,879	$8,422
Service cost	3,754	3,657	58	58
Interest cost	12,338	13,084	345	385
Effect of actuarial (gains) losses related to the following:
Discount rate change	(26,848)	26,843	(746)	549
Retirement rate assumptions and mortality table adjustments	(144)	—	—	—
Other	(3,058)	(1,372)	(382)	(243)
Benefits paid	(13,161)	(12,363)	(296)	(292)
Benefit obligation, end of year	$275,166	$302,285	$7,858	$8,879
Change in plan assets:
Plan assets at fair value, beginning of year	$219,035	$214,647	$—	$—
Actual return on plan assets	21,657	14,455	—	—
Employer contributions	5,174	2,296	296	292
Benefits paid	(13,161)	(12,363)	(296)	(292)
Plan assets at fair value, end of year	$232,705	$219,035	$—	$—
Funded status of the plans	$(42,461)	$(83,250)	$(7,858)	$(8,879)
Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(42,461)	(83,250)	(7,858)	(8,879)
Net amount recognized	$(42,461)	$(83,250)	$(7,858)	$(8,879)

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In Thousands, Except Percentages)	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.99%	4.21%	4.95%	4.88%	4.10%	4.90%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.21%	4.95%	5.45%	4.10%	4.90%	5.35%
Expected long-term return on plan assets	7.75%	8.00%	8.25%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$3,754	$3,657	$3,361	$58	$58	$54
Interest cost	12,338	13,084	13,024	345	385	395
Expected return on plan assets	(17,430)	(19,108)	(20,448)	—	—	—
Amortization of prior service costs and gains or losses	15,028	10,377	6,359	(210)	(241)	(264)
Settlement/curtailment	28	99	—	—	—	—
Net periodic benefit cost	$13,718	$8,109	$2,296	$193	$202	$185
Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. Pension and other postretirement liabilities for continuing operations of $50.3 million and $92.1 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at December 31, 2013 and 2012, respectively. The amount of our accumulated benefit obligation is the same as our projected benefit obligation.
At December 31, 2013, the effect of a 1% change in the health care cost trend rate assumptions would be immaterial.
Expected benefit payments for continuing operations over the next five years and in the aggregate for 2019-2023 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2014	$14,398	$474
2015	15,193	495
2016	15,775	511
2017	16,334	521
2018	16,748	533
2019—2023	89,586	2,696
Amounts recognized in 2013, 2012 and 2011 before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension			Other Post-Retirement
(In Thousands)	2013	2012	2011	2013	2012	2011
Prior service cost (benefit)	$270	$(887)	$(1,890)	$—	$—	$—
Net actuarial (gain) loss	116,519	167,009	148,364	(1,773)	(855)	(1,401)

As a result of the decrease in the discount rate and freezing all future service benefits for certain plan participants, pension expense is expected to be $7.5 million in 2014. The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2014 are as follows:

(In Thousands)	Pension	Other Post- Retirement
Prior service cost (benefit)	$183	$—
Net actuarial (gain) loss	11,153	(307)

The percentage composition of assets held by pension plans for continuing operations at December 31, 2013, 2012 and 2011 are as follows:

	% Composition of Plan Assets at December 31,
	2013	2012	2011
Pension plans related to continuing operations:
Fixed income securities	14.0%	14.7%	9.7%
Large/mid-capitalization equity securities	13.8	10.9	15.9
Small-capitalization equity securities	4.8	5.4	6.2
International and emerging market equity securities	11.7	10.0	14.3
Total equity securities	30.3	26.3	36.4
Private equity and hedge funds	48.3	50.0	41.8
Other assets	7.4	9.0	12.1
Total for continuing operations	100.0%	100.0%	100.0%

Our targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets is as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Fixed income securities	32.0%	5.5%
Large/mid-capitalization equity securities	10.0	9.2
Small-capitalization equity securities	4.0	10.5
International and emerging market equity securities	13.0	10.3
Total equity securities	27.0	9.9
Private equity and hedge funds	41.0	8.1
Total for continuing operations	100.0%	7.8%

*	Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.
Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. Other assets are primarily comprised of cash and contracts with insurance companies. Our primary investment objective is to maximize total return with a strong emphasis on the preservation of capital. We believe that over the long term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for our pension plans is about 11.4 years. We expect our required contributions to be approximately $0.2 million in 2014.

Estimates of the fair value of assets held by our pension plans are provided by third parties not affiliated with Tredegar. At December 31, 2013, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2013:
Large/mid-capitalization equity securities	$32,134	$32,134	$—	$—
Small-capitalization equity securities	11,063	11,063	—	—
International and emerging market equity securities	27,271	13,488	13,783	—
Fixed income securities	32,601	17,770	14,831	—
Private equity and hedge funds	112,345	—	103,531	8,814
Other assets	7,871	7,871	—	—
Total plan assets at fair value	$223,285	$82,326	$132,145	$8,814
Contracts with insurance companies	9,420
Total plan assets, December 31, 2013	$232,705
Balances at December 31, 2012:
Large/mid-capitalization equity securities	$23,845	$23,845	$—	$—
Small-capitalization equity securities	11,914	11,914	—	—
International and emerging market equity securities	21,827	8,814	13,013	—
Fixed income securities	32,150	18,080	14,070	—
Private equity and hedge funds	109,690	—	101,334	8,356
Other assets	10,256	10,256	—	—
Total plan assets at fair value	$209,682	$72,909	$128,417	$8,356
Contracts with insurance companies	9,353
Total plan assets, December 31, 2012	$219,035
For fair value measurements of plan assets using significant unobservable inputs (Level 3), a reconciliation of the balances from January 1, 2012 to December 31, 2013 are as follows:

(In Thousands)	Private equity and hedge funds
Balance at January 1, 2012	$6,992
Purchases	3,767
Sales	—
Distributions	(2,094)
Actual return on plan assets still held at year end	(309)
Transfers in and/or out of Level 3	—
Balance at December 31, 2012	$8,356
Purchases	2,864
Sales	—
Distributions	(2,567)
Actual return on plan assets still held at year end	161
Transfers in and/or out of Level 3	—
Balance at December 31, 2013	$8,814

We also have a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from our principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.4 million at December 31, 2013 and $2.8 million at December 31, 2012. Pension expense recognized for this plan was $0.1 million in 2013, $0.1 million in 2012 and $0.1 million in 2011. This information has been included in the preceding pension benefit tables.
Approximately 98 employees at our films manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.5 million in 2013, $0.5 million in 2012 and $0.6 million in 2011. This information has been excluded from the preceding pension benefit tables.

15	SAVINGS PLAN
We have a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation up to Internal Revenue Service (“IRS”) limitations. Effective January 1, 2007, the provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

•	The company makes matching contributions to the savings plan of $1 for every $1 of employee contribution. The maximum matching contribution is currently 5% of base pay.

•
The savings plan includes immediate vesting for active employees of past matching contributions as well as future matching contributions when made (compared with the previous 5-year graded vesting) and automatic enrollment at 3% of base pay unless the employee opts out or elects a different percentage.

We also have a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $2.6 million in 2013, $2.5 million in 2012 and $2.5 million in 2011. Our liability under the restoration plan was $2.2 million at December 31, 2013 (consisting of 75,726 phantom shares of common stock) and $1.6 million at December 31, 2012 (consisting of 78,615 phantom shares of common stock) and valued at the closing market price on those dates.
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
Rental expense for continuing operations was $3.4 million in 2013, $3.6 million in 2012 and $3.2 million in 2011. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2013, are as follows:

Year	Amount (In Thousands)
2014	$2,205
2015	1,513
2016	1,393
2017	1,372
2018	1,327
Remainder	—
Total	$7,810
Contractual obligations for plant construction and purchases of real property and equipment amounted to $14.5 million at December 31, 2013.

17	INCOME TAXES
Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2013	2012	2011
Income from continuing operations before income taxes:
Domestic	$37,380	$35,488	$29,491
Foreign	15,552	26,016	9,298
Total	$52,932	$61,504	$38,789
Current income taxes:
Federal	$15,988	$10,905	$2,958
State	1,416	796	639
Foreign	4,737	7,372	4,500
Total	22,141	19,073	8,097
Deferred income taxes:
Federal	(2,933)	1,212	3,243
State	(852)	163	(211)
Foreign	(1,361)	(2,129)	(885)
Total	(5,146)	(754)	2,147
Total income taxes	$16,995	$18,319	$10,244
The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes for Continuing Operations
	2013	2012	2011
Income tax expense at federal statutory rate	35.0	35.0	35.0
Tax contingency accruals and tax settlements	2.0	(0.5)	0.3
Unremitted earnings from foreign operations	0.9	0.6	1.8
Valuation allowance for capital loss carry-forwards	0.8	1.9	0.9
Non-deductible expenses	0.6	0.3	0.8
Valuation allowance for foreign operating loss carry-forwards	0.5	(0.1)	1.4
State taxes, net of federal income tax benefit	0.1	1.1	1.7
Non-deductible acquisition expenses	—	—	3.5
Deduction for divestiture of subsidiary stock	—	—	(15.3)
Research and development tax credit	(0.4)	—	(1.0)
Changes in estimates related to prior year tax provision	(0.6)	(0.5)	(0.1)
Foreign rate differences	(0.7)	(0.6)	(0.7)
Domestic Production Activities Deduction	(1.4)	(0.6)	—
Tax incentive	(4.7)	(7.0)	(1.8)
Other	—	0.2	(0.1)
Effective income tax rate	32.1	29.8	26.4
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but we anticipate that we will qualify for additional incentives that will extend beyond 2014. The benefit from the tax incentives was $2.5 million (8 cents per share), $4.3 million (13 cents per share) and $0.7 million (2 cents per share) in 2013, 2012 and 2011, respectively.

Deferred tax liabilities and deferred tax assets at December 31, 2013 and 2012, are as follows:

(In Thousands)	2013	2012
Deferred tax liabilities:
Amortization of goodwill	$47,521	$47,956
Depreciation	29,994	34,110
Foreign currency translation gain adjustment	8,620	8,795
Derivative financial instruments	432	568
Total deferred tax liabilities	86,567	91,429
Deferred tax assets:
Pensions	14,813	30,488
Employee benefits	11,124	10,532
Excess capital losses and book/tax basis differences on investments	4,316	4,923
Asset write-offs, divestitures and environmental accruals	3,734	3,234
Inventory	2,292	2,086
Tax benefit on state and foreign NOL and credit carryforwards	1,871	1,676
Allowance for doubtful accounts	639	756
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	600	236
Other	2,030	974
Deferred tax assets before valuation allowance	41,419	54,905
Less: Valuation allowance	20,019	18,635
Total deferred tax assets	21,400	36,270
Net deferred tax liability	$65,167	$55,159
Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$70,795	$60,773
Current deferred tax assets in excess of liabilities	5,628	5,614
Net deferred tax liability	$65,167	$55,159
Except as noted below, we believe that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. A valuation allowance of $1.7 million at December 31, 2013 and $1.3 million at December 31, 2012, respectively, is recorded against the tax benefit on state and foreign net operating loss carryforwards for possible future tax benefits on domestic state and foreign operating losses generated by certain foreign and domestic subsidiaries that may not be recoverable in the carry-forward period. In addition, the valuation allowance for excess capital losses from investments and other related items was increased from $15.5 million at December 31, 2012 to $16.4 million at December 31, 2013 due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. The valuation allowance for asset impairments in foreign jurisdictions where we believe it is more likely than not that the deferred tax asset will not be realized was $1.9 million in 2013 and 2012.
A reconciliation of our unrecognized uncertain tax positions since January 1, 2011, is shown below:

	Years Ended December 31,
(In Thousands)	2013	2012	2011
Balance at beginning of period	$910	$1,025	$1,065
Increase (decrease) due to tax positions taken in:
Current period	643	432	185
Prior period	686	(21)	10
Increase (decrease) due to settlements with taxing authorities	—	(398)	—
Reductions due to lapse of statute of limitations	—	(128)	(235)
Balance at end of period	$2,239	$910	$1,025

Additional information related to our unrecognized uncertain tax positions since January 1, 2011 is summarized below:

	Years Ended December 31,
(In Thousands)	2013	2012	2011
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$2,239	$910	$1,025
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(540)	(212)	(219)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	1,699	698	806
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $100, $(300) and $200 reflected in income tax expense in the income statement in 2013, 2012 and 2011, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	156	60	373
Related deferred income tax assets recognized on interest and penalties	(60)	(23)	(141)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	96	37	232
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,795	$735	$1,038
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2010. We believe that it is reasonably possible that approximately $1.0 million of the balance of unrecognized state tax positions may be recognized within the next twelve months as a result of a lapse of the statute of limitations.

18	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2013 (as shown in the segment operating profit table in Note 5) totaled $3.4 million ($2.2 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2013 included:

•
A fourth quarter charge of $1.5 million ($0.9 million after taxes), a third quarter charge of $0.1 million ($62,000 after taxes) and a second quarter charge of $85,000 ($53,000 after taxes) related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A third quarter charge of $45,000 ($28,000 after taxes), a second quarter charge of $0.4 million ($0.2 million after taxes) and a first quarter charge of $0.2 million ($94,000 after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) and a third quarter charge of $0.2 million ($83,000 after taxes) associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee related costs of $0.3 million and asset impairments of $0.2 million;

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) in Aluminum Extrusions and a first quarter charge of $0.1 million ($67,000 after taxes) in Film Products associated with severance and other employee related costs in connection with restructurings;

•
A second quarter charge of $90,000 ($54,000 after taxes) and a first quarter charge of $0.1 million ($63,000 after taxes) for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•
A second quarter loss of $91,000 ($91,000 after taxes) related to the sale of previously impaired machinery and equipment at our film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income).

Results in 2013 include an unrealized gain on our investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $3.4 million ($2.2 million after taxes). An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.4 million ($0.3 million after taxes) was recorded in 2013 as a result of a reduction in the fair value of our investment that is not expected to be temporary. We also recorded an unrealized loss on our investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. See Note 4 for additional information on investments.
We have announced that we will be closing our film products manufacturing facility in Red Springs, North Carolina in June 2014. The plant, which is a leased facility, is solely dedicated to producing babycare elastic laminate films for P&G, and P&G has informed us that we will lose this volume when it consolidates its suppliers for North American product needs. The Red Springs manufacturing facility currently employs 66 people, and we estimate that charges incurred related to the shutdown, which primarily consist of severance and other employee-related costs, will be approximately $1.3 million.
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

Total acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions were $2.0 million in 2012. Acquisition-related expenses of $0.8 million were recorded to “Corporate expenses, net” in the segment operating profit table in Note 5 during the first and second quarters of 2012, and as noted above, acquisitions-related expenses of $1.2 million were recorded to “Losses associated with plant shutdowns, asset impairments, restructurings and other charges” for Aluminum Extrusions in the segment operating profit table in Note 5 during the third and fourth quarters of 2012.
Results in 2012 include an unrealized gain from our investment in kaléo of $16.1 million ($10.2 million after taxes), which is accounted for under the fair value method. An unrealized loss on our investment in Harbinger of $1.1 million ($0.7 million after taxes) was recorded in 2012 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 4 for additional information on investments.
Aluminum Extrusions closed its manufacturing facility in Kentland, Indiana in August 2012. The plant, whose core market was residential construction, previously employed 146 people. We estimate that charges incurred related to the shutdown will be approximately $4.5 million, and include accelerated depreciation on property, plant and equipment of approximately $2.4 million, severance and other employee-related charges of approximately $1.2 million and other shutdown-related costs of approximately $1 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges, partially offset by adjustment for inventories accounted for under the LIFO method. Most of these shutdown charges, which include cash expenditures of approximately $3.5 million, are expected to be recognized over a period of 18 months.
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

Results in 2011 include an unrealized gain on our investment in kaléo of $1.6 million ($1.0 million after taxes), which is accounted for under the fair value method. An unrealized loss on our investment in Harbinger of $0.6 million ($0.4 million after taxes) was recorded in 2011 as a result of a reduction in the fair value of our investment that is not expected to be temporary. See Note 4 for additional information on investments.
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
In November 2009, the 3M Company (“3M”) filed a patent infringement complaint in the United States District Court for the District of Minnesota (“Minnesota District Court”) against our film products business. The complaint alleges infringement upon elastic film technology patents held by 3M and seeks unspecified compensatory and enhanced damages associated with our sales of certain elastic film product lines, which include our FabriFlex™ and FlexFeel™ family of products.
Following the issuance of a “Markman” Memorandum Opinion by the Minnesota District Court in November 2011, 3M filed a stipulation of non-infringement related to this matter in February 2012. 3M then filed an appeal with the U.S. Federal Circuit Court of Appeals regarding the “Markman” Memorandum Opinion. In August 2013, the U.S. Federal Circuit Court of Appeals issued an opinion that remanded this patent infringement complaint back to the Minnesota District Court for further consideration. Despite this ruling, we believe that we have sufficient defenses to prevail, and we intend to defend our position vigorously. In the event that we do not prevail in this matter, we do not anticipate that any damages awarded to 3M, which would be in the form of a lump sum payment, will be material to our consolidated financial position. We expect to incur legal expenses of approximately $3 million in the next 12 to 18 months as we defend against this matter.

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

20	SELECTED QUARTERLY FINANCIAL DATA
Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2013
Sales	$241,526	$243,530	$243,194	$231,096
Gross profit	36,836	37,540	37,253	34,417
Income from continuing operations	9,517	9,590	7,428	9,402
Income (loss) from discontinued operations	(5,240)	(8,300)	(450)	—
Net income	$4,277	$1,290	$6,978	$9,402
Earnings (loss) per share:
Basic
Continuing operations	$0.30	$0.30	$0.23	$0.29
Discontinued operations	(0.16)	(0.26)	(0.01)	—
Net income	$0.14	$0.04	$0.22	$0.29
Diluted
Continuing operations	$0.29	$0.29	$0.23	$0.29
Discontinued operations	(0.16)	(0.25)	(0.02)	—
Net income	$0.13	$0.04	$0.21	$0.29
Shares used to compute earnings (loss) per share:
Basic	32,076	32,187	32,201	32,222
Diluted	32,480	32,635	32,658	32,622
For the year ended December 31, 2012
Sales	$216,644	$215,859	$216,648	$233,038
Gross profit	35,450	33,435	38,087	37,710
Income from continuing operations	7,737	7,388	14,210	13,850
Income (loss) from discontinued operations	(4,739)	(35)	(6,783)	(3,377)
Net income (loss)	$2,998	$7,353	$7,427	$10,473
Earnings (loss) per share:
Basic
Continuing operations	$0.24	$0.23	$0.44	$0.43
Discontinued operations	(0.15)	—	(0.21)	(0.10)
Net income (loss)	$0.09	$0.23	$0.23	$0.33
Diluted
Continuing operations	$0.24	$0.23	$0.44	$0.43
Discontinued operations	(0.15)	—	(0.21)	(0.10)
Net income (loss)	$0.09	$0.23	$0.23	$0.33
Shares used to compute earnings (loss) per share:
Basic	32,010	32,051	32,052	32,016
Diluted	32,393	32,101	32,101	32,176

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated: February 28, 2014	By	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

Signature		Title

/s/	Nancy M. Taylor	President, Chief Executive Officer and Director
	(Nancy M. Taylor)	(Principal Executive Officer)

/s/	Kevin A. O’Leary	Vice President, Chief Financial Officer and Treasurer
	(Kevin A. O’Leary)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Controller and Assistant Treasurer
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	R. Gregory Williams	Chairman of the Board of Directors
(R. Gregory Williams)

/s/	William M. Gottwald	Vice Chairman of the Board of Directors
(William M. Gottwald)

/s/	Austin Brockenbrough, III	Director
(Austin Brockenbrough, III)

/s/	Donald T. Cowles	Director
(Donald T. Cowles)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	John D. Gottwald	Director
(John D. Gottwald)

/s/	George A. Newbill	Director
(George A. Newbill)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

EXHIBIT INDEX

2.1
Stock Purchase Agreement, made as of October 1, 2012, by and among The William L. Bonnell Company, Inc., AACOA, Inc., the shareholders of AACOA, Inc., and Daniel G. Formsma, as the representative of the shareholders of AACOA, Inc. (filed as Exhibit 2.1 to Tredegar Corporation’s (“Tredegar’s”) Current Report on Form 8-K (File No. 1-10258), filed on October 3, 2012, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

2.2
Membership Interest Purchase Agreement, dated as of October 14, 2011, by and among TAC Holdings, LLC, Gaucho Holdings B.V. and Tredegar Film Products Corporation (filed as Exhibit 2.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 19, 2011, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

3.1
Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar, as of May 24, 2013 (filed as Exhibit 3.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013 and incorporated herein by reference

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2
Second Amended and Restated Rights Agreement, dated as of November 18, 2013, by and between Tredegar and Computershare Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 4 to Tredegar’s Registration Statement on Form 8-A/A (File No. 1-10258) filed on November 19, 2013, and incorporated herein by reference)

4.3
Credit Agreement, dated as of April 23, 2012, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Citizens Bank of Pennsylvania, HSBC Bank USA, National Association, PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 26, 2012, and incorporated herein by reference)

4.3.1
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

+*10.6	Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan

*10.6.1
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7
Tredegar Amended and Restated Incentive Plan (filed as Exhibit 10.9 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2005, and incorporated herein by reference)

*10.8
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.9
Transfer Agreement, by and between AFBS, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.17 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

10.10
Intellectual Property Transfer Agreement, by and between AFBS, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.18 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

10.11
Unit Purchase Agreement, by and between Therics, Inc., AFBS, LLC and Randall R. Theken, dated as of June 30, 2005 (filed as Exhibit 10.19 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

10.12
Payment Agreement, by and between AFBS, Inc. and Therics, LLC, dated as of June 30, 2005 (filed as Exhibit 10.20 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on July 1, 2005, and incorporated herein by reference)

*10.13
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2013, and incorporated herein by reference)

*10.14
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2013, and incorporated herein by reference)

*10.15
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 27, 2013, and incorporated herein by reference)

*10.16
Amended and Restated Severance Agreement, effective as of February 3, 2014, between Tredegar and Nancy M. Taylor (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed February 10, 2014, and incorporated herein by reference)

*10.17
Consulting Agreement, dated May 21, 2013, between Tredegar and Duncan A. Crowdis (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 22, 2013, and incorporated herein by reference)

*10.18
Consulting Agreement, dated May 21, 2013, between Tredegar and Larry J. Scott (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 22, 2013, and incorporated herein by reference)

10.19
Consulting Agreement, dated March 28, 2012, between the Company and MOMO Partners LLC and Monica Moretti (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 29, 2012, and incorporated herein by reference)

*10.20
Amended and Restated Severance Agreement, effective February 3, 2014, between the Company and Kevin A. O’Leary (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

*10.21
Amended and Restated Severance Agreement, effective February 3, 2014, between the Company and A. Brent King (filed as Exhibit 10.4 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

*10.22
Amended and Restated Severance Agreement, effective February 3, 2014, between the Company and Mary Jane Hellyar (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

+*10.23	Summary of Director Compensation for Fiscal 2013

10.24
Agreement, dated as of February 19, 2014, by and amoung Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

21	Subsidiaries of Tredegar

23.1	Consent of PricewaterhouseCoopers, LLC, Independent Registered Public Accounting Firm

23.2	Consent of Dixon Hughes Goodman, LLP, Independent Registered Public Accounting Firm

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

99	kaléo, Inc., separate financial statements and Report of Independent Registered Accounting Firm

101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith