Form 10-Q
period 2014-03-31
TREDEGAR CORP
filed 2014-05-01
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares of Common Stock, no par value, outstanding as of April 28, 2014: 32,376,304.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$45,227	$52,617
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,679 in 2014 and $3,327 in 2013	118,584	99,246
Inventories	70,530	70,663
Deferred income taxes	5,642	5,628
Prepaid expenses and other	5,188	6,353
Total current assets	245,171	234,507
Property, plant and equipment, at cost	811,603	798,839
Less accumulated depreciation	524,182	516,279
Net property, plant and equipment	287,421	282,560
Goodwill and other intangibles, net	226,672	226,300
Other assets and deferred charges	49,266	49,641
Total assets	$808,530	$793,008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$91,461	$82,795
Accrued expenses	37,552	42,158
Income taxes payable	3,609	114
Total current liabilities	132,622	125,067
Long-term debt	134,000	139,000
Deferred income taxes	70,581	70,795
Other noncurrent liabilities	55,157	55,482
Total liabilities	392,360	390,344
Commitments and contingencies (Notes 1, 3 and 14)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,377,204 at March 31, 2014 and 32,305,145 at December 31, 2013)	21,225	20,641
Common stock held in trust for savings restoration plan	(1,423)	(1,418)
Foreign currency translation adjustment	(14,110)	(19,205)
Gain (loss) on derivative financial instruments	957	765
Pension and other postretirement benefit adjustments	(70,108)	(71,848)
Retained earnings	479,629	473,729
Total shareholders’ equity	416,170	402,664
Total liabilities and shareholders’ equity	$808,530	$793,008
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues and other items:
Sales	$235,213	$241,526
Other income (expense), net	(94)	824
	235,119	242,350
Costs and expenses:
Cost of goods sold	190,694	197,488
Freight	6,770	7,202
Selling, general and administrative	18,319	18,496
Research and development	2,979	3,164
Amortization of intangibles	1,395	1,775
Interest expense	630	690
Asset impairments and costs associated with exit and disposal activities	1,245	254
Total	222,032	229,069
Income from continuing operations before income taxes	13,087	13,281
Income taxes from continuing operations	4,608	3,764
Income from continuing operations	8,479	9,517
Loss from discontinued operations	—	(5,240)
Net income	$8,479	$4,277

Earnings (loss) per share:
Basic
Continuing operations	$0.26	$0.30
Discontinued operations	—	(0.16)
Net income	$0.26	$0.14
Diluted
Continuing operations	$0.26	$0.29
Discontinued operations	—	(0.16)
Net income	$0.26	$0.13
Shares used to compute earnings per share:
Basic	32,242	32,076
Diluted	32,621	32,480
Dividends per share	$0.07	$0.07
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$8,479	$4,277
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $125 in 2014 and tax benefit of $634 in 2013)	5,095	865
Derivative financial instruments adjustment (net of tax of $117 in 2014 and tax benefit of $299 in 2013)	192	(518)
Amortization of prior service costs and net gains or losses (net of tax of $997 in 2014 and $1,336 in 2013)	1,740	2,313
Other comprehensive income	7,027	2,660
Comprehensive income	$15,506	$6,937
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,479	$4,277
Adjustments for noncash items:
Depreciation	8,751	9,478
Amortization of intangibles	1,395	1,775
Deferred income taxes	(2,157)	(1,048)
Accrued pension and postretirement benefits	2,252	3,403
Gain on investment accounted for under the fair value method	—	(1,100)
Loss on asset impairments and divestitures	400	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(18,912)	(16,679)
Inventories	304	(4,486)
Income taxes recoverable/payable	3,502	5,861
Prepaid expenses and other	1,360	1,173
Accounts payable and accrued expenses	4,223	6,140
Other, net	445	(39)
Net cash provided by operating activities	10,042	8,755
Cash flows from investing activities:
Capital expenditures	(10,153)	(10,344)
Proceeds from the sale of business	—	306
Proceeds from the sale of assets and other	—	168
Net cash used in investing activities	(10,153)	(9,870)
Cash flows from financing activities:
Borrowings	8,000	6,250
Debt principal payments and financing costs	(13,000)	(16,250)
Dividends paid	(2,261)	(2,263)
Proceeds from exercise of stock options and other	(139)	2,101
Net cash used in financing activities	(7,400)	(10,162)
Effect of exchange rate changes on cash	121	140
Increase (decrease) in cash and cash equivalents	(7,390)	(11,137)
Cash and cash equivalents at beginning of period	52,617	48,822
Cash and cash equivalents at end of period	$45,227	$37,685
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2013	$20,641	$473,729	$(1,418)	$(19,205)	$765	$(71,848)	$402,664
Net income	—	8,479	—	—	—	—	8,479
Foreign currency translation adjustment (net of tax of $125)	—	—	—	5,095	—	—	5,095
Derivative financial instruments adjustment (net of tax of $117)	—	—	—	—	192	—	192
Amortization of prior service costs and net gains or losses (net of tax of $997)	—	—	—	—	—	1,740	1,740
Cash dividends declared ($.07 per share)	—	(2,261)	—	—	—	—	(2,261)
Stock-based compensation expense	634	—	—	—	—	—	634
Shareholder Rights Plan redemption	—	(323)	—	—	—	—	(323)
Issued upon exercise of stock options & other	(50)	—	—	—	—	—	(50)
Tredegar common stock purchased by trust for savings restoration plan	—	5	(5)	—	—	—	—
Balance March 31, 2014	$21,225	$479,629	$(1,423)	$(14,110)	$957	$(70,108)	$416,170
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2014, the consolidated results of operations for the three months ended March 31, 2014 and 2013, the consolidated cash flows for the three months ended March 31, 2014 and 2013, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2014. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2013 that is included herein was derived from the audited consolidated financial statements provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Form 10-K. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

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

In the second quarter of 2013, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to the resolution of contractual obligations related to income taxes, the total purchase price (net of cash acquired) was $54.1 million, which includes $0.6 million that was received from the seller during the third quarter of 2013. The purchase price was funded using financing secured from the Company's existing $350 million revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets (net of cash) acquired and liabilities assumed, the estimated purchase price allocation was as follows:

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

3.
On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. An accrual of $5.2 million ($5.2 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters in the first quarter of 2013 (none in the first quarter of 2014).

4.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 11, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2014 include:

•	Pretax charges of $0.8 million associated with severance and other employee-related costs associated with restructurings in Film Products; and

•
Pretax charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairments of $0.2 million.

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2013 include:

•	Net pretax charges of $0.2 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•	Pretax charges of $0.1 million associated with severance and other employee-related costs associated with restructurings in Film Products; and

•
Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions.

Results in the first quarter of 2013 include an unrealized gain on the Company's investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $1.1 million ($0.7 million after taxes) (no unrealized gain (loss) in the first quarter of 2014). An unrealized loss (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company's investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.2 million ($0.1 million after taxes) was recorded in the first quarter of 2014 as a result of a reduction in the value of the investment that is not expected to be temporary. See Note 8 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the three months ended March 31, 2014 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at December 31, 2013	$331	$—	$356	$687
Changes in 2014:
Charges	1,077	168	—	1,245
Cash spent	(76)	—	(155)	(231)
Charges against assets	—	(168)	—	(168)
Balance at March 31, 2014	$1,332	$—	$201	$1,533

(a)	Other includes other shutdown-related costs associated with the shutdown of the Company's aluminum extrusions manufacturing facility in Kentland, Indiana.

5.	The components of inventories are as follows:

(In Thousands)	March 31, 2014	December 31, 2013
Finished goods	$16,450	$14,953
Work-in-process	8,160	7,750
Raw materials	21,459	24,477
Stores, supplies and other	24,461	23,483
Total	$70,530	$70,663

6.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In Thousands)	2014	2013
Weighted average shares outstanding used to compute basic earnings per share	32,242	32,076
Incremental dilutive shares attributable to stock options and restricted stock	379	404
Shares used to compute diluted earnings per share	32,621	32,480
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. During the three months ended March 31, 2014 and 2013 average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 114,850 and 60,067, respectively.

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	5,095	169	—	5,264
Amounts reclassified from accumulated other comprehensive income (loss)	—	23	1,740	1,763
Net other comprehensive income (loss) - current period	5,095	192	1,740	7,027
Ending balance, March 31, 2014	$(14,110)	$957	$(70,108)	$(83,261)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	865	(492)	—	373
Amounts reclassified from accumulated other comprehensive income (loss)	—	(26)	2,313	2,287
Net other comprehensive income (loss) - current period	865	(518)	2,313	2,660
Ending balance, March 31, 2013	$996	$475	$(101,158)	$(99,687)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(37)	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	(37)
Income tax expense (benefit)	(14)	Income taxes
Total, net of tax	$(23)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,737)	(a)
Income tax expense (benefit)	(997)	Income taxes
Total, net of tax	$(1,740)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

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

8.
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company. The mission of kaléo is to set a new standard in life-saving personal medical products designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. Tredegar's ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

At March 31, 2014 and December 31, 2013, the estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheet) was $37.1 million. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of the Company's investment in kaléo will be made in the period during which changes can be quantified.
The Company did not recognize an unrealized gain or loss on its investment in kaléo in the first quarter of 2014. In 2014, the weighted average cost of capital used to discount cash flow projections was decreased to reflect lower product risk after the U.S. Food and Drug Administration's approval of kaléo's naloxone auto-injector for emergency treatment of known or suspected opioid overdoses and reduced funding risk subsequent to kaléo securing new debt financing, both of which occurred in April 2014. The favorable impact of a lower weighted average cost of capital used to discount cash flow projections was offset by adjustments to the amount and timing of the projected receipt of royalty and milestone payments from commercial sales of kaléo's licensed epinephrine auto-injector for treatment of allergic reactions. The Company recognized an unrealized gain on its investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $1.1 million in the first quarter of 2013. The unrealized gain in the first quarter of 2013 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 55% for their high degree of risk.
The fair market valuation of the Company's interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar's interest in kaléo was 45% at March 31, 2014 and 55% at December 31, 2013. At March 31, 2014, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the interest in kaléo by approximately $7 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the interest by approximately $6 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at March 31, 2014 and December 31, 2013 and condensed statement of operations for the three months ended March 31, 2014 and 2013, as reported to the Company by kaléo, are provided below:

(In Thousands)	March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Assets:			Liabilities & Equity:
Cash & cash equivalents	$28,070	$33,560	Long-term debt, net of discount, current portion	$14,852	$5,414
Other current assets	7,570	5,682	Other current liabilities	5,856	4,845
Property & equipment	11,110	10,559	Non-current liabilities	2,698	3,098
Patents	2,487	2,433	Long term debt, net of discount	—	9,372
Other long-term assets	777	445	Redeemable preferred stock	22,211	21,970
			Equity	4,397	7,980
Total assets	$50,014	$52,679	Total liabilities & equity	$50,014	$52,679

	Three Months Ended March 31,
	2014	2013
Revenues & Expenses:
Royalty revenues	$2,558	$1,800
Expenses and other, net	(8,316)	(3,802)
Income tax benefit (expense)	2,239	1,087
Net income (loss)	$(3,519)	$(915)
The Company's investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $2.6 million at March 31, 2014, compared with $2.8 million at December 31, 2013. The carrying value at March 31, 2014 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. The Company recorded an unrealized loss of $0.2 million in the first quarter of 2014 on its investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of the investment that is not expected to be temporary. Withdrawal proceeds were $0.2 million in the first quarter of 2013 (none in the first quarter of 2014). The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2014. Gains on the Company's investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath County, Virginia. The carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $5.9 million at March 31, 2014 and December 31, 2013, respectively.

9.
The Company uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, derivative financial instruments utilized by Tredegar are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the first quarters of 2014 and 2013.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, the Company enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge the margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.6 million (8.9 million pounds of aluminum) at March 31, 2014 and $8.0 million (8.4 million pounds of aluminum) at December 31, 2013.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$208	Accrued expenses	$31
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$(54)	Accrued expenses	$(178)
Net asset (liability)		$154		$(147)
In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments (none at March 31, 2014 and December 31, 2013) are associated with the unwinding of aluminum futures contracts that relate to such cancellations.

Film Products utilizes future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company is using fixed rate Euro forward contracts with various settlement dates through April 2014 to hedge exchange rate exposure on these obligations. The Company had fixed rate forward contracts with outstanding notional amounts of €2.0 million and €2.1 million as of March 31, 2014 and December 31, 2013, respectively.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$7	Prepaid expenses and other	$47
Net asset (liability)		$7		$47
These derivative contracts involve elements of market risk that are not reflected on the consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to any forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to any aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the best and most credit-worthy customers. The counterparties to our foreign currency futures and zero-cost collar contracts are major financial institutions.
The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2014 and 2013 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 31,
	2014	2013	2014	2013
Amount of pre-tax gain (loss) recognized in other comprehensive income	$264	$(387)	$8	$(389)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(37)	$42	$—	$—
As of March 31, 2014, the Company expects $0.1 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three month periods ended March 31, 2014 and 2013, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not significant.

10.
The Company sponsors noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and based on plan changes announced in 2006, pay for active plan participants was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two of Tredegar's U.S. manufacturing facilities, the plan will no longer accrue benefits associated with crediting employees for service, thereby freezing future benefits under the plan.

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2014	2013	2014	2013
Service cost	$544	$870	$13	$18
Interest cost	3,341	3,106	93	89
Expected return on plan assets	(4,558)	(4,329)	—	—
Amortization of prior service costs, gains or losses and net transition asset	2,814	3,690	(77)	(41)
Curtailment charge	81	—	—	—
Net periodic benefit cost	$2,222	$3,337	$29	$66
Pension and other postretirement liabilities for continuing operations of $49.7 million and $50.3 million are included in “Other noncurrent liabilities” in the consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively. The Company's required contributions are expected to be approximately $0.2 million in 2014. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $0.3 million for the year ended December 31, 2013.

11.
The Company's primary business segments are Film Products and Aluminum Extrusions. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. The following table presents net sales and operating profit by segment for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net Sales
Film Products	$149,160	$154,385
Aluminum Extrusions	79,283	79,939
Total net sales	228,443	234,324
Add back freight	6,770	7,202
Sales as shown in the Consolidated Statements of Income	235,213	241,526
Operating Profit
Film Products:
Ongoing operations	16,722	17,007
Plant shutdowns, asset impairments, restructurings and other	(1,245)	(102)
Aluminum Extrusions:
Ongoing operations	4,761	4,614
Plant shutdowns, asset impairments, restructurings and other	—	(253)
Total	20,238	21,266
Interest income	195	78
Interest expense	630	690
Gain on investment accounted for under fair value method	—	1,100
Stock option-based compensation costs	241	316
Corporate expenses, net	6,475	8,157
Income from continuing operations before income taxes	13,087	13,281
Income taxes from continuing operations	4,608	3,764
Income from continuing operations	8,479	9,517
Loss from discontinued operations	—	(5,240)
Net income	$8,479	$4,277
The following table presents identifiable assets by segment at March 31, 2014 and December 31, 2013:

(In Thousands)	March 31, 2014	December 31, 2013
Film Products	$573,335	$556,873
Aluminum Extrusions	142,155	134,928
Subtotal	715,490	691,801
General corporate	47,813	48,590
Cash and cash equivalents	45,227	52,617
Total	$808,530	$793,008

12.
The effective tax rate for income from continuing operations in the first three months of 2014 was 35.2% compared to 28.3% in the first three months of 2013. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the three months ended March 31, 2014 and 2013 are as follows:

	Percent of Income Before Income Taxes
Three Months Ended March 31	2014	2013
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	2.1	1.8
Income tax contingency accruals and tax settlements	1.5	0.6
Unremitted earnings from foreign operations	1.1	0.5
Valuation allowance for capital loss carry-forwards	0.3	(0.3)
Non-deductible expenses	0.2	0.6
Changes in estimates related to prior year tax provision	0.2	(0.2)
Research and development tax credit	—	(2.7)
Valuation allowance for foreign operating loss carry-forwards	(0.4)	1.8
Foreign rate differences	(1.1)	(2.2)
Domestic production activities deduction	(1.6)	(1.4)
Foreign tax incentives	(2.0)	(5.0)
Other	(0.1)	(0.2)
Effective income tax rate for income from continuing operations	35.2	28.3
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings, LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but the Company anticipates that it will qualify for additional incentives that will extend beyond 2014. The benefit from tax incentives was $0.3 million (1 cent per share) and $0.7 million (2 cents per share) in the first three months of 2014 and 2013, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2010.

13.
Pursuant to the Second Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of November 18, 2013, with Computershare Trust Company, N.A., as Rights Agent, one purchase right (a “Right”) was attached to each outstanding share of the Company's Common Stock.  All Rights previously issued under the original Rights Agreement, dated as of June 30, 1999, and the Amended and Restated Rights Agreement, dated as of June 30, 2009, that were appurtenant to shares of Common Stock outstanding at the effective time of the Rights Agreement remained outstanding.

Each Right entitled the registered holder to purchase from Tredegar one one-hundredth of a share of our Series A Participating Cumulative Preferred Stock (the “Preferred Stock”) at an exercise price of $150, subject to adjustment (the "Purchase Price"). The Rights will become exercisable, if not earlier redeemed, only if a person or group (i) acquires beneficial ownership of 20% or more of the outstanding shares of our Common Stock or (ii) commences, or publicly discloses an intention to commence, a tender offer or exchange offer that would result in beneficial ownership by a person or group of 20% or more of the outstanding shares of our Common Stock (in each case thereby becoming an “Acquiring Person”).  Any person or group that beneficially owned 20% or more of the outstanding shares of the Company's Common Stock as of the first date of public announcement of the adoption of the Rights Agreement will not become an Acquiring Person unless and until such person or group acquires beneficial ownership of additional shares of Common Stock (other than beneficial ownership of any Common Stock which is acquired, whether in the form of options, restricted stock or other equity-linked securities, as compensation for services as an officer or director of the Company) representing one percent (1%) or more of the Common Stock then outstanding.

The Rights Agreement provided that if any person or group becomes an Acquiring Person, each holder of a Right (other than Rights held by an Acquiring Person) will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock or, at the option of Tredegar, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the amount of the Purchase Price.  In addition, in the event that, at any time following the date that a person or group acquires beneficial ownership of 20% or more of the outstanding shares of the Company's Common Stock,  (i) Tredegar is acquired in a merger, statutory share exchange, or other business combination in which Tredegar is not the surviving corporation, or (ii) fifty percent (50%) or more of our assets or earning power is sold or transferred, each holder of a Right (other than Rights held by an Acquiring Person) shall thereafter have the right to receive, upon exercise and payment of the Purchase Price, common stock of the acquiring company (or comparable equity securities of an acquiring entity that is not a corporation) having a value equal to twice the Purchase Price.

The Rights were scheduled to expire on June 30, 2019.  On February 19, 2014, the Company's Board of Directors authorized the termination of the Rights Agreement and the redemption of all of the outstanding Rights, at a redemption price of $.01 per Right to be paid in cash to shareholders of record as of the close of business on March 3, 2014. The corresponding redemption payment of $0.3 million was made in the first quarter of 2014.

14.
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil.  The Company contested the applicability of these antidumping duties to the films exported by Terphane, and we filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of antidumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Terphane Purchase Agreement.

In November 2009, the 3M Company (“3M”) filed a patent infringement complaint in the United States District Court for the District of Minnesota (“Minnesota District Court”) against the Company's film products business. The complaint alleges infringement upon elastic film technology patents held by 3M and seeks unspecified compensatory and enhanced damages associated with our sales of certain elastic film product lines, which include our FabriFlex™ and FlexFeel™ family of products.
Following the issuance of a “Markman” Memorandum Opinion by the Minnesota District Court in November 2011, 3M filed a stipulation of non-infringement related to this matter in February 2012. 3M subsequently filed an appeal with the U.S. Federal Circuit Court of Appeals regarding the “Markman” Memorandum Opinion. In August 2013, the U.S. Federal Circuit Court of Appeals issued an opinion that remanded this patent infringement complaint back to the Minnesota District Court for further consideration. Despite this ruling, the Company believes that it has sufficient defenses to prevail and intends to defend its position vigorously. In the event that 3M does prevail in this matter, the Company's management does not anticipate that any damages awarded to 3M, which would be in the form of a lump sum payment, will be material to our consolidated financial position. The Company expects to incur legal expenses of approximately $3 million in the next 12 to 15 months to defend itself in this matter.

15.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. Under the new guidance, an entity would measure its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance has not had a material impact.

In March 2013, the FASB issued updated guidance related to foreign currency matters. The updated guidance attempts to resolve the diversity in practice about the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amended guidance attempts to resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for the first annual period beginning after December 15, 2013, and the adoption of this guidance has not had a material impact.
In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The Company has complied with the provisions of this new standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company (“P&G”); growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the building and construction sector, and are also subject to seasonal slowdowns; substantial international operations subject Tredegar to risks of doing business in foreign countries, which could adversely affect the business, financial condition and results of operations; future performance is influenced by costs incurred by Tredegar's operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2013 Annual Report on Form 10-K (the “2013 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2013 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.
References herein to “Tredegar,” “the Company,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.
Executive Summary
First-quarter 2014 net income from continuing operations was $8.5 million (26 cents per share) compared with $9.5 million (29 cents per share) in the first quarter of 2013. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 8. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three month period ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net Sales
Film Products	$149,160	$154,385
Aluminum Extrusions	79,283	79,939
Total net sales	228,443	234,324
Add back freight	6,770	7,202
Sales as shown in the Consolidated Statements of Income	235,213	241,526
Operating Profit
Film Products:
Ongoing operations	16,722	17,007
Plant shutdowns, asset impairments, restructurings and other	(1,245)	(102)
Aluminum Extrusions:
Ongoing operations	4,761	4,614
Plant shutdowns, asset impairments, restructurings and other	—	(253)
Total	20,238	21,266
Interest income	195	78
Interest expense	630	690
Gain on investment accounted for under fair value method	—	1,100
Stock option-based compensation costs	241	316
Corporate expenses, net	6,475	8,157
Income from continuing operations before income taxes	13,087	13,281
Income taxes from continuing operations	4,608	3,764
Income from continuing operations	8,479	9,517
Loss from discontinued operations	—	(5,240)
Net income	$8,479	$4,277
Film Products
A summary of operating results from ongoing operations for Film Products is provided below:

	Quarter Ended		Favorable/ (Unfavorable) % Change
	March 31,
(In Thousands, Except Percentages)	2014	2013
Sales volume (pounds)	62,623	67,633	(7.4)%
Net sales	$149,160	$154,385	(3.4)%
Operating profit from ongoing operations	$16,722	$17,007	(1.7)%

First-Quarter Results Versus Prior Year First Quarter
Net sales (sales less freight) in the first quarter of 2014 decreased in comparison to the same period in the prior year, primarily due to lower volumes and a reduction in average selling prices. Lower sales volumes had an unfavorable impact of approximately $3.8 million in the first quarter of 2014 compared to the first quarter of 2013. As previously announced, sales of certain babycare elastic laminate films to P&G will be fully eliminated after the second quarter of 2014. Lower sales of these personal care materials to P&G along with reduced volumes and a less favorable sales mix for polyethylene overwrap and flexible packaging films were partially offset by higher volumes for the remaining products within personal care materials. The estimated change in average selling prices had an unfavorable impact on net sales of approximately $1.3 million. Average selling prices decreased primarily due to competitive pricing pressures in personal care materials and flexible packaging films, partially offset by the favorable impact of the contractual pass-through of certain costs, primarily higher average resin prices. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact on first-quarter net sales of approximately $0.1 million.
Operating profit from ongoing operations in the first quarter of 2014 decreased slightly in comparison to the first quarter of 2013. Competitive pricing pressures, primarily in personal care materials and flexible packaging films, had an estimated unfavorable impact on operating profit from ongoing operations of approximately $2.2 million in the current year. Lower volumes for certain babycare elastic laminate films sold to P&G further reduced operating profit from ongoing operations by approximately $1.2 million. The remaining changes in sales volume addressed above had a favorable impact on operating profit from ongoing operations of approximately $1.1 million. Improved operational performance in personal care materials and surface protection films, which was partially offset by higher manufacturing expenses in flexible packaging films, increased operating profit from ongoing operations by approximately $0.4 million.
The change in the dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $1.7 million in the first quarter of 2014 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately negative $0.3 million in the first quarter of 2014 and negative $0.5 million in the first quarter of 2013.
Capital expenditures in Film Products were $8.1 million in the first three months of 2014 compared to $9.4 million in the first three months of 2013. Capital expenditures for the first three months of 2014 and 2013 include approximately $5.4 million and $7.2 million, respectively, for a previously announced project that will expand capacity at the Company's manufacturing facility in Cabo de Santo Aghostino, Brazil. The additional capacity for this project is expected to be available by the end of the second quarter of 2014. Film Products currently estimates that capital expenditures in 2014 will be approximately $49 million, including approximately $15 million for routine capital expenditures required to support operations. Depreciation expense was $6.8 million in the first three months of 2014 and $7.6 million in the first three months of 2013, and is projected to be approximately $29 million in 2014. Amortization expense was $0.9 million in the first three months of 2014 and $1.3 million in the first three months of 2013, and is projected to be approximately $4 million in 2014.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Quarter Ended		Favorable/ (Unfavorable) % Change
	March 31,
(In Thousands, Except Percentages)	2014	2013
Sales volume (pounds)	36,648	35,733	2.6%
Net sales	$79,283	$79,939	(0.8)%
Operating profit from ongoing operations	$4,761	$4,614	3.2%
First-Quarter Results Versus Prior Year First Quarter
Net sales in the first quarter of 2014 decreased slightly in comparison to the first quarter of 2013 due to lower average prices primarily driven by a reduction in average aluminum prices, partially offset by higher sales volumes.
Operating profit from ongoing operations increased by 3.2% in the first quarter of 2014 compared to the first quarter of 2013. Excluding the impact of unanticipated costs as a result of adverse winter weather conditions, operating profit from ongoing operations increased primarily as a result of the favorable impact of lower manufacturing costs, reduced selling, general and administrative expenses and higher sales volumes. Additional utility, distribution and manufacturing costs due to adverse winter weather conditions in the first quarter of 2014 had an estimated unfavorable impact on operating profit from ongoing operations of approximately $1.2 million.
Capital expenditures for Bonnell Aluminum were $2.0 million in the first three months of 2014 compared to $0.9 million in the first three months of 2013. Capital expenditures are projected to be approximately $9 million in 2014, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $1.9 million in the first three months of 2014 compared to $1.8 million in the first three months of 2013, and is projected to be approximately $8.5 million in 2014. Amortization expense was $0.5 million in the first three months of 2014 and $0.5 million in the first three months of 2013, and is projected to be approximately $1.6 million in 2014.
Corporate Expenses, Interest and Taxes
Pension expense was $2.2 million in the first three months of 2014, a favorable change of $1.1 million from the first three months of 2013. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net decreased in 2014 versus 2013 primarily due to the reduction in pension expenses noted above and lower stock-based employee benefit accruals, partially offset by the timing of certain non-recurring corporate expenditures. In 2014, corporate expenses, net included $0.9 million in additional expenses related to responding to a Schedule 13D filed with the SEC by certain shareholders.
Interest expense was $0.6 million in the first three months of 2014 in comparison to $0.7 million in the first three months of 2013.
The effective tax rate used to compute income taxes from continuing operations was 35.2% in the first three months of 2014 compared to 28.3% in the first three months of 2013. Income taxes from continuing operations in the first three months of 2014 were relatively consistent with the federal statutory rate as a result of various mitigating factors, while income taxes from continuing operations in the first three months of 2013 primarily reflect the benefit of foreign tax incentives and the timing of a research and development tax credit. Significant differences between the estimated effective tax rate for income from continuing operations and the U.S. federal statutory rate for 2014 and 2013 are provided in the table provided in Note 12 on page 16.
Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 25.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2013 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2013, there have been no changes in these policies that have had a material impact on results of operations or financial position.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance to address the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. Under the new guidance, an entity would measure its obligation from a joint and several liability arrangement as the sum of the amount the entity agreed with its co-obligors that it will pay, and any additional amount the entity expects to pay on behalf of its co-obligors. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance has not had a material impact.
In March 2013, the FASB issued updated guidance related to foreign currency matters. The updated guidance attempts to resolve the diversity in practice about the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amended guidance attempts to resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for the first annual period beginning after December 15, 2013, and the adoption of this guidance has not had a material impact.
In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The Company has complied with the provisions of this new standard.
Results of Operations
First Quarter 2014 Compared with First Quarter 2013
Overall, sales in the first quarter of 2014 decreased by 2.6% compared with the first quarter of 2013. Net sales (sales less freight) decreased 3.4% in Film Products due to lower volumes and a reduction in average selling prices. Net sales decreased 0.8% in Aluminum Extrusions primarily due to lower average prices primarily driven by a reduction in average aluminum prices, partially offset by higher sales volumes. For more information on net sales and volume, see the executive summary beginning on page 19.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 16.0% in the first quarter of 2014 from 15.3% in the first quarter of 2013. Gross profit as a percentage of sales was favorably impacted by lower pension expenses in the first quarter of 2014 compared to the first quarter of 2013. The gross profit margin in Film Products, which does not include lower pension expenses, increased primarily due to improved operational performance in personal care materials and surface protection films, the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and the positive quarterly lag in the pass-through of average resin costs, partially offset by competitive pricing pressures, primarily in personal care materials and flexible packaging films, and lower volumes for certain babycare elastic laminate films sold to P&G. Gross profit margin in Aluminum Extrusions, which does not include lower pension expenses, was relatively flat as improved pricing was offset by higher utility, distribution and manufacturing costs associated with adverse winter weather conditions in the first quarter of 2014.
As a percentage of sales, selling, general and administrative and R&D expenses were 9.1% in the first quarter of 2014, which was relatively consistent with 9.0% in the first quarter of last year.
Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2014 shown in the segment operating profit table on page 20 include:

•	Pretax charges of $0.8 million associated with severance and other employee-related costs associated with restructurings in Film Products; and

•
Pretax charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairments of $0.2 million.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2013 shown in the segment operating profit table on page 20 include:

•	Net pretax charges of $0.2 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•	Pretax charges of $0.1 million associated with severance and other employee-related costs associated with restructurings in Film Products; and

•
Pretax charges of $0.1 million for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions.

Results in the first quarter of 2013 include an unrealized gain on the Company's investment in kaleo, Inc. (“kaléo”) of $1.1 million ($0.7 million after taxes) (no unrealized gain (loss) in the first quarter of 2014). An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.2 million ($0.1 million after tax) was recorded in the first quarter of 2014 as a result of a reduction in the value of our investment that is not expected to be temporary (none in the first quarter of 2013). See Note 8 for additional information on investments.
On February 12, 2008, the Company sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. Accruals. An accrual of $5.2 million ($5.2 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters in the first quarter of 2013 (none in the first quarter of 2014). All historical results for this business have been reflected as discontinued operations.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.2 million and $0.1 million in the first quarters of 2014 and 2013, respectively. Interest expense was $0.6 million and $0.7 million in the first quarter of 2014 and 2013, respectively. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2014	2013
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$135.8	$123.5
Average interest rate	1.9%	1.8%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$135.8	$123.5
Average interest rate	1.9%	1.8%
The effective tax rate used to compute income taxes from continuing operations for the first quarter of 2014 was 35.2% compared to 28.3% in the first quarter of 2013. The significant differences between the U.S. federal statutory rate and the effective tax rate for income from continuing operations the first three months is shown in the table provided in Note 12 on page 16.

Liquidity and Capital Resources
Changes in operating assets and liabilities from December 31, 2013 to March 31, 2014 are summarized below:

•	Accounts and other receivables increased $19.3 million (19.5%).

•	Accounts receivable in Film Products increased by $9.8 million primarily due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $9.5 million primarily due to the timing of cash receipts.

•	Inventories decreased $0.1 million (0.2%).

•	Inventories in Film Products increased by approximately $1.7 million primarily due to the timing of shipments.

•	Inventories for Aluminum Extrusions decreased by approximately $1.8 million due to the timing of shipments.

•
Net property, plant and equipment increased $4.9 million (1.7%) primarily due to capital expenditures of $10.2 million, partially offset by depreciation expenses of $8.8 million and a change in the value of the U.S. Dollar relative to foreign currencies ($3.5 million increase).

•	Accounts payable increased $8.7 million (10.5%).

•	Accounts payable in Film Products increased $8.5 million due the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions decreased by $0.2 million primarily due the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $4.6 million (10.9%) primarily due to payment of incentive accruals and timing differences associated with various miscellaneous accruals.

•	Net deferred income tax liabilities in excess of assets decreased by $0.2 million. Income taxes payable increased $3.5 million primarily due to the timing of payments.
Cash provided by operating activities was $10.0 million in the first three months of 2014 compared with $8.8 million in the first three months of 2013. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $10.2 million in the first three months of 2014 compared with $9.9 million in the first three months of 2013. Cash used in investing activities in 2014 represents capital expenditures of $10.2 million.
Cash used by financing activities was $7.4 million in the first three months of 2014 and related to the net payments on the revolving credit facility of $5.0 million and the payment of regular quarterly dividends of $2.3 million (7 cents per share). Cash used in financing activities was $10.2 million in the first three months of 2013 and related to net debt principal payments of $10.0 million and the payment of regular quarterly dividends of $2.3 million (7 cents per share).
Further information on cash flows for the three months ended March 31, 2014 and 2013 is provided in the consolidated statements of cash flows on page 5.

The Company has in place a five-year, unsecured revolving credit facility that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of March 31, 2014 were as follows:

Net Capitalization and Indebtedness as of March 31, 2014
(In Thousands)
Net capitalization:
Cash and cash equivalents	$45,227
Debt:
$350 million revolving credit agreement maturing April 23, 2017	134,000
Other debt	—
Total debt	134,000
Debt, net of cash and cash equivalents	88,773
Shareholders’ equity	416,170
Net capitalization	$504,943
Indebtedness as defined in revolving credit agreement:
Total debt	$134,000
Face value of letters of credit	2,683
Other	199
Indebtedness	$136,882
The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25
At March 31, 2014, the interest rate on debt under the revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $172 million was available to borrow at March 31, 2014 based upon the most restrictive covenants.
As of March 31, 2014, Tredegar was in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company's financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
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
As of and for the Twelve Months Ended March 31, 2014 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2014:
Net income	$26,149
Plus:
After-tax losses related to discontinued operations	8,750
Total income tax expense for continuing operations	17,839
Interest expense	2,810
Depreciation and amortization expense for continuing operations	43,548
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $3,772)	5,902
Charges related to stock option grants and awards accounted for under the fair value-based method	1,080
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(711)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(2,300)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	103,067
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(43,548)
Adjusted EBIT as defined in revolving credit agreement	$59,519
Shareholders’ equity at March 31, 2014 as defined in revolving credit agreement	$395,606
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2014:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.33x
Interest coverage ratio (adjusted EBIT-to-interest expense)	21.18x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$129,339
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$349,339
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x

At March 31, 2014, the Company had cash and cash equivalents of $45.2 million, including funds held in locations outside the U.S. of $35.5 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company's intent to permanently reinvest these earnings. The Company has not recorded a deferred liability of approximately $7.1 million related to the U.S. federal income taxes and foreign withholding taxes on approximately $36.1 million of undistributed earnings indefinitely invested outside the U.S. at March 31, 2014.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 25 regarding credit agreement and interest rate exposures.
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

Resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.

The volatility of average quarterly prices of PTA and MEG (raw materials for Film Products) is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 on page 12 for additional information. The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company's natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $85,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2014 and 2013 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2014		2013
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	13	1	12
Latin America	—	10	—	12
Asia	7	4	8	3
Total	13%	27%	14%	27%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
The Company attempts to match the pricing and cost of polyethylene and polypropylene resin-based products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Foreign currency exposure on income from foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
For polyester film-based products manufactured in Brazil, the Company prices its products in U.S. Dollars, and key raw materials are also priced in U.S. Dollars. However, certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real, which exposes our operating margins to some currency exposure.  In general, when the U.S. Dollar is strengthening versus the Brazilian Real, operating results will benefit from relatively lower costs, and when the U.S. Dollar is weakening versus the Brazilian Real, operating results will be negatively impacted from relatively higher costs. The Company is generally able to match the currency of its sales and costs for the remaining portion of its Film Products.
The Company estimates that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit of approximately $1.7 million in the first quarter of 2014 compared with the first quarter of 2013.

Trends for the Euro are shown in the chart below.

Trends for the Brazilian Real and Chinese Yuan are shown in the chart below.

Item 4.	Controls and Procedures.
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our 2013 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

3.2
Amended and Restated Bylaws of Tredegar Corporation (“Tredegar”) (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

10.1
Amended and Restated Severance Agreement, effective February 3, 2014, between Tredegar and Nancy M. Taylor (filed as Exhibit 10.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

10.2
Amended and Restated Severance Agreement, effective February 3, 2014, between Tredegar and Mary Jane Hellyar (filed as Exhibit 10.2 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

10.3
Amended and Restated Severance Agreement, effective February 3, 2014, between Tredegar and Kevin A. O'Leary (filed as Exhibit 10.3 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

10.4
Amended and Restated Severance Agreement, effective February 3, 2014, between Tredegar and A. Brent King (filed as Exhibit 10.4 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

10.5
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

10.6
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

10.7
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

10.8
Agreement, dated as of February 19, 2014, by and among Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

31.1
Certification of Nancy M. Taylor, President and Chief Executive Officer of Tredegar, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Tredegar Corporation
(Registrant)

Date:	May 1, 2014	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2014	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 1, 2014	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)