Form 10-Q
period 2014-06-30
TREDEGAR CORP
filed 2014-08-08
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
The number of shares of Common Stock, no par value, outstanding as of August 1, 2014: 32,384,758.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$44,008	$52,617
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,870 in 2014 and $3,327 in 2013	113,429	99,246
Income taxes recoverable	2,354	—
Inventories	70,155	70,663
Deferred income taxes	5,631	5,628
Prepaid expenses and other	5,580	6,353
Total current assets	241,157	234,507
Property, plant and equipment, at cost	826,552	798,839
Less accumulated depreciation	532,062	516,279
Net property, plant and equipment	294,490	282,560
Goodwill and other intangibles, net	226,674	226,300
Other assets and deferred charges	44,164	49,641
Total assets	$806,485	$793,008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,920	$82,795
Accrued expenses	37,252	42,158
Income taxes payable	—	114
Total current liabilities	121,172	125,067
Long-term debt	136,750	139,000
Deferred income taxes	69,127	70,795
Other noncurrent liabilities	55,533	55,482
Total liabilities	382,582	390,344
Commitments and contingencies (Notes 1, 3 and 14)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,387,008 at June 30, 2014 and 32,305,145 at December 31, 2013)	22,155	20,641
Common stock held in trust for savings restoration plan	(1,428)	(1,418)
Foreign currency translation adjustment	(9,965)	(19,205)
Gain (loss) on derivative financial instruments	1,038	765
Pension and other post-retirement benefit adjustments	(68,368)	(71,848)
Retained earnings	480,471	473,729
Total shareholders’ equity	423,903	402,664
Total liabilities and shareholders’ equity	$806,485	$793,008
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues and other items:
Sales	$236,965	$243,530	$472,178	$485,056
Other income (expense), net	(10,136)	846	(10,230)	1,670
	226,829	244,376	461,948	486,726
Costs and expenses:
Cost of goods sold	192,084	198,581	382,778	396,069
Freight	6,401	7,409	13,171	14,611
Selling, general and administrative	16,512	17,203	34,831	35,699
Research and development	3,012	3,252	5,991	6,416
Amortization of intangibles	1,427	1,758	2,822	3,533
Interest expense	531	715	1,161	1,405
Asset impairments and costs associated with exit and disposal activities	946	384	2,191	638
Total	220,913	229,302	442,945	458,371
Income from continuing operations before income taxes	5,916	15,074	19,003	28,355
Income taxes from continuing operations	2,164	5,484	6,772	9,248
Income from continuing operations	3,752	9,590	12,231	19,107
Loss from discontinued operations, net of tax	—	(8,300)	—	(13,540)
Net income	$3,752	$1,290	$12,231	$5,567

Earnings (loss) per share:
Basic
Continuing operations	$0.12	$0.30	$0.38	$0.59
Discontinued operations	—	(0.26)	—	(0.42)
Net income	$0.12	$0.04	$0.38	$0.17
Diluted
Continuing operations	$0.11	$0.29	$0.37	$0.59
Discontinued operations	—	(0.25)	—	(0.42)
Net income	$0.11	$0.04	$0.37	$0.17
Shares used to compute earnings per share:
Basic	32,312	32,187	32,277	32,132
Diluted	32,641	32,635	32,631	32,558
Dividends per share	$0.09	$0.07	$0.16	$0.14
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income	$3,752	$1,290
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $125 in 2014 and $42 in 2013)	4,145	(13,745)
Derivative financial instruments adjustment (net of tax of $50 in 2014 and tax benefit of $15 in 2013)	81	(22)
Amortization of prior service costs and net gains or losses (net of tax of $997 in 2014 and $1,337 in 2013)	1,740	2,312
Other comprehensive income	5,966	(11,455)
Comprehensive income	$9,718	$(10,165)

	Six Months Ended June 30,
	2014	2013
Net income	$12,231	$5,567
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $250 in 2014 and tax benefit of $592 in 2013)	9,240	(12,880)
Derivative financial instruments adjustment (net of tax of $167 in 2014 and tax benefit of $314 in 2013)	273	(540)
Amortization of prior service costs and net gains or losses (net of tax of $1,994 in 2014 and $2,673 in 2013)	3,480	4,625
Other comprehensive loss	12,993	(8,795)
Comprehensive income	$25,224	$(3,228)
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,231	$5,567
Adjustments for noncash items:
Depreciation	18,163	19,592
Amortization of intangibles	2,822	3,533
Deferred income taxes	(5,318)	(1,998)
Accrued pension and post-retirement benefits	3,983	6,806
(Gain) loss on investment accounted for under the fair value method	1,100	(3,200)
Loss on asset impairments and divestitures	799	1,018
Net gain on disposal of assets	(837)	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(13,399)	(22,036)
Inventories	906	(5,578)
Income taxes recoverable/payable	(2,477)	1,947
Prepaid expenses and other	1,124	1,074
Accounts payable and accrued expenses	(3,623)	13,583
Other, net	1,340	323
Net cash provided by operating activities	16,814	20,631
Cash flows from investing activities:
Capital expenditures	(22,884)	(34,642)
Proceeds from the sale of business	—	306
Proceeds from the sale of assets and other	4,723	701
Net cash used in investing activities	(18,161)	(33,635)
Cash flows from financing activities:
Borrowings	32,000	32,000
Debt principal payments	(34,250)	(21,000)
Dividends paid	(5,176)	(4,521)
Proceeds from exercise of stock options and other	(106)	2,692
Net cash provided by (used in) financing activities	(7,532)	9,171
Effect of exchange rate changes on cash	270	(562)
Increase (decrease) in cash and cash equivalents	(8,609)	(4,395)
Cash and cash equivalents at beginning of period	52,617	48,822
Cash and cash equivalents at end of period	$44,008	$44,427
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2013	$20,641	$473,729	$(1,418)	$(19,205)	$765	$(71,848)	$402,664
Net income	—	12,231	—	—	—	—	12,231
Foreign currency translation adjustment (net of tax of $250)	—	—	—	9,240	—	—	9,240
Derivative financial instruments adjustment (net of tax of $167)	—	—	—	—	273	—	273
Amortization of prior service costs and net gains or losses (net of tax of $1,994)	—	—	—	—	—	3,480	3,480
Cash dividends declared ($.16 per share)	—	(5,176)	—	—	—	—	(5,176)
Stock-based compensation expense	1,530	—	—	—	—	—	1,530
Shareholder Rights Plan redemption	—	(323)	—	—	—	—	(323)
Issued upon exercise of stock options & other	(16)	—	—	—	—	—	(16)
Tredegar common stock purchased by trust for savings restoration plan	—	10	(10)	—	—	—	—
Balance June 30, 2014	$22,155	$480,471	$(1,428)	$(9,965)	$1,038	$(68,368)	$423,903
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2014, the consolidated results of operations for the six months ended June 30, 2014 and 2013, the consolidated cash flows for the six months ended June 30, 2014 and 2013, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2014. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2013 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Form 10-K. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

In the second quarter of 2013, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to the resolution of contractual obligations related to income taxes, the total purchase price (net of cash acquired) was $54.1 million, which includes $0.6 million that was received from the seller during the third quarter of 2013. The purchase price was funded using financing secured from the Company’s existing $350 million revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets (net of cash) acquired and liabilities assumed, the estimated purchase price allocation was as follows:

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

3.
On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. Accruals of $8.3 million ($8.3 million after taxes) and $13.5 million ($13.5 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the second quarter and the first six months of 2013, respectively (none in 2014).

4.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 11, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the second quarter of 2014 include:

•
Pretax charge of $10 million (included in “Other income (expense), net” in the consolidated statements of income) associated with a one-time, lump sum license payment to the 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint (see Note 14 for additional detail on this legal matter);

•	Pretax charges of $0.6 million associated with severance and other employee-related costs associated with restructurings in Film Products;

•
Pretax charges of $0.3 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.2 million and asset impairment and other shutdown-related charges of $0.1 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $24,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first six months of 2014 include:

•
Pretax charge of $10 million associated with a one-time, lump sum license payment to 3M after the Company settled all litigation issues associated with a patent infringement complaint (see Note 14 for additional detail on this legal matter);

•	Pretax charges of $1.4 million associated with severance and other employee-related costs associated with restructurings in Film Products;

•
Pretax charges of $0.7 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $24,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the second quarter and first six months of 2014 include an unrealized loss on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $1.1 million ($0.7 million after taxes). Unrealized losses (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company’s investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.3 million ($0.2 million after taxes) and $0.6 million ($0.4 million after taxes) were recorded in the second quarter and first six months of 2014, respectively, as a result of a reduction in the value of the investment that is not expected to be temporary. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia. See Note 8 for additional information on investments.

Plant shutdowns, asset impairments, restructurings and other charges in the second quarter of 2013 include:

•	Net pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

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

•	Pretax charges of $0.1 million associated with severance and other employee-related costs associated with restructurings in Film Products.
Results in the second quarter and first six months of 2013 include unrealized gains on the Company’s investment in kaléo, which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $2.1 million ($1.3 million after taxes) and $3.2 million ($2.0 million after taxes), respectively. An unrealized loss associated with the Company’s investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.6 million after taxes) was recorded in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. See Note 8 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the six months ended June 30, 2014 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at December 31, 2013	$331	$—	$356	$687
Changes in 2014:
Charges	1,898	221	72	2,191
Cash spent	(586)	—	(227)	(813)
Charges against assets	—	(221)	—	(221)
Balance at June 30, 2014	$1,643	$—	$201	$1,844

(a)	Other includes other shutdown-related costs associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

5.	The components of inventories are as follows:

	June 30,	December 31,
(In Thousands)	2014	2013
Finished goods	$16,791	$14,953
Work-in-process	6,597	7,750
Raw materials	22,323	24,477
Stores, supplies and other	24,444	23,483
Total	$70,155	$70,663

6.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2014	2013	2014	2013
Weighted average shares outstanding used to compute basic earnings per share	32,312	32,187	32,277	32,132
Incremental dilutive shares attributable to stock options and restricted stock	329	448	354	426
Shares used to compute diluted earnings per share	32,641	32,635	32,631	32,558
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. For the three and six months ended June 30, 2014, average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 227,094 and 170,972, respectively. For the six months ended June 30, 2013, average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 30,033 (none for the three months ended June 30, 2013).

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	9,240	302	—	9,542
Amounts reclassified from accumulated other comprehensive income (loss)	—	(29)	3,480	3,451
Net other comprehensive income (loss) - current period	9,240	273	3,480	12,993
Ending balance, June 30, 2014	$(9,965)	$1,038	$(68,368)	$(77,295)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	(12,880)	(633)	—	(13,513)
Amounts reclassified from accumulated other comprehensive income (loss)	—	93	4,625	4,718
Net other comprehensive income (loss) - current period	(12,880)	(540)	4,625	(8,795)
Ending balance, June 30, 2013	$(12,749)	$453	$(98,846)	$(111,142)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$83	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	83
Income tax expense (benefit)	31	Income taxes
Total, net of tax	$52
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,737)	(a)
Income tax expense (benefit)	(997)	Income taxes
Total, net of tax	$(1,740)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$46	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	46
Income tax expense (benefit)	17	Income taxes
Total, net of tax	$29
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(5,474)	(a)
Income tax expense (benefit)	(1,994)	Income taxes
Total, net of tax	$(3,480)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2013 are summarized as follows:

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

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2013 are summarized as follows:

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

8.
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company. The mission of kaléo is to set a new standard in life-saving personal medical products designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. Tredegar’s ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

At June 30, 2014 and December 31, 2013, the estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheet) was $36.0 million and $37.1 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of the Company’s investment in kaléo will be made in the period during which changes can be quantified.
The Company recognized an unrealized loss on its investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $1.1 million in the second quarter and first six months of 2014. The unrealized loss in the second quarter of 2014 can be primarily attributed to adjustments in the timing of cash flows associated with achieving product development and commercialization milestones. The Company recognized an unrealized gain on its investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $2.1 million and $3.2 million in the second quarter and first six months of 2013, respectively. The unrealized gain in 2013 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 55% for their high degree of risk.
The fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at June 30, 2014 and 55% at December 31, 2013. In 2014, the weighted average cost of capital used to discount cash flow projections was decreased to reflect lower product risk after the U.S. Food and Drug Administration’s approval of kaléo’s naloxone auto-injector for emergency treatment of known or suspected opioid overdoses and reduced funding risk subsequent to kaléo securing new debt financing, both of which occurred in April 2014. At June 30, 2014, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the interest in kaléo by approximately $7 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the interest by approximately $5 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at June 30, 2014 and December 31, 2013 and condensed statement of operations for the three and six months ended June 30, 2014 and 2013, as reported to the Company by kaléo, are provided below:

(In Thousands)	June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Assets:			Liabilities & Equity:
Cash & cash equivalents	$134,270	$33,560	Long-term debt, net of discount, current portion	$—	$5,414
Restricted cash	20,001	—	Other current liabilities	10,793	4,845
Other current assets	13,010	5,682	Non-current liabilities	2,929	3,098
Property & equipment	11,057	10,559	Long term debt, net of discount	150,000	9,372
Patents	2,529	2,433	Redeemable preferred stock	22,454	21,970
Other long-term assets	3,213	445	Equity	(2,096)	7,980
Total assets	$184,080	$52,679	Total liabilities & equity	$184,080	$52,679

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues & Expenses:
Royalty revenues	$4,410	$2,716	$6,968	$4,516
Expenses and other, net	14,658	3,109	22,974	6,911
Income tax benefit (expense)	3,892	147	6,131	1,234
Net income (loss)	$(6,356)	$(246)	$(9,875)	$(1,161)
The Company’s investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $2.0 million at June 30, 2014, compared with $2.8 million at December 31, 2013. The carrying value at June 30, 2014 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. The Company recorded unrealized losses of $0.3 million and $0.6 million in the second quarter and first six months of 2014, respectively, on its investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of the investment that is not expected to be temporary. Withdrawal proceeds were $0.2 million in the first six months of 2014 and 2013, respectively. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of June 30, 2014. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath Counties, Virginia. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on the sale of a portion of this investment property in the second quarter of 2014. An unrealized loss associated with the Company’s investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.6 million after taxes) was recorded in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. The carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $2.6 million at June 30, 2014 and $5.9 million at December 31, 2013.

9.
The Company uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, derivative financial instruments utilized by Tredegar are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the second quarters of 2014 and 2013.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, the Company enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge the margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $6.7 million (6.7 million pounds of aluminum) at June 30, 2014 and $8.0 million (8.4 million pounds of aluminum) at December 31, 2013.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$313	Accrued expenses	$31
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$(9)	Accrued expenses	$(178)
Net asset (liability)		$304		$(147)
In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments (none at June 30, 2014 and December 31, 2013) are associated with the unwinding of aluminum futures contracts that relate to such cancellations.
Film Products utilizes future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company is using fixed-rate Euro forward contracts with various settlement dates through August 2014 to hedge exchange rate exposure on these obligations. The Company had fixed-rate forward contracts with outstanding notional amounts of €2.0 million and €2.1 million as of June 30, 2014 and December 31, 2013, respectively.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$11	Prepaid expenses and other	$47
Net asset (liability)		$11		$47
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
The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2014 and 2013 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended June 30,
	2014	2013	2014	2013
Amount of pre-tax gain (loss) recognized in other comprehensive income	$233	$(377)	$(13)	$144
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$83	$(191)	$—	$—
	Aluminum Futures Contracts		Foreign Currency Forwards
	Six Months Ended June 30,
	2014	2013	2014	2013
Amount of pre-tax gain (loss) recognized in other comprehensive income	$497	$(764)	$(5)	$(245)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$46	$(149)	$—	$—
As of June 30, 2014, the Company expects $0.2 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three month periods ended June 30, 2014 and 2013, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not significant.

10.
The Company sponsors noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and based on plan changes announced in 2006, pay for active plan participants was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two of Tredegar’s U.S. manufacturing facilities, the plan will no longer accrue benefits associated with crediting employees for service, thereby freezing future benefits under the plan.

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$105	$870	$13	$17
Interest cost	3,342	3,108	93	88
Expected return on plan assets	(4,558)	(4,329)	—	—
Amortization of prior service costs, gains or losses and net transition asset	2,814	3,689	(77)	(40)
Curtailment charge	—	—	—	—
Net periodic benefit cost	$1,703	$3,338	$29	$65
	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$649	$1,740	$26	$35
Interest cost	6,683	6,214	186	177
Expected return on plan assets	(9,116)	(8,658)	—	—
Amortization of prior service costs, gains or losses and net transition asset	5,628	7,379	(154)	(81)
Curtailment charge	81	—	—	—
Net periodic benefit cost	$3,925	$6,675	$58	$131
Pension and other post-retirement liabilities for continuing operations (included in “Other noncurrent liabilities” in the consolidated balance sheets) are $48.6 million and $50.3 million at June 30, 2014 and December 31, 2013, respectively. The Company’s required contributions are expected to be approximately $0.2 million in 2014. The Company intends to make an additional discretionary contribution of $5.0 million to its underfunded pension plan in the third quarter of 2014. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which were $0.3 million for the year ended December 31, 2013.

11.
The Company's business segments are Film Products and Aluminum Extrusions. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. The following table presents net sales and operating profit by segment for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net Sales
Film Products	$146,016	$158,266	$295,176	$312,651
Aluminum Extrusions	84,548	77,855	163,831	157,794
Total net sales	230,564	236,121	459,007	470,445
Add back freight	6,401	7,409	13,171	14,611
Sales as shown in the Consolidated Statements of Income	236,965	243,530	472,178	485,056
Operating Profit
Film Products:
Ongoing operations	14,963	18,727	31,685	35,734
Plant shutdowns, asset impairments, restructurings and other	(10,923)	(107)	(12,168)	(209)
Aluminum Extrusions:
Ongoing operations	8,050	4,311	12,811	8,925
Plant shutdowns, asset impairments, restructurings and other	(174)	(545)	(174)	(798)
Total	11,916	22,386	32,154	43,652
Interest income	107	91	302	169
Interest expense	531	715	1,161	1,405
Gain (loss) on investment accounted for under fair value method	(1,100)	2,100	(1,100)	3,200
Gain on sale of investment property	1,208	—	1,208	—
Unrealized loss on investment property	—	(1,018)	—	(1,018)
Stock option-based compensation costs	345	283	586	599
Corporate expenses, net	5,339	7,487	11,814	15,644
Income from continuing operations before income taxes	5,916	15,074	19,003	28,355
Income taxes from continuing operations	2,164	5,484	6,772	9,248
Income from continuing operations	3,752	9,590	12,231	19,107
Loss from discontinued operations, net of tax	—	(8,300)	—	(13,540)
Net income	$3,752	$1,290	$12,231	$5,567
The following table presents identifiable assets by segment at June 30, 2014 and December 31, 2013:

(In Thousands)	June 30, 2014	December 31, 2013
Film Products	$576,100	$556,873
Aluminum Extrusions	141,477	134,928
Subtotal	717,577	691,801
General corporate	44,900	48,590
Cash and cash equivalents	44,008	52,617
Total	$806,485	$793,008

12.
The effective tax rate for income from continuing operations in the first six months of 2014 was 35.6% compared to 32.6% in the first six months of 2013. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the six months ended June 30, 2014 and 2013 are as follows:

	Percent of Income Before Income Taxes
Six Months Ended June 30	2014	2013
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	2.0	2.2
Income tax contingency accruals and tax settlements	1.7	0.6
Unremitted earnings from foreign operations	1.0	0.7
Changes in estimates related to prior year tax provision	0.3	(0.4)
Non-deductible expenses	0.2	0.6
Valuation allowance for foreign operating loss carry-forwards	—	1.4
Research and development tax credit	—	(1.6)
Foreign rate differences	(0.4)	(0.2)
Foreign tax incentives	(0.5)	(5.6)
Valuation allowance for capital loss carry-forwards	(1.3)	1.2
Domestic production activities deduction	(2.3)	(1.3)
Other	(0.1)	—
Effective income tax rate for income from continuing operations	35.6	32.6
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings, LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but the Company anticipates that it will qualify for additional incentives that will extend beyond 2014. The benefit from tax incentives was $0.1 million (0 cents per share) and $1.6 million (5 cents per share) in the first six months of 2014 and 2013, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2010.

13.
Pursuant to the Second Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of November 18, 2013, with Computershare Trust Company, N.A., as Rights Agent, one purchase right (a “Right”) was attached to each outstanding share of the Company’s Common Stock.  All Rights previously issued under the original Rights Agreement, dated as of June 30, 1999, and the Amended and Restated Rights Agreement, dated as of June 30, 2009, that were appurtenant to shares of Common Stock outstanding at the effective time of the Rights Agreement remained outstanding.

Each Right entitled the registered holder to purchase from Tredegar one one-hundredth of a share of our Series A Participating Cumulative Preferred Stock (the “Preferred Stock”) at an exercise price of $150, subject to adjustment (the “Purchase Price”). The Rights will become exercisable, if not earlier redeemed, only if a person or group (i) acquires beneficial ownership of 20% or more of the outstanding shares of our Common Stock or (ii) commences, or publicly discloses an intention to commence, a tender offer or exchange offer that would result in beneficial ownership by a person or group of 20% or more of the outstanding shares of our Common Stock (in each case thereby becoming an “Acquiring Person”).  Any person or group that beneficially owned 20% or more of the outstanding shares of the Company’s Common Stock as of the first date of public announcement of the adoption of the Rights Agreement will not become an Acquiring Person unless and until such person or group acquires beneficial ownership of additional shares of Common Stock (other than beneficial ownership of any Common Stock which is acquired, whether in the form of options, restricted stock or other equity-linked securities, as compensation for services as an officer or director of the Company) representing 1% or more of the Common Stock then outstanding.

The Rights Agreement provided that if any person or group becomes an Acquiring Person, each holder of a Right (other than Rights held by an Acquiring Person) will become entitled to receive, upon exercise and payment of the Purchase Price, Preferred Stock or, at the option of Tredegar, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to twice the amount of the Purchase Price.  In addition, in the event that, at any time following the date that a person or group acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s Common Stock,  (i) Tredegar is acquired in a merger, statutory share exchange, or other business combination in which Tredegar is not the surviving corporation, or (ii) 50% or more of our assets or earning power is sold or transferred, each holder of a Right (other than Rights held by an Acquiring Person) shall thereafter have the right to receive, upon exercise and payment of the Purchase Price, common stock of the acquiring company (or comparable equity securities of an acquiring entity that is not a corporation) having a value equal to twice the Purchase Price.

The Rights were scheduled to expire on June 30, 2019.  On February 19, 2014, the Company’s Board of Directors authorized the termination of the Rights Agreement and the redemption of all of the outstanding Rights, at a redemption price of $.01 per Right to be paid in cash to shareholders of record as of the close of business on March 3, 2014. The corresponding redemption payment of $0.3 million was made in the first quarter of 2014.

14.
In November 2009, 3M filed a patent infringement complaint in the United States District Court for the District of Minnesota (“Minnesota District Court”) against the Company's film products business. The complaint alleged infringement upon elastic film technology patents held by 3M and sought unspecified compensatory and enhanced damages associated with our sales of certain elastic film product lines, which include our FabriFlex™ and FlexFeel™ family of products.

The Company and 3M settled all pending matters between the parties related to the patent infringement lawsuits filed by 3M. While the Company is confident in its position on the issues, because of the inherent risks associated with litigating patent lawsuits and the significant legal expenses expected to be incurred, the Company, without any admission of wrongdoing or fault of any kind, entered into a non-exclusive worldwide license agreement with 3M on June 26, 2014 for certain elastic film products, and on June 30, 2014, made a one-time, lump-sum payment of $10 million to 3M.
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane Holdings, LLC (“Terphane”) to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil.  The Company contested the applicability of these antidumping duties to the films exported by Terphane, and we filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of antidumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Terphane purchase agreement.

15.
In April 2014, the Financial Accounting Standards Board (“FASB”) issued a revised standard that changes current guidance for discontinued operations. Under the revised standard, to be a discontinued operation, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Failure to eliminate significant continuing cash flows of or involvement with a disposed component from an entity’s ongoing operations after a disposal no longer precludes presentation as a discontinued operation. Expanded disclosures for discontinued operations under the revised standard will also include more details about earnings and balance sheet accounts, total operating and investing cash flows and cash flows resulting from continuing involvement. New disclosures are also required for disposals of individually significant components that do not qualify as discontinued operations. The new guidance is to be applied prospectively to all new disposals of components and new classifications as held for sale for annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company will implement this revised standard as transactions and events warrant.

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this revised standard are effective for annual reporting periods beginning after

December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company is still assessing the impact of this new guidance.
In June 2014, the FASB issued a new standard to eliminate the concept of development stage entities and all specified presentation and reporting requirement under U.S. GAAP. In addition, the amended standard eliminated the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a variable interest entity (“VIE”), thereby changing consolidation conclusions in some situations. Except for the elimination of the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a VIE, the revised guidance is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The amendments to the consolidation guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The new standard is not expected to impact the Company.
In June 2014, the FASB amended the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating grant-date value of the award, and compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amended standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The new standard is not expected to impact the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity or otherwise perform as we expect; acquisitions, including our acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company (“P&G”); growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the building and construction sector, and are also subject to seasonal slowdowns; substantial international operations subject Tredegar to risks of doing business in foreign countries, which could adversely affect the business, financial condition and results of operations; future performance is influenced by costs incurred by Tredegar’s operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2013 Annual Report on Form 10-K (the “2013 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2013 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.
References herein to “Tredegar,” “the Company,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.
Executive Summary
Second-quarter 2014 net income from continuing operations was $3.8 million (11 cents per share) compared with $9.6 million (29 cents per share) in the second quarter of 2013. Net income from continuing operations was $12.2 million (37 cents per share) in the first six months of 2014 compared with $19.1 million (59 cents per share) in the first six months of 2013. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 8. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and six month period ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended
(In Thousands)	2014	2013	2014	2013
Net Sales
Film Products	$146,016	$158,266	$295,176	$312,651
Aluminum Extrusions	84,548	77,855	163,831	157,794
Total net sales	230,564	236,121	459,007	470,445
Add back freight	6,401	7,409	13,171	14,611
Sales as shown in the Consolidated Statements of Income	236,965	243,530	472,178	485,056
Operating Profit
Film Products:
Ongoing operations	14,963	18,727	31,685	35,734
Plant shutdowns, asset impairments, restructurings and other	(10,923)	(107)	(12,168)	(209)
Aluminum Extrusions:
Ongoing operations	8,050	4,311	12,811	8,925
Plant shutdowns, asset impairments, restructurings and other	(174)	(545)	(174)	(798)
Total	11,916	22,386	32,154	43,652
Interest income	107	91	302	169
Interest expense	531	715	1,161	1,405
Gain (loss) on investment accounted for under fair value method	(1,100)	2,100	(1,100)	3,200
Gain on sale of investment property	1,208	—	1,208	—
Unrealized loss on investment property	—	(1,018)	—	(1,018)
Stock option-based compensation costs	345	283	586	599
Corporate expenses, net	5,339	7,487	11,814	15,644
Income from continuing operations before income taxes	5,916	15,074	19,003	28,355
Income taxes from continuing operations	2,164	5,484	6,772	9,248
Income from continuing operations	3,752	9,590	12,231	19,107
Loss from discontinued operations, net of tax	—	(8,300)	—	(13,540)
Net income	$3,752	$1,290	$12,231	$5,567
Film Products
A summary of operating results from ongoing operations for Film Products is provided below:

	Quarter Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
	June 30,			June 30,
(In Thousands, Except Percentages)	2014	2013		2014	2013
Sales volume (pounds)	60,729	68,785	(11.7)%	123,352	136,418	(9.6)%
Net sales	$146,016	$158,266	(7.7)%	$295,176	$312,651	(5.6)%
Operating profit from ongoing operations	$14,963	$18,727	(20.1)%	$31,685	$35,734	(11.3)%
Second-Quarter Results Versus Prior Year Second Quarter
Net sales (sales less freight) in the second quarter of 2014 decreased in comparison to the same period in the prior year, primarily due to lower volumes, partially offset by an increase in average selling prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Lower volumes had an unfavorable impact of approximately $15.4 million on net sales in the second quarter of 2014 compared to the second quarter of 2013. Declining sales of certain babycare elastic laminate films sold in North America and lower sales volumes for surface protection, flexible packaging and polyethylene overwrap films were partially offset by higher volumes for other personal care products. Lower volumes in surface protection films were primarily related to customer inventory corrections in the current year and a minor loss of market share in lower-tier film due to competitive pricing. The estimated change in average selling prices had a favorable impact on net sales of approximately $2.0 million. Higher average selling prices due to the favorable impact of the contractual pass-through of certain costs, primarily an increase in average resin prices, were partially offset by competitive pricing pressures in flexible packaging films and personal care materials. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on second-quarter net sales of approximately $1.1 million.
Operating profit from ongoing operations in the second quarter of 2014 decreased in comparison to the second quarter of 2013. Lower sales volumes had an estimated unfavorable impact on operating profit from ongoing operations of approximately $5.7 million, which included a decrease of approximately $2.2 million related to declining volumes for certain babycare elastic laminate films sold in North America. As previously announced, sales of certain babycare elastic films will be discontinued in the second half of 2014, with only a de minimis level of sales remaining in the third quarter of 2014. Competitive pricing pressures, primarily in flexible packaging films, had an estimated unfavorable impact on operating profit from ongoing operations of approximately $0.3 million in the current year. Improved operational performance, primarily in personal care materials and surface protection films, which was partially offset by higher manufacturing expenses in flexible packaging films, increased operating profit from ongoing operations by approximately $0.2 million.
The change in the dollar value of currencies for operations outside the U.S. had a favorable impact on operating profit from ongoing operations of approximately $1.7 million in the second quarter of 2014 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.1 million in the second quarter of 2013 (insignificant in the second quarter of 2014).
Year-To-Date Results Versus Prior Year-To-Date
Net sales in the first six months of 2014 decreased in comparison to the same period in the prior year as lower volumes were partially offset by an increase in average selling prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Lower volumes had an unfavorable impact of approximately $19.2 million on net sales in the first six months of 2014 compared to the first six months of 2013. Declining sales of certain babycare elastic laminate films sold in North America and reduced sales volumes for polyethylene overwrap, flexible packaging and surface protection films were partially offset by higher volumes for other personal care products. Lower volumes in surface protection films were primarily related to customer inventory corrections in the current year and a minor loss of market share in lower-tier film due to competitive pricing. The estimated change in average selling prices had a favorable impact on net sales of approximately $0.7 million. Higher average selling prices due to the favorable impact of the contractual pass-through of certain costs, primarily an increase in average resin prices, were partially offset by competitive pricing pressures in flexible packaging films and personal care materials. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on current year net sales of approximately $1.0 million.
Operating profit from ongoing operations in the first six months of 2014 decreased in comparison to the first six months of 2013. Lower sales volumes had an estimated unfavorable impact on operating profit from ongoing operations of approximately $6.1 million, which included a decrease of approximately $3.4 million related to declining volumes for certain babycare elastic laminate films sold in North America. Competitive pricing pressures, primarily in flexible packaging films, had an estimated unfavorable impact on operating profit from ongoing operations of approximately $2.5 million in the current year. Improved operational performance, primarily in personal care materials and surface protection films, which was partially offset by higher manufacturing expenses in flexible packaging films, increased operating profit from ongoing operations by approximately $0.6 million.
The change in the dollar value of currencies for operations outside the U.S. had a favorable impact on operating profit from ongoing operations of approximately $3.4 million in the first six months of 2014 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately negative $0.3 million in the first six months of 2014 and negative $0.6 million in the first six months of 2013.
Capital expenditures in Film Products were $18.8 million in the first six months of 2014 compared to $30.0 million in the first six months of 2013. Capital expenditures for the first six months of 2014 and 2013 include approximately $10.6 million and $19.0 million, respectively, for a previously announced project that will expand capacity at the Company’s manufacturing facility in Cabo de Santo Agostinho, Brazil. The additional capacity for this project is expected to be available in the fourth quarter of 2014. Film Products currently estimates that capital expenditures in 2014 will be approximately $45 million, including approximately $15 million for routine capital expenditures required to support operations. Depreciation expense was $14.1 million in the first six months of 2014 and $15.9 million in the first six months of 2013, and is projected to be approximately $28 million in 2014. Amortization expense was $1.9 million in the first six months of 2014 and $2.6 million in the first six months of 2013, and is projected to be approximately $4 million in 2014.
Outlook
Due to various investments in additional capacity to support key growth initiatives, the Company has characterized the current year as a building year, with volume growth heavily reliant on the timely ramp-up of new capacity. While the Company is making progress with many of its new product, key customer and emerging market growth initiatives, volumes in 2014 will fall short of previously announced performance targets, primarily due to the delay in the start-up of the new flexible packaging line in Brazil. This ramp-up of additional capacity in Brazil is now expected to begin in the fourth quarter of 2014. In addition, sales volumes in surface protection films are expected to be lower than previously anticipated due to the impact of customer inventory corrections and a minor loss of market share in lower-tier film due to competitive pricing pressures. As a result, current year sales volumes in Film Products are now expected to be approximately 7-10% lower than 2013 levels. Until the additional capacity in Brazil begins to ramp-up, lower sales volumes due to the factors noted above are expected to negatively impact operating profit from ongoing operations in the second half of 2014 when compared to the prior year. Despite the expectation of lower sales volumes in 2014, Film Products expects to meet its margin performance target in 2014 as a result of operational efficiencies, favorable product mix and ongoing efforts to manage costs. With the investments being made in 2014, the Company remains confident that it is well positioned for future growth in attractive markets.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Quarter Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
	June 30,			June 30,
(In Thousands, Except Percentages)	2014	2013		2014	2013
Sales volume (pounds)	38,168	36,101	5.7%	74,816	71,834	4.2%
Net sales	$84,548	$77,855	8.6%	$163,831	$157,794	3.8%
Operating profit from ongoing operations	$8,050	$4,311	86.7%	$12,811	$8,925	43.5%
Second-Quarter Results Versus Prior Year Second Quarter
Net sales in the second quarter of 2014 increased in comparison to the second quarter of 2013 primarily due to higher sales volumes and an increase in average prices. Higher sales volumes had a favorable impact of approximately $4.0 million in the second quarter of 2014. The favorable change in average selling prices can be attributed to various factors, including inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in the sales of fabricated components.
Operating profit from ongoing operations increased by $3.7 million in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of the favorable impact of manufacturing efficiencies, reduced selling, general and administrative expenses, higher sales volumes and a more favorable product mix. Improved margins from manufacturing efficiencies and reduced selling, general and administrative expenses increased operating profit from ongoing operations by approximately $1.9 million. Operating profit from ongoing operations in the prior year was impacted by a one-time, construction-related expense of approximately $0.3 million associated with the automotive press project at the Company’s manufacturing facility in Newnan, Georgia. Higher sales volumes and a more favorable product mix increased operating profit from ongoing operations by approximately $0.8 million.
Year-To-Date Results Versus Prior Year-To-Date
Net sales in the first six months of 2014 increased in comparison to the first six months of 2013 primarily due to higher sales volumes. Higher sales volumes had a favorable impact of approximately $5.8 million in the first six months of 2014. In addition to higher sales volumes, there was a favorable change in average selling prices that can be attributed to inflationary price increases and a favorable change in product mix, partially offset by lower average aluminum prices. Favorable changes in product mix can be attributed to a higher percentage of painted and anodized finished products as well as an increase in the sales of fabricated components.

Operating profit from ongoing operations increased by $3.9 million in the first six months of 2014 compared to the first six months of 2013 primarily as a result of the favorable impact of manufacturing efficiencies and reduced selling, general and administrative expenses. Excluding the impact of unanticipated costs as a result of adverse winter weather conditions in the first quarter of 2014, improved margins from manufacturing efficiencies and reduced selling, general and administrative expenses increased operating profit from ongoing operations by approximately $2.9 million. In addition, operating profit from ongoing operations in the prior year was impacted by a one-time, construction-related expense of approximately $0.3 million associated with the automotive press project at the Company’s manufacturing facility in Newnan, Georgia. Additional utility, distribution and manufacturing costs due to adverse winter weather conditions in the first quarter of 2014 had an estimated unfavorable impact on operating profit from ongoing operations of approximately $1.2 million. Higher sales volumes and improved product mix primarily account for the remaining increase in current year operating profit from ongoing operations.
Capital expenditures for Aluminum Extrusions were $4.0 million in the first six months of 2014 compared to $4.6 million in the first six months of 2013. Capital expenditures are projected to be approximately $9 million in 2014, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $4.1 million in the first six months of 2014 compared to $3.7 million in the first six months of 2013, and is projected to be approximately $8.5 million in 2014. Amortization expense was $0.9 million in the first six months of 2014 and $0.9 million in the first six months of 2013, and is projected to be approximately $1.6 million in 2014.
Outlook
During the first six months of 2014, volumes in Aluminum Extrusions increased in key non-construction end-markets such as consumer durables and machinery and equipment, along with incremental volume from the new automotive press. Year-to-date industry growth in the nonresidential building and construction market, Aluminum Extrusions’ largest market, has lagged behind industry projections. In addition, a program delay for a key automotive customer has shifted the volume ramp-up for that automotive program from the third to the fourth quarter of 2014. As a result, volume growth in 2014 is expected to be in the range of 6-8% higher than 2013. The adjusted EBITDA margin is expected to be 9-10% in 2014 as a result of continued operational efficiencies and a favorable product mix.
Corporate Expenses, Interest and Taxes
Pension expense was $3.9 million in the first six months of 2014, a favorable change of $2.8 million from the first six months of 2013. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net decreased in 2014 versus 2013 primarily due to the reduction in pension expenses noted above and lower stock-based employee benefit accruals, partially offset by the timing of certain non-recurring corporate expenditures. In 2014, corporate expenses, net included costs of $0.9 million related to responding to a Schedule 13D filed with the SEC by certain shareholders.
Interest expense was $1.2 million in the first six months of 2014 in comparison to $1.4 million in the first six months of 2013.
The effective tax rate used to compute income taxes from continuing operations was 35.6% in the first six months of 2014 compared to 32.6% in the first six months of 2013. Income taxes from continuing operations in the first six months of 2014 were relatively consistent with the federal statutory rate as a result of various mitigating factors, while income taxes from continuing operations in the first six months of 2013 primarily reflect the benefit of foreign tax incentives and the timing of a research and development tax credit, partially offset by the impact of differences in state tax rates. Significant differences between the estimated effective tax rate for income from continuing operations and the U.S. federal statutory rate for 2014 and 2013 are provided in the table provided in Note 12 on page 19.
Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 32.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued a revised standard that changes current guidance for discontinued operations. Under the revised standard, to be a discontinued operation, a component or group of components must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Failure to eliminate significant continuing cash flows of or involvement with a disposed component from an entity’s ongoing operations after a disposal no longer precludes presentation as a discontinued operation. Expanded disclosures for discontinued operations under the revised standard will also include more details about earnings and balance sheet accounts, total operating and investing cash flows and cash flows resulting from continuing involvement. New disclosures are also required for disposals of individually significant components that do not qualify as discontinued operations. The new guidance is to be applied prospectively to all new disposals of components and new classifications as held for sale for annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company will implement this revised standard as transactions and events warrant.
In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this revised standard are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company is still assessing the impact of this new guidance.
In June 2014, the FASB issued a new standard to eliminate the concept of development stage entities and all specified presentation and reporting requirement under U.S. GAAP. In addition, the amended standard eliminated the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a variable interest entity (“VIE”), thereby changing consolidation conclusions in some situations. Except for the elimination of the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a VIE, the revised guidance is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The amendments to the consolidation guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The new standard is not expected to impact the Company.
In June 2014, the FASB amended the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating grant-date value of the award, and compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amended standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The new standard is not expected to impact the Company.

Results of Operations
Second Quarter 2014 Compared with Second Quarter 2013
Overall, sales in the second quarter of 2014 decreased by 2.7% compared with the second quarter of 2013. Net sales (sales less freight) decreased 7.7% in Film Products due to lower volumes, partially offset by an increase in average selling prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales increased 8.6% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average prices primarily driven by higher average aluminum prices driven by various factors, including inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in fabricated components. For more information on net sales and volume, see the executive summary beginning on page 22.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 16.2% in the second quarter of 2014 from 15.4% in the second quarter of 2013. Gross profit as a percentage of sales was favorably impacted by lower pension expenses in the second quarter of 2014 compared to the second quarter of 2013. As previously noted, most of the impact of lower pension expense is not allocated to Film Products and Aluminum Extrusions. The gross profit margin in Film Products, which does not include lower pension expenses, decreased primarily due to lower sales volumes and competitive pricing pressures, primarily in personal care materials and flexible packaging films, partially offset by improved operational performance in personal care materials and surface protection films and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions, which does not include lower pension expenses, increased as a result of manufacturing efficiencies, lower fixed costs and improved product mix.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.2% in the second quarter of 2014, which was a slight decrease from 8.4% in the second quarter of last year. The decrease can be primarily attributed to the reduction of selling, general and administrative costs in Aluminum Extrusions.
Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2014 shown in the segment operating profit table on page 23 include:

•
Pretax charge of $10 million (included in “Other income (expense), net” in the consolidated statements of income) associated with a one-time, lump sum license payment to the 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint (see Note 14 for additional detail on this legal matter);

•	Pretax charges of $0.6 million associated with severance and other employee-related costs associated with restructurings in Film Products;

•
Pretax charges of $0.3 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.2 million and asset impairment and other shutdown-related charges of $0.1 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $24,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2013 shown in the segment operating profit table on page 23 include:

•	Net pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

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

Results include an unrealized loss on the Company’s investment in kaleo, Inc. (“kaléo”) of $1.1 million ($0.7 million after taxes) in the second quarter of 2014 and an unrealized gain of $2.1 million ($1.3 million after taxes) in the second quarter of 2013. An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.3 million ($0.2 million after taxes) was recorded in the second quarter of 2014 as a result of a reduction in the value of our investment that is not expected to be temporary (none in the second quarter of 2013). The Company realized a gain on the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia of $1.2 million ($0.8 million after taxes) in the second quarter of 2014. The Company recorded an unrealized loss on this investment property of $1.0 million ($0.6 million after taxes) in the second quarter of 2013. See Note 8 beginning on page 13 for additional information on investments.
On February 12, 2008, the Company sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. An accrual of $8.3 million ($8.3 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters in the second quarter of 2013 (none in the second quarter of 2014). All historical results for this business have been reflected as discontinued operations.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.1 million in the second quarter of 2014 and 2013, respectively. Interest expense was $0.5 million and $0.7 million in the second quarter of 2014 and 2013, respectively. Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In Millions)	2014	2013
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$130.7	$128.5
Average interest rate	1.9%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$130.7	$128.5
Average interest rate	1.9%	2.0%
The effective tax rate used to compute income taxes from continuing operations for the second quarter of 2014 was 36.6% compared to 36.4% in the second quarter of 2013. The change in the effective tax rate for the second quarter reflects the impact to income taxes during the second quarter to adjust the effective tax rate for the first six months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for income from continuing operations for the first six months is shown in the table provided in Note 12 on page 19.
First Six Months of 2014 Compared with First Six Months of 2013
Overall, sales in the first six months of 2014 decreased by 2.7% compared with the first six months of 2013. Net sales decreased 5.6% in Film Products due to lower volumes, partially offset by an increase in average selling prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales increased 3.8% in Aluminum Extrusions primarily due to higher sales volumes. For more information on net sales and volume, see the executive summary beginning on page 22.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 16.1% in the six months of 2014 from 15.3% in the first six months of 2013. Gross profit as a percentage of sales was favorably impacted by lower pension expenses in the first six months of 2014 compared to the first six months of 2013. As previously noted, most of the impact of lower pension expense is not allocated to Film Products and Aluminum Extrusions. The gross profit margin in Film Products, which does not include lower pension expenses, was relatively consistent with the prior year primarily due to improved operational performance in personal care materials and surface protection films, the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by competitive pricing pressures, primarily in personal care materials and flexible packaging films, and lower volumes. The gross profit margin in Aluminum Extrusions, which does not include lower pension expenses, increased as a result of manufacturing efficiencies, lower fixed costs and improved product mix.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.6% in the first six months of 2014, which was relatively consistent with 8.7% in the first six months of last year.
Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2014 shown in the segment operating profit table on page 23 include:

•
Pretax charge of $10 million (included in “Other income (expense), net” in the consolidated statements of income) associated with a one-time, lump sum license payment to the 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint (see Note 14 for additional detail on this legal matter);

•	Pretax charges of $1.4 million associated with severance and other employee-related costs associated with restructurings in Film Products;

•
Pretax charges of $0.7 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $24,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
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

•	Pretax charges of $0.1 million associated with severance and other employee-related costs associated with restructurings in Film Products.
Results include an unrealized loss on the Company’s investment in kaléo of $1.1 million ($0.7 million after taxes) in the first six months of 2014 and an unrealized gain of $3.2 million ($2.0 million after taxes) in the first six months of 2013. An unrealized loss on our investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.6 million ($0.4 million after taxes) was recorded in the first six months of 2014 as a result of a reduction in the value of our investment that is not expected to be temporary (none in the first six months of 2013). The Company realized a gain on the sale of investment property in Alleghany and Bath Counties, Virginia of $1.2 million ($0.8 million after taxes) in the first six months of 2014. The Company recorded an unrealized loss on this investment property of $1.0 million ($0.6 million after taxes) in the first six months of 2013. See Note 8 beginning on page 13 for additional information on investments.

On February 12, 2008, the Company sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. An accrual of $13.5 million ($13.5 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters in the first six months of 2013 (none in the first six months of 2014). All historical results for this business have been reflected as discontinued operations.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.3 million and $0.2 million in the first six months of 2014 and 2013, respectively. Interest expense was $1.2 million and $1.4 million in the first six months of 2014 and 2013, respectively. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In Millions)	2014	2013
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$133.2	$126.0
Average interest rate	1.9%	1.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$133.2	$126.0
Average interest rate	1.9%	1.9%
The effective tax rate used to compute income taxes from continuing operations in the first six months of 2014 was 35.6% compared to 32.6% in the first six months of 2013. The significant differences between the U.S. federal statutory rate and the effective tax rate for income from continuing operations the first six months is shown in the table provided in Note 12 on page 19.

Liquidity and Capital Resources
Changes in operating assets and liabilities from December 31, 2013 to June 30, 2014 are summarized below:

•	Accounts and other receivables increased $14.2 million (14.3%).

•	Accounts receivable in Film Products increased by $4.8 million primarily due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $9.4 million primarily due to the timing of shipments and cash receipts.

•	Inventories decreased $0.5 million (0.7%).

•	Inventories in Film Products increased by approximately $1.1 million primarily due to the timing of shipments.

•	Inventories in Aluminum Extrusions decreased by approximately $1.6 million due to the timing of shipments.

•
Net property, plant and equipment increased $11.9 million (4.2%) primarily due to capital expenditures of $22.9 million, partially offset by depreciation expenses of $18.2 million and a change in the value of the U.S. Dollar relative to foreign currencies ($6.3 million increase).

•	Accounts payable increased $1.1 million (1.4%).

•	Accounts payable in Film Products decreased $0.1 million due to the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $1.9 million primarily due the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $4.9 million (11.6%) primarily due to payment of incentive accruals and timing differences associated with various miscellaneous accruals.

•	Income taxes payable became an income tax receivable balance of $2.4 million primarily due to the timing of payments.
Cash provided by operating activities was $16.8 million in the first six months of 2014 compared with $20.6 million in the first six months of 2013. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $18.2 million in the first six months of 2014 compared with $33.6 million in the first six months of 2013. Cash used in investing activities in 2014 primarily represents capital expenditures of $22.9 million, partially offset by proceeds from the sale of a portion of the Company investment property in Alleghany and Bath Counties, Virginia.
Cash used in financing activities was $7.5 million in the first six months of 2014 and related to the net payments on the revolving credit facility of $2.3 million and the payment of regular quarterly dividends of $5.2 million (16 cents per share). Cash provided by financing activities was $9.2 million in the first six months of 2013 and was primarily related to net borrowings of $11.0 million, partially offset by the payment of regular quarterly dividends of $4.5 million (14 cents per share).
Further information on cash flows for the six months ended June 30, 2014 and 2013 is provided in the consolidated statements of cash flows on page 5.

The Company has in place a five-year, unsecured revolving credit facility that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of June 30, 2014 were as follows:

Net Capitalization and Indebtedness as of June 30, 2014
(In Thousands)
Net capitalization:
Cash and cash equivalents	$44,008
Debt:
$350 million revolving credit agreement maturing April 23, 2017	136,750
Other debt	—
Total debt	136,750
Debt, net of cash and cash equivalents	92,742
Shareholders’ equity	423,903
Net capitalization	$516,645
Indebtedness as defined in revolving credit agreement:
Total debt	$136,750
Face value of letters of credit	2,791
Other	209
Indebtedness	$139,750
The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25
At June 30, 2014, the interest rate on debt under the revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $165 million was available to borrow at June 30, 2014 based upon the most restrictive covenants.
As of June 30, 2014, Tredegar was in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement are presented below. Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent net income (loss) or cash flow from operations as defined by U.S. GAAP and should not be considered as an alternative to either net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and
Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most
Restrictive Covenants
As of and for the Twelve Months Ended June 30, 2014 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2014:
Net income	$28,611
Plus:
After-tax losses related to discontinued operations	450
Total income tax expense for continuing operations	14,519
Interest expense	2,626
Depreciation and amortization expense for continuing operations	42,515
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	11,511
Charges related to stock option grants and awards accounted for under the fair value-based method	1,142
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	1,100
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(727)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(200)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	101,547
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(42,515)
Adjusted EBIT as defined in revolving credit agreement	$59,032
Shareholders’ equity at June 30, 2014 as defined in revolving credit agreement	$401,599
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2014:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.38x
Interest coverage ratio (adjusted EBIT-to-interest expense)	22.48x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$131,127
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$351,127
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x

At June 30, 2014, the Company had cash and cash equivalents of $44.0 million, including funds held in locations outside the U.S. of $32.8 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company’s intent to permanently reinvest these earnings. The Company has not recorded a deferred liability of approximately $7.1 million related to the U.S. federal income taxes and foreign withholding taxes on approximately $36.1 million of undistributed earnings indefinitely invested outside the U.S. at June 30, 2014.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and dividend requirements for the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the liquidity and capital resources section beginning on page 32 regarding credit agreement and interest rate exposures.
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
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $80,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.

The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2014 and 2013 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30,
	2014		2013
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	12	1	12
Latin America	—	10	—	12
Asia	7	4	8	3
Total	13%	26%	14%	27%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
The Company attempts to match the pricing and cost of polyethylene and polypropylene resin-based products in the same currency and generally views the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Foreign currency exposure on income from foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
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
The Company estimates that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit of approximately $1.7 million in the second quarter of 2014 compared with the second quarter of 2013 and approximately $3.4 million in the first six months of 2014 compared with the first six months of 2013.

Trends for the Euro exchange rates relative to the U.S. Dollar are shown in the chart below.

Trends for the Brazilian Real and Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Item 4.	Controls and Procedures.
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing of our 2013 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

3.2
Amended and Restated Bylaws of Tredegar Corporation, as of May 15, 2014 (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 20, 2014 and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	August 7, 2014	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 7, 2014	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)