Form 10-Q
period 2014-09-30
TREDEGAR CORP
filed 2014-11-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The number of shares of Common Stock, no par value, outstanding as of October 31, 2014: 32,388,541.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$51,930	$52,617
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,076 in 2014 and $3,327 in 2013	119,281	99,246
Income taxes recoverable	1,749	—
Inventories	69,779	70,663
Deferred income taxes	5,677	5,628
Prepaid expenses and other	10,290	6,353
Total current assets	258,706	234,507
Property, plant and equipment, at cost	801,141	798,839
Less accumulated depreciation	522,127	516,279
Net property, plant and equipment	279,014	282,560
Goodwill and other intangibles, net	219,913	226,300
Other assets and deferred charges	49,021	49,641
Total assets	$806,654	$793,008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,595	$82,795
Accrued expenses	34,769	42,158
Income taxes payable	—	114
Total current liabilities	132,364	125,067
Long-term debt	138,750	139,000
Deferred income taxes	66,582	70,795
Other noncurrent liabilities	53,919	55,482
Total liabilities	391,615	390,344
Commitments and contingencies (Notes 1, 3 and 14)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,392,869 at September 30, 2014 and 32,305,145 at December 31, 2013)	23,077	20,641
Common stock held in trust for savings restoration plan	(1,434)	(1,418)
Foreign currency translation adjustment	(29,845)	(19,205)
Gain (loss) on derivative financial instruments	982	765
Pension and other post-retirement benefit adjustments	(66,899)	(71,848)
Retained earnings	489,158	473,729
Total shareholders’ equity	415,039	402,664
Total liabilities and shareholders’ equity	$806,654	$793,008
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues and other items:
Sales	$240,429	$243,194	$712,607	$728,250
Other income (expense), net	3,912	(3,229)	(6,318)	(1,559)
	244,341	239,965	706,289	726,691
Costs and expenses:
Cost of goods sold	198,121	198,433	580,899	594,502
Freight	7,726	7,508	20,897	22,119
Selling, general and administrative	16,902	17,842	51,733	53,541
Research and development	3,012	3,189	9,003	9,605
Amortization of intangibles	1,415	1,700	4,237	5,233
Interest expense	590	727	1,751	2,132
Asset impairments and costs associated with exit and disposal activities	461	201	2,652	839
Total	228,227	229,600	671,172	687,971
Income from continuing operations before income taxes	16,114	10,365	35,117	38,720
Income taxes from continuing operations	5,369	2,937	12,141	12,185
Income from continuing operations	10,745	7,428	22,976	26,535
Income (loss) from discontinued operations, net of tax	850	(450)	850	(13,990)
Net income	$11,595	$6,978	$23,826	$12,545

Earnings (loss) per share:
Basic
Continuing operations	$0.33	$0.23	$0.71	$0.83
Discontinued operations	0.03	(0.01)	0.03	(0.44)
Net income	$0.36	$0.22	$0.74	$0.39
Diluted
Continuing operations	$0.33	$0.23	$0.70	$0.81
Discontinued operations	0.03	(0.02)	0.03	(0.43)
Net income	$0.36	$0.21	$0.73	$0.38
Shares used to compute earnings per share:
Basic	32,319	32,201	32,291	32,155
Diluted	32,507	32,658	32,589	32,591
Dividends per share	$0.09	$0.07	$0.25	$0.21
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Net income	$11,595	$6,978
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $2,560 in 2014 and tax of $608 in 2013)	(19,880)	337
Derivative financial instruments adjustment (net of tax benefit of $31 in 2014 and tax of $140 in 2013)	(56)	236
Amortization of prior service costs and net gains or losses (net of tax of $842 in 2014 and $1,410 in 2013)	1,469	2,441
Other comprehensive income (loss)	(18,467)	3,014
Comprehensive income (loss)	$(6,872)	$9,992

	Nine Months Ended September 30,
	2014	2013
Net income	$23,826	$12,545
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $2,310 in 2014 and tax of $16 in 2013)	(10,640)	(12,543)
Derivative financial instruments adjustment (net of tax of $136 in 2014 and tax benefit of $174 in 2013)	217	(304)
Amortization of prior service costs and net gains or losses (net of tax of $2,836 in 2014 and $4,083 in 2013)	4,949	7,066
Other comprehensive loss	(5,474)	(5,781)
Comprehensive income	$18,352	$6,764
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$23,826	$12,545
Adjustments for noncash items:
Depreciation	26,571	28,608
Amortization of intangibles	4,237	5,233
Deferred income taxes	(4,063)	(4,259)
Accrued pension and post-retirement benefits	5,265	10,464
Gain on investment accounted for under the fair value method	(2,900)	(100)
Loss on asset impairments and divestitures	993	1,254
Net gain on disposal of assets	(919)	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(22,274)	(13,258)
Inventories	(1,885)	(3,722)
Income taxes recoverable/payable	(1,993)	2,728
Prepaid expenses and other	535	(171)
Accounts payable and accrued expenses	7,940	9,905
Other, net	1,898	(4,346)
Net cash provided by operating activities	37,231	44,881
Cash flows from investing activities:
Capital expenditures (net of accounts payable of $2,687 in 2014)	(32,587)	(54,734)
Acquisition, net of cash acquired	—	561
Proceeds from the sale of business	—	306
Proceeds from the sale of assets and other	5,053	742
Net cash used in investing activities	(27,534)	(53,125)
Cash flows from financing activities:
Borrowings	67,250	55,000
Debt principal payments and financing costs	(67,528)	(49,000)
Dividends paid	(8,090)	(6,780)
Proceeds from exercise of stock options and other	(106)	2,838
Net cash provided by (used in) financing activities	(8,474)	2,058
Effect of exchange rate changes on cash	(1,910)	(32)
Increase (decrease) in cash and cash equivalents	(687)	(6,218)
Cash and cash equivalents at beginning of period	52,617	48,822
Cash and cash equivalents at end of period	$51,930	$42,604
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance December 31, 2013	$20,641	$473,729	$(1,418)	$(19,205)	$765	$(71,848)	$402,664
Net income	—	23,826	—	—	—	—	23,826
Foreign currency translation adjustment (net of tax benefit of $2,310)	—	—	—	(10,640)	—	—	(10,640)
Derivative financial instruments adjustment (net of tax of $136)	—	—	—	—	217	—	217
Amortization of prior service costs and net gains or losses (net of tax of $2,836)	—	—	—	—	—	4,949	4,949
Cash dividends declared ($0.25 per share)	—	(8,090)	—	—	—	—	(8,090)
Stock-based compensation expense	2,452	—	—	—	—	—	2,452
Shareholder Rights Plan redemption	—	(323)	—	—	—	—	(323)
Issued upon exercise of stock options & other	(16)	—	—	—	—	—	(16)
Tredegar common stock purchased by trust for savings restoration plan	—	16	(16)	—	—	—	—
Balance September 30, 2014	$23,077	$489,158	$(1,434)	$(29,845)	$982	$(66,899)	$415,039
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2014, the consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, the consolidated cash flows for the nine months ended September 30, 2014 and 2013, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2014. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2013 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Form 10-K. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

In the second quarter of 2013, all post-closing adjustments to the purchase price were resolved. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to the resolution of contractual obligations related to income taxes, the total purchase price (net of cash acquired) was $54.1 million, which includes $0.6 million that was received from the seller during the third quarter of 2013. The purchase price was funded using financing secured from the Company’s existing $350 million revolving credit facility. Based upon management’s valuation of the fair value of tangible and intangible assets (net of cash) acquired and liabilities assumed, the purchase price allocation was as follows:

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

3.
On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. Accruals for indemnifications under the purchase agreement related to environmental matters were adjusted in the third quarter and first nine months of 2014, resulting in income from discontinued operations of $0.9 million ($0.9 million after taxes) for both periods. Accruals of $0.5 million ($0.5 million after taxes) and $14.0 million ($14.0 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters in the third quarter and the first nine months of 2013, respectively.

4.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 11, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2014 include:

•	Pretax charges of $0.4 million associated with severance and other employee-related costs associated with restructurings in Film Products ($0.4 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $75,000 related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $37,000 associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina; and

•	Pretax charges of $20,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2014 include:

•
Pretax charge of $10.0 million (included in “Other income (expense), net” in the consolidated statements of income) associated with a one-time, lump sum license payment to the 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint (see Note 14 for additional detail on this legal matter);

•	Pretax charges of $1.8 million associated with severance and other employee-related costs associated with restructurings in Film Products ($1.8 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $0.8 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.5 million and asset impairment and other shutdown-related charges of $0.3 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $43,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the third quarter and first nine months of 2014 include an unrealized gain (included in “Other income (expense), net” in the consolidated statements of income) on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method, of $4.0 million ($2.5 million after taxes) and $2.9 million ($1.8 million after taxes), respectively. Unrealized losses (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company’s investment in Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.2 million ($0.1 million after taxes) and $0.8 million ($0.5 million after taxes) were recorded in the third quarter and first nine months of 2014, respectively, as a result of a reduction in the value of the investment that is not expected to be temporary. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) in the first nine months of 2014 on the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia. See Note 8 for additional information on investments.

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2013 include:

•	Pretax charges of $0.2 million associated with severance and other employee-related costs associated with restructurings in Film Products;

•
Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Net pretax charges of $45,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2013 include:

•	Net pretax charge of $0.6 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•	Pretax charges of $0.3 million associated with severance and other employee-related costs associated with restructurings in Film Products;

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

Results in the third quarter and first nine months of 2013 include an unrealized loss of $3.1 million ($1.9 million after taxes) and a net unrealized gain of $0.1 million ($0.1 million after taxes), respectively, (included in “Other income (expense), net” in the consolidated statements of income) on the Company’s investment in kaléo, which is accounted for under the fair value method. Unrealized losses (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company’s investment in the Harbinger Fund of $0.2 million ($0.1 million after taxes) were recorded in both the third quarter and first nine months of 2013 as a result of a reduction in the value of the investment that is not expected to be temporary. An unrealized loss associated with the Company’s investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.6 million after taxes) was recorded in first nine months of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. See Note 8 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the nine months ended September 30, 2014 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at December 31, 2013	$331	$—	$356	$687
Changes in 2014:
Charges	2,304	227	121	2,652
Cash spent	(1,673)	—	(276)	(1,949)
Charges against assets	—	(227)	—	(227)
Balance at September 30, 2014	$962	$—	$201	$1,163

(a)	Other includes other shutdown-related costs associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

5.	The components of inventories are as follows:

	September 30,	December 31,
(In Thousands)	2014	2013
Finished goods	$16,301	$14,953
Work-in-process	6,321	7,750
Raw materials	24,309	24,477
Stores, supplies and other	22,848	23,483
Total	$69,779	$70,663

6.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2014	2013	2014	2013
Weighted average shares outstanding used to compute basic earnings per share	32,319	32,201	32,291	32,155
Incremental dilutive shares attributable to stock options and restricted stock	188	457	298	436
Shares used to compute diluted earnings per share	32,507	32,658	32,589	32,591
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. For the three and nine months ended September 30, 2014, average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 343,656 and 228,533, respectively. For the three and nine months ended September 30, 2013, average out-of-the-money options to purchase shares were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 60,100 and 40,056, respectively.

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	(10,640)	433	—	(10,207)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(216)	4,949	4,733
Net other comprehensive income (loss) - current period	(10,640)	217	4,949	(5,474)
Ending balance, September 30, 2014	$(29,845)	$982	$(66,899)	$(95,762)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	(12,543)	(564)	—	(13,107)
Amounts reclassified from accumulated other comprehensive income (loss)	—	260	7,066	7,326
Net other comprehensive income (loss) - current period	(12,543)	(304)	7,066	(5,781)
Ending balance, September 30, 2013	$(12,412)	$689	$(96,405)	$(108,128)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$300	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	300
Income tax expense (benefit)	113	Income taxes
Total, net of tax	$187
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,311)	(a)
Income tax expense (benefit)	(842)	Income taxes
Total, net of tax	$(1,469)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2014 are summarized as follows
:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$346	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	346
Income tax expense (benefit)	130	Income taxes
Total, net of tax	$216
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(7,785)	(a)
Income tax expense (benefit)	(2,836)	Income taxes
Total, net of tax	$(4,949)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2013 are summarized as follows:

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

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2013 are summarized as follows:

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

At September 30, 2014 and December 31, 2013, the estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheet) was $40.0 million and $37.1 million, respectively. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of the Company’s investment in kaléo will be made in the period during which changes can be quantified.
The Company recognized unrealized gains on its investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $4.0 million in the third quarter of 2014 and $2.9 million in first nine months of 2014. The unrealized gain in the third quarter of 2014 can be primarily attributed to favorable adjustments for the passage of time as cash flows associated with achieving product development and commercialization milestones are discounted at 45% for their high degree of risk. In addition to the passage of time for discounted cash flows, the year-to-date change in the fair value of kaléo reflected the impact of a lower weighted average cost of capital used to discount cash flow projections and adjustments to the amount and timing of cash flows associated with achieving product development and commercialization milestones. The Company recognized an unrealized loss on its investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $3.1 million in the third quarter of 2013 and and unrealized gain of $0.1 million in the first nine months of 2013. The unrealized loss in the third quarter of 2013 was primarily related to adjustments in the fair value due to a reassessment of the amount and timing of the projected receipt of royalty and milestone payments from commercial sales of kaléo’s licensed epinephrine auto-injector, which launched in early 2013, and increased development and commercialization expenses related to its pipeline products, partially offset by the impact of the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 55% for their high degree of risk. The net unrealized gain in the first nine months of 2013 was primarily related to adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 55% for their high degree of risk, offset by adjustments in the fair value due to a reassessment of the amount and timing of projected royalty and milestone payments from commercial sales of kaléo’s licensed epinephrine auto-injector and increased commercialization expenses related to its pipeline products.
The fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at September 30, 2014 and 55% at December 31, 2013. In 2014, the weighted average cost of capital used to discount cash flow projections was decreased to reflect lower product risk after the U.S. Food and Drug Administration’s approval of kaléo’s naloxone auto-injector for emergency treatment of known or suspected opioid overdoses and reduced funding risk subsequent to kaléo securing new debt financing, both of which occurred in April 2014. At September 30, 2014, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the interest in kaléo by approximately $8 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the interest by approximately $6 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at September 30, 2014 and December 31, 2013 and condensed statement of operations for the three and nine months ended September 30, 2014 and 2013, as reported to the Company by kaléo, are provided below:

(In Thousands)	September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Assets:			Liabilities & Equity:
Cash & cash equivalents	$110,999	$33,560	Long-term debt, net of discount, current portion	$—	$5,414
Restricted cash	14,498	—	Other current liabilities	8,092	4,845
Other current assets	37,251	5,682	Non-current liabilities	2,951	3,098
Property & equipment	11,407	10,559	Long term debt, net of discount	150,000	9,372
Patents	2,617	2,433	Redeemable preferred stock	22,700	21,970
Other long-term assets	3,035	445	Equity	(3,936)	7,980
Total assets	$179,807	$52,679	Total liabilities & equity	$179,807	$52,679

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues & Expenses:
Sales & royalty revenues	$11,560	$7,904	$18,528	$12,420
Cost of goods sold	576	—	576	—
Expenses and other, net	13,832	5,604	36,806	12,515
Income tax benefit (expense)	1,074	(912)	7,205	322
Net income (loss)	$(1,774)	$1,388	$(11,649)	$227
The Company’s investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $1.8 million at September 30, 2014, compared with $2.8 million at December 31, 2013. The carrying value at September 30, 2014 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. The Company recorded unrealized losses of $0.2 million and $0.8 million in the third quarter and first nine months of 2014, respectively, on its investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of the investment that is not expected to be temporary. The Company recorded an unrealized loss of $0.2 million in the third quarter and first nine months of 2013, respectively, on its investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of the investment that is not expected to be temporary. Withdrawal proceeds were $0.2 million in the first nine months of 2014 and 2013, respectively. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2014. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

Tredegar has investment property in Alleghany and Bath Counties, Virginia. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on the sale of a portion of this investment property in the second quarter of 2014. An unrealized loss associated with the Company’s investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.6 million after taxes) was recorded in the second quarter of 2013 as a result of a reduction in the estimated fair value of our investment that is not expected to be temporary. The carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $2.6 million at September 30, 2014 and $5.9 million at December 31, 2013.

9.
The Company uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, derivative financial instruments utilized by Tredegar are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the three and nine month periods ended September 30, 2014 and 2013.

The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, the Company enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge the margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $4.9 million (4.7 million pounds of aluminum) at September 30, 2014 and $8.0 million (8.4 million pounds of aluminum) at December 31, 2013.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$357	Accrued expenses	$31
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$(33)	Accrued expenses	$(178)
Net asset (liability)		$324		$(147)
In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments (none at September 30, 2014 and December 31, 2013) are associated with the unwinding of aluminum futures contracts that relate to such cancellations.
Film Products utilized future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company is using fixed-rate Euro forward contracts with various settlement dates through December 2014 to hedge exchange rate exposure on these obligations. The Company had fixed-rate forward contracts with outstanding notional amounts of €2.0 million and €2.1 million as of September 30, 2014 and December 31, 2013, respectively.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values in the consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts		$—	Prepaid expenses and other	$47

Derivatives Not Designated as Hedging Instruments
Liability derivatives: Foreign currency forward contracts	Accrued expenses	$(112)		$—
Net asset (liability)		$(112)		$47
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
The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2014 and 2013 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended September 30,
	2014	2013	2014	2013
Amount of pre-tax gain (loss) recognized in other comprehensive income	$320	$(11)	$(112)	$122
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$300	$(268)	$—	$—
	Aluminum Futures Contracts		Foreign Currency Forwards
	Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of pre-tax gain (loss) recognized in other comprehensive income	$817	$(775)	$(117)	$(123)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$346	$(417)	$—	$—
As of September 30, 2014, the Company expects $0.4 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next twelve months. For the three and nine month periods ended September 30, 2014 and 2013, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not significant.

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

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Service cost	$109	$1,076	$13	$18
Interest cost	3,365	3,039	93	89
Expected return on plan assets	(4,610)	(4,415)	—	—
Amortization of prior service costs, gains or losses and net transition asset	2,388	3,892	(76)	(41)
Net periodic benefit cost	$1,252	$3,592	$30	$66
	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$758	$2,816	$39	$53
Interest cost	10,048	9,253	279	266
Expected return on plan assets	(13,726)	(13,073)	—	—
Amortization of prior service costs, gains or losses and net transition asset	8,016	11,271	(230)	(122)
Curtailment charge	81	—	—	—
Net periodic benefit cost	$5,177	$10,267	$88	$197
Pension and other post-retirement liabilities for continuing operations (included in “Other noncurrent liabilities” in the consolidated balance sheets) are $44.8 million and $50.3 million at September 30, 2014 and December 31, 2013, respectively. The Company’s required contributions are expected to be approximately $0.2 million in 2014. The Company made an additional discretionary contribution of $2.6 million to its underfunded pension plan in September 2014. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2013, or $0.3 million .

11.
The Company's business segments are Film Products and Aluminum Extrusions. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. The following table presents net sales and operating profit by segment for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net Sales
Film Products	$143,098	$157,187	$438,274	$469,838
Aluminum Extrusions	89,605	78,499	253,436	236,293
Total net sales	232,703	235,686	691,710	706,131
Add back freight	7,726	7,508	20,897	22,119
Sales as shown in the Consolidated Statements of Income	240,429	243,194	712,607	728,250
Operating Profit
Film Products:
Ongoing operations	13,206	19,617	44,891	55,351
Plant shutdowns, asset impairments, restructurings and other	(410)	(155)	(12,578)	(364)
Aluminum Extrusions:
Ongoing operations	5,752	3,426	18,563	12,351
Plant shutdowns, asset impairments, restructurings and other	(126)	(160)	(300)	(958)
Total	18,422	22,728	50,576	66,380
Interest income	117	138	419	307
Interest expense	590	727	1,751	2,132
Gain (loss) on investment accounted for under fair value method	4,000	(3,100)	2,900	100
Gain on sale of investment property	—	—	1,208	—
Unrealized loss on investment property	—	—	—	(1,018)
Stock option-based compensation costs	358	260	944	859
Corporate expenses, net	5,477	8,414	17,291	24,058
Income from continuing operations before income taxes	16,114	10,365	35,117	38,720
Income taxes from continuing operations	5,369	2,937	12,141	12,185
Income from continuing operations	10,745	7,428	22,976	26,535
Income (loss) from discontinued operations, net of tax	850	(450)	850	(13,990)
Net income	$11,595	$6,978	$23,826	$12,545
The following table presents identifiable assets by segment at September 30, 2014 and December 31, 2013:

(In Thousands)	September 30, 2014	December 31, 2013
Film Products	$561,403	$556,873
Aluminum Extrusions	145,304	134,928
Subtotal	706,707	691,801
General corporate	48,017	48,590
Cash and cash equivalents	51,930	52,617
Total	$806,654	$793,008

12.
The effective tax rate for income from continuing operations in the first nine months of 2014 was 34.6% compared to 31.5% in the first nine months of 2013. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the nine months ended September 30, 2014 and 2013 are as follows:

	Percent of Income Before Income Taxes
Nine Months Ended September 30,	2014	2013
Income tax expense at federal statutory rate	35.0	35.0
Income tax contingency accruals and tax settlements	1.8	0.9
State taxes, net of federal income tax benefit	1.6	2.2
Unremitted earnings from foreign operations	1.2	1.1
Non-deductible expenses	0.2	0.8
Research and development tax credit	—	(1.4)
Foreign tax incentives	(0.1)	(4.8)
Valuation allowance for capital loss carry-forwards	(0.2)	1.1
Changes in estimates related to prior year tax provision	(0.4)	(0.3)
Valuation allowance for foreign operating loss carry-forwards	(1.1)	0.9
Foreign rate differences	(1.2)	(2.3)
Domestic production activities deduction	(2.1)	(1.5)
Other	(0.1)	(0.2)
Effective income tax rate for income from continuing operations	34.6	31.5
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings, LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2014, but the Company anticipates that it will qualify for additional incentives that will extend beyond 2014. The benefit from tax incentives was $42,000 (0 cents per share) and $1.9 million (6 cents per share) in the first nine months of 2014 and 2013, respectively.
In connection with its capacity expansion project in Brazil, the Company has paid certain social taxes associated with the purchase of machinery and equipment and construction of buildings and other long-term assets. Payments of these taxes in Brazil have been included in “Net cash used in investing activities” given the nature of the underlying use of cash (e.g. the purchase of property, plant and equipment). The Company can recover tax credits associated with the purchase of machinery and equipment at different points over period up to 24 months. Tax credits will be applied against various other taxes due in Brazil, with their recovery being reflected as cash received from investing activities, consistent with the classification of the original payment.
The Company has a valuation allowance for excess capital losses from investments and other related items of $16 million at September 30, 2014. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.
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
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane Holdings, LLC (“Terphane”) to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil.  The Company contested the applicability of these antidumping duties to the films exported by Terphane, and it filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of antidumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Terphane purchase agreement.

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
Executive Summary
Third-quarter 2014 net income from continuing operations was $10.7 million (33 cents per share) compared with $7.4 million (23 cents per share) in the third quarter of 2013. Net income from continuing operations was $23.0 million (70 cents per share) in the first nine months of 2014 compared with $26.5 million (81 cents per share) in the first nine months of 2013. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 8. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net Sales
Film Products	$143,098	$157,187	$438,274	$469,838
Aluminum Extrusions	89,605	78,499	253,436	236,293
Total net sales	232,703	235,686	691,710	706,131
Add back freight	7,726	7,508	20,897	22,119
Sales as shown in the Consolidated Statements of Income	240,429	243,194	712,607	728,250
Operating Profit
Film Products:
Ongoing operations	13,206	19,617	44,891	55,351
Plant shutdowns, asset impairments, restructurings and other	(410)	(155)	(12,578)	(364)
Aluminum Extrusions:
Ongoing operations	5,752	3,426	18,563	12,351
Plant shutdowns, asset impairments, restructurings and other	(126)	(160)	(300)	(958)
Total	18,422	22,728	50,576	66,380
Interest income	117	138	419	307
Interest expense	590	727	1,751	2,132
Gain (loss) on investment accounted for under fair value method	4,000	(3,100)	2,900	100
Gain on sale of investment property	—	—	1,208	—
Unrealized loss on investment property	—	—	—	(1,018)
Stock option-based compensation costs	358	260	944	859
Corporate expenses, net	5,477	8,414	17,291	24,058
Income from continuing operations before income taxes	16,114	10,365	35,117	38,720
Income taxes from continuing operations	5,369	2,937	12,141	12,185
Income from continuing operations	10,745	7,428	22,976	26,535
Income (loss) from discontinued operations, net of tax	850	(450)	850	(13,990)
Net income	$11,595	$6,978	$23,826	$12,545
Film Products
A summary of operating results from ongoing operations for Film Products is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
	September 30,			September 30,
(In Thousands, Except Percentages)	2014	2013		2014	2013
Sales volume (pounds)	61,553	69,880	(11.9)%	184,905	206,298	(10.4)%
Net sales	$143,098	$157,187	(9.0)%	$438,274	$469,838	(6.7)%
Operating profit from ongoing operations	$13,206	$19,617	(32.7)%	$44,891	$55,351	(18.9)%
Third-Quarter Results Versus Prior Year Third Quarter
Net sales (sales less freight) in the third quarter of 2014 decreased in comparison to the same period in the prior year, primarily due to lower volumes, partially offset by an increase in average selling prices. Lower volumes had an unfavorable impact of approximately $15.2 million on net sales, as lost business related to certain babycare elastic laminate films sold in

North America accounted for approximately $10.8 million of the decrease in the current quarter. Net sales in Film Products were also impacted by lower sales volumes for polyethylene overwrap, flexible packaging and surface protection films, partially offset by higher volumes for other personal care materials. As noted in the previous quarter, lower volumes in surface protection films were primarily related to ongoing customer inventory corrections in the third quarter of 2014 compared to record-high volumes in the third quarter of 2013. The estimated change in average selling prices had a favorable impact of approximately $1.3 million. Higher average selling prices due to the favorable impact of the contractual pass-through of certain costs, primarily an increase in average resin prices, were partially offset by competitive pricing pressures in flexible packaging films. The change in the U.S. dollar value of currencies for operations outside the U.S. had an insignificant impact in the current quarter.
Operating profit from ongoing operations in the third quarter of 2014 decreased by $6.4 million in comparison to the third quarter of 2013. Lower sales volumes and a less favorable product mix had an estimated unfavorable impact on operating profit from ongoing operations of approximately $5.9 million, which includes approximately $2.5 million related to the loss of volumes for certain babycare elastic laminate films sold in North America. Lower volumes in surface protection and flexible packaging films were also a factor in the decrease in operating profit from ongoing operations. Higher manufacturing expenses, primarily in flexible packaging films, further reduced operating profit from ongoing operations by approximately $2.1 million. Lower selling, general and administrative expenses and reduced research and development project costs in Film Products had a favorable impact of $0.5 million on operating profit from ongoing operations in the third quarter of 2014 compared to the third quarter of 2013.
The change in the dollar value of currencies for operations outside the U.S. had a favorable impact on operating profit from ongoing operations of approximately $0.4 million in the third quarter of 2014 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $0.2 million in the third quarter of 2014 and a negative $0.7 million in the third quarter of 2013.
Year-To-Date Results Versus Prior Year-To-Date
Net sales in the first nine months of 2014 decreased in comparison to the same period in the prior year as lower volumes were partially offset by an increase in average selling prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Lower volumes had an unfavorable impact of approximately $34.4 million on net sales, as lost business related to certain babycare elastic laminate films sold in North America accounted for approximately $23.3 million of this change. Net sales in Film Products were also impacted by reduced sales volumes for polyethylene overwrap, flexible packaging and surface protection films, partially offset by higher volumes for other personal care materials. Lower volumes in surface protection films were primarily related to customer inventory corrections in the current year and a minor loss of market share in lower-tier film due to competitive pricing. The estimated change in average selling prices had a favorable impact on net sales of approximately $2.0 million. Higher average selling prices due to the favorable impact of the contractual pass-through of certain costs, primarily an increase in average resin prices, were partially offset by competitive pricing pressures in flexible packaging films and personal care materials. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on current year net sales of approximately $0.9 million.
Operating profit from ongoing operations in the first nine months of 2014 decreased by $10.5 million in comparison to the first nine months of 2013. Lower sales volumes and a less favorable product mix had an estimated unfavorable impact on operating profit from ongoing operations of approximately $12.0 million, which include approximately $5.9 million related to the loss of volumes for certain babycare elastic laminate films sold in North America. Lower volumes in surface protection and flexible packaging films were also a factor in the decrease in operating profit from ongoing operations. Competitive pricing pressures, primarily in flexible packaging films, had an estimated unfavorable impact on operating profit from ongoing operations of approximately $2.2 million in the current year. Higher manufacturing expenses in flexible packaging films, partially offset by improved operational performance in personal care materials and surface protection films, decreased operating profit from ongoing operations by approximately $1.5 million. Lower selling, general and administrative expenses and reduced research and development project costs within Film Products had a favorable impact on operating profit from ongoing operations of approximately $0.7 million.
The change in the dollar value of currencies for operations outside the U.S. had a favorable impact on operating profit from ongoing operations of approximately $3.8 million in the first nine months of 2014 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately negative $0.5 million in the first nine months of 2014 and negative $1.3 million in the first nine months of 2013.

Capital expenditures in Film Products were $27.4 million in the first nine months of 2014 compared to $47.2 million in the first nine months of 2013. Capital expenditures for the first nine months of 2014 and 2013 include approximately $16 million and $30 million, respectively, for a previously announced project that will expand capacity at the Company’s manufacturing facility in Cabo de Santo Agostinho, Brazil. The additional capacity from this project became available for commercial production at the end of the third quarter of 2014, and production volumes will begin to ramp-up in the fourth quarter of 2014. Film Products currently estimates that capital expenditures in 2014 will total approximately $40 million, including approximately $15 million for routine capital expenditures required to support operations. Depreciation expense was $20.3 million in the first nine months of 2014 and $23.0 million in the first nine months of 2013. Depreciation expense is projected to be approximately $28 million in 2014, which includes approximately $1 million of additional depreciation expenses associated with the new flexible packaging production line in Brazil in the fourth quarter of 2014. Amortization expense was $2.9 million in the first nine months of 2014 and $3.9 million in the first nine months of 2013, and is projected to be approximately $4 million in 2014.
Outlook
As disclosed in the previous quarter, the Company has characterized the current year as a building year due to various investments in additional capacity to support key growth initiatives, with volume growth heavily reliant on the timely ramp-up of new capacity. While the Company is making progress with many of its new product, key customer and emerging market growth initiatives, volumes in 2014 will fall short of those in 2013, primarily due to the delay in the start-up of the new flexible packaging line in Brazil. In addition, sales volumes in surface protection films are expected to be lower than previously anticipated due to the impact of customer inventory corrections and a minor loss of market share in lower-tier film due to competitive pricing pressures. As a result, current year sales volumes in Film Products are expected to be approximately 7-10% lower than 2013 levels. Lower sales volumes due to the factors noted above are expected to negatively impact operating profit from ongoing operations for the remainder of 2014 when compared to the prior year. Despite lower sales volumes in 2014, Film Products expects to meet its margin performance target as a result of operational efficiencies, favorable product mix and ongoing efforts to manage costs.
The new production line in Cabo de Santo Agostinho, Brazil became available for commercial production at the end of the third quarter of 2014. Production volumes in flexible packaging films will begin to ramp-up in the fourth quarter of 2014 and are expected to increase in 2015. In addition, the Company expects that manufacturing performance in Brazil will improve. During 2015, the Company anticipates that the benefits of higher volumes and more efficient manufacturing operations will be lessened by a less favorable product mix and continued customer pricing pressures.
With the key investments made in 2014, the Company remains confident that Film Products is well positioned for future growth in attractive markets.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
	September 30,			September 30,
(In Thousands, Except Percentages)	2014	2013		2014	2013
Sales volume (pounds)	39,535	37,016	6.8%	114,351	108,850	5.1%
Net sales	$89,605	$78,499	14.1%	$253,436	$236,293	7.3%
Operating profit from ongoing operations	$5,752	$3,426	67.9%	$18,563	$12,351	50.3%
Third-Quarter Results Versus Prior Year Third Quarter
Net sales in the third quarter of 2014 increased in comparison to the third quarter of 2013 primarily due to higher sales volumes and an increase in average selling prices. Higher sales volumes had a favorable impact of approximately $4.3 million in the third quarter of 2014. The increase in average selling prices, which had a positive impact on net sales of approximately $6.5 million, can be attributed to various factors, including inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in the sales of fabricated components.
Operating profit from ongoing operations increased by $2.3 million in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of an improved product mix and higher sales volumes. A more favorable product mix and higher sales volumes increased operating profit from ongoing operations by approximately $1.9 million. The remaining portion of the current quarter change can be primarily attributed to the impact of favorable pricing from value-added services and manufacturing efficiencies.
Year-To-Date Results Versus Prior Year-To-Date
Net sales in the first nine months of 2014 increased in comparison to the first nine months of 2013 primarily due to higher sales volumes and an increase in average selling prices. Higher sales volumes had a favorable impact of approximately $10.1 million in the first nine months of 2014. The increase in average selling prices, which had a positive impact on net sales of approximately $7.1 million, can be attributed to inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in the sales of fabricated components.
Operating profit from ongoing operations increased by $6.2 million in the first nine months of 2014 compared to the first nine months of 2013 primarily as a result of an improved product mix, higher volumes, the favorable impact of manufacturing efficiencies and reduced selling, general and administrative expenses. Higher sales volumes and improved product mix had a favorable impact of approximately $2.7 million in comparison to the prior year. Despite unanticipated utility, distribution and manufacturing costs as a result of adverse weather conditions in the first quarter of 2014, improved margins from manufacturing efficiencies and reduced selling, general and administrative expenses increased operating profit from ongoing operations by approximately $1.8 million. In addition, operating profit from ongoing operations in the prior year includes one-time, construction-related expense of approximately $0.5 million associated with the automotive press project at the Company’s manufacturing facility in Newnan, Georgia. The remaining portion of the change in operating profit from ongoing operations for the first nine months of 2014 compared to the first nine months of 2013 is primarily related to favorable pricing from value-added services.
Capital expenditures for Aluminum Extrusions were $5.2 million in the first nine months of 2014 compared to $7.5 million in the first nine months of 2013. Capital expenditures are projected to be approximately $8 million in 2014, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $6.2 million in the first nine months of 2014 compared to $5.5 million in the first nine months of 2013, and is projected to be approximately $8.5 million in 2014. Amortization expense was $1.4 million in the first nine months of 2014 and $1.4 million in the first nine months of 2013, and is projected to be approximately $1.6 million in 2014.
Outlook
During the first nine months of 2014, volumes in Aluminum Extrusions increased in key non-construction end-markets such as machinery and equipment and distribution, along with incremental volume from the new automotive press. After a sluggish start to 2014, the year-to-date growth rate for nonresidential building and construction is approximately 4%, which is in line with estimated industry growth. In addition, a program delay for a key automotive customer has shifted the volume ramp-up for that automotive program from the third to the fourth quarter of 2014. Therefore, as disclosed in the previous quarter, volume growth in 2014 is expected to be in the range of 6-8% higher than 2013. The adjusted EBITDA margin is expected to be 9-10% in 2014 as a result of a favorable product mix and operational efficiencies.
Corporate Expenses, Interest and Taxes
Pension expense was $5.2 million in the first nine months of 2014, a favorable change of $5.1 million from the first nine months of 2013. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net decreased in 2014 versus 2013 primarily due to the reduction in pension expenses noted above, lower stock-based employee benefit costs and a reduction in performance incentive accruals, partially offset by the timing of certain non-recurring corporate expenditures. In 2014, corporate expenses, net included costs of $0.9 million related to responding to a Schedule 13D filed with the SEC by certain shareholders.
Interest expense was $1.8 million in the first nine months of 2014 in comparison to $2.1 million in the first nine months of 2013.
The effective tax rate used to compute income taxes from continuing operations was 34.6% in the first nine months of 2014 compared to 31.5% in the first nine months of 2013. Income taxes from continuing operations in the first nine months of 2014 were relatively consistent with the federal statutory rate as a result of various mitigating factors, while income taxes from continuing operations in the first nine months of 2013 primarily reflect the benefit of foreign tax incentives and the timing of a research and development tax credit, partially offset by the impact of differences in state tax rates. Significant differences between the estimated effective tax rate for income from continuing operations and the U.S. federal statutory rate for 2014 and 2013 are provided in the table provided in Note 12 on page 19.
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
Results of Operations
Third Quarter 2014 Compared with Third Quarter 2013
Overall, sales in the third quarter of 2014 decreased by 1.1% compared with the third quarter of 2013. Net sales (sales less freight) decreased 9.0% in Film Products due to lower volumes, partially offset by an increase in average selling prices. Net sales increased 14.1% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average selling prices primarily driven by various factors, including inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in fabricated components. For more information on net sales and volume, see the executive summary beginning on page 22.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased to 14.4% in the third quarter of 2014 from 15.3% in the third quarter of 2013. The gross profit margin in Film Products decreased primarily due to lower sales volumes and higher manufacturing costs, primarily in flexible packaging films, partially offset by the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Gross profit margin in Aluminum Extrusions increased as a result of higher volumes and an improved product mix. Gross profit as a percentage of sales for Film Products and Aluminum Extrusions does not include lower pension expenses. Gross profit margin in the third quarter of 2014 compared to the third quarter of 2013 was favorably impacted by lower pension expenses.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.3% in the third quarter of 2014, which decreased from 8.6% in the third quarter of last year. The decrease can be primarily attributed to the reduction of selling, general and administrative costs in Aluminum Extrusions and lower performance-based incentive costs.
Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2014 shown in the segment operating profit table on page 23 include:

•	Pretax charges of $0.4 million associated with severance and other employee-related costs associated with restructurings in Film Products ($0.4 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $75,000 related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $37,000 associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina; and

•	Pretax charges of $20,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2013 shown in the segment operating profit table on page 23 include:

•	Pretax charges of $0.2 million associated with severance and other employee-related costs associated with restructurings in Film Products

•
Pretax charge of $0.1 million related to expected future environmental costs at our aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Net pretax charges of $45,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results include an unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $4.0 million ($2.5 million after taxes) in the third quarter of 2014 and an unrealized loss of $3.1 million ($1.9 million after taxes) in the third quarter of 2013. Unrealized losses on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.2 million ($0.1 million after taxes) and $0.2 million ($0.1 million after taxes) were recorded in the third quarters of 2014 and 2013, respectively, as a result of a reduction in the value of our investment that is not expected to be temporary. See Note 8 beginning on page 13 for additional information on investments.
On February 12, 2008, the Company sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. Accruals for indemnifications under the purchase agreement related to environmental matters were adjusted in the third quarter of 2014, resulting in income from discontinued operations of $0.9 million ($0.9 million after taxes). An accrual of $0.5 million ($0.5 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters in the third quarter of 2013. All historical results for this business have been reflected as discontinued operations.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.1 million in the third quarter of 2014 and 2013, respectively. Interest expense was $0.6 million and $0.7 million in the third quarter of 2014 and 2013, respectively. Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In Millions)	2014	2013
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$137.2	$139.9
Average interest rate	1.9%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$137.2	$139.9
Average interest rate	1.9%	2.0%
The effective tax rate used to compute income taxes from continuing operations for the third quarter of 2014 was 33.3% compared to 28.3% in the third quarter of 2013. The change in the effective tax rate for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the rate estimated for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for income from continuing operations for the first nine months is shown in the table provided in Note 12 on page 19.
First Nine Months of 2014 Compared with First Nine Months of 2013
Overall, sales in the first nine months of 2014 decreased by 2.1% compared with the first nine months of 2013. Net sales decreased 6.7% in Film Products due to lower volumes, partially offset by an increase in average selling prices and the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales increased 7.3% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average selling prices driven by various factors, primarily including inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in fabricated components. For more information on net sales and volume, see the executive summary beginning on page 22.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales increased to 15.6% in the nine months of 2014 from 15.3% in the first nine months of 2013. Gross profit as a percentage of sales was favorably impacted by lower pension expenses in the first nine months of 2014 compared to the first nine months of 2013. As previously noted, most of the impact of lower pension expense is not allocated to Film Products and Aluminum Extrusions. The gross profit margin in Film Products decreased due to lower volumes, competitive pricing pressures, primarily in flexible packaging films, and higher manufacturing costs in flexible packaging films, partially offset by improved operational performance in personal care materials and surface protection films and favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Aluminum Extrusions increased primarily as a result of improved product mix, higher volumes, additional manufacturing efficiencies and improved pricing on value-added services.

As a percentage of sales, selling, general and administrative and R&D expenses were 8.5% in the first nine months of 2014, which was lower than 8.7% in the first nine months of last year. The decrease can be primarily attributed to the reduction of selling, general and administrative costs in Aluminum Extrusions and lower performance-based incentive costs.
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2014 shown in the segment operating profit table on page 23 include:

•
Pretax charge of $10.0 million (included in “Other income (expense), net” in the consolidated statements of income)associated with a one-time, lump sum license payment to 3M after the Company settled all litigation issues associated with a patent infringement complaint (see Note 14 for additional detail on this legal matter);

•	Pretax charges of $1.8 million associated with severance and other employee-related costs associated with restructurings in Film Products ($1.8 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $0.8 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.5 million and asset impairment and other shutdown-related charges of $0.3 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $43,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2013 shown in the segment operating profit table on page 23 include:

•	Net pretax charge of $0.6 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana;

•	Pretax charges of $0.3 million associated with severance and other employee-related costs associated with restructurings in Film Products;

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

Results include unrealized gains on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $2.9 million ($1.8 million after taxes) in the first nine months of 2014 and $0.1 million ($0.1 million after taxes) in the first nine months of 2013. Unrealized losses on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.8 million ($0.5 million after taxes) and $0.2 million ($0.1 million after taxes) was recorded in the first nine months of 2014 and 2013, respectively, as a result of a reduction in the value of our investment that is not expected to be temporary. The Company realized a gain on the sale of investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) in the first nine months of 2014. The Company recorded an unrealized loss on this investment property (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.6 million after taxes) in the first nine months of 2013. See Note 8 beginning on page 13 for additional information on investments.
On February 12, 2008, the Company sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. Accruals for indemnifications under the purchase agreement related to environmental matters were adjusted in the first nine months of 2014, resulting in income from discontinued operations of $0.9 million ($0.9 million after taxes). An accrual of $14.0 million ($14.0 million after taxes) was made for indemnifications under the purchase agreement related to environmental matters in the first nine months of 2013. All historical results for this business have been reflected as discontinued operations.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.4 million and $0.3 million in the first nine months of 2014 and 2013, respectively. Interest expense was $1.8 million and $2.1 million in the first nine months of 2014 and 2013, respectively. Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In Millions)	2014	2013
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$134.6	$130.6
Average interest rate	1.9%	1.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$134.6	$130.6
Average interest rate	1.9%	1.9%
The effective tax rate used to compute income taxes from continuing operations in the first nine months of 2014 was 34.6% compared to 31.5% in the first nine months of 2013. The significant differences between the U.S. federal statutory rate and the effective tax rate for income from continuing operations the first nine months is shown in the table provided in Note 12 on page 19.

Liquidity and Capital Resources
Changes in operating assets and liabilities from December 31, 2013 to September 30, 2014 are summarized below:

•	Accounts and other receivables increased $20.0 million (20.2%).

•	Accounts receivable in Film Products increased by $6.5 million primarily due to the timing of cash receipts.

•	Accounts receivable in Aluminum Extrusions increased by $13.5 million primarily due to the timing of shipments and cash receipts.

•	Inventories decreased $0.9 million (1.3%).

•	Inventories in Film Products decreased by approximately $0.9 million primarily due to the timing of shipments.

•	Inventories in Aluminum Extrusions were relatively flat.

•
Net property, plant and equipment increased $3.5 million (1.3%) primarily due to capital expenditures of $32.6 million and accrued additions of $2.7 million, partially offset by depreciation expenses of $26.6 million and a change in the value of the U.S. Dollar relative to foreign currencies ($6.8 million decrease).

•	Accounts payable increased $14.8 million (17.9%).

•	Accounts payable in Film Products increased $5.7 million due to the normal volatility associated with the timing of payments.

•	Accounts payable in Aluminum Extrusions increased by $9.5 million primarily due the normal volatility associated with the timing of payments.

•	Accrued expenses decreased by $7.4 million (17.5%) primarily due to lower accruals for performance incentive costs and timing differences associated with various miscellaneous accruals.

•	Income taxes payable became an income tax receivable balance of $1.7 million primarily due to the timing of payments.
Cash provided by operating activities was $37.2 million in the first nine months of 2014 compared with $44.9 million in the first nine months of 2013. The change is primarily related to normal volatility of working capital components.

Cash used in investing activities was $27.5 million in the first nine months of 2014 compared with $53.1 million in the first nine months of 2013. Cash used in investing activities in 2014 primarily represents capital expenditures of $32.6 million, partially offset by proceeds from the sale of a portion of the Company investment property in Alleghany and Bath Counties, Virginia.
Cash used in financing activities was $8.5 million in the first nine months of 2014 and was primarily related to the payment of regular quarterly dividends of $8.1 million (25 cents per share). Cash provided by financing activities was $2.1 million in the first nine months of 2013 and was primarily related to net borrowings of $6.0 million, partially offset by the payment of regular quarterly dividends of $6.8 million (21 cents per share).
Further information on cash flows for the nine months ended September 30, 2014 and 2013 is provided in the consolidated statements of cash flows on page 5.
The Company has in place a five-year, unsecured revolving credit facility that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of September 30, 2014 were as follows:

Net Capitalization and Indebtedness as of September 30, 2014
(In Thousands)
Net capitalization:
Cash and cash equivalents	$51,930
Debt:
$350 million revolving credit agreement maturing April 23, 2017	138,750
Other debt	—
Total debt	138,750
Debt, net of cash and cash equivalents	86,820
Shareholders’ equity	415,039
Net capitalization	$501,859
Indebtedness as defined in revolving credit agreement:
Total debt	$138,750
Face value of letters of credit	2,934
Other	219
Indebtedness	$141,903
The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25
At September 30, 2014, the interest rate on debt under the revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $156 million was available to borrow at September 30, 2014 based upon the most restrictive covenants.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants As of and for the Twelve Months Ended September 30, 2014 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2014:
Net income	$33,228
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	16,951
Interest expense	2,489
Depreciation and amortization expense for continuing operations	41,622
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	11,469
Charges related to stock option grants and awards accounted for under the fair value-based method	1,240
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(850)
Total income tax benefits for continuing operations	—
Interest income	(706)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(6,200)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	99,243
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(41,622)
Adjusted EBIT as defined in revolving credit agreement	$57,621
Shareholders’ equity at September 30, 2014 as defined in revolving credit agreement	$391,265
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at September 30, 2014:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.43x
Interest coverage ratio (adjusted EBIT-to-interest expense)	23.15x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$137,012
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$357,012
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x

As of September 30, 2014, Tredegar was in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At September 30, 2014, the Company had cash and cash equivalents of $51.9 million, including funds held in locations outside the U.S. of $41.9 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company’s intent to permanently reinvest these earnings. The Company has not recorded a deferred liability of approximately $7.3 million related to the U.S. federal income taxes and foreign withholding taxes on approximately $34.2 million of undistributed earnings indefinitely invested outside the U.S. at September 30, 2014.
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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2014 and 2013 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30,
	2014		2013
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	12	1	12
Latin America	—	10	—	12
Asia	8	4	9	4
Total	14%	26%	15%	28%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
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
The Company estimates that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit from ongoing operations of approximately $0.4 million in the third quarter of 2014 compared with the third quarter of 2013 and approximately $3.8 million in the first nine months of 2014 compared with the first nine months of 2013.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Tredegar Corporation
(Registrant)

Date:	November 6, 2014	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2014	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 6, 2014	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)