Form 10-K
period 2014-12-31
TREDEGAR CORP
filed 2015-03-02
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter): $585,612,317*
Number of shares of Common Stock outstanding as of January 30, 2015: 32,534,984 (32,387,008 as of June 30, 2014)

*
In determining this figure, an aggregate of 7,371,531 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange Composite Transactions on June 30, 2014.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
Index to Annual Report on Form 10-K
Year Ended December 31, 2014

*Items	11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS
Description of Business
Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of plastic films and aluminum extrusions. The financial information related to Tredegar’s film products and aluminum extrusions segments and related geographical areas included in Note 5 to the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
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

•
Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the ExtraFlex™, FabriFlex™, FlexAire™ and FlexFeel™ brand names); and

•	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDry® and AquiDry Plus™ brand names.
In 2014, 2013 and 2012, personal care materials accounted for approximately 34%, 36% and 38% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
Flexible Packaging Films. Film Products produces specialized polyester (“PET”) films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily sold in Latin America and the U.S. under the Terphane® and Sealphane® brand names. Major end uses include food packaging and industrial applications. Flexible packaging films accounted for approximately 12%, 14% and 16% of Tredegar’s consolidated net sales from continuing operations in 2014, 2013 and 2012, respectively.
Surface Protection Films. Film Products produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™ and ForceField PEARL™ brand names. These films are used in high-technology applications, most notably protecting high-value components of flat panel displays used in televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2014, 2013 and 2012, surface protection films accounted for approximately 10%, 10% and 8% of Tredegar’s consolidated net sales from continuing operations, respectively.
Polyethylene Overwrap & Polypropylene Films. Film Products produces various types of polyethylene and polypropylene overwrap films. Applications for polyethylene films include overwrap for bathroom tissue and paper towels as these products provide customers with thin-gauge films that are readily printable and convertible on conventional processing equipment. Film Products sells these overwrap films in a highly competitive environment, contending with other commodity-based films. Film Products also manufactures polypropylene films for various industrial applications, including tape and automotive protection.
Films for Other Markets. Film Products also makes a variety of specialty films and film-based products that provide tailored functionality for the illumination market as well as various other markets. Bright View Technologies Corporation (“Bright View”), a Film Products subsidiary, is a developer and producer of high-value microstructure-based optical films for the LED (light-emitting diode) and fluorescent lighting markets. By leveraging the combination of film capabilities and its patented microstructure technology, Bright View offers optical management products for a wide range of applications, including lighting, signage and durable goods.

Film Products’ net sales by market segment over the last three years is shown below:

% of Film Products Net Sales by Market Segment *
	2014	2013	2012
Personal care materials	55%	55%	53%
Flexible packaging films	20%	20%	23%
Surface protection films	16%	15%	11%
Polyethylene overwrap & polypropylene films	8%	9%	10%
Films for other markets	1%	1%	3%
Total	100%	100%	100%

* See previous discussion by market segment for comparison of net sales to the Company’s consolidated net sales for material market segments for each of the years presented.
Raw Materials. The primary raw materials used by Film Products in polyethylene and polypropylene films are low density, linear low density and high density polyethylene and polypropylene resins. Purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”) are the primary raw materials used by Film Products to produce the polyester resins utilized in PET films. Prospectively, Film Products will purchase additional polyester resins directly from suppliers.
All of these raw materials are obtained from domestic and foreign suppliers at competitive prices, and Film Products believes that there will be an adequate supply of polyethylene, polypropylene, and polyester resins as well as PTA and MEG in the foreseeable future. Film Products also buys polypropylene-based nonwoven fabrics based on the resins previously noted and styrenic block copolymers, and it believes there will be an adequate supply of these raw materials in the foreseeable future.
Customers. Film Products sells to many branded product producers throughout the world. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $221 million in 2014, $262 million in 2013 and $264 million in 2012 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G).
P&G and Tredegar have a successful long-term relationship based on cooperation, product innovation and continuous process improvement. For additional information on the relationship with P&G, see “Item 1A. Risk Factors” beginning on page 5.
Aluminum Extrusions
The William L. Bonnell Company, Inc. and its subsidiaries (together, “Aluminum Extrusions”), which is known as Bonnell Aluminum in the marketplace, produce high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, consumer durables, machinery and equipment, electrical and distribution markets. Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted and fabricated aluminum extrusions for sale directly to fabricators and distributors, and it competes primarily on the basis of product quality, service and price. Sales are made primarily in the U.S.
On October 1, 2012, Aluminum Extrusions acquired AACOA, Inc. (“AACOA”). AACOA produces aluminum extrusions and provides anodizing services to customers in the consumer durables, machinery and equipment and transportation markets. The acquisition of AACOA allows Aluminum Extrusions to add fabrication capabilities to its array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.

The primary end-uses in each of Aluminum Extrusions’ primary market segments include:

Major Markets	End-Uses

Building & construction - nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays and pre-engineered structures

Building & construction - residential	Shower and tub enclosures, railing and support systems, venetian blinds, swimming pools and storm shutters

Consumer durables	Furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods

Machinery & equipment	Material handling equipment, conveyors and conveying systems, industrial modular assemblies and medical equipment

Automotive	Automotive and light truck structural components, spare parts, after-market automotive accessories, travel trailers and recreation vehicles

Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)

Electrical	Lighting fixtures, solar panels, electronic apparatus and rigid and flexible conduits
Aluminum Extrusions’ net sales from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Net Sales by Market Segment (Continuing Operations) *
	2014	2013	2012
Building and construction:
Nonresidential	58%	58%	67%
Residential	6%	7%	10%
Consumer durables	13%	13%	5%
Machinery & equipment	8%	7%	4%
Automotive	6%	6%	5%
Distribution	5%	4%	6%
Electrical	4%	5%	3%
Total	100%	100%	100%

*	Includes net sales for AACOA subsequent to being acquired on October 1, 2012.
In 2014, 2013 and 2012, nonresidential building and construction accounted for approximately 22%, 19% and 19% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
Raw Materials. The primary raw materials used by Aluminum Extrusions consist of aluminum ingot, aluminum scrap and various alloys, which are purchased from domestic and foreign producers in open-market purchases and under short-term contracts. Aluminum Extrusions believes that it has adequate long-term supply agreements for aluminum and other required raw materials and supplies in the foreseeable future.

Other
Tredegar’s operations previously included an additional segment, Other, comprised of the start-up operations of Bright View and Falling Springs, LLC (“Falling Springs”). The operations of Bright View were incorporated into Film Products effective January 1, 2012 to better leverage efforts to produce films for new market segments. Prior year balances for Bright View have been reclassified to Film Products to conform with the current presentation.
As a subsidiary of Tredegar, Falling Springs developed, owned and operated multiple mitigation banks. Through the establishment of perpetual easements to restore, enhance and preserve wetlands, streams or other protected environmental resources, these mitigation banks created saleable credits that were used by the purchaser of credits to offset the negative environmental impacts from private and public development projects. On November 20, 2012, the Company sold its membership interests in Falling Springs to Arc Ventures, LC, a Virginia limited liability company affiliated with John D. Gottwald, a member of Tredegar’s Board of Directors, for cash and stock proceeds of $16.6 million. The corresponding loss on sale of $3.1 million and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. With the sale of Falling Springs, there is no longer an Other segment to report.
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be significant to Film Products. As of December 31, 2014, Film Products held 273 issued patents (81 of which are issued in the U.S.) and 122 trademarks (14 of which are issued in the U.S.). Aluminum Extrusions held one U.S. patent and three U.S. trademark registrations. These patents have remaining terms ranging from 1 to 20 years. Tredegar also has licenses under patents owned by third parties.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2014, 2013 and 2012 was primarily related to Film Products. Film Products has technical centers in Bloomfield, New York; Durham, North Carolina; Richmond, Virginia; and Terre Haute, Indiana. R&D spending was approximately $12.1 million in 2014, $12.7 million in 2013 and $13.2 million in 2012.
Backlog. Backlogs are not material to the operations in Film Products. Overall backlog for continuing operations in Aluminum Extrusions at December 31, 2014 increased by approximately 54% compared with December 31, 2013. Volume for Aluminum Extrusions, which it believes is cyclical in nature, was 153.8 million pounds in 2014, 143.7 million pounds in 2013 and 114.8 million pounds in 2012.
Government Regulation. U.S. laws concerning the environment to which the Company’s domestic operations are or may be subject include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), all as amended, regulations promulgated under these acts, and any other federal, state or local laws or regulations governing environmental matters. Compliance with these laws is an important consideration because Tredegar uses hazardous materials in some of its operations, is a generator of hazardous waste, and wastewater from the Company’s operations is discharged to various types of wastewater management systems. Under CERCLA and other laws, Tredegar may be subject to financial exposure for costs associated with waste management and disposal, even if the Company fully complies with applicable environmental laws.
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Additional regulations are anticipated. Several of the Company’s manufacturing operations result in emissions or GHG and are subject to the current GHG regulations. The Company’s compliance with these regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but Tredegar does not anticipate compliance to have a material adverse effect on its financial condition or results of operations based on information currently available.
Tredegar is also subject to the governmental regulations in the countries where it conducts business.
At December 31, 2014, the Company believes that it was in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where it conducts business. Environmental standards tend to become more stringent over time. In order to maintain substantial compliance with such standards, the Company may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities. Furthermore, failure to comply with current or future laws and regulations could subject Tredegar to substantial penalties, fines, costs and expenses.
Employees. Tredegar employed approximately 2,700 people at December 31, 2014.

Available Information and Corporate Governance Documents. Tredegar’s Internet address is www.tredegar.com. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation, Strategic Finance and Nominating and Governance Committees are available on Tredegar’s website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into other filings it makes with the SEC.

Item 1A.	RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the operating results of the Company’s businesses and consolidated financial condition and liquidity. The following risk factors should be considered, in addition to the other information included in this Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”), when evaluating Tredegar and its businesses:
General

•
Tredegar may not be able to successfully execute its acquisition strategy. New acquisitions, such as the October 2011 acquisition of Terphane Holdings LLC (“Terphane”) and the October 2012 acquisition of AACOA, can provide meaningful opportunities to grow the Company’s business and improve profitability.  Acquired businesses may not achieve expected levels of revenue, profit or productivity, or otherwise perform as expected.  Acquisitions involve special risks, including, without limitation, diversion of management’s time and attention from existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements.  While the Company’s strategy is to acquire businesses that will improve its competitiveness and profitability, acquisitions may not be successful or accretive to earnings.

•
Tredegar’s performance is influenced by costs incurred by its operating companies, including, for example, the cost of raw materials and energy. These costs include, without limitation, the cost of resin, PTA and MEG (the raw materials on which Film Products primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts on pages 34-36. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, the Company’s cost control efforts may not be sufficient to offset any additional future declines in revenue or increases in raw material, energy or other costs.

•
Noncompliance with any of the covenants in the Company’s $350 million credit facility could result in all debt under the agreement outstanding at such time becoming due and limiting its borrowing capacity, which could have a material adverse effect on financial condition and liquidity. The credit agreement governing Tredegar’s revolving credit facility contains restrictions and financial covenants that could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s financial condition and liquidity. Renegotiation of the covenant(s) through an amendment to the revolving credit facility may effectively cure the noncompliance, but may have a negative effect on the Company’s consolidated financial condition or liquidity depending upon how the amended covenant is renegotiated.

•
Failure to continue to attract, develop and retain certain key officers or employees could adversely affect Tredegar’s businesses. The Company depends on its senior executive officers and other key personnel to run the businesses. The loss of any of these officers or other key personnel could have a material adverse effect on operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate highly skilled employees required for the operation and expansion of Tredegar’s businesses could hinder its ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

•
Tredegar is subject to various environmental laws and regulations and could become exposed to material liabilities and costs associated with such laws. The Company is subject to various environmental obligations and could become subject to additional obligations in the future. In the case of known potential liabilities, it is management’s judgment that the resolution of ongoing and/or pending environmental remediation obligations is not expected to have a material adverse effect on consolidated financial condition or liquidity. In any given period(s), however, it is possible such obligations or matters could have a material adverse effect on the results of operations. Changes in environmental laws and regulations, or their application, including, but not limited to, those relating to global climate change, could subject Tredegar to significant additional capital expenditures and operating expenses. Moreover, future developments in federal, state, local and international environmental laws and regulations are difficult to predict. Environmental laws have become and are expected to continue to become increasingly strict. As a result, Tredegar will be subject to new environmental laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

•
Material disruptions at one of the Company’s major manufacturing facilities could negatively impact financial results. Tredegar believes its facilities are operated in compliance with applicable local laws and regulations and that the Company has implemented measures to minimize the risks of disruption at its facilities. A material disruption in one of the Company’s operating locations could negatively impact production and financial results. Such a disruption could be a result of any number of events, including but not limited to: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions.

•
An information technology system failure may adversely affect the business. Tredegar relies on information technology systems to transact its businesses. An information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt operations and prevent the Company from being able to process transactions with its customers, operate its manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure may result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

•
Tredegar is subject to credit risk that is inherent with efforts to increase market share as the Company attempts to broaden its customer base. In the event of the deterioration of operating cash flows or diminished borrowing capacity of the Company’s customers, the collection of trade receivable balances may be delayed or deemed unlikely. Film Products’ credit risk exposure could increase as efforts to expand its business may lead to a broader, more diverse customer base. In addition, the operations of the customers for Aluminum Extrusions generally follow the cycles within the economy, resulting in greater credit risk from diminished operating cash flows and higher bankruptcy rates when the economy is deteriorating or in recession.

•
Tredegar could be required to make additional cash contributions to its defined benefit (pension) plan. Tredegar sponsors a pension plan that covers certain hourly and salaried employees in the U.S. Tredegar has experienced a significant reduction in interest rates and fluctuations in plan asset investment returns in recent years. Cash contribution requirements for the pension plan are sensitive to changes in these market factors. Tredegar expects that it will be required to make a cash contribution of approximately $2.4 million to its underfunded pension plan in 2015, and the Company may be required to make additional cash contributions in future periods if current trends in interest rates continue, volatility in investment returns on plan assets persist or if plan asset investment returns lag market performance.

•
Tredegar and its customers operate in highly competitive markets. Tredegar and its businesses compete on product innovation, quality, price and service, and its businesses and their customers operate in highly competitive markets. Global market conditions continue to exacerbate the Company’s exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. Tredegar attempts to mitigate the effects of this trend through the introduction of new products, cost saving measures and manufacturing efficiency initiatives, but these efforts may not be sufficient to offset the impact of margin compression as a result of competitive pressure.

•
An inability to renegotiate one of the Company’s collective bargaining agreements could adversely affect financial results. Some of the Company’s employees are represented by labor unions under various collective bargaining agreements with varying durations and expiration dates. Tredegar may not be able to satisfactorily renegotiate collective bargaining agreements when they expire, which could result in strikes or work stoppages or higher labor costs. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company’s facilities in the future. Any such work stoppages (or potential work stoppages) could negatively impact Tredegar’s ability to manufacture its products and adversely affect results of operations.

•
Tredegar’s investments (primarily $7.5 million of investments in kaléo and a $1.8 million net investment in Harbinger) have high risk. The value of the Company’s investment in a specialty pharmaceutical company, kaleo, Inc. (“kaléo”), which was formerly known as Intelliject, Inc., can fluctuate, primarily as a result of kaléo’s ability to meet its developmental and commercialization milestones within an anticipated time frame. Commercial sales of kaléo’s first licensed product commenced in the first quarter of 2013, and commercial sales of its second product commenced in the third quarter of 2014. As kaléo continues to invest in its product pipeline, it may require additional rounds of financing to have the opportunity to complete product pipeline development and bring its technology to market, which may never occur. The estimated fair value of this investment was $39.1 million at December 31, 2014.

Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) is a private investment fund, and an investment in the fund involves risk and is subject to limitations on withdrawal. The amount of future installments of withdrawal proceeds is uncertain, and the timing of such payments is not known.
There is no secondary market for selling the Company’s interests in either investment. As a result, Tredegar may be required to bear the risk of its investment in kaléo and the Harbinger Fund for an indefinite period of time.
Film Products

•
Film Products is highly dependent on sales associated with one customer, P&G. P&G comprised approximately 24% of Tredegar’s consolidated net sales from continuing operations in 2014, 28% in 2013 and 31% in 2012. The loss or significant reduction of sales associated with P&G could have a material adverse effect on the Company’s business. Other P&G-related factors that could adversely affect the business include, by way of example, (i) failure by P&G to achieve success or maintain share in markets in which P&G sells products containing Film Products’ materials, (ii) operational decisions by P&G that result in component substitution, inventory reductions and similar changes, (iii) delays in P&G rolling out products utilizing new technologies developed by Film Products and (iv) P&G rolling out products utilizing technologies developed by others that replace Film Products’ business with P&G. While Film Products has undertaken efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with P&G.

In 2014, Film Products lost certain babycare elastic laminate volumes sold to P&G due to P&G’s consolidation of suppliers for its North American product needs. Annualized net sales to P&G associated with these plastic films were approximately $51 million. While it continues to identify new business opportunities with P&G, Film Products is also working to expand its customer base in order to create long-term growth and profitability by (1) actively competing for new business with various customers across its full product portfolio, (2) expanding capacity in emerging markets, (3) introducing new products and/or improvements to existing applications, and (4) investigating opportunities to diversify its customer and product offerings through additional acquisitions. There is no assurance that these efforts to expand the revenue base and mitigate this or any future loss of sales and profits from P&G will be successful.

•
Growth of Film Products depends on its ability to develop and deliver new products at competitive prices. Personal care materials, surface protection films and polyethylene overwrap and polypropylene films are now being made with a variety of new materials and the overall cycle for new product introduction has accelerated. While Film Products has substantial technological resources, there can be no assurance that its new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from Film Products’ technologies, its inability to develop and deliver new profitable products, or delayed acceptance of its new products in domestic or foreign markets, could have a material adverse effect on the business, results of operations and cash flows. In the long term, growth will depend on Film Products’ ability to provide innovative products at a price that meets the customers’ needs.

•
Failure of Film Products’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact its sales and operating margins. The Company’s plastic films serve as components for various consumer products sold worldwide. A customer’s ability to successfully develop, manufacture and market their products is integral to Film Products’ success. In addition, many customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions. Downturns in the businesses that use the Company’s plastic film products can adversely affect sales and operating margins.

•
Continued growth in Film Products’ sale of protective film products is not assured. A shift in customer preference to new or different products or new technology that displaces the need for protective films that currently utilize Film Products’ surface protection applications could have a material adverse effect on the sales of these protective films. Surface protection films accounted for approximately 10%, 10% and 8% of Tredegar’s consolidated net sales from continuing operations in 2014, 2013 and 2012, respectively. Unanticipated changes in the demand for the products of Film Products’ customers, a decline in the rate of growth for flat panel displays or improvements in the durability of flat panel displays could have a material adverse effect on protective film sales.

•
Substantial international operations subject Film Products to risks of doing business in countries outside the U.S., which could adversely affect its business, financial condition and results of operations. Risks inherent in international operations include the following, by way of example: changes in general economic conditions or governmental policies, potential difficulty enforcing agreements and intellectual property rights, modifications in foreign tax laws and incentives, staffing and managing widespread operations and the challenges of complying with a wide variety of laws and regulations, restrictions on international trade or investment, restrictions on the repatriation of income, imposition of additional taxes on income generated outside the U.S., nationalization of private enterprises, unexpected adverse changes in international laws and regulatory requirements and fluctuations in exchange rates. In the countries where Film Products conducts its operations, significant fluctuations in the foreign currencies relative to the U.S. dollar could have a material impact on operating results. In addition, while expanding operations into emerging markets provides greater opportunities for growth, there are certain operating risks, as previously noted.

•
The Company’s inability to protect its intellectual property rights or its infringement of the intellectual property rights of others could have a material adverse impact on Film Products. Film Products operates in an industry where its significant customers and competitors have substantial intellectual property portfolios. The continued success of its business depends on its ability not only to protect its own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. Intellectual property litigation is very costly and could result in substantial expense and diversions of its resources, both of which could adversely affect its operations and financial condition and results. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a material adverse effect on the financial condition and results of operations in Film Products.

•
U.S. and global economic conditions could have an adverse effect on the operating results of some or all of Film Products’ operations. As a global entity, the operating results and financial condition for Film Products could become more sensitive to changes in macroeconomic conditions, including fluctuations in exchange rates. Sales associated with new products and regions tend to more closely follow the cycles within the economy. Cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from lower customer demand in an economic downturn. Therefore, as such product offerings become a greater part of the film products business, the Company’s operating results and financial condition may be adversely impacted by seasonal slowdowns, cyclical downturns in the economy or changes in foreign currency rates.

•
An unstable economic environment could have a disruptive impact on Film Products’ supply chain. Certain raw materials used in manufacturing the Company’s products are sourced from single suppliers, and Film Products may not be able to quickly or inexpensively re-source from other suppliers.  The risk of damage or disruption to its supply chain has been exacerbated as different suppliers have consolidated their product portfolios or experienced financial distress. Failure to take adequate steps to effectively manage such events, which are intensified when a product is procured from a single supplier or location, could adversely affect Film Products’ business and results of operations, as well as require additional resources to restore its supply chain.

•
Governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Film Products. In recent years, imports into Brazil, primarily from Asia, represented an increasing portion of the Brazilian flexible packaging films market. The Brazilian government currently applies anti-dumping duties on PET films imported from the UAE, Mexico, and Turkey, and these protective tariffs may be extended to other countries in Asia and the Middle East in the near future. In the absence of these anti-dumping duties, some suppliers may choose to sell excess inventory in Brazil, especially when markets for PET films in Europe and Asia are saturated. Additional supply in the Brazilian market could have a material adverse impact on pricing, thereby creating margin compression that Film Products may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives. An inability to extend and/or expand anti-dumping duties on PET films in Brazil could have a material adverse effect on the operating results of Film Products.

Aluminum Extrusions

•
Sales volume and profitability of Aluminum Extrusions is cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be subject to seasonal slowdowns. Because of the high degree of operating leverage inherent in its operations (generally constant fixed costs until full capacity utilization is achieved), the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•
The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,500 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 3% of Aluminum Extrusions’ net sales. Due to the diverse customer mix across many end-use markets, the Company believes the industry generally tracks the real growth of the overall economy. Future success and prospects depend on its ability to retain existing customers and participate in overall industry cross-cycle growth.

During improving economic conditions, excess industry capacity is absorbed and pricing pressure becomes less of a factor in many of its end-use markets. Conversely, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors protect their position with key customers. Because the business is susceptible to these changing economic conditions, Aluminum Extrusions targets complex, customized, service-intensive business with more challenging requirements in order to differentiate itself from competitors that focus on higher volume, standard extrusion applications.

•
Aluminum Extrusions’ efforts to expand into new market segments may not be successful. Aluminum Extrusions has made significant capital investments in recent years to execute on its market diversification strategy. Investments in new aluminum extrusion presses dedicated to serve automotive and light truck tier suppliers are intended to provide meaningful opportunities to grow Aluminum Extrusions and improve profitability. Efforts to expand product offerings and broaden the customer base are tied to successfully substituting the Company’s aluminum extrusions for current market alternatives. Additional volume and/or alternative products offered by Aluminum Extrusions may not be demanded or accepted by market participants. If customer purchases do not meet expectations, Aluminum Extrusions’ market diversification strategy may not be successful, which could have a material adverse effect on the operating results of Aluminum Extrusions.

•
Failure to extend duties on imported products or prevent competitors from circumventing such duties could adversely impact Aluminum Extrusions. In previous years, imports into the U.S., primarily from China, represented an increasing portion of the U.S. aluminum extrusion market. However, due to an affirmative determination by the U.S. International Trade Commission in April 2011 that asserted that dumped and subsidized imports of aluminum extrusion from China unfairly and negatively impacted the domestic industry, the U.S. Department of Commerce has applied duties to these imported products. As a result, aluminum extrusion imports from China have decreased significantly. While the risk to the domestic industry has been abated for the time being, these protective duties are scheduled to expire in 2016. There are ongoing efforts within the U.S. aluminum extrusions industry to extend these protective duties. An unfavorable outcome could have a material adverse effect on the operating results of Aluminum Extrusions.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
General
Most of the improved real property and the other assets used in the Company’s operations are owned, and none of the owned property is subject to an encumbrance that is considered to be material to its consolidated operations. Tredegar considers the manufacturing facilities, warehouses and other properties and assets that it owns or leases to be in generally good condition. Capacity utilization at its various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. The Company believes that its manufacturing facilities have sufficient capacity to meet its current production requirements. Tredegar’s corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.

The Company’s principal manufacturing plants and facilities are listed below:
Film Products

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York (technical center and production facility)
Lake Zurich, Illinois
Durham, North Carolina (technical center and production facility) (leased)
Pottsville, Pennsylvania
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
Market Prices of Common Stock and Shareholder Data
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. The Company has no preferred stock outstanding. There were 32,422,082 shares of common stock held by 2,343 shareholders of record on December 31, 2014.
The following table shows the reported high and low closing prices of Tredegar’s common stock by quarter for the past two years.

	2014		2013
	High	Low	High	Low
First quarter	$28.45	$22.48	$30.70	$21.06
Second quarter	25.08	19.65	30.16	24.23
Third quarter	24.07	18.41	30.73	22.22
Fourth quarter	22.49	16.76	29.74	23.86
The closing price of Tredegar’s common stock on February 20, 2015 was $21.65.

Dividend Information
Tredegar has paid a dividend every quarter since becoming a public company in July 1989. During the past three years, the Company paid quarterly dividends as follows:
•9 cents per share in each of the final three quarters of 2014;
•7 cents per share in the first quarter of 2014 and each of the quarters of 2013;
•6 cents per share in each of the final two quarters of 2012; and
•4 1/2 cents per share in each of the first two quarters of 2012.
Tredegar also paid a one-time dividend of 75 cents per share to all shareholders in December 2012.
All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in the Company’s revolving credit agreement and other such considerations as the Board deems relevant. See Note 11 beginning on page 67 for the restrictions contained in the Company’s revolving credit agreement related to minimum shareholders’ equity required and aggregate dividends permitted.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that its Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2014, 2013 and 2012 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2014.
Tredegar received 209,576 shares in 2012 at a price of $17.70 per share as consideration from Arc Ventures, LC in connection with the Company’s divestiture of Falling Springs. Shares received from the sale of Falling Springs do not represent shares repurchased under the current approved share repurchase program.

Comparative Tredegar Common Stock Performance
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2014. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2015 Russell Investment Group. All rights reserved.

Inquiries
Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to Computershare Investor Services, the transfer agent and registrar for the Company’s common stock:
Computershare Investor Services
P.O. Box 30170
College Station, TX 77842-3170
Phone: 800-622-6757
www.computershare.com/investor/Contact
All other inquiries should be directed to:
Tredegar Corporation
Investor Relations Department
1100 Boulders Parkway
Richmond, Virginia 23225
Phone: 800-411-7441
E-mail: invest@tredegar.com
Website: www.tredegar.com
Quarterly Information
Tredegar does not generate or distribute quarterly reports to its shareholders. Information on quarterly results can be obtained from the Company’s website. In addition, Tredegar files quarterly, annual and other information electronically with the SEC, which can be accessed on its website at www.sec.gov.

Item 6.	SELECTED FINANCIAL DATA
The tables that follow on pages 13-18 present certain selected financial and segment information for the five years ended December 31, 2014.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2014		2013		2012		2011		2010
(In Thousands, Except Per-Share Data)

Results of Operations (a):
Sales	$951,826		$959,346		$882,188		$794,420		$738,200
Other income (expense), net	(6,697)	(b)	1,776	(c)	18,119	(d)	3,213	(e)	(1,182)	(f)
	945,129		961,122		900,307		797,633		737,018
Cost of goods sold	778,113	(b)	784,675	(c)	712,660	(d)	654,087	(e)	594,987	(f)
Freight	28,793		28,625		24,846		18,488		17,812
Selling, general & administrative expenses	69,526		71,195	(c)	73,717	(d)	67,808	(e)	67,729
Research and development expenses	12,147		12,669		13,162		13,219		13,625
Amortization of intangibles	5,395		6,744		5,806		1,399		466
Interest expense	2,713		2,870		3,590		1,926		1,136
Asset impairments and costs associated with exit and disposal activities	3,026	(b)	1,412	(c)	5,022	(d)	1,917	(e)	773	(f)
	899,713		908,190		838,803		758,844		696,528
Income from continuing operations before income taxes	45,416		52,932		61,504		38,789		40,490
Income taxes	9,387	(b)	16,995	(c)	18,319	(d)	10,244	(e)	13,649	(f)
Income from continuing operations (a)	36,029		35,937		43,185		28,545		26,841
Income (loss) from discontinued operations, net of tax (a)	850	(a)	(13,990)	(a)	(14,934)	(a)	(3,690)	(a)	186	(a)
Net income	$36,879		$21,947		$28,251		$24,855		$27,027
Diluted earnings (loss) per share (a):
Continuing operations	$1.11		$1.10		$1.34		$0.89		$0.82
Discontinued operations	0.02	(a)	(0.43)	(a)	(0.46)	(a)	(0.12)	(a)	0.01	(a)
Net income	$1.13		$0.67		$0.88		$0.77		$0.83
Refer to notes to financial tables on page 18.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2014	2013	2012		2011	2010
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share	$11.47	$12.46	$11.61		$12.38	$13.10
Cash dividends declared per share	0.34	0.28	0.96	(j)	0.18	0.16
Weighted average common shares outstanding during the period	32,302	32,172	32,032		31,932	32,292
Shares used to compute diluted earnings (loss) per share during the period	32,554	32,599	32,193		32,213	32,572
Shares outstanding at end of period	32,422	32,305	32,069		32,057	31,883
Closing market price per share:
High	$28.45	$30.73	$26.29		$23.00	$20.19
Low	16.76	21.06	13.49		13.92	14.93
End of year	22.49	$28.81	20.42		22.22	19.38
Total return to shareholders (g)	(20.8)%	42.5%	(3.8)%		15.6%	23.5%
Financial Position:
Total assets	$788,626	$793,008	$783,165		$780,610	$580,342
Cash and cash equivalents	50,056	52,617	48,822		68,939	73,191
Debt	137,250	139,000	128,000		125,000	450
Shareholders’ equity (net book value)	372,029	402,664	372,252		396,907	417,546
Equity market capitalization (h)	729,173	930,711	654,857		712,307	617,893
Refer to notes to financial tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (i)
	2014	2013	2012	2011	2010
(In Thousands)
Film Products	$578,687	$621,239	$611,877	$535,540	$520,749
Aluminum Extrusions	344,346	309,482	245,465	240,392	199,639
Total net sales	923,033	930,721	857,342	775,932	720,388
Add back freight	28,793	28,625	24,846	18,488	17,812
Sales as shown in Consolidated Statements of Income	$951,826	$959,346	$882,188	$794,420	$738,200

Identifiable Assets
	2014	2013	2012	2011	2010
(In Thousands)
Film Products	$546,210	$556,873	$551,842	$574,571	$368,853
Aluminum Extrusions	143,328	134,928	129,279	78,661	81,731
AFBS (formerly Therics)	—	—	—	—	583
Subtotal	689,538	691,801	681,121	653,232	451,167
General corporate	49,032	48,590	53,222	40,917	41,833
Cash and cash equivalents	50,056	52,617	48,822	68,939	73,191
Identifiable assets from continuing operations	788,626	793,008	783,165	763,088	566,191
Discontinued operations (a):	—	—	—	17,522	14,151
Total	$788,626	$793,008	$783,165	$780,610	$580,342
Refer to notes to financial tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
	2014		2013		2012		2011		2010
(In Thousands)

Film Products:
Ongoing operations	$58,054		$70,966		$69,950		$59,493		$66,718
Plant shutdowns, asset impairments, restructurings and other	(12,827)	(b)	(671)	(c)	(109)	(d)	(6,807)	(e)	(758)	(f)
Aluminum Extrusions:
Ongoing operations	25,664		18,291		9,037		3,457		(4,154)
Plant shutdowns, asset impairments, restructurings and other	(976)	(b)	(2,748)	(c)	(5,427)	(d)	58	(e)	493	(f)
Total	69,915		85,838		73,451		56,201		62,299
Interest income	588		594		418		1,023		709
Interest expense	2,713		2,870		3,590		1,926		1,136
Gain (loss) on investment accounted for under the fair value method	2,000	(b)	3,400	(c)	16,100	(d)	1,600	(e)	(2,200)	(f)
Gain on sale of investment property	1,208	(b)	—		—		—		—
Unrealized loss on investment property	—		1,018	(c)	—		—		—
Stock option-based compensation expense	1,272		1,155		1,432		1,940		2,064
Corporate expenses, net	24,310	(b)	31,857	(c)	23,443	(d)	16,169	(e)	17,118
Income from continuing operations before income taxes	45,416		52,932		61,504		38,789		40,490
Income taxes	9,387	(b)	16,995	(c)	18,319	(d)	10,244	(e)	13,649	(f)
Income from continuing operations	36,029		35,937		43,185		28,545		26,841
Income (loss) from discontinued operations, net of tax (a)	850	(a)	(13,990)	(a)	(14,934)	(a)	(3,690)	(a)	186	(a)
Net income	$36,879		$21,947		$28,251		$24,855		$27,027
Refer to notes to financial tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
	2014	2013	2012	2011	2010
(In Thousands)
Film Products	$30,730	$35,332	$39,202	$36,315	$34,448
Aluminum Extrusions	9,974	9,202	9,984	8,333	9,054
Subtotal	40,704	44,534	49,186	44,648	43,502
General corporate	114	121	73	75	74
Total continuing operations	40,818	44,655	49,259	44,723	43,576
Discontinued operations (a):	—	—	10	12	12
Total depreciation and amortization expense	$40,818	$44,655	$49,269	$44,735	$43,588

Capital Expenditures
	2014	2013	2012	2011	2010
(In Thousands)
Film Products	$38,806	$64,867	$30,484	$13,107	$15,839
Aluminum Extrusions	6,092	14,742	2,332	2,697	4,339
Subtotal	44,898	79,609	32,816	15,804	20,178
General corporate	—	52	436	76	236
Capital expenditures for continuing operations	44,898	79,661	33,252	15,880	20,414
Discontinued operations (a):	—	—	—	—	4
Total capital expenditures	$44,898	$79,661	$33,252	15,880	20,418
Refer to notes to financial tables on page 18.

NOTES TO FINANCIAL TABLES

(a)
On November 20, 2012, Tredegar sold its membership interests in Falling Springs. All historical results for this business have been reflected in discontinued operations. In 2012, discontinued operations also includes an after-tax loss of $2.0 million from the sale of Falling Springs in addition to operating results through the closing date. In 2012, 2011 and 2010, net income of $0.5 million, $0.7 million and $0.2 million, respectively, have been reclassified to discontinued operations. On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2014, accruals for indemnifications under the purchase agreement were adjusted, resulting in income from discontinued operations of $0.9 million. In 2013, 2012 and 2011, discontinued operations include after-tax charges of $14.0 million and $13.4 million and $4.4 million, respectively, to accrue for indemnifications under the purchase agreement related to environmental matters.

(b)
Plant shutdowns, asset impairments, restructurings and other for 2014 include a charge of $10.0 million (included in “Other income (expense), net” in the consolidated statements of income) associated with the one-time, lump sum license payment to 3M after the Company settled all litigation issues associated with a patent infringement complaint; charges of $2.3 million for severance and other employee-related costs in connection with restructurings in Film Products ($2.3 million) and Aluminum Extrusions ($31,000); charges of $0.9 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.7 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million; gain of $0.1 million related to the sale of previously shutdown film products manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and charges of $54,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana. The unrealized gain on the Company’s investment in kaléo of $2.0 million; the unrealized loss on the Company’s investment in Harbinger of $0.8 million and the gain on sale on a portion the Company’s investment property in Alleghany and Bath County, Virginia was $1.2 million in 2014 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes from continuing operations in 2014 includes the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from foreign currency translation adjustments.

(c)
Plant shutdowns, asset impairments, restructurings and other for 2013 include a charge of $1.7 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.6 million associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana; charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment charges of $0.2 million; charges of $0.4 million for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($0.3 million) and Film Products ($0.1 million); charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and a loss of $0.1 million related to the sale of previously impaired machinery and equipment at the Company’s film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income). The unrealized gain on the Company’s investment in kaléo of $3.4 million, the unrealized loss on the Company’s investment in Harbinger of $0.4 million and the unrealized loss on the Company’s investment property in Alleghany and Bath County, Virginia of $1.0 million in 2013 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2013 include the recognition of an additional valuation allowance of $0.4 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(d)
Plant shutdowns, asset impairments, restructurings and other for 2012 include a net charge of $3.6 million associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana, which included accelerated depreciation for property and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statement of income), severance and other employee-related costs of $1.2 million and other shutdown-related charges of $2.3 million, partially offset by adjustments to inventories accounted for under the last-in, first-out method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains of $0.8 million (included in “Other income (expense), net” in the consolidated statements of income); a gain of $1.3 million in Film Products (included in “Other income (expense), net” in the consolidated statements of income) associated with an insurance recovery on idle equipment that was destroyed in a fire at an outside warehouse; charges of $1.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $1.1 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; gain of $1.1 million (included in “Other income (expense), net” in the consolidated statements of income) on the sale of assets associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; losses of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; charges of $0.5 million for severance and other employee-related costs in connection with restructurings in Film Products ($0.3 million) and Aluminum Extrusions ($0.2 million); charges of $0.2 million for asset impairments in Film Products; charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $0.1 million associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA; and a charge of $0.1 million (included in “Costs of goods sold” in the consolidated statements of income) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income). The unrealized gain on the Company’s investment in kaléo of $16.1 million and the unrealized loss on the Company’s investment in Harbinger of $1.1 million in 2012 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2012 include the recognition of an additional valuation allowance of $1.3 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(e)
Plant shutdowns, asset impairments, restructurings and other for 2011 include charges of $4.8 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; charges of $1.4 million for asset impairments in Films Products; a gain of $1.0 million on the disposition of the film products business in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrecognized foreign currency translation gains of $4.3 million that were associated with the business; charges of $0.7 million associated with purchase accounting adjustments made to the value of inventory sold by Films Products after its purchase of Terphane (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.5 million for severance and other employee related costs in connection with restructurings in Film Products; charges of $0.4 million for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Film Products; and gains of $0.1 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income). The unrealized gain on the Company’s investment in kaléo of $1.6 million and the unrealized loss on the Company’s investment in Harbinger of $0.6 million in 2011 are included in “Other income (expense), net” in the consolidated statements of income.

(f)
Plant shutdowns, asset impairments, restructurings and other for 2010 include gains of $0.9 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income); asset impairment charges of $0.6 million related to Films Products; a charge of $0.4 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.2 million for severance and other employee-related costs in connection with restructurings in Film Products; a gain of $0.1 million on the sale of previously impaired equipment (included in “Other income (loss), net” in the consolidated statements of income) at the film products manufacturing facility in Pottsville, Pennsylvania; and losses of $0.1 million on the disposal of equipment (included in “Other income (expense), net” in the consolidated statements of income) from a previously shutdown film products manufacturing facility in LaGrange, Georgia. The unrealized loss on the Company’s investment in kaléo of $2.2 million in 2010 is included in “Other income (expense), net” in the consolidated statements of income. Income taxes in 2010 include the recognition of an additional valuation allowance of $0.2 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

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
Forward-looking and Cautionary Statements
Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When Tredegar uses the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, it does so to identify forward-looking statements. Such statements are based on current expectations at the time of the filing and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations, refer to the reports that the Company files with or provides to the SEC from time-to-time, including the risks and important factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.
Executive Summary
General
Tredegar is a manufacturer of plastic films and aluminum extrusions. Descriptions of all of the Company’s businesses are provided on pages 1-9.
Sales from continuing operations were $951.8 million in 2014 compared to $959.3 million in 2013. Income from continuing operations was $36.0 million ($1.11 per diluted share) in 2014, compared with $35.9 million ($1.10 per diluted share) in 2013. Losses associated with plant shutdowns, asset impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in results of continuing operations beginning on page 25. The business segment review begins on page 37.
Film Products
A summary of operating results for Film Products is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2014	2013	% Change
Sales volume (pounds)	247,267	270,463	(8.6)%
Net sales	$578,687	$621,239	(6.8)%
Operating profit from ongoing operations	$58,054	$70,966	(18.2)%
Net sales for 2014 decreased in comparison to 2013, primarily due to lower volumes and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Lower volumes had an unfavorable impact of approximately $39.6 million on net sales, as lost business related to certain babycare elastic laminate films sold in North America accounted for approximately $33.9 million of this change. Net sales in Film Products were also impacted by reduced sales volumes for polyethylene overwrap and surface protection films, partially offset by higher volumes for other personal care materials. Lower volumes in surface protection films were primarily related to customer inventory corrections in 2014 and a minor loss of market share in a lower-tier film due to competitive pricing pressures. Average selling prices were favorably impacted by the contractual pass-through of certain costs, primarily an increase in average resin prices, in 2014. The impact of contractual pass-throughs was offset by competitive pricing pressures in flexible packaging films and personal care materials. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact on net sales in 2014 of approximately $2.6 million.
Operating profit from ongoing operations in 2014 decreased by $12.9 million in comparison to 2013. The previously noted loss of babycare elastic laminate film volumes had an estimated unfavorable impact on operating profit from ongoing operations of approximately $7.0 million in 2014 compared to 2013. The loss of this business is expected to negatively impact operating profit from ongoing operations by approximately $2 million in 2015. Lower volumes noted above and changes in product mix had an unfavorable effect on operating profit from ongoing operations of approximately $1.7 million. Competitive pricing pressure in flexible packaging films, which were partially offset by favorable pricing in other products, lowered operating profit from ongoing operations by approximately $3.4 million in 2014. Higher manufacturing expenses in flexible packaging films, partially offset by improved operational performance in personal care materials and surface protection films, decreased operating profit from ongoing operations by approximately $5.9 million. Lower selling, general and administrative expenses and reduced research and development project costs within Film Products had a favorable impact on operating profit from ongoing operations of approximately $0.8 million.
Fourth-quarter 2014 operating results included a pair of inventory valuation adjustments. As part of its evaluation of operational performance, Film Products assessed the raw materials required to optimize the operational effectiveness of its production lines in flexible packaging films, which resulted in an inventory valuation adjustment of approximately $1.3 million. There was an additional inventory valuation adjustment of approximately $0.8 million associated with supplies inventories not expected to be utilized as a result of expected changes in product mix in personal care materials.
The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $4.5 million in 2014 compared to 2013. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative of approximately $0.1 million in 2014 compared to a negative of approximately $2.1 million in 2013.

As previously noted, in 2014, Film Products lost certain babycare elastic laminate volumes sold to P&G due to its consolidation of suppliers for its North American product needs. Net sales for this domestic product line were $17.1 million in 2014 and $50.9 million in 2013. The total impact of the loss of this business with P&G on operating results will not be fully realized until 2015, and when realized, it is expected to negatively impact operating profit from ongoing operations on an annual basis by approximately $9 million. P&G remains an important customer to Film Products, and Film Products does not expect the loss of the elastic laminate volumes in North America to impact other business or initiatives underway with P&G. The loss of this business resulted in the shutdown of the film products’ manufacturing facility in Red Springs, North Carolina, a leased facility that was dedicated solely to this product line. Charges incurred related to the shutdown of the Red Springs manufacturing facility, which primarily consisted of severance and other employee-related costs, were approximately $0.7 million in 2014 and $0.5 million in 2013.
Capital expenditures in Film Products were $38.8 million in 2014 compared to $64.9 million in 2013. Capital expenditures in 2014 and 2013 included approximately $17 million and $41 million, respectively, for the project to expand capacity at Film Products’ manufacturing facility in Cabo de Santo Agostinho, Brazil. The additional capacity from this project, which will primarily serve flexible packaging films customers in Latin America, became available for commercial production at the end of the third quarter of 2014, and production volumes started to ramp-up in the fourth quarter of 2014. Film Products currently estimates that capital expenditures will be approximately $31 million in 2015, which includes approximately $15 million for routine capital expenditures required to support operations. Depreciation expense was $27.0 million in 2014 and $30.4 million in 2013, and is projected to be approximately $27 million in 2015. Amortization expense was $3.8 million in 2014 and $4.9 million in 2013, and is projected to be approximately $4 million in 2015.
Outlook
In 2013 and 2014 Film Products invested in multiple projects that it believes will facilitate long-term growth. As previously noted, additional capacity serving flexible packaging films customers in Latin America became available for commercial production at the end of the third quarter of 2014. In addition, capacity expansion projects for surface protection film and personal care materials are expected to be completed in the first half of 2015.
The global PET films industry has experienced significant capacity expansion in recent years, and lower-than-anticipated demand in Europe and Asia has driven suppliers from Asia and the Middle East to sell their excess inventories in Latin America. Given current global supply-demand dynamics, Film Products anticipates that market share in Brazil and other parts of Latin America will improve in the second half of 2015 and into 2016 as a result of increased capacity. With industry projections for annual global growth of PET films of approximately 7% through 2018, Film Products expects global supply-demand dynamics to improve in the coming years.
Consistent with its strategy, Film Products will leverage new products and added capacity to create long-term growth and increase shareholder value.

Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2014	2013	% Change
Sales volume (pounds)	153,843	143,684	7.1%
Net sales	$344,346	$309,482	11.3%
Operating profit from ongoing operations	$25,664	$18,291	40.3%
Net sales in 2014 increased versus 2013 primarily due to higher sales volumes and an increase in average selling prices. Higher sales volumes had a favorable impact of approximately $18.5 million in 2014. The increase in average selling prices, which had a positive impact on net sales of approximately $16.4 million, can be attributed to inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in the sales of fabricated components.
Operating profit from ongoing operations increased in 2014 versus 2013, primarily as a result of an improved product mix, higher volumes, the favorable impact of manufacturing efficiencies and reduced selling, general and administrative expenses. Higher sales volumes and improved product mix had a favorable impact of approximately $5.3 million in comparison to the prior year. Despite unanticipated utility, distribution and manufacturing costs as a result of adverse weather conditions in the first quarter of 2014, improved margins from manufacturing efficiencies and reduced selling, general and administrative expenses increased operating profit from ongoing operations by approximately $1.4 million. In addition, operating profit from ongoing operations in the prior year includes one-time, construction-related expense of approximately $0.6 million associated with the automotive press project at the Company’s manufacturing facility in Newnan, Georgia. The remaining portion of the change in operating profit from ongoing operations in 2014 compared to 2013 is primarily related to favorable pricing from value-added services.
Capital expenditures for Bonnell Aluminum were $6.1 million in 2014 compared with $14.7 million in 2013. Capital expenditures in 2014 and 2013 include approximately $2.8 million and $11.5 million, respectively, for a project that added capacity at the manufacturing facility in Newnan, Georgia. This additional capacity serves the automotive industry. Capital expenditures are projected to be approximately $10 million in 2015, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $8.3 million in 2014 compared with $7.4 million in 2013, and is projected to be approximately $9 million in 2015. Amortization expense was $1.6 million in 2014 and $1.8 million in 2013, and is projected to be approximately $1 million in 2015.
Outlook
Aluminum Extrusions is encouraged by continued improvement in nonresidential building and construction volumes. Consistent with industry trends, nonresidential building and construction volumes in Aluminum Extrusions grew 6% in 2014 compared to 2013, and the Company is optimistic about the expected growth trends for this market in 2015. Operating results in 2014 benefited from an improved product mix and increased demand for anodized products. Aluminum Extrusions is currently in the process of expanding and upgrading its anodizing capacity to satisfy the strong demand for finished extrusions. As previously discussed, additional capacity dedicated to the automotive industry came on-line in 2014, and Aluminum Extrusions expects the ramp-up of the associated production volumes to accelerate in 2015. The Company believes that the combination of improving nonresidential building and construction volumes and market diversification efforts position Aluminum Extrusions for continued growth in 2015.
Corporate Expenses, Interest and Income Taxes
Pension expense was $6.7 million in 2014, a favorable change of $7.0 million from pension expense recognized in 2013. Most of the change is reflected in “Corporate expenses, net” in the segment operating profit table presented on page 16. The Company contributed approximately $2.8 million to its pension plans in 2014. Minimum required contributions to pension plans in 2015 are expected to be $2.4 million. Pension expense is estimated to be $12.3 million in 2015. Corporate expenses, net decreased in 2014 in comparison to 2013 primarily due to the reduction in pension expenses noted above, lower stock-based employee benefit costs and a reduction in performance incentive accruals, partially offset by the timing of certain non-recurring corporate expenditures. Corporate expenses, net included costs of $0.9 million and $1.4 million related to responding to a Schedule 13D filed with the SEC by certain shareholders in 2014 and 2013, respectively. Corporate expenses, net also included an unrealized loss on the Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.8 million in 2014 and $0.4 million in 2013.
Interest expense, which includes the amortization of debt issue costs, was $2.7 million in 2014 in comparison to $2.9 million in 2013.
The effective income tax rate from continuing operations was 20.7% in 2014 compared with 32.1% in 2013. Income taxes from continuing operations in 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. Income taxes from continuing operations in 2013 primarily reflect the benefit of foreign tax incentives, partially offset by the impact of adjustments for tax contingency matters. Significant differences between the effective tax rate for continuing operations and the U.S. federal statutory rate for 2014 and 2013 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 76.
The net debt balance (total debt of $137.3 million in excess of cash and cash equivalents of $50.1 million) at December 31, 2014 was $87.2 million, compared to a net debt balance (total debt of $139.0 million in excess of cash and cash equivalents of $52.6 million) at December 31, 2013 of $86.4 million. Net debt, a financial measure that is not calculated or presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), is not intended to represent debt as defined by U.S. GAAP, but is utilized by management in evaluating financial leverage and equity valuation. The Company believes that investors also may find net debt helpful for the same purposes. Consolidated net capitalization and other credit measures are provided in the financial condition section beginning on page 28.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with U.S. GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses its critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.
Impairment and Useful Lives of Long-lived Identifiable Assets and Goodwill
The Company assesses its long-lived identifiable assets for impairment when events or circumstances indicate that their carrying value may not be recoverable from future cash flows. Any necessary impairment charges are recorded when the Company does not believe the carrying value of the long-lived asset(s) will be recoverable. Tredegar also reassesses the useful lives of its long-lived assets based on changes in the business and technologies.
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The reporting units in Film Products include, but are not limited to, Polyethylene Films and PET Films. As of December 31, 2014, each of the previously identified reporting units in Film Products was carrying a goodwill balance. There are two reporting units in Aluminum Extrusions, AACOA and Bonnell. All goodwill in Aluminum Extrusions is associated with the AACOA reporting unit.
In assessing the recoverability of goodwill and long-lived identifiable assets, the Company estimates fair value using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. These calculations require management to make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment exists. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.
Based upon assessments performed as to the recoverability of long-lived identifiable assets, the Company recorded asset impairment losses for continuing operations of $1.0 million in 2012 (none in 2014 and 2013).
Investment Accounted for Under the Fair Value Method
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaléo (formerly Intelliject, Inc.), a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2014, Tredegar’s ownership interest was approximately 20% on a fully diluted basis.
The Company discloses the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the dates of its investments, Tredegar believes that the amount it paid for its ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to the last round of financing, and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for Tredegar’s ownership interest. Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, fair value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.
At December 31, 2014 and 2013, the fair value of the Company’s investment (the carrying value included in “Other assets and deferred charges” in the consolidated balance sheet) was $39.1 million and $37.1 million, respectively. The fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2014, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the Company’s interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $6 million.
Pension Benefits
Tredegar sponsors noncontributory defined benefit (pension) plans in its continuing operations that have resulted in varying amounts of net pension income or expense, as developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets and rate of future compensation increases. The Company is required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income or expense recorded in future periods.
The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, the pension liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 4.17% at the end of 2014, 4.99% at the end of 2013 and 4.21% at the end of 2012, with changes between periods due to changes in market interest rates. Pay for active participants of the plan was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two of the Company’s U.S. manufacturing facilities, the plan will no longer accrue benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets, which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was 4.1% in 2014, 11.2% in 2013 and 8.9% in 2012. The expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 7.75% in 2014 and 2013, 8.0% in 2012 and 8.25% from 2009 to 2011. The Company anticipates that its expected long-term return on plan assets will be 7.5% for 2015. See page 73 for more information on expected long-term return on plan assets and asset mix.
See the executive summary beginning on page 19 for further discussion regarding the financial impact of the Company’s pension plans.
Income Taxes
On a quarterly basis, Tredegar reviews its judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred tax asset will be realized. As circumstances change, the Company reflects in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred tax assets.

For financial reporting purposes, unrecognized tax benefits on uncertain tax positions were $3.3 million, $2.2 million and $0.9 million as of December 31, 2014, 2013 and 2012, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of interest and penalties. Accordingly, the Company also accrues for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was approximately $0.3 million, $0.2 million and $60,000 at December 31, 2014, 2013 and 2012, respectively ($0.2 million, $96,000 and $37,000, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2011.
As of December 31, 2014 and 2013, valuation allowances relating to deferred tax assets were $14.6 million and $20.0 million, respectively. For more information on deferred income tax assets and liabilities, see Note 17 of the notes to financial statements beginning on page 76.
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
In June 2014, the FASB issued a new standard to eliminate the concept of development stage entities and all related specified presentation and reporting requirements under U.S. GAAP. In addition, the amended standard eliminated the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a variable interest entity (“VIE”), thereby changing consolidation conclusions in some situations. Except for the elimination of the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a VIE, the revised guidance is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The amendments to the consolidation guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The new standard is not expected to impact the Company.
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

In January 2015, the FASB simplified income statement classification by removing the concept of extraordinary items. Items that are both unusual and infrequent in nature will no longer be separately reported net of tax after continuing operations. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. The new standard is not expected to impact the Company.
Results of Continuing Operations
2014 versus 2013
Revenues. Sales in 2014 decreased by 0.8% compared with 2013 due to lower sales in Film Products, partially offset by higher sales in Aluminum Extrusions. Net sales (sales less freight) decreased 6.8% in Film Products primarily due to lower volumes and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales increased 11.3% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average selling prices driven by various factors, primarily including inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in fabricated components. For more information on net sales and volume, see the executive summary beginning on page 19.
Operating Costs and Expenses. Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.2% in 2014 and 15.2% in 2013. Gross profit as a percentage of sales was favorably impacted by lower pension expenses in 2014 compared to 2013. As previously noted, most of the impact of lower pension expense is not allocated to Film Products and Aluminum Extrusions. The gross profit margin in Film Products, which does not include lower pension expenses, decreased due to lower volumes, competitive pricing pressures and higher manufacturing costs, partially offset by the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Aluminum Extrusions, which does not include lower pension expenses, increased primarily as a result of improved product mix, higher volumes, additional manufacturing efficiencies and improved pricing on value-added services. For more information on operating costs and expenses, see the executive summary beginning on page 19.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.6% in 2014, which decreased from 8.7% in 2013. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the reduction of selling, general and administrative costs in Aluminum Extrusions and lower performance-based incentive costs.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2014 totaled $13.8 million ($9.3 million after taxes) and included:

•
A second quarter charge of $10.0 million ($6.8 million after taxes) associated with a one-time, lump sum license payment to the 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint (included in “Other income (expense), net” in the consolidated statements of income; see Note 19 for additional detail on this legal matter);

•
A fourth quarter charge of $0.5 million ($0.3 million after taxes), a third quarter charge of $0.4 million ($0.2 million after taxes), a second quarter charge of $0.6 million ($0.4 million after taxes) and a first quarter charge of $0.8 million ($0.5 million after taxes) in Film Products and a third quarter charge of $31,000 ($18,000 after taxes) in Aluminum Extrusions associated with severance and other employee-related costs associated with restructurings;

•
A fourth quarter charge of $0.7 million ($0.4 million after taxes), a third quarter charge of $75,000 ($46,000 after taxes) and a second quarter charge of $0.2 million ($0.1 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter adjustment of previously accrued severance and other employee-related costs of $0.1 million ($63,000 after taxes) and a third quarter charge of $37,000 ($23,000 after taxes), a second quarter charge of $0.3 million ($0.2 million after taxes) and a first quarter charge of $0.5 million ($0.3 million after taxes) associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes net severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million;

•
A fourth quarter gain of $0.1 million ($73,000 after taxes) related to the sale of a previously shutdown film products manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and

•
A fourth quarter charge of $11,000 ($7,000 after taxes), a third quarter charge of $20,000 ($12,000 after taxes) and a second quarter charge of $24,000 ($15,000 after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.

On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations. Accruals for indemnifications under the purchase agreement related to environmental matters were adjusted in 2014, resulting in income from discontinued operations of $0.9 million ($0.9 million after taxes).
Results in 2014 include an unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $2.0 million ($1.0 million after taxes; see further discussion beginning on page 22). An unrealized loss on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.8 million ($0.4 million after taxes) was recorded in 2014 as a result of a reduction in the fair value of the investment that is not expected to be temporary. The Company realized a gain on the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) in 2014. For more information on costs and expenses, see the executive summary beginning on page 19.
Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.6 million in 2014, compared to $0.6 million in 2013. The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.
Interest expense, which includes the amortization of debt issue costs, was $2.7 million in 2014, compared to $2.9 million for 2013. Average debt outstanding and interest rates were as follows:

(In Millions)	2014	2013
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$136.5	$133.5
Average interest rate	2.0%	1.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$136.5	$133.5
Average interest rate	2.0%	1.9%
Income Taxes. The effective income tax rate from continuing operations was 20.7% in 2014 compared with 32.1% in 2013. Income taxes from continuing operations in 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. Income taxes from continuing operations in 2013 primarily reflect the benefit of foreign tax incentives, partially offset by the impact of adjustments for tax contingency matters. Factors impacting the effective tax rate for 2014 and 2013 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 76.

2013 versus 2012
Revenues. Sales in 2013 increased by 8.7% compared with 2012 due to higher sales in Film Products and Aluminum Extrusions. Net sales (sales less freight) increased 1.5% in Film Products primarily due to higher volumes, improved product mix and a favorable change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by the negative impact of lower average selling prices. Net sales increased 26.1% in Aluminum Extrusions primarily due to the impact of the acquisition of AACOA, which was acquired on October 1, 2012. For more information on net sales and volume, see the executive summary beginning on page 19.
Operating Costs and Expenses. Consolidated gross profit as a percentage of sales was 15.2% in 2013 and 16.4% in 2012. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in 2013 compared to 2012. The gross profit margin in Film Products, which does not include higher pension expenses, decreased primarily due to competitive pricing pressures, the negative impact of the estimated impact of the quarterly lag in the pass-through of average resin costs, higher production costs and operational inefficiencies in flexible packaging films, partially offset by a more favorable sales mix. Gross profit margin in Aluminum Extrusions, which does not include higher pension expenses, increased due to higher average prices from additional value-added services, the impact of the acquisition of AACOA and lower fixed costs from the shutdown of our manufacturing facility in Kentland, Indiana, partially offset by higher maintenance and production costs. For more information on operating costs and expenses, see the executive summary beginning on page 19.
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
Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2013 totaled $3.4 million ($2.2 million after taxes) and included:

•
A fourth quarter charge of $1.5 million ($0.9 million after taxes), a third quarter charge of $0.1 million ($62,000 after taxes) and a second quarter charge of $85,000 ($53,000 after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

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

•
A second quarter charge of $90,000 ($54,000 after taxes) and a first quarter charge of $0.1 million ($63,000 after taxes) for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•
A second quarter loss of $91,000 ($91,000 after taxes) related to the sale of previously impaired machinery and equipment at the film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income).

On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. All historical results for this business have been reflected as discontinued operations. In 2013, accruals of $14.0 million ($14.0 million after taxes) were made for indemnifications under the purchase agreement related to environmental matters.
Results in 2013 include an unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $3.4 million ($2.2 million after taxes; see further discussion beginning on page 22). An unrealized loss on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.4 million ($0.3 million after taxes) was recorded in 2013 as a result of a reduction in the fair value of the investment that is not expected to be temporary. The Company also recorded an unrealized loss on its investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the estimated fair value of the investment that was not expected to be temporary. For more information on costs and expenses, see the executive summary beginning on page 19.
Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.6 million in 2013, compared to $0.4 million in 2012. The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year with the primary objectives being safety of principal and liquidity.
Interest expense, which includes the amortization of debt issue costs, was $2.9 million in 2013, compared to $3.6 million for 2012. Interest expense was lower in 2013 as a result of a decrease in the average interest rate on borrowings under the Company’s revolving credit facility. Average debt outstanding and interest rates were as follows:

(In Millions)	2013	2012
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$133.5	$112.1
Average interest rate	1.9%	2.1%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$133.5	$112.1
Average interest rate	1.9%	2.1%
Income Taxes. The effective income tax rate from continuing operations was 32.1% in 2013 compared with 29.8% in 2012. The effective tax rate used to compute income taxes from continuing operations increased in 2013 compared to 2012 due to a reduction in the benefit from foreign tax incentives. Factors impacting the effective tax rate for 2013 and 2012 are further detailed in the effective income tax rate reconciliation provided in Note 17 beginning on page 76.
Financial Condition
Assets and Liabilities
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used by the Company to evaluate changes in working capital. Significant changes in assets and liabilities from continuing operations from December 31, 2013 to December 31, 2014 are summarized below:

•	Accounts and other receivables increased $14.1 million (14.2%).

•
Accounts and other receivables in Film Products increased by $5.1 million due mainly to the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 46.2 days in 2014 and 43.2 days in 2013.

•	Accounts and other receivables in Aluminum Extrusions increased by $9.0 million primarily due to higher sales. DSO was approximately 45.3 days in 2014 and 47.1 days in 2013.

•	Inventories increased $3.6 million (5.2%).

•
Inventories in Film Products increased by approximately $0.8 million primarily due to the timing of shipments at the end of the year. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 52.0 days in 2014 and 54.1 days in 2013.

•
Inventories in Aluminum Extrusions increased by approximately $2.8 million as a result of new capacity at the Company’s manufacturing facility in Newnan, Georgia and higher sales volumes in 2014 versus 2013. DIO was approximately 24.1 days in 2014 and 25.0 days in 2013.

•
Net property, plant and equipment decreased $12.6 million (4.5%) due primarily to depreciation of $35.4 million and a change in the value of the U.S. dollar relative to foreign currencies (a decrease of approximately $17.6 million), partially offset by capital expenditures of $44.9 million.

•	Goodwill and other intangibles decreased by $11.2 million (4.9%) primarily due to amortization expense of $5.4 million and changes in the value of the U.S. dollar relative to the Brazilian Real.

•	Accounts payable increased by $11.3 million (13.7%).

•
Accounts payable in Film Products increased by $2.5 million primarily due to the timing of payments at the end of the year. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 36.0 days in 2014 and 36.8 days in 2013.

•	Accounts payable in Aluminum Extrusions increased by $9.0 million, primarily due to higher inventory balances and the timing of payments. DPO was approximately 48.0 days in 2014 and 45.5 days in 2013.

•
Accrued expenses decreased by $10.1 million (24.0%) from December 31, 2013. The decrease is related to various factors, including lower accruals for contractual indemnifications associated with the sale of the Company’s aluminum extrusions business in Canada, lower accruals for performance incentives and other employee benefits and the timing of payments for non-federal income and payroll related taxes.

•
Other noncurrent liabilities increased by $58.4 million (105.3%) due primarily to the change in the funded status of the Company’s defined benefit plans. As of December 31, 2014, the funded status of the defined benefit pension plan was a net liability of $96.4 million compared with $42.5 million as of December 31, 2013, and the liability associated with the other post-employment benefits plan was $8.4 million as of December 31, 2014 compared to $7.9 million as of December 31, 2013.

•
Net deferred income tax liabilities in excess of assets decreased by $34.8 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2014 and 2013 schedule of deferred income tax assets and liabilities provided in Note 17 beginning on page 76. The Company had an income tax receivable of $0.9 million at December 31, 2014 compared to a payable of $0.1 million at December 31, 2013. The change is primarily due to the timing of tax payments.

Net capitalization and indebtedness as defined under the Company’s revolving credit agreement as of December 31, 2014 were as follows:

Net Capitalization and Indebtedness as of December 31, 2014
(In Thousands)
Net capitalization:
Cash and cash equivalents	$50,056
Debt:
$350 million revolving credit agreement maturing April 23, 2017	137,250
Other debt	—
Total debt	137,250
Debt net of cash and cash equivalents	87,194
Shareholders’ equity	372,029
Net capitalization	$459,223
Indebtedness as defined in revolving credit agreement:
Total debt	$137,250
Face value of letters of credit	2,884
Other	230
Indebtedness	$140,364

Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $155 million was available to borrow at December 31, 2014 based on the most restrictive covenants. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25
At December 31, 2014, the interest rate on debt borrowed under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Market exposure related to changes in one-month LIBOR (assuming that the applicable credit spread remains at 175 basis points) would not be material to the consolidated financial results. The Company has historically had indebtedness-to-adjusted EBITDA ratios of less than 2.0x.
As of December 31, 2014, Tredegar is in compliance with all financial covenants outlined in its revolving credit agreement. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the amended covenant is renegotiated.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants
As of and for the Twelve Months Ended December 31, 2014 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2014:
Net income	$36,879
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	9,387
Interest expense	2,713
Depreciation and amortization expense for continuing operations	40,818
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	10,993
Charges related to stock option grants and awards accounted for under the fair value-based method	1,272
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(850)
Total income tax benefits for continuing operations	—
Interest income	(588)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(2,000)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	98,624
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(40,818)
Adjusted EBIT as defined in revolving credit agreement	$57,806
Shareholders’ equity at December 31, 2014 as defined in revolving credit agreement	$384,938
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2014:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.42x
Interest coverage ratio (adjusted EBIT-to-interest expense)	21.31x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$143,539
Minimum adjusted shareholders’ equity permitted ($320,000 plus 50% of net income generated, to the extent positive, beginning January 1, 2012)	$363,539
Maximum leverage ratio permitted:	3.00x
Minimum interest coverage ratio permitted	2.50x

Tredegar is obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2015	2016	2017	2018	2019	Remainder	Total
Debt:
Principal payments	$—	$—	$137.3	$—	$—	$—	$137.3
Estimated interest expense	2.7	2.7	0.8	—	—	—	6.2
Estimated contributions required (1) :
Defined benefit plans	2.4	5.9	5.0	12.2	11.8	50.6	87.9
Other postretirement benefits	0.5	0.5	0.5	0.5	0.5	5.9	8.4
Capital expenditure commitments	4.9	—	—	—	—	—	4.9
Operating leases	2.4	1.9	1.9	1.8	0.7	1.3	10.0
Estimated obligations relating to uncertain tax positions (2)	—	—	—	—	—	2.8	2.8
Other (3)	1.8	0.3	—	—	—	—	2.1
Total	$14.7	$11.3	$145.5	$14.5	$13.0	$60.6	$259.6

(1)
Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2015 through 2024 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2015 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2024.

(2)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.

(3)	Includes contractual severance, the expected contingent earnout from the purchase of the assets of Bright View, and other miscellaneous contractual arrangements.
From time to time, the Company enters into transactions with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the buyers or third parties involved in the transaction, or the sellers or third parties involved in the transaction agree to indemnify Tredegar, for certain liabilities or risks related to the assets or business. Also, in the ordinary course of business, the Company may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, the Company is unable to estimate the maximum potential amount of the potential future liability under the indemnity provisions of these agreements. Tredegar does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. The Company discloses contingent liabilities if the probability of loss is reasonably possible and material.
At December 31, 2014, Tredegar had cash and cash equivalents of $50.1 million, including funds held in locations outside the U.S. of $40.5 million. The Company accrues U.S. federal income taxes to the extent permitted under U.S. GAAP on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities at December 31, 2014 associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and dividend requirements for at least the next twelve months.
Shareholders’ Equity
At December 31, 2014, Tredegar had 32,422,082 shares of common stock outstanding and a total market capitalization of $729.2 million, compared with 32,305,145 shares of common stock outstanding and a total market capitalization of $930.7 million at December 31, 2013.
The Company received 209,576 shares in 2012 at a price of $17.70 per share as consideration from Arc Ventures, LC in connection with the divestiture of Falling Springs. Tredegar did not repurchase any shares on the open market in 2014, 2013 or 2012 under its approved share repurchase program.

Cash Flows
The discussion in this section supplements the information presented in the consolidated statements of cash flows on page 48. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
Cash provided by operating activities was $51.2 million in 2014 compared with $76.7 million in 2013. The decrease is due primarily to normal volatility of working capital components (see the assets and liabilities section beginning on page 28 for discussion of changes in working capital).
Cash used in investing activities was $38.3 million in 2014 compared with $77.6 million in 2013. Cash used in investing activities in 2014 primarily includes capital expenditures of $44.9 million, partially offset by proceeds from the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia ($4.5 million). Cash used in investing activities in 2013 primarily consists of capital expenditures of $79.7 million.
Net cash flow used by financing activities was $12.4 million in 2014, which is primarily due to the payment of regular quarterly dividends of $11.0 million (34 cents per share) and net payments on the Company’s revolving credit facility of $1.8 million, partially offset by the proceeds from the exercise of stock options and other financing activities of approximately $0.4 million.
Cash provided by operating activities was $76.7 million in 2013 compared with $82.6 million in 2012. The decrease is due primarily to normal volatility of working capital components.
Cash used in investing activities was $77.6 million in 2013 compared with $75.6 million in 2012. Cash used in investing activities in 2013 primarily consists of capital expenditures ($79.7 million). Cash used in investing activities in 2012 primarily consists of the acquisition of AACOA ($54.6 million) and capital expenditures ($33.3 million), partially offset by net cash proceeds received from the sale of Falling Springs ($12.1 million).
Net cash flow provided by financing activities was $5.3 million in 2013, which is primarily due to the net borrowings on the Company’s revolving credit facility of $11.0 million and the proceeds from the exercise of stock options and other financing activities of approximately $3.3 million, partially offset by the payment of regular quarterly dividends of $9.0 million (28 cents per share).
Quantitative and Qualitative Disclosures about Market Risk
Tredegar has exposure to the volatility of interest rates, polyethylene, polypropylene and polyester resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the assets and liabilities section beginning on page 28 regarding interest rate exposures related to borrowings under the revolving credit agreement.
Changes in resin, PTA and MEG prices, and the timing of those changes, could have a significant impact on profit margins in Film Products. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate its casting furnaces). There is no assurance of the Company’s ability to pass through higher raw material and energy costs to its customers.
See the executive summary beginning on page 19 and the business segment review beginning on page 37 for discussion regarding the impact of the lag in the pass-through of resin price changes.

The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for polyethylene film products) is shown in the chart below:

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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends.
Polyester resins, MEG and PTA used in flexible packaging films produced in Brazil are primarily purchased domestically, with other sources available mostly from Asia and the U.S. Given that the nature of these products as commodities, pricing is derived from Asian pricing indexes. The volatility of the average quarterly prices for polyester fibers in Asia, which is representative of polyester resin (a primary raw material for polyester film products) prices, is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.

The volatility of average quarterly prices of PTA and MEG in Asia (raw materials used in the production of polyester resins produced by Film Products) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.
The price of resin is driven by several factors including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, Film Products has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the executive summary on page 19 and the business segment review on page 37 for more information). Pricing on the remainder of the Film Products business is based upon raw material costs and supply and demand dynamics within the markets that it competes.
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

Source: Quarterly averages computed by Tredegar using daily Midwest average prices provided by Platts.

From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with its natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $85,000 impact on the continuing monthly operating profit for U.S. operations in Aluminum Extrusions. There is an energy surcharge for Aluminum Extrusions in the U.S. that is applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu. The volatility of quarterly average natural gas prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
Tredegar sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for continuing operations related to foreign markets for 2014, 2013 and 2012 are as follows:

Tredegar Corporation—Continuing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets
	2014			2013			2012
	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *
	Net Sales *			Net Sales *			Net Sales *
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations
Canada	5	—	—	5	—	—	5	—	—
Europe	1	12	5	1	12	6	1	13	7
Latin America	—	11	27	—	12	24	—	14	23
Asia	8	4	4	9	4	4	7	4	4
Total % exposure to foreign markets	14	27	36	15	28	34	13	31	34

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets from continuing operations.
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the chart on page 37) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
For flexible packaging films produced in Brazil, Film Products prices its products in U.S. Dollars, and key raw materials are also priced in U.S. Dollars. However, certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real, which exposes operating margins to some currency exposure.  In general, when the U.S. Dollar is strengthening versus the Brazilian Real, operating results will benefit from relatively lower costs, and when the U.S. Dollar is weakening versus the Brazilian Real, operating results will be negatively impacted from relatively higher costs. Film Products is generally able to match the currency of its sales and costs for its remaining product lines.
Tredegar estimates that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit from ongoing operations of approximately $4.5 million in 2014 compared to 2013, a favorable impact on operating profit from ongoing operations of approximately $7.0 million in 2013 compared with 2012, an unfavorable impact of approximately $1.4 million in 2012 compared with 2011.
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

Film Products
Net Sales. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) in Film Products in 2014 compared with 2013.
In Film Products, net sales were $621.2 million in 2013, an increase of 1.5% from $611.9 million in 2012. Volume increased to 270.5 million pounds in 2013 from 270.3 million pounds in 2012. Net sales in 2013 increased compared to 2012 primarily due to higher volumes, improved product mix and a favorable change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by the negative impact of lower average selling prices. Higher sales volumes and improved product mix in Film Products had a favorable impact of approximately $14.5 million in 2013 compared to 2012. Higher volumes in surface protection films and personal care materials were partially offset by lower volumes in flexible packaging films, polyethylene overwrap films and films for other markets. The estimated change in average selling prices, net of cost pass-throughs, had an unfavorable impact on net sales of $6.6 million. Average selling prices decreased primarily due to competitive pressures in flexible packaging and polyethylene overwrap films, partially offset by the favorable impact of the contractual pass-through of certain costs, such as higher average resin prices. The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact on net sales of approximately $1.7 million in 2013 compared to 2012.
Operating Profit. See the executive summary beginning on page 19 for the discussion of operating profit in Film Products in 2014 compared with 2013.
Operating profit from ongoing operations was $71.0 million in 2013, an increase of 1.5% compared with $70.0 million in 2012. Higher sales volumes and a more favorable product mix in surface protection films and personal care materials, partially offset by the negative impact from lower volumes in flexible packaging films, had a favorable impact of approximately $10.3 million in 2013 compared to 2012. Price reductions that were not fully offset by related productivity gains had an estimated unfavorable impact of $10.0 million. Pricing pressures were primarily driven by global supply and demand dynamics in flexible packaging films. Higher production costs and operational inefficiencies further reduced current year operating profit from ongoing operations by approximately $7.1 million. Increased production expenditures were primarily associated with flexible packaging films due to its spending to increase productivity on an existing production line, inflation and staffing for the new production line to expand capacity in Brazil. Selling, general and administrative expenses decreased by approximately $2.3 million in 2013, primarily as a result of lower depreciation and the timing of legal expenses.
The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $7.0 million in 2013 compared to 2012. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was approximately a negative $2.1 million in 2013 compared to a negative $0.5 million in 2012. The net impact on operating profit from ongoing operations for adjustments related to inventories accounted for under the last-in, first-out method (“LIFO”) was a negative $0.3 million in 2013 compared to 2012.
Identifiable Assets. Identifiable assets in Film Products decreased to $546.2 million at December 31, 2014, from $556.9 million at December 31, 2013, primarily due to lower property, plant and equipment and intangible asset balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by current year capital expenditures. Identifiable assets in Film Products increased to $556.9 million at December 31, 2013, from $551.8 million at December 31, 2012, primarily due to higher property, plant and equipment balances as a result of higher current year capital expenditures, partially offset by lower intangible asset balances, primarily due to current year amortization expense and the change in the U.S. dollar value of currencies for operations outside the U.S., and a reduction in inventory balances..
Depreciation, Amortization and Capital Expenditures. Depreciation and amortization expense for Film Products was $30.7 million in 2014, $35.3 million in 2013 and $39.2 million in 2012. Depreciation and amortization expense decreased in 2014 compared to 2013 and in 2013 compared to 2012 as certain assets became fully depreciated. The Company estimates depreciation and amortization expense for Film Products will be approximately $31 million in 2015 as additional depreciation from recent capacity expansion projects will be offset by reductions from certain assets becoming fully depreciated.
Capital expenditures totaled $38.8 million in 2014, $64.9 million in 2013 and $30.5 million in 2012. Capital expenditures in 2014, 2013 and 2012 include approximately $17 million, $41 million and $20 million, respectively, for the project to expand capacity at the manufacturing facility in Cabo de Santo Agosthino, Brazil. Capital expenditures in 2014 also include capacity expansion projects in China, Brazil and India. Capital expenditures in 2015 are estimated to be approximately $31 million, which includes approximately $15 million for routine capital expenditures required to support operations.
Aluminum Extrusions (Continuing Operations)
Net Sales and Operating Profit. See the executive summary beginning on page 19 for the discussion of net sales (sales less freight) and operating profit from ongoing operations of Aluminum Extrusions in 2014 compared with 2013.

Net sales in Aluminum Extrusions were $309.5 million in 2013, an increase of 26.1% from $245.5 million in 2012. The increase in net sales can be primarily attributed to the addition of AACOA, which was acquired on October 1, 2012. Net sales associated with AACOA were $88.1 million in 2013 compared to $19.5 million subsequent to the acquisition in 2012. Excluding the impact of its acquisition of AACOA and the shutdown of the manufacturing facility in Kentland, Indiana, volume was relatively flat in 2013. More than half of the volume that was produced at the Kentland manufacturing facility has been transferred to Aluminum Extrusions’ remaining facilities.
Operating profit from ongoing operations was $18.3 million in 2013, a positive change of $9.3 million from operating profit from ongoing operations of $9.0 million in 2012. Operating profit from ongoing operations increased primarily as a result of the addition of AACOA and cost savings associated with the 2012 shutdown of the Kentland manufacturing facility. The impact on operating profit from ongoing operations directly attributable to the acquisition of AACOA, including synergies, was approximately $4.8 million in 2013. The shutdown of the Kentland manufacturing facility had a favorable impact on operating profit from ongoing operations of approximately $2.3 million in 2013 compared to 2012.
In addition to the favorable impact of the addition of AACOA and cost savings associated with the 2012 shutdown of the Kentland manufacturing facility, lower supplies and maintenance-related expenditures in 2013, which had a favorable impact on operating profit from ongoing operations of approximately $0.7 million, were offset by construction-related expenses associated with the new automotive press project at the manufacturing facility in Newnan, Georgia of $0.6 million. The remaining increase in operating profit from ongoing operations can be attributed to favorable pricing on value-added services, partially offset by an unfavorable sales mix and higher production costs.
Identifiable Assets. Identifiable assets in Aluminum Extrusions were $143.3 million at December 31, 2014, $134.9 million at December 31, 2013 and $129.3 million at December 31, 2012. Identifiable assets increased in 2014 compared to 2013 primarily due to higher accounts receivable balances as a result of higher sales in 2014. Identifiable assets increased in 2013 compared to 2012 primarily due to higher property, plant and equipment balances as a result of higher current year capital expenditures.
Depreciation, Amortization and Capital Expenditures. Depreciation and amortization for Aluminum Extrusions was $10.0 million in 2014, $9.2 million in 2013 and $10.0 million in 2012. Depreciation expense increased in 2014 versus 2013 primarily due to recent capital expenditures. Depreciation expense decreased in 2013 versus 2012 primarily due to accelerated depreciation on property, plant and equipment at the Kentland manufacturing facility of approximately $2.4 million in 2012. The Company estimates depreciation and amortization expense for Aluminum Extrusions to be approximately $10 million in 2015.
Capital expenditures totaled $6.1 million in 2014, $14.7 million in 2013 and $2.3 million in 2012. Capital expenditures in 2014 and 2013 include approximately $2.8 million and $11.5 million, respectively, for a project that added capacity at the manufacturing facility in Newnan, Georgia. This additional capacity serves the automotive industry. Capital expenditures are estimated to be approximately $10 million in 2015, which includes approximately $5 million for routine capital expenditures required to support operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion of “Quantitative and Qualitative Disclosures about Market Risk” beginning on page 33 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the index on page 44 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Tredegar carried out an evaluation, with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Tredegar in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Tredegar’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and includes policies and procedures that:

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
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in Internal Control — Integrated Framework 2013, Tredegar’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of Tredegar’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 44.
Changes in Internal Control Over Financial Reporting
There has been no change in Tredegar’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and persons nominated to become directors of Tredegar to be included in the Proxy Statement under the headings “Election of Directors” and “Tredegar’s Board of Directors” is incorporated herein by reference.
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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
Nancy M. Taylor	55	President and Chief Executive Officer
Mary Jane Hellyar	61	President, Tredegar Film Products Corporation and Corporate Vice President
A. Brent King	46	Vice President, General Counsel and Corporate Secretary
Kevin A. O’Leary	56	Vice President, Chief Financial Officer and Treasurer
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
A. Brent King. Mr. King was elected Vice President, General Counsel and Corporate Secretary on October 20, 2008. From October 2005 until October 2008, he served as General Counsel at Hilb Rogal & Hobbs Company. Mr. King was Vice President and Assistant Secretary for Hilb Rogal & Hobbs Company from October 2001 to October 2008. He served as Associate General Counsel for Hilb Rogal & Hobbs Company from October 2001 to October 2005.
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
Tredegar has adopted a Code of Conduct that applies to all of its directors, officers and employees (including its chief executive officer, chief financial officer and principal accounting officer) and have posted the Code of Conduct on its website. All amendments to or waivers from any provision of the Company’s Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer will be disclosed on the Company’s website. The Internet address is www.tredegar.com. The information on or that can be accessed through Tredegar’s website is not, and shall not be deemed to be, a part of this report or incorporated into other filings the Company makes with the SEC.

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
The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2014.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1,481,891	$19.59	2,198,235
Equity compensation plans not approved by security holders	—	—	—
Total	1,481,891	$19.59	2,198,235

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
See Exhibit Index on pages 86-88.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tredegar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity, present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
March 2, 2015

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2014	2013
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$50,056	$52,617
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,610 in 2014 and $3,327 in 2013	113,341	99,246
Income taxes recoverable	877	—
Inventories	74,308	70,663
Deferred income taxes	8,877	5,628
Prepaid expenses and other	8,283	6,353
Total current assets	255,742	234,507
Property, plant and equipment, at cost:
Land and land improvements	11,814	12,093
Buildings	135,015	109,125
Machinery and equipment	643,793	677,621
Total property, plant and equipment	790,622	798,839
Less accumulated depreciation	(520,665)	(516,279)
Net property, plant and equipment	269,957	282,560
Goodwill and other intangibles	215,129	226,300
Other assets and deferred charges	47,798	49,641
Total assets	$788,626	$793,008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,131	$82,795
Accrued expenses	32,049	42,158
Income taxes payable	—	114
Total current liabilities	126,180	125,067
Long-term debt	137,250	139,000
Deferred income taxes	39,255	70,795
Other noncurrent liabilities	113,912	55,482
Total liabilities	416,597	390,344
Commitments and contingencies (Notes 3, 16 and 19)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding—32,422,082 shares in 2014 and 32,305,145 in 2013 (including restricted stock)	24,364	20,641
Common stock held in trust for savings restoration plan (66,255 shares in 2014 and 65,332 in 2013)	(1,440)	(1,418)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(47,270)	(19,205)
Gain (loss) on derivative financial instruments	656	765
Pension and other postretirement benefit adjustments	(103,581)	(71,848)
Retained earnings	499,300	473,729
Total shareholders’ equity	372,029	402,664
Total liabilities and shareholders’ equity	$788,626	$793,008

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2014	2013	2012
(In Thousands, Except Per-Share Data)
Revenues and other:
Sales	$951,826	$959,346	$882,188
Other income (expense), net	(6,697)	1,776	18,119
	945,129	961,122	900,307
Costs and expenses:
Cost of goods sold	778,113	784,675	712,660
Freight	28,793	28,625	24,846
Selling, general and administrative	69,526	71,195	73,717
Research and development	12,147	12,669	13,162
Amortization of intangibles	5,395	6,744	5,806
Interest expense	2,713	2,870	3,590
Asset impairments and costs associated with exit and disposal activities	3,026	1,412	5,022
Total	899,713	908,190	838,803
Income from continuing operations before income taxes	45,416	52,932	61,504
Income taxes	9,387	16,995	18,319
Income from continuing operations	36,029	35,937	43,185
Income (loss) from discontinued operations, net of tax	850	(13,990)	(14,934)
Net income	$36,879	$21,947	$28,251

Earnings (loss) per share:
Basic:
Continuing operations	$1.12	$1.12	$1.35
Discontinued operations	0.02	(0.44)	(0.47)
Net income	$1.14	$0.68	$0.88
Diluted:
Continuing operations	$1.11	$1.10	$1.34
Discontinued operations	0.02	(0.43)	(0.46)
Net income	$1.13	$0.67	$0.88
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

Years Ended December 31	2014	2013	2012
(In Thousands, Except Per-Share Data)
Net income	$36,879	$21,947	$28,251
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $2,396 in 2014, tax of $233 in 2013 and tax of $897 in 2012)	(28,065)	(19,336)	(11,562)
Derivative financial instruments adjustment (net of tax benefit of $112 in 2014, tax benefit of $133 in 2013 and tax of $818 in 2012)	(109)	(228)	1,399
Pension & other post-retirement benefit adjustments
Net gains (losses) and prior service costs (net of tax benefit of $22,445 in 2014, tax of $13,231 in 2013 and tax benefit of $11,145 in 2012)	(38,730)	22,203	(19,285)
Amortization of prior service costs and net gains or losses (net of tax of $3,582 in 2014, tax of $5,398 in 2013 and tax of $3,749 in 2012)	6,997	9,420	6,486
Other comprehensive income (loss)	(59,907)	12,059	(22,962)
Comprehensive income (loss)	$(23,028)	$34,006	$5,289
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

Years Ended December 31	2014	2013	2012
(In Thousands)
Cash flows from operating activities:
Net income	$36,879	$21,947	$28,251
Adjustments for noncash items:
Depreciation	35,423	37,911	43,463
Amortization of intangibles	5,395	6,744	5,806
Deferred income taxes	(11,489)	(5,268)	(762)
Accrued pension and postretirement benefits	6,974	13,911	8,311
(Gain) loss on an investment accounted for under the fair value method	(2,000)	(3,400)	(16,100)
Loss on asset impairments	993	1,639	2,185
(Gain) loss on sale of assets	(1,031)	—	1,219
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivables	(18,696)	(1,763)	9,454
Inventories	(8,803)	1,727	(9,913)
Income taxes recoverable/payable	(906)	3,063	3,193
Prepaid expenses and other	496	(651)	1,883
Accounts payable and accrued expenses	5,554	3,043	9,105
Other, net	2,446	(2,188)	(3,509)
Net cash provided by operating activities	51,235	76,715	82,586
Cash flows from investing activities:
Capital expenditures	(44,898)	(79,661)	(33,252)
Acquisitions, net of cash acquired	—	561	(57,936)
Net proceeds from the sale of investment property (2014) and Fallings Springs, LLC (2013 & 2012)	4,500	306	12,071
Proceeds from the sale of assets and other	2,125	1,190	3,557
Net cash used in investing activities	(38,273)	(77,604)	(75,560)
Cash flows from financing activities:
Borrowings	116,000	87,000	93,250
Debt principal payments and financing costs	(117,779)	(76,000)	(91,604)
Dividends paid	(11,007)	(9,040)	(30,782)
Proceeds from exercise of stock options and other	410	3,317	2,400
Net cash provided by (used in) financing activities	(12,376)	5,277	(26,736)
Effect of exchange rate changes on cash	(3,147)	(593)	(407)
Increase (decrease) in cash and cash equivalents	(2,561)	3,795	(20,117)
Cash and cash equivalents at beginning of period	52,617	48,822	68,939
Cash and cash equivalents at end of period	$50,056	$52,617	$48,822
Supplemental cash flow information:
Interest payments	$3,320	$2,583	$2,992
Income tax payments (refunds), net	20,890	19,480	14,721
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restora-tion Plan	Foreign Currency Trans-lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
(In Thousands, Except Share and Per-Share Data)	Shares	Amount
Balance at January 1, 2012	32,057,281	$14,357	$463,278	$(1,343)	$11,693	$(406)	$(90,672)	$396,907
Net income	—	—	28,251	—	—	—	—	28,251
Foreign currency translation adjustment (net of tax of $897)	—	—	—	—	(11,562)	—	—	(11,562)
Derivative financial instruments adjustment (net of tax of $818)	—	—	—	—	—	1,399	—	1,399
Net gains or losses and prior service costs (net of tax benefit of $11,145)	—	—	—	—	—	—	(19,285)	(19,285)
Amortization of prior service costs and net gains or losses (net of tax of $3,749)	—	—	—	—	—	—	6,486	6,486
Cash dividends declared ($0.96 per share)	—	—	(30,782)	—	—	—	—	(30,782)
Stock-based compensation expense	78,299	2,516	—	—	—	—	—	2,516
Issued upon exercise of stock options (including related income tax benefit of $144) & other	143,366	2,031	—	—	—	—	—	2,031
Shares received from the sale of Falling Springs, LLC	(209,576)	(3,709)	—	—	—	—	—	(3,709)
Tredegar common stock purchased by trust for savings restoration plan	—	—	58	(58)	—	—	—	—
Balance at December 31, 2012	32,069,370	15,195	460,805	(1,401)	131	993	(103,471)	372,252
Net income	—	—	21,947	—	—	—	—	21,947
Foreign currency translation adjustment (net of tax of $233)	—	—	—	—	(19,336)	—	—	(19,336)
Derivative financial instruments adjustment (net of tax benefit of $133)	—	—	—	—	—	(228)	—	(228)
Net gains or losses and prior service costs (net of tax of $13,231)	—	—	—	—	—	—	22,203	22,203
Amortization of prior service costs and net gains or losses (net of tax of $5,398)	—	—	—	—	—	—	9,420	9,420
Cash dividends declared ($0.28 per share)	—	—	(9,040)					(9,040)
Stock-based compensation expense	72,125	2,572	—	—	—	—	—	2,572
Issued upon exercise of stock options (including related income tax benefit of $188) & other	163,650	2,874	—	—	—	—	—	2,874
Tredegar common stock purchased by trust for savings restoration plan	—	—	17	(17)	—	—	—	—
Balance at December 31, 2013	32,305,145	20,641	473,729	(1,418)	(19,205)	765	(71,848)	402,664
Net income	—	—	36,879	—	—	—	—	36,879
Foreign currency translation adjustment (net of tax benefit of $2,396)	—	—	—	—	(28,065)	—	—	(28,065)
Derivative financial instruments adjustment (net of tax benefit of $112)	—	—	—	—	—	(109)	—	(109)
Net gains or losses and prior service costs (net of tax benefit of $22,445)	—	—	—	—	—	—	(38,730)	(38,730)
Amortization of prior service costs and net gains or losses (net of tax of $3,582)	—	—	—	—	—	—	6,997	6,997
Cash dividends declared ($0.34 per share)	—	—	(11,007)	—	—	—	—	(11,007)
Stock-based compensation expense	85,129	3,224	—	—	—	—	—	3,224
Shareholder Rights Plan redemption	—	—	(323)	—	—	—	—	(323)
Issued upon exercise of stock options (including related income tax benefit of $3) & other	31,808	499	—	—	—	—	—	499
Tredegar common stock purchased by trust for savings restoration plan	—		22	(22)	—	—	—	—
Balance at December 31, 2014	32,422,082	$24,364	$499,300	$(1,440)	$(47,270)	$656	$(103,581)	$372,029
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) are primarily engaged in the manufacture of plastic films and aluminum extrusions. See Notes 10 and 18 regarding restructurings and Note 3 regarding discontinued operations.
Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada, and on November 20, 2012, the Company sold its mitigation banking business, Falling Springs, LLC (“Falling Springs”). All historical results for these businesses have been reflected as discontinued operations in these financial statements; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. See Note 3 regarding discontinued operations.
The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) requires Tredegar to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Certain amounts for the prior years have been reclassified to conform to current year presentation.
Foreign Currency Translation. The financial statements of subsidiaries located outside the U.S., where the local currency is the functional currency, are translated into U.S. Dollars using exchange rates in effect at the period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from the translation of these financial statements are reflected as a separate component of shareholders’ equity. There are no operating subsidiaries located outside the U.S. where the U.S. Dollar is the functional currency.
Transaction and remeasurement gains or losses included in income were a loss of $1.5 million in 2014, a loss of $0.4 million in 2013 and a gain of $16,000 in 2012. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2014 and 2013, Tredegar had cash and cash equivalents of $50.1 million and $52.6 million, respectively, including funds held in locations outside the U.S. of $40.5 million and $38.6 million, respectively.
The Company’s policy permits investment of excess cash in marketable securities that have the highest credit ratings and maturities of less than one year. The primary objectives of the policy are safety of principal and liquidity.
Accounts and Other Receivables. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on an assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year.
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
Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was $1.1 million, $0.9 million and $0.2 million in 2014, 2013 and 2012, respectively.

Depreciation is computed primarily by the straight-line method based on the estimated useful lives of the assets that, except for isolated exceptions, range from 5 to 40 years for buildings and land improvements and 2 to 20 years for machinery and equipment.
Investments in Private Entities with Less Than or Equal to 50% Voting Ownership Interest. The Company accounts for its investments in private entities where its voting ownership is less than or equal to 50% based on the facts and circumstances surrounding the investment. Investments are required to be accounted for under the consolidation method in situations where Tredegar is the primary beneficiary of a variable interest entity. The primary beneficiary is the party that has a controlling financial interest in a variable interest entity. The Company is deemed to have a controlling financial interest if it has (i) the power to direct activities of the variable interest entity that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the variable interest entity that could potentially be significant to its operations.
If the Company is not deemed to be the primary beneficiary in an investment in a variable interest entity then it selects either: (i) the fair value method or (ii) either (a) the cost method if it does not have significant influence over operating and financial policies of the investee or (b) the equity method if it does have significant influence.
For those investments measured at fair value, U.S. GAAP requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).
Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The Company’s significant reporting units in Film Products include Polyethylene Films and PET Films. There are two reporting units in Aluminum Extrusions, Bonnell Aluminum and AACOA. Each of these reporting units has separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).
All goodwill in Aluminum Extrusions is associated with the AACOA reporting unit. A goodwill impairment charge of $30.6 million ($30.6 million after taxes), which represented the entire goodwill balance in the Bonnell Aluminum reporting unit, was recognized in 2009.
The Company estimates the fair value of its reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. The goodwill of Polyethylene Films reporting unit was tested for impairment at the annual testing date, with the estimated fair value of this reporting unit substantially exceeding the carrying value of its net assets. The goodwill of PET Films reporting unit was also tested for impairment at December 1, 2014, with the estimated fair value of this reporting unit exceeding the carrying value of its net assets by approximately 31%. The goodwill of AACOA is associated with the October 2012 acquisition of AACOA, Inc. (“AACOA”), and estimated fair value of this reporting unit exceeded the carrying value of its net assets by approximately 63% at December 1, 2014.
Indefinite-lived intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The Company estimates the fair value of its trade names using a relief-from-royalty method that relies upon a corresponding discounted cash flow analysis.
Impairment of Long-Lived Assets. The Company reviews long-lived assets for possible impairment when events indicate that an impairment may exist. For assets that are held and used in operations, if events indicate that an asset may be impaired, the Company estimates the future unlevered pre-tax cash flows expected to result from the use of the asset and its eventual disposition. Assets are grouped for this purpose at the lowest level for which there are identifiable and independent cash flows. If the sum of these undiscounted pre-tax cash flows is less than the carrying amount of the asset, an impairment loss is calculated. Measurement of the impairment loss is the amount by which the carrying amount exceeds the estimated fair value of the asset group.
Assets that are held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, with an impairment loss recognized for any write-down required.
Pension Costs and Postretirement Benefit Costs Other than Pensions. Pension costs and postretirement benefit costs other than pensions are accrued over the period employees provide service to Tredegar. Liabilities and expenses for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce. The Company recognizes the funded status of its pension and other postretirement plans in the accompanying consolidated balance sheets. Tredegar’s policy is to fund its pension plans at amounts not less than the minimum requirements of the Employee Retirement Income Security Act (“ERISA”) of 1974 and to fund postretirement benefits other than pensions when claims are incurred.
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
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 17). Deferred U.S. federal income taxes have not been recorded for the undistributed earnings for Terphane Ltda. (a subsidiary of Film Products) because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda. as of December 31, 2014, there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company accrues U.S. federal income taxes to the extent permitted under U.S. GAAP on unremitted earnings of all other foreign subsidiaries.
A valuation allowance is recorded in the period when the Company determines that it is more likely than not that all or a portion of deferred tax assets may not be realized. The establishment and removal of a valuation allowance requires the Company to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The benefit of an uncertain tax position is included in the accompanying financial statements when the Company determines that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2014	2013	2012
Weighted average shares outstanding used to compute basic earnings per share	32,302,108	32,171,751	32,032,343
Incremental shares attributable to stock options and restricted stock	251,746	427,528	160,233
Shares used to compute diluted earnings per share	32,553,854	32,599,279	32,192,576
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 320,849 in 2014, 31,167 in 2013 and 632,050 in 2012.
Stock-Based Employee Compensation Plans. Compensation expense is recorded on all share-based awards based upon its calculated fair value over the requisite service period using the graded-vesting method. The fair value of stock option awards was estimated as of the grant date using the Black-Scholes options-pricing model. The fair value of restricted stock awards was estimated as of the grant date using the closing stock price on that date.

The assumptions used in this model for valuing Tredegar stock options granted in 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Dividend yield	1.3%	1.1%	0.9%
Weighted average volatility percentage	43.5%	48.3%	48.7%
Weighted average risk-free interest rate	2.0%	1.1%	1.0%
Holding period (years):
Officers	6.0	6.0	6.0
Management	5.0	5.0	5.0
Weighted average exercise price at date of grant (also weighted average market price at date of grant):
Officers	$22.49	$24.84	$19.30
Management	22.33	25.10	19.40
The dividend yield is the dividend yield on common stock at the date of grant, which the Company believes is a reasonable estimate of the expected yield during the holding period. The expected volatility is based on the historical volatility of Tredegar’s common stock using a sequential period of historical data equal to the expected holding period of the option. The Company has no reason to believe that future volatility for this period is likely to differ from the past. The assumed risk-free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period. The expected holding period and forfeiture assumptions are based on historical experience. Estimated forfeiture assumptions are reviewed through the vesting period. Adjustments are made if actual forfeitures differ from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of the change.
Tredegar stock options granted during 2014, 2013 and 2012, and related estimated fair value at the date of grant, are as follows:

	2014	2013	2012
Stock options granted (number of shares):
Officers	87,820	94,400	99,600
Management	93,656	90,300	82,500
Total	181,476	184,700	182,100
Estimated weighted average fair value of options per share at date of grant:
Officers	$9.21	$10.37	$8.07
Management	7.60	9.65	7.31
Total estimated fair value of stock options granted (in thousands)	$1,521	$1,850	$1,449
Additional disclosure of Tredegar stock options is included in Note 13.
Financial Instruments. Tredegar uses derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with ongoing business operations. The Company’s derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective as and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2014, 2013 and 2012.
The Company’s policy requires that it formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.
As a policy, Tredegar does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. Additional disclosure of the utilization of derivative hedging instruments is included in Note 9.
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

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	(28,065)	294	(38,730)	(66,501)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(403)	6,997	6,594
Net other comprehensive income (loss) - current period	(28,065)	(109)	(31,733)	(59,907)
Ending balance, December 31, 2014	$(47,270)	$656	$(103,581)	$(150,195)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2013:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2013	$131	$993	$(103,471)	$(102,347)
Other comprehensive income (loss) before reclassifications	(19,336)	(590)	22,203	2,277
Amounts reclassified from accumulated other comprehensive income (loss)	—	362	9,420	9,782
Net other comprehensive income (loss) - current period	(19,336)	(228)	31,623	12,059
Ending balance, December 31, 2013	$(19,205)	$765	$(71,848)	$(90,288)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$631	Cost of sales
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	647
Income tax expense (benefit)	244	Income taxes
Total, net of tax	$403
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(10,579)	(a)
Income tax expense (benefit)	(3,582)	Income taxes
Total, net of tax	$(6,997)

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
In June 2014, the FASB issued a new standard to eliminate the concept of development stage entities and all related specified presentation and reporting requirements under U.S. GAAP. In addition, the amended standard eliminated the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a variable interest entity (“VIE”), thereby changing consolidation conclusions in some situations. Except for the elimination of the scope exception for development stage entities when evaluating the sufficiency of equity at risk for a VIE, the revised guidance is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. The amendments to the consolidation guidance are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The new standard is not expected to impact the Company.
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
In January 2015, the FASB simplified income statement classification by removing the concept of extraordinary items. Items that are both unusual and infrequent in nature will no longer be separately reported net of tax after continuing operations. The existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained and expanded to include items that are both unusual and infrequent. The standard is effective for periods beginning after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. The new standard is not expected to impact the Company.

2	ACQUISITIONS
On October 1, 2012, The William L. Bonnell Company, Inc. acquired 100% ownership of AACOA. AACOA operates production facilities in Elkhart, Indiana and Niles, Michigan. Its primary markets include consumer durables, machinery and equipment and transportation. The acquisition added fabrication capabilities to Aluminum Extrusions’ array of products and services while providing AACOA with large press capabilities and enhanced geographic sales coverage in a variety of end-use markets.
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

Based upon management’s valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the purchase price allocation was as follows:

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
All post-closing adjustments related to the purchase price for Terphane were resolved in 2012, which resulted in a payment to the seller of $3.3 million. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Upon completing these post-closing adjustments, which were primarily related to working capital transferred, the total purchase price (net of cash acquired) was $182.7 million. The purchase price was funded using available cash (net of cash received) of approximately $57.7 million and financing of $125 million secured from Tredegar’s former revolving credit facility.
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

The following unaudited supplemental pro forma data presents its consolidated revenues and earnings as if the acquisition of AACOA had been consummated on January 1, 2012. The pro forma results are not necessarily indicative of the Company’s consolidated revenues and earnings if the acquisition and related borrowing had been consummated on January 1, 2012. Supplemental unaudited pro forma results for the year ended December 31, 2012 are as follows:

(In Thousands, Except Per Share Data)	2012
Sales	$946,594
Income from continuing operations	44,816
Earnings per share from continuing operations:
Basic	$1.40
Diluted	1.39
The above supplemental unaudited pro forma amounts reflect the application of the following adjustments in order to present the consolidated results as if the acquisitions and related borrowings had occurred on January 1, 2012:

•	Adjustment for additional depreciation and amortization expense associated with the adjustments to property, plant and equipment, and intangible assets associated with purchase accounting;

•
Additional interest expense and financing fees associated with borrowing arrangements used to fund the acquisition of AACOA and the elimination of historical interest expense associated with historical borrowings of AACOA that were not assumed by Tredegar;

•	Adjustments to eliminate transactions-related expenses associated with the October 2012 acquisition of AACOA;

•	Adjustments for the estimated net income tax benefit associated with the previously described adjustments; and

•	Adjustments to income tax expense for AACOA as it had previously elected to be treated as an S-Corp for federal income tax purposes.

3	DISCONTINUED OPERATIONS
On November 20, 2012, Tredegar Real Estate Holdings, Inc., a wholly-owned subsidiary, sold its membership interests in Falling Springs to Arc Ventures, LC for $16.6 million. Arc Ventures, LC is a Virginia limited liability company affiliated with John D. Gottwald, a member of Tredegar’s Board of Directors. The purchase price was comprised of $12.8 million of cash and 209,576 shares of common stock of Tredegar owned by Arc Ventures, LC. The corresponding loss on sale of $3.1 million, which includes transaction-related expenses of $0.5 million, and the results of operations related to Falling Springs have been classified as discontinued operations for all periods presented. For the year ended December 31, 2012, sales of $3.2 million have been reclassified to discontinued operations, and net income of $0.5 million has been reclassified to discontinued operations in 2012. Falling Springs was formerly a component of the Other segment.
On February 12, 2008, the Company sold its aluminum extrusions business in Canada for approximately $25.0 million to an affiliate of H.I.G. Capital. In 2014, accruals for indemnifications under the purchase agreement related to environmental matters were adjusted, resulting in income from discontinued operations of $0.9 million ($0.9 million net of tax). In 2013 and 2012, accruals of $14.0 million ($14.0 million net of tax) and $13.4 million ($13.4 million net of tax), respectively, were made for indemnifications under the purchase agreement related to environmental matters.
The historical results for these businesses, including any subsequent adjustments for contractual indemnifications, have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

4	INVESTMENTS
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company formerly known as Intelliject, Inc. The mission of kaléo is to set a new standard in life-saving personal medical products designed to enable superior treatment outcomes, improved cost effectiveness and intuitive patient administration. The Company’s ownership interest on a fully diluted basis is approximately 20%, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests. The Company recognized a net unrealized gain of $2.0 million ($1.0 million after taxes) in 2014 that primarily related to favorable adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 45% for their high degree of risk and the impact of reducing the weighted average cost of capital used to discount cash flow projections after kaléo commercialized a second product, partially offset by unfavorable adjustments in the fair value due to a reassessment of the amount and timing of estimated cash flows associated with kaléo’s commercialized products.
The Company recognized an unrealized gain of $3.4 million ($2.2 million after taxes) in 2013 related to favorable adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 55% for their high degree of risk, partially offset by unfavorable adjustments in the fair value due to a reassessment of the amount and timing of projected receipt of royalty and milestone payments from commercial sales of kaléo’s licensed product, which launched in early 2013, and unfavorable adjustments for higher development and commercialization expenses related to its product pipeline.
In 2012, the Company recognized an unrealized gain of $16.1 million ($10.2 million after taxes) attributed to various factors, most notably a favorable adjustment to the timing and amount of anticipated cash flows derived from updated marketing research; the passage of time as anticipated cash flows associated with achieving product development commercialization milestones are discounted at 55% for their high degree of risk; and a reduction in the weighted average cost of capital used to discount cash flows in the first-quarter valuation to reflect the completion of certain process testing and a reassessment of the risk associated with the timing for obtaining final marketing approval from the U.S. Food and Drug Administration (“FDA”) for the company’s first product. Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 5.
At December 31, 2014 and 2013, the estimated fair value of the Company’s investment (included in “Other assets and deferred charges” in the consolidated balance sheets) was $39.1 million and $37.1 million, respectively. Subsequent to its most recent investment (December 15, 2008), and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for its ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for their high degree of risk. If kaléo does not meet its development and commercialization milestones and there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus the most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then the Company’s estimate of the fair value of its ownership interest in kaléo is likely to decline. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.
The fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% and 55% at December 31, 2014 and 2013, respectively. In 2014, the weighted average cost of capital used to discount cash flow projections was decreased to reflect lower product risk after the U.S. Food and Drug Administration’s approval of kaléo’s naloxone auto-injector for emergency treatment of known or suspected opioid overdoses and reduced funding risk subsequent to kaléo securing new debt financing, both of which occurred in April 2014. At December 31, 2014, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of Tredegar’s interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $6 million.

Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at December 31, 2014 and 2013 and related condensed statements of operations for the last three years ended December 31, 2014, that were reported by kaléo, are provided below:

	December 31,			December 31,
(In Thousands)	2014	2013		2014	2013
Assets:			Liabilities & Equity:
Cash & short-term investments	$117,589	$33,560	Long-term debt, net of discount, current portion	$—	$5,414
Restricted cash	14,498	—	Other current liabilities	8,123	4,845
Other current assets	17,916	5,682	Other noncurrent liabilities	1,247	3,098
Property & equipment	10,824	10,559	Long-term debt, net of discount	149,471	9,372
Patents	2,702	2,433	Redeemable preferred stock	22,946	21,970
Other long-term assets	2,857	445	Equity	(15,401)	7,980
Total assets	$166,386	$52,679	Total liabilities & equity	$166,386	$52,679

	2014	2013	2012
Revenues & Expenses:
Revenues	$21,156	$15,305	$38,179
Cost of goods sold	(3,801)	—	—
Expenses and other, net (a)	(48,447)	(18,631)	(13,073)
Income tax (expense) benefit	8,100	1,586	(9,642)
Net income (loss)	$(22,992)	$(1,740)	$15,464
(a) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, interest expense and other income (expense), net.
The audited financial statements and accompanying footnotes of kaléo as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 have been included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.
On April 2, 2007, Tredegar invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (the “Harbinger Fund”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. The Company’s investment in the Harbinger Fund, which represents less than 2% of its total partnership capital, is accounted for under the cost method. Unrealized losses on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) were $0.8 million ($0.4 million after taxes), $0.4 million ($0.3 million after taxes) and $1.1 million ($0.7 million after taxes) in 2014, 2013 and 2012, respectively, as a result of a reduction in the estimated fair value of the investment that is not expected to be temporary. The December 31, 2014 and 2013 carrying value in the consolidated balance sheets (included in “Other assets and deferred charges”) was $1.8 million and $2.8 million, respectively. The carrying value at December 31, 2014 reflected Tredegar’s cost basis in its investment in Harbinger, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.2 million in 2014, $0.4 million in 2013 and $0.5 million in 2012. The timing and amount of future installments of withdrawal proceeds was not known as of December 31, 2014. There were no realized gains or losses associated with the investment in the Harbinger Fund in 2014, 2013 and 2012. Gains on the Company’s investment in the Harbinger Fund, if any, will be recognized when the amounts expected to be collected from withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath County, Virginia. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on a sale of a portion of this investment property in 2014. The Company recorded an unrealized loss on its investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in 2013 as a result of a reduction in the estimated fair value of the investment that is not expected to be temporary. The Company’s carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $2.6 million at December 31, 2014 and $5.9 million at December 31, 2013.

5	BUSINESS SEGMENTS
Tredegar’s primary business segments are Film Products and Aluminum Extrusions. Beginning in February 2010, the Company started reporting an additional segment, Other, comprised of the start-up operations of Bright View and Falling Springs. Effective January 1, 2012, the operations and results of Bright View were incorporated into Film Products to leverage research and development efforts and accelerate new product development. As discussed in Note 3, Falling Springs was divested in November 2012. All historical results for this business have been reflected as discontinued operations. With the sale of Falling Springs, there is no longer an Other segment to report.
Information by business segment and geographic area for the last three years is provided below. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. Film Products’ net sales to The Procter & Gamble Company (“P&G”) totaled $220.8 million in 2014, $261.9 million in 2013 and $264.0 million in 2012. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In Thousands)	2014	2013	2012
Film Products	$578,687	$621,239	$611,877
Aluminum Extrusions	344,346	309,482	245,465
Total net sales	923,033	930,721	857,342
Add back freight	28,793	28,625	24,846
Sales as shown in consolidated statements of income	$951,826	$959,346	$882,188

Operating Profit
(In Thousands)	2014	2013	2012
Film Products:
Ongoing operations	$58,054	$70,966	$69,950
Plant shutdowns, asset impairments, restructurings and other (a)	(12,827)	(671)	(109)
Aluminum Extrusions:
Ongoing operations	25,664	18,291	9,037
Plant shutdowns, asset impairments, restructurings and other (a)	(976)	(2,748)	(5,427)
Total	69,915	85,838	73,451
Interest income	588	594	418
Interest expense	2,713	2,870	3,590
Gain on investment accounted for under the fair value method (a)	2,000	3,400	16,100
Gain on sale of investment property (a)	1,208	—	—
Unrealized loss on investment property (a)	—	1,018	—
Stock option-based compensation expense	1,272	1,155	1,432
Corporate expenses, net (a)	24,310	31,857	23,443
Income from continuing operations before income taxes	45,416	52,932	61,504
Income taxes (a)	9,387	16,995	18,319
Income from continuing operations	36,029	35,937	43,185
Income (loss) from discontinued operations (a)	850	(13,990)	(14,934)
Net income	$36,879	$21,947	$28,251

See footnotes on page 63.

Identifiable Assets
(In Thousands)	2014	2013
Film Products	$546,210	$556,873
Aluminum Extrusions	143,328	134,928
Subtotal	689,538	691,801
General corporate (b)	49,032	48,590
Cash and cash equivalents (d)	50,056	52,617
Total	$788,626	$793,008

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2014	2013	2012	2014	2013	2012
Film Products	$30,730	$35,332	$39,202	$38,806	$64,867	$30,484
Aluminum Extrusions	9,974	9,202	9,984	6,092	14,742	2,332
Subtotal	40,704	44,534	49,186	44,898	79,609	32,816
General corporate	114	121	73	—	52	436
Continuing operations	40,818	44,655	49,259	44,898	79,661	33,252
Discontinued operations	—	—	10	—	—	—
Total	$40,818	$44,655	$49,269	$44,898	$79,661	$33,252

Net Sales by Geographic Area (d)
(In Thousands)	2014	2013	2012
United States	$542,395	$534,346	$480,041
Exports from the United States to:
Asia	72,597	82,235	57,639
Canada	47,391	46,481	46,948
Europe	10,874	6,984	5,186
Latin America	3,116	3,505	3,145
Operations outside the United States:
Brazil	97,954	109,415	121,373
The Netherlands	74,329	68,471	67,758
Hungary	39,457	43,482	41,285
China	26,109	28,702	30,636
India	8,811	7,100	3,331
Total (c)	$923,033	$930,721	$857,342

	Identifiable Assets by Geographic Area (d)		Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2014	2013	2014	2013
United States (b)	$409,272	$419,234	$115,189	$141,444
Operations outside the United States:
Brazil	212,186	191,415	119,066	99,956
The Netherlands	23,729	32,156	9,117	14,172
China	23,037	25,165	14,141	14,430
Hungary	13,440	17,681	5,829	7,461
India	7,874	6,150	5,575	4,007
General corporate (b)	49,032	48,590	1,040	1,090
Cash and cash equivalents (d)	50,056	52,617	n/a	n/a
Total	$788,626	$793,008	$269,957	$282,560
See footnotes on page 63 and a reconciliation of net sales to sales as shown in the consolidated statements of income on page 61.

Net Sales by Product Group
(In Thousands)	2014	2013	2012
Film Products:
Personal care materials	$317,080	$339,559	$327,161
Flexible packaging films	114,348	125,712	138,028
Surface protection films	90,129	90,182	69,627
Polyethylene overwrap and polypropylene films	44,263	56,590	63,796
Films for other markets	12,867	9,196	13,265
Subtotal	578,687	621,239	611,877
Aluminum Extrusions:
Nonresidential building & construction	200,707	179,437	165,159
Consumer durables	44,897	39,565	12,259
Machinery & equipment	26,907	21,936	8,773
Automotive	22,272	19,919	11,757
Residential building & construction	21,470	22,055	23,555
Distribution	15,318	13,115	15,227
Electrical	12,775	13,455	8,735
Subtotal	344,346	309,482	245,465
Total	$923,033	$930,721	$857,342

(a)
See Notes 1, 3, 4 and 18 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.

(b)
The balance sheets include the funded status of each of the Company’s defined benefit pension and other postretirement plans. The funded status of the Company’s defined benefit pension plan was a net liability of $96.4 million and $42.5 million as of December 31, 2014 and 2013, respectively. See Note 14 for more information on the Company’s pension and other postretirement plans.

(c)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $28.8 million in 2014, $28.6 million in 2013 and $24.8 million in 2012.

(d)
Information on exports and foreign operations are provided on the previous page. Cash and cash equivalents includes funds held in locations outside the U.S. of $40.5 million and $38.6 million at December 31, 2014 and 2013, respectively. Export sales relate almost entirely to Film Products. Operations outside the U.S. in The Netherlands, Hungary, China, Brazil and India also relate to Film Products. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe. Sales from locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

6	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:

(In Thousands)	2014	2013
Trade, less allowance for doubtful accounts and sales returns of $2,610 in 2014 and $3,327 in 2013	$106,093	$94,684
Other	7,248	4,562
Total	$113,341	$99,246
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2014 is as follows:

(In Thousands)	2014	2013	2012
Balance, beginning of year	$3,327	$3,552	$3,539
Charges to expense	1,344	1,874	1,589
Recoveries	(1,654)	(1,760)	(1,076)
Write-offs	(153)	(285)	(588)
Foreign exchange and other	(254)	(54)	88
Balance, end of year	$2,610	$3,327	$3,552

7	INVENTORIES
Inventories consist of the following:

(In Thousands)	2014	2013
Finished goods	$17,559	$14,953
Work-in-process	10,089	7,750
Raw materials	25,227	24,477
Stores, supplies and other	21,433	23,483
Total	$74,308	$70,663
Inventories stated on the LIFO basis amounted to $12.2 million at December 31, 2014 and $10.0 million at December 31, 2013, which are below replacement costs by approximately $18.3 million at December 31, 2014 and $15.8 million at December 31, 2013. During 2014, 2013 and 2012, certain inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current replacement costs, by approximately $1.0 million in Film Products in 2014, $0.9 million in Film Products in 2013 and $2.7 million in 2012 ($1.1 million in Film Products and $1.6 million in Aluminum Extrusions).

8	GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangibles at December 31, 2014 and 2013, and related amortization periods for continuing operations are as follows:

(In Thousands)	2014	2013	Amortization Periods
Goodwill	$169,687	$172,788	Not amortized
Other identifiable intangibles:
Customer relationships (cost basis of $29,117 in 2014 and $31,357 in 2013)	21,620	25,962	10-12 years
Proprietary technology (cost basis of $18,228 in 2014 and $18,851 in 2013)	11,824	14,356	Not more than 15 years
Trade names	11,998	12,594	Indefinite life
Non-compete agreements (cost basis of $4,154 in 2014 and 2013)	—	600	2 years
Total carrying value of other intangibles	45,442	53,512
Total carrying value of goodwill and other intangibles	$215,129	$226,300
A reconciliation of the beginning and ending balance of goodwill for each of the three years in the period ended December 31, 2014 is as follows:

(In Thousands)	2014	2013	2012
Net carrying value of goodwill, beginning of year	$172,788	$176,620	$165,372
Acquisitions	—	—	13,695
Increase (decrease) due to foreign currency translation	(3,101)	(3,832)	(2,447)
Net carrying value of goodwill, end of year	$169,687	$172,788	$176,620
At December 31, 2014, the goodwill balance was $156.0 million for Film Products and $13.7 million for Aluminum Extrusions.

Amortization expense for continuing operations over the next five years is expected to be as follows:

Year	Amount (In Thousands)
2015	$4,741
2016	4,702
2017	4,702
2018	4,702
2019	4,568

9	FINANCIAL INSTRUMENTS
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist as part of ongoing business operations (primarily in Film Products). These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.6 million (7.8 million pounds of aluminum) at December 31, 2014 and $8.0 million (8.4 million pounds of aluminum) at December 31, 2013.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$82	Accrued expenses	$31
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(318)	Accrued expenses	$(178)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$7	Accrued expenses	$—
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(7)	Accrued expenses	$—
Net asset (liability)		$(236)		$(147)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation. The offsetting asset and liability positions included in the table above are associated with the unwinding of aluminum futures contracts due to such cancellations.
Film Products used future fixed Euro-denominated contractual payments for equipment being purchased as part of its multi-year capacity expansion project at the film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company used fixed rate Euro forward contracts with various settlement dates through February 2014 to hedge exchange rate exposure on these obligations. The Company had fixed rate forward contracts with outstanding notional amounts of €2.1 million as of December 31, 2013 (none at December 31, 2014).

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts		$—	Prepaid expenses and other	$47
Net asset (liability)		$—		$47
Tredegar receives Euro-based royalty payments relating to its operations in Europe. From time to time Tredegar uses zero-cost collar currency options to hedge a portion of its exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2014 and 2013 as there were no derivatives outstanding related to the hedging of royalty payments with currency options.
The counterparties to the Company’s forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the best and most credit-worthy customers. The counterparties to Tredegar’s foreign currency futures and zero-cost collar contracts are major financial institutions.
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2014, 2013, and 2012 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2014	2013	2012	2014	2013	2012
Amount of pre-tax gain (loss) recognized in other comprehensive income	$542	$(868)	$(232)	$(120)	$(77)	$1,421
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$631	$(583)	$(1,026)	$16	$—	$—
Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2014, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, unrealized net losses from hedges that were discontinued were not significant. As of December 31, 2014, the Company expects $0.2 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next 12 months.

10	ACCRUED EXPENSES
Accrued expenses consist of the following:

(In Thousands)	2014	2013
Vacation	$7,266	$7,077
Payrolls, related taxes and medical and other benefits	4,119	5,679
Incentive compensation	3,803	4,148
Workers’ compensation and disabilities	3,007	2,753
Accrued utilities	2,186	2,494
Taxes other than federal income and payroll	841	2,153
Contractual indemnification claims (see note 3)	—	2,604
Other	10,827	15,250
Total	$32,049	$42,158
A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2014 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2012	$197	$—	$—	$197
For the year ended December 31, 2012:
Charges	1,562	1,077	2,255	4,894
Cash spend	(1,463)	—	(1,670)	(3,133)
Charges against assets	—	(1,077)	—	(1,077)
Balance at December 31, 2012	296	—	585	881
For the year ended December 31, 2013:
Charges	671	172	569	1,412
Cash spend	(636)	—	(798)	(1,434)
Charges against assets	—	(172)	—	(172)
Balance at December 31, 2013	331	—	356	687
For the year ended December 31, 2014:
Charges	2,668	227	131	3,026
Cash spend	(2,753)	—	(286)	(3,039)
Charges against assets	—	(227)	—	(227)
Balance at December 31, 2014	$246	$—	$201	$447

(a)	Other includes other shutdown-related costs associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.
See Note 18 for more information on plant shutdowns, asset impairments and restructurings of continuing operations.

11	DEBT AND CREDIT AGREEMENTS
On April 23, 2012, Tredegar entered into a $350 million five-year, unsecured revolving credit facility (the “Credit Agreement”), with an option to increase that amount by an additional $75 million. The Credit Agreement replaced the previous $300 million four-year, unsecured revolving credit facility that was due to expire on June 21, 2014. In connection with the refinancing, the Company borrowed $102 million under the Credit Agreement, which was used, together with available cash on hand, to repay all indebtedness under the previous revolving credit facility.

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
At December 31, 2014, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
The most restrictive covenants in the Credit Agreement include:

•	Maximum indebtedness-to-adjusted EBITDA of 3.0x;

•	Minimum adjusted EBIT-to-interest expense of 2.5x;

•	Maximum aggregate distributions to shareholders over the term of the Credit Agreement of $100 million plus, beginning with the fiscal quarter ended March 31, 2012, 50% of net income; and

•
Minimum shareholders’ equity (as defined in the Credit Agreement) at any point during the term of the Credit Agreement of at least $320 million increased on a cumulative basis at the end of each fiscal quarter, beginning with the fiscal quarter ended March 31, 2012, by an amount equal to 50% of net income (to the extent positive).

At December 31, 2014, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $155 million. Total debt due and outstanding at December 31, 2014 is summarized below:

Debt Due and Outstanding at December 31, 2014 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2015	$—	$—	$—
2016	—	—	—
2017	137,250	—	137,250
2018	—	—	—
2019	—	—	—
Total	$137,250	$—	$137,250
Tredegar believes that it was in compliance with all of its debt covenants as of December 31, 2014. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

12	SHAREHOLDER RIGHTS AGREEMENT
Pursuant to the Second Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of November 18, 2013, with Computershare Trust Company, N.A., as Rights Agent, one purchase right (a “Right”) was attached to each outstanding share of Tredegar’s Common Stock.  Each Right entitled the registered holder to purchase from Tredegar one one-hundredth of a share of Tredegar’s Series A Participating Cumulative Preferred Stock (the “Preferred Stock”) at an exercise price of $150, subject to adjustment (the “Purchase Price”). Unless otherwise noted in the Rights Agreement, the Rights would have become exercisable, if not earlier redeemed, only if a person or group (i) acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s Common Stock or (ii) commences, or publicly discloses an intention to commence, a tender offer or exchange offer that would result in beneficial ownership by a person or group of 20% or more of the outstanding shares of the Company’s Common Stock (in each case thereby becoming an “Acquiring Person”).

On February 19, 2014, Tredegar’s Board of Directors authorized the termination of the Rights Agreement and the redemption of all of the outstanding Rights, at a redemption price of $.01 per Right to be paid in cash to shareholders of record as of the close of business on March 3, 2014, with the payment date of such redemption price to be on March 7, 2014. The corresponding redemption payment of $0.3 million was made in 2014.

13	STOCK OPTION AND STOCK AWARD PLANS
Tredegar has one equity incentive plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. In addition, the Company has one other equity incentive plan under which there are options that remain outstanding, but no future grants can be made. Prior to 2012, employee options ordinarily vested two years from the date of grant. Employee options granted in 2012 and thereafter ordinarily vest over a four-year period, with a quarter of the options granted vesting on each year on the grant date anniversary. The option plans also permit the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment and/or the achievement of certain performance targets. No SARs have been granted since 1992 and none are currently outstanding.
A summary of stock options outstanding at December 31, 2014, 2013 and 2012, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2012	1,121,500	$14.06	to	$19.84	$17.40
Granted	182,100	18.51	to	19.40	19.34
Forfeited and Expired	(50,300)	15.80	to	19.84	19.34
Exercised	(176,600)	14.72	to	18.12	16.33
Outstanding at December 31, 2012	1,076,700	14.06	to	19.84	17.81
Granted	184,700	24.84	to	30.01	24.97
Forfeited and Expired	(34,000)	15.11	to	24.84	21.10
Exercised	(180,600)	14.27	to	19.84	17.32
Outstanding at December 31, 2013	1,046,800	14.06	to	30.01	19.06
Granted	181,476	19.84	to	22.49	22.41
Forfeited and Expired	(22,581)	15.80	to	24.84	21.42
Exercised	(41,575)	15.80	to	19.84	17.55
Outstanding at December 31, 2014	1,164,120	$14.06	to	$30.01	$19.59
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2014:

			Options Outstanding at December 31, 2014				Options Exercisable at December 31, 2014
				Weighted Average		Aggregate Intrinsic Value (In Thousands)			Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices			Shares	Remaining Contractual Life (Years)	Exercise Price		Shares	Weighted Average Exercise Price
$—	to	$15.00	26,000	0.9	$14.06	$219	26,000	$14.06	$219
15.01	to	17.50	314,500	1.2	16.53	1,873	314,500	16.53	1,873
17.51	to	20.00	488,870	3.3	19.03	1,693	417,550	18.97	1,470
20.01	to	25.00	330,250	8.7	23.61	—	40,875	24.84	—
25.01	to	30.01	4,500	8.6	30.01	—	1,125	30.01	—
Total			1,164,120	4.2	$19.59	$3,785	800,050	$18.17	$3,562

The following table summarizes additional information about non-vested restricted stock outstanding at December 31, 2014:

	Non-vested Restricted Stock			Maximum Non-vested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)
Outstanding at January 1, 2012	126,150	$18.25	$2,302	85,000	$19.35	$1,645
Granted	94,949	19.06	1,810	87,200	18.79	1,638
Vested	(60,357)	18.01	(1,087)	—	—	—
Forfeited	(16,842)	18.82	(317)	(80,400)	19.31	(1,553)
Outstanding at December 31, 2012	143,900	18.82	2,708	91,800	18.85	1,730
Granted	93,425	25.45	2,378	77,200	27.82	2,148
Vested	(58,175)	20.15	(1,172)	—	—	—
Forfeited	(21,300)	20.70	(441)	(36,700)	19.83	(728)
Outstanding at December 31, 2013	157,850	22.00	3,473	132,300	23.81	3,150
Granted	95,707	22.18	2,123	59,675	21.54	1,285
Vested	(54,921)	20.73	(1,139)	—	—	—
Forfeited	(10,578)	21.76	(230)	(62,262)	19.18	(1,194)
Outstanding at December 31, 2014	188,058	$22.48	$4,227	129,713	$24.99	$3,241
The total intrinsic value of stock options exercised was $0.1 million in 2014, $1.3 million in 2013 and $0.5 million in 2012. The grant-date fair value of stock option-based awards vested was $0.7 million in 2014, $1.7 million in 2013 and $2.1 million in 2012. As of December 31, 2014, there was unrecognized compensation cost of $1.3 million related to stock option-based awards and $2.3 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 1.4 years for stock option-based awards and 1.4 years for non-vested restricted stock and other stock-based awards.
Stock options exercisable totaled 800,050 at December 31, 2014 and 769,825 shares at December 31, 2013. Stock options available for grant totaled 2,198,235 shares at December 31, 2014.

14	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors noncontributory defined benefit (pension) plans covering certain current and former employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and pay for active participants of the plan was frozen as of December 31, 2007. Beginning in 2014, with the exception of plan participants at two of the Company’s U.S. manufacturing facilities, the plan no longer accrues benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
In addition to providing pension benefits, the Company provides postretirement life insurance and health care benefits for certain groups of employees. Tredegar and retirees share in the cost of postretirement health care benefits, with employees hired on or before January 1, 1993, receiving a fixed subsidy to cover a portion of their health care premiums. The Company eliminated prescription drug coverage for Medicare-eligible retirees as of January 1, 2006. Consequently, Tredegar is not eligible for any federal subsidies.
The following tables reconcile the changes in benefit obligations and plan assets in 2014 and 2013, and reconcile the funded status to prepaid or accrued cost at December 31, 2014 and 2013:

	Pension Benefits		Other Post- Retirement Benefits
(In Thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$275,166	$302,285	$7,858	$8,879
Service cost	869	3,754	43	58
Interest cost	13,397	12,338	387	345
Effect of actuarial (gains) losses related to the following:
Discount rate change	32,089	(26,848)	732	(746)
Retirement rate assumptions and mortality table adjustments	17,331	(144)	(131)	—
Retiree medical participation rate change	—	—	(390)	—
Other	490	(3,058)	218	(382)
Plan participant contributions	—	—	681	683
Benefits paid	(13,916)	(13,161)	(1,026)	(979)
Benefit obligation, end of year	$325,426	$275,166	$8,372	$7,858
Change in plan assets:
Plan assets at fair value, beginning of year	$232,705	$219,035	$—	$—
Actual return on plan assets	7,466	21,657	—	—
Employer contributions	2,762	5,174	345	296
Plan participant contributions	—	—	681	683
Benefits paid	(13,916)	(13,161)	(1,026)	(979)
Plan assets at fair value, end of year	$229,017	$232,705	$—	$—
Funded status of the plans	$(96,409)	$(42,461)	$(8,372)	$(7,858)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$130	$—	$456	$—
Other noncurrent liabilities	96,279	42,461	7,916	7,858
Net amount recognized	$96,409	$42,461	$8,372	$7,858

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In Thousands, Except Percentages)	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.17%	4.99%	4.21%	4.11%	4.88%	4.10%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.99%	4.21%	4.95%	4.88%	4.10%	4.90%
Expected long-term return on plan assets	7.75%	7.75%	8.00%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$869	$3,754	$3,657	$43	$58	$58
Interest cost	13,397	12,338	13,084	387	345	385
Expected return on plan assets	(18,301)	(17,430)	(19,108)	—	—	—
Amortization of prior service costs and gains or losses	10,688	15,028	10,377	(190)	(210)	(241)
Settlement/curtailment	81	28	99	—	—	—
Net periodic benefit cost	$6,734	$13,718	$8,109	$240	$193	$202
Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2014, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments for continuing operations over the next five years and in the aggregate for 2020-2024 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2015	$15,282	$456
2016	15,932	471
2017	16,527	480
2018	17,004	489
2019	17,555	494
2020—2024	93,535	2,511
Amounts recognized in 2014, 2013 and 2012 before related deferred income taxes in accumulated other comprehensive income consist of:

	Pension			Other Post-Retirement
(In Thousands)	2014	2013	2012	2014	2013	2012
Prior service cost (benefit)	$87	$270	$(887)	$—	$—	$—
Net actuarial (gain) loss	166,678	116,519	167,009	(1,154)	(1,773)	(855)

Pension expense is expected to be $12.3 million in 2015 as the unfavorable impact of the decrease in the discount rate and change to the mortality rate are partially offset by the freezing all future service benefits for certain plan participants. The amounts before related deferred income taxes in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit or cost during 2015 are as follows:

(In Thousands)	Pension	Other Post- Retirement
Prior service cost (benefit)	$24	$—
Net actuarial (gain) loss	16,107	(160)
The percentage composition of assets held by pension plans for continuing operations at December 31, 2014, 2013 and 2012 are as follows:

	% Composition of Plan Assets at December 31,
	2014	2013	2012
Pension plans related to continuing operations:
Fixed income securities	14.5%	14.0%	14.7%
Large/mid-capitalization equity securities	13.7	13.8	10.9
Small-capitalization equity securities	4.3	4.8	5.4
International and emerging market equity securities	11.0	11.7	10.0
Total equity securities	29.0	30.3	26.3
Private equity and hedge funds	51.2	48.3	50.0
Other assets	5.3	7.4	9.0
Total for continuing operations	100.0%	100.0%	100.0%
Tredegar’s targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets used to determine its benefit obligation at December 31, 2014 are as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Fixed income securities	32.0%	5.5%
Large/mid-capitalization equity securities	10.0	8.8
Small-capitalization equity securities	4.0	9.9
International and emerging market equity securities	13.0	9.8
Total equity securities	27.0	9.4
Private equity and hedge funds	41.0	7.8
Total for continuing operations	100.0%	7.5%

*	Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.
Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. Other assets are primarily comprised of cash and contracts with insurance companies. The Company’s primary investment objective is to maximize total return with a strong emphasis on the preservation of capital, and it believes that over the long-term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for the pension plans is about 12.7 years. The Company expects its required contributions to be approximately $2.4 million in 2015.

Estimates of the fair value of assets held by the Company’s pension plans are provided by third parties not affiliated with Tredegar. At December 31, 2014 and 2013, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2014:
Large/mid-capitalization equity securities	$31,401	$31,401	$—	$—
Small-capitalization equity securities	9,827	9,827	—	—
International and emerging market equity securities	25,224	11,471	13,753	—
Fixed income securities	33,281	12,661	20,620	—
Private equity and hedge funds	117,276	—	106,201	11,075
Other assets	1,741	1,741	—	—
Total plan assets at fair value	$218,750	$67,101	$140,574	$11,075
Contracts with insurance companies	10,267
Total plan assets, December 31, 2014	$229,017
Balances at December 31, 2013:
Large/mid-capitalization equity securities	$32,134	$32,134	$—	$—
Small-capitalization equity securities	11,063	11,063	—	—
International and emerging market equity securities	27,271	13,488	13,783	—
Fixed income securities	32,601	17,770	14,831	—
Private equity and hedge funds	112,345	—	103,531	8,814
Other assets	7,871	7,871	—	—
Total plan assets at fair value	$223,285	$82,326	$132,145	$8,814
Contracts with insurance companies	9,420
Total plan assets, December 31, 2013	$232,705
For fair value measurements of plan assets using significant unobservable inputs (Level 3), a reconciliation of the balances from January 1, 2013 to December 31, 2014 are as follows:

(In Thousands)	Private equity and hedge funds
Balance at January 1, 2013	$8,356
Purchases	2,864
Sales	—
Distributions	(2,567)
Actual return on plan assets still held at year end	161
Transfers in and/or out of Level 3	—
Balance at December 31, 2013	$8,814
Purchases	4,142
Sales	—
Distributions	(2,088)
Actual return on plan assets still held at year end	207
Transfers in and/or out of Level 3	—
Balance at December 31, 2014	$11,075

Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.4 million at December 31, 2014 and $2.4 million at December 31, 2013. Pension expense recognized for this plan was $0.1 million in 2014, $0.1 million in 2013 and $0.1 million in 2012. This information has been included in the preceding pension benefit tables.
Approximately 81 employees at the Company’s film products manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.5 million in 2014, $0.5 million in 2013 and $0.5 million in 2012. This information has been excluded from the preceding pension benefit tables.

15	SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation up to Internal Revenue Service (“IRS”) limitations. Effective January 1, 2007, the provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

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

For February 1, 2014 through December 31, 2014, the Company reduced its matching contribution to the savings plan for salaried and non-union hourly employees to $0.50 for every $1 a participant contributes, with a maximum matching contribution of 5% of base pay during this period. The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $1.6 million in 2014, $2.6 million in 2013 and $2.5 million in 2012. The Company’s liability under the restoration plan was $1.7 million at December 31, 2014 (consisting of 74,190 phantom shares of common stock) and $2.2 million at December 31, 2013 (consisting of 75,726 phantom shares of common stock) and valued at the closing market price on those dates.
The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of the Company’s common stock in 1998 for $0.2 million and 46,671 shares of its common stock in 1997 for $1.0 million, as a partial hedge against the phantom shares held in the restoration plan. There have been no shares purchased since 1997 except for re-invested dividends. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

16	RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS
Rental expense for continuing operations was $3.6 million in 2014, $3.4 million in 2013 and $3.6 million in 2012. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2014, are as follows:

Year	Amount (In Thousands)
2015	$2,379
2016	1,908
2017	1,870
2018	1,787
2019	657
Remainder	1,327
Total	$9,928
Contractual obligations for plant construction and purchases of real property and equipment amounted to $4.9 million at December 31, 2014.

17	INCOME TAXES
Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2014	2013	2012
Income from continuing operations before income taxes:
Domestic	$38,402	$37,380	$35,488
Foreign	7,014	15,552	26,016
Total	$45,416	$52,932	$61,504
Current income taxes:
Federal	$14,568	$15,988	$10,905
State	2,178	1,416	796
Foreign	4,102	4,737	7,372
Total	20,848	22,141	19,073
Deferred income taxes:
Federal	(9,530)	(2,933)	1,212
State	(417)	(852)	163
Foreign	(1,514)	(1,361)	(2,129)
Total	(11,461)	(5,146)	(754)
Total income taxes	$9,387	$16,995	$18,319
The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes from Continuing Operations
	2014	2013	2012
Income tax expense at federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	2.2	0.1	1.1
Tax contingency accruals and tax settlements	2.0	2.0	(0.5)
Non-deductible expenses	0.9	0.6	0.3
Foreign rate differences	(0.1)	(0.7)	(0.6)
Tax incentive	(0.1)	(4.7)	(7.0)
Valuation allowance for foreign operating loss carry-forwards	(0.4)	0.5	(0.1)
Research and development tax credit	(0.6)	(0.4)	—
Domestic Production Activities Deduction	(1.9)	(1.4)	(0.6)
Changes in estimates related to prior year tax provision	(2.3)	(0.6)	(0.5)
Unremitted earnings from foreign operations	(3.8)	0.9	0.6
Valuation allowance for capital loss carry-forwards	(10.2)	0.8	1.9
Other	—	—	0.2
Effective income tax rate for continuing operations	20.7	32.1	29.8
The reduction in income taxes from continuing operations in 2014 in comparison to prior years can be attributed to a pair of distinct tax adjustments. In recent years the Company has been evaluating various tax advantageous methods for executing its overall growth and international expansion strategies. The Company, having been authorized by its management in the fourth quarter of 2014 to proceed, implemented an international tax planning strategy that generated capital gains. These capital gains were offset against previously recorded capital losses on certain investments. Income taxes from continuing operations in 2014 therefore included the recognition of a tax benefit of $4.9 million related to a portion of its capital loss carryforwards that were previously offset by a valuation allowance associated with expected limitations on the utilization of historic capital losses carried over from the previous years. In addition, as previously discussed in Note 1, with the exception of Terphane Ltda., the Company accrues U.S. federal income taxes to the extent required under U.S. GAAP on unremitted earnings from foreign operations. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 included an adjustment of $2.2 million in the fourth quarter, $1.7 million of which is a correction to prior years, to reverse previously accrued deferred tax liabilities accumulated over several years arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. The corresponding prior period changes in the underlying basis of certain foreign subsidiaries primarily occurred before 2010, and the prior period components are not considered material to any period presented.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil was the beneficiary of certain income tax incentives that allowed for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). The current incentives expired at the end of 2014. The Company anticipates that it will qualify for additional incentives that will extend beyond 2014, but future benefits will not be recorded until the amount and extent of these incentives are more fully known. The benefit from the tax incentives was $51,000 (0 cents per share), $2.5 million (8 cents per share) and $4.3 million (13 cents per share) in 2014, 2013 and 2012, respectively.
Deferred tax liabilities and deferred tax assets at December 31, 2014 and 2013, are as follows:

(In Thousands)	2014	2013
Deferred tax liabilities:
Amortization of goodwill and other intangibles	$45,696	$46,738
Depreciation	27,550	29,994
Foreign currency translation gain adjustment	4,233	8,620
Derivative financial instruments	316	432
Total deferred tax liabilities	77,795	85,784
Deferred tax assets:
Pensions	34,214	14,813
Employee benefits	11,597	11,124
Inventory	6,221	2,292
Excess capital losses and book/tax basis differences on investments	3,282	4,316
Tax benefit on state and foreign NOL and credit carryforwards	2,967	1,871
Asset write-offs, divestitures and environmental accruals	1,593	3,734
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	842	600
Allowance for doubtful accounts	479	639
Other	799	1,247
Deferred tax assets before valuation allowance	61,994	40,636
Less: Valuation allowance	14,577	20,019
Total deferred tax assets	47,417	20,617
Net deferred tax liability	$30,378	$65,167
Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$39,255	$70,795
Current deferred tax assets in excess of liabilities	8,877	5,628
Net deferred tax liability	$30,378	$65,167
Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. The Company has estimated gross state and foreign tax credits and net operating loss carryforwards of $3.0 million at December 31, 2014, which primarily expire at different points over the next 5 to 8 years. A valuation allowance of $2.8 million at December 31, 2014 and $1.7 million at December 31, 2013, respectively, is recorded against the tax benefit on state and foreign tax credits and net operating loss carryforwards generated by certain foreign and domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for excess capital losses from investments and other related items was decreased from $16.4 million at December 31, 2013 to $11.4 million at December 31, 2014 due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. Tredegar continues to evaluate opportunities to utilize capital loss carryforwards prior to their expiration at various dates in the future. As circumstances and e vents warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets. The valuation allowance for asset impairments in foreign jurisdictions where the Company believes it is more likely than not that the deferred tax asset will not be realized was $0.4 million at December 31, 2014 and $1.9 million at December 31, 2013.
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2012, is shown below:

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Balance at beginning of period	$2,239	$910	$1,025
Increase (decrease) due to tax positions taken in:
Current period	619	643	432
Prior period	397	686	(21)
Increase (decrease) due to settlements with taxing authorities	—	—	(398)
Reductions due to lapse of statute of limitations	—	—	(128)
Balance at end of period	$3,255	$2,239	$910
Additional information related to unrecognized uncertain tax positions since January 1, 2012 is summarized below:

	Years Ended December 31,
(In Thousands)	2014	2013	2012
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,255	$2,239	$910
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(726)	(540)	(212)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	2,529	1,699	698
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $150, $100 and $(300) reflected in income tax expense in the income statement in 2014, 2013 and 2012, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	310	156	60
Related deferred income tax assets recognized on interest and penalties	(116)	(60)	(23)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	194	96	37
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$2,723	$1,795	$735
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2011. The Company anticipates that it is reasonably possible a state income tax audit may settle within the next 12 months, which could result in the recognition of up to approximately $1.4 million of the balance of unrecognized state tax positions.

18	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2014 (as shown in the segment operating profit table in Note 5) totaled $13.8 million ($9.3 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2014 included:

•
A second quarter charge of $10.0 million ($6.8 million after taxes) associated with a one-time, lump sum license payment to the 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint (included in “Other income (expense), net” in the consolidated statements of income; see Note 19 for additional detail on this legal matter);

•
A fourth quarter charge of $0.5 million ($0.3 million after taxes), a third quarter charge of $0.4 million ($0.2 million after taxes), a second quarter charge of $0.6 million ($0.4 million after taxes) and a first quarter charge of $0.8 million ($0.5 million after taxes) in Film Products and a third quarter charge of $31,000 ($18,000 after taxes) in Aluminum Extrusions associated with severance and other employee-related costs associated with restructurings;

•
A fourth quarter charge of $0.7 million ($0.4 million after taxes), a third quarter charge of $75,000 ($46,000 after taxes) and a second quarter charge of $0.2 million ($0.1 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter adjustment of previously accrued severance and other employee-related costs of $0.1 million ($63,000 after taxes) and a third quarter charge of $37,000 ($23,000 after taxes), a second quarter charge of $0.3 million ($0.2 million after taxes) and a first quarter charge of $0.5 million ($0.3 million after taxes) associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes net severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million;

•
A fourth quarter gain of $0.1 million ($73,000 after taxes) related to the sale of a previously shutdown film products manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and

•
A fourth quarter charge of $11,000 ($7,000 after taxes), a third quarter charge of $20,000 ($12,000 after taxes) and a second quarter charge of $24,000 ($15,000 after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.

Results in 2014 include a net unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $2.0 million ($1.0 million after taxes). An unrealized loss on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.8 million ($0.4 million after taxes) was recorded in 2014 as a result of a reduction in the fair value of the investment that is not expected to be temporary. Tredegar also realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on a sale of a portion of this investment property in 2014. See Note 4 for additional information on investments.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2013 (as shown in the segment operating profit table in Note 5) totaled $3.4 million ($2.2 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2013 included:

•
A fourth quarter charge of $1.5 million ($0.9 million after taxes), a third quarter charge of $0.1 million ($62,000 after taxes) and a second quarter charge of $85,000 ($53,000 after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

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

•
A second quarter charge of $90,000 ($54,000 after taxes) and a first quarter charge of $0.1 million ($63,000 after taxes) for integration-related expenses and other non-recurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and

•
A second quarter loss of $91,000 ($91,000 after taxes) related to the sale of previously impaired machinery and equipment at the film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income).

Results in 2013 include an unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $3.4 million ($2.2 million after taxes). An unrealized loss on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.4 million ($0.3 million after taxes) was recorded in 2013 as a result of a reduction in the fair value of the investment that is not expected to be temporary. Tredegar also recorded an unrealized loss on its investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in the second quarter of 2013 as a result of a reduction in the estimated fair value of the Company’s investment that was not expected to be temporary. See Note 4 for additional information on investments.
Film Products closed its manufacturing facility in Red Springs, North Carolina in June 2014. The plant, which was a leased facility, was solely dedicated to producing babycare elastic laminate films for P&G, who has consolidated its North American suppliers for this product. The Red Springs manufacturing facility employed 66 people, and total charges incurred related to the shutdown, which primarily consisted of severance and other employee-related costs, were approximately $0.7 million in 2014 and $0.5 million in 2013.
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

•	A fourth quarter gain of $1.1 million ($0.6 million after taxes) related to the sale of assets associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

•	A second quarter charge of $0.8 million ($0.5 million after taxes) for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia;

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

•
A fourth quarter charge of $0.1 million ($0.1 million after taxes) associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA (included in “Cost of goods sold” in the consolidated statements of income); and

•
A fourth quarter charge of $0.1 million ($49,000 after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Total acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions were $2.0 million in 2012. Acquisition-related expenses of $0.8 million were recorded to “Corporate expenses, net” in the statement of net sales and operating profit by segment in Note 5 during the first and second quarters of 2012, and as noted above, acquisitions-related expenses of $1.2 million were recorded to “Losses associated with plant shutdowns, asset impairments, restructurings and other charges” for Aluminum Extrusions in the statement of net sales and operating profit by segment in Note 5 during the third and fourth quarters of 2012.
Results in 2012 include an unrealized gain from the Company’s investment in kaléo of $16.1 million ($10.2 million after taxes), which is accounted for under the fair value method. An unrealized loss on the Company’s investment in the Harbinger Fund of $1.1 million ($0.7 million after taxes) was recorded in 2012 as a result of a reduction in the fair value of the investment that is not expected to be temporary. See Note 4 for additional information on investments.
Aluminum Extrusions closed its manufacturing facility in Kentland, Indiana in August 2012. The plant, whose core market was residential construction, previously employed 146 people. Charges incurred related to the shutdown were approximately $4.5 million, and included accelerated depreciation on property, plant and equipment of approximately $2.4 million, severance and other employee-related charges of approximately $1.2 million and other shutdown-related costs of approximately $1 million. Other shutdown-related costs are primarily comprised of equipment transfers and plant shutdown charges, partially offset by adjustment for inventories accounted for under the LIFO method. Most of these shutdown charges, which include cash expenditures of approximately $3.5 million, were recognized over a period of 18 months.
Impairment charges were recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on estimates of the proceeds that the Company would receive if and/or when assets are sold. Estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S. GAAP.

19	CONTINGENCIES
Tredegar is involved in various stages of investigation and remediation relating to environmental matters at certain current and former plant locations. Where the Company has determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As efforts continue to maintain compliance with applicable environmental laws and regulations, additional contingencies may be identified. If additional contingencies are identified, the Company’s practice is to determine the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. The Company does not believe that additional costs that could arise from those activities will have a material adverse effect on its financial position. However, those costs could have a material adverse effect on quarterly or annual operating results at that time.
The Company is involved in various other legal actions arising in the normal course of business. After taking into consideration the relevant information, the Company believes that it has sufficiently accrued for probable losses and that the actions will not have a material adverse effect on its financial position. However, the resolution of the actions in a future period could have a material adverse effect on quarterly or annual operating results at that time.
From time to time, the Company enters into transactions with third parties in connection with the sale of assets or businesses in which it agrees to indemnify the buyers or third parties involved in the transaction, or in which the sellers or third parties involved in the transaction agree to indemnify Tredegar, for certain liabilities or risks related to the assets or business. Also, in the ordinary course of its business, the Company may enter into agreements with third parties for the sale of goods or services that may contain indemnification provisions. In the event that an indemnification claim is asserted, liability for indemnification would be subject to an assessment of the underlying facts and circumstances under the terms of the applicable agreement. Further, any indemnification payments may be limited or barred by a monetary cap, a time limitation, or a deductible or basket. For these reasons, Tredegar is unable to estimate the maximum amount of the potential future liability under the indemnity provisions of these agreements. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount is reasonably estimable. The Company discloses contingent liabilities if the probability of loss is reasonably possible and material.
In November 2009, 3M filed a patent infringement complaint in the U.S. District Court for the District of Minnesota (“Minnesota District Court”) against the Company's film products business. The complaint alleged infringement upon elastic film technology patents held by 3M and sought unspecified compensatory and enhanced damages associated with sales of certain elastic film product lines, which include Film Products’ FabriFlex™ and FlexFeel™ family of products.
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
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an anti-dumping duty order on imported PET films from Brazil.  The Company contested the applicability of these anti-dumping duties to the films exported by Terphane, and a request was filed with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the anti-dumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of anti-dumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Purchase Agreement. In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of PET Film filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission.

20	SELECTED QUARTERLY FINANCIAL DATA

Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2014
Sales	$235,213	$236,965	$240,429	$239,219
Gross profit	37,749	38,480	34,582	34,109
Income from continuing operations	8,479	3,752	10,745	13,054
Income (loss) from discontinued operations	—	—	850	—
Net income	$8,479	$3,752	$11,595	$13,054
Earnings (loss) per share:
Basic
Continuing operations	$0.26	$0.12	$0.33	$0.40
Discontinued operations	—	—	0.03	—
Net income	$0.26	$0.12	$0.36	$0.40
Diluted
Continuing operations	$0.26	$0.11	$0.33	$0.40
Discontinued operations	—	—	0.03	—
Net income	$0.26	$0.11	$0.36	$0.40
Shares used to compute earnings (loss) per share:
Basic	32,242	32,312	32,319	32,335
Diluted	32,621	32,641	32,507	32,449
For the year ended December 31, 2013
Sales	$241,526	$243,530	$243,194	$231,096
Gross profit	36,836	37,540	37,253	34,417
Income from continuing operations	9,517	9,590	7,428	9,402
Income (loss) from discontinued operations	(5,240)	(8,300)	(450)	—
Net income (loss)	$4,277	$1,290	$6,978	$9,402
Earnings (loss) per share:
Basic
Continuing operations	$0.30	$0.30	$0.23	$0.29
Discontinued operations	(0.16)	(0.26)	(0.01)	—
Net income (loss)	$0.14	$0.04	$0.22	$0.29
Diluted
Continuing operations	$0.29	$0.29	$0.23	$0.29
Discontinued operations	(0.16)	(0.25)	(0.02)	—
Net income (loss)	$0.13	$0.04	$0.21	$0.29
Shares used to compute earnings (loss) per share:
Basic	32,076	32,187	32,201	32,222
Diluted	32,480	32,635	32,658	32,622

Net income (loss) from continuing operations in the fourth quarter of 2014 includes the reduction in income taxes from continuing operations in 2014 in comparison to the prior year as a result of a pair of distinct tax adjustments. Income taxes in the fourth quarter of 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.8 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. In addition, as previously discussed in Note 1, with the exception of Terphane Ltda., the Company accrues U.S. federal income taxes to the extent required under U.S. GAAP on unremitted earnings from foreign operations. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 included an adjustment of $2.2 million in the fourth quarter, $1.7 million of which is a correction to prior years, to reverse previously accrued deferred tax liabilities accumulated over several years arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. The corresponding prior period changes in the underlying basis of certain foreign subsidiaries primarily occurred before 2010, and the prior period components are not considered material to any period presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	March 2, 2015	By	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

Signature		Title

/s/	Nancy M. Taylor	President, Chief Executive Officer and Director
	(Nancy M. Taylor)	(Principal Executive Officer)

/s/	Kevin A. O’Leary	Vice President, Chief Financial Officer and Treasurer
	(Kevin A. O’Leary)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Controller and Assistant Treasurer
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	R. Gregory Williams	Chairman of the Board of Directors
(R. Gregory Williams)

/s/	William M. Gottwald	Vice Chairman of the Board of Directors
(William M. Gottwald)

/s/	Donald T. Cowles	Director
(Donald T. Cowles)

/s/	John D. Gottwald	Director
(John D. Gottwald)

/s/	George A. Newbill	Director
(George A. Newbill)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	Gregory A. Pratt	Director
(Gregory A. Pratt)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)

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
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar, as of May 24, 2013 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013 and incorporated herein by reference

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 20, 2014, and incorporated herein by reference)

3.3	Articles of Amendment (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

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
Amendment to the Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.6 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2013, and incorporated herein by reference)

*10.6.1
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

*10.19
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

+*10.21	Summary of Director Compensation for Fiscal 2014

10.22
Agreement, dated as of February 19, 2014, by and amoung Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

+21	Subsidiaries of Tredegar

+23.1	Consent of PricewaterhouseCoopers, LLC, Independent Registered Public Accounting Firm

+23.2	Consent of Dixon Hughes Goodman LLP, Independent Auditors

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

+99	kaléo, Inc., separate financial statements and Report of Independent Registered Accounting Firm

+101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith