Form 10-Q
period 2015-03-31
TREDEGAR CORP
filed 2015-05-05
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares of Common Stock, no par value, outstanding as of April 30, 2015: 32,663,883.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$55,155	$50,056
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,610 in 2015 and $2,610 in 2014	122,859	113,341
Income taxes recoverable	—	877
Inventories	73,102	74,308
Deferred income taxes	8,775	8,877
Prepaid expenses and other	8,137	8,283
Total current assets	268,028	255,742
Property, plant and equipment, at cost	763,642	790,622
Less accumulated depreciation	(515,119)	(520,665)
Net property, plant and equipment	248,523	269,957
Goodwill and other intangibles, net	206,680	215,129
Other assets and deferred charges	47,124	47,798
Total assets	$770,355	$788,626
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$97,656	$94,131
Accrued expenses	30,767	32,049
Income taxes payable	5,507	—
Total current liabilities	133,930	126,180
Long-term debt	141,000	137,250
Deferred income taxes	33,287	39,255
Other noncurrent liabilities	113,271	113,912
Total liabilities	421,488	416,597
Commitments and contingencies (Notes 1 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,664,801 at March 31, 2015 and 32,422,082 at December 31, 2014)	27,064	24,364
Common stock held in trust for savings restoration plan	(1,446)	(1,440)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(81,923)	(47,270)
Gain (loss) on derivative financial instruments	(6)	656
Pension and other post-retirement benefit adjustments	(101,059)	(103,581)
Retained earnings	506,237	499,300
Total shareholders’ equity	348,867	372,029
Total liabilities and shareholders’ equity	$770,355	$788,626
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues and other items:
Sales	$234,171	$235,213
Other income (expense), net	108	(94)
	234,279	235,119
Costs and expenses:
Cost of goods sold	189,431	190,694
Freight	7,325	6,770
Selling, general and administrative	17,073	18,319
Research and development	3,885	2,979
Amortization of intangibles	1,083	1,395
Interest expense	885	630
Asset impairments and costs associated with exit and disposal activities, net of adjustments	(52)	1,245
Total	219,630	222,032
Income before income taxes	14,649	13,087
Income taxes	4,779	4,608
Net income	$9,870	$8,479

Earnings per share:
Basic	$0.30	$0.26
Diluted	$0.30	$0.26
Shares used to compute earnings per share:
Basic	32,482	32,242
Diluted	32,628	32,621
Dividends per share	$0.09	$0.07
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$9,870	$8,479
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,609 in 2015 and tax of $125 in 2014)	(34,653)	5,095
Derivative financial instruments adjustment (net of tax benefit of $399 in 2015 and tax of $117 in 2014)	(662)	192
Amortization of prior service costs and net gains or losses (net of tax of $1,462 in 2015 and $997 in 2014)	2,522	1,740
Other comprehensive income (loss)	(32,793)	7,027
Comprehensive income (loss)	$(22,923)	$15,506
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,870	$8,479
Adjustments for noncash items:
Depreciation	8,129	8,751
Amortization of intangibles	1,083	1,395
Deferred income taxes	(2,419)	(2,157)
Accrued pension and post-retirement benefits	3,129	2,252
Loss on asset impairments and divestitures	—	400
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(14,782)	(18,912)
Inventories	(3,334)	304
Income taxes recoverable/payable	6,110	3,502
Prepaid expenses and other	(1,035)	1,360
Accounts payable and accrued expenses	4,251	4,223
Other, net	1,351	445
Net cash provided by operating activities	12,353	10,042
Cash flows from investing activities:
Capital expenditures	(7,817)	(10,153)
Proceeds from the sale of assets and other	504	—
Net cash used in investing activities	(7,313)	(10,153)
Cash flows from financing activities:
Borrowings	34,250	8,000
Debt principal payments and financing costs	(30,578)	(13,000)
Dividends paid	(2,939)	(2,261)
Proceeds from exercise of stock options and other	2,134	(139)
Net cash provided by (used in) financing activities	2,867	(7,400)
Effect of exchange rate changes on cash	(2,808)	121
Increase (decrease) in cash and cash equivalents	5,099	(7,390)
Cash and cash equivalents at beginning of period	50,056	52,617
Cash and cash equivalents at end of period	$55,155	$45,227
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2015	$24,364	$499,300	$(1,440)	$(47,270)	$656	$(103,581)	$372,029
Net income	—	9,870	—	—	—	—	9,870
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,609)	—	—	—	(34,653)	—	—	(34,653)
Derivative financial instruments adjustment (net of tax benefit of $399)	—	—	—	—	(662)	—	(662)
Amortization of prior service costs and net gains or losses (net of tax of $1,462)	—	—	—	—	—	2,522	2,522
Cash dividends declared ($0.09 per share)	—	(2,939)	—	—	—	—	(2,939)
Stock-based compensation expense	900	—	—	—	—	—	900
Issued upon exercise of stock options & other	1,800	—	—	—	—	—	1,800
Tredegar common stock purchased by trust for savings restoration plan	—	6	(6)	—	—	—	—
Balance at March 31, 2015	$27,064	$506,237	$(1,446)	$(81,923)	$(6)	$(101,059)	$348,867
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2015, the consolidated results of operations for the three months ended March 31, 2015 and 2014, the consolidated cash flows for the three months ended March 31, 2015 and 2014, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2015. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2014 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2014 Form 10-K. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

2.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 9, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the first three months of 2015 include:

•	Pretax adjustment of $67,000 to reverse previously accrued severance and other employee-related costs associated with restructurings in Film Products; and

•	Pretax charges of $15,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first three months of 2014 include:

•	Pretax charges of $0.8 million associated with severance and other employee-related costs associated with restructurings in Film Products; and

•
Pretax charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment and other shutdown-related charges of $0.2 million.

Results in the first three months of 2014 include unrealized losses (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company’s investment in the Harbinger Fund of $0.2 million ($0.1 million after taxes) as a result of a reduction in the value of the investment that is not expected to be temporary. See Note 6 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and exit and disposal activities for the three months ended March 31, 2015 is as follows:

(In Thousands)	Severance	Other (a)	Total
Balance at January 1, 2015	$246	$201	$447
Changes in 2014:
Charges	(67)	15	(52)
Cash spent	(179)	(15)	(194)
Balance at March 31, 2015	$—	$201	$201

(a)	Other includes other shutdown-related costs associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

3.	The components of inventories are as follows:

	March 31,	December 31,
(In Thousands)	2015	2014
Finished goods	$15,967	$17,559
Work-in-process	11,195	10,089
Raw materials	25,438	25,227
Stores, supplies and other	20,502	21,433
Total	$73,102	$74,308

4.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In Thousands)	2015	2014
Weighted average shares outstanding used to compute basic earnings per share	32,482	32,242
Incremental dilutive shares attributable to stock options and restricted stock	146	379
Shares used to compute diluted earnings per share	32,628	32,621
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. For the three months ended March 31, 2015 and 2014, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 384,760 and 114,850, respectively.

5.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2015	$(47,270)	$656	$(103,581)	$(150,195)
Other comprehensive income (loss) before reclassifications	(34,653)	(682)	—	(35,335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	2,522	2,542
Net other comprehensive income (loss) - current period	(34,653)	(662)	2,522	(32,793)
Ending balance, March 31, 2015	$(81,923)	$(6)	$(101,059)	$(182,988)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	5,095	169	—	5,264
Amounts reclassified from accumulated other comprehensive income (loss)	—	23	1,740	1,763
Net other comprehensive income (loss) - current period	5,095	192	1,740	7,027
Ending balance, March 31, 2014	$(14,110)	$957	$(70,108)	$(83,261)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2015 are summarized as follows:
:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(48)	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(33)
Income tax expense (benefit)	(13)	Income taxes
Total, net of tax	$(20)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,984)	(a)
Income tax expense (benefit)	(1,462)	Income taxes
Total, net of tax	$(2,522)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 8 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(37)	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	(37)
Income tax expense (benefit)	(14)	Income taxes
Total, net of tax	$(23)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,737)	(a)
Income tax expense (benefit)	(997)	Income taxes
Total, net of tax	$(1,740)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 8 for additional detail).

6.
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

The estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheet) was $39.1 million at March 31, 2015 and December 31, 2014. The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for our ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of the Company’s investment in kaléo will be made in the period during which changes can be quantified.
The Company did not recognize an unrealized gain or loss on its investment in kaléo in the first three months of 2015 and 2014. In the first quarter of 2014, the weighted average cost of capital used to discount cash flow projections was decreased to reflect lower product risk after the U.S. Food and Drug Administration's approval of kaléo's naloxone auto-injector for emergency treatment of known or suspected opioid overdoses and reduced funding risk subsequent to kaléo securing new debt financing, both of which occurred in April 2014. The favorable impact of a lower weighted average cost of capital used to discount cash flow projections in the first quarter of 2014 was offset by adjustments to the amount and timing of the projected receipt of royalty and milestone payments from commercial sales of kaléo's licensed epinephrine auto-injector for treatment of allergic reactions.
The fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at March 31, 2015 and December 31, 2014. At March 31, 2015, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have increased the fair value of the interest in kaléo by approximately $7 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the interest by approximately $5 million.

Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at March 31, 2015 and December 31, 2014 and condensed statement of operations for the three months ended March 31, 2015 and 2014, as reported to the Company by kaléo, are provided below:

(In Thousands)	March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Assets:			Liabilities & Equity:
Cash & short-term investments	$106,922	$117,589
Restricted cash	11,192	14,498	Other current liabilities	$8,808	$8,123
Other current assets	21,540	17,916	Other noncurrent liabilities	1,183	1,247
Property & equipment	10,207	10,824	Long term debt, net of discount	149,471	149,471
Patents	2,708	2,702	Redeemable preferred stock	23,186	22,946
Other long-term assets	2,757	2,857	Equity	(27,322)	(15,401)
Total assets	$155,326	$166,386	Total liabilities & equity	$155,326	$166,386

	Three Months Ended March 31,
	2015	2014
Revenues & Expenses:
Revenues	$4,850	$2,558
Cost of goods sold	(2,330)	—
Expenses and other, net (a)	(14,384)	(8,316)
Income tax benefit (expense)	(4)	2,239
Net income (loss)	$(11,868)	$(3,519)
(a) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, interest expense and other income (expense), net.
The Company’s investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $1.8 million at March 31, 2015 and December 31, 2014, respectively. The carrying value at March 31, 2015 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. The Company recorded unrealized losses of $0.2 million in the first three months of 2014, (none in the first three months of 2015) on its investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of the investment that is not expected to be temporary. There were no withdrawal proceeds in the first three months of 2015 and 2014. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2015. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath Counties, Virginia. The carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $2.6 million at March 31, 2015 and December 31, 2014.

7.
The Company uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, derivative financial instruments utilized by Tredegar are designated as and qualify as cash flow hedges and are recognized in the balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the three month periods ended March 31, 2015 and 2014.

The fair value of derivative instruments recorded on the consolidated balance sheets is based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, the Company enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge the margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $14.0 million (13.0 million pounds of aluminum) at March 31, 2015 and $8.6 million (7.8 million pounds of aluminum) at December 31, 2014.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$2	Accrued expenses	$82
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(1,284)	Accrued expenses	$(318)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$28	Accrued expenses	$7
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(28)	Accrued expenses	$(7)
Net asset (liability)		$(1,282)		$(236)
In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate us for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments (none at March 31, 2015) are associated with the unwinding of aluminum futures contracts that relate to such cancellations.
Film Products utilized future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company used fixed-rate Euro forward contracts with various settlement dates to hedge exchange rate exposure on these obligations. The Company did not have any fixed-rate forward contracts with outstanding notional amounts as of March 31, 2015 and December 31, 2014.
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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2015 and 2014 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 31,
	2015	2014	2015	2014
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(1,094)	$264	$—	$8
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(48)	$(37)	$15	$—
As of March 31, 2015, the Company expects $0.8 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2015 and 2014, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not significant.

8.
The Company sponsors noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and based on plan changes announced in 2006, pay for active plan participants was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two of Tredegar’s U.S. manufacturing facilities, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing future benefits under the plan.

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2015	2014	2015	2014
Service cost	$144	$544	$12	$13
Interest cost	3,312	3,341	84	93
Expected return on plan assets	(4,407)	(4,558)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	4,024	2,814	(40)	(77)
Curtailment charge	—	81	—	—
Net periodic benefit cost	$3,073	$2,222	$56	$29
Pension and other post-retirement liabilities for continuing operations were $103.8 million and $104.8 million at March 31, 2015 and December 31, 2014, respectively ($0.6 million included in “Accrued expenses” at March 31, 2015 and December 31, 2014, with the remainder included in “Other noncurrent liabilities” in the consolidated balance sheets) . The Company’s required contributions are expected to be approximately $2.4 million in 2015. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2014, or $0.3 million.

9.
The Company's business segments are Film Products and Aluminum Extrusions. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance. The following table presents net sales and operating profit by segment for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net Sales
Film Products	$133,201	$149,160
Aluminum Extrusions	93,645	79,283
Total net sales	226,846	228,443
Add back freight	7,325	6,770
Sales as shown in the Consolidated Statements of Income	234,171	235,213
Operating Profit
Film Products:
Ongoing operations	17,617	16,722
Plant shutdowns, asset impairments, restructurings and other	67	(1,245)
Aluminum Extrusions:
Ongoing operations	5,292	4,761
Plant shutdowns, asset impairments, restructurings and other	(15)	—
Total	22,961	20,238
Interest income	89	195
Interest expense	885	630
Stock option-based compensation costs	300	241
Corporate expenses, net	7,216	6,475
Income before income taxes	14,649	13,087
Income taxes	4,779	4,608
Net income	$9,870	$8,479
The following table presents identifiable assets by segment at March 31, 2015 and December 31, 2014:

(In Thousands)	March 31, 2015	December 31, 2014
Film Products	$513,231	$546,210
Aluminum Extrusions	153,359	143,328
Subtotal	666,590	689,538
General corporate	48,610	49,032
Cash and cash equivalents	55,155	50,056
Total	$770,355	$788,626

10.
The effective tax rate for income from continuing operations in the first three months of 2015 was 32.6% compared to 35.2% in the first three months of 2014. The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations for the three months ended March 31, 2015 and 2014 are as follows:

	Percent of Income Before Income Taxes
Three Months Ended March 31,	2015	2014
Income tax expense at federal statutory rate	35.0	35.0
State taxes, net of federal income tax benefit	1.2	2.1
Unremitted earnings from foreign operations	1.0	1.1
Income tax contingency accruals and tax settlements	0.8	1.5
Non-deductible expenses	0.7	0.2
Foreign tax incentives	—	(2.0)
Changes in estimates related to prior year tax provision	(0.2)	0.2
Valuation allowance for foreign operating loss carry-forwards	(0.4)	(0.4)
Foreign rate differences	(1.4)	(1.1)
Valuation allowance for capital loss carry-forwards	(1.6)	0.3
Domestic production activities deduction	(2.5)	(1.6)
Other	—	(0.1)
Effective income tax rate for income from continuing operations	32.6	35.2
In 2014, the Brazilian federal statutory income tax rate was a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings, LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produced a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). These incentives expired at the end of 2014. The Company anticipates that it will qualify for additional incentives that will extend beyond 2014, but the future benefit will not be recorded until the amount and extent of these incentives are more fully known. The benefit from tax incentives was $0.3 million ($0.01 per share) in the first three months of 2014.
In connection with its capacity expansion project in Brazil, the Company has paid certain social taxes associated with the purchase of machinery and equipment and construction of buildings and other long-term assets. Payments of these taxes in Brazil were included in “Net cash used in investing activities” given the nature of the underlying use of cash (e.g. the purchase of property, plant and equipment). The Company can recover tax credits associated with the purchase of machinery and equipment at different points over a period up to 24 months. Once the machinery and equipment was placed into service, the Company started applying these tax credits against various other taxes due in Brazil, with their recovery being reflected as cash received from investing activities, consistent with the classification of the original payments.
Income taxes from continuing operations in 2015 included a partial reversal of a valuation allowance of $0.2 million related to the expected limitations on the utilization of assumed capital losses on certain investments that were recognized in prior years. Income taxes in 2014 included the recognition of an additional valuation allowance of $40,000 related to the expected limitations on the utilization of assumed capital losses on certain investments. The Company has a valuation allowance for excess capital losses from investments and other related items of $11.1 million at March 31, 2015. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to state or non-U.S. income tax examinations by tax authorities for years before 2010.

11.
On March 31, 2015, Tredegar entered into Amendment No. 2 (the “Amendment”) to its $350 million five-year, unsecured revolving credit facility (the “Credit Agreement”) dated as of April 23, 2012. The Amendment removes the negative covenant prohibiting Consolidated Stockholders’ Equity, at any time, to be less than $320,000,000 increased on a cumulative basis at the end of each fiscal quarter of the Borrower, beginning with the fiscal quarter ending March 31, 2012, by an amount equal to 50% of Consolidated Net Income (to the extent positive) for the fiscal quarter then ended.

12.
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

13.
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

14.
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this revised standard are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company is still assessing the impact of this new guidance.

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
In April 2015, the FASB issued new guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that corresponding debt liability, consistent with debt discounts, rather than as a deferred charge (e.g. an asset). The new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires that all prior period balance sheets be adjusted retrospectively, and early adoption is permitted. The Company expects to adopt the guidance by the first quarter of 2016. Deferred debt issuance costs associated with the Company’s Credit Agreement were $1.1 million (included in “Other assets and deferred charges” in the consolidated balance sheet) at March 31, 2015 and December 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve expected levels of revenue, profit, productivity or otherwise perform as expected; acquisitions, including the acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to the Company’s existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; Film Products is highly dependent on sales to one customer — The Procter & Gamble Company (“P&G”) and Film Products may not be able to mitigate the impact of the expected decline in net sales to P&G on operating profit from ongoing operations; growth of Film Products depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the building and construction sector, and are also subject to seasonal slowdowns; Aluminum Extrusions efforts to expand product offerings and broaden its customer base may not be successful; substantial international operations subject Tredegar to risks of doing business in countries outside the U.S., which could adversely affect the business, financial condition and results of operations; future performance is influenced by costs incurred by Tredegar’s operating companies including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2014 Annual Report on Form 10-K (the “2014 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2014 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based.
References herein to “Tredegar,” “the Company,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.
Executive Summary
First-quarter 2015 net income from continuing operations was $9.9 million (30 cents per share) compared with $8.5 million (26 cents per share) in the first quarter of 2014. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 7. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

The following table presents Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In Thousands)	2015	2014
Net Sales
Film Products	$133,201	$149,160
Aluminum Extrusions	93,645	79,283
Total net sales	226,846	228,443
Add back freight	7,325	6,770
Sales as shown in the Consolidated Statements of Income	234,171	235,213
Operating Profit
Film Products:
Ongoing operations	17,617	16,722
Plant shutdowns, asset impairments, restructurings and other	67	(1,245)
Aluminum Extrusions:
Ongoing operations	5,292	4,761
Plant shutdowns, asset impairments, restructurings and other	(15)	—
Total	22,961	20,238
Interest income	89	195
Interest expense	885	630
Stock option-based compensation costs	300	241
Corporate expenses, net	7,216	6,475
Income before income taxes	14,649	13,087
Income taxes	4,779	4,608
Net income	$9,870	$8,479
Film Products
A summary of operating results from ongoing operations for Film Products is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
	March 31,
(In Thousands, Except Percentages)	2015	2014
Sales volume (pounds)	62,703	62,623	0.1%
Net sales	$133,201	$149,160	(10.7)%
Operating profit from ongoing operations	$17,617	$16,722	5.4%
First-Quarter Results Versus Prior Year First Quarter
Net sales (sales less freight) in the first quarter of 2015 decreased in comparison to the same period in the prior year due to the negative impact of the change in the U.S. dollar value of currencies for operations outside the U.S., a decrease in average selling prices and an unfavorable change in product mix. Volumes were relatively flat compared to the prior year despite the loss of business related to certain babycare elastic laminate films sold in North America. Changes in product mix reduced net sales by approximately $4.1 million as the impact of previously noted lost volumes (approximately $8.1 million) was partially offset by higher volumes in flexible packaging films. The estimated reductions in average selling prices of approximately $4.7 million can be primarily attributed to the unfavorable impact of the contractual pass-through of lower average resin prices and competitive pricing pressures. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact on current year net sales of approximately $7.2 million.

Operating profit from ongoing operations in the first quarter of 2015 increased by $0.9 million in comparison to the first quarter of 2014. Higher volumes in flexible packaging films and a more favorable mix in surface protection films increased operating profit from ongoing operations by approximately $1.6 million. Manufacturing expenses decreased by approximately $0.5 million as lower costs in personal care materials and surface protection films were partially offset by higher manufacturing expenses in flexible packaging films as challenging market conditions had an unfavorable impact on capacity utilization in Brazil. The absorption of manufacturing overhead in flexible packaging films is expected to improve with anticipated volume growth in the second half of the year. Competitive pricing pressures in flexible packaging and polyethylene overwrap films had an estimated unfavorable impact of approximately $1.5 million in the first quarter of 2015 compared to the first quarter of 2014. The previously noted loss of volumes for certain babycare elastic laminate films sold in North America reduced operating profit from ongoing operations by approximately $1.2 million. Higher research and development costs and other strategic investments within Film Products increased costs by approximately $1.0 million in the first quarter of 2015 compared to the first quarter of 2014. The remaining increase in selling, general and administrative expenses of approximately $1.2 million was primarily related to the timing of certain costs and higher employee medical benefit expenses.
The change in the dollar value of currencies for operations outside the U.S. had a favorable impact on operating profit from ongoing operations of approximately $1.6 million in the first quarter of 2015 compared to the same period in the prior year. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was a positive $1.9 million in the first quarter of 2015 and a negative $0.3 million in the first quarter of 2014.
Capital expenditures in Film Products were $5.0 million in the first three months of 2015 compared to $8.1 million in the first three months of 2014. Capital expenditures for the first three months of 2014 include approximately $5.4 million to expand capacity at the Company’s manufacturing facility in Cabo de Santo Agostinho, Brazil. The additional capacity from this project became available for commercial production at the end of the third quarter of 2014, and production volumes began to ramp-up in the fourth quarter of 2014. Film Products currently estimates that capital expenditures in 2015 will total approximately $30 million, including approximately $12 million for routine capital expenditures required to support operations. Depreciation expense was $6.0 million in the first three months of 2015 and $6.8 million in the first three months of 2014. Depreciation expense is projected to be approximately $26 million in 2015. Amortization expense was $0.8 million in the first three months of 2015 and $0.9 million in the first three months of 2014, and is projected to be approximately $4 million in 2015.
Outlook
Film Products and P&G continue to have a successful long-term relationship and P&G remains an important customer. While Film Products continues to have a number of commercial initiatives underway with P&G, as a result of various product transitions by P&G over the next two years, Film Products expects annual net sales to P&G to decline in the range of $25-$35 million by 2016, excluding the previously disclosed impact of the loss of certain babycare elastic laminate volumes with P&G (and also excluding any impact to net sales from fluctuations in resin prices and foreign currency exchange rates). During this period, Film Products expects to mitigate the impact of the decline in net sales to P&G on its operating profit from ongoing operations through sales growth with other current and new Film Products customers combined with cost and productivity initiatives. While Film Products may experience quarter-to-quarter volatility in operating results during this period, management does not anticipate that the expected decline in net sales to P&G will have an adverse impact on previously announced 2016 performance targets for volume, adjusted EBITDA margins and return on invested capital.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
	March 31,
(In Thousands, Except Percentages)	2015	2014
Sales volume (pounds)	39,454	36,648	7.7%
Net sales	$93,645	$79,283	18.1%
Operating profit from ongoing operations	$5,292	$4,761	11.2%
First-Quarter Results Versus Prior Year First Quarter
Net sales in the first quarter of 2015 increased in comparison to the first quarter of 2014 primarily due to higher sales volumes and an increase in average selling prices. Higher sales volumes, primarily in the nonresidential building and construction and automotive markets, had a favorable impact of approximately $7.9 million in the first quarter of 2015. The increase in nonresidential building and construction volumes was consistent with market growth for the period. Higher average selling prices, which had a positive impact on net sales of approximately $6.5 million, can be primarily attributed to an increase in average aluminum costs and inflationary price increases.
Operating profit from ongoing operations increased by $0.5 million in the first quarter of 2015 compared to the first quarter of 2014. Higher sales volumes had a favorable impact of approximately $1.7 million in comparison to the prior year. Higher sales volumes were partially offset by an increase in manufacturing expenses of approximately $1.6 million. Higher production costs in the first quarter of 2015 compared to the first quarter of 2014 were primarily related to manufacturing inefficiencies resulting from efforts to meet increased demand and changes in product mix and the timing of certain charges. There were also construction-related expenses associated with the project to expand and upgrade anodizing capacity of approximately $0.4 million in the first quarter of 2015. Construction-related expenses associated with the upgraded anodizing line are expected to be approximately $0.6 million in the second quarter of 2015. Unanticipated utility, distribution and manufacturing costs as a result of adverse weather conditions had an estimated unfavorable impact of approximately $0.2 million in the first quarter of 2015 compared to approximately $1.2 million in the first quarter of 2014.
Capital expenditures for Aluminum Extrusions were $2.8 million in the first three months of 2015 compared to $2.0 million in the first three months of 2014. Capital expenditures are projected to be approximately $10 million in 2015, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $2.1 million in the first three months of 2015 compared to $1.9 million in the first three months of 2014, and is projected to be approximately $9 million in 2015. Amortization expense was $0.3 million in the first three months of 2015 and $0.5 million in the first three months of 2014, and is projected to be approximately $1 million in 2015.
Corporate Expenses, Interest and Taxes
Pension expense was $3.1 million in the first three months of 2015, an unfavorable change of $0.9 million from the first three months of 2014. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net increased in 2015 versus 2014 primarily due to the previously noted higher pension expense and higher stock-based employee benefit costs, partially offset by the timing of certain non-recurring corporate expenditures. In 2014, corporate expenses, net included costs of $0.9 million related to responding to a Schedule 13D filed with the SEC by certain shareholders.
Interest expense was $0.9 million in the first three months of 2015 in comparison to $0.6 million in the first three months of 2014 as a result of higher average debt balances.
The effective tax rate used to compute income taxes from continuing operations was 32.6% in the first three months of 2015 compared to 35.2% in the first three months of 2014. Income taxes from continuing operations in the first three months of 2015 reflect adjustments for certain permanent tax differences and valuation allowances associated with expected limitations on the utilization of assumed capital losses. Income taxes from continuing operations in the first three months of 2014 were relatively consistent with the federal statutory rate as a result of various mitigating factors. Significant differences between the estimated effective tax rate for income from continuing operations and the U.S. federal statutory rate for 2015 and 2014 are provided in the table provided in Note 10 on page 15.
Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 23.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles (“U.S. GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2014 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2014, there have been no changes in these policies that have had a material impact on results of operations or financial position.
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
In April 2015, the FASB issued new guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that corresponding debt liability, consistent with debt discounts, rather than as a deferred charge (e.g. an asset). The new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires that all prior period balance sheets be adjusted retrospectively, and early adoption is permitted. The Company expects to adopt the guidance by the first quarter of 2016. Deferred debt issuance costs associated with the Company’s Credit Agreement were $1.1 million (included in “Other assets and deferred charges” in the consolidated balance sheet) at March 31, 2015 and December 31, 2014.
Results of Operations
First Three Months of 2015 Compared with First Three Months of 2014
Overall, sales in the first three months of 2015 decreased by 0.4% compared with the first three months of 2014. Net sales decreased 10.7% in Film Products primarily due to the negative impact of the change in the U.S. dollar value of currencies for operations outside the U.S., a decrease in average selling prices and an unfavorable change in product mix. Net sales increased 18.1% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average selling prices driven by various factors, primarily including higher average aluminum costs and inflationary price increases. For more information on net sales and volume, see the executive summary beginning on page 18.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was consistent at 16.0% in the first three months of 2015 and 2014. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in the first three months of 2015 compared to the first three months of 2014. As previously noted, most of the impact of higher pension expense is not allocated to Film Products and Aluminum Extrusions. The gross profit margin in Film Products increased due to lower manufacturing costs in surface protection films and personal care materials, benefits from the estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs and favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S., partially offset by competitive pricing pressures. The gross profit margin in Aluminum Extrusions was relatively flat primarily as a result of improved volumes, offset by higher manufacturing costs.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.9% in the first three months of 2015, which was slightly lower than 9.1% in the first three months of last year.

Plant shutdowns, asset impairments, restructurings and other items in the first three months of 2015 shown in the segment operating profit table on page 19 include:

•	Pretax adjustment of $67,000 to reverse previously accrued severance and other employee-related costs associated with restructurings in Film Products; and

•	Pretax charges of $15,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other items in the first three months of 2014 shown in the segment operating profit table on page 23 include:

•	Pretax charges of $0.8 million associated with severance and other employee-related costs associated with restructurings in Film Products; and

•
Pretax charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment and other shutdown-related charges of $0.2 million.

Results include an unrealized loss on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.2 million ($0.1 million after taxes) in the first three months of 2014 (none in the first three months of 2015) as a result of a reduction in the value of our investment that is not expected to be temporary. See Note 6 beginning on page 10 for additional information on investments.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.2 million in the first three months of 2015 and 2014, respectively. Interest expense increased from $0.6 million in the first three months of 2014 to $0.9 million in the first three months of 2015 as a result of higher average debt balances. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2015	2014
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$140.6	$135.8
Average interest rate	2.0%	1.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$140.6	$135.8
Average interest rate	2.0%	1.9%
The effective tax rate used to compute income taxes from continuing operations in the first three months of 2015 was 32.6% compared to 35.2% in the first three months of 2014. Income taxes from continuing operations in the first three months of 2015 reflect adjustments for certain permanent tax differences and valuation allowances associated with expected limitations on the utilization of assumed capital losses. Income taxes from continuing operations in the first three months of 2014 was relatively consistent with the federal statutory rate as a result of various mitigating factors. The significant differences between the U.S. federal statutory rate and the effective tax rate for income from continuing operations for the first three months is shown in the table provided in Note 10 on page 15.

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2014 to March 31, 2015 are summarized as follows:

•	Accounts and other receivables increased $9.5 million (8.4%).

•
Accounts receivable in Film Products increased by $1.1 million primarily due to the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.1 days for the twelve months ended March 31, 2015 and 46.2 days for the 12 months ended December 31, 2014.

•
Accounts receivable in Aluminum Extrusions increased by $7.7 million primarily due to the timing of shipments and cash receipts. DSO was approximately 46.0 days for the 12 months ended March 31, 2015 and 45.3 days for the 12 months ended December 31, 2014.

•	Inventories decreased $1.2 million (1.6%).

•
Inventories in Film Products decreased by approximately $2.1 million primarily due to the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 53.3 days for the 12 months ended March 31, 2015 and 52.0 days for the 12 months ended December 31, 2014.

•
Inventories in Aluminum Extrusions increased by $0.9 million due to additional inventories required to support recent capacity expansions. DIO was approximately 25.2 days for the 12 months ended March 31, 2015 and 24.1 days for the 12 months ended December 31, 2014.

•
Net property, plant and equipment decreased $21.4 million (7.9%) primarily due to depreciation expenses of $8.1 million and a change in the value of the U.S. Dollar relative to foreign currencies ($21.7 million decrease), partially offset by capital expenditures of $7.8 million and accrued additions of $0.6 million.

•	Accounts payable increased $3.5 million (3.7%).

•
Accounts payable in Film Products increased $2.6 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 36.9 days for the 12 months ended March 31, 2015 and 36.0 days for the 12 months ended December 31, 2014.

•
Accounts payable in Aluminum Extrusions increased by $1.0 million primarily due to the normal volatility associated with the timing of payments. DPO was approximately 49.1 days for the 12 months ended March 31, 2015 and 48.0 days for the 12 months ended December 31, 2014.

•	Accrued expenses decreased by $1.3 million (4.0%) primarily due to lower accruals for performance incentive costs and timing differences associated with various miscellaneous accruals.

•	Income taxes receivable became an income tax payable balance of $5.5 million primarily due to the timing of payments.
Cash provided by operating activities was $12.4 million in the first three months of 2015 compared with $10.0 million in the first three months of 2014. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $7.3 million in the first three months of 2015 compared with $10.2 million in the first three months of 2014. Cash used in investing activities in 2015 primarily represents capital expenditures of $7.8 million.
Cash provided by financing activities was $2.9 million in the first three months of 2015 and was primarily related to net borrowings of $3.75 million and proceeds from the exercise of stock options of $2.1 million, partially offset by the payment of regular quarterly dividends of $2.9 million (9 cents per share). Cash used in financing activities was $7.4 million in the first three months of 2014 and was primarily related to net debt repayments of $5.0 million and the payment of regular quarterly dividends of $2.3 million (7 cents per share).
Further information on cash flows for the three months ended March 31, 2015 and 2014 is provided in the consolidated statements of cash flows on page 5.

The Company has in place a five-year, unsecured revolving credit facility that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of March 31, 2015 were as follows:

Net Capitalization and Indebtedness as of March 31, 2015
(In Thousands)
Net capitalization:
Cash and cash equivalents	$55,155
Debt:
$350 million revolving credit agreement maturing April 23, 2017	141,000
Other debt	—
Total debt	141,000
Debt, net of cash and cash equivalents	85,845
Shareholders’ equity	348,867
Net capitalization	$434,712
Indebtedness as defined in revolving credit agreement:
Total debt	$141,000
Face value of letters of credit	2,884
Other	241
Indebtedness	$144,125
The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25
At March 31, 2015, the interest rate on debt under the revolving credit facility existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $154 million was available to borrow at March 31, 2015 based upon the most restrictive covenants.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants As of and for the Twelve Months Ended March 31, 2015 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2015:
Net income	$38,270
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	9,558
Interest expense	2,968
Depreciation and amortization expense for continuing operations	39,884
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	10,593
Charges related to stock option grants and awards accounted for under the fair value-based method	1,331
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	(850)
Total income tax benefits for continuing operations	—
Interest income	(482)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(2,000)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	99,272
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(39,884)
Adjusted EBIT as defined in revolving credit agreement	$59,388
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2015:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.45x
Interest coverage ratio (adjusted EBIT-to-interest expense)	20.01x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$148,474
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x
As of March 31, 2015, Tredegar was in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

At March 31, 2015, the Company had cash and cash equivalents of $55.2 million, including funds held in locations outside the U.S. of $41.0 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of Film Products). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities at March 31, 2015 and December 31, 2014 associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

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
Polyester resins, MEG and PTA used in flexible packaging films produced in Brazil are primarily purchased domestically, with other sources available mostly from Asia and the U.S. Given the nature of these products as commodities, pricing is derived from Asian pricing indexes. The volatility of the average quarterly prices for polyester fibers in Asia, which is representative of polyester resin (a primary raw material for polyester film products) pricing trends, is shown in the chart below:

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

Source: Quarterly averages computed using daily Midwest average prices provided by Platts.
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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2015 and 2014 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2015		2014
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	10	1	13
Latin America	—	10	—	10
Asia	8	3	7	4
Total	14%	23%	13%	27%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
The Company attempts to match the pricing and cost of polyethylene and polypropylene resin-based products in the same currency and generally views the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Foreign currency exposure on income from foreign operations relates to the Euro, the Brazilian Real, the Chinese Yuan, the Hungarian Forint and the Indian Rupee.
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
The Company estimates that the change in value of foreign currencies relative to the U.S. Dollar had a favorable impact on operating profit from ongoing operations of approximately $1.6 million in the three months of 2015 compared with the first three months of 2014 and approximately $1.7 million in the first three months of 2014 compared with the first three months of 2013.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since the filing the 2014 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

4.2
Amendment No. 2 to Credit Agreement, dated March 31, 2015, among Tredegar Corporation, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on April 2, 2015, and incorporated by reference)

10.1
Form of Notice of Stock Unit Award and Stock Unit Award and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2015, and incorporated by reference)

10.2	Form of Notice of Stock Award and Stock Award and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2015, and incorporated by reference)
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

Tredegar Corporation
(Registrant)

Date:	May 5, 2015	/s/ Nancy M. Taylor
Nancy M. Taylor
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2015	/s/ Kevin A. O’Leary
Kevin A. O’Leary
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 5, 2015	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Controller and Assistant Treasurer
(Principal Accounting Officer)