Form 10-Q
period 2015-09-30
TREDEGAR CORP
filed 2015-11-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares of Common Stock, no par value, outstanding as of November 4, 2015: 32,679,712.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$46,609	$50,056
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $2,922 in 2015 and $2,610 in 2014	108,030	113,341
Income taxes recoverable	366	877
Inventories	65,511	74,308
Deferred income taxes	8,120	8,877
Prepaid expenses and other	7,265	8,283
Total current assets	235,901	255,742
Property, plant and equipment, at cost	750,066	790,622
Less accumulated depreciation	(521,931)	(520,665)
Net property, plant and equipment	228,135	269,957
Goodwill and other intangibles, net	153,816	215,129
Other assets and deferred charges	46,502	47,798
Total assets	$664,354	$788,626
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,464	$94,131
Accrued expenses	35,093	32,049
Total current liabilities	112,557	126,180
Long-term debt	134,000	137,250
Deferred income taxes	27,259	39,255
Other noncurrent liabilities	108,788	113,912
Total liabilities	382,604	416,597
Commitments and contingencies (Notes 1 and 15)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,673,712 at September 30, 2015 and 32,422,082 at December 31, 2014)	29,297	24,364
Common stock held in trust for savings restoration plan (67,155 shares at September 30, 2015 and 66,255 shares at December 31, 2014)	(1,459)	(1,440)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(111,892)	(47,270)
Gain (loss) on derivative financial instruments	(1,140)	656
Pension and other post-retirement benefit adjustments	(95,986)	(103,581)
Retained earnings	462,930	499,300
Total shareholders’ equity	281,750	372,029
Total liabilities and shareholders’ equity	$664,354	$788,626
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues and other items:
Sales	$223,772	$240,429	$679,188	$712,607
Other income (expense), net	147	3,912	379	(6,318)
	223,919	244,341	679,567	706,289
Costs and expenses:
Cost of goods sold	182,442	198,121	555,627	580,899
Freight	7,862	7,726	22,930	20,897
Selling, general and administrative	14,709	16,902	53,680	51,733
Research and development	3,774	3,012	11,926	9,003
Amortization of intangibles	990	1,415	3,113	4,237
Interest expense	901	590	2,679	1,751
Asset impairments and costs associated with exit and disposal activities, net of adjustments	2,117	461	2,342	2,652
Goodwill impairment charge	44,465	—	44,465	—
Total	257,260	228,227	696,762	671,172
Income (loss) from continuing operations before income taxes	(33,341)	16,114	(17,195)	35,117
Income taxes from continuing operations	3,382	5,369	9,064	12,141
Income (loss) from continuing operations	(36,723)	10,745	(26,259)	22,976
Income (loss) from discontinued operations, net of tax	—	850	—	850
Net income (loss)	$(36,723)	$11,595	$(26,259)	$23,826

Earnings (loss) per share:
Basic
Continuing operations	$(1.13)	$0.33	$(0.81)	$0.71
Discontinued operations	—	0.03	—	0.03
Net income (loss)	$(1.13)	$0.36	$(0.81)	$0.74
Diluted
Continuing operations	$(1.13)	$0.33	$(0.81)	$0.70
Discontinued operations	—	0.03	—	0.03
Net income (loss)	$(1.13)	$0.36	$(0.81)	$0.73
Shares used to compute earnings (loss) per share:
Basic	32,605	32,319	32,566	32,291
Diluted	32,605	32,507	32,566	32,589
Dividends per share	$0.11	$0.09	$0.31	$0.25
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Net income (loss)	$(36,723)	$11,595
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $122 in 2015 and tax benefit of $2,560 in 2014)	(35,526)	(19,880)
Derivative financial instruments adjustment (net of tax benefit of $92 in 2015 and tax benefit of $31 in 2014)	(155)	(56)
Amortization of prior service costs and net gains or losses (net of tax of $1,478 in 2015 and $842 in 2014)	2,550	1,469
Other comprehensive income (loss)	(33,131)	(18,467)
Comprehensive income (loss)	$(69,854)	$(6,872)

	Nine Months Ended September 30,
	2015	2014
Net income (loss)	$(26,259)	$23,826
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,506 in 2015 and tax benefit of $2,310 in 2014)	(64,622)	(10,640)
Derivative financial instruments adjustment (net of tax benefit of $1,082 in 2015 and tax of $136 in 2014)	(1,796)	217
Amortization of prior service costs and net gains or losses (net of tax of $4,402 in 2015 and $2,836 in 2014)	7,595	4,949
Other comprehensive income (loss)	(58,823)	(5,474)
Comprehensive income (loss)	$(85,082)	$18,352
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(26,259)	$23,826
Adjustments for noncash items:
Depreciation	23,932	26,571
Amortization of intangibles	3,113	4,237
Goodwill impairment charge	44,465	—
Deferred income taxes	(7,526)	(4,063)
Accrued pension and post-retirement benefits	9,358	5,265
Loss on investment accounted for under the fair value method	—	(2,900)
Loss on asset impairments and divestitures	319	993
Net gain on disposal of assets	(11)	(919)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(4,725)	(22,274)
Inventories	1,205	(1,885)
Income taxes recoverable/payable	184	(1,993)
Prepaid expenses and other	(1,141)	535
Accounts payable and accrued expenses	(9,028)	7,940
Other, net	(544)	1,898
Net cash provided by operating activities	33,342	37,231
Cash flows from investing activities:
Capital expenditures	(23,382)	(32,587)
Proceeds from the sale of assets and other	949	5,053
Net cash used in investing activities	(22,433)	(27,534)
Cash flows from financing activities:
Borrowings	88,000	67,250
Debt principal payments and financing costs	(91,328)	(67,528)
Dividends paid	(10,130)	(8,090)
Proceeds from exercise of stock options and other	2,794	(106)
Net cash used in financing activities	(10,664)	(8,474)
Effect of exchange rate changes on cash	(3,692)	(1,910)
Increase (decrease) in cash and cash equivalents	(3,447)	(687)
Cash and cash equivalents at beginning of period	50,056	52,617
Cash and cash equivalents at end of period	$46,609	$51,930
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2015	$24,364	$499,300	$(1,440)	$(47,270)	$656	$(103,581)	$372,029
Net income	—	(26,259)	—	—	—	—	(26,259)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,506)	—	—	—	(64,622)	—	—	(64,622)
Derivative financial instruments adjustment (net of tax benefit of $1,082)	—	—	—	—	(1,796)	—	(1,796)
Amortization of prior service costs and net gains or losses (net of tax of $4,402)	—	—	—	—	—	7,595	7,595
Cash dividends declared ($0.31 per share)	—	(10,130)	—	—	—	—	(10,130)
Stock-based compensation expense	3,244	—	—	—	—	—	3,244
Issued upon exercise of stock options & other	1,689	—	—	—	—	—	1,689
Tredegar common stock purchased by trust for savings restoration plan	—	19	(19)	—	—	—	—
Balance at September 30, 2015	$29,297	$462,930	$(1,459)	$(111,892)	$(1,140)	$(95,986)	$281,750
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2015, the consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, the consolidated cash flows for the nine months ended September 30, 2015 and 2014, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2015. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2014 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2014 Form 10-K. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

2.
On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for approximately $25.0 million. All historical results for this business have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. Accruals for indemnifications under the purchase agreement related to environmental matters were adjusted in the third quarter and first nine months of 2014, resulting in income from discontinued operations of $0.9 million ($0.9 million after taxes) for both periods (none in the third quarter and the first nine months of 2015, respectively).

3.
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or at a minimum, on an annual basis (December 1st of each year). Goodwill is assessed for impairment at the reporting unit level, and Tredegar’s reporting units are PE Films, PET Films and AACOA. The Company estimates the fair value of its reporting units using discounted cash flow analysis and comparative enterprise value-to-EBIDTA multiples. The operations of PET Films, which is also referred to as Flexible Packaging Films or Terphane, continue to be adversely impacted by competitive pressures that are primarily related to ongoing unfavorable economic conditions in its primary market of Brazil and excess global capacity in the industry. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Terphane in Brazil. While recent favorable anti-dumping rulings have been issued against China, Egypt and India, authorities in Brazil have initiated new investigations of dumping against Peru and Bahrain. In light of market trends, increased economic uncertainty and continued dumping activity in Brazil, the Company reassessed its projections for the timing and extent of a market recovery for Terphane in the third quarter of 2015.

The Company’s assessment of future prospects and timing of a recovery under these conditions indicate that its current enterprise value is less than approximately $120 million (PET Films’ net assets excluding goodwill), the minimum value needed to have avoided a full write-off of its goodwill. Accordingly, a goodwill impairment charge of $44.5 million ($44.5 million after taxes) was recognized in PET Films in the third quarter of 2015. This impairment charge represents the entire amount of goodwill associated with the PET Films reporting unit. The goodwill of PE Films and AACOA will be tested for impairment at the annual testing date unless there is an indicator of impairment identified at an earlier date.

4.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 11, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2015 include:

•
Pretax charges of $1.2 million associated with the consolidation of domestic polyethylene (“PE”) films manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.3 million, accelerated depreciation of $0.2 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($46,000 is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.9 million for severance and other employee-related costs associated with restructurings in PE Films ($0.9 million), Aluminum Extrusions ($35,000) and Corporate ($26,000; included in “Corporate expenses, net” in the statement of net sales and operating profit by segment included in Note 11); and

•	Pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2015 include:

•
Pretax charges of $3.9 million (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment included in Note 11) for severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers;

•
Pretax charges of $1.2 million associated with the consolidation of domestic PE films manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.3 million, accelerated depreciation of $0.2 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($46,000 is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charge of $1.1 million for severance and other employee-related costs associated with restructurings in PE Films ($0.9 million), Flexible Packaging Films ($0.2 million), Aluminum Extrusions ($35,000) and Corporate ($26,000; included in “Corporate expenses, net” in the statement of net sales and operating profit by segment included in Note 11);

•	Pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2014 include:

•
Pretax charges of $0.4 million associated with severance and other employee-related costs associated with restructurings in Flexible Packaging Films ($0.3 million), PE Films ($0.1 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $75,000 related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $37,000 associated with the shutdown of the PE films manufacturing facility in Red Springs, North Carolina; and

•	Pretax charges of $20,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2014 include:

•
Pretax charge of $10 million associated with a one-time, lump sum license payment to 3M after the Company settled all litigation issues associated with a patent infringement complaint (see Note 15 for additional detail on this legal matter);

•
Pretax charges of $1.8 million associated with severance and other employee-related costs associated with restructurings in PE Films ($1.5 million), Flexible Packaging Films ($0.3 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $0.8 million associated with the shutdown of the PE films manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.5 million and asset impairment and other shutdown-related charges of $0.3 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $43,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the third quarter and first nine months of 2014 include unrealized gains on the Company’s investment in kaleo, Inc (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $4.0 million ($2.5 million after taxes) and $2.9 million ($1.8 million after taxes), respectively. Unrealized losses (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”), which is accounted for under the cost method, of $0.2 million ($0.1 million after taxes) and $0.8 million ($0.5 million after taxes) in the third quarter and first nine months of 2014, respectively, as a result of a reduction in the value of the investment that is not expected to be temporary. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on the sale of a portion of its investment property in Alleghany and Bath counties in Virginia in the second quarter of 2014. See Note 8 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the nine months ended September 30, 2015 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2015	$246	$—	$201	$447
Changes in 2015:
Charges	1,451	319	572	2,342
Cash spent	(558)	—	(365)	(923)
Charges against assets	—	(319)	—	(319)
Balance at September 30, 2015	$1,139	$—	$408	$1,547

(a)
Other includes other facility consolidation-related costs associated with the consolidation of North American PE Films manufacturing facilities and other shutdown-related costs associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

In July 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring the operations in its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. Given PE Films’ focus on maintaining product quality and customer satisfaction, the Company anticipates that these activities will require 21-24 months to execute.

The Company expects to recognize costs associated with the exit and disposal activities of approximately $4-5 million over a 21-24 month period. Estimated exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $2-3 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility.

Total estimated cash expenditures of $13-14 million over a 21-24 month period include the following:

•	Cash outlays associated with previously discussed exit and disposal expenses of approximately $4 million;

•	Capital expenditures associated with equipment upgrades at other film products manufacturing facilities in the United States of approximately $8 million;

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility; and

•	Additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines.

5.	The components of inventories are as follows:

	September 30,	December 31,
(In Thousands)	2015	2014
Finished goods	$12,950	$17,559
Work-in-process	9,291	10,089
Raw materials	22,070	25,227
Stores, supplies and other	21,200	21,433
Total	$65,511	$74,308

6.
Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2015	2014	2015	2014
Weighted average shares outstanding used to compute basic earnings per share	32,605	32,319	32,566	32,291
Incremental dilutive shares attributable to stock options and restricted stock	—	188	—	298
Shares used to compute diluted earnings per share	32,605	32,507	32,566	32,589
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss from continuing operations for the three and nine months ended September 30, 2015, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations for the three and nine months ended September 30, 2015, average out-of-the-money options to purchase shares that would have been excluded from the calculation of incremental shares attributable to stock options and restricted stock were 735,248 and 482,568, respectively. For the three and nine months ended September 30, 2014, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 343,656 and 228,533, respectively.

7.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2015:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2015	$(47,270)	$656	$(103,581)	$(150,195)
Other comprehensive income (loss) before reclassifications	(64,622)	(2,930)	—	(67,552)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,134	7,595	8,729
Net other comprehensive income (loss) - current period	(64,622)	(1,796)	7,595	(58,823)
Ending balance, September 30, 2015	$(111,892)	$(1,140)	$(95,986)	$(209,018)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	(10,640)	433	—	(10,207)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(216)	4,949	4,733
Net other comprehensive income (loss) - current period	(10,640)	217	4,949	(5,474)
Ending balance, September 30, 2014	$(29,845)	$982	$(66,899)	$(95,762)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2015 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,338)	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(1,323)
Income tax expense (benefit)	(498)	Income taxes
Total, net of tax	$(825)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(4,028)	(a)
Income tax expense (benefit)	(1,478)	Income taxes
Total, net of tax	$(2,550)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2015 are summarized as follows:
:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,867)	Cost of sales
Foreign currency forward contracts, before taxes	46	Cost of sales
Total, before taxes	(1,821)
Income tax expense (benefit)	(687)	Income taxes
Total, net of tax	$(1,134)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(11,997)	(a)
Income tax expense (benefit)	(4,402)	Income taxes
Total, net of tax	$(7,595)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 10 for additional detail).

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

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2014 are summarized as follows:

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

The estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheet) was $39.1 million at September 30, 2015 and December 31, 2014, respectively. In 2009, kaléo licensed exclusive rights to sanofi-aventis U.S. LLC (Sanofi) to commercialize an epinephrine auto-injector in the U.S. and Canada.  Sanofi began manufacturing and distributing the epinephrine auto-injector, under the names Auvi-Q® in the U.S. and Allerject® in Canada, in 2013.  Sanofi announced on October 28, 2015 a voluntary recall of all Auvi-Q and Allerject epinephrine injectors currently on the market.  The adverse impact that this recall will have on the estimated fair value of the Company’s investment in kaléo is unknown at this time.
The fair value estimates are based upon significant unobservable (Level 3) inputs since there is no secondary market for the Company’s ownership interest. Accordingly, until the next round of financing or other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, corresponding cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of the Company’s investment in kaléo will be made in the period during which changes can be quantified.
The Company recognized an unrealized gain on its investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $4.0 million and $2.9 million in the third quarter and first nine months of 2014, respectively (none in the third quarter and first nine months of 2015). The unrealized gain in the third quarter of 2014 can be primarily attributed to favorable changes for the passage of time as cash flows associated with achieving product development and commercialization milestones are discounted at 45% for their high degree of risk. In addition to the passage of time for discounted cash flows, the prior-year-to-date change in the fair value of kaléo reflected the impact of a lower weighted average cost of capital used to discount cash flow projections and adjustments to the amount and timing of cash flows associated with achieving product development and commercialization milestones.
The fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at September 30, 2015 and December 31, 2014. At September 30, 2015, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have increased the fair value of the interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the interest by approximately $5 million.

Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at September 30, 2015 and December 31, 2014 and condensed statement of operations for the three and nine months ended September 30, 2015 and 2014, as reported to the Company by kaléo, are provided below:

(In Thousands)	September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
Assets:			Liabilities & Equity:
Cash & short-term investments	$95,720	$117,589
Restricted cash	8,182	14,498	Other current liabilities	$8,192	$8,123
Other current assets	36,991	17,916	Other noncurrent liabilities	1,181	1,247
Property & equipment	8,955	10,824	Long term debt, net (a)	147,161	146,629
Patents	2,790	2,702	Redeemable preferred stock	23,675	22,946
Other long-term assets (a)	669	15	Equity	(26,902)	(15,401)
Total assets	$153,307	$163,544	Total liabilities & equity	$153,307	$163,544

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues & Expenses:
Revenues	$28,084	$11,560	$43,002	$18,528
Cost of goods sold	(3,438)	(576)	(8,575)	(576)
Expenses and other, net (b)	(17,337)	(13,832)	(45,727)	(36,806)
Income tax benefit (expense)	—	1,074	(4)	7,205
Net income (loss)	$7,309	$(1,774)	$(11,304)	$(11,649)
(a) Certain immaterial prior year balances have been reclassified to conform with current year presentation.
(b) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, interest expense and other income (expense), net.

The Company’s investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $1.7 million and $1.8 million at September 30, 2015 and December 31, 2014, respectively. The carrying value at September 30, 2015 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. The Company recorded unrealized losses of $0.2 million and $0.8 million in the third quarter and first nine months of 2014, respectively, on its investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) as a result of a reduction in the value of the investment that is not expected to be temporary (none in the third quarter and first nine months of 2015). Withdrawal proceeds were $0.1 million and $0.2 million in the first nine months of 2015 and 2014, respectively. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2015. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath Counties, Virginia. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on the sale of a portion of this investment property in the second quarter of 2014. The carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $2.6 million at September 30, 2015 and December 31, 2014.

9.
The Company uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist due to specified transactions. When possible, derivative financial instruments utilized by Tredegar are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. A change in the fair value of derivatives that are highly effective and that are designated and qualify as cash flow hedges is recorded in other comprehensive income (loss). Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness was not material to the three and nine month periods ended September 30, 2015 and 2014.
The fair value of derivative instruments recorded on the consolidated balance sheets is based upon Level 2 inputs within the corresponding commodity or foreign currency markets. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, the Company enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge the margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $20.5 million (21.8 million pounds of aluminum) at September 30, 2015 and $8.6 million (7.8 million pounds of aluminum) at December 31, 2014.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$82
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(3,069)	Accrued expenses	$(318)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$7
Liability derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$(7)
Net asset (liability)		$(3,069)		$(236)
In the event that the counterparty to an aluminum fixed-price forward sales contract chooses to not take delivery of its aluminum extrusions, the customer is contractually obligated to compensate the Company for any losses on the related aluminum futures and/or forward purchase contracts through the date of cancellation. The offsetting asset and liability positions for derivatives not designated as hedging instruments are associated with the unwinding of aluminum futures contracts that relate to such cancellations.
Flexible Packaging Films utilized future fixed Euro-denominated contractual payments for equipment being purchased as part of our multi-year capacity expansion project at our film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company used fixed-rate Euro forward contracts with various settlement dates to hedge exchange rate exposure on these obligations. The Company did not have any outstanding fixed-rate forward contracts as of September 30, 2015 or December 31, 2014.
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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2015 and 2014 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended September 30,
	2015	2014	2015	2014
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(1,570)	$320	$—	$(112)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(1,338)	$300	$15	$—
	Aluminum Futures Contracts		Foreign Currency Forwards
	Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(4,699)	$817	$—	$(117)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(1,867)	$346	$46	$—
As of September 30, 2015, the Company expects $1.9 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2015 and 2014, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not significant.

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

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Service cost	$110	$109	$9	$13
Interest cost	3,288	3,365	77	93
Expected return on plan assets	(4,413)	(4,610)	—	—
Amortization of prior service costs, gains or losses and net transition asset	4,094	2,388	(65)	(76)
Net periodic benefit cost	$3,079	$1,252	$21	$30
	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$398	$758	$33	$39
Interest cost	9,913	10,048	244	279
Expected return on plan assets	(13,227)	(13,726)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	12,142	8,016	(145)	(230)
Curtailment charge	—	81	—	—
Net periodic benefit cost	$9,226	$5,177	$132	$88
Pension and other post-retirement liabilities were $99.5 million and $104.8 million at September 30, 2015 and December 31, 2014, respectively ($0.6 million included in “Accrued expenses” at September 30, 2015 and December 31, 2014, with the remainder included in “Other noncurrent liabilities” in the consolidated balance sheets). The Company’s required contributions are expected to be approximately $2.4 million in 2015. At September 30, 2015, current year contributions to the underfunded pension plan were $2.3 million. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2014, or $0.3 million.

11.
Tredegar has historically reported two business segments, Film Products and Aluminum Extrusions. In the third quarter of 2015, the Company divided Film Products into two separate operating segments, PE Films and Flexible Packaging Films. PE Films is comprised of personal care materials, surface protection films, polyethylene overwrap films and films for other markets, and Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane Holdings, LLC (“Terphane”), that was acquired by Film Products in October 2011. As part of its transition to a new executive leadership team, the Company’s management has decided to discontinue its efforts to integrate Terphane with its other film products operations. In separating PE Films and Flexible Packaging Films, the Company’s management believes that it will be able to more effectively manage the distinct opportunities and challenges that each of these businesses face. Therefore, the Company's business segments are now PE Films, Flexible Packaging Films and Aluminum Extrusions. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments.

Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net Sales
PE Films	$93,943	$115,155	$292,259	$354,892
Flexible Packaging Films	27,155	27,943	77,339	83,382
Aluminum Extrusions	94,812	89,605	286,660	253,436
Total net sales	215,910	232,703	656,258	691,710
Add back freight	7,862	7,726	22,930	20,897
Sales as shown in the Consolidated Statements of Income	223,772	240,429	679,188	712,607
Operating Profit
PE Films:
Ongoing operations	9,745	14,471	35,849	47,174
Plant shutdowns, asset impairments, restructurings and other	(2,044)	(113)	(2,051)	(12,281)
Flexible Packaging Films:
Ongoing operations	4,102	(1,265)	1,793	(2,283)
Plant shutdowns, asset impairments, restructurings and other	—	(297)	(185)	(297)
Goodwill impairment charge	(44,465)	—	(44,465)	—
Aluminum Extrusions:
Ongoing operations	7,272	5,752	20,863	18,563
Plant shutdowns, asset impairments, restructurings and other	(331)	(126)	(364)	(300)
Total	(25,721)	18,422	11,440	50,576
Interest income	76	117	247	419
Interest expense	901	590	2,679	1,751
Gain (loss) on investment accounted for under fair value method	—	4,000	—	2,900
Gain on sale of investment property	—	—	—	1,208
Stock option-based compensation costs	73	358	571	944
Corporate expenses, net	6,722	5,477	25,632	17,291
Income (loss) from continuing operations before income taxes	(33,341)	16,114	(17,195)	35,117
Income taxes from continuing operations	3,382	5,369	9,064	12,141
Income (loss) from continuing operations	(36,723)	10,745	(26,259)	22,976
Income (loss) from discontinued operations, net of tax	—	850	—	850
Net income (loss)	$(36,723)	$11,595	$(26,259)	$23,826
The following table presents identifiable assets by segment at September 30, 2015 and December 31, 2014:

(In Thousands)	September 30, 2015	December 31, 2014
PE Films	$274,180	$283,606
Flexible Packaging Films	149,510	262,604
Aluminum Extrusions	145,717	143,328
Subtotal	569,407	689,538
General corporate	48,338	49,032
Cash and cash equivalents	46,609	50,056
Total	$664,354	$788,626

12.
Tredegar recorded a tax expense of $9.1 million on pre-tax net losses from continuing operations of $17.2 million in the first nine months of 2015 due to a non-deductible goodwill impairment charge of $44.5 million. Therefore, the effective tax rate from continuing operations in the first nine months of 2015 was (52.7)%, compared to 34.6% in the first nine months of 2014. The significant differences between the U.S. federal statutory rate and the effective income tax rate from continuing operations for the nine months ended September 30, 2015 and 2014 are as follows, with impact of such items in 2015 being reversed as a result of current-year pre-tax net losses from continuing operations:

	Percent of Income Before Income Taxes
Nine Months Ended September 30,	2015	2014
Income tax expense at federal statutory rate	35.0	35.0
Domestic production activities deduction	5.1	(2.1)
Changes in estimates related to prior year tax provision	2.9	(0.4)
Foreign rate differences	2.8	(1.2)
Valuation allowance for capital loss carry-forwards	1.8	(0.2)
Foreign tax incentives	—	(0.1)
Valuation allowance for foreign operating loss carry-forwards	(1.0)	(1.1)
Non-deductible expenses	(1.7)	0.2
Unremitted earnings from foreign operations	(2.0)	1.2
State taxes, net of federal income tax benefit	(2.4)	1.6
Income tax contingency accruals and tax settlements	(2.8)	1.8
Goodwill impairment charge	(90.5)	—
Other	0.1	(0.1)
Effective income tax rate from continuing operations	(52.7)	34.6
In 2014, the Brazilian federal statutory income tax rate was a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produced a current effective tax rate of 15.25% for Terphane Ltda. (6.25% of income tax and 9.0% social contribution on income). These incentives had previously expired at the end of 2014. In September 2015, the local Brazilian authorities renewed these tax incentives. The incentives have been granted for a 10-year period, which has a retroactive commencement date of January 1, 2015. The benefit from tax incentives was $0.1 million (0 cents per share) in the first nine months of 2014 (none in the first nine months of 2015).
In connection with its capacity expansion project in Brazil, the Company paid certain social taxes associated with the purchase of machinery and equipment and construction of buildings and other long-term assets. Payments of these taxes in Brazil were included in “Net cash used in investing activities” given the nature of the underlying use of cash (e.g. the purchase of property, plant and equipment). The Company can recover tax credits associated with the purchase of machinery and equipment at different points over a period up to 24 months. Once the machinery and equipment was placed into service in the fourth quarter of 2014, the Company started applying these tax credits against various other taxes due in Brazil, with their recovery being reflected as cash received from investing activities, consistent with the classification of the original payments.
Income taxes in 2015 included a partial reversal of a valuation allowance of $0.3 million related to the expected limitations on the utilization of assumed capital losses on certain investments that were recognized in prior years. Income taxes in 2014 included the partial reversal of a valuation allowance of $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments. The Company has a valuation allowance for excess capital losses from investments and other related items of $11.1 million at September 30, 2015. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2012.

13.
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

14.
Pursuant to the Second Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of November 18, 2013, with Computershare Trust Company, N.A., as Rights Agent, one purchase right (a “Right”) was attached to each outstanding share of the Company’s Common Stock.  Each Right entitled the registered holder to purchase from Tredegar one one-hundredth of a share of our Series A Participating Cumulative Preferred Stock (the “Preferred Stock”) at an exercise price of $150, subject to adjustment. Unless otherwise noted in the Rights Agreement, the Rights would have become exercisable, if not earlier redeemed, only if a person or group (i) acquired beneficial ownership of 20% or more of the outstanding shares of our Common Stock or (ii) commenced, or publicly disclosed an intention to commence, a tender offer or exchange offer that would have resulted in beneficial ownership by a person or group of 20% or more of the outstanding shares of our Common Stock.

On February 19, 2014, the Company’s Board of Directors authorized the termination of the Rights Agreement and the redemption of all of the outstanding Rights, at a redemption price of $.01 per Right to be paid in cash to shareholders of record as of the close of business on March 3, 2014. The corresponding redemption payment of $0.3 million was made in the first quarter of 2014.

15.
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
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil.  The Company contested the applicability of these antidumping duties to the films exported by Terphane, and it filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of anti-dumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the purchase agreement pursuant to which the Company acquired Terphane. In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the U.S. International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of PET films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission.

16.
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
In April 2015, the FASB issued new guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that corresponding debt liability, consistent with debt discounts, rather than as a deferred charge (e.g. an asset). The new guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued updated guidance that stated in the absence of authoritative guidance, debt issuance costs associated with line-of-credit arrangements could continue to be deferred and presented as an asset over the corresponding amortization period. The new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires that all prior period balance sheets be adjusted retrospectively, and early adoption is permitted. The Company expects to adopt the guidance by the first quarter of 2016. Deferred debt issuance costs associated with the Company’s Credit Agreement were $0.9 million and $1.1 million (included in “Other assets and deferred charges” in the consolidated balance sheet) at September 30, 2015 and December 31, 2014, respectively. The Company does not anticipate that this guidance will impact its consolidated balance sheet as its current debt issuance costs are associated with a revolving line of credit.
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
In July 2015, the FASB issued new guidance for the measurement of inventories. Inventories within the scope of the revised guidance should be measured at the lower of cost or net realizable value. The previous guidance dictated that inventory should be measured at the lower of cost or market, with market either replacement cost, net realizable value or net realizable value less an approximation of normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventories measured using LIFO or the retail inventory method. The amended guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The amendments should be applied prospectively, with early adoption permitted. The Company is still assessing the impact of this revised guidance.
In September 2015, the FASB issued new guidance associated with accounting for adjustments to provisional amounts recognized in a business combination. To simplify the accounting for adjustments made to provisional amounts, the updated standard requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is also required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to adjustments to provisional amounts that occur after adoption. The Company will apply this guidance in accounting for future business combinations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve expected levels of revenue, profit, productivity or otherwise perform as expected; acquisitions, including the acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention to the Company’s existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; PE Films is highly dependent on sales to one customer — The Procter & Gamble Company (“P&G”) and PE Films may not be able to mitigate the impact of the expected decline in net sales to P&G on operating profit from ongoing operations; growth of PE Films depends on its ability to develop and deliver new products at competitive prices; sales volume and profitability of Aluminum Extrusions are cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the building and construction sector, and are also subject to seasonal slowdowns; Aluminum Extrusions’ efforts to expand product offerings and broaden its customer base may not be successful; substantial international operations subject Tredegar to risks of doing business in countries outside the U.S., which could adversely affect Tredegar’s business, financial condition and results of operations; future performance is influenced by costs incurred by Tredegar’s operating companies, including, for example, the cost of energy and raw materials; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2014 Annual Report on Form 10-K (the “2014 Form 10-K”) filed with the SEC. Readers are urged to review and carefully consider the disclosures Tredegar makes in its filings with the SEC, including the 2014 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
References herein to “Tredegar,” “the Company,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.
Executive Summary
Third-quarter 2015 net losses from continuing operations were $36.7 million ($1.13 per share) compared with net income from continuing operations of $10.7 million (33 cents per share) in the third quarter of 2014. Net losses from continuing operations were $26.3 million (81 cents per share) in first nine months of 2015, and net income from continuing operations was $23.0 million (70 cents per share) in the first nine months of 2014. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 4 on page 7. Net sales (sales less freight) and operating profit (loss) from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.
Tredegar has historically reported two business segments, Film Products and Aluminum Extrusions. In the third quarter of 2015, the Company divided Film Products into two separate operating segments, PE Films and Flexible Packaging Films. PE Films is comprised of personal care materials, surface protection films, polyethylene overwrap films and films for other markets, and Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane, that was acquired by Film Products in October 2011. As part of its transition to a new executive leadership team, the Company’s management has decided to discontinue its efforts to integrate Terphane with its other film products operations. In separating PE Films and Flexible Packaging Films, the Company’s management believes that it will be able to more effectively manage the distinct opportunities and challenges that each of these businesses face. Therefore, the Company's business segments are now PE Films, Flexible Packaging Films and Aluminum Extrusions. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments.

The following table presents Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net Sales
PE Films	$93,943	$115,155	$292,259	$354,892
Flexible Packaging Films	27,155	27,943	77,339	83,382
Aluminum Extrusions	94,812	89,605	286,660	253,436
Total net sales	215,910	232,703	656,258	691,710
Add back freight	7,862	7,726	22,930	20,897
Sales as shown in the Consolidated Statements of Income	223,772	240,429	679,188	712,607
Operating Profit
PE Films:
Ongoing operations	9,745	14,471	35,849	47,174
Plant shutdowns, asset impairments, restructurings and other	(2,044)	(113)	(2,051)	(12,281)
Flexible Packaging Films:
Ongoing operations	4,102	(1,265)	1,793	(2,283)
Plant shutdowns, asset impairments, restructurings and other	—	(297)	(185)	(297)
Goodwill impairment charge	(44,465)	—	(44,465)	—
Aluminum Extrusions:
Ongoing operations	7,272	5,752	20,863	18,563
Plant shutdowns, asset impairments, restructurings and other	(331)	(126)	(364)	(300)
Total	(25,721)	18,422	11,440	50,576
Interest income	76	117	247	419
Interest expense	901	590	2,679	1,751
Gain (loss) on investment accounted for under fair value method	—	4,000	—	2,900
Gain on sale of investment property	—	—	—	1,208
Stock option-based compensation costs	73	358	571	944
Corporate expenses, net	6,722	5,477	25,632	17,291
Income (loss) from continuing operations before income taxes	(33,341)	16,114	(17,195)	35,117
Income taxes from continuing operations	3,382	5,369	9,064	12,141
Income (loss) from continuing operations	(36,723)	10,745	(26,259)	22,976
Income (loss) from discontinued operations, net of tax	—	850	—	850
Net income (loss)	$(36,723)	$11,595	$(26,259)	$23,826

PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	September 30,			September 30,
	2015	2014		2015	2014
Sales volume (lbs)	40,023	44,283	(9.6)%	121,866	133,871	(9.0)%
Net sales	$93,943	$115,155	(18.4)%	$292,259	$354,892	(17.6)%
Operating profit from ongoing operations	$9,745	$14,471	(32.7)%	$35,849	$47,174	(24.0)%
Third-Quarter Results vs. Prior Year Third Quarter
Net sales (sales less freight) in the third quarter of 2015 decreased by $21.2 million versus 2014 primarily due to:

•	The loss of business with PE Films’ largest customer related to various product transitions in personal care materials (approximately $6.1 million);

•	A decline in volumes for the remaining portion of personal care materials and within polyethylene overwrap films (approximately $6.9 million);

•	A decline in volumes in surface protection films that is believed to be associated with customer inventory corrections (approximately $0.9 million); and

•	The unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. (approximately $7.2 million).
As noted above, current year sales volumes have declined as a result of the wind down of shipments for certain personal care materials due to various product transitions and business lost, primarily with PE Films’ largest customer. In addition, efforts to consolidate domestic manufacturing facilities in PE Films commenced in the third quarter of 2015. This restructuring project is not expected to be completed until the middle of 2017, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million. The table below summarizes the pro forma operating profit from ongoing operations for the third quarters of 2015 and 2014, had the impact of the events noted above been fully realized:

	Operating Profit from Ongoing Operations
	Three Months Ended September 30,
(In Thousands)	2015	2014
Operating profit from ongoing operations, as reported	$9,745	$14,471
Contribution to operating profit from ongoing operations associated with business lost:
Certain babycare elastic films sold in North America	—	248
Product transitions & other losses before restructurings & fixed costs reduction	3,023	5,182
Operating profit from ongoing operations net of the impact of business that will be fully eliminated in future periods	6,722	9,041
Estimated future benefit of North American facility consolidation	1,300	1,300
Pro forma estimated operating profit from ongoing operations	$8,022	$10,341
Net sales associated with lost business and product transitions that have yet to be fully eliminated were approximately $8.4 million and $16.1 million in the third quarters of 2015 and 2014, respectively. The competitive dynamics in PE Films require continuous development of new materials to improve cost and performance for customers. PE Films anticipates additional exposure to product transitions and lost business in certain personal care materials, and the estimated additional exposure to future operating profit from ongoing operations relating to such is approximately $10 million annually, which would not likely occur until after 2017.
    Net of the impact of product transitions and business lost, pro forma estimated operating profit from ongoing operations in the third quarter of 2015 decreased by $2.3 million versus the third quarter of 2014. The decrease can be primarily attributed to lower volumes and customer pricing pressures in polyethylene overwrap films (approximately $1.0 million), the unfavorable impact from the change in the U.S. dollar value of currencies for operations outside the U.S. (approximately $0.8 million) and higher selling, research and development (“R&D”) and general expenses (approximately $0.4 million).
Year-To-Date Results vs. Prior Year-To-Date
Net sales in the first nine months of 2015 decreased by $62.6 million versus 2014 primarily due to:

•
The loss of business to PE Films’ largest customer related to certain babycare elastic laminate films sold in North America (approximately $17.1 million) and to the unfavorable impact of various product transitions in personal care materials (approximately $13.1 million);

•
Volume declines for the remaining portion of personal care materials and within polyethylene overwrap films, partially offset by higher volumes in surface protection films (approximately $7.0 million);

•	The unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. (approximately $20.2 million); and

•
Estimated reductions in average selling prices attributable to the unfavorable impact of competitive pricing pressures and the contractual pass-through of lower average resin prices (approximately $5.2 million).

Consistent with the pro forma information provided for quarter-to-date operating results, the table below summarizes the pro forma operating results for the first nine months of 2015 and 2014 had the impact of various product transitions and lost business and efforts to consolidate domestic PE Films manufacturing facilities been fully realized:

	Operating Profit from Ongoing Operations
	Nine Months Ended September 30,
(In Thousands)	2015	2014
Operating profit from ongoing operations, as reported	$35,849	$47,174
Contribution to operating profit from ongoing operations associated with business lost:
Certain babycare elastic films sold in North America	—	2,106
Product transitions & other losses before restructurings & fixed costs reduction	10,638	17,746
Operating profit from ongoing operations net of the impact of business that will be fully eliminated in future periods	25,211	27,322
Estimated future benefit of North American facility consolidation	3,900	3,900
Pro forma estimated operating profit from ongoing operations	$29,111	$31,222
Net sales associated with lost business and product transitions that have yet to be fully eliminated were approximately $32.1 million and $52.0 million in the first nine months of 2015 and 2014, respectively.
Net of the impact of product transitions and business lost, pro forma estimated operating profit from ongoing operations in the first nine months of 2015 decreased by $2.1 million versus the first nine months of 2014, primarily due to:

•	Lower volumes in polyethylene overwrap films and other personal care materials, partially offset by higher volumes in surface protection films, of approximately $2.8 million;

•	The unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. of approximately $3.2 million;

•	The estimated favorable impact from the quarterly lag in the pass-through of average resin costs of approximately $0.7 million; and

•	Other factors with a favorable impact of approximately $3.2 million, primarily lower depreciation expense and other cost savings, partially offset by lower margins from competitive pricing pressures.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $13.8 million in the first nine months of 2015 compared to $10.8 million in the first nine months of 2014. Current year capital expenditures include a project to expand surface protection films capacity in China, and the Company previously announced a project to invest $10 million in new assets in Europe to provide elastic film capabilities to customers in Europe, the Middle East and Africa. PE Films currently estimates that capital expenditures in 2015 will total approximately $21 million, including approximately $10 million for routine capital expenditures required to support operations. Depreciation expense was $12.1 million in the first nine months of 2015 and $16.4 million in the first nine months of 2014. Depreciation expense is projected to be approximately $16 million in 2015. Amortization expense was $0.1 million in the first nine months of 2015 and $0.2 million in the first nine months of 2014, and is projected to be approximately $0.1 million in 2015.
Restructuring
PE Films believes that most of its growth in the demand for its products will come from markets outside of North America. In recent years, PE Films has made significant capacity investments in foreign markets to better meet its customers’ desire for local supply. With increasing levels of production shifting to the PE Films manufacturing facilities located outside of North America, PE Films believes that consolidating its domestic PE Films manufacturing facilities provides an opportunity to reduce fixed manufacturing costs.
On July 7, 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. Given PE Films’ focus on maintaining product quality and customer satisfaction, the Company anticipates that these activities will require 21-24 months to execute. Total pre-tax cash expenditures associated with restructuring the Lake Zurich manufacturing facility are expected to be approximately $13-14 million over this period, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million.
The Company expects to recognize costs associated with the exit and disposal activities of approximately $4-5 million over a 21-24 month period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $2-3 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility.
Total estimated cash expenditures of $13-14 million over a 21-24 month period include the following:

•	Cash outlays associated with previously discussed exit and disposal expenses of approximately $4 million;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the United States of approximately $8 million;

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility; and

•	Additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines.

Flexible Packaging Films
The operations of Flexible Packaging Films, which is also referred to as Terphane, continue to be adversely impacted by competitive pressures that are primarily related to ongoing unfavorable economic conditions in its primary market of Brazil and excess global capacity in the industry. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Terphane in Brazil. While recent favorable anti-dumping rulings have been issued against China, Egypt and India, authorities in Brazil have initiated new investigations of dumping against Peru and Bahrain. In light of market trends, increased economic uncertainty and continued dumping activity in Brazil, the Company reassessed its projections for the timing and extent of a market recovery for Terphane in the third quarter of 2015.

    The Company’s assessment of Terphane’s future prospects and timing of a recovery under these conditions indicate that its current enterprise value is less than approximately $120 million (Terphane’s net assets excluding goodwill and tradenames), the minimum value needed to have avoided a full write-off of its goodwill. Accordingly, an impairment charge of $44.5 million was recognized in the third quarter of 2015 to write-off the Terphane goodwill.
Flexible Packaging Films had net sales and adjusted EBITDA for the twelve months ended September 30, 2015 of $108 million (sales of $114 million less freight expense of $6 million) and $11.4 million (operating profit from ongoing operations of $1.1 million plus depreciation and amortization expense of $10.3 million), respectively. The adjusted EBITDA benefited from non-operational items related to refunds of previously paid duties applied to films imported into the U.S. ($1.2 million) and foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil ($4.3 million). While the Company uses adjusted EBITDA as a primary valuation metric, it is a non-GAAP financial measure that is not intended to represent net income (loss) or cash flows from operations as defined under U.S. GAAP and should not be considered as either an alternative to net income (loss) (as an indicator of operating performance) or to cash flow (as a measure of liquidity).
A summary of operating results from ongoing operations for Flexible Packaging Films, which excluded the previously noted goodwill impairment charge, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	September 30,			September 30,
	2015	2014		2015	2014
Sales volume (lbs)	22,495	17,270	30.3%	59,968	51,034	17.5%
Net sales	$27,155	$27,943	(2.8)%	$77,339	$83,382	(7.2)%
Operating profit (loss) from ongoing operations	$4,102	$(1,265)	—	$1,793	$(2,283)	—
Third-Quarter Results vs. Prior Year Third Quarter
Net sales in the third quarter of 2015 decreased 2.8% versus the third quarter of 2014 primarily due to competitive pricing pressures and the pass-through of lower raw material costs, partially offset by a 30.3% increase in sales volumes. Higher sales volumes had a favorable impact of approximately $8.5 million.

Operating profit (loss) from ongoing operations in the third quarter of 2015 versus the third quarter of 2014 includes the favorable impacts of refunds associated with duties previously applied to films imported into the U.S. ($2.3 million) and foreign currency transaction gains associated with U.S. dollar denominated export sales from Brazil ($1.6 million). Excluding these non-operational items, the improvement in operating profit (losses) from ongoing operations of approximately $1.5 million can be attributed to the following:

•	Higher volumes increased operating profit from ongoing operations by approximately $1.8 million;

•	Competitive pricing pressures reduced margins by approximately $3.4 million; and

•	Other factors include lower costs, primarily due to current-year cost cutting initiatives, partially offset by additional depreciation expense.
Year-To-Date Results vs. Prior Year-To-Date
Net sales in the first nine months of 2015 decreased 7.2% versus the first nine months of 2014 primarily as a result of lower average selling prices due to competitive pricing pressures and the pass-through of lower raw material costs, partially offset by a 17.5% increase in sales volumes. Higher sales volumes had a favorable impact of approximately $14.6 million.

As previously noted, the change from an operating loss from ongoing operations to an operating profit from ongoing operations included the favorable impacts of refunds associated with previously paid duties applied to films imported into the U.S. ($2.3 million) and foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil ($3.8 million). Excluding these non-operational items, the $2.0 million increase in operating loss from ongoing operations can be primarily attributed to the following:

•	The favorable impact of higher volumes was approximately $3.7 million;

•	Margin compression as a result of competitive pricing pressures of approximately $9.1 million;

•	Depreciation expense increased $3.0 million as a result of expanded capacity; and

•	Other factors can be attributed to lower costs, primarily due to current-year cost cutting initiatives, partially offset by inflationary cost pressures in Brazil.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Flexible Packaging Films were $2.5 million in the first nine months of 2015 compared to $16.6 million in the first nine months of 2014. Capital expenditures for the first nine months of 2014 included approximately $16 million for the capacity expansion project at the Company’s manufacturing facility in Cabo de Santo Agostinho, Brazil. The additional capacity from this project became available for commercial production at the end of the third quarter of 2014, and production volumes began to ramp-up in the fourth quarter of 2014. Flexible Packaging Films currently estimates that capital expenditures in 2015 will total approximately $4 million, including approximately $3 million for routine capital expenditures required to support operations. Depreciation expense was $5.2 million in the first nine months of 2015 and $3.9 million in the first nine months of 2014. Depreciation expense is projected to be approximately $7 million in 2015. Amortization expense was $2.2 million in the first nine months of 2015 and $2.7 million in the first nine months of 2014, and is projected to be approximately $3 million in 2015.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	September 30,			September 30,
	2015	2014		2015	2014
Sales volume (lbs)	44,811	39,535	13.3%	127,184	114,351	11.2%
Net sales	$94,812	$89,605	5.8%	$286,660	$253,436	13.1%
Operating profit from ongoing operations	$7,272	$5,752	26.4%	$20,863	$18,563	12.4%
Third-Quarter Results vs. Prior Year Third Quarter
Net sales in the third quarter of 2015 increased versus 2014 primarily due to higher sales volumes, partially offset by a decrease in average selling prices. Higher sales volumes, primarily in the nonresidential building and construction and automotive markets, had a favorable impact of approximately $12.2 million in the third quarter of 2015 versus the third quarter of 2014. Increased demand, primarily from the nonresidential building and construction sector, has pushed Bonnell Aluminum’s average capacity utilization in excess of 90%. Lower average selling prices, which had an unfavorable impact on net sales of approximately $7.0 million, can be primarily attributed to a decrease in average aluminum costs.
Operating profit from ongoing operations in the third quarter of 2015 increased in comparison to the third quarter of 2014 by 26.4%, as a result of the following factors:

•	A 13.3% increase in volumes, which had a favorable impact of approximately $1.5 million;

•	Production inefficiencies of approximately $1.0 million, which were primarily attributed to mechanical issues and intermittent run times that were specific to a single extrusion press; and

•	Other factors primarily included lower incentive compensation expenses accruals ($0.4 million) and improved management of freight logistics ($0.5 million).
Year-To-Date Results vs. Prior Year-To-Date
Net sales in the first nine months of 2015 increased versus 2014 primarily due to higher sales volumes and an increase in average selling prices. Higher sales volumes, primarily in the nonresidential building and construction and automotive markets, had a favorable impact of approximately $31.6 million in the first nine months of 2015 versus 2014. Higher average selling prices, which had a positive impact on net sales of approximately $1.6 million, can be primarily attributed to inflationary price increases and higher average aluminum costs.
The $2.3 million increase in operating profit from ongoing operations in the first nine months of 2015 versus 2014 was primarily due to the following factors:

•	Higher sales volume had a favorable impact of approximately $5.5 million;

•	A $3.5 million increase in variable manufacturing costs, primarily due to efforts to meet higher volumes and changes in the product mix as well as current quarter mechanical issues;

•	Construction-related expenses associated with the project to expand and upgrade anodizing capacity of approximately $0.8 million; and

•	Freight expense was reduced by approximately $0.6 million due to improved logistics management.
Capital Expenditures, Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $7.1 million in the first nine months of 2015 compared to $5.2 million in the first nine months of 2014. Capital expenditures in the first nine months of 2015 were primarily related to the project to expand and upgrade anodizing capacity at the aluminum extrusions manufacturing facility in Carthage, Tennessee. Capital expenditures are projected to be approximately $9 million in 2015, which includes approximately $5 million for routine capital expenditures required to support operations. Depreciation expense was $6.5 million in the first nine months of 2015 compared to $6.2 million in the first nine months of 2014, and is projected to be approximately $9 million in 2015. Amortization expense was $0.8 million in the first nine months of 2015 and $1.4 million in the first nine months of 2014, and is projected to be approximately $1 million in 2015.
Corporate Expenses, Interest and Taxes
Pension expense was $9.2 million in the first nine months of 2015, an unfavorable change of $4.0 million from the first nine months of 2014. Most of the pension impact on earnings is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table. Corporate expenses, net increased in 2015 versus 2014 primarily due to the previously noted increase in pension expense and corporate severance charges. In 2015, corporate expenses, net included severance and other employee-related charges of $3.9 million associated with the resignations of the Company’s former chief executive and chief financial officers in the second quarter of 2015. In 2014, corporate expenses, net included non-recurring costs of $0.9 million.
Interest expense was $2.7 million in the first nine months of 2015 in comparison to $1.8 million in the first nine months of 2014 as a result of higher average debt balances.
Due to net losses from continuing operations associated with a non-deductible goodwill impairment charge of $44.5 million, the effective tax rate used to compute income taxes in the first nine months of 2015 was (52.7)%, compared to 34.6% in the first nine months of 2014. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 12 on page 19.
Net capitalization and other credit measures are provided in the liquidity and capital resources section beginning on page 34.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2014 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2014, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 16 on page 21 for additional detail.

Results of Operations
Third Quarter of 2015 Compared with the Third Quarter of 2014
Overall, sales in the third quarter of 2015 decreased by 6.9% compared with the third quarter of 2014. Net sales decreased 18.4% in PE Films primarily due to lower volumes and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales in Flexible Packaging Films decreased 2.8% due to lower average selling prices as a result of competitive pricing pressures and the pass-through to customers of lower market-driven raw material costs, partially offset by higher volumes. Net sales increased 5.8% in Aluminum Extrusions primarily due to higher sales volumes, partially offset by a decrease in average selling prices driven by lower average aluminum costs. For more information on net sales and volume, see the executive summary beginning on page 23.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.0% in the third quarter of 2015 compared to 14.4% in the third quarter of 2014. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in the third quarter of 2015 compared to the third quarter of 2014. As previously noted, most of the impact of higher pension expense is not allocated to the Company’s operating segments. The gross profit margin in PE Films decreased due to lower volumes and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Flexible Packaging Films increased due to higher volumes and the favorable impact of refunds associated with duties previously applied to films imported into the U.S., partially offset by competitive pricing pressures. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volumes, lower freight costs, partially offset by higher manufacturing and maintenance costs.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.3% in the third quarter of 2015, which was consistent with 8.3% in the third quarter of last year.
Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2015 shown in the segment operating profit table on page 24 include:

•
Pretax charges of $1.2 million associated with the consolidation of domestic polyethylene (“PE”) films manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.3 million, accelerated depreciation of $0.2 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($46,000 is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.9 million for severance and other employee-related costs associated with restructurings in PE Films ($0.9 million), Aluminum Extrusions ($35,000) and Corporate ($26,000; included in “Corporate expenses, net” in the statement of net sales and operating profit by segment included on page 24); and

•	Pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2014 shown in the segment operating profit table on page 24 include:

•
Pretax charges of $0.4 million associated with severance and other employee-related costs associated with restructurings in Flexible Packaging Films ($0.3 million), PE Films ($0.1 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $75,000 related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $37,000 associated with the shutdown of the PE films manufacturing facility in Red Springs, North Carolina; and

•	Pretax charges of $20,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the third quarter of 2014 include an unrealized loss on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method, of $4.0 million ($2.5 million after taxes) (none in the third quarter of 2015). Unrealized losses (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) on the Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”), which is accounted for under the cost method, of $0.2 million ($0.1 million after taxes) in the third quarter of 2014 as a result of a reduction in the value of the investment that is not expected to be temporary (none in the third quarter of 2015). See Note 8 beginning on page 12 for additional information on investments.
Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.1 million and $0.1 million in the third quarter of 2015 and 2014, respectively. Interest expense increased from $0.6 million in the third quarter of 2014 to $0.9 million in the third quarter of 2015. Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In Millions)	2015	2014
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$137.2	$137.2
Average interest rate	2.0%	1.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$137.2	$137.2
Average interest rate	2.0%	1.9%
Due to net losses from continuing operations associated with a non-deductible goodwill impairment charge of $44.5 million, the effective tax rate used to compute income taxes from continuing operations in the third quarter of 2015 was (10.1)%, compared to 33.3% in the third quarter of 2014. The change in the effective tax rate for the third quarter reflects the impact to income taxes during the third quarter to adjust the effective tax rate for the first nine months of the year to the estimated rate for the entire year. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 12 on page 19.
First Nine Months of 2015 Compared with First Nine Months of 2014
Overall, sales in the first nine months of 2015 decreased by 4.7% compared with the first nine months of 2014. Net sales decreased 17.6% in PE Films primarily due to lower volumes, the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and a decrease in average selling prices. Net sales decreased 7.2% in Flexible Packaging Films as a result of lower average selling prices primarily due to competitive pricing pressures and the pass-through to customers of lower market-driven raw material costs, partially offset by higher sales volumes. Net sales increased 13.1% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average selling prices driven by various factors, primarily including higher average aluminum costs and inflationary price increases. For more information on net sales and volume, see the executive summary beginning on page 23.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales decreased from 15.6% in the first nine months of 2014 to 14.8% in the first nine months of 2015. Gross profit as a percentage of sales was negatively impacted by higher pension expenses in the first nine months of 2015 compared to the first nine months of 2014. As previously noted, most of the impact of higher pension expense is not allocated to its operating segments. The gross profit margin in PE Films increased due to the favorable impact of lower production costs and the quarterly lag in the pass-through of average resin costs, partially offset by lower volumes and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross margin in Flexible Packaging Films was relatively consistent as higher volumes offset the impact of competitive pricing pressures. The gross profit margin in Aluminum Extrusions decreased slightly primarily as a result of an increase in manufacturing and maintenance costs, partially offset by higher volumes.
As a percentage of sales, selling, general and administrative and R&D expenses were 9.7% in the first nine months of 2015, which increased from 8.5% in the first nine months of last year. The increase can be primarily attributed to higher R&D expenditures, inflationary increases and the timing of certain selling, general and administrative expenses, partially offset by the favorable impact of foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil.

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2015 shown in the segment operating profit table on page 24 include:

•
Pretax charges of $3.9 million (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment included on page 24) for severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers;

•
Pretax charges of $1.2 million associated with the consolidation of domestic PE films manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.3 million, accelerated depreciation of $0.2 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($46,000 is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charge of $1.1 million for severance and other employee-related costs associated with restructurings in PE Films ($0.9 million), Flexible Packaging Films ($0.2 million), Aluminum Extrusions ($35,000) and Corporate ($26,000; included in “Corporate expenses, net” in the statement of net sales and operating profit by segment included on page 24); and

•	Pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2014 shown in the segment operating profit table on page 24 include:

•
Pretax charge of $10 million associated with a one-time, lump sum license payment to 3M after the Company settled all litigation issues associated with a patent infringement complaint (see Note 15 for additional detail on this legal matter);

•
Pretax charges of $1.8 million associated with severance and other employee-related costs associated with restructurings in PE Films ($1.5 million), Flexible Packaging Films ($0.3 million) and Aluminum Extrusions ($31,000);

•
Pretax charges of $0.8 million associated with the shutdown of the PE films manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.5 million and asset impairment and other shutdown-related charges of $0.3 million;

•
Pretax charges of $0.2 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $43,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the first nine months of 2014 include an unrealized loss on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income), of $2.9 million ($1.8 million after taxes) (none in the first nine months of 2015). Unrealized losses on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) were $0.8 million ($0.5 million after taxes) in the first nine months of 2014 (none in the first nine months of 2015) as a result of a reduction in the value of our investment that is not expected to be temporary. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia in the first nine months of 2014. See Note 8 beginning on page 12 for additional information on investments.

Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.2 million and $0.4 million in the first nine months of 2015 and 2014, respectively. Interest expense increased from $1.8 million in the first nine months of 2014 to $2.7 million in the first nine months of 2015. Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In Millions)	2015	2014
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$139.5	$134.6
Average interest rate	2.0%	1.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$139.5	$134.6
Average interest rate	2.0%	1.9%
Due to net losses from continuing operations associated with a non-deductible goodwill impairment charge of $44.5 million, the effective tax rate used to compute income taxes in the first nine months of 2015 was (52.7)%, compared to 34.6% in the first nine months of 2014. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 12 on page 19.

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2014 to September 30, 2015 are summarized as follows:

•	Accounts and other receivables decreased $5.3 million (4.7%).

•
Accounts receivable in PE Films decreased by $4.3 million primarily due to lower sales and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 43.1 days for the 12 months ended September 30, 2015 and 42.9 days for the 12 months ended December 31, 2014.

•
Accounts receivable in Flexible Packaging Films decreased by $3.7 million primarily due to the devaluation of the Brazilian Real in relationship to the U.S. Dollar, partially offset by longer payment terms for certain customers in connection with efforts to grow volumes. DSO was approximately 70.1 days for the 12 months ended September 30, 2015 and 59.5 days for the 12 months ended December 31, 2014.

•
Accounts receivable in Aluminum Extrusions increased by $2.7 million primarily due to higher sales. DSO was approximately 45.8 days for the 12 months ended September 30, 2015 and 45.3 days for the 12 months ended December 31, 2014.

•	Inventories decreased $8.8 million (11.8%).

•
Inventories in PE Films decreased by approximately $2.7 million primarily due to the lower production volumes and the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 48.1 days for the 12 months ended September 30, 2015 and 46.1 days for the 12 months ended December 31, 2014.

•
Inventories in Flexible Packaging Films decreased by approximately $6.7 million primarily due to the devaluation of the Brazilian Real in relationship to the U.S. Dollar and the timing of shipments. DIO was approximately 81.6 days for the 12 months ended September 30, 2015 and 71.8 days for the 12 months ended December 31, 2014.

•
Inventories in Aluminum Extrusions increased by $0.6 million due to the timing of purchases, partially offset by lower average aluminum prices. DIO was approximately 28.4 days for the 12 months ended September 30, 2015 and 24.1 days for the 12 months ended December 31, 2014.

•
Net property, plant and equipment decreased $41.8 million (15.5%) primarily due to depreciation expenses of $23.9 million and a change in the value of the U.S. Dollar relative to foreign currencies ($40.8 million decrease), partially offset by capital expenditures of $23.4 million.

•	Accounts payable decreased $16.7 million (17.7%).

•
Accounts payable in PE Films decreased $4.5 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 38.5 days for the 12 months ended September 30, 2015 and 35.9 days for the 12 months ended December 31, 2014.

•
Accounts payable in Flexible Packaging Films decreased $5.1 million due to the normal volatility associated with the timing of payments and the devaluation of the Brazilian Real in relationship to the U.S. Dollar. DPO was approximately 35.3 days for the 12 months ended September 30, 2015 and 35.5 days for the 12 months ended December 31, 2014.

•
Accounts payable in Aluminum Extrusions decreased by $6.5 million primarily due to the normal volatility associated with the timing of inventory purchases. DPO was approximately 48.8 days for the 12 months ended September 30, 2015 and 48.0 days for the 12 months ended December 31, 2014.

•	Accrued expenses increased by $3.0 million (9.5%) primarily due to the changes in the fair value of aluminum derivative contracts and timing differences associated with various miscellaneous accruals.

•	Income taxes receivable decreased by $0.5 million primarily due to the timing of payments.
Cash provided by operating activities was $33.3 million in the first nine months of 2015 compared with $37.2 million in the first nine months of 2014. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $22.4 million in the first nine months of 2015 compared with $27.5 million in the first nine months of 2014. Cash used in investing activities in 2015 primarily represents capital expenditures of $23.4 million.
Cash used in financing activities was $10.7 million in the first nine months of 2015 and was primarily related to the payment of regular quarterly dividends of $10.1 million (31 cents per share) and net debt repayments of $3.3 million, partially offset by proceeds from the exercise of stock options of $2.8 million. Cash used in financing activities was $8.5 million in the first nine months of 2014 and was primarily related to the payment of regular quarterly dividends of $8.1 million (25 cents per share) and net debt repayments of $0.3 million.
Further information on cash flows for the nine months ended September 30, 2015 and 2014 is provided in the consolidated statements of cash flows on page 5.

The Company has in place a five-year, unsecured revolving credit agreement that expires on April 23, 2017. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of September 30, 2015 were as follows:

Net Capitalization and Indebtedness as of September 30, 2015
(In Thousands)
Net capitalization:
Cash and cash equivalents	$46,609
Debt:
$350 million revolving credit agreement maturing April 23, 2017	134,000
Other debt	—
Total debt	134,000
Debt, net of cash and cash equivalents	87,391
Shareholders’ equity	281,750
Net capitalization	$369,141
Indebtedness as defined in revolving credit agreement:
Total debt	$134,000
Face value of letters of credit	2,684
Other	250
Indebtedness	$136,934
The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25
At September 30, 2015, the interest rate on debt under the revolving credit agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $124 million was available to borrow at September 30, 2015 based upon the most restrictive covenants.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants As of and for the Twelve Months Ended September 30, 2015 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended September 30, 2015:
Net income	$(13,205)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	6,310
Interest expense	3,641
Depreciation and amortization expense for continuing operations	37,054
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $5,706)	51,834
Charges related to stock option grants and awards accounted for under the fair value-based method	899
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	900
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(416)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	87,017
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(37,054)
Adjusted EBIT as defined in revolving credit agreement	$49,963
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at September 30, 2015:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.57x
Interest coverage ratio (adjusted EBIT-to-interest expense)	13.72x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2012)	$148,771
Maximum leverage ratio permitted	3.00x
Minimum interest coverage ratio permitted	2.50x
As of September 30, 2015, Tredegar was in compliance with all financial covenants outlined in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

At September 30, 2015, the Company had cash and cash equivalents of $46.6 million, including funds held in locations outside the U.S. of $38.3 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of PE Films). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities at September 30, 2015 and December 31, 2014 associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

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
Changes in resin, PTA and MEG prices, and the timing of those changes, could have a significant impact on profit margins in PE Films and Flexible Packaging Films. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate our casting furnaces). There is no assurance of our ability to pass through higher raw material and energy costs to our customers.
See the executive summary beginning on page 23 for discussion regarding the impact of the lag in the pass-through of resin price changes. The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for PE Films) is shown in the chart below.

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
To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days. Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.

Polyester resins, MEG and PTA used in flexible packaging films produced in Brazil are primarily purchased domestically, with other sources available mostly from Asia and the U.S. Given the nature of these products as commodities, pricing is derived from Asian pricing indexes. The volatility of the average quarterly prices for polyester fibers in Asia, which is representative of polyester resin (a primary raw material for Flexible Packaging Films) pricing trends, is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.
The volatility of average quarterly prices of PTA and MEG in Asia (raw materials used in the production of polyester resins produced by Flexible Packaging Films) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 on page 14 for additional information.

The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed using daily Midwest average prices provided by Platts.
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $89,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2015 and 2014 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30,
	2015		2014
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	10	1	12
Latin America	—	10	—	10
Asia	8	3	8	4
Total	14%	23%	14%	26%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
PE Films attempts to match the pricing and cost of polyethylene and polypropylene resin-based products in the same currency and generally views the volatility of foreign currencies (see trends for the Euro and Chinese Yuan in the chart below) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. Foreign currency exposure on income from foreign operations relates to the Euro, the Brazilian Real, the Chinese Yuan, the Hungarian Forint and the Indian Rupee.
The Company estimates that the unfavorable impact from the change in the value of foreign currencies relative to the U.S. Dollar on PE Films operating results was approximately $0.8 million in the third quarter of 2015 compared with the third quarter of 2014, and approximately $3.2 million in the first nine months of 2015 compared with the first nine months of 2014.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since filing the 2014 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

3.2
Amended and Restated Bylaws of Tredegar Corporation, as of August 6, 2015 (filed as Exhibit 3.2 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on August 10, 2015, and incorporated herein by reference).

10.1
Agreement with Mary Jane Hellyar, dated August 19, 2015 (filed as Exhibit 10.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on August 21, 2015, and incorporated herein by reference).

17.1
Letter of resignation from R. Gregory Williams, dated July 20, 2015 (filed as Exhibit 17.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on July 20, 2015, and incorporated herein by reference).

31.1
Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	November 9, 2015	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2015	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)