Form 10-K
period 2015-12-31
TREDEGAR CORP
filed 2016-02-29
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter): $560,178,695*
Number of shares of Common Stock outstanding as of January 30, 2016: 32,682,162 (32,705,198 as of June 30, 2015)

*
In determining this figure, an aggregate of 7,369,210 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2015.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
Index to Annual Report on Form 10-K
Year Ended December 31, 2015

*Items	11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS
Description of Business
Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of polyethylene (“PE”) plastic films, polyester (“PET”) films and aluminum extrusions. The financial information related to Tredegar’s PE films, PET films and aluminum extrusions segments and related geographical areas included in Note 5 of the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
Tredegar has historically reported two business segments: Film Products and Aluminum Extrusions. In the third quarter of 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. As part of its transition to a new executive leadership team, the Company’s management decided to discontinue its efforts to integrate Terphane Holdings, LLC (“Terphane”) with its PE film products operations. In separating PE Films and Flexible Packaging Films, the Company’s management believes that it will be able to more effectively manage the distinct opportunities and challenges that each of these businesses face. Therefore, the Company's reportable business segments are now PE Films, Flexible Packaging Films and Aluminum Extrusions.
PE Films
PE Films manufactures plastic films, elastics and laminate materials primarily utilized in personal care materials, surface protection films and specialty and optical lighting applications. These products are manufactured at facilities in the United States (“U.S.”), The Netherlands, Hungary, China, Brazil and India. PE Films competes in all of its markets on the basis of product innovation, quality, price and service.
Personal Care Materials. PE Films is one of the largest global suppliers of apertured, breathable, elastic and embossed films, laminate materials, and polyethylene and polypropylene overwrap films for personal care markets, including:

•
Apertured film and laminate materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinence products (including materials sold under the ComfortAire™, ComfortFeel™ and FreshFeel™ brand names);

•
Breathable, embossed and elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including elastic components sold under the ExtraFlex™, FabriFlex™, FlexAire™ and FlexFeel™ brand names);

•	Absorbent transfer layers for baby diapers and adult incontinence products sold under the AquiDry® and AquiDry Plus™ brand names;

•	Thin-gauge films that are readily printable and convertible on conventional processing equipment for overwrap for bathroom tissue and paper towels; and

•	Polypropylene films for various industrial applications, including tape and automotive protection.
In 2015, 2014 and 2013, personal care materials accounted for approximately 33%, 40% and 43% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
Surface Protection Films. PE Films produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™ and ForceField PEARL™ brand names. These films are used in high-technology applications, most notably protecting high-value components of flat panel displays used in televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2015, 2014 and 2013, surface protection films accounted for approximately 10% of Tredegar’s consolidated net sales (sales less freight) from continuing operations.
Engineered Polymer Solutions. PE Films also makes a variety of specialty films and film-based products that provide tailored functionality for the illumination market as well as various other markets. Bright View Technologies Corporation (“Bright View”), a wholly owned subsidiary of Tredegar, is a developer and producer of advanced optical management products for the LED (light-emitting diode) and fluorescent lighting markets. By leveraging multiple technology platforms, including film capabilities and its patented microstructure technology, Bright View offers engineered solutions for a wide range of applications.

PE Films’ net sales by market segment over the last three years is shown below:

% of PE Films Net Sales by Market Segment *
	2015	2014	2013
Personal care materials	75%	79%	81%
Surface protection films	23%	19%	18%
Engineered polymer solutions	2%	2%	1%
Total	100%	100%	100%

* See previous discussion by market segment for comparison of net sales to the Company’s consolidated net sales (sales less freight) from continuing operations for significant market segments for each of the years presented.

Raw Materials. The primary raw materials used by PE Films in polyethylene and polypropylene films are low density, linear low density and high density polyethylene and polypropylene resins. All of these raw materials are obtained from domestic and foreign suppliers at competitive prices, and PE Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future. PE Films also buys polypropylene-based nonwoven fabrics based on the resins previously noted and styrenic block copolymers, and it believes there will be an adequate supply of these raw materials in the foreseeable future.
Customers. PE Films sells to many branded product producers throughout the world, with the top five customers comprising 73%, 76% and 82% of its net sales in 2015, 2014 and 2013, respectively. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $164 million in 2015, $221 million in 2014 and $262 million in 2013 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G). P&G and Tredegar have a successful long-term relationship based on cooperation, product innovation and continuous process improvement. For additional information, see “Item 1A. Risk Factors” beginning on page 5.
Flexible Packaging Films
Flexible Packaging Films is comprised of Terphane, which was acquired in October 2011. Flexible Packaging Films produces polyester-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily sold in Latin America and the U.S. under the Terphane® and Sealphane® brand names. Major end uses include food packaging and industrial applications. In 2015, 2014 and 2013, Flexible Packaging Films accounted for approximately 12%, 12% and 14%, respectively, of Tredegar’s consolidated net sales (sales less freight) from continuing operations. Flexible Packaging Films competes in all of its markets on the basis of product quality, price and service.
Raw Materials. The primary raw materials used by Flexible Packaging Films in polyester films are purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”) to produce the polyester resins. Flexible Packaging Films also purchases additional polyester resins directly from suppliers. All of these raw materials are obtained from domestic and foreign suppliers at competitive prices, and Flexible Packaging Films believes that there will be an adequate supply of polyester resins as well as PTA and MEG in the foreseeable future.
Aluminum Extrusions
The William L. Bonnell Company, Inc., known in the industry as Bonnell Aluminum, and AACOA, Inc., a division of Bonnell Aluminum (together, “Aluminum Extrusions”), produce high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, consumer durables, machinery and equipment, electrical and distribution markets. Aluminum Extrusions manufactures mill (unfinished), anodized (coated) and painted and fabricated aluminum extrusions for sale directly to fabricators and distributors, and it competes primarily on the basis of product quality, service and price. Sales are made predominantly in the U.S.

The end-uses in each of Aluminum Extrusions’ primary market segments include:

Major Markets	End-Uses

Building & construction -nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays and pre-engineered structures

Building & construction -residential	Shower and tub enclosures, railing and support systems, venetian blinds, swimming pools and storm shutters

Consumer durables	Furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods

Machinery & equipment	Material handling equipment, conveyors and conveying systems, industrial modular assemblies and medical equipment

Automotive	Automotive and light truck structural components, spare parts, after-market automotive accessories, travel trailers and recreation vehicles

Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)

Electrical	Lighting fixtures, solar panels, electronic apparatus and rigid and flexible conduits
Aluminum Extrusions’ sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment (Continuing Operations)
	2015	2014	2013
Building and construction:
Nonresidential	58%	59%	60%
Residential	6%	6%	7%
Specialty:
Consumer durables	10%	12%	12%
Machinery & equipment	7%	7%	7%
Distribution	5%	5%	4%
Electrical	4%	4%	4%
Automotive	10%	7%	6%
Total	100%	100%	100%

In 2015, 2014 and 2013, nonresidential building and construction accounted for approximately 26%, 22% and 19% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
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
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be significant to PE Films. As of December 31, 2015, PE Films held 280 issued patents (81 of which are issued in the U.S.) and 107 trademarks (10 of which are issued in the

U.S.). Flexible Packaging Films held 1 patent, which is issued in the U.S. and 14 trademarks (2 of which are issued in the U.S.). Aluminum Extrusions held no U.S. patents and three U.S. trademark registrations. These patents have remaining terms ranging from 1 to 20 years. Tredegar also has licenses under patents owned by third parties.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2015, 2014 and 2013 was primarily related to PE Films. PE Films has technical centers in Durham, North Carolina; Richmond, Virginia; and Terre Haute, Indiana. Flexible Packaging has a technical center in Bloomfield, New York. R&D spending by the Company was approximately $16.2 million, $12.1 million and $12.7 million in 2015, 2014 and 2013, respectively.
Backlog. Backlogs are not material to the operations in PE Films or Flexible Packaging Films. Overall backlog for continuing operations in Aluminum Extrusions was approximately 11.8 million pounds at December 31, 2015 compared to approximately 17.0 million pounds at December 31, 2014, a decrease of 5.2 million pounds, or approximately 30%. Volume for Aluminum Extrusions, which it believes is cyclical in nature, was 170.0 million pounds in 2015, 153.8 million pounds in 2014 and 143.7 million pounds in 2013.
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
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Additional regulations are anticipated. Several of the Company’s manufacturing operations result in emissions or GHG and are subject to the current GHG regulations. The Company’s compliance with these regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but Tredegar does not anticipate compliance to have a material adverse effect on its consolidated financial condition, results of operations and cash flows based on information currently available.
Tredegar is also subject to the governmental regulations in the countries where it conducts business.
At December 31, 2015, the Company believes that it was in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where it conducts business. Environmental standards tend to become more stringent over time. In order to maintain substantial compliance with such standards, the Company may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities. Furthermore, failure to comply with current or future laws and regulations could subject Tredegar to substantial penalties, fines, costs and expenses.
Employees. Tredegar employed approximately 2,800 people at December 31, 2015.
Available Information and Corporate Governance Documents. Tredegar’s Internet address is www.tredegar.com. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation, and Nominating and Governance Committees are available on Tredegar’s website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through the Company’s website is not, and shall not be deemed to be, a part of this report or incorporated into other filings it makes with the SEC.

Item 1A.	RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. The following risk factors should be considered, in addition to the other information included in this Annual Report on Form 10-K for the year ended December 31, 2015 (“Form 10-K”), when evaluating Tredegar and its businesses:
General

•
Tredegar has an underfunded defined benefit (pension) plan. Tredegar sponsors a pension plan that covers certain hourly and salaried employees in the U.S. The plan was substantially frozen to new participants in 2007, and frozen to benefit accruals for active participants in 2014. As of December 31, 2015, the plan was underfunded under U.S. GAAP measures by $93.2 million. Tredegar expects that it will be required to make a cash contribution of approximately $6.1 million to its underfunded pension plan in 2016, and may be required to make higher cash contributions in future periods depending on the level of interest rates and investment returns on plan assets.

•
U.S. and global economic conditions could have an adverse effect on the consolidated financial condition, results of operations and cash flows of some or all of Tredegar’s operations. As a global entity, the consolidated financial condition, results of operations and cash flows for Tredegar could become more sensitive to changes in macroeconomic conditions, including fluctuations in exchange rates. Sales associated with new products and regions tend to more closely follow the cycles within the economy. Cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from lower customer demand in an economic downturn. Therefore, as such product offerings become a greater part of the Company’s business, its consolidated financial condition, results of operations and cash flows may be adversely impacted by seasonal slowdowns, cyclical downturns in the economy or changes in foreign currency rates.

•
Noncompliance with any of the covenants in the Company’s $350 million credit facility could result in all debt under the agreement outstanding at such time becoming due and limiting its borrowing capacity, which could have a material adverse effect on consolidated financial condition and liquidity. The credit agreement governing Tredegar’s revolving credit facility contains restrictions and financial covenants that could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity. Renegotiation of the covenant(s) through an amendment to the revolving credit facility may effectively cure the noncompliance, but may have a negative effect on the Company’s consolidated financial condition or liquidity depending upon how the amended covenant is renegotiated.

•
Tredegar’s performance is influenced by costs incurred by its operating companies, including, for example, the cost of raw materials and energy. These costs include, without limitation, the cost of resin (the raw material on which PE Films primarily depends), PTA and MEG (the raw materials on which Flexible Packaging Films primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts in the Quantitative and Qualitative Disclosures section on pages 36-37. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, the Company’s cost control efforts may not be sufficient to offset any additional future declines in revenue or increases in raw material, energy or other costs.

•
Substantial international operations subject the Company to risks of doing business in countries outside the U.S., which could adversely affect its consolidated financial condition, results of operations and cash flows. Risks inherent in international operations include the following, by way of example: changes in general economic conditions or governmental policies, potential difficulty enforcing agreements and intellectual property rights, modifications in foreign tax laws and incentives, staffing and managing widespread operations and the challenges of complying with a wide variety of laws and regulations, restrictions on international trade or investment, restrictions on the repatriation of income, imposition of additional taxes on income generated outside the U.S., nationalization of private enterprises, unexpected adverse changes in international laws and regulatory requirements and fluctuations in exchange rates. In the countries where Tredegar conducts its operations, significant fluctuations in the foreign currencies relative to the U.S. dollar could have a material impact on its consolidated financial condition, results of operations and cash flows. In addition, while expanding operations into emerging markets provides greater opportunities for growth, there are certain operating risks, as previously noted.

•
Tredegar may not be able to successfully identify, complete or integrate strategic acquisitions. From time to time, the Company evaluates acquisition candidates that fit its business objectives. Acquisitions involve special risks, including, without limitation, meeting revenue, margin, working capital and capital expenditure expectations that substantially drive valuation, diversion of management’s time and attention from existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements.  Acquired businesses may not achieve expected results.

•
Failure to continue to attract, develop and retain certain senior executive officers, operating company management or other key employees could adversely affect Tredegar’s businesses. The Company depends on its senior executive officers, operating company management and other key personnel to run the businesses. The loss of key personnel could have a material adverse effect on operations. Competition for qualified employees among companies that rely heavily on engineering and technology expertise is intense, and the loss of qualified employees or an inability to attract, retain and motivate highly skilled employees required for the operation and expansion of Tredegar’s businesses could hinder its ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

•
Tredegar is subject to various environmental laws and regulations and could become exposed to material liabilities and costs associated with such laws. The Company is subject to various environmental obligations and could become subject to additional obligations in the future. In the case of known potential liabilities, it is management’s judgment that the resolution of ongoing and/or pending environmental remediation obligations is not expected to have a material adverse effect on the Company’s consolidated financial condition or liquidity. In any given period(s), however, it is possible such obligations or matters could have a material adverse effect on the results of operations. Changes in environmental laws and regulations, or their application, including, but not limited to, those relating to global climate change, could subject Tredegar to significant additional capital expenditures and operating expenses. Moreover, future developments in federal, state, local and international environmental laws and regulations are difficult to predict. Environmental laws have become and are expected to continue to become increasingly strict. As a result, Tredegar expects to be subject to new environmental laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes. See Government Regulation on page 4 for a further discussion of this risk factor.

•
Material disruptions at one of the Company’s major manufacturing facilities could negatively impact financial results. Tredegar believes its facilities are operated in compliance with applicable local laws and regulations and that the Company has implemented measures to minimize the risks of disruption at its facilities. Such a disruption could be a result of any number of events, including but not limited to: an equipment failure with repairs requiring long lead times, labor stoppages or shortages, utility disruptions, constraints on the supply or delivery of critical raw materials, and severe weather conditions. A material disruption in one of the Company’s operating locations could negatively impact production and its consolidated financial condition, results of operations and cash flows.

•
An information technology system failure may adversely affect the business. Tredegar relies on information technology systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, investors, suppliers, customers and others. Some of these information systems are managed by third-party service providers. The Company has backup systems and business continuity plans in place, and takes care to protect its systems and data from unauthorized access. To date, interruptions of our information systems have been infrequent and have not had a material impact on our operations. Nevertheless, an information technology system failure due to computer viruses, internal or external security breaches, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt operations and prevent the Company from being able to process transactions with its customers, operate its manufacturing facilities, and properly report those transactions in a timely manner. A significant, protracted information technology system failure or cyber attacks or security breaches by parties intent on extracting or corrupting information or otherwise disrupting business processes may result in the loss of revenue, assets or personal or other sensitive data, cause damage to the reputation of the Company and result in legal challenges and significant remediation and other costs to the Company.

•
Tredegar is subject to credit risk that is inherent with efforts to increase market share as the Company attempts to broaden its customer base. In the event of the deterioration of operating cash flows or diminished borrowing capacity of Tredegar’s customers, the collection of trade receivable balances may be delayed or deemed unlikely. The Company’s credit risk exposure could increase as business is expanded, including on export sales which have payment terms in excess of domestic sales. In addition, the operations of the customers for Aluminum Extrusions generally follow the cycles within the economy, resulting in greater credit risk from diminished operating cash flows and higher bankruptcy rates when the economy is deteriorating or in recession.

•
An inability to renegotiate the Company’s collective bargaining agreements could adversely impact its consolidated financial condition, results of operations and cash flows. Some of the Company’s employees are represented by labor unions under various collective bargaining agreements with varying durations and expiration dates. Tredegar may not be able to satisfactorily renegotiate collective bargaining agreements when they expire, which could result in strikes or work stoppages or higher labor costs. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at the Company’s facilities in the future. Any such work stoppages (or potential work stoppages) could negatively impact Tredegar’s ability to manufacture its products and adversely affect its consolidated financial condition, results of operations and cash flows.

•
Tredegar’s valuation of its $7.5 million cost-basis investment in kaléo is volatile and uncertain. Tredegar uses the fair value method to account for its 19% ownership interest and investment in kaleo, Inc. (“kaléo”), a private specialty pharmaceutical company. There is no active secondary market for buying or selling ownership interests in kaléo. The Company’s fair value estimates can fluctuate materially between reporting periods, primarily due to variances in performance versus expectations, and kaléo’s ability to meet developmental and commercialization milestones within an anticipated time frame. Commercial sales of kaléo’s first licensed product, an epinephrine auto-injector, commenced in the first quarter of 2013, and commercial sales of its second product, a naloxone auto-injector, commenced in the third quarter of 2014.

In 2009, kaléo licensed exclusive rights to sanofi-aventis U.S. LLC (“Sanofi”) to commercialize the epinephrine auto-injector in the U.S. and Canada.  Sanofi began manufacturing and distributing the epinephrine auto-injector, under the names Auvi-Q® in the U.S. and Allerject® in Canada, in 2013.  Sanofi announced on October 28, 2015, a voluntary recall of all Auvi-Q and Allerject epinephrine auto-injectors that were previously on the market.  As a result of this recall and its adverse impact on kaléo’s expected future prospects, the Company’s estimated fair value of its investment decreased $20.5 million, or 52%, in the fourth quarter of 2015.
Kaléo may need additional financing as it addresses this recall, attempts to correct the issues with its epinephrine auto-injector that resulted in the recall, and continues to invest in its product pipeline. Whether or not kaléo could be successful in raising additional funds is uncertain. Moreover, significant dilution could occur to existing investors in any new round of financing that does occur. Even with additional financing, kaléo may not be able to resolve the recall issue or bring new technology to market.
The estimated fair value of the Company’s investment in kaléo was $18.6 million at December 31, 2015 (included in “Other assets and deferred charges” in the consolidated balance sheets).
PE Films

•
PE Films is highly dependent on sales associated with its top five customers, the largest of which is P&G. PE Films’ top five customers comprised approximately 32%, 38% and 44% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, in 2015, 2014 and 2013, respectively, with net sales to P&G alone comprising approximately 19%, 24% and 28% in 2015, 2014 and 2013, respectively. The loss or significant reduction of sales associated with one or more of these customers could have a material adverse effect on the Company’s business. Other factors that could adversely affect the business include, by way of example, (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, (ii) key customers rolling out products utilizing technologies developed by others that replace PE Films’ business with such customer, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes. While PE Films has undertaken efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with these large customers.

In recent years, PE Films lost substantial sales volume due to product transitions and suffered other losses associated with various customers (see further discussion in the Executive Summary, PE Films section on page 20).
PE Films anticipates further exposure to product transitions and lost business in certain personal care materials that could negatively affect future operating profit from ongoing operations by approximately $10 million annually, likely beginning after 2017. While it continues to identify new business opportunities with its existing customers, PE Films is also working to expand its customer base in order to create long-term growth and profitability by actively competing for new business with various customers across its full product portfolio and introducing new products and/or improvements to existing applications. There is no assurance that these efforts to expand the revenue base and mitigate this or any future loss of sales and profits from significant customers will be successful.

•
PE Films and its customers operate in highly competitive markets. PE Films competes on product innovation, quality, price and service, and its businesses and their customers operate in highly competitive markets. Global market conditions continue to exacerbate the Company’s exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. While PE Films continually works to identify new business opportunities with existing and new customers, primarily through the development of new products with improved performance and/or cost characteristics, there can be no assurances that such efforts will be successful, or that they will offset business lost from competitive dynamics or customer product transitions.

•
Growth of PE Films depends on its ability to develop and deliver new products at competitive prices. Personal care materials, surface protection films and engineered polymer solutions applications are now being made with a variety of new innovative materials and the overall cycle for bringing new films products to market has accelerated. While PE Films has substantial technological resources, there can be no assurance that its new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. A shift in customer preferences away from PE Films’ technologies, its inability to develop and deliver new profitable products, or delayed acceptance of its new products in domestic or foreign markets, could have a material adverse effect on its consolidated financial condition, results of operations and cash flows. In the long term, growth will depend on PE Films’ ability to provide innovative products at a price that meets the customers’ needs.

•
Failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact its sales and operating margins. PE Films’ plastic films serve as components for various consumer products sold worldwide. A customer’s ability to successfully develop, manufacture and market their products is integral to PE Films’ success. In addition, many customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions. During weak economic cycles, consumers of premium products made with or using PE Films’ components may shift to less premium, less expensive products, reducing the demand for PE Films’ plastic films. Cycle downturns may negatively affect businesses that use PE Films’ plastic film products, which could adversely affect sales and operating margins.

•
The Company’s inability to protect its intellectual property rights or its infringement of the intellectual property rights of others could have a material adverse impact on PE Films. PE Films operates in an industry where its significant customers and competitors have substantial intellectual property portfolios. The continued success of its business depends on its ability not only to protect its own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. Intellectual property litigation is very costly and could result in substantial expense and diversions of Company resources, both of which could adversely affect its consolidated financial condition, results of operations and cash flows. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a material adverse effect on the consolidated financial condition, results of operations and cash flows of PE Films.

•
An unstable economic environment could have a disruptive impact on PE Films’ supply chain. Certain raw materials used in manufacturing PE Films’ products are sourced from single suppliers, and PE Films may not be able to quickly or inexpensively re-source from other suppliers.  The risk of damage or disruption to its supply chain may increase if and when different suppliers consolidate their product portfolios or experience financial distress. Failure to take adequate steps to effectively manage such events, which are intensified when a product is procured from a single supplier or location, could adversely affect PE Films’ consolidated financial condition, results of operations and cash flows, as well as require additional resources to restore its supply chain.

Flexible Packaging Films

•
Uncertain economic conditions in Brazil could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films. Flexible Packaging Films and its customers operate in a highly competitive global market for PET films. In addition, its operations have been adversely impacted by ongoing unfavorable economic conditions in Brazil, its primary market, which accounted for approximately 46% of its overall sales in 2015.  These combined factors have resulted in significant competitive pricing pressures and margin compression. Tredegar has attempted to mitigate these impacts through new product offerings, cost saving measures and manufacturing efficiency initiatives, but these efforts to-date have not been sufficient, resulting in a significant decline in the operating profit for Flexible Packaging Films since its acquisition in October 2011 and further efforts may not be successful, which could adversely impact Flexible Packaging Films’ financial condition, results of operations and cash flows.

•
Governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Flexible Packaging Films. In recent years, excess global capacity in the industry has led to increased competitive pressures from imports into Brazil, the Company’s primary market for flexible packaging films. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Flexible Packaging Films. In addition to previous actions taken against UAE, Mexico and Turkey, the Brazilian government recently extended anti-dumping duties on PET films imported from China, Egypt and India, and authorities have initiated new investigations of dumping against Peru and Bahrain. Competitors not currently subject to anti-dumping duties may choose to utilize their excess capacity by selling product in Brazil, which may result in pricing pressures thereby creating margin compression that Flexible Packaging Films may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives.

Aluminum Extrusions

•
Sales volume and profitability of Aluminum Extrusions is seasonal and cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be subject to seasonality as well as large cyclical swings in volume. Because of capital intensive nature and level of fixed costs inherent in the aluminum extrusions business, the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•
The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,500 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 3% of Aluminum Extrusions’ net sales. Future success and prospects depend on its ability to provide superior service and high quality products to retain existing customers and participate in overall industry cross-cycle growth. In recent years, increased demand, primarily from the nonresidential building and construction sector, has pushed Aluminum Extrusions’ average capacity utilization in excess of 90%. Aluminum Extrusions’ ability to grow and service existing customers is closely tied to having sufficient capacity.

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

•
Aluminum Extrusions’ efforts to expand the Company’s presence in the automotive market may not be successful. Aluminum Extrusions has made significant capital investments in recent years to increase sales to automotive and light truck tier suppliers. Efforts to expand product offerings and broaden the customer base are tied to successfully substituting the Company’s aluminum extrusions for current market alternatives. New Corporate Average Fuel Economy (CAFE) standards requiring material improvements in the automotive and light truck MPG (miles per gallon) by 2025, are expected to increase demand for lighter materials used in the vehicle’s body, some of which can be supplied by Aluminum Extrusions. If the demand does not increase and/or the alternative products offered by Aluminum Extrusions are not accepted by its customers, Aluminum Extrusions may not generate expected returns on its capital investments, which could have a material adverse effect on its consolidated financial condition, results of operations and cash flows.

•
Failure to extend duties on imported products or prevent competitors from circumventing such duties could adversely impact Aluminum Extrusions. In previous years, imports into the U.S., primarily from China, represented an increasing portion of the U.S. aluminum extrusion market. However, due to an affirmative determination by the U.S. International Trade Commission in April 2011 that asserted that dumped and subsidized imports of aluminum extrusion from China unfairly and negatively impacted the domestic industry, the U.S. Department of Commerce has applied duties to these imported products. As a result, aluminum extrusion imports from China have decreased significantly. While the risk to the domestic industry has been abated for the time being, these protective duties are scheduled to expire in 2016. There are ongoing efforts within the U.S. aluminum extrusions industry to extend these protective duties. An unfavorable outcome could have a material adverse effect on the consolidated financial condition, results of operations and cash flows of Aluminum Extrusions.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
General
Most of the improved real property and the other assets used in the Company’s operations are owned, and none of the owned property is subject to an encumbrance that is considered to be material to its consolidated operations. Tredegar considers the manufacturing facilities, warehouses and other properties and assets that it owns or leases to be in generally good condition. Capacity utilization at its various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. The Company believes that its PE Films and Flexible Packaging Films manufacturing facilities have sufficient capacity to meet its current production requirements. Increased demand, primarily from the nonresidential building and construction sector, pushed Aluminum Extrusions’ average capacity utilization in excess of 90% in 2015. Tredegar’s corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.
The Company’s principal manufacturing plants and facilities are listed below:
PE Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Lake Zurich, Illinois
Durham, North Carolina (technical center and production facility) (leased)
Pottsville, Pennsylvania
Richmond, Virginia (technical center) (leased)
Terre Haute, Indiana (technical center and production facility)
	Guangzhou, China Kerkrade, The Netherlands Pune, India Rétság, Hungary São Paulo, Brazil Shanghai, China	Production of plastic films and laminate materials

Flexible Packaging Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York (technical center and production facility)	Cabo de Santo Agostinho, Brazil	Production of polyester films
Aluminum Extrusions

Locations in the U.S.	Principal Operations
Carthage, Tennessee Elkhart, Indiana Newnan, Georgia Niles, Michigan	Production of aluminum extrusions, fabrication and finishing

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of Common Stock and Shareholder Data
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol TG. The Company has no preferred stock outstanding. There were 32,682,162 shares of common stock held by 2,188 shareholders of record on December 31, 2015.
The following table shows the reported high and low closing prices of Tredegar’s common stock by quarter for the past two years.

	2015		2014
	High	Low	High	Low
First quarter	$23.07	$18.87	$28.45	$22.48
Second quarter	23.16	19.75	25.08	19.65
Third quarter	23.76	12.63	24.07	18.41
Fourth quarter	16.17	13.09	22.49	16.76
The closing price of Tredegar’s common stock on February 20, 2016 was $12.19.
Dividend Information
Tredegar has paid a dividend every quarter since becoming a public company in July 1989. During the past three years, the Company paid quarterly dividends as follows:
•11 cents per share in the last three quarters of 2015
•9 cents per share in each of the final three quarters of 2014 and first quarter of 2015;
•7 cents per share in the first quarter of 2014 and each of the quarters of 2013;
All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in the Company’s revolving credit agreement and other such considerations as the Board deems relevant. See Note 11 of the Notes to Financial Statements beginning on page 70 for the restrictions on the payment of dividends contained in the Company’s revolving credit agreement related to aggregate dividends permitted.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that its Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2015, 2014 and 2013 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2015.

Comparative Tredegar Common Stock Performance
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2015. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

Inquiries
Inquiries concerning stock transfers, dividends, dividend reinvestment, consolidating accounts, changes of address, or lost or stolen stock certificates should be directed to Computershare Investor Services, the transfer agent and registrar for the Company’s common stock:
Computershare Investor Services
P.O. Box 30170
College Station, TX 77842-3170
Phone: 800-622-6757
www.computershare.com/us/contact
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

Item 6.	SELECTED FINANCIAL DATA
The tables that follow on pages 13-18 present certain selected financial and segment information for the five years ended December 31, 2015.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2015		2014		2013		2012		2011
(In Thousands, Except Per-Share Data)

Results of Operations (g):
Sales	$896,177		$951,826		$959,346		$882,188		$794,420
Other income (expense), net	(20,113)	(b)	(6,697)	(c)	1,776	(d)	18,119	(e)	3,213	(f)
	876,064		945,129		961,122		900,307		797,633
Cost of goods sold	725,459	(b)	778,113	(c)	784,675	(d)	712,660	(e)	654,087	(f)
Freight	29,838		28,793		28,625		24,846		18,488
Selling, general & administrative expenses	71,911	(b)	69,526	(c)	71,195	(d)	73,717	(e)	67,808	(f)
Research and development expenses	16,173		12,147		12,669		13,162		13,219
Amortization of intangibles	4,073		5,395		6,744		5,806		1,399
Interest expense	3,502		2,713		2,870		3,590		1,926
Asset impairments and costs associated with exit and disposal activities	3,850	(b)	3,026	(c)	1,412	(d)	5,022	(e)	1,917	(f)
Goodwill impairment charge	44,465	(a)	—		—		—		—
	899,271		899,713		908,190		838,803		758,844
Income (loss) from continuing operations before income taxes	(23,207)		45,416		52,932		61,504		38,789
Income taxes	8,928	(b)	9,387	(c)	16,995	(d)	18,319	(e)	10,244	(f)
Income (loss) from continuing operations (g)	(32,135)		36,029		35,937		43,185		28,545
Income (loss) from discontinued operations, net of tax (g)	—		850	(g)	(13,990)	(g)	(14,934)	(g)	(3,690)	(g)
Net income	$(32,135)		$36,879		$21,947		$28,251		$24,855
Diluted earnings (loss) per share (g):
Continuing operations	$(0.99)		$1.11		$1.10		$1.34		$0.89
Discontinued operations	—		0.02	(g)	(0.43)	(g)	(0.46)	(g)	(0.12)
Net income	$(0.99)		$1.13		$0.67		$0.88		$0.77
Refer to Notes to Financial Tables on page 18.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2015	2014	2013	2012		2011
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share (m)	$8.35	$11.47	$12.46	$11.61		$12.38
Cash dividends declared per share	$0.42	$0.34	$0.28	$0.96	(k)	$0.18
Weighted average common shares outstanding during the period	32,578	32,302	32,172	32,032		31,932
Shares used to compute diluted earnings (loss) per share during the period	32,578	32,554	32,599	32,193		32,213
Shares outstanding at end of period	32,682	32,422	32,305	32,069		32,057
Closing market price per share:
High	$23.76	$28.45	$30.73	$26.29		$23.00
Low	$12.63	$16.76	$21.06	$13.49		$13.92
End of year	$13.62	$22.49	$28.81	$20.42		$22.22
Total return to shareholders (h)	(37.6)%	(20.8)%	42.5%	(3.8)%		15.6%
Financial Position:
Total assets (l)	$623,260	$788,626	$793,008	$783,165		$780,610
Cash and cash equivalents	$44,156	$50,056	$52,617	$48,822		$68,939
Debt	$104,000	$137,250	$139,000	$128,000		$125,000
Shareholders’ equity (net book value)	$272,748	$372,029	$402,664	$372,252		$396,907
Equity market capitalization (i)	$445,131	$729,173	$930,711	$654,857		$712,307
Refer to Notes to Financial Tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (j)
	2015	2014	2013	2012	2011
(In Thousands)
PE Films	$385,550	$464,339	$495,386	$473,849	$507,284
Flexible Packaging Films	105,332	114,348	125,853	138,028	28,256
Aluminum Extrusions	375,457	344,346	309,482	245,465	240,392
Total net sales	866,339	923,033	930,721	857,342	775,932
Add back freight	29,838	28,793	28,625	24,846	18,488
Sales as shown in Consolidated Statements of Income	$896,177	$951,826	$959,346	$882,188	$794,420

Identifiable Assets
	2015	2014	2013	2012	2011
(In Thousands)
PE Films	$270,236	$283,606	$291,377	$301,175	$329,961
Flexible Packaging Films	146,253	262,604	265,496	250,667	244,610
Aluminum Extrusions	136,935	143,328	134,928	129,279	78,661
Subtotal	553,424	689,538	691,801	681,121	653,232
General corporate	25,680	49,032	48,590	53,222	40,917
Cash and cash equivalents	44,156	50,056	52,617	48,822	68,939
Identifiable assets from continuing operations	623,260	788,626	793,008	783,165	763,088
Discontinued operations (g)	—	—	—	—	17,522
Total	$623,260	$788,626	$793,008	$783,165	$780,610
Refer to Notes to Financial Tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
	2015		2014		2013		2012		2011
(In Thousands)

PE Films:
Ongoing operations	$48,275		$60,971		$61,866		$76,003		$58,067
Plant shutdowns, asset impairments, restructurings and other	(4,180)	(b)	(12,236)	(c)	(671)	(d)	1,011	(e)	(901)	(f)
Flexible Packaging Films:
Ongoing operations	5,453		(2,917)		9,100		(6,053)		1,426
Plant shutdowns, asset impairments, restructurings and other	(185)		(591)		—		(1,120)		(5,906)
Goodwill impairment charge	(44,465)	(a)	—		—		—		—
Aluminum Extrusions:
Ongoing operations	30,432		25,664		18,291		9,037		3,457
Plant shutdowns, asset impairments, restructurings and other	(708)	(b)	(976)	(c)	(2,748)	(d)	(5,427)	(e)	58	(f)
Total	34,622		69,915		85,838		73,451		56,201
Interest income	294		588		594		418		1,023
Interest expense	3,502		2,713		2,870		3,590		1,926
Gain (loss) on investment accounted for under the fair value method	(20,500)		2,000	(c)	3,400	(d)	16,100	(e)	1,600	(f)
Gain on sale of investment property	—		1,208	(c)	—		—		—
Unrealized loss on investment property	—		—		1,018	(d)	—		—
Stock option-based compensation expense	483		1,272		1,155		1,432		1,940
Corporate expenses, net	33,638	(b)	24,310	(c)	31,857	(d)	23,443	(e)	16,169	(f)
Income (loss) from continuing operations before income taxes	(23,207)		45,416		52,932		61,504		38,789
Income taxes	8,928	(b)	9,387	(c)	16,995	(d)	18,319	(e)	10,244	(f)
Income (loss) from continuing operations	(32,135)		36,029		35,937		43,185		28,545
Income (loss) from discontinued operations, net of tax (g)	—		850	(g)	(13,990)	(g)	(14,934)	(g)	(3,690)	(g)
Net income	$(32,135)		$36,879		$21,947		$28,251		$24,855
Refer to Notes to Financial Tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
	2015	2014	2013	2012	2011
(In Thousands)
PE Films	$15,480	$21,399	$25,656	$28,962	$34,201
Flexible Packaging Films	9,697	9,331	9,676	10,240	2,114
Aluminum Extrusions	9,698	9,974	9,202	9,984	8,333
Subtotal	34,875	40,704	44,534	49,186	44,648
General corporate	107	114	121	73	75
Total continuing operations	34,982	40,818	44,655	49,259	44,723
Discontinued operations (g)	—	—	—	10	12
Total depreciation and amortization expense	$34,982	$40,818	$44,655	$49,269	$44,735

Capital Expenditures
	2015	2014	2013	2012	2011
(In Thousands)
PE Films	$21,218	$17,000	$15,615	$5,965	$10,783
Flexible Packaging Films	3,489	21,806	49,252	24,519	2,324
Aluminum Extrusions	8,124	6,092	14,742	2,332	2,697
Subtotal	32,831	44,898	79,609	32,816	15,804
General corporate	—	—	52	436	76
Capital expenditures for continuing operations	32,831	44,898	79,661	33,252	15,880
Discontinued operations	—	—	—	—	—
Total capital expenditures	$32,831	$44,898	$79,661	33,252	15,880
Refer to Notes to Financial Tables on page 18.

NOTES TO FINANCIAL TABLES

(a)
Results for 2015 included a goodwill impairment charge of $44.5 million ($44.5 million after taxes) recognized in Flexible Packaging Films in the third quarter of 2015 upon completion of an impairment analysis performed as of September 30, 2015. See further discussion in Executive Summary beginning on page 19.

(b)
Plant shutdowns, asset impairments, restructurings and other charges for 2015 include charges of $3.9 million (included in “Selling, general and administrative” in the consolidated statements of income) for severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers; charges of $2.2 million associated with the consolidation of domestic PE Films manufacturing facilities, which includes severance and other employee-related costs of $0.8 million, asset impairments of $0.4 million, accelerated depreciation of $0.4 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.6 million ($0.1 million is included in “Cost of goods sold” in the consolidated statements of income); charge of $2.2 million for severance and other employee-related costs associated with restructurings in PE Films ($2.0 million) ($0.4 million included in “Selling, general and administrative expense” in the consolidated statement of income), Flexible Packaging Films ($0.2 million), Aluminum Extrusions ($35,000) and Corporate ($26,000); charges of $1.0 million associated with a non-recurring business development project (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.4 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana; and charges of $0.3 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The unrealized loss on the Company’s investment in kaléo of $20.5 million is included in “Other income (expense), net” in the consolidated statements of income.

(c)
Plant shutdowns, asset impairments, restructurings and other for 2014 include a charge of $10.0 million (included in “Other income (expense), net” in the consolidated statements of income) associated with the one-time, lump sum license payment to 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint; charges of $2.3 million for severance and other employee-related costs in connection with restructurings in PE Films ($1.7 million), Flexible Packaging Films ($0.6 million) and Aluminum Extrusions ($31,000); charges of $0.9 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.7 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million; gain of $0.1 million related to the sale of previously shutdown film products manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and charges of $54,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana. The unrealized gain on the Company’s investment in kaléo of $2.0 million; the unrealized loss on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P. (“Harbinger”) of $0.8 million and the gain on sale on a portion the Company’s investment property in Alleghany and Bath County, Virginia was $1.2 million in 2014 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes from continuing operations in 2014 includes the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from foreign currency translation adjustments.

(d)
Plant shutdowns, asset impairments, restructurings and other for 2013 include a charge of $1.7 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.6 million associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana; charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment charges of $0.2 million; charges of $0.4 million for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($0.3 million) and PE Films ($0.1 million); charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; and a loss of $0.1 million related to the sale of previously impaired machinery and equipment at the Company’s film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income). The unrealized gain on the Company’s investment in kaléo of $3.4 million, the unrealized loss on the Company’s investment in Harbinger of $0.4 million and the unrealized loss on the Company’s investment property in Alleghany and Bath County, Virginia of $1.0 million in 2013 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2013 include the recognition of an additional valuation allowance of $0.4 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(e)
Plant shutdowns, asset impairments, restructurings and other for 2012 include a net charge of $3.6 million associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana, which included accelerated depreciation for property and equipment of $2.4 million (included in “Cost of goods sold” in the consolidated statement of income), severance and other employee-related costs of $1.2 million and other shutdown-related charges of $2.3 million, partially offset by adjustments to inventories accounted for under the last-in, first-out method of $1.5 million (included in “Cost of goods sold” in the consolidated statements of income) and gains of $0.8 million (included in “Other income (expense), net” in the consolidated statements of income); a gain of $1.3 million in PE Films (included in “Other income (expense), net” in the consolidated statements of income) associated with an insurance recovery on idle equipment that was destroyed in a fire at an outside warehouse; charges of $1.3 million for acquisition-related expenses (included in “Selling, general and administrative expenses in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $1.1 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Tredegar; gain of $1.1 million (included in “Other income (expense), net” in the consolidated statements of income) on the sale of assets associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; losses of $0.8 million for asset impairments associated with a previously shutdown film products manufacturing facility in LaGrange, Georgia; charges of $0.5 million for severance and other employee-related costs in connection with restructurings in PE Films ($0.3 million) and Aluminum Extrusions ($0.2 million); charges of $0.2 million for asset impairments in PE Films; charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA by Aluminum Extrusions; charges of $0.1 million associated with purchase accounting adjustments made to the value of inventory sold by Aluminum Extrusions after its acquisition of AACOA; and a charge of $0.1 million (included in “Costs of goods sold” in the consolidated statements of income) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income). The unrealized gain on the Company’s investment in kaléo of $16.1 million and the unrealized loss on the Company’s investment in Harbinger of $1.1 million in 2012 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2012 include the recognition of an additional valuation allowance of $1.3 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(f)
Plant shutdowns, asset impairments, restructurings and other for 2011 include charges of $4.8 million for acquisition-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Tredegar; charges of $1.4 million for asset impairments in PE Films; a gain of $1.0 million on the disposition of the film products business in Roccamontepiano, Italy (included in “Other income (expense), net” in the consolidated statements of income), which includes the recognition of previously unrecognized foreign currency translation gains of $4.3 million that were associated with the business; charges of $0.7 million associated with purchase accounting adjustments made to the value of inventory sold by Tredegar after its acquisition of Terphane (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.5 million for severance and other employee related costs in connection with restructurings in PE Films; charges of $0.4 million for integration-related expenses (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of Terphane by Tredegar; and gains of $0.1 million associated with Aluminum Extrusions for timing differences between the recognition of realized losses on aluminum futures contracts and related revenues from the delayed fulfillment by customers of fixed-price forward purchase commitments (included in “Cost of goods sold” in the consolidated statements of income). The unrealized gain on the Company’s investment in kaléo of $1.6 million and the unrealized loss on the Company’s investment in Harbinger of $0.6 million in 2011 are included in “Other income (expense), net” in the consolidated statements of income.

Equity market capitalization is the closing market price per share for the period multiplied by the shares outstanding at the end of the period.

(g)
On November 20, 2012, Tredegar sold its membership interests in Falling Springs, LLC. All historical results for this business have been reflected in discontinued operations. In 2012, discontinued operations also includes an after-tax loss of $2.0 million from the sale of Falling Springs in addition to operating results through the closing date. In 2012 and 2011, net income of $0.5 million and $0.7 million, respectively, have been reclassified to discontinued operations. On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2014, accruals for indemnifications under the purchase agreement were adjusted, resulting in income from discontinued operations of $0.9 million. In 2013, 2012 and 2011, discontinued operations include after-tax charges of $14.0 million and $13.4 million and $4.4 million, respectively, to accrue for indemnifications under the purchase agreement related to environmental matters.

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

(k)
In addition to quarterly dividends of 4 1/2 cents per share in the first and second quarters and 6 cents per share in the third and fourth quarters of 2012, there was a special one-time dividend of 75 cents per share in December 2012.

(l)
Total assets in 2015 are not comparable to prior years due to the adoption of new FASB guidance associated with the classification of deferred income tax assets and liabilities. See Note 17 to the Notes to the Financial Statements for additional details.

(m)	Equity per share is computed by dividing Shareholders’ equity at year end by the shares outstanding at end of period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
General
Tredegar is a manufacturer of polyethylene (“PE”) plastic films, polyester films, and aluminum extrusions. Descriptions of all of the Company’s businesses are provided in the Business section on pages 1-4.
Sales from continuing operations were $896.2 million in 2015 compared to $951.8 million in 2014. Net loss from continuing operations was $32.1 million ($0.99 per diluted share) in 2015, compared with net income from continuing operations of $36.0 million ($1.11 per diluted share) in 2014. The net loss from continuing operations in 2015 included the following:
•The write-off of all goodwill associated with Flexible Packaging Films ($44.5 million); and

•	An unrealized loss on the Company’s investment in kaléo ($20.5 million), which is accounted for under the fair value method.
Other losses associated with plant shutdowns, asset impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in Results of Continuing Operations beginning on page 26.
Tredegar has historically reported two business segments: Film Products and Aluminum Extrusions. In 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. PE Films is comprised of personal care materials, surface protection films and engineered polymer solutions, and Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane, which was acquired by the Company in October 2011. As part of its transition to a new executive leadership team, the Company’s management decided to discontinue its efforts to integrate Terphane with its PE film products operations. In separating PE Films and Flexible Packaging Films, the Company’s management believes that it will be able to more effectively manage the distinct opportunities and challenges that each of these businesses face. Therefore, the Company's business segments are now PE Films, Flexible Packaging Films and Aluminum Extrusions. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments. See also the Business Segment Review beginning on page 39.

PE Films
A summary of operating results for PE Films is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2015	2014	% Change
Sales volume (pounds)	160,283	175,203	(8.5)%
Net sales	$385,550	$464,339	(17.0)%
Operating profit from ongoing operations	$48,275	$60,971	(20.8)%
Net sales in 2015 decreased by $78.8 million versus 2014, primarily due to lower volume ($46.3 million), mainly from lost business and product transitions, and the unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. ($25.9 million).
Sales volume in 2015 declined as a result of the wind down of shipments for certain personal care materials due to various product transitions and lost business, primarily with PE Films’ largest customer. In addition, efforts to consolidate domestic manufacturing facilities in PE Films commenced in the third quarter of 2015. This restructuring project is not expected to be completed until the second half of 2017, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million. The table below summarizes the pro forma operating profit from ongoing operations for 2015 and 2014, had the impact of the events noted in the Restructuring section below been fully realized in each period:

	Twelve Months Ended December 31,
(In Thousands)	2015	2014
Operating profit from ongoing operations, as reported	$48,275	$60,971
Contribution to operating profit from ongoing operations associated with lost business:
Certain babycare elastic films sold in North America	—	2,106
Product transitions & other lost business before restructurings & fixed costs reduction	13,349	22,686
Operating profit from ongoing operations net of the impact of business that will be fully eliminated in future periods	34,926	36,179
Estimated future benefit of North American facility consolidation	5,200	5,200
Pro forma estimated operating profit from ongoing operations	$40,126	$41,379
Net sales associated with lost business and product transitions that have yet to be fully eliminated were approximately $38.5 million and $84.5 million in 2015 and 2014, respectively.
Net of the impact of product transitions and lost business, pro forma estimated operating profit from ongoing operations in 2015 decreased by $1.3 million versus 2014 due to the following:

•	An increase in volume of over 6% and a favorable mix for surface protection films ($4.2 million);

•	A decrease in volume for polyethylene overwrap films and other personal care materials ($2.4 million);

•	The favorable lag in the pass-through of average resin costs of $1.3 million in 2015 versus a negative $0.1 million in 2014;

•	An increase in foreign currency translation and transaction losses ($3.7 million); and

•	Other factors including higher research and development costs partially offset by lower depreciation.
The competitive dynamics in PE Films require continuous development of new products to improve cost and performance for customers. PE Films anticipates additional exposure to product transitions and lost business in certain personal care materials. The estimated additional adverse impact to future operating profit from ongoing operations relating to such exposure is $10 million annually, which would not likely occur until after 2017.

Restructuring
PE Films believes that most of the growth in the demand for its products will come from markets outside of North America. In recent years, PE Films made significant capacity investments in foreign markets to better meet its customers’ desire for local supply. With increasing levels of production shifting to the PE Films manufacturing facilities located outside of North America, PE Films believes that consolidating its domestic PE Films manufacturing facilities provides an opportunity to reduce fixed manufacturing costs.
On July 7, 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. Given PE Films’ focus on maintaining product quality and customer satisfaction, the Company anticipates that these activities will be completed in the middle of 2017. Total pre-tax cash expenditures associated with restructuring the Lake Zurich manufacturing facility are expected to be approximately $15-16 million over this period, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million.
The Company expects to recognize costs associated with the exit and disposal activities of approximately $4-5 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $2-3 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $2.2 million in 2015 ($1.7 million included in “Asset impairments and costs associated with exit and disposal activities” and $0.5 million included in “Cost of goods sold” in the consolidated statement of income).
Total estimated cash expenditures of $15-16 million over the project period include the following:

•	Cash outlays associated with previously discussed exit and disposal expenses of approximately $4 million;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the U.S. of approximately $10 million;

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility; and

•	Additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines.
Cash expenditures for the North American facility consolidation project were $3.1 million in 2015, which includes $2.5 million for capital expenditures.
Capital Expenditures and Depreciation & Amortization
Capital expenditures in PE Films were $21.2 million in 2015 compared to $17.0 million in 2014. Capital expenditures are projected to be $30 million in 2016, including approximately $10 million for routine items required to support operations. Capital spending for strategic projects in 2016 includes expansion of elastics capacity in Europe, expansion of surface protection films capacity in China and the North American facility consolidation. Depreciation expense was $15.4 million in 2015 and $21.1 million in 2014. Depreciation expense is projected to be $15 million in 2016. Amortization expense was $0.1 million in 2015 and $0.3 million in 2014, and is projected to be $0.1 million in 2016.

Flexible Packaging Films
A summary of operating results for Flexible Packaging Films, which excludes the goodwill impairment charge discussed below, is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2015	2014	% Change
Sales volume (pounds)	82,347	72,064	14.3%
Net sales	$105,332	$114,348	(7.9)%
Operating profit (loss) from ongoing operations	$5,453	$(2,917)	-

Net sales in 2015 decreased 7.9% versus 2014 primarily due to competitive pricing pressures and the pass-through to customers of lower raw material costs, partially offset by a 14.3% increase in sales volume.

Operating profit (loss) from ongoing operations improved from a loss of $2.9 million in 2014 to income of $5.5 million in 2015 ($8.4 million improvement), primarily due to the following:

•
An improvement of $1.4 million in 2015 versus 2014 due to lower general, sales and administration costs of $1.2 million and operating efficiencies of $0.9 million, partially offset by lower margins of $0.7 million primarily from competitive pricing pressures;

•	Foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil of $3.5 million in 2015 versus $0.5 million in 2014;

•	The estimated lag in the pass through of lower raw material costs of $1.0 million in 2015 (none in 2014);

•
Net refunds of $1.6 million in 2015 as a result of the reinstatement by the U.S. in the third quarter of 2015 of the Generalized System of Preferences (GSP) program allowing for duty-free shipment of Terphane’s products to the U.S. versus duties paid of $1.1 million in 2014; and

•	The favorable settlement of certain loss contingencies of $0.6 million in 2015 versus $0.3 million in 2014.
Capital Expenditures, Depreciation & Amortization and Goodwill Impairment Charge
Capital expenditures were $3.5 million in 2015 compared to $21.8 million in 2014. Capital expenditures in 2014 included $17 million for the capacity expansion project at a manufacturing facility in Cabo de Santo Agostinho, Brazil. Capital expenditures are projected to be $5 million in 2016, including approximately $3 million for routine items required to support operations. Depreciation expense was $6.8 million in 2015 and $5.8 million in 2014. Depreciation expense is projected to be $6 million in 2016. Amortization expense was $2.9 million in 2015 and $3.5 million in 2014, and is projected to be $3 million in 2016.
During the third quarter of 2015, the Company performed a goodwill impairment assessment related to Flexible Packaging Films. This review was undertaken as a result of the continued competitive pressures related to ongoing unfavorable economic conditions in Flexible Packaging Films’ primary market of Brazil and excess global industry capacity. The assessment resulted in a full write-off of the goodwill of $44.5 million associated with the acquisition of Terphane. The Company believes that unfavorable business conditions in its markets have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins. Authorities in Brazil have initiated new investigations of dumping against Peru and Bahrain. These new investigations follow recent favorable anti-dumping rulings issued by the Brazilian government against China, Egypt and India, which were in addition to previous actions taken against United Arab Emirates, Mexico, and Turkey.

Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2015	2014	% Change
Sales volume (pounds)	170,045	153,843	10.5%
Net sales	$375,457	$344,346	9.0%
Operating profit from ongoing operations	$30,432	$25,664	18.6%
Net sales in 2015 increased in comparison to 2014 primarily due to higher sales volume in all major markets, offset by a decrease in average selling prices. Higher sales volume had a favorable impact of $40.6 million in 2015 compared to 2014. The decrease in average selling prices, which reduced net sales by $9.5 million, were mainly due to lower aluminum costs and mix changes.
Operating profit from ongoing operations in 2015 increased $4.8 million primarily as a result of higher volume partially offset by new hire costs and other production inefficiencies that occurred in the first three quarters of 2015.
Capital Expenditures and Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $8.1 million in 2015 compared to $6.1 million in 2014. Capital expenditures are projected to be $24 million in 2016, which includes approximately $5 million for routine items required to support operations and approximately $14 million of a total $18 million expected to add extrusions capacity at the Niles facility. Depreciation expense was $8.7 million in 2015 compared to $8.3 million in 2014, and is projected to be $9 million in 2016. Amortization expense was $1.0 million in 2015 and $1.6 million in 2014, and is projected to be $1 million in 2016.
Corporate Expenses, Interest and Income Taxes
Pension expense was $12.3 million in 2015, an unfavorable change of $5.6 million from 2014 primarily due to a drop in the discount rate. Most of the impact on earnings from higher pension expense is reflected in “Corporate expenses, net” in the Net Sales and Operating Profit by Segment table. Pension expense is projected to be $11.3 million in 2016. Corporate expenses, net increased in 2015 versus 2014 primarily due to the increase in pension expense noted above, business development costs and corporate severance charges. In 2015, corporate expenses, net included non-recurring costs of $4.9 million, which consisted mainly of business development costs of $1.0 million and severance and other employee-related charges of $3.9 million associated with the resignations of the Company’s former chief executive and chief financial officers in the second quarter of 2015. In 2014, corporate expenses, net included non-recurring costs of $0.9 million.
Interest expense was $3.5 million in 2015 in comparison to $2.7 million in 2014.
The effective tax rate used to compute income taxes for income from continuing operations was a negative 38.5% in 2015 compared to a positive 20.7% in 2014. The effective tax rate for 2015 was significantly lowered by 68.1% due to the non-deductible goodwill impairment charge of $44.5 million associated with the acquisition of Terphane. The effective tax rate in 2014 was lowered by 14.3% due to the partial reversal of a valuation allowance, and the reversal of deferred tax liabilities recorded on unremitted earnings of foreign subsidiaries and other special items. More information on the significant differences between the effective tax rate for income from continuing operations and the U.S. federal statutory rate for 2015 and 2014 are further detailed in the effective income tax rate reconciliation provided in Note 17 of the Notes to Financial Statements beginning on Page 79.
Net debt (debt in excess of cash and cash equivalents) was $59.8 million at December 31, 2015, compared with $87.2 million at December 31, 2014. Net debt is calculated as follows:

(in millions)	December 31, 2015	December 31, 2014
Debt	$104.0	$137.3
Less: Cash and cash equivalents	44.2	50.1
Net debt	$59.8	$87.2

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
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of December 31, 2015, reporting units in PE Films and Aluminum Extrusions carried goodwill balances. All goodwill associated with Flexible Packaging Films was impaired in the third quarter of 2015. The remaining goodwill was tested for impairment at the annual testing date, with the estimated fair value of the tested units substantially exceeding the carrying value of the net assets.
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
Based upon assessments performed as to the recoverability of long-lived identifiable assets, the Company recorded asset impairment losses for continuing operations of $0.2 million in 2015 (none in 2014 and 2013).
Investment Accounted for Under the Fair Value Method
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaléo (formerly Intelliject, Inc.), a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2015, Tredegar’s ownership interest was approximately 19% on a fully diluted basis.
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

At December 31, 2015 and 2014, the fair value of the Company’s investment in kaléo (the carrying value included in “Other assets and deferred charges” in the consolidated balance sheet) was $18.6 million and $39.1 million, respectively. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% at both December 31, 2015 and 2014. The fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2015, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the Company’s interest in kaléo by approximately $4 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $4 million. See Note 4 of the Notes to Financial Statements on page 61 for more information.
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
The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, the pension liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 4.55%, 4.17% and 4.99% at the end of 2015, 2014 and 2013, respectively, with changes between periods due to changes in market interest rates. Pay for active participants of the plan was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at two (one as of February 1, 2016) of the Company’s U.S. manufacturing facilities, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets, which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately (1.8)%, 4.1% and 11.2% in 2015, 2014 and 2013, respectively. The expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 7.5% in 2015, 7.75% in 2014 and 2013, 8.0% in 2012 and 8.25% from 2009 to 2011. The Company anticipates that its expected long-term return on plan assets will be 7.0% for 2016. See Note 14 of the Notes to Financial Statements on page 74 for more information on expected long-term return on plan assets and asset mix.
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
For financial reporting purposes, unrecognized tax benefits on uncertain tax positions were $4.0 million, $3.3 million and $2.2 million as of December 31, 2015, 2014 and 2013, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of interest and penalties. Accordingly, the Company also accrues for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was $0.4 million, $0.3 million and $0.2 million at December 31, 2015, 2014 and 2013, respectively ($0.2 million, $0.2 million and $0.1 million, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2012.

As of December 31, 2015 and 2014, valuation allowances relating to deferred tax assets were $13.3 million and $14.6 million, respectively. For more information on deferred income tax assets and liabilities, see Note 17 of the Notes to Financial Statements beginning on Page 79.
Recently Issued Accounting Standards
Refer to the section Recently Issued Accounting Statements in Note 1 of the Notes to Financial Statements beginning on page 53 for information concerning the effect of recently issued accounting pronouncements.
Results of Continuing Operations
2015 versus 2014
Revenues. Sales in 2015 decreased by 5.8% compared with 2014 due to lower sales by PE Films and Flexible Packaging Films, partially offset by higher sales in Aluminum Extrusions. Net sales decreased 17.0% in PE Films primarily due to lower volume, a decrease in average selling prices due to competitive pricing pressures and lower input costs and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales decreased 7.9% in Flexible Packaging Films primarily due to competitive pricing pressures and the pass-through to customers of lower raw material costs, partially offset by an increase in sales volume. Net sales increased 9.0% in Aluminum Extrusions primarily due to higher sales volume in all markets, offset by a decrease in average selling prices driven mainly by lower aluminum costs and mix changes. For more information on net sales and volume, see the Executive Summary beginning on page 19.
Operating Costs and Expenses. Consolidated gross profit margin (sales minus cost of goods sold and freight as a percentage of sales) was 15.7% in 2015 and 15.2% in 2014. The gross profit margin in PE Films increased due to a favorable lag in the pass-through of average resin costs and higher productivity in surface protection films offset by lower volume, partially offset by competitive pricing pressures and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Flexible Packaging Films increased primarily as a result of higher sales volume, lower manufacturing costs, foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil, a favorable lag in the pass through of lower raw material costs and net refunds of export duties paid. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume partially offset by new hire costs and other production inefficiencies that occurred in the first three quarters of 2015. Consolidated gross profit as a percentage of sales was negatively impacted by higher pension expenses in 2015 compared to 2014. Most of the impact of higher pension expense is not allocated to PE Films or Aluminum Extrusions. For more information on operating costs and expenses, see the Executive Summary beginning on page 19.
As a percentage of sales, selling, general and administrative and R&D expenses were 9.8% in 2015, which increased from 8.6% in 2014. The increase in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers and costs incurred on a non-recurring business development project.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2015 totaled $10.1 million ($6.4 million after taxes) and unless otherwise noted below, are included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2015 included:

•
A second quarter charge of $3.9 million ($2.5 million after taxes) for severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A fourth quarter charge of $1.0 million ($0.6 million after taxes) and a third quarter charge of $1.2 million ($0.7 million) associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.8 million, asset impairments of $0.4 million, accelerated depreciation of $0.4 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.6 million ($0.1 million is included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter charge of $1.1 million ($0.7 million after taxes) in PE Films ($0.4 million included in “Selling, general and administrative expense” in the consolidated statement of income), a third quarter charge of $0.9 million ($0.6 million after taxes) in PE Films ($0.9 million), Aluminum Extrusions ($35,000) and Corporate ($26,000, included in “Corporate expenses, net” in the statement of net sales and operating profit by segment) and a second quarter charge of $0.3 million ($0.2 million after taxes) in Flexible Packaging Films ($0.3 million) and PE Films ($7,000) for severance and other employee-related costs, and a first quarter reversal of previously accrued severance and other employee related costs of $67,000 ($43,000 after taxes) in Flexible Packaging Films, all associated with restructurings;

•
A fourth quarter charge of $1.0 million ($0.6 million after taxes) associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statement of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A fourth quarter charge of $31,000 ($19,000 after taxes), a third quarter charge of $0.3 million ($0.2 million after taxes), a second quarter charge of $18,000 ($11,000 after taxes) and a first quarter charge of $15,000 ($9,000 after taxes) associated with the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana; and

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Results in 2015 included a goodwill impairment charge of $44.5 million ($44.5 million after taxes) recognized in Flexible Packaging Films in the third quarter of 2015 upon completion of an impairment analysis performed as of September 30, 2015. See further discussion in Executive Summary beginning on page 19. Results in 2015 also included an unrealized loss on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $20.5 million ($15.7 million after taxes; see further discussion in Investment Accounted for Under the Fair Value Method beginning on page 24).
For more information on costs and expenses, see the Executive Summary beginning on page 19.
Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.3 million in 2015, compared to $0.6 million in 2014.
Interest expense, which is net of amounts capitalized and included in property, plant and equipment ($0.4 million and $1.1 million capitalized in 2015 and 2014, respectively), was $3.5 million in 2015, compared to $2.7 million for 2014. Average debt outstanding and interest rates were as follows:

(In Millions)	2015	2014
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$135.1	$136.5
Average interest rate	2.0%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$135.1	$136.5
Average interest rate	2.0%	2.0%
Income Taxes. The effective income tax rate from continuing operations was (38.5)% in 2015 compared with 20.7% in 2014. The effective tax rate for 2015 was significantly lower due to the non-deductible goodwill impairment charge of $44.5 million associated with the acquisition of Terphane. Income taxes from continuing operations in 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. Factors impacting the effective tax rate for 2015 and 2014 are further detailed in the effective income tax rate reconciliation provided in Note 17 of the Notes to Financial Statements beginning on Page 79.
2014 versus 2013
Revenues. Sales in 2014 decreased by 0.8% compared with 2013 due to lower sales in PE Films and Flexible Packaging Films, partially offset by higher sales in Aluminum Extrusions. Net sales decreased 6.3% in PE Films primarily due to lower volume and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales decreased 9.1% in Flexible Packaging Films primarily due to lower volume and a decrease in average selling prices due to competitive pricing pressures and lower input costs. Net sales increased 11.3% in Aluminum Extrusions primarily due to higher sales volume and an increase in average selling prices mainly driven by inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products and an increase in fabricated components. For more information on net sales and volume, see the Executive Summary beginning on page 19.
Operating Costs and Expenses. Consolidated gross profit margin was 15.2% in 2014 and 15.2% in 2013. Gross profit as a percentage of sales was favorably impacted by lower pension expenses in 2014 compared to 2013. Most of the impact of lower pension expense is not allocated to PE Films or Aluminum Extrusions. The gross profit margin in PE Films decreased due to lower volume, partially offset by the favorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Flexible Packaging Films decreased due to lower volume, competitive pricing pressures and higher manufacturing costs, partially offset by foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil. The gross profit margin in Aluminum Extrusions increased primarily as a result of improved product mix, higher volume, additional manufacturing efficiencies and improved pricing on value-added services. For more information on operating costs and expenses, see the Executive Summary beginning on page 19.
As a percentage of sales, selling, general and administrative and R&D expenses were 8.6% in 2014, which decreased from 8.7% in 2013. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the reduction of selling, general and administrative costs in Aluminum Extrusions and lower performance-based incentive costs.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2014 totaled $13.8 million ($9.3 million after taxes), and unless otherwise noted below, are included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2014 included:

•
A second quarter charge of $10.0 million ($6.8 million after taxes) associated with a one-time, lump sum license payment to the 3M Company after the Company settled all litigation issues associated with a patent infringement complaint (included in “Other income (expense), net” in the consolidated statements of income);

•
A fourth quarter charge of $0.5 million ($0.3 million after taxes) in Flexible Packaging Films ($0.3 million) and PE Films ($0.2 million), a third quarter charge of $0.4 million ($0.2 million after taxes) in Flexible Packaging Films ($0.3 million), PE Films ($78,000) and Aluminum Extrusions ($31,000), a second quarter charge of $0.6 million ($0.4 million after taxes) in PE Films and a first quarter charge of $0.8 million ($0.5 million after taxes) in PE Films for severance and other employee-related costs associated with restructurings;

•
A fourth quarter charge of $0.7 million ($0.4 million after taxes), a third quarter charge of $75,000 ($46,000 after taxes) and a second quarter charge of $0.2 million ($0.1 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter adjustment of previously accrued severance and other employee-related costs of $0.1 million ($63,000 after taxes) and a third quarter charge of $37,000 ($23,000 after taxes), a second quarter charge of $0.3 million ($0.2 million after taxes) and a first quarter charge of $0.5 million ($0.3 million after taxes) associated with the shutdown of the PE Films’ manufacturing facility in Red Springs, North Carolina, which includes net severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million;

•
A fourth quarter gain of $0.1 million ($73,000 after taxes) related to the sale of a previously shutdown PE Films’ manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and

•
A fourth quarter charge of $11,000 ($7,000 after taxes), a third quarter charge of $20,000 ($12,000 after taxes) and a second quarter charge of $24,000 ($15,000 after taxes) associated with the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana.

On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada for $25.0 million. All historical results for this business have been reflected as discontinued operations. Accruals for indemnifications under the purchase agreement related to environmental matters were adjusted in 2014, resulting in income from discontinued operations of $0.9 million ($0.9 million after taxes).
Results in 2014 include an unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $2.0 million ($1.0 million after taxes; see further discussion in Investment Accounted for Under the Fair Value Method beginning on page 24). An unrealized loss on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment) of $0.8 million ($0.4 million after taxes) was recorded in 2014 as a result of a reduction in the fair value of the investment that is not expected to be temporary. The Company realized a gain on the sale of a portion of its investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) in 2014. For more information on costs and expenses, see the Executive Summary beginning on page 19.
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
Income Taxes. The effective income tax rate from continuing operations was 20.7% in 2014 compared with 32.1% in 2013. Income taxes from continuing operations in 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. Income taxes from continuing operations in 2013 primarily reflect the benefit of foreign tax incentives, partially offset by the impact of adjustments for tax contingency matters. Factors impacting the effective tax rate for 2014 and 2013 are further detailed in the effective income tax rate reconciliation provided in Note 17 of the Notes to Financial Statements beginning on Page 79.
Financial Condition
Assets and Liabilities
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used by the Company to evaluate changes in working capital. Significant changes in assets and liabilities from continuing operations from December 31, 2014 to December 31, 2015 are summarized below:

•	Accounts and other receivables decreased $19.1 million (16.9%).

•
Accounts and other receivables in PE Films decreased by $9.3 million due mainly to the timing of cash receipts and lower sales volume. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 42.7 days in 2015 and 42.9 days in 2014.

•
Accounts and other receivables in Flexible Packaging Films decreased by $6.2 million primarily due to the timing of cash receipts and lower net sales. DSO was approximately 68.9 days in 2015 and 59.5 days in 2014. The increase in DSO from 2014 to 2015 is primarily due to higher export sales, which have longer terms than domestic sales, and pricing pressures, which has led to extending payment terms to remain competitive.

•	Accounts and other receivables in Aluminum Extrusions decreased by $3.6 million primarily due to the timing of cash receipts. DSO was approximately 45.1 days in 2015 and 45.3 days in 2014.

•	Inventories decreased $9.0 million (12.1%).

•
Inventories in PE Films decreased by $3.8 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and the timing of shipments at the end of the year. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 48.3 days in 2015 and 46.2 days in 2014.

•
Inventories in Flexible Packaging Films decreased by $6.7 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DIO was approximately 81.6 days in 2015 and 71.8 days in 2014. The increase in DIO from 2014 to 2015 is primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S.

•
Inventories in Aluminum Extrusions increased by $1.5 million primarily due to higher sales volume and the timing of shipments at the end of the year. DIO was approximately 29.8 days in 2015 and 24.1 days in 2014. The increase in DIO from 2014 to 2015 is primarily due to stockpiling of inventory for expected future demand.

•
Net property, plant and equipment decreased $38.6 million (14.3%) due primarily to depreciation of $30.9 million and a change in the value of the U.S. dollar relative to foreign currencies (a decrease of approximately $40.3 million), partially offset by capital expenditures of $32.8 million.

•
Goodwill and other intangibles decreased by $62.1 million (28.8%) primarily due to the write-off of $44.5 million of goodwill associated with Flexible Packaging Films (see Note 8 of the Notes to Financial Statements beginning on page 67), amortization expense of $4.1 million and changes in the value of the U.S. dollar relative to the Brazilian Real.

•	Accounts payable decreased by $10.0 million (10.6%).

•
Accounts payable in PE Films decreased by $3.6 million primarily due to lower inventory balances and the timing of payments at the end of the year. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 39.0 days in 2015 and 36.2 days in 2014.

•
Accounts payable in Flexible Packaging Films decreased by $4.6 million, primarily due to lower inventory balances, the timing of payments and the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DPO was approximately 34.2 days in 2015 and 35.5 days in 2014.

•	Accounts payable in Aluminum Extrusions decreased by $2.4 million, primarily due to the timing of payments. DPO was approximately 48.0 days in 2015 and 48.0 days in 2014.

•	Accrued expenses increased by $1.6 million (5.0%) from December 31, 2014.

•	Other noncurrent liabilities decreased by $3.9 million (3.4%) from December 31, 2014.

•
Net deferred income tax liabilities in excess of assets decreased by $11.7 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2015 and 2014 schedule of deferred income tax assets and liabilities provided in Note 17 of the Notes to Financial Statements beginning on Page 79. The Company had a current income tax receivable of $0.4 million at December 31, 2015 compared to a current receivable of $0.9 million at December 31, 2014. The change is primarily due to the timing of tax payments.

Net capitalization and indebtedness as defined under the Company’s revolving credit agreement as of December 31, 2015 were as follows:

Net Capitalization and Indebtedness as of December 31, 2015
(In Thousands)
Net capitalization:
Cash and cash equivalents	$44,156
Debt:
$350 million revolving credit agreement maturing April 23, 2017	104,000
Other debt	—
Total debt	104,000
Debt net of cash and cash equivalents	59,844
Shareholders’ equity	272,748
Net capitalization	$332,592
Indebtedness as defined in revolving credit agreement:
Total debt	$104,000
Face value of letters of credit	2,684
Other	250
Indebtedness	$106,934
Under the revolving credit agreement, borrowings are permitted up to $350 million, and approximately $164 million was available to borrow at December 31, 2015 based on the most restrictive covenants. The credit spread and commitment fees charged on the unused amount under the revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 2.0x but <= 3.0x	200	35
> 1.0x but <=2.0x	175	30
<= 1.0x	150	25
At December 31, 2015, the interest rate on debt borrowed under the revolving credit agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Market exposure related to changes in one-month LIBOR (assuming that the applicable credit spread remains at 175 basis points) would not be material to the consolidated financial results. The Company has historically had indebtedness-to-adjusted EBITDA ratios of less than 2.0x.
As of December 31, 2015, Tredegar is in compliance with all financial covenants outlined in its revolving credit agreement. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the amended covenant is renegotiated.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants
As of and for the Twelve Months Ended December 31, 2015 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2015:
Net income (loss)	$(32,135)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	8,928
Interest expense	3,502
Depreciation and amortization expense for continuing operations	34,982
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,331)	54,561
Charges related to stock option grants and awards accounted for under the fair value-based method	483
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	20,500
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(294)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	90,527
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(34,982)
Adjusted EBIT as defined in revolving credit agreement	$55,545
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2015:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.18x
Interest coverage ratio (adjusted EBIT-to-interest expense)	15.86x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated beginning January 1, 2012)	$148,771
Maximum leverage ratio permitted:	3.00x
Minimum interest coverage ratio permitted	2.50x

Tredegar is obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2016	2017	2018	2019	2020	Remainder	Total
Debt:
Principal payments	$—	$104.0	$—	$—	$—	$—	$104.0
Estimated interest expense	2.3	0.7	—	—	—	—	3.0
Estimated contributions required (1) :
Defined benefit plans	6.1	8.0	13.8	13.0	12.8	52.2	105.9
Other postretirement benefits	0.5	0.5	0.5	0.5	0.5	5.2	7.7
Capital expenditure commitments	7.3	—	—	—	—		7.3
Operating leases	2.3	2.0	1.9	1.8	1.8	2.3	12.1
Estimated obligations relating to uncertain tax positions (2)	—	—	—	—	—	4.2	4.2
Other (3)	3.1	3.0	2.1	—	—	—	8.2
Total	$21.6	$118.2	$18.3	$15.3	$15.1	$63.9	$252.4

(1)
Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2016 through 2025 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2016 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2025.

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
At December 31, 2015, Tredegar had cash and cash equivalents of $44.2 million, including funds held in locations outside the U.S. of $27.7 million. The Company accrues U.S. federal income taxes to the extent required under U.S. GAAP on unremitted earnings of all foreign subsidiaries except Terphane. Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane, there were no unrecorded deferred tax liabilities at December 31, 2015 associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and dividend requirements for at least the next twelve months.
Shareholders’ Equity
At December 31, 2015, Tredegar had 32,682,162 shares of common stock outstanding and a total market capitalization of $445.1 million, compared with 32,422,082 shares of common stock outstanding and a total market capitalization of $729.2 million at December 31, 2014.
Tredegar did not repurchase any shares on the open market in 2015, 2014 or 2013 under its approved share repurchase program.

Cash Flows
The discussion in this section supplements the information presented in the Consolidated Statements of Cash Flows on page 51. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
Cash provided by operating activities was $74.3 million in 2015 compared with $51.2 million in 2014. The increase is due primarily to normal volatility of working capital components (see the Assets and Liabilities section beginning on page 29 for discussion of changes in working capital).
Cash used in investing activities was $31.4 million in 2015 compared with $38.3 million in 2014. Cash used in investing activities in 2015 primarily includes capital expenditures of $32.8 million. Cash used in investing activities in 2014 primarily consists of capital expenditures of $44.9 million, partially offset by proceeds from the sale of a portion of investment property in Alleghany and Bath Counties, Virginia ($4.5 million).
Net cash flow used by financing activities was $44.2 million in 2015, which is primarily due to net payments on the Company’s revolving credit facility of $33.3 million and the payment of regular quarterly dividends of $13.7 million (42 cents per share) partially offset by the proceeds from the exercise of stock options and other financing activities of $2.9 million.
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
Net cash flow used by financing activities was $12.4 million in 2014, which is primarily due to the payment of regular quarterly dividends of $11.0 million (34 cents per share) and net payments on the Company’s revolving credit facility of $1.8 million, partially offset by the proceeds from the exercise of stock options and other financing activities of $0.4 million.
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
Changes in polyethylene resin prices, and the timing of those changes, could have a significant impact on profit margins in PE Films. Changes in polyester resin, PTA and MEG prices, and the timing of those changes, could have a significant impact on profit margins in Flexible Packaging Films. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate its casting furnaces). There is no assurance of the Company’s ability to pass through higher raw material and energy costs to its customers.
See the Executive Summary beginning on page 19 and the Business Segment Review beginning on page 39 for discussion regarding the impact of the lag in the pass-through of resin price changes.

The volatility of average quarterly prices of low density polyethylene resin in the U.S. (a primary raw material for PE Films products) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In January 2015, IHS reflected a 21 cents per pound non-market adjustment based on their estimate of the growth of discounts in prior periods. The 4th quarter 2014 average rate of $1.09 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2014.

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the Executive Summary on page 19 and the Business Segment Review on page 39 for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
Polyester resins, MEG and PTA used by Flexible Packaging Films in Brazil are primarily purchased domestically, with other sources available, mostly from Asia and the U.S. Given the nature of these products as commodities, pricing is derived from Asian pricing indexes. The volatility of the average quarterly prices for polyester fibers in Asia, which is representative of polyester resin (a primary raw material for polyester film products) prices, is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.

The volatility of average quarterly prices of PTA and MEG in Asia (raw materials used in the production of polyester resins produced by Flexible Packaging Films) is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly data from CMAI Global Index data.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 of the Notes to Financial Statements beginning on page 68 for more information. The volatility of quarterly average aluminum prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily Midwest average prices provided by Platts.
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with its natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $89,000 impact on the continuing monthly operating profit for U.S. operations in Aluminum Extrusions. There is an energy surcharge for Aluminum Extrusions in the U.S. that is applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

The volatility of quarterly average natural gas prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
Tredegar sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2015, 2014 and 2013 are as follows:

Tredegar Corporation—Continuing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets
	2015			2014			2013
	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *
	Net Sales *			Net Sales *			Net Sales *
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations
Canada	5	—	—	5	—	—	5	—	—
Europe	1	10	5	1	12	5	1	12	6
Latin America	—	10	20	—	11	27	—	12	24
Asia	9	3	7	8	4	4	9	4	4
Total % exposure to foreign markets	15	23	32	14	27	36	15	28	34

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets from continuing operations.
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the chart on page 39) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, while selling prices and key raw material costs are principally determined in U.S. Dollars, they are impacted by local economic conditions, including the value of the Brazilian Real in U.S. Dollars and local supply and demand factors. Certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real, and adversely impacted by high inflation levels in Brazil. Moreover, the value of the Brazilian Real when compared to the U.S. Dollar is impacted by many variables, including inflation differentials between the U.S. and Brazil. In general, local currency inflationary cost increases in Brazil will be offset when converting to U.S. Dollars by decreases in the value of the Brazilian Real relative to the U.S. Dollar that is related to high Brazil inflation versus low U.S. inflation. Accordingly, because of the many volatile economic variables at play in Brazil, it is not practical to isolate to one measure the economic impact on Flexible Packaging Films’ operating profit of changes in the U.S. Dollar value of the Brazilian Real.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a unfavorable impact on operating profit from ongoing operations in PE Films of $3.7 million in 2015 compared to 2014, a favorable impact on operating profit from ongoing operations of $0.7 million in 2014 compared with 2013, a favorable impact of $0.7 million in 2013 compared with 2012.
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
PE Films
Net Sales and Operating Profit (2014 vs. 2013)
A summary of operating results for PE Films for the year ended December 31, 2014 versus 2013 is provided in the table below.

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2014	2013	% Change
Sales volume (pounds)	175,203	197,045	(11.1)%
Net sales	$464,339	$495,386	(6.3)%
Operating profit from ongoing operations	$60,971	$61,866	(1.4)%
Net sales for 2014 decreased in comparison to 2013, primarily due to lower volume and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Lower volume had an unfavorable impact of approximately $37.9 million on net sales, as lost business related to certain babycare elastic laminate films sold in North America accounted for approximately $33.9 million of this change. Net sales in PE Films were also impacted by reduced sales volume for polyethylene overwrap and surface protection films, partially offset by higher volume for other personal care materials. Lower volume in surface protection films were primarily related to customer inventory corrections in 2014 and a minor loss of market share in a lower-tier film due to competitive pricing pressures. Average selling prices were favorably impacted by the contractual pass-through of certain costs, primarily an increase in average resin prices. The impact of contractual pass-throughs was offset by competitive pricing pressures in personal care materials. The change in the U.S. dollar value of currencies for operations outside the U.S. had an unfavorable impact on net sales in 2014 versus 2013 of approximately $2.6 million.

Operating profit from ongoing operations in 2014 decreased by $0.9 million in comparison to 2013. The previously noted loss of babycare elastic laminate film volume had an estimated unfavorable impact on operating profit from ongoing operations of $7.0 million. Lower volume noted above and changes in product mix, offset by improved pricing, had an unfavorable effect on operating profit from ongoing operations of approximately $3.8 million. Cost of operations were lower by $6.7 million due to the lower volume shipped and operational efficiency improvements. Lower selling, general and administrative expenses and reduced research and development project costs within PE Films had a favorable impact on operating profit from ongoing operations of approximately $0.4 million.
Fourth-quarter 2014 operating results included an inventory valuation adjustment. As part of its evaluation of operational performance, PE Films recorded an inventory valuation adjustment of $0.8 million associated with supplies inventories not expected to be utilized as a result of expected changes in product mix in personal care materials.
The change in the U.S. dollar value of currencies for operations outside the U.S. had a favorable impact of approximately $0.7 million in 2014 compared to 2013. The estimated impact on operating profit from ongoing operations of the quarterly lag in the pass-through of average resin costs was a negative of approximately $0.1 million in 2014 compared to a negative of approximately $2.1 million in 2013.
Identifiable Assets, Depreciation & Amortization and Capital Expenditures
A summary of identifiable assets, depreciation & amortization and capital expenditures for PE Films for the years ended December 31, 2015, 2014 and 2013 is provided below:

(In thousands)	Year Ended December 31
	2015	2014	2013
Identifiable assets	$270,236	$283,606	$291,377
Depreciation & amortization	$15,480	$21,399	$25,656
Capital expenditures	$21,218	$17,000	$15,615
Identifiable assets in PE Films decreased at December 31, 2015 from December 31, 2014 primarily due to lower accounts receivable and inventories as a result of lower sales volume and lower property, plant and equipment and intangible asset balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by current year capital expenditures. Identifiable assets in PE Films decreased between December 31, 2014 and December 31, 2013 primarily due to lower inventories as a result of lower sales volume and lower property, plant and equipment and intangible asset balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by current year capital expenditures.
Depreciation and amortization expense decreased in 2015 compared to 2014 and in 2014 compared to 2013 as certain assets became fully depreciated. The Company estimates depreciation and amortization expense for PE Films will be $15 million in 2016 as additional depreciation from recent capacity expansion projects will be offset by reductions from certain assets becoming fully depreciated.
Capital expenditures in 2016 are estimated to be $30 million, which includes approximately $10 million for routine capital expenditures required to support operations. Capital spending for strategic projects in 2016 includes expansion of elastics capacity in Europe, expansion of surface protection films capacity in China and the North American facility consolidation.
Flexible Packaging Films
Net Sales and Operating Profit (2014 vs. 2013)
A summary of operating results for Flexible Packaging Films for the year ended December 31, 2014 versus 2013 is provided in the table below.

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2014	2013	% Change
Sales volume (pounds)	72,064	73,418	(1.8)%
Net sales	$114,348	$125,853	(9.1)%
Operating profit from ongoing operations	$(2,917)	$9,100	-

Net sales in 2014 decreased versus 2013 primarily due to lower sales volume and competitive pricing pressures due to poor economic conditions and a competitive market in Brazil, Flexible Packaging Films’ primary market. Lower sales volume had a negative impact of approximately $1.6 million in 2014, while the decrease in average selling prices had a negative impact of approximately $10.0 million.
Operating profit from ongoing operations decreased in 2014 versus 2013, primarily as a result of higher costs, lower volume and competitive pricing pressures. Competitive pricing pressure in Flexible Packaging Films lowered operating profit from ongoing operations by approximately $4.2 million in 2014. Higher manufacturing expenses decreased operating profit from ongoing operations by approximately $10.6 million. Lower selling, general and administrative expenses of $0.7 million and foreign currency transaction gains associated with U.S. dollar denominated export sales in Brazil of $3.8 million had a favorable impact on operating profit from ongoing operations.
Fourth-quarter 2014 operating results included an inventory valuation adjustment. As part of its evaluation of operational performance, Flexible Packaging Films assessed the raw materials required to optimize the operational effectiveness of its production lines, which resulted in an inventory valuation adjustment of $1.3 million.
Identifiable Assets, Depreciation & Amortization and Capital Expenditures
A summary of identifiable assets, depreciation & amortization and capital expenditures for Flexible Packaging Films for the years ended December 31, 2015, 2014 and 2013 is provided below:

(In thousands)	Year Ended December 31
	2015	2014	2013
Identifiable assets	$146,253	$262,604	$265,496
Depreciation & amortization	$9,697	$9,331	$9,676
Capital expenditures	$3,489	$21,806	$49,252
Identifiable assets decreased at December 31, 2015 from December 31, 2014 primarily due to the write off of $44.5 million of goodwill from the Terphane acquisition, lower accounts receivable and inventories as a result of lower sales volume, a reduction in property, plant and equipment and intangible asset balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by current year capital expenditures. Identifiable assets decreased between December 31, 2014 and December 31, 2013 primarily due to lower intangible asset balances as a result of current year amortization, the effect of changes in the value of the U.S. dollar relative to the Brazilian Real, and a reduction in inventory balances, partially offset by an increase in accounts receivable and inventory balances, and higher property, plant and equipment balances as a result of higher current year capital expenditures.
Depreciation and amortization expense varied slightly from year to year based on normal cost recovery of capitalized assets, additional capital spending and the effect of changes in the value of the U.S. dollar relative to the Brazilian Real. Depreciation and amortization expense is projected to be $6 million in 2016.
Capital expenditures included $17 million and $41 million in 2014 and 2013, respectively, for the capacity expansion project at a manufacturing facility in Cabo de Santo Agostinho, Brazil. Capital expenditures are projected to be $5 million in 2016, including approximately $3 million for routine items required to support operations.
Aluminum Extrusions
Net Sales and Operating Profit (2014 vs. 2013)
A summary of operating results for Aluminum Extrusions for the year ended December 31, 2014 versus 2013 is provided in the table below. See the Executive Summary beginning on page 19 for the discussion of net sales (sales less freight) and operating profit from ongoing operations of Aluminum Extrusions in 2015 compared with 2014.

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2014	2013	% Change
Sales volume (pounds)	153,843	143,684	7.1%
Net sales	$344,346	$309,482	11.3%
Operating profit from ongoing operations	$25,664	$18,291	40.3%

Net sales in 2014 increased versus 2013 primarily due to higher sales volume and an increase in average selling prices. Higher sales volume had a favorable impact of approximately $18.5 million in 2014. The increase in average selling prices, which had a positive impact on net sales of approximately $16.4 million, can be attributed to inflationary price increases, higher average aluminum costs and favorable changes in product mix due to a higher percentage of painted and anodized finished products as well as an increase in the sales of fabricated components.
Operating profit from ongoing operations increased in 2014 versus 2013, primarily as a result of an improved product mix, higher volume, the favorable impact of manufacturing efficiencies and reduced selling, general and administrative expenses. Higher sales volume and improved product mix had a favorable impact of approximately $5.3 million in comparison to the prior year. Despite unanticipated utility, distribution and manufacturing costs as a result of adverse weather conditions in the first quarter of 2014, improved margins from manufacturing efficiencies and reduced selling, general and administrative expenses increased operating profit from ongoing operations by approximately $1.4 million. In addition, operating profit from ongoing operations in the prior year includes one-time, construction-related expense of $0.6 million associated with the automotive press project at the Company’s manufacturing facility in Newnan, Georgia. The remaining portion of the change in operating profit from ongoing operations in 2014 compared to 2013 is primarily related to favorable pricing from value-added services.
Identifiable Assets, Depreciation & Amortization and Capital Expenditures
A summary of identifiable assets, depreciation & amortization and capital expenditures for Aluminum Extrusions for the years ended December 31, 2015, 2014 and 2013 is provided below:

(In thousands)	Year Ended December 31
	2015	2014	2013
Identifiable assets	$136,935	$143,328	$134,928
Depreciation & amortization	$9,698	$9,974	$9,202
Capital expenditures	$8,124	$6,092	$14,742
Identifiable assets decreased at December 31, 2015 from December 31, 2014 primarily due to lower accounts receivable balances as a result of the timing of collections. Identifiable assets increased in 2014 compared to 2013 primarily due to higher accounts receivable and inventories as a result of higher sales volume.
Amortization expense decreased in 2015 versus 2014 primarily due to the full cost recovery of certain intangible assets. Depreciation expense increased in 2014 versus 2013 primarily due to capital expenditures in 2014. The Company estimates depreciation and amortization expense for Aluminum Extrusions to be $10 million in 2016.
Capital expenditures in 2014 and 2013 include $2.8 million and $11.5 million, respectively, for a project that added capacity at the manufacturing facility in Newnan, Georgia. This additional capacity serves the automotive industry. Capital expenditures are projected to be $24 million in 2016, which includes approximately $5 million for routine items required to support operations and approximately $14 million of a total $18 million expected to add extrusions capacity at the Niles facility.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion of Quantitative and Qualitative Disclosures about Market Risk beginning on page 34 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements and Supplementary Data on page 46 for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in Internal Control — Integrated Framework 2013, Tredegar’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of Tredegar’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 47.
Changes in Internal Control Over Financial Reporting
There has been no change in Tredegar’s internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John D. Gottwald	61	President and Chief Executive Officer
D. Andrew Edwards	57	Vice President and Chief Financial Officer
Michael W. Giancaspro	61	Vice President, Business Processes and Corporate Development
A. Brent King	47	Vice President, General Counsel and Corporate Secretary
John D. Gottwald. Mr. Gottwald was elected President and Chief Executive Officer on August 18, 2015. From June 26, 2015 until August 17, 2015, he served as interim President and Chief Executive Officer. He previously served as the Company’s President and Chief Executive Officer from March 1, 2006 until January 31, 2010, and as the Company’s Chairman of the Board from September 2001 until February 2008. Mr. Gottwald also served as the Company’s President and Chief Executive Officer from July 1989 until September 2001.
D. Andrew Edwards. Mr. Edwards was elected Vice President and Chief Financial Officer effective July 20, 2015. He previously served as the Chief Financial Officer of United Sporting Companies, Inc., a wholesale distributor of outdoor sporting goods, from February 2013 until July 2015 and as Vice President, Controller and Chief Accounting Officer of Owens & Minor, Inc., a distributor of acute medical products, from April 2010 to February 2013 and as Acting Chief Financial Officer of Owens & Minor, Inc. from March 2012 to February 2013. Mr. Edwards also served as Vice President, Finance, of Owens & Minor, Inc. from December 2009 until April 2010.  Mr. Edwards previously served as the Company’s Vice President, Chief Financial Officer and Treasurer from August 2003 to December 2009 and as the Company’s Vice President, Finance from November 1998 to August 2003. Mr. Edwards also served as the Company’s Treasurer from May 1997 to December 2009 and as the Company’s Controller from October 1992 until July 2000.
Michael W. Giancaspro. Mr. Giancaspro was elected Vice President, Business Processes and Corporate Development, effective October 1, 2015. He previously was President of Turnaround Strategies LLC, a business turnaround consulting practice, from 2006 until 2015. He served as part of the Company’s initial senior management team in 1989, and as a Vice President of the Company from 1992 until 2000 and from 2003 until 2005.
A. Brent King. Mr. King was elected Vice President, General Counsel and Corporate Secretary on October 20, 2008. Mr. King resigned from the position of Vice President, General Counsel and Secretary effective as of March 4, 2016.
Tredegar has adopted a Code of Conduct that applies to all of its directors, officers and employees (including its chief executive officer, chief financial officer and principal accounting officer) and has posted the Code of Conduct on its website. All amendments to or waivers from any provision of the Company’s Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer will be disclosed on the Company’s website. The Internet address is www.tredegar.com. The information on or that can be accessed through Tredegar’s website is not, and shall not be deemed to be, a part of this report or incorporated into other filings the Company makes with the SEC.

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
The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2015.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	1,180,994	$20.22	2,520,632
Equity compensation plans not approved by security holders	—	—	—
Total	1,180,994	$20.22	2,520,632

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
See Exhibit Index on pages 89-91.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tredegar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 29, 2016

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2015	2014
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$44,156	$50,056
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,746 in 2015 and $2,610 in 2014	94,217	113,341
Income taxes recoverable	360	877
Inventories	65,325	74,308
Deferred income taxes	—	8,877
Prepaid expenses and other	6,946	8,283
Total current assets	211,004	255,742
Property, plant and equipment, at cost:
Land and land improvements	10,953	11,814
Buildings	120,544	135,015
Machinery and equipment	623,181	643,793
Total property, plant and equipment	754,678	790,622
Less accumulated depreciation	(523,363)	(520,665)
Net property, plant and equipment	231,315	269,957
Goodwill and other intangibles	153,072	215,129
Other assets and deferred charges	27,869	47,798
Total assets	$623,260	$788,626
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$84,148	$94,131
Accrued expenses	33,653	32,049
Total current liabilities	117,801	126,180
Long-term debt	104,000	137,250
Deferred income taxes	18,656	39,255
Other noncurrent liabilities	110,055	113,912
Total liabilities	350,512	416,597
Commitments and contingencies (Notes 3, 16 and 19)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding—32,682,162 shares in 2015 and 32,422,082 in 2014 (including restricted stock)	29,467	24,364
Common stock held in trust for savings restoration plan (67,726 shares in 2015 and 66,255 in 2014)	(1,467)	(1,440)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112,807)	(47,270)
Gain (loss) on derivative financial instruments	(373)	656
Pension and other postretirement benefit adjustments	(95,539)	(103,581)
Retained earnings	453,467	499,300
Total shareholders’ equity	272,748	372,029
Total liabilities and shareholders’ equity	$623,260	$788,626

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2015	2014	2013
(In Thousands, Except Per-Share Data)
Revenues and other:
Sales	$896,177	$951,826	$959,346
Other income (expense), net	(20,113)	(6,697)	1,776
	876,064	945,129	961,122
Costs and expenses:
Cost of goods sold	725,459	778,113	784,675
Freight	29,838	28,793	28,625
Selling, general and administrative	71,911	69,526	71,195
Research and development	16,173	12,147	12,669
Amortization of intangibles	4,073	5,395	6,744
Interest expense	3,502	2,713	2,870
Asset impairments and costs associated with exit and disposal activities	3,850	3,026	1,412
Goodwill impairment charge	44,465	—	—
Total	899,271	899,713	908,190
Income (loss) from continuing operations before income taxes	(23,207)	45,416	52,932
Income taxes	8,928	9,387	16,995
Income (loss) from continuing operations	(32,135)	36,029	35,937
Income (loss) from discontinued operations, net of tax	—	850	(13,990)
Net income (loss)	$(32,135)	$36,879	$21,947

Earnings (loss) per share:
Basic:
Continuing operations	$(0.99)	$1.12	$1.12
Discontinued operations	—	0.02	(0.44)
Net income (loss)	$(0.99)	$1.14	$0.68
Diluted:
Continuing operations	$(0.99)	$1.11	$1.10
Discontinued operations	—	0.02	(0.43)
Net income (loss)	$(0.99)	$1.13	$0.67
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

Years Ended December 31	2015	2014	2013
(In Thousands, Except Per-Share Data)
Net income (loss)	$(32,135)	$36,879	$21,947
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $890 in 2015, tax benefit of $2,396 in 2014 and tax of $233 in 2013)	(65,537)	(28,065)	(19,336)
Derivative financial instruments adjustment (net of tax benefit of $550 in 2015, tax benefit of $112 in 2014 and tax benefit of $133 in 2013)	(1,029)	(109)	(228)
Pension & other post-retirement benefit adjustments
Net gains (losses) and prior service costs (net of tax benefit of $226 in 2015, tax benefit of $22,445 in 2014 and net of tax of $13,231 in 2013)	(2,176)	(38,730)	22,203
Amortization of prior service costs and net gains or losses (net of tax of $5,823 in 2015, tax of $3,582 in 2014 and tax of $5,398 in 2013)	10,218	6,997	9,420
Other comprehensive income (loss)	(58,524)	(59,907)	12,059
Comprehensive income (loss)	$(90,659)	$(23,028)	$34,006
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

Years Ended December 31	2015	2014	2013
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(32,135)	$36,879	$21,947
Adjustments for noncash items:
Depreciation	30,909	35,423	37,911
Amortization of intangibles	4,073	5,395	6,744
Goodwill impairment charge	44,465	—	—
Deferred income taxes	(10,523)	(11,489)	(5,268)
Accrued pension and postretirement benefits	12,521	6,974	13,911
(Gain) loss on an investment accounted for under the fair value method	20,500	(2,000)	(3,400)
Loss on asset impairments	403	993	1,639
(Gain) loss on sale of assets	(11)	(1,031)	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivables	9,180	(18,696)	(1,763)
Inventories	1,137	(8,803)	1,727
Income taxes recoverable/payable	(1,849)	(906)	3,063
Prepaid expenses and other	(1,256)	496	(651)
Accounts payable and accrued expenses	(2,455)	5,554	3,043
Other, net	(703)	2,446	(2,188)
Net cash provided by operating activities	74,256	51,235	76,715
Cash flows from investing activities:
Capital expenditures	(32,831)	(44,898)	(79,661)
Acquisitions, net of cash acquired	—	—	561
Net proceeds from the sale of investment property (2014) and Fallings Springs, LLC (2013)	—	4,500	306
Proceeds from the sale of assets and other	1,416	2,125	1,190
Net cash used in investing activities	(31,415)	(38,273)	(77,604)
Cash flows from financing activities:
Borrowings	107,000	116,000	87,000
Debt principal payments and financing costs	(140,328)	(117,779)	(76,000)
Dividends paid	(13,725)	(11,007)	(9,040)
Proceeds from exercise of stock options and other	2,858	410	3,317
Net cash provided by (used in) financing activities	(44,195)	(12,376)	5,277
Effect of exchange rate changes on cash	(4,546)	(3,147)	(593)
Increase (decrease) in cash and cash equivalents	(5,900)	(2,561)	3,795
Cash and cash equivalents at beginning of period	50,056	52,617	48,822
Cash and cash equivalents at end of period	$44,156	$50,056	$52,617
Supplemental cash flow information:
Interest payments	$3,508	$3,320	$2,583
Income tax payments (refunds), net	20,118	20,890	19,480
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restora-tion Plan	Foreign Currency Trans-lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
(In Thousands, Except Share and Per-Share Data)	Shares	Amount
Balance at January 1, 2013	32,069,370	$15,195	$460,805	$(1,401)	$131	$993	$(103,471)	$372,252
Net income	—	—	21,947	—	—	—	—	21,947
Foreign currency translation adjustment (net of tax of $233)	—	—	—	—	(19,336)	—	—	(19,336)
Derivative financial instruments adjustment (net of tax benefit of $133)	—	—	—	—	—	(228)	—	(228)
Net gains or losses and prior service costs (net of tax of $13,231)	—	—	—	—	—	—	22,203	22,203
Amortization of prior service costs and net gains or losses (net of tax of $5,398)	—	—	—	—	—	—	9,420	9,420
Cash dividends declared ($0.28 per share)	—	—	(9,040)	—	—	—	—	(9,040)
Stock-based compensation expense	72,125	2,572	—	—	—	—	—	2,572
Issued upon exercise of stock options (including related income tax benefit of $188) & other	163,650	2,874	—	—	—	—	—	2,874
Tredegar common stock purchased by trust for savings restoration plan	—	—	17	(17)	—	—	—	—
Balance at December 31, 2013	32,305,145	20,641	473,729	(1,418)	(19,205)	765	(71,848)	402,664
Net income	—	—	36,879	—	—	—	—	36,879
Foreign currency translation adjustment (net of tax benefit of $2,396)	—	—	—	—	(28,065)	—	—	(28,065)
Derivative financial instruments adjustment (net of tax benefit of $112)	—	—	—	—	—	(109)	—	(109)
Net gains or losses and prior service costs (net of tax benefit of $22,445)	—	—	—	—	—	—	(38,730)	(38,730)
Amortization of prior service costs and net gains or losses (net of tax of $3,582)	—	—	—	—	—	—	6,997	6,997
Cash dividends declared ($0.34 per share)	—	—	(11,007)					(11,007)
Stock-based compensation expense	85,129	3,224	—	—	—	—	—	3,224
Issued upon exercise of stock options (including related income tax benefit of $3) & other	31,808	499	—	—	—	—	—	499
Shareholder Rights Plan redemption	—	—	(323)	—	—	—	—	(323)
Tredegar common stock purchased by trust for savings restoration plan	—	—	22	(22)	—	—	—	—
Balance at December 31, 2014	32,422,082	24,364	499,300	(1,440)	(47,270)	656	(103,581)	372,029
Net loss	—	—	(32,135)	—	—	—	—	(32,135)
Foreign currency translation adjustment (net of tax benefit of $890)	—	—	—	—	(65,537)	—	—	(65,537)
Derivative financial instruments adjustment (net of tax benefit of $550)	—	—	—	—	—	(1,029)	—	(1,029)
Net gains or losses and prior service costs (net of tax benefit of $226)	—	—	—	—	—	—	(2,176)	(2,176)
Amortization of prior service costs and net gains or losses (net of tax of $5,823)	—	—	—	—	—	—	10,218	10,218
Cash dividends declared ($0.42 per share)	—	—	(13,725)	—	—	—	—	(13,725)
Stock-based compensation expense	118,440	3,435	—	—	—	—	—	3,435
Issued upon exercise of stock options (including related income tax of $302) & other	141,640	1,668	—	—	—	—	—	1,668
Tredegar common stock purchased by trust for savings restoration plan	—		27	(27)	—	—	—	—
Balance at December 31, 2015	32,682,162	$29,467	$453,467	$(1,467)	$(112,807)	$(373)	$(95,539)	$272,748
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) are primarily engaged in the manufacture of polyethylene films, polyester films and aluminum extrusions. See Notes 10 and 18 regarding restructurings and Note 3 regarding discontinued operations.
Basis of Presentation. The consolidated financial statements include the accounts and operations of Tredegar and all of its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations in these financial statements; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows. See Note 3 regarding discontinued operations.
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
Tredegar has historically reported two business segments: Film Products and Aluminum Extrusions. In the third quarter of 2015, the Company divided Film Products into two separate operating segments: PE Films and Flexible Packaging Films. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments. See Note 5 regarding business segments.
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
Transaction and remeasurement gains or losses included in income were losses of $4.0 million, $1.5 million and $0.4 million in 2015, 2014 and 2013, respectively. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2015 and 2014, Tredegar had cash and cash equivalents of $44.2 million and $50.1 million, respectively, including funds held in locations outside the U.S. of $27.7 million and $40.5 million, respectively.
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
Inventories. Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis, the weighted average cost or the first-in, first-out basis. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Finished goods, work in process, raw materials and supplies, stores and other inventory are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.
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
Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was $0.4 million, $1.1 million and $0.9 million in 2015, 2014 and 2013, respectively.
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
Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable or, at a minimum, on an annual basis (December 1 of each year). The Company recorded a goodwill impairment charge of $44.5 million ($44.5 million after taxes) to write off the goodwill associated with Flexible Packaging Films in the third quarter of 2015. See Note 8 for additional details.
The Company estimates the fair value of its reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. The remaining goodwill were tested for impairment at the annual testing date, with the estimated fair value of these reporting units substantially exceeding the carrying value of its net assets.
Indefinite-lived intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The Company estimates the fair value of its trade names using a relief-from-royalty method that relies upon a corresponding discounted cash flow analysis. The indefinite-lived intangible assets were tested for impairment at the annual testing date, with the estimated fair value substantially exceeding the carrying value of the net assets.
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
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 17). Deferred U.S. federal income taxes have not been recorded for the undistributed earnings for Terphane Holdings, LLC (“Terphane”) because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane as of December 31, 2015, there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company accrues U.S. federal income taxes to the extent required under U.S. GAAP on unremitted earnings of all other foreign subsidiaries.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2015	2014	2013
Weighted average shares outstanding used to compute basic earnings per share	32,578,116	32,302,108	32,171,751
Incremental shares attributable to stock options and restricted stock	—	251,746	427,528
Shares used to compute diluted earnings per share	32,578,116	32,553,854	32,599,279
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. The Company had a net loss from continuing operations in 2015, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations in 2015, average out-of-the-money options to purchase shares that would have been excluded from the calculation of incremental shares attributable to stock options and restricted stock were 881,513. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 320,849 in 2014 and 31,167 in 2013.
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

The assumptions used in this model for valuing Tredegar stock options granted in 2014 and 2013 (no grants in 2015) are as follows:

	2014	2013
Dividend yield	1.3%	1.1%
Weighted average volatility percentage	43.5%	48.3%
Weighted average risk-free interest rate	2.0%	1.1%
Holding period (years):
Officers	6.0	6.0
Management	5.0	5.0
Weighted average exercise price at date of grant (also weighted average market price at date of grant):
Officers	$22.49	$24.84
Management	$22.33	$25.10
The dividend yield is the actual dividend yield on Tredegar’s common stock at the date of grant, which the Company believes is a reasonable estimate of the expected yield during the holding period. The expected volatility is based on the historical volatility of Tredegar’s common stock using a sequential period of historical data equal to the expected holding period of the option. The Company has no reason to believe that future volatility for this period is likely to differ from the past. The assumed risk-free interest rate is based on observed interest rates (zero coupon U.S. Treasury debt securities) appropriate for the expected holding period. The expected holding period and forfeiture assumptions are based on historical experience. Estimated forfeiture assumptions are reviewed through the vesting period. Adjustments are made if actual forfeitures differ from previous estimates. The cumulative effect of a change in estimated forfeitures is recognized in the period of the change.
Tredegar stock options granted during 2014 and 2013 (no grants in 2015), and related estimated fair value at the date of grant, are as follows:

	2014	2013
Stock options granted (number of shares):
Officers	87,820	94,400
Management	93,656	90,300
Total	181,476	184,700
Estimated weighted average fair value of options per share at date of grant:
Officers	$9.21	$10.37
Management	$7.60	$9.65
Total estimated fair value of stock options granted (in thousands)	$1,521	$1,850
Additional disclosure of Tredegar stock options is included in Note 13.
Financial Instruments. Tredegar uses derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with ongoing business operations. The Company’s derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2015, 2014 and 2013.
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
Comprehensive Income (Loss). Comprehensive income (loss) is defined as net income or loss as adjusted by other comprehensive income or loss items. Other comprehensive income (loss) includes changes in foreign currency translation adjustments, unrealized gains and losses on derivative financial instruments, prior service costs and net gains or losses from pension and other postretirement benefit plans arising during the period and amortization of these prior service costs and net gain or loss adjustments, all recorded net of deferred income taxes.

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2015:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2015	$(47,270)	$656	$(103,581)	$(150,195)
Other comprehensive income (loss) before reclassifications	(65,537)	(3,221)	(2,176)	(70,934)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,192	10,218	12,410
Net other comprehensive income (loss) - current period	(65,537)	(1,029)	8,042	(58,524)
Ending balance, December 31, 2015	$(112,807)	$(373)	$(95,539)	$(208,719)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2014:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2014	$(19,205)	$765	$(71,848)	$(90,288)
Other comprehensive income (loss) before reclassifications	(28,065)	294	(38,730)	(66,501)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(403)	6,997	6,594
Net other comprehensive income (loss) - current period	(28,065)	(109)	(31,733)	(59,907)
Ending balance, December 31, 2014	$(47,270)	$656	$(103,581)	$(150,195)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2015 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(3,538)	Cost of sales
Foreign currency forward contracts, before taxes	62	Cost of sales
Total, before taxes	(3,476)
Income tax expense (benefit)	(1,284)	Income taxes
Total, net of tax	$(2,192)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(16,041)	(a)
Income tax expense (benefit)	(5,823)	Income taxes
Total, net of tax	$(10,218)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 14 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2014 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$631	Cost of sales
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	647
Income tax expense (benefit)	244	Income taxes
Total, net of tax	$403
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(10,579)	(a)
Income tax expense (benefit)	(3,582)	Income taxes
Total, net of tax	$(6,997)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 14 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2013 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(583)	Cost of sales
Foreign currency forward contracts, before taxes	—
Total, before taxes	(583)
Income tax expense (benefit)	(221)	Income taxes
Total, net of tax	$(362)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(14,818)	(a)
Income tax expense (benefit)	(5,398)	Income taxes
Total, net of tax	$(9,420)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 14 for additional detail).

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB delayed the effective date of this revised standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company is assessing the impact of this new guidance.
In April 2015, the FASB issued new guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that corresponding debt liability, consistent with debt discounts, rather than as a deferred charge (e.g., an asset). The new guidance did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued updated guidance that stated in the absence of authoritative guidance, debt issuance costs associated with line-of-credit arrangements could continue to be deferred and presented as an asset over the corresponding amortization period. The new guidance will be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires that all prior period balance sheets be adjusted retrospectively, and early adoption is permitted. The Company expects to adopt the guidance by the first quarter of 2016. Deferred debt issuance costs associated with the Company’s Credit Agreement were $0.7 million and $1.1 million (included in “Other assets and deferred charges” in the consolidated balance sheet) at December 31, 2015 and December 31, 2014, respectively. The Company does not anticipate that this guidance will impact its consolidated balance sheet as its current debt issuance costs are associated with a revolving credit facility.
In May 2015, the FASB issued new guidance for investments measured at net asset value (“NAV”). Under the new guidance, investments measured at NAV, as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate diversity in practice that currently exists with respect to the categorization of these investments. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities. Early adoption is permitted, including for financial statement periods that have not yet been issued. Early adoption is permitted for all entities, and the Company has chosen to early adopt this guidance on a retrospective basis. See Note 14 for additional detail.

In July 2015, the FASB issued new guidance for the measurement of inventories. Inventories within the scope of the revised guidance should be measured at the lower of cost or net realizable value. The previous guidance dictated that inventory should be measured at the lower of cost or market, with market being either replacement cost, net realizable value or net realizable value less an approximation of normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventories measured using LIFO or the retail inventory method. The amended guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The amendments should be applied prospectively, with early adoption permitted. The Company is assessing the impact of this revised guidance.
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
In November 2015, the FASB issued new guidance associated with the classification of deferred income tax assets and liabilities in a classified statement of financial position. Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amended guidance requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amended guidance is effective for financial statement periods beginning after December 15, 2016, and interim periods within those periods. Early application is permitted for all entities, and the Company has chosen to early adopt this guidance on a prospective basis. See Note 17 for additional detail.

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

3	DISCONTINUED OPERATIONS
On February 12, 2008, the Company sold its aluminum extrusions business in Canada for $25.0 million. In 2014, accruals for indemnifications under the purchase agreement related to environmental matters were adjusted, resulting in income from discontinued operations of $0.9 million ($0.9 million net of tax). In 2013, an accrual of $14.0 million ($14.0 million net of tax) was made for indemnifications under the purchase agreement related to environmental matters. The historical results for this business, including any subsequent adjustments for contractual indemnifications, have been reflected as discontinued operations; however, cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.

4	INVESTMENTS
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. The mission of kaléo is to provide products that empower patients to confidently take control of their medical conditions. The Company’s ownership interest on a fully diluted basis is approximately 19%, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.
At December 31, 2015 and 2014, the estimated fair value of the Company’s investment (included in “Other assets and deferred charges” in the consolidated balance sheets) was $18.6 million and $39.1 million, respectively. In 2009, kaléo licensed exclusive rights to sanofi-aventis U.S. LLC (“Sanofi”) to commercialize an epinephrine auto-injector in the U.S. and Canada.  Sanofi began manufacturing and distributing the epinephrine auto-injector, under the names Auvi-Q® in the U.S. and Allerject® in Canada, in 2013.  On October 28, 2015, Sanofi announced a voluntary recall of all Auvi-Q and Allerject epinephrine injectors that were currently on the market.  The Company recognized an unrealized loss on its investment in kaléo of $20.5 million ($15.7 million after taxes) in 2015 that was primarily related to the adverse impact of this product recall.
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
Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 5. Subsequent to its most recent investment (December 15, 2008), and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for its ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for their high degree of risk. If kaléo does not meet its development and commercialization milestones or there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus the most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then the Company’s estimate of the fair value of its ownership interest in kaléo is likely to decline. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.

In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% at both December 31, 2015 and 2014. In 2015, the weighted average cost of capital used to discount cash flow projections reflected the product risk associated with Sanofi’s voluntary recall of Auvi-Q® and Allerject® in North America. In 2014, the weighted average cost of capital used to discount cash flow projections was decreased to reflect lower product risk after the U.S. Food and Drug Administration’s approval of kaléo’s naloxone auto-injector for emergency treatment of known or suspected opioid overdoses and reduced funding risk subsequent to kaléo securing new debt financing, both of which occurred in April 2014. At December 31, 2015, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of Tredegar’s interest in kaléo by approximately $4 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $4 million.

Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at December 31, 2015 and 2014 and related condensed statements of operations for the last three years ended December 31, 2015, that were reported by kaléo, are provided below:

	December 31,			December 31,
(In Thousands)	2015	2014		2015	2014
Assets:			Liabilities & Equity:
Cash & short-term investments	$91,844	$117,589
Restricted cash	8,182	14,498	Other current liabilities	$10,261	$8,123
Other current assets	9,070	17,916	Other noncurrent liabilities	552	1,247
Property & equipment	8,453	10,824	Long-term debt, net (a)	142,696	146,629
Patents	2,811	2,702	Redeemable preferred stock	—	22,946
Other long-term assets (a)	92	15	Equity	(33,057)	(15,401)
Total assets	$120,452	$163,544	Total liabilities & equity	$120,452	$163,544

	2015	2014	2013
Revenues & Expenses:
Revenues	$35,731	$21,156	$15,305
Cost of goods sold	(14,147)	(3,801)	—
Expenses and other, net (b)	(63,042)	(48,447)	(18,631)
Income tax (expense) benefit	(481)	8,100	1,586
Net income (loss)	$(41,939)	$(22,992)	$(1,740)
(a) Certain immaterial prior year balances have been reclassified to conform with current year presentation.
(b) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, interest expense and other income (expense), net.

The audited financial statements and accompanying footnotes of kaléo as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 have been included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.
On April 2, 2007, Tredegar invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (the “Harbinger Fund”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. The Company’s investment in the Harbinger Fund, which represents less than 1% of its total partnership capital, is accounted for under the cost method. Unrealized losses on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) were $0.8 million ($0.4 million after taxes) and $0.4 million ($0.3 million after taxes) in 2014 and 2013, respectively (none in 2015), as a result of a reduction in the estimated fair value of the investment that is not expected to be temporary. The December 31, 2015 and 2014 carrying value in the consolidated balance sheets (included in “Other assets and deferred charges”) was $1.7 million and $1.8 million, respectively. The carrying value at December 31, 2015 reflected Tredegar’s cost basis in its investment in Harbinger, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.1 million in 2015, $0.2 million in 2014 and $0.4 million in 2013. The timing and amount of future installments of withdrawal proceeds was not known as of December 31, 2015. There were no realized gains or losses associated with the investment in the Harbinger Fund in 2015, 2014 and 2013. Gains on the Company’s investment in the Harbinger Fund, if any, will be recognized when the amounts expected to be collected from withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath County, Virginia. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on a sale of a portion of this investment property in 2014. The Company recorded an unrealized loss on its investment property in Alleghany and Bath County, Virginia of $1.0 million ($0.6 million after taxes) in 2013 as a result of a reduction in the estimated fair value of the investment that is not expected to be temporary. The Company’s carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $2.6 million at December 31, 2015 and $2.6 million at December 31, 2014.

5	BUSINESS SEGMENTS
Tredegar has historically reported two business segments: Film Products and Aluminum Extrusions. In 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. PE Films is comprised of the following operating segments: personal care materials, surface protection films, and engineered polymer solutions; and Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane, which was acquired by Film Products in October 2011. As part of its transition to a new executive leadership team, the Company’s management has decided to discontinue its efforts to integrate Terphane with its other film products operations. In separating PE Films and Flexible Packaging Films, the Company’s management believes that it will be able to more effectively manage the distinct opportunities and challenges that each of these businesses face. Therefore, the Company's business segments are now PE Films, Flexible Packaging Films and Aluminum Extrusions. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments.
Information by business segment and geographic area for the last three years is provided below. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker (Tredegar’s President and Chief Executive Officer) for purposes of assessing performance. PE Films’ net sales to The Procter & Gamble Company (“P&G”) totaled $163.9 million in 2015, $220.8 million in 2014 and $261.9 million in 2013. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In Thousands)	2015	2014	2013
PE Films	$385,550	$464,339	$495,386
Flexible Packaging Films	105,332	114,348	125,853
Aluminum Extrusions	375,457	344,346	309,482
Total net sales	866,339	923,033	930,721
Add back freight	29,838	28,793	28,625
Sales as shown in consolidated statements of income	$896,177	$951,826	$959,346

Operating Profit
(In Thousands)	2015	2014	2013
PE Films:
Ongoing operations	$48,275	$60,971	$61,866
Plant shutdowns, asset impairments, restructurings and other (a)	(4,180)	(12,236)	(671)
Flexible Packaging Films:
Ongoing operations	5,453	(2,917)	9,100
Plant shutdowns, asset impairments, restructurings and other (a)	(185)	(591)	—
Goodwill impairment	(44,465)	—	—
Aluminum Extrusions:
Ongoing operations	30,432	25,664	18,291
Plant shutdowns, asset impairments, restructurings and other (a)	(708)	(976)	(2,748)
Total	34,622	69,915	85,838
Interest income	294	588	594
Interest expense	3,502	2,713	2,870
Gain (loss) on investment accounted for under the fair value method (a)	(20,500)	2,000	3,400
Gain on sale of investment property (a)	—	1,208	—
Unrealized loss on investment property (a)	—	—	1,018
Stock option-based compensation expense	483	1,272	1,155
Corporate expenses, net (a)	33,638	24,310	31,857
Income (loss) from continuing operations before income taxes	(23,207)	45,416	52,932
Income taxes (a)	8,928	9,387	16,995
Income (loss) from continuing operations	(32,135)	36,029	35,937
Income (loss) from discontinued operations (a)	—	850	(13,990)
Net income (loss)	$(32,135)	$36,879	$21,947

Identifiable Assets
(In Thousands)	2015	2014
PE Films	$270,236	$283,606
Flexible Packaging Films	146,253	262,604
Aluminum Extrusions	136,935	143,328
Subtotal	553,424	689,538
General corporate (b)	25,680	49,032
Cash and cash equivalents (d)	44,156	50,056
Total	$623,260	$788,626

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2015	2014	2013	2015	2014	2013
PE Films	$15,480	$21,399	$25,656	$21,218	$17,000	$15,615
Flexible Packaging Films	9,697	9,331	9,676	3,489	21,806	49,252
Aluminum Extrusions	9,698	9,974	9,202	8,124	6,092	14,742
Subtotal	34,875	40,704	44,534	32,831	44,898	79,609
General corporate	107	114	121	—	—	52
Total	$34,982	$40,818	$44,655	$32,831	$44,898	$79,661

See footnotes on page 66.

Net Sales by Geographic Area (d)
(In Thousands)	2015	2014	2013
United States	$528,881	$542,395	$534,346
Exports from the United States to:
Asia	75,383	72,597	82,235
Canada	45,290	47,391	46,481
Europe	9,809	10,874	6,984
Latin America	3,464	3,116	3,505
Operations outside the United States:
Brazil	89,829	97,954	109,415
The Netherlands	53,211	74,329	68,471
Hungary	32,612	39,457	43,482
China	18,919	26,109	28,702
India	8,941	8,811	7,100
Total (c)	$866,339	$923,033	$930,721

	Identifiable Assets by Geographic Area (d)		Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2015	2014	2015	2014
United States (b)	$351,115	$409,272	$104,380	$115,189
Operations outside the United States:
Brazil	126,478	212,186	78,845	119,066
China	34,409	23,037	27,563	14,141
The Netherlands	19,372	23,729	6,224	9,117
Hungary	14,798	13,440	8,135	5,829
India	7,252	7,874	5,234	5,575
General corporate (b)	25,680	49,032	934	1,040
Cash and cash equivalents (d)	44,156	50,056	n/a	n/a
Total	$623,260	$788,626	$231,315	$269,957

Net Sales by Product Group
(In Thousands)	2015	2014	2013
PE Films:
Personal care materials	$287,768	$367,451	$401,451
Surface protection films	90,197	90,129	90,182
Engineered polymer solutions	7,585	6,759	3,753
Subtotal	385,550	464,339	495,386
Flexible Packaging Films	105,332	114,348	125,853
Aluminum Extrusions:
Nonresidential building & construction	221,363	200,707	179,437
Consumer durables	41,835	44,897	39,565
Automotive	30,250	22,272	19,919
Residential building & construction	22,737	21,470	22,055
Electrical	22,511	12,775	13,455
Distribution	18,659	15,318	13,115
Machinery & equipment	18,102	26,907	21,936
Subtotal	375,457	344,346	309,482
Total	$866,339	$923,033	$930,721
See footnotes on page 66 and a reconciliation of net sales to sales as shown in the Consolidated Statements of Income on page 64.

(a)
See Notes 1, 3, 4 and 18 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.

(b)
The balance sheets include the funded status of each of the Company’s defined benefit pension and other postretirement plans. The funded status of the Company’s defined benefit pension plan was a net liability of $93.2 million and $96.4 million as of December 31, 2015 and 2014, respectively. See Note 14 for more information on the Company’s pension and other postretirement plans.

(c)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $29.8 million in 2015, $28.8 million in 2014 and $28.6 million in 2013.

(d)
Information on exports and foreign operations are provided on the previous page. Cash and cash equivalents includes funds held in locations outside the U.S. of $27.7 million and $40.5 million at December 31, 2015 and 2014, respectively. Export sales relate almost entirely to PE Films. Operations outside the U.S. in The Netherlands, Hungary, China and India also relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films, but also include PE Films operations. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe. Sales from locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

6	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:

(In Thousands)	2015	2014
Trade, less allowance for doubtful accounts and sales returns of $3,746 in 2015 and $2,610 in 2014	$90,028	$106,093
Other	4,189	7,248
Total	$94,217	$113,341
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2015 is as follows:

(In Thousands)	2015	2014	2013
Balance, beginning of year	$2,610	$3,327	$3,552
Charges to expense	3,387	1,344	1,874
Recoveries	(7)	(1,654)	(1,760)
Write-offs	(1,970)	(153)	(285)
Foreign exchange and other	(274)	(254)	(54)
Balance, end of year	$3,746	$2,610	$3,327

7	INVENTORIES
Inventories consist of the following:

(In Thousands)	2015	2014
Finished goods	$13,935	$17,559
Work-in-process	9,249	10,089
Raw materials	22,149	25,227
Stores, supplies and other	19,992	21,433
Total	$65,325	$74,308
Inventories stated on the LIFO basis amounted to $13.5 million at December 31, 2015 and $12.2 million at December 31, 2014, which were below replacement costs by $13.4 million at December 31, 2015 and $18.3 million at December 31, 2014. During 2015, 2014 and 2013, certain PE Films inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below replacement costs, by $0.4 million, $1.0 million and $0.9 million, respectively.

8	GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangibles at December 31, 2015 and 2014, and related amortization periods for continuing operations are as follows:

(In Thousands)	2015	2014	Amortization Periods
Goodwill	$117,839	$169,687	Not amortized
Other identifiable intangibles (a):
Customer relationships (cost basis of $23,766 in 2015 and $29,117 in 2014)	15,620	21,620	10-12 years
Proprietary technology (cost basis of $16,738 in 2015 and $18,228 in 2014)	9,037	11,824	Not more than 15 years
Trade names	10,576	11,998	Indefinite life
Total carrying value of other intangibles	35,233	45,442
Total carrying value of goodwill and other intangibles	$153,072	$215,129
(a) Other identifiable intangibles includes non-compete agreements which have been fully amortized. These identifiable intangible assets, which have a cost basis of $4.2 million, were previously amortized over 2 years.
A reconciliation of the beginning and ending balance of goodwill for each of the three years in the period ended December 31, 2015 is as follows:

(In Thousands)	PE Films	Flexible Packaging Films	Aluminum Extrusions (1)	Total
Net carrying value of goodwill at January 1, 2014	$104,161	$54,931	$13,696	$172,788
Increase (decrease) due to foreign currency translation	(1)	(3,100)	—	(3,101)
Net carrying value of goodwill at December 31, 2014	104,160	51,831	13,696	169,687
Goodwill impairment charge	—	(44,465)	—	(44,465)
Increase (decrease) due to foreign currency translation	(17)	(7,366)	—	(7,383)
Net carrying value of goodwill at December 31, 2015	$104,143	$—	$13,696	$117,839
(1) Goodwill balance is net of accumulated impairment losses of $30.6 million.
The Company recorded a goodwill impairment charge of $44.5 million ($44.5 million after taxes) for goodwill associated with Flexible Packaging Films in 2015. This impairment charge represents the entire amount of goodwill associated with the Flexible Packaging Films segment. The operations of Flexible Packaging Films continue to be adversely impacted by competitive pressures that are primarily related to ongoing unfavorable economic conditions in its primary market of Brazil and excess global capacity in the industry. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins in Brazil. While recent favorable anti-dumping rulings have been issued against China, Egypt and India, authorities in Brazil have initiated new investigations of dumping against Peru and Bahrain. In light of market trends, increased economic uncertainty and continued dumping activity in Brazil, the Company reassessed its projections for the timing and extent of a market recovery with Flexible Packaging Films in 2015. The Company’s assessment of future prospects and timing of a recovery under these conditions indicate that its current enterprise value is less than $120 million (Flexible Packaging Films’ net assets excluding goodwill), the minimum value needed to have avoided a full write-off of its goodwill. The Company also assessed the fair value of Flexible Packaging Films’ other long-lived assets and determined that no additional impairments had occurred.
Amortization expense for continuing operations over the next five years is expected to be as follows:

Year	Amount (In Thousands)
2016	$3,889
2017	3,850
2018	3,680
2019	3,280
2020	3,280

9	FINANCIAL INSTRUMENTS
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and currency exchange rate exposures that exist as part of ongoing business operations (primarily in PE Films). These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $16.6 million (18.9 million pounds of aluminum) at December 31, 2015 and $8.6 million (7.8 million pounds of aluminum) at December 31, 2014.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$44	Accrued expenses	$82
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(1,797)	Accrued expenses	$(318)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$7
Liability derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$(7)
Net asset (liability)		$(1,753)		$(236)
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
Tredegar used future fixed Euro-denominated contractual payments for equipment being purchased as part of its multi-year capacity expansion project at the film products manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company used fixed rate Euro forward contracts with various settlement dates through February 2014 to hedge exchange rate exposure on these obligations. The Company did not have any fixed rate forward contracts with outstanding notional amounts as of December 31, 2015 and 2014.
Tredegar receives Euro-based royalty payments relating to its operations in Europe. From time to time Tredegar uses zero-cost collar currency options to hedge a portion of its exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2015 and 2014 as there were no derivatives outstanding related to the hedging of royalty payments with currency options.
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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2015, 2014, and 2013 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2015	2014	2013	2015	2014	2013
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(5,055)	$542	$(868)	$—	$(120)	$(77)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(3,538)	$631	$(583)	$62	$16	$—
Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not significant in 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, unrealized net losses from hedges that were discontinued were not significant. As of December 31, 2015, the Company expected $1.1 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next 12 months.

10	ACCRUED EXPENSES
Accrued expenses consist of the following:

(In Thousands)	2015	2014
Vacation	$7,155	$7,266
Payrolls, related taxes and medical and other benefits	4,762	4,119
Incentive compensation	3,883	3,803
Workers’ compensation and disabilities	3,036	3,007
Accrued utilities	2,048	2,186
Customer rebates	2,032	2,055
Accrued severance	1,908	245
Derivative contract liability	1,753	236
Other	7,076	9,132
Total	$33,653	$32,049

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2015 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2013	$296	$—	$585	$881
For the year ended December 31, 2013:
Charges	671	172	569	1,412
Cash spend	(636)	—	(798)	(1,434)
Charges against assets	—	(172)	—	(172)
Balance at December 31, 2013	331	—	356	687
For the year ended December 31, 2014:
Charges	2,668	227	131	3,026
Cash spend	(2,753)	—	(286)	(3,039)
Charges against assets	—	(227)	—	(227)
Balance at December 31, 2014	246	—	201	447
For the year ended December 31, 2015:
Charges	2,568	403	879	3,850
Cash spend	(1,352)	—	(675)	(2,027)
Charges against assets	—	(403)	—	(403)
Balance at December 31, 2015	$1,462	$—	$405	$1,867

(a)
Other includes other shutdown-related costs associated with the consolidation of domestic PE Films manufacturing facilities and the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

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
At December 31, 2015, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
The most restrictive covenants in the Credit Agreement include:

•	Maximum indebtedness-to-adjusted EBITDA of 3.0x;

•	Minimum adjusted EBIT-to-interest expense of 2.5x; and

•	Maximum aggregate distributions to shareholders over the term of the Credit Agreement of $100 million plus, beginning with the fiscal quarter ended March 31, 2012, 50% of net income.

At December 31, 2015, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $164 million. Total debt due and outstanding at December 31, 2015 is summarized below:

Debt Due and Outstanding at December 31, 2015 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2016	$—	$—	$—
2017	104,000	—	104,000
2018	—	—	—
2019	—	—	—
2020	—	—	—
Total	$104,000	$—	$104,000
Tredegar believes that it was in compliance with all of its debt covenants as of December 31, 2015. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

12	SHAREHOLDER RIGHTS AGREEMENT
Pursuant to the Second Amended and Restated Rights Agreement (the “Rights Agreement”), dated as of November 18, 2013, with Computershare Trust Company, N.A., as Rights Agent, one purchase right (a “Right”) was attached to each outstanding share of Tredegar’s common stock.  Each Right entitled the registered holder to purchase from Tredegar one one-hundredth of a share of Tredegar’s Series A Participating Cumulative Preferred Stock at an exercise price of $150, subject to adjustment (the “Purchase Price”). Unless otherwise noted in the Rights Agreement, the Rights would have become exercisable, if not earlier redeemed, only if a person or group (i) acquires beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock or (ii) commences, or publicly discloses an intention to commence, a tender offer or exchange offer that would result in beneficial ownership by a person or group of 20% or more of the outstanding shares of the Company’s common stock.
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

A summary of stock options outstanding at December 31, 2015, 2014 and 2013, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2013	1,076,700	$14.06	to	$19.84	$17.81
Granted	184,700	24.84	to	30.01	24.97
Forfeited and Expired	(34,000)	15.11	to	24.84	21.10
Exercised	(180,600)	14.27	to	19.84	17.32
Outstanding at December 31, 2013	1,046,800	14.06	to	30.01	19.06
Granted	181,476	19.84	to	22.49	22.41
Forfeited and Expired	(22,581)	15.80	to	24.84	21.42
Exercised	(41,575)	15.80	to	19.84	17.55
Outstanding at December 31, 2014	1,164,120	14.06	to	30.01	19.59
Granted	—	—	to	—	—
Forfeited and Expired	(60,207)	17.13	to	30.01	22.30
Exercised	(222,400)	14.06	to	19.84	16.34
Outstanding at December 31, 2015	881,513	$17.13	to	$30.01	$20.22
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2015:

			Options Outstanding at December 31, 2015				Options Exercisable at December 31, 2015
				Weighted Average		Aggregate Intrinsic Value (In Thousands)			Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices			Shares	Remaining Contractual Life (Years)	Exercise Price		Shares	Weighted Average Exercise Price
$—	to	$15.00	—	0.0	$—	$—	—	$—	$—
15.01	to	17.50	164,500	1.1	17.13	—	164,500	17.13	—
17.51	to	20.00	424,330	2.3	19.02	—	410,155	19.00	—
20.01	to	25.00	289,033	7.4	23.62	—	194,095	23.78	—
25.01	to	30.01	3,650	5.9	30.01	—	2,250	30.01	—
Total			881,513	3.8	$20.22	$—	771,000	$19.84	$—
During 2015, the Board of Directors approved the acceleration vesting of stock options and restricted stock for several Tredegar executives who left the Company in recognition of their many years of service. Compensation expense recognized in 2015 for accelerated stock option vestings (0.4 million shares) and accelerated restricted stock vestings (0.1 million shares) totaled $0.4 million and $1.0 million, respectively.

The following table summarizes additional information about unvested restricted stock outstanding at December 31, 2015, 2014 and 2013:

	Unvested Restricted Stock			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)
Outstanding at January 1, 2013	143,900	$18.82	$2,708	91,800	$18.85	$1,730
Granted	93,425	25.45	2,378	77,200	27.82	2,148
Vested	(58,175)	20.15	(1,172)	—	—	—
Forfeited	(21,300)	20.70	(441)	(36,700)	19.83	(728)
Outstanding at December 31, 2013	157,850	22.00	3,473	132,300	23.81	3,150
Granted	95,707	22.18	2,123	59,675	21.54	1,285
Vested	(54,921)	20.73	(1,139)	—	—	—
Forfeited	(10,578)	21.76	(230)	(62,262)	19.18	(1,194)
Outstanding at December 31, 2014	188,058	22.48	4,227	129,713	24.99	3,241
Granted	147,666	18.87	2,786	144,582	18.47	2,670
Vested	(174,145)	20.57	(3,582)	—	—	—
Forfeited	(29,226)	21.42	(626)	(107,167)	20.78	(2,227)
Outstanding at December 31, 2015	132,353	$21.19	$2,805	167,128	$22.04	$3,684
The total intrinsic value of stock options exercised was $1.0 million in 2015, $0.1 million in 2014 and $1.3 million in 2013. The grant-date fair value of stock option-based awards vested was $1.9 million in 2015, $0.7 million in 2014 and $1.7 million in 2013. As of December 31, 2015, there was unrecognized compensation cost of $0.2 million related to stock option-based awards and $1.4 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 0.9 years for stock option-based awards and 1.6 years for non-vested restricted stock and other stock-based awards.
Stock options exercisable totaled 771,000 at December 31, 2015 and 800,050 shares at December 31, 2014. Stock options available for grant totaled 2,520,632 shares at December 31, 2015.

14	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors noncontributory defined benefit (pension) plans covering certain current and former employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and pay for active participants of the plan was frozen as of December 31, 2007. With the exception of plan participants at one of the Company’s U.S. manufacturing facilities, the plan no longer accrues benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
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
The following tables reconcile the changes in benefit obligations and plan assets in 2015 and 2014, and reconcile the funded status to prepaid or accrued cost at December 31, 2015 and 2014:

	Pension Benefits		Other Post- Retirement Benefits
(In Thousands)	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$325,426	$275,166	$8,372	$7,858
Service cost	530	869	44	43
Interest cost	13,217	13,397	325	387
Effect of actuarial (gains) losses related to the following:
Discount rate change	(14,687)	32,089	(356)	732
Retirement rate assumptions and mortality table adjustments	(5,456)	17,331	32	(131)
Retiree medical participation rate change	—	—	—	(390)
Other	(746)	490	(332)	218
Plan participant contributions	—	—	625	681
Benefits paid	(14,432)	(13,916)	(965)	(1,026)
Benefit obligation, end of year	$303,852	$325,426	$7,745	$8,372
Change in plan assets:
Plan assets at fair value, beginning of year	$229,017	$232,705	$—	$—
Actual return on plan assets	(6,311)	7,466	—	—
Employer contributions	2,368	2,762	340	345
Plan participant contributions	—	—	625	681
Benefits paid	(14,432)	(13,916)	(965)	(1,026)
Plan assets at fair value, end of year	$210,642	$229,017	$—	$—
Funded status of the plans	$(93,210)	$(96,409)	$(7,745)	$(8,372)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$210	$130	$455	$456
Other noncurrent liabilities	93,000	96,279	7,290	7,916
Net amount recognized	$93,210	$96,409	$7,745	$8,372

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In Thousands, Except Percentages)	2015	2014	2013	2015	2014	2013
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.55%	4.17%	4.99%	4.49%	4.11%	4.88%
Expected long-term return on plan assets	7.00%	7.50%	7.75%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.17%	4.99%	4.21%	4.11%	4.88%	4.10%
Expected long-term return on plan assets	7.50%	7.75%	7.75%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$530	$869	$3,754	$44	$43	$58
Interest cost	13,217	13,397	12,338	325	387	345
Expected return on plan assets	(17,636)	(18,301)	(17,430)	—	—	—
Amortization of prior service costs and gains or losses	16,190	10,688	15,028	(194)	(190)	(210)
Settlement/curtailment	45	81	28	—	—	—
Net periodic benefit cost	$12,346	$6,734	$13,718	$175	$240	$193
Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2015, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments for continuing operations over the next five years and in the aggregate for 2021-2025 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2016	$15,904	$455
2017	16,505	467
2018	16,969	478
2019	17,504	485
2020	17,997	489
2021—2025	94,105	2,468
Amounts recorded in 2015, 2014 and 2013 in accumulated other comprehensive income, before related deferred income taxes, consist of:

	Pension			Other Post-Retirement
(In Thousands)	2015	2014	2013	2015	2014	2013
Prior service cost (benefit)	$18	$87	$270	$—	$—	$—
Net actuarial (gain) loss	153,570	166,678	116,519	(1,616)	(1,154)	(1,773)

Pension expense is expected to be $11.3 million in 2016 as the favorable impact of the increase in the discount rate, change to the mortality rate and the freezing of all future service benefits for certain plan participants are offset by the unfavorable decrease in the expected long-term return on plan assets. The amounts in accumulated other comprehensive income, before related deferred income taxes, that are expected to be recognized as components of net periodic benefit or cost during 2016 are as follows:

(In Thousands)	Pension	Other Post- Retirement
Prior service cost (benefit)	$9	$—
Net actuarial (gain) loss	13,526	(190)
The percentage composition of assets held by pension plans for continuing operations at December 31, 2015, 2014 and 2013 are as follows:

	% Composition of Plan Assets at December 31,
	2015	2014	2013
Pension plans related to continuing operations:
Fixed income securities	12.8%	14.5%	14.0%
Large/mid-capitalization equity securities	13.8	13.7	13.8
Small-capitalization equity securities	4.0	4.3	4.8
International and emerging market equity securities	10.9	11.0	11.7
Total equity securities	28.7	29.0	30.3
Private equity and hedge funds	52.4	51.2	48.3
Other assets	6.1	5.3	7.4
Total for continuing operations	100.0%	100.0%	100.0%
Tredegar’s targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets used to determine its benefit obligation at December 31, 2015, are as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Fixed income securities	25.0%	4.4%
Large/mid-capitalization equity securities	14.0	8.8
Small-capitalization equity securities	4.0	10.0
International and emerging market equity securities	11.0	9.4
Total equity securities	29.0	9.4
Private equity and hedge funds	46.0	7.1
Total for continuing operations	100.0%	7.0%
* Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.

Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. The other assets category is primarily comprised of cash and contracts with insurance companies. The Company’s primary investment objective is to maximize total return with a strong emphasis on the preservation of capital, and it believes that over the long-term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for the pension plans is about 11.7 years. The Company expects its required contributions to be approximately $6.1 million in 2016.

Estimates of the fair value of assets held by the Company’s pension plan are provided by unaffiliated third parties. At December 31, 2015, the Company adopted the updated accounting guidance associated with investments that utilized NAV as a practical expedient for measuring fair value. Investments in private equity and hedge funds and certain fixed income securities by the Company’s pension plan are measured at NAV. These assets are therefore excluded from the fair value hierarchy for each of the years presented. At December 31, 2015 and 2014, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2015:
Large/mid-capitalization equity securities	$29,027	$29,027	$—	$—
Small-capitalization equity securities	8,457	8,457	—	—
International and emerging market equity securities	23,054	10,126	12,928	—
Fixed income securities	22,968	10,626	12,342	—
Other assets	2,727	2,727	—	—
Total plan assets at fair value	$86,233	$60,963	$25,270	$—
Private equity and hedge funds	110,340
Contracts with insurance companies	10,207
Fixed income securities	3,862
Total plan assets, December 31, 2015	$210,642
Balances at December 31, 2014:
Large/mid-capitalization equity securities	$31,401	$31,401	$—	$—
Small-capitalization equity securities	9,827	9,827	—	—
International and emerging market equity securities	25,224	11,471	13,753	—
Fixed income securities	28,714	12,661	16,053	—
Other assets	1,741	1,741	—	—
Total plan assets at fair value	$96,907	$67,101	$29,806	$—
Private equity and hedge funds	117,276
Contracts with insurance companies	10,267
Fixed income securities	4,567
Total plan assets, December 31, 2014	$229,017
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.3 million at December 31, 2015 and $2.4 million at December 31, 2014. Pension expense recognized for this plan was $0.1 million in 2015, $0.1 million in 2014 and $0.1 million in 2013. This information has been included in the preceding pension benefit tables.
Approximately 79 employees at the Company’s film products manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.4 million in 2015, $0.5 million in 2014 and $0.5 million in 2013. This information has been excluded from the preceding pension benefit tables.

15	SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to Internal Revenue Service (“IRS”) limitations. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

•	The Company makes matching contributions to the savings plan of $1 for every $1 of employee contribution. The matching contribution is currently on a maximum of 5% of base pay.

•	The savings plan includes immediate vesting of matching contributions when made and automatic enrollment at 3% of base pay unless the employee opts out or elects a different percentage.
For the period from February 1, 2014 to December 31, 2014, the Company made matching contributions to the savings plan for salaried and non-union hourly employees of $0.50 for every $1 a participant contributed, with a matching contribution on a maximum of 5% of base pay during this period. The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations. Charges recognized for these plans were $3.0 million in 2015, $1.6 million in 2014 and $2.6 million in 2013. The Company’s liability under the restoration plan was $1.0 million at December 31, 2015 (consisting of 71,818 phantom shares of common stock) and $1.7 million at December 31, 2014 (consisting of 74,190 phantom shares of common stock) and valued at the closing market price on those dates.
The Tredegar Corporation Benefits Plan Trust (the “Trust”) purchased 7,200 shares of the Company’s common stock in 1998 for $0.2 million and 46,671 shares of its common stock in 1997 for $1.0 million, as a partial hedge against the phantom shares held in the restoration plan. There have been no shares purchased since 1998 except for re-invested dividends. The cost of the shares held by the Trust is shown as a reduction to shareholders’ equity in the consolidated balance sheets.

16	RENTAL EXPENSE AND CONTRACTUAL COMMITMENTS
Rental expense for continuing operations was $3.6 million in 2015, $3.6 million in 2014 and $3.4 million in 2013. Rental commitments under all non-cancelable operating leases for continuing operations as of December 31, 2015, are as follows:

Year	Amount (In Thousands)
2016	$2,253
2017	2,038
2018	1,889
2019	1,799
2020	1,834
Remainder	2,338
Total	$12,151
Contractual obligations for plant construction and purchases of real property and equipment amounted to $7.3 million at December 31, 2015.

17	INCOME TAXES
Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2015	2014	2013
Income from continuing operations before income taxes:
Domestic	$(9,116)	$38,402	$37,380
Foreign	(14,091)	7,014	15,552
Total	$(23,207)	$45,416	$52,932
Current income taxes:
Federal	$12,693	$14,568	$15,988
State	973	2,178	1,416
Foreign	6,064	4,102	4,737
Total	19,730	20,848	22,141
Deferred income taxes:
Federal	(9,419)	(9,530)	(2,933)
State	(1,035)	(417)	(852)
Foreign	(348)	(1,514)	(1,361)
Total	(10,802)	(11,461)	(5,146)
Total income taxes	$8,928	$9,387	$16,995
The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes from Continuing Operations
	2015	2014	2013
Federal statutory rate	35.0	35.0	35.0
Domestic Production Activities Deduction	3.6	(1.9)	(1.4)
Foreign rate differences	3.1	(0.1)	(0.7)
Unremitted earnings from foreign operations	2.2	(3.8)	0.9
Research and development tax credit	1.5	(0.6)	(0.4)
Valuation allowance for capital loss carry-forwards	1.3	(10.2)	0.8
Tax incentive	0.5	(0.1)	(4.7)
State taxes, net of federal income tax benefit	0.3	2.2	0.1
Remitted earnings from foreign operations	0.1	—	—
Valuation allowance for foreign operating loss carry-forwards	—	(0.4)	0.5
Non-deductible expenses	(1.9)	0.9	0.6
Changes in estimates related to prior year tax provision	(2.1)	(2.3)	(0.6)
Tax contingency accruals and tax settlements	(3.1)	2.0	2.0
Foreign investment write down	(10.9)	—	—
Goodwill impairment	(68.1)	—	—
Effective income tax rate for continuing operations	(38.5)	20.7	32.1
The change in income taxes from continuing operations in 2015 in comparison to the prior year can be attributed to several factors including recording no tax benefit on either the goodwill impairment charge or the unrealized loss on the portion of the Company’s investment in shares of kaléo shares held in a foreign jurisdiction. Also, there was a $0.5 million tax benefit related to the valuation allowance associated with capital losses in 2015 compared to a $4.9 million tax benefit in 2014. In 2014 there was a $2.2 million tax benefit recorded for changes in the underlying basis of certain foreign subsidiaries versus a $0.5 million tax benefit in 2015 for changes in the underlying basis of certain foreign subsidiaries.

The reduction in income taxes from continuing operations in 2014 in comparison to prior years can be attributed to a pair of distinct tax adjustments. In recent years the Company has been evaluating various tax advantageous methods for executing its overall growth and international expansion strategies. The Company, having been authorized by its management in the fourth quarter of 2014 to proceed, implemented an international tax planning strategy that generated capital gains. These capital gains were offset against previously recorded capital losses on certain investments. Income taxes from continuing operations in 2014 therefore included the recognition of a tax benefit of $4.9 million related to a portion of its capital loss carryforwards that were previously offset by a valuation allowance associated with expected limitations on the utilization of historic capital losses carried over from the previous years. In addition, as previously discussed in Note 1, with the exception of Terphane, the Company accrues U.S. federal income taxes to the extent required under U.S. GAAP on unremitted earnings from foreign operations. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 included an adjustment of $2.2 million in the fourth quarter, $1.7 million of which is a correction to prior years, to reverse previously accrued deferred tax liabilities accumulated over several years arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. The corresponding prior period changes in the underlying basis of certain foreign subsidiaries primarily occurred before 2010, and the prior period components are not considered material to any period presented.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2024. The benefit from the tax incentives was $0.1 million (0 cents per share), $0.1 million (0 cents per share) and $2.5 million (8 cents per share) in 2015, 2014 and 2013, respectively.
Deferred tax liabilities and deferred tax assets at December 31, 2015 and 2014, are as follows:

(In Thousands)	2015	2014
Deferred tax liabilities:
Amortization of goodwill and other intangibles	$42,900	$45,696
Depreciation	22,221	27,550
Foreign currency translation gain adjustment	2,738	4,233
Derivative financial instruments	—	316
Total deferred tax liabilities	67,859	77,795
Deferred tax assets:
Pensions	31,972	34,214
Employee benefits	10,397	11,597
Excess capital losses and book/tax basis differences on investments	8,026	3,282
Inventory	4,636	6,221
Asset write-offs, divestitures and environmental accruals	2,022	1,593
Tax benefit on state and foreign NOL and credit carryforwards	1,624	2,967
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	1,006	842
Allowance for doubtful accounts	406	479
Derivative financial instruments	234	—
Other	2,224	799
Deferred tax assets before valuation allowance	62,547	61,994
Less: Valuation allowance	13,344	14,577
Total deferred tax assets	49,203	47,417
Net deferred tax liability	$18,656	$30,378
Included in the balance sheet:
Noncurrent deferred tax liabilities in excess of assets	$18,656	$39,255
Current deferred tax assets in excess of liabilities	—	8,877
Net deferred tax liability	$18,656	$30,378

Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. The Company has estimated gross state and foreign tax credits and net operating loss carryforwards of $1.6 million and $3.0 million at December 31, 2015 and 2014, respectively, which primarily expire at different points over the next 5 to 8 years. Valuation allowances of $1.5 million, $2.8 million and $1.7 million at at December 31, 2015, 2014 and 2013, respectively, are recorded against the tax benefit on state and foreign tax credits and net operating loss carryforwards generated by certain foreign and domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for excess capital losses from investments and other related items was $10.9 million, $11.4 million and $16.4 million at December 31, 2015, 2014 and 2013. The current year balance decreased due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. Tredegar continues to evaluate opportunities to utilize capital loss carryforwards prior to their expiration at various dates in the future. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets. The valuation allowance for asset impairments in foreign jurisdictions where the Company believes it is more likely than not that the deferred tax asset will not be realized was $0.9 million at December 31, 2015, $0.4 million at December 31, 2014 and $1.9 million at December 31, 2013.
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2013, is shown below:

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Balance at beginning of period	$3,255	$2,239	$910
Increase (decrease) due to tax positions taken in:
Current period	518	619	643
Prior period	326	397	686
Increase (decrease) due to settlements with taxing authorities	—	—	—
Reductions due to lapse of statute of limitations	(50)	—	—
Balance at end of period	$4,049	$3,255	$2,239
Additional information related to unrecognized uncertain tax positions since January 1, 2013 is summarized below:

	Years Ended December 31,
(In Thousands)	2015	2014	2013
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$4,049	$3,255	$2,239
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(858)	(726)	(540)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	3,191	2,529	1,699
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $90, $150 and $100 reflected in income tax expense in the income statement in 2015, 2014 and 2013, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	397	310	156
Related deferred income tax assets recognized on interest and penalties	(148)	(116)	(60)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	249	194	96
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$3,440	$2,723	$1,795
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2012. The Company anticipates that it is reasonably possible that Federal and state income tax audits or statutes may settle or close within the next 12 months, which could result in the recognition of up to approximately $2.1 million of the balance of unrecognized tax positions, including any payments that may be made.

18	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2015 (as shown in the segment operating profit table in Note 5) totaled $10.1 million ($6.4 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2015 included:

•
A second quarter charge of $3.9 million ($2.5 million after taxes) for severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A fourth quarter charge of $1.0 million ($0.6 million after taxes) and a third quarter charge of $1.2 million ($0.7 million) associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.8 million, asset impairments of $0.4 million, accelerated depreciation of $0.4 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.6 million ($0.1 million is included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter charge of $1.1 million ($0.7 million after taxes) in PE Films ($0.4 million included in “Selling, general and administrative expense” in the consolidated statement of income), a third quarter charge of $0.9 million ($0.6 million after taxes) in PE Films ($0.9 million), Aluminum Extrusions ($35,000) and Corporate ($26,000, included in “Corporate expenses, net” in the statement of net sales and operating profit by segment), and a second quarter charge of $0.3 million ($0.2 million taxes) in Flexible Packaging Films ($0.3 million) and PE Films ($7,000) for severance and other employee-related costs, and a first quarter reversal of previously accrued severance and other employee related costs of $67,000 ($43,000 after taxes) in Flexible Packaging Films, all associated with restructurings;

•
A fourth quarter charge of $1.0 million ($0.6 million after taxes) associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statement of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A fourth quarter charge of $31,000 ($19,000 after taxes), a third quarter charge of $0.3 million ($0.2 million after taxes), a second quarter charge of $18,000 ($11,000 after taxes) and a first quarter charge of $15,000 ($9,000 after taxes) associated with the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana; and

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income).

Results in 2015 include a net unrealized loss on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $20.5 million ($15.7 million after taxes). See Note 4 for additional information on investments.
On July 7, 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. Given PE Films’ focus on maintaining product quality and customer satisfaction, the Company anticipates that these activities will be completed in the middle of 2017. Total pre-tax cash expenditures associated with restructuring the Lake Zurich manufacturing facility are expected to be approximately $15-16 million over this period, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million.
The Company expects to recognize costs associated with the exit and disposal activities of approximately $4-5 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $2-3 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility.
Total estimated cash expenditures of $15-16 million over the project period include the following:

•	Cash outlays associated with previously discussed exit and disposal expenses of approximately $4 million;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the U.S. of approximately $10 million;

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility; and

•	Additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines.
Cash expenditures for restructuring costs in 2015 totaled $3.1 million, which included $2.5 million in capital expenditures.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2014 (as shown in the segment operating profit table in Note 5) totaled $13.8 million ($9.3 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2014 included:

•
A second quarter charge of $10.0 million ($6.8 million after taxes) associated with a one-time, lump sum license payment to the 3M Company after the Company settled all litigation issues associated with a patent infringement complaint (included in “Other income (expense), net” in the consolidated statements of income);

•
A fourth quarter charge of $0.5 million ($0.3 million after taxes) in Flexible Packaging Films ($0.3 million) and PE Films ($0.2 million), a third quarter charge of $0.4 million ($0.2 million after taxes) in Flexible Packaging Films ($0.3 million), PE Films ($78,000) and Aluminum Extrusions ($31,000), a second quarter charge of $0.6 million ($0.4 million after taxes) in PE Films and a first quarter charge of $0.8 million ($0.5 million after taxes) in PE Films for severance and other employee-related costs associated with restructurings;

•
A fourth quarter charge of $0.7 million ($0.4 million after taxes), a third quarter charge of $75,000 ($46,000 after taxes) and a second quarter charge of $0.2 million ($0.1 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter adjustment of previously accrued severance and other employee-related costs of $0.1 million ($63,000 after taxes) and a third quarter charge of $37,000 ($23,000 after taxes), a second quarter charge of $0.3 million ($0.2 million after taxes) and a first quarter charge of $0.5 million ($0.3 million after taxes) associated with the shutdown of the PE Films’ manufacturing facility in Red Springs, North Carolina, which includes net severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million;

•
A fourth quarter gain of $0.1 million ($73,000 after taxes) related to the sale of a previously shutdown PE Films’ manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and

•
A fourth quarter charge of $11,000 ($7,000 after taxes), a third quarter charge of $20,000 ($12,000 after taxes) and a second quarter charge of $24,000 ($15,000 after taxes) associated with the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana.

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

•
A third quarter charge of $45,000 ($28,000 after taxes), a second quarter charge of $0.4 million ($0.2 million after taxes) and a first quarter charge of $0.2 million ($94,000 after taxes) associated with the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana;

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) and a third quarter charge of $0.2 million ($83,000 after taxes) associated with the shutdown of the PE Films’ manufacturing facility in Red Springs, North Carolina, which includes severance and other employee related costs of $0.3 million and asset impairments of $0.2 million;

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) in Aluminum Extrusions and a first quarter charge of $0.1 million ($67,000 after taxes) in PE Films associated with severance and other employee related costs in connection with restructurings;

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
PE Films closed its manufacturing facility in Red Springs, North Carolina in June 2014. The plant, which was a leased facility, was solely dedicated to producing babycare elastic laminate films for P&G, who has consolidated its North American suppliers for this product. The Red Springs manufacturing facility employed 66 people, and total charges incurred related to the shutdown, which primarily consisted of severance and other employee-related costs, were $0.7 million in 2014 and $0.5 million in 2013. Impairment charges were recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on estimates of the proceeds that the Company would receive if and/or when assets are sold. Estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under U.S. GAAP.

19	CONTINGENCIES
Tredegar is involved in various stages of investigation and remediation relating to environmental matters at certain current and former plant locations. Where the Company has determined the nature and scope of any required environmental remediation activity, estimates of cleanup costs have been obtained and accrued. As efforts continue to maintain compliance with applicable environmental laws and regulations, additional contingencies may be identified. If additional contingencies are identified, the Company’s practice is to determine the nature and scope of those contingencies, obtain and accrue estimates of the cost of remediation, and perform remediation. The Company does not believe that additional costs that could arise from those activities will have a material adverse effect on its financial position. However, those costs could have a material adverse effect on its financial condition, results of operations and cash flows at that time.
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
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an anti-dumping duty order on imported PET films from Brazil.  The Company contested the applicability of these anti-dumping duties to the films exported by Terphane, and a request was filed with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the anti-dumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of anti-dumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Terphane purchase agreement. In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of Flexible Packaging Films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission.

20	SELECTED QUARTERLY FINANCIAL DATA
Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2015
Sales	$234,171	$221,245	$223,772	$216,989
Gross profit	37,415	29,748	33,468	40,249
Income from continuing operations	9,870	594	(36,723)	(5,876)
Income (loss) from discontinued operations	—	—	—	—
Net income	$9,870	$594	$(36,723)	$(5,876)
Earnings (loss) per share:
Basic
Continuing operations	$0.30	$0.02	$(1.13)	$(0.18)
Discontinued operations	—	—	—	—
Net income	$0.30	$0.02	$(1.13)	$(0.18)
Diluted
Continuing operations	$0.30	$0.02	$(1.13)	$(0.18)
Discontinued operations	—	—	—	—
Net income	$0.30	$0.02	$(1.13)	$(0.18)
Shares used to compute earnings (loss) per share:
Basic	32,482	32,609	32,605	32,614
Diluted	32,628	32,746	32,605	32,614
For the year ended December 31, 2014
Sales	$235,213	$236,965	$240,429	$239,219
Gross profit	37,749	38,480	34,582	34,109
Income from continuing operations	8,479	3,752	10,745	13,054
Income (loss) from discontinued operations	—	—	850	—
Net income (loss)	$8,479	$3,752	$11,595	$13,054
Earnings (loss) per share:
Basic
Continuing operations	$0.26	$0.12	$0.33	$0.40
Discontinued operations	—	—	0.03	—
Net income (loss)	$0.26	$0.12	$0.36	$0.40
Diluted
Continuing operations	$0.26	$0.11	$0.33	$0.40
Discontinued operations	—	—	0.03	—
Net income (loss)	$0.26	$0.11	$0.36	$0.40
Shares used to compute earnings (loss) per share:
Basic	32,242	32,312	32,319	32,335
Diluted	32,621	32,641	32,507	32,449

Net income (loss) from continuing operations in the fourth quarter of 2014 includes the reduction in income taxes from continuing operations in 2014 in comparison to the prior year as a result of a pair of distinct tax adjustments. Income taxes in the fourth quarter of 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.8 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. In addition, as previously discussed in Note 1, with the exception of Terphane, the Company accrues U.S. federal income taxes to the extent required under U.S. GAAP on unremitted earnings from foreign operations. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 included an adjustment of $2.2 million in the fourth quarter, $1.7 million of which is a correction to prior years, to reverse previously accrued deferred tax liabilities accumulated over several years arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. The corresponding prior period changes in the underlying basis of certain foreign subsidiaries primarily occurred before 2010, and the prior period components are not considered material to any period presented.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	February 29, 2016	By	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature		Title

/s/	John D. Gottwald	President, Chief Executive Officer and Director
	(John D. Gottwald)	(Principal Executive Officer)

/s/	D. Andrew Edwards	Vice President and Chief Financial Officer
	(D. Andrew Edwards)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Treasurer and Controller
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	William M. Gottwald	Chairman of the Board of Directors
(William M. Gottwald)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	George A. Newbill	Director
(George A. Newbill)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	Gregory A. Pratt	Director
(Gregory A. Pratt)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)

EXHIBIT INDEX

2.1
Stock Purchase Agreement, made as of October 1, 2012, by and among The William L. Bonnell Company, Inc., AACOA, Inc., the shareholders of AACOA, Inc., and Daniel G. Formsma, as the representative of the shareholders of AACOA, Inc. (filed as Exhibit 2.1 to Tredegar Corporation’s (“Tredegar’s”) Current Report on Form 8-K (File No. 1-10258), filed on October 3, 2012, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

2.2
Membership Interest Purchase Agreement, dated as of October 14, 2011, by and among TAC Holdings, LLC, Gaucho Holdings B.V. and Tredegar Film Products Corporation (filed as Exhibit 2.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 19, 2011, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

3.1
Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar, as of May 24, 2013 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on August 10, 2015, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.3
Credit Agreement, dated as of April 23, 2012, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, as syndication agent, and Citizens Bank of Pennsylvania, HSBC Bank USA, National Association, PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 26, 2012, and incorporated herein by reference)

4.3.1
Amendment No. 2, dated as of March 31, 2015, to Credit Agreement, dated as of April 23, 2012, among Tredegar, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 2, 2015, and incorporated herein by reference)

4.3.2
Guaranty, dated as of April 23, 2012, by and among the subsidiaries of Tredegar Corporation listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 26, 2012, and incorporated herein by reference)

10.1
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1
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
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.8
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.9
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.10
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.11
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.12
Form of Notice of Stock Award and Stock Award Terms and Conditions  (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.13
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions  (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.14
Amended and Restated Severance Agreement, effective February 3, 2014, between the Company and A. Brent King (filed as Exhibit 10.4 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

+*10.15	Summary of Director Compensation for Fiscal 2015

10.16
Agreement, dated as of February 19, 2014, by and among Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

10.17
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2015, and incorporated herein by reference)

10.18
Form of Notice of Stock Award and Stock Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2015, and incorporated herein by reference)

10.19
Separation, Waiver and Release Agreement with Nancy M. Taylor, dated June 25, 2015 (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

10.20
Separation, Waiver and Release Agreement with Kevin A. O’Leary, dated June 25, 2015 (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

10.21
Severance Agreement with D. Andrew Edwards, dated June 25, 2015 (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

10.22
Agreement with Mary Jane Hellyar, dated August 19, 2015 (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on August 21, 2015, and incorporated herein by reference

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

+99	Financial Statements of kaléo, Inc. and Independent Auditors’ Report

+101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith