Form 10-K/A
period 2015-12-31
TREDEGAR CORP
filed 2016-03-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
Tredegar Corporation (“Tredegar” or “the Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016. The Company is filing this Amendment No. 1 to its Original Form 10-K (this “Form 10-K/A”) solely for the purpose of correcting a disclosure of 2012 and 2011 segment data in Item 6 of Part II. The Form 10-K/A corrects an error that occurred in the division of operating profit from ongoing operations of its previously reported segment, Film Products, between PE Films and Flexible Packaging Films. For the years ended December 31, 2012 and 2011, operating profit from ongoing operations in PE Films and Flexible Packaging Films has been corrected as shown in the following table:

(In Thousands)	As Originally Reported		Corrected
	2012	2011	2012	2011
PE Films	$76,003	$58,067	$50,814	$56,521
Flexible Packaging Films	(6,053)	1,426	19,136	2,972
Except for the correction of these amounts, there have been no changes in any of the financial or other information contained in the Original Form 10-K. The correction of the error had no impact on the consolidated balance sheets, income statements or cash flow statements included in the Original Form 10-K and had no impact on the previously reported consolidated operating profit for the years ended December 31, 2012 and 2011.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A also contains a currently dated consent of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Accordingly, Item 15 of Part IV has been amended in its entirety to include the currently dated certifications and consent as exhibits.
Except as described above, this Form 10-K/A does not modify or update the disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or otherwise modify or update the disclosures in the Original Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC filed subsequent to the filing of the Original Form 10-K. For convenience, the entire Annual Report on Form 10-K, as amended for the year ended December 31, 2015, is being re-filed.

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
Refer to Notes to Financial Tables on page 18.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
	2015		2014		2013		2012		2011
(In Thousands)

PE Films:
Ongoing operations	$48,275		$60,971		$61,866		$50,814		$56,521
Plant shutdowns, asset impairments, restructurings and other	(4,180)	(b)	(12,236)	(c)	(671)	(d)	1,011	(e)	(901)	(f)
Flexible Packaging Films:
Ongoing operations	5,453		(2,917)		9,100		19,136		2,972
Plant shutdowns, asset impairments, restructurings and other	(185)	(b)	(591)	(c)	—		(1,120)	(e)	(5,906)	(f)
Goodwill impairment charge	(44,465)	(a)	—		—		—		—
Aluminum Extrusions:
Ongoing operations	30,432		25,664		18,291		9,037		3,457
Plant shutdowns, asset impairments, restructurings and other	(708)	(b)	(976)	(c)	(2,748)	(d)	(5,427)	(e)	58	(f)
Total	34,622		69,915		85,838		73,451		56,201
Interest income	294		588		594		418		1,023
Interest expense	3,502		2,713		2,870		3,590		1,926
Gain (loss) on investment accounted for under the fair value method	(20,500)		2,000	(c)	3,400	(d)	16,100	(e)	1,600	(f)
Gain on sale of investment property	—		1,208	(c)	—		—		—
Unrealized loss on investment property	—		—		1,018	(d)	—		—
Stock option-based compensation expense	483		1,272		1,155		1,432		1,940
Corporate expenses, net	33,638	(b)	24,310	(c)	31,857	(d)	23,443	(e)	16,169	(f)
Income (loss) from continuing operations before income taxes	(23,207)		45,416		52,932		61,504		38,789
Income taxes	8,928	(b)	9,387	(c)	16,995	(d)	18,319	(e)	10,244	(f)
Income (loss) from continuing operations	(32,135)		36,029		35,937		43,185		28,545
Income (loss) from discontinued operations, net of tax (g)	—		850	(g)	(13,990)	(g)	(14,934)	(g)	(3,690)	(g)
Net income	$(32,135)		$36,879		$21,947		$28,251		$24,855
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

TREDEGAR CORPORATION (Registrant)

Dated:	March 9, 2016	By	/s/ D. Andrew Edwards
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
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.8
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.9
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.10
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.11
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.12
Form of Notice of Stock Award and Stock Award Terms and Conditions  (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.13
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions  (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.14
Amended and Restated Severance Agreement, effective February 3, 2014, between the Company and A. Brent King (filed as Exhibit 10.4 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 10, 2014, and incorporated herein by reference)

*10.15
Summary of Director Compensation for Fiscal 2015 (filed as Exhibit 10.15 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2015, and incorporated herein by reference)

10.16
Agreement, dated as of February 19, 2014, by and among Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

10.17
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2015, and incorporated herein by reference)

10.18
Form of Notice of Stock Award and Stock Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2015, and incorporated herein by reference)

10.19
Separation, Waiver and Release Agreement with Nancy M. Taylor, dated June 25, 2015 (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

10.20
Separation, Waiver and Release Agreement with Kevin A. O’Leary, dated June 25, 2015 (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

10.21
Severance Agreement with D. Andrew Edwards, dated June 25, 2015 (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

10.22
Agreement with Mary Jane Hellyar, dated August 19, 2015 (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on August 21, 2015, and incorporated herein by reference

21	Subsidiaries of Tredegar (filed as Exhibit 21 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2015, and incorporated herein by reference)

+23.1	Consent of PricewaterhouseCoopers, LLC, Independent Registered Public Accounting Firm

23.2
Consent of Dixon Hughes Goodman LLP, Independent Auditors (filed as Exhibit 23.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2015, and incorporated herein by reference)

+31.1
Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+31.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+32.1
Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer (Principal Financial Officer) of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99
Financial Statements of kaléo, Inc. and Independent Auditors’ Report (filed as Exhibit 99 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2015, and incorporated herein by reference)

+101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith