Form 10-Q
period 2016-03-31
TREDEGAR CORP
filed 2016-05-03
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of shares of Common Stock, no par value, outstanding as of April 28, 2016: 32,779,606.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$40,022	$44,156
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,076 in 2016 and $3,746 in 2015	98,717	94,217
Income taxes recoverable	—	360
Inventories	65,517	65,325
Prepaid expenses and other	7,282	6,946
Total current assets	211,538	211,004
Property, plant and equipment, at cost	775,517	754,678
Less accumulated depreciation	(535,377)	(523,363)
Net property, plant and equipment	240,140	231,315
Goodwill and other intangibles, net	153,284	153,072
Other assets and deferred charges	30,801	27,869
Total assets	$635,763	$623,260
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$73,603	$84,148
Accrued expenses	32,997	33,653
Income taxes payable	1,493	—
Total current liabilities	108,093	117,801
Long-term debt	107,000	104,000
Deferred income taxes	21,649	18,656
Other noncurrent liabilities	107,552	110,055
Total liabilities	344,294	350,512
Commitments and contingencies (Notes 1 and 12)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,779,606 at March 31, 2016 and 32,682,162 at December 31, 2015)	29,190	29,467
Common stock held in trust for savings restoration plan (68,268 shares at March 31, 2016 and 67,726 shares at December 31, 2015)	(1,474)	(1,467)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(100,228)	(112,807)
Loss on derivative financial instruments	(111)	(373)
Pension and other post-retirement benefit adjustments	(93,057)	(95,539)
Retained earnings	457,149	453,467
Total shareholders’ equity	291,469	272,748
Total liabilities and shareholders’ equity	$635,763	$623,260
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues and other items:
Sales	$207,333	$234,171
Other income (expense), net	770	108
	208,103	234,279
Costs and expenses:
Cost of goods sold	163,053	189,431
Freight	7,001	7,325
Selling, general and administrative	19,862	17,073
Research and development	4,977	3,885
Amortization of intangibles	956	1,083
Interest expense	1,085	885
Asset impairments and costs associated with exit and disposal activities, net of adjustments	672	(52)
Total	197,606	219,630
Income before income taxes	10,497	14,649
Income taxes	3,216	4,779
Net income	$7,281	$9,870

Earnings per share:
Basic	$0.22	$0.30
Diluted	$0.22	$0.30
Shares used to compute earnings per share:
Basic	32,654	32,482
Diluted	32,654	32,628
Dividends per share	$0.11	$0.09
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$7,281	$9,870
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $40 in 2016 and tax benefit of $1,609 in 2015)	12,579	(34,653)
Derivative financial instruments adjustment (net of tax of $156 in 2016 and tax benefit of $399 in 2015)	262	(662)
Amortization of prior service costs and net gains or losses (net of tax of $855 in 2016 and $1,462 in 2015)	2,482	2,522
Other comprehensive income (loss)	15,323	(32,793)
Comprehensive income (loss)	$22,604	$(22,923)
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,281	$9,870
Adjustments for noncash items:
Depreciation	6,952	8,129
Amortization of intangibles	956	1,083
Deferred income taxes	306	(2,419)
Accrued pension and post-retirement benefits	2,891	3,129
Gain on investment accounted for under the fair value method	(800)	—
Loss on asset impairments and divestitures	256	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(2,489)	(14,782)
Inventories	1,535	(3,334)
Income taxes recoverable/payable	1,937	6,110
Prepaid expenses and other	(824)	(1,035)
Accounts payable and accrued expenses	(13,585)	4,251
Other, net	183	1,351
Net cash provided by operating activities	4,599	12,353
Cash flows from investing activities:
Capital expenditures	(7,974)	(7,817)
Proceeds from the sale of assets and other	676	504
Net cash used in investing activities	(7,298)	(7,313)
Cash flows from financing activities:
Borrowings	17,250	34,250
Debt principal payments	(14,250)	(30,500)
Dividends paid	(3,606)	(2,939)
Debt financing costs	(2,450)	(78)
Proceeds from exercise of stock options and other	—	2,134
Net cash used in financing activities	(3,056)	2,867
Effect of exchange rate changes on cash	1,621	(2,808)
Increase (decrease) in cash and cash equivalents	(4,134)	5,099
Cash and cash equivalents at beginning of period	44,156	50,056
Cash and cash equivalents at end of period	$40,022	$55,155
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2016	$29,467	$453,467	$(1,467)	$(112,807)	$(373)	$(95,539)	$272,748
Net income	—	7,281	—	—	—	—	7,281
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $40)	—	—	—	12,579	—	—	12,579
Derivative financial instruments adjustment (net of tax of $156)	—	—	—	—	262	—	262
Amortization of prior service costs and net gains or losses (net of tax of $855)	—	—	—	—	—	2,482	2,482
Cash dividends declared ($0.11 per share)	—	(3,606)	—	—	—	—	(3,606)
Stock-based compensation expense	297	—	—	—	—	—	297
Issued upon exercise of stock options & other	(574)	—	—	—	—	—	(574)
Tredegar common stock purchased by trust for savings restoration plan	—	7	(7)	—	—	—	—
Balance at March 31, 2016	$29,190	$457,149	$(1,474)	$(100,228)	$(111)	$(93,057)	$291,469
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2016, the consolidated results of operations for the three months ended March 31, 2016 and 2015, the consolidated cash flows for the three months ended March 31, 2016 and 2015, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2016. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2015 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 (“2015 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2015 Form 10-K. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

2.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 9, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2016 include:

•
Pretax charges of $1.1 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.2 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.5 million ($0.4 million is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.4 million associated with a non-recurring business development project (included in “Selling, general and administrative expense” in the consolidated statement of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•	Pretax charges of $8,000 for severance and other employee-related costs associated with restructurings in PE Films; and

•	Pretax charges of $7,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first quarter of 2015 include:

•	Pretax adjustment of $0.1 million to reverse previously accrued severance and other employee-related costs associated with restructurings in PE Films.

•	Pretax charges of $15,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the first quarter 2016 include an unrealized gain on the Company’s investment in kaleo, Inc (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $0.8 million ($0.6 million after taxes) (none in 2015). See Note 6 for additional information on investments.

A reconciliation of the beginning and ending balances of accrued expenses associated with “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the three months ended March 31, 2016 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2016	$1,462	$—	$405	$1,867
Changes in 2016:
Charges	294	256	592	1,142
Cash spent	(482)	—	(619)	(1,101)
Charges against assets	—	(256)	—	(256)
Balance at March 31, 2016	$1,274	$—	$378	$1,652
(a) Other includes other facility consolidation-related costs associated with the consolidation of North American PE Films manufacturing facilities and other shutdown-related costs associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

On July 7, 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring the operations in its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. Given PE Films’ focus on maintaining product quality and customer satisfaction, the Company anticipates that these activities will be completed in the middle of 2017. Total pre-tax cash expenditures associated with restructuring the Lake Zurich manufacturing facility are expected to be approximately $16-17 million over this period, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million.

The Company expects to recognize costs associated with the exit and disposal activities of approximately $5-6 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $2-3 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $1.1 million in the first quarter of 2016 ($0.7 million included in “Asset impairments and costs associated with exit and disposal activities” and $0.4 million included in “Cost of goods sold” in the consolidated statement of income). Total expenses since the inception of the project were $3.3 million.

Total estimated cash expenditures of $16-17 million over the project period include the following:

•	Cash outlays associated with previously discussed exit and disposal expenses of approximately $5 million;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the U.S. of approximately $11 million;

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility; and

•	Additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines.

Cash expenditures for the North American facility consolidation project were $2.2 million in the first quarter of 2016, which includes $1.7 million for capital expenditures. Total cash expenditures since the inception of the project were $5.3 million, which includes $4.2 million for capital expenditures.

3.	The components of inventories are as follows:

	March 31,	December 31,
(In Thousands)	2016	2015
Finished goods	$14,679	$13,935
Work-in-process	10,173	9,249
Raw materials	20,338	22,149
Stores, supplies and other	20,327	19,992
Total	$65,517	$65,325

4.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In Thousands)	2016	2015
Weighted average shares outstanding used to compute basic earnings per share	32,654	32,482
Incremental dilutive shares attributable to stock options and restricted stock	—	146
Shares used to compute diluted earnings per share	32,654	32,628
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three months ended March 31, 2016 and 2015, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 692,014 and 384,760, respectively.

5.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2016	$(112,807)	$(373)	$(95,539)	$(208,719)
Other comprehensive income (loss) before reclassifications	12,579	(342)	—	12,237
Amounts reclassified from accumulated other comprehensive income (loss)	—	604	2,482	3,086
Net other comprehensive income (loss) - current period	12,579	262	2,482	15,323
Ending balance, March 31, 2016	$(100,228)	$(111)	$(93,057)	$(193,396)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2015	$(47,270)	$656	$(103,581)	$(150,195)
Other comprehensive income (loss) before reclassifications	(34,653)	(682)	—	(35,335)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	2,522	2,542
Net other comprehensive income (loss) - current period	(34,653)	(662)	2,522	(32,793)
Ending balance, March 31, 2015	$(81,923)	$(6)	$(101,059)	$(182,988)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2016 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(984)	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(969)
Income tax expense (benefit)	(365)	Income taxes
Total, net of tax	$(604)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,337)	(a)
Income tax expense (benefit)	(855)	Income taxes
Total, net of tax	$(2,482)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 8 for additional detail).

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

6.
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. The mission of kaléo is to provide products that empower patients to confidently take control of their medical conditions. Tredegar’s ownership interest on a fully diluted basis was approximately 19% at March 31, 2016, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

The estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheets) was $19.4 million at March 31, 2016 and $18.6 million at December 31, 2015. In 2009, kaléo licensed exclusive rights to sanofi-aventis U.S. LLC (“Sanofi”) to commercialize an epinephrine auto-injector in the U.S. and Canada.  Sanofi began manufacturing and distributing the epinephrine auto-injector, under the names Auvi-Q® in the U.S. and Allerject® in Canada, in 2013.  Sanofi announced on October 28, 2015, a voluntary recall of all Auvi-Q and Allerject epinephrine injectors that were on the market.  An unrealized gain of $0.8 million was recognized in the first quarter of 2016 (no unrealized gain (loss) in the first quarter of 2015). The change in the estimated fair value of the Company’s holding in kaléo in the first quarter of 2016 was primarily associated with the negotiated terms of the termination of Sanofi’s exclusive rights license for Auvi-Q and Allerject in North America and the return of such rights to kaléo.
Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 9. Subsequent to its most recent investment (December 15, 2008), and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for its ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to achieving product development and commercialization milestones, cash flow projections (projections of sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for their high degree of risk. If kaléo does not meet its development and commercialization milestones or there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus the most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then the Company’s estimate of the fair value of its ownership interest in kaléo is likely to decline. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.

In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at both March 31, 2016 and December 31, 2015. At March 31, 2016, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have increased the fair value of the Company’s interest in kaléo by approximately $5 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $4 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at March 31, 2016 and December 31, 2015 and condensed statements of operations for the three months ended March 31, 2016 and 2015, as reported to the Company by kaléo, are provided below:

(In Thousands)	March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015
Assets:			Liabilities & Equity:
Cash & short-term investments	$96,431	$91,844
Restricted cash	3,748	8,182
Other current assets	19,063	9,070	Other current liabilities	$33,644	$10,261
Property & equipment	15,821	8,453	Other noncurrent liabilities	609	552
Patents	2,867	2,811	Long term debt, net	142,868	142,696
Other long-term assets	114	92	Equity	(39,077)	(33,057)
Total assets	$138,044	$120,452	Total liabilities & equity	$138,044	$120,452

	Three Months Ended March 31,
	2016	2015
Revenues & Expenses:
Revenues, net (a)	$(3,050)	$4,850
Cost of goods sold	(3,622)	(2,330)
Expenses and other, net (b)	541	(14,384)
Income tax benefit (expense)	(8)	(4)
Net income (loss)	$(6,139)	$(11,868)
(a) Negative revenues during the first quarter of 2016 relate to the impact of product sales allowances on channel inventory following a product price reset during the quarter.
(b) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, gain on contract termination, interest expense and other income (expense), net. Excluding the gain, “Expenses and other, net” would have been a net deduction of $17.5 million in the first quarter of 2016.

The Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a carrying value (included in “Other assets and deferred charges”) of $1.7 million at March 31, 2016 and December 31, 2015. The carrying value at March 31, 2016 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. No withdrawal proceeds were received in the first three months of 2016 or 2015. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2016. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

7.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $15.2 million (18.1 million pounds of aluminum) at March 31, 2016 and $16.6 million (18.9 million pounds of aluminum) at December 31, 2015.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$44
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(1,319)	Accrued expenses	$(1,797)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$—
Liability derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$—
Net asset (liability)		$(1,319)		$(1,753)
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
The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2016 and 2015 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 31,
	2016	2015	2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income	$(550)	$(1,094)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(984)	$(48)	$15	$15

As of March 31, 2016, the Company expects $0.8 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2016 and 2015, net gains or losses realized on previously unrealized net gains or losses from hedges that had been discontinued were not material.

8.
The Company sponsors noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and based on plan changes announced in 2006, pay for active plan participants was frozen as of December 31, 2007. Beginning in the first quarter of 2014, with the exception of plan participants at one of Tredegar’s U.S. manufacturing facilities, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing future benefits under the plan.

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2016	2015	2016	2015
Service cost	$72	$144	$11	$12
Interest cost	3,365	3,312	85	84
Expected return on plan assets	(3,978)	(4,407)	—	—
Amortization of prior service costs, gains or losses and net transition asset	3,384	4,024	(48)	(40)
Net periodic benefit cost	$2,843	$3,073	$48	$56
Pension and other post-retirement liabilities were $100.4 million and $101.0 million at March 31, 2016 and December 31, 2015, respectively ($0.6 million included in “Accrued expenses” at March 31, 2016 and December 31, 2015, with the remainder included in “Other noncurrent liabilities” in the consolidated balance sheets). The Company’s required contributions are expected to be $6.1 million in 2016. There were no contributions to the pension plan in the first quarter of 2016. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2015 or $0.1 million.

9.
The Company’s business segments are PE Films, Flexible Packaging and Aluminum Extrusions. Information by business segment is reported below. Tredegar had historically reported two business segments: Film Products and Aluminum Extrusions. In 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net Sales
PE Films	$88,481	$106,357
Flexible Packaging Films	26,377	26,844
Aluminum Extrusions	85,474	93,645
Total net sales	200,332	226,846
Add back freight	7,001	7,325
Sales as shown in the Consolidated Statements of Income	$207,333	$234,171
Operating Profit
PE Films:
Ongoing operations	$10,235	$16,832
Plant shutdowns, asset impairments, restructurings and other	(1,135)	—
Flexible Packaging Films:
Ongoing operations	2,032	785
Plant shutdowns, asset impairments, restructurings and other	—	67
Aluminum Extrusions:
Ongoing operations	7,499	5,292
Plant shutdowns, asset impairments, restructurings and other	(7)	(15)
Total	18,624	22,961
Interest income	37	89
Interest expense	1,085	885
Gain on investment accounted for under fair value method	800	—
Stock option-based compensation costs	(37)	300
Corporate expenses, net	7,916	7,216
Income before income taxes	10,497	14,649
Income taxes	3,216	4,779
Net income	$7,281	$9,870

The following table presents identifiable assets by segment at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016	December 31, 2015
PE Films	$276,940	$270,236
Flexible Packaging Films	155,000	146,253
Aluminum Extrusions	135,726	136,935
Subtotal	567,666	553,424
General corporate	28,075	25,680
Cash and cash equivalents	40,022	44,156
Total	$635,763	$623,260

10.
Tredegar recorded a tax expense of $3.2 million on pre-tax net income of $10.5 million in the first three months of 2016. The effective tax rate in the first three months of 2016 was 30.6%, compared to 32.6% in the first three months of 2015 and is expected to be 34% for the full year 2016. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2016 and 2015 are as follows:

	Percent of Income Before Income Taxes
Three Months Ended March 31,	2016	2015
Income tax expense at federal statutory rate	35.0	35.0
Non-deductible expenses	1.0	0.7
Income tax contingency accruals and tax settlements	0.9	0.8
State taxes, net of federal income tax benefit	0.6	1.2
Valuation allowance for foreign operating loss carry-forwards	0.1	(0.4)
Changes in estimates related to prior year tax provision	(0.2)	(0.2)
Foreign investment write-up	(0.3)	—
Research and development tax credit	(0.9)	—
Foreign rate differences	(0.9)	(1.4)
Unremitted earnings from foreign operations	(0.9)	1.0
Valuation allowance for capital loss carry-forwards	(1.1)	(1.6)
Domestic production activities deduction	(2.7)	(2.5)
Effective income tax rate	30.6	32.6
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a retroactive commencement date of January 1, 2015. No benefit was recognized from these tax incentives in the first three months of 2016 or 2015.
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
Income taxes in 2016 included a partial reversal of a valuation allowance of $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments that were recognized in prior years. Income taxes in 2015 included the partial reversal of a valuation allowance of $0.2 million related to the expected limitations on the utilization of assumed capital losses on certain investments. The Company had a valuation allowance for excess capital losses from investments and other related items of $10.8 million at March 31, 2016. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2012.

11.
On March 1, 2016, Tredegar entered into a $400 million five-year, secured revolving credit facility (“Credit Agreement”), with an option to increase that amount by $50 million. The Credit Agreement replaces the Company’s previous $350 million five-year, unsecured revolving credit facility that was due to expire on April 17, 2017. In connection with the refinancing, the Company borrowed $107 million under the Credit Agreement, which was used, together with available cash on hand, to repay all indebtedness under the previous revolving credit facility.

Borrowings under the Credit Agreement bear an interest rate of LIBOR plus a credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-adjusted EBITDA levels as follows:

Pricing Under Credit Revolving Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 3.5x but <= 4.0x	250	45
> 3.0x but <= 3.5x	225	40
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25

At March 31, 2016, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
The most restrictive covenants in the Credit Agreement include:

•	Maximum indebtedness-to-adjusted EBITDA (“Leverage Ratio:) of 4.00x;

•	Minimum adjusted EBIT-to-interest expense of 2.50x; and

•
Maximum aggregate distributions to shareholders over the term of the Credit Agreement of $100,000 plus, beginning with the fiscal quarter ended March 31, 2016, 50% of net income and, at a Leverage Ratio of equal to or greater than 3.00x, a limitation on such payments for the succeeding quarter at the greater of (i) $4 million and (ii) 50% of consolidated net income for the most recent fiscal quarter, and, at a Leverage Ratio of equal to or greater than 3.50x, the prevention of such payments for the succeeding quarter unless the fixed charge coverage ratio is equal to or greater than 1.20x.

The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. As of March 31, 2016, Tredegar was in compliance with all financial covenants outlined in the Credit Agreement.

12.
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

13.
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, amended guidance was issued regarding clarifying the implementation guidance on principal versus agent considerations. The effective date of this revised standard is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company is still assessing the impact of this new guidance.

In April 2015, the FASB issued new guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that corresponding debt liability, consistent with debt discounts, rather than as a deferred charge (e.g. an asset). In August 2015, the FASB issued updated guidance that stated in the absence of authoritative guidance, debt issuance costs associated with line-of-credit arrangements could continue to be deferred and presented as an asset over the corresponding amortization period. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance requires that all prior period balance sheets be adjusted retrospectively. Deferred debt issuance costs associated with the Company’s Credit Agreement were $2.9 million and $0.7 million (included in “Other assets and deferred charges” in the consolidated balance sheet) at March 31, 2016 and December 31, 2015, respectively. The Company adopted this guidance this quarter but there was no impact to its consolidated balance sheet as its current debt issuance costs are associated with a revolving line of credit.
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
In January 2016, the FASB issued amended guidance associated with accounting for equity investments measured at fair value. The amended guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amended guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amended guidance is effective for fiscal years beginning after December 31, 2017, including the interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the update. Early adoption is permitted under limited, specific circumstances. The Company is still assessing the impact of this new guidance.
In February 2016, the FASB issued a revised standard on lease accounting. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The revised standard requires additional analysis of the components of a transaction to determine if a right-to-use asset is embedded in the transaction that needs to be treated as a lease. Substantial additional disclosures are also required by the revised standard. The revised standard is effective for fiscal years beginning after December 31, 2018, including the interim periods within those fiscal years. The revised standard should be applied on a modified retrospective approach or through the use of a practical expedient, with early adoption permitted. The Company is still assessing the impact of this revised standard.
In March 2016, the FASB issued amended guidance associated with embedded derivatives in debt instruments. The current guidance requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amended guidance clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amended guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The revised standard should be applied on a modified retrospective approach, with early adoption permitted. The Company is still assessing the impact of this revised standard.
In March 2016, the FASB issued amended guidance to simplify the accounting for equity method investments. The amendments to the guidance eliminate the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amended guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The revised standard should be applied on a prospective basis, with early adoption permitted. The Company is still assessing the impact of this revised standard.
In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The updated standard can be applied on a retrospective or modified retrospective basis, with early adoption permitted. The Company is still assessing the impact of this updated standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation: we have an underfunded defined benefit (pension) plan to which we will be required to make contributions; our performance is influenced by costs incurred by our operating companies, including, for example, the cost of raw materials and energy; our substantial international operations subject us to risks of doing business in countries outside the U.S., which could adversely affect our consolidated financial condition, results of operations and cash flows; we may not be able to successfully identify, complete or integrate strategic acquisitions; acquired businesses, including Terphane Holdings LLC (“Terphane”) and AACOA, Inc. (“AACOA”), may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect; acquisitions, including our acquisitions of Terphane and AACOA, involve special risks, including without limitation, diversion of management’s time and attention from our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; PE Films is highly dependent on sales associated with its top five customers, the largest of which is The Procter & Gamble Company, and the loss or significant reduction of sales associated with one or more of these customers could have a material adverse effect on our business; growth of PE Films depends on its ability to develop and deliver new products at competitive prices; the failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact its sales and operating margins; uncertain economic conditions in Brazil could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films; and the other factors discussed in the reports Tredegar files with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2015 Annual Report on Form 10-K/A (the “2015 Form 10-K”) filed with the SEC. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2015 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
References herein to “Tredegar,” “the Company,” “we,” “us” and “our” are to Tredegar Corporation and its subsidiaries, collectively, unless the context otherwise indicates or requires.
Executive Summary
Tredegar is a manufacturer of polyethylene plastic films through its PE Films segment, polyester films through its Flexible Packaging segment and aluminum extrusions through its Aluminum Extrusions segment. PE Films is comprised of personal care materials, surface protection films, polyethylene overwrap films and films for other markets. Flexible Packaging Films produces polyester-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. Aluminum Extrusions produces high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, consumer durables, machinery and equipment, electrical and distribution markets.
Tredegar had historically reported two business segments: Film Products and Aluminum Extrusions. In 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments.
First-quarter 2016 net income was $7.3 million ($0.22 per share) compared with net income of $9.9 million (30 cents per share) in the first quarter of 2015. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 7. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance.

See the table in Note 9 on page 15 for a presentation of Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2016 and 2015.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	March 31,
	2016	2015
Sales volume (lbs)	37,886	43,046	(12.0)%
Net sales	$88,481	$106,357	(16.8)%
Operating profit from ongoing operations	$10,235	$16,832	(39.2)%
First-Quarter Results vs. Prior Year First Quarter Results
Net sales (sales less freight) in the first quarter of 2016 decreased by $17.9 million versus 2015 primarily due to:

•	The loss of business with PE Films’ largest customer related to various product transitions in personal care materials (approximately $6.0 million);

•	Additional loss of business for the remaining portion of personal care materials and within polyethylene overwrap films (approximately $5.8 million);

•
A decline in volume in surface protection films (approximately $2.6 million) that is believed to be the result of lower consumer demand for products with LCD screens in comparison to strong demand in the first quarter of 2015 and resulting in lower capacity utilization and inventory corrections by manufacturers in the supply chain; and

•	The unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. (approximately $2.7 million).
As noted above, current year sales volume has declined as a result of the wind down of shipments for certain personal care materials due to various previously announced product transitions and business lost, primarily with PE Films’ largest customer. In addition, efforts to consolidate domestic manufacturing facilities in PE Films commenced in the third quarter of 2015 (“North American facility consolidation”). This restructuring project is not expected to be completed until the middle of 2017, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million on cash-related expenditures and exit costs of approximately $17 million. The table below summarizes the pro forma operating profit from ongoing operations for the first quarters of 2016 and 2015, had the impact of the events noted above been fully realized:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Operating profit from ongoing operations, as reported	$10,235	$16,832
Contribution to operating profit from ongoing operations associated with product transitions & other losses before restructurings & fixed costs reduction	1,543	4,952
Operating profit from ongoing operations net of the impact of business that will be fully eliminated in future periods	8,692	11,880
Estimated future benefit of North American facility consolidation	1,300	1,300
Pro forma estimated operating profit from ongoing operations	$9,992	$13,180
Net sales associated with lost business and product transitions that have yet to be fully eliminated were $4.7 million and $14.3 million in the first quarters of 2016 and 2015, respectively. As previously announced, PE Films anticipates additional exposure to product transitions and lost business in certain personal care materials, and the estimated additional exposure to future operating profit from ongoing operations relating to such is approximately $10 million annually, which would not likely occur until after 2017.

Net of the impact of product transitions and business lost, pro forma estimated operating profit from ongoing operations in the first quarter of 2016 decreased by $3.2 million versus the first quarter of 2015. The decrease can be primarily attributed to:

•	The unfavorable lag in the pass-through of average resin costs in the first quarter of 2016 versus in 2015 of $2.0 million;

•	Lower contribution to profits from surface protection films of $1.3 million, primarily due to lower volume and sales mix changes; and

•	Higher research and development (“R&D”) expenses of $1.8 million to support new product opportunities offset by lower general, sales and administrative expenses of $1.8 million.
The competitive dynamics in PE Films require continuous development of new materials through R&D to improve cost and performance for customers. The Company expects total R&D spending in 2016 to be higher than 2015 by approximately $4 million.
Restructuring
On July 7, 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring the operations in its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. Given PE Films’ focus on maintaining product quality and customer satisfaction, the Company anticipates that these activities will be completed in the middle of 2017. Total pre-tax cash expenditures associated with restructuring the Lake Zurich manufacturing facility are expected to be approximately $16-17 million over this period, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million.
The Company expects to recognize costs associated with the exit and disposal activities of approximately $5-6 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $2-3 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $1.1 million in the first quarter of 2016 ($0.7 million included in “Asset impairments and costs associated with exit and disposal activities” and $0.4 million included in “Cost of goods sold” in the consolidated statement of income). Total expenses since the inception of the project were $3.3 million.
Total estimated cash expenditures of $16-17 million over the project period include the following:

•	Cash outlays associated with previously discussed exit and disposal expenses of approximately $5 million;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the U.S. of approximately $11 million;

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility; and

•	Additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines.

Cash expenditures for the North American facility consolidation project were $2.2 million in the first quarter of 2016, which includes $1.7 million for capital expenditures. Total cash expenditures since the inception of the project were $5.3 million, which includes $4.2 million for capital expenditures.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $6.3 million in the first three months of 2016 compared to $4.4 million in the first three months of 2015. PE Films currently estimates that capital expenditures in 2016 will total approximately $35 million, including approximately $10 million for routine capital expenditures required to support operations. Capital spending for strategic projects in 2016 includes expansion of elastics capacity in Europe, expansion of surface protection films capacity in China, the North American facility consolidation and added capacity for the production of a new topsheet for feminine hygiene products. Depreciation expense was $3.4 million in the first three months of 2016 and $4.1 million in the first three months of 2015. Depreciation expense is projected to be approximately $14 million in 2016. Amortization expense was $29,000 in the first three months of 2016 and $40,000 in the first three months of 2015, and is projected to be approximately $0.1 million in 2016.

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
    A summary of operating results from ongoing operations for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	March 31,
	2016	2015
Sales volume (lbs)	20,662	19,657	5.1%
Net sales	$26,377	$26,844	(1.7)%
Operating profit from ongoing operations	$2,032	$785	158.9%
First-Quarter Results vs. Prior Year First Quarter Results
Net sales in the first quarter of 2016 decreased 1.7% versus the first quarter of 2015 primarily due to lower pricing as a result of lower raw material prices partially offset by an increase in volume and a favorable mix.

Operating profit from ongoing operations in the first quarter of 2016 versus the first quarter of 2015 improved by $1.2 million, primarily due to the following:

•	Higher volume ($0.5 million benefit) and operating efficiencies ($0.8 million);

•	The estimated lag in the pass through of lower raw material costs of $1.0 million in the first quarter of 2016 (none in 2015);

•	Lower depreciation and amortization costs ($0.5 million benefit) and other costs and expenses ($1.6 million);

•	Relief from duties on exports to the U.S. beginning in July 2015 as a result of the reinstatement of the GSP program, versus duties paid in the first quarter of 2015 of $0.3 million; and

•
Foreign currency transaction losses of $1.7 million in the first quarter of 2016 versus foreign currency transaction gains of $1.8 million in the first quarter of 2015, associated with U.S. dollar denominated export sales in Brazil.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Flexible Packaging Films were $0.7 million in the first three months of 2016 compared to $0.6 million in the first three months of 2015. Flexible Packaging Films currently estimates that capital expenditures in 2016 will total approximately $5 million, including approximately $3 million for routine capital expenditures required to support operations. Depreciation expense was $1.5 million in the first three months of 2016 and $1.9 million in the first three months of 2015. Depreciation expense is projected to be approximately $6 million in 2016. Amortization expense was $0.7 million in the first three months of 2016 and $0.8 million in the first three months of 2015, and is projected to be approximately $3 million in 2016.

Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	March 31,
	2016	2015
Sales volume (lbs)	41,468	39,454	5.1%
Net sales	$85,474	$93,645	(8.7)%
Operating profit from ongoing operations	$7,499	$5,292	41.7%
First-Quarter Results vs. Prior Year First Quarter Results
Net sales in the first quarter of 2016 decreased versus 2015 primarily due to a decrease in average selling prices, partially offset by higher sales volume. Higher sales volume, primarily in the nonresidential building and construction and automotive markets, had a favorable impact of $3.7 million in the first quarter of 2016 versus the first quarter of 2015. Bonnell Aluminum’s average capacity utilization remains in excess of 90% due to the increased demand, primarily from the nonresidential building and construction sector. Lower average selling prices, which had an unfavorable impact on net sales of $11.9 million, can be primarily attributed to a decrease in average aluminum costs.
Operating profit from ongoing operations in the first quarter of 2016 increased in comparison to the first quarter of 2015 by $2.2 million as a result of the following:

•	The favorable impact of higher volume ($0.5 million);

•	Lower freight and utilities costs of $0.8 million in 2016 driven by a decline in energy prices and operational efficiencies of $0.3 million; and

•	Expenses in the first quarter of 2015 related to the anodizing expansion project ($0.4 million) and weather-related costs ($0.2 million) that did not recur in the first quarter of 2016.
Capital Expenditures, Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $0.9 million in the first three months of 2016 compared to $2.8 million in the first three months of 2015. Capital expenditures are projected to be approximately $22 million in 2016, which includes approximately $5 million for routine capital expenditures required to support operations and $12 million of a total $18 million expected to add extrusions capacity at the Niles facility. Depreciation expense was $2.0 million in the first three months of 2016 compared to $2.1 million in the first three months of 2015, and is projected to be approximately $8 million in 2016. Amortization expense was $0.3 million in the first three months of 2016 and $0.3 million in the first three months of 2015, and is projected to be approximately $1 million in 2016.
Corporate Expenses, Interest and Taxes
Pension expense was $2.8 million in the first three months of 2016, a favorable change of $0.2 million from the first three months of 2015. Most of the impact on earnings from pension expense is reflected in “Corporate expenses, net” in the Net Sales and Operating Profit by Segment table. Pension expense is projected to be approximately $11.3 million in 2016. Corporate expenses, net increased in 2016 versus 2015 primarily due to higher costs in 2016 related to business development costs of $0.4 million and stock-based employee benefit accruals of $0.3 million, partially offset by the lower pension expense.
Interest expense was $1.1 million in the first three months of 2016 in comparison to $0.9 million in the first three months of 2015. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced.
The effective tax rate used to compute income taxes in the first three months of 2016 was 30.6% compared to 32.6% in the first three months of 2015 and is expected to be 34% for the full year 2016. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 10 on page 16.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources beginning on page 26.
Critical Accounting Policies

In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2015 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2015, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 13 on page 18 for additional detail.
Results of Operations
First Quarter of 2016 Compared with the First Quarter of 2015
Overall, sales in the first quarter of 2016 decreased by 11.5% compared with the first quarter of 2015. Net sales decreased 16.8% in PE Films primarily due to lower volume primarily related to lost business and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales in Flexible Packaging Films decreased 1.7% due to lower average selling prices as a result of competitive pricing pressures and the pass-through to customers of lower market-driven raw material costs, partially offset by higher volume and a favorable mix. Net sales decreased 8.7% in Aluminum Extrusions primarily due to lower average selling prices as a result of the pass-through to customers of lower market-driven raw material costs, partially offset by higher sales volume. For more information on net sales and volume, see the Executive Summary beginning on page 20.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 18.0% in the first quarter of 2016 compared to 16.0% in the first quarter of 2015. Gross profit as a percentage of sales was positively impacted by lower pension expenses in the first quarter of 2016 compared to the first quarter of 2015. As previously noted, most of the impact of pension expense is not allocated to the Company’s operating segments. The gross profit margin in PE Films decreased due to lower volume and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Flexible Packaging Films increased due to higher volume and operating efficiencies, partially offset by competitive pricing pressures and foreign currency transactional losses. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume, lower utility and freight costs, partially offset by an unfavorable sales mix.
As a percentage of sales, selling, general and administrative and R&D expenses were 12.0% in the first quarter of 2016, compared with 8.9% in the first quarter of last year. R&D expenses at PE Films were significantly higher in the 2016 as the competitive dynamics of this industry require continuous development of new materials through R&D to improve cost and performance for customers. The Company expects spending by PE Films for R&D in 2016 to be higher than 2015 by approximately $4 million.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2016 and 2015 are shown in the segment operating profit table in Note 9 and are described in detail in Note 2. A discussion of unrealized gains and losses on investments can also be found in Note 6.
Interest expense increased from $0.9 million in the first quarter of 2015 to $1.1 million in the first quarter of 2016. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2016	2015
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$105.4	$140.6
Average interest rate	2.2%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$105.4	$140.6
Average interest rate	2.2%	2.0%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2015 to March 31, 2016 are summarized as follows:

•	Accounts and other receivables increased $4.5 million (4.8%).

•
Accounts receivable in PE Films increased by $1.0 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 42.1 days for the 12 months ended March 31, 2016 and 42.7 days for the 12 months ended December 31, 2015.

•
Accounts receivable in Flexible Packaging Films increased by $0.6 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DSO was approximately 64.7 days for the 12 months ended March 31, 2016 and 68.9 days for the 12 months ended December 31, 2015.

•
Accounts receivable in Aluminum Extrusions increased by $3.0 million primarily due to the timing of cash receipts. DSO was approximately 44.0 days for the 12 months ended March 31, 2016 and 45.1 days for the 12 months ended December 31, 2015.

•	Inventories increased $0.2 million (0.3%).

•
Inventories in PE Films increased by approximately $1.7 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and the timing of shipments. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 48.5 days for the 12 months ended March 31, 2016 and 48.3 days for the 12 months ended December 31, 2015.

•
Inventories in Flexible Packaging Films increased by approximately $1.4 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DIO was approximately 81.8 days for the 12 months ended March 31, 2016 and 81.6 days for the 12 months ended December 31, 2015.

•
Inventories in Aluminum Extrusions decreased by $2.9 million due to the lower average aluminum prices and the timing of purchases. DIO was approximately 29.6 days for the 12 months ended March 31, 2016 and 29.8 days for the 12 months ended December 31, 2015.

•
Net property, plant and equipment increased $8.8 million (3.8%) primarily due to capital expenditures of $8.0 million and a change in the value of the U.S. Dollar relative to foreign currencies ($8.3 million increase), partially offset by depreciation expenses of $7.0 million.

•	Accounts payable decreased $10.5 million (12.5%).

•
Accounts payable in PE Films decreased $0.1 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 38.6 days for the 12 months ended March 31, 2016 and 39.0 days for the 12 months ended December 31, 2015.

•
Accounts payable in Flexible Packaging Films decreased $0.3 million due to the normal volatility associated with the timing of payments. DPO was approximately 34.2 days for the 12 months ended March 31, 2016 and 34.2 days for the 12 months ended December 31, 2015.

•
Accounts payable in Aluminum Extrusions decreased by $10.1 million primarily due to lower raw material prices, lower inventory balances and the normal volatility associated with the timing of inventory purchases. DPO was approximately 46.1 days for the 12 months ended March 31, 2016 and 48.0 days for the 12 months ended December 31, 2015.

•	Income taxes receivable decreased by $0.4 million, while income taxes payable increased by $1.5 million primarily due to the timing of payments.
Cash provided by operating activities was $4.6 million in the first three months of 2016 compared with $12.4 million in the first three months of 2015. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $7.3 million in the first three months of 2016 compared with $7.3 million in the first three months of 2015. Cash used in investing activities in 2016 primarily represents capital expenditures of $8.0 million.
Cash used in financing activities was $3.1 million in the first three months of 2016 and was primarily related to the payment of regular quarterly dividends of $3.6 million (11 cents per share), partially offset by net debt borrowings of $0.6 million. Cash provided by financing activities was $2.9 million in the first three months of 2015 and was primarily related to net borrowings of $3.7 million and the proceeds of stock option exercises of $2.1 million, partially offset by the payment of regular quarterly dividends of $2.9 million (9 cents per share).
Further information on cash flows for the three months ended March 31, 2016 and 2015 is provided in the consolidated statements of cash flows on page 5.

On March 1, 2016, the Company executed a new five-year, $400 million secured revolving credit agreement that expires on March 1, 2021, replacing the previous $350 million unsecured revolving credit agreement. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of March 31, 2016 were as follows:

Net Capitalization and Indebtedness as of March 31, 2016
(In Thousands)
Net capitalization:
Cash and cash equivalents	$40,022
Debt:
$400 million revolving credit agreement maturing March 1, 2021	107,000
Other debt	—
Total debt	107,000
Debt, net of cash and cash equivalents	66,978
Shareholders’ equity	291,469
Net capitalization	$358,447
Indebtedness as defined in revolving credit agreement:
Total debt	$107,000
Face value of letters of credit	2,684
Other	606
Indebtedness	$110,290
The credit spread and commitment fees charged on the unused amount under our revolving credit agreement at various indebtedness-to-adjusted EBITDA levels are as follows:

Pricing Under Revolving Credit Agreement (Basis Points)
Indebtedness-to-Adjusted EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 3.5x but <= 4.0x	250	45
> 3.0x but <= 3.5x	225	40
> 2.0x but <= 3.0x	200	35
> 1.0x but <= 2.0x	175	30
<= 1.0x	150	25
At March 31, 2016, the interest rate on debt under the revolving credit agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $400 million, and approximately $231 million was available to borrow at March 31, 2016 based upon the most restrictive covenants.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants As of and for the Twelve Months Ended March 31, 2016 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2016:
Net income (Loss)	$(34,723)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	7,365
Interest expense	3,702
Depreciation and amortization expense for continuing operations	33,678
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,149)	55,683
Charges related to stock option grants and awards accounted for under the fair value-based method	146
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	20,500
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(242)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings

Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(800)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	85,309
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(33,678)
Adjusted EBIT as defined in revolving credit agreement	$51,631
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2016:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.29x
Interest coverage ratio (adjusted EBIT-to-interest expense)	13.95x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$103,641
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50
As of March 31, 2016, Tredegar was in compliance with all financial covenants in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

At March 31, 2016, the Company had cash and cash equivalents of $40.0 million, including funds held in locations outside the U.S. of $32.7 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries except Terphane Ltda. (a subsidiary of PE Films). Deferred U.S. federal income taxes have not been provided on the undistributed earnings for Terphane Ltda. because of the Company’s intent to permanently reinvest these earnings. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities at March 31, 2016 and December 31, 2015 associated with the U.S. federal income taxes and foreign withholding taxes on undistributed earnings indefinitely invested outside the U.S. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources beginning on page 26 regarding credit agreement and interest rate exposures.
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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see Executive Summary on page 20 and Note 9 on page 15 for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 7 on page 12 for additional information.

The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed using daily Midwest average prices provided by Platts.
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $90,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2016 and 2015 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2016		2015
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	6%	—%	5%	—%
Europe	1	10	1	10
Latin America	—	11	—	10
Asia	9	3	8	3
Total	16%	24%	14%	23%

*	The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the charts on page 34) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on operating profit from ongoing operations in PE Films of $0.1 million in the first quarter of 2016 compared with the first quarter of 2015.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

There are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. These risk factors have not changed materially since filing the 2015 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

4.1
Credit Agreement, dated as of March 1, 2016, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, Citizens Bank of Pennsylvania and PNC Bank, National Association, as co-syndication agents, and U.S. Bank National Association, BMO Harris Bank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2016, and incorporated herein by reference).

4.2
Guaranty, dated as of March 1, 2016, by and among the subsidiaries of Tredegar Corporation listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2016, and incorporated herein by reference).

4.3
Pledge and Security Agreement, dated as of March 1, 2016, by and among Tredegar Corporation and the subsidiaries of Tredegar Corporation listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2016, and incorporated herein by reference).

10.1
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on March 1, 2016, and incorporated herein by reference).

10.2
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on March 1, 2016, and incorporated herein by reference).

10.3
First Amendment to Severance Agreement with D. Andrew Edwards dated February 25, 2016 (filed as Exhibit 10.3 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on March 1, 2016, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	May 3, 2016	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2016	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2016	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)