Form 10-Q
period 2016-06-30
TREDEGAR CORP
filed 2016-08-02
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of shares of Common Stock, no par value, outstanding as of July 28, 2016: 32,895,168

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$27,497	$44,156
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,392 in 2016 and $3,746 in 2015	101,868	94,217
Income taxes recoverable	1,628	360
Inventories	66,680	65,325
Prepaid expenses and other	6,883	6,946
Total current assets	204,556	211,004
Property, plant and equipment, at cost	792,299	754,678
Less accumulated depreciation	(539,993)	(523,363)
Net property, plant and equipment	252,306	231,315
Goodwill and other intangibles, net	153,685	153,072
Other assets and deferred charges	31,050	27,869
Total assets	$641,597	$623,260
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,337	$84,148
Accrued expenses	32,238	33,653
Total current liabilities	114,575	117,801
Long-term debt	94,000	104,000
Deferred income taxes	20,501	18,656
Other noncurrent liabilities	106,831	110,055
Total liabilities	335,907	350,512
Commitments and contingencies (Notes 1 and 12)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 32,795,168 at June 30, 2016 and 32,682,162 at December 31, 2015)	29,660	29,467
Common stock held in trust for savings restoration plan (68,741 shares at June 30, 2016 and 67,726 shares at December 31, 2015)	(1,482)	(1,467)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(89,159)	(112,807)
Gain/(loss) on derivative financial instruments	644	(373)
Pension and other post-retirement benefit adjustments	(90,932)	(95,539)
Retained earnings	456,959	453,467
Total shareholders’ equity	305,690	272,748
Total liabilities and shareholders’ equity	$641,597	$623,260
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and other items:
Sales	$208,533	$221,245	$415,867	$455,416
Other income (expense), net	322	124	1,092	232
	208,855	221,369	416,959	455,648
Costs and expenses:
Cost of goods sold	169,830	183,754	332,882	373,185
Freight	7,066	7,743	14,067	15,068
Selling, general and administrative	19,782	21,898	39,644	38,971
Research and development	4,962	4,267	9,939	8,152
Amortization of intangibles	990	1,040	1,946	2,123
Interest expense	947	893	2,032	1,778
Asset impairments and costs associated with exit and disposal activities, net of adjustments	553	277	1,226	225
Total	204,130	219,872	401,736	439,502
Income before income taxes	4,725	1,497	15,223	16,146
Income taxes	1,317	903	4,533	5,682
Net income	$3,408	$594	$10,690	$10,464

Earnings per share:
Basic	$0.10	$0.02	$0.33	$0.32
Diluted	$0.10	$0.02	$0.33	$0.32
Shares used to compute earnings per share:
Basic	32,716	32,609	32,685	32,546
Diluted	32,716	32,746	32,685	32,687
Dividends per share	$0.11	$0.11	$0.22	$0.20
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$3,408	$594
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $270 in 2016 and tax of $225 in 2015)	11,069	5,557
Derivative financial instruments adjustment (net of tax of $442 in 2016 and tax benefit of $591 in 2015)	755	(979)
Amortization of prior service costs and net gains or losses (net of tax of $1,211 in 2016 and $1,462 in 2015)	2,125	2,523
Other comprehensive income (loss)	13,949	7,101
Comprehensive income (loss)	$17,357	$7,695

	Six Months Ended June 30,
	2016	2015
Net income	$10,690	$10,464
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $230 in 2016 and tax benefit of $1,384 in 2015)	23,648	(29,096)
Derivative financial instruments adjustment (net of tax of $598 in 2016 and tax benefit of $990 in 2015)	1,017	(1,641)
Amortization of prior service costs and net gains or losses (net of tax of $2,066 in 2016 and $2,924 in 2015)	4,607	5,045
Other comprehensive income (loss)	29,272	(25,692)
Comprehensive income (loss)	$39,962	$(15,228)
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$10,690	$10,464
Adjustments for noncash items:
Depreciation	13,847	15,872
Amortization of intangibles	1,946	2,123
Deferred income taxes	(3,563)	(3,990)
Accrued pension and post-retirement benefits	5,759	6,258
Gain on investment accounted for under the fair value method	(1,100)	—
Loss on asset impairments and divestitures	339	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(4,278)	(3,627)
Inventories	1,490	(2,956)
Income taxes recoverable/payable	(1,099)	(3,046)
Prepaid expenses and other	(737)	(847)
Accounts payable and accrued expenses	(5,554)	(3,938)
Other, net	405	3,050
Net cash provided by operating activities	18,145	19,363
Cash flows from investing activities:
Capital expenditures	(19,018)	(14,358)
Proceeds from the sale of assets and other	1,104	585
Net cash used in investing activities	(17,914)	(13,773)
Cash flows from financing activities:
Borrowings	28,500	59,000
Debt principal payments	(38,500)	(61,250)
Dividends paid	(7,213)	(6,536)
Debt financing costs	(2,508)	(78)
Proceeds from exercise of stock options and other	—	2,794
Net cash used in financing activities	(19,721)	(6,070)
Effect of exchange rate changes on cash	2,831	(2,171)
Decrease in cash and cash equivalents	(16,659)	(2,651)
Cash and cash equivalents at beginning of period	44,156	50,056
Cash and cash equivalents at end of period	$27,497	$47,405
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2016	$29,467	$453,467	$(1,467)	$(112,807)	$(373)	$(95,539)	$272,748
Net income	—	10,690	—	—	—	—	10,690
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $230)	—	—	—	23,648	—	—	23,648
Derivative financial instruments adjustment (net of tax of $598)	—	—	—	—	1,017	—	1,017
Amortization of prior service costs and net gains or losses (net of tax of $2,066)	—	—	—	—	—	4,607	4,607
Cash dividends declared ($0.22 per share)	—	(7,213)	—	—	—	—	(7,213)
Stock-based compensation expense	766	—	—	—	—	—	766
Issued upon exercise of stock options & other	(573)	—	—	—	—	—	(573)
Tredegar common stock purchased by trust for savings restoration plan	—	15	(15)	—	—	—	—
Balance at June 30, 2016	$29,660	$456,959	$(1,482)	$(89,159)	$644	$(90,932)	$305,690
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2016, the consolidated results of operations for the three and six months ended June 30, 2016 and 2015, the consolidated cash flows for the six months ended June 30, 2016 and 2015, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2016. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature. The financial position data as of December 31, 2015 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2015 (“2015 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2015 Form 10-K. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

2.
Plant shutdowns, asset impairments, restructurings and other charges are shown in the net sales and operating profit by segment table in Note 9, and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income.

Plant shutdowns, asset impairments, restructurings and other charges in the second quarter of 2016 include:

•
Pretax charges of $1.4 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.4 million, asset impairments of $0.1 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.8 million ($0.7 million is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.6 million related to an explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Selling, general and administrative expense” in the consolidated statements of income);

•	Pretax charges of $15,000 for severance and other employee-related costs associated with restructurings in PE Films; and

•	Pretax charges of $8,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Plant shutdowns, asset impairments, restructurings and other charges in the first six months of 2016 include:

•
Pretax charges of $2.5 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.7 million, asset impairments of $0.3 million, accelerated depreciation of $0.2 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $1.3 million ($1.1 million is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.6 million related to an explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Selling, general and administrative expense” in the consolidated statements of income);

•
Pretax charges of $0.4 million associated with a non-recurring business development project (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•	Pretax charges of $23,000 for severance and other employee-related costs associated with restructurings in PE Films; and

•	Pretax charges of $15,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.

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

•	Pretax adjustment of $0.3 million for severance and other employee-related costs associated with restructurings in Flexible Packaging Films; and

•	Pretax charges of $18,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
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

•	Pretax charge of $0.2 million for severance and other employee-related costs associated with restructurings in Flexible Packaging Films; and

•	Pretax charges of $33,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.
Results in the second quarter and first six months of 2016 include an unrealized gain on the Company’s investment in kaleo, Inc (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $0.3 million ($0.2 million after taxes) and $1.1 million ($0.8 million after taxes), respectively (none in the first six months of 2015). See Note 6 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the six months ended June 30, 2016 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2016	$1,462	$—	$405	$1,867
Changes in 2016:
Charges	683	339	1,481	2,503
Cash spent	(707)	—	(1,317)	(2,024)
Charges against assets	—	(339)	(217)	(556)
Balance at June 30, 2016	$1,438	$—	$352	$1,790
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

The Company expects to recognize costs associated with the exit and disposal activities of approximately $5-6 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $3-4 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $1.4 million and $2.5 million in the second quarter and first six months of 2016, respectively ($0.6 million and $1.2 million, respectively, included in “Asset impairments and costs associated with exit and disposal activities” and $0.8 million and $1.3 million, respectively, included in “Cost of goods sold” in the consolidated statement of income). Total expenses since the inception of the project were $4.7 million.

Total estimated cash expenditures of $16-17 million over the project period include the following:

•
Cash outlays associated with previously discussed exit and disposal expenses of approximately $5 million, including additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the U.S. of approximately $11 million; and

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility.

Cash expenditures for the North American facility consolidation project were $3.6 million and $5.8 million in the second quarter and first six months of 2016, respectively, which includes capital expenditures of $2.8 million and $4.5 million, respectively. Total cash expenditures since the inception of the project were $9.4 million, which includes $7.4 million for capital expenditures.

3.	The components of inventories are as follows:

	June 30,	December 31,
(In Thousands)	2016	2015
Finished goods	$13,018	$13,935
Work-in-process	10,754	9,249
Raw materials	22,515	22,149
Stores, supplies and other	20,393	19,992
Total	$66,680	$65,325

4.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2016	2015	2016	2015
Weighted average shares outstanding used to compute basic earnings per share	32,716	32,609	32,685	32,546
Incremental dilutive shares attributable to stock options and restricted stock	—	137	—	141
Shares used to compute diluted earnings per share	32,716	32,746	32,685	32,687
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three and six months ended June 30, 2016, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 673,882 and 717,955, respectively. For the three and six months ended June 30, 2015, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 327,697 and 356,228, respectively.

5.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2016:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2016	$(112,807)	$(373)	$(95,539)	$(208,719)
Other comprehensive income (loss) before reclassifications	23,648	86	—	23,734
Amounts reclassified from accumulated other comprehensive income (loss)	—	931	4,607	5,538
Net other comprehensive income (loss) - current period	23,648	1,017	4,607	29,272
Ending balance, June 30, 2016	$(89,159)	$644	$(90,932)	$(179,447)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2015:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2015	$(47,270)	$656	$(103,581)	$(150,195)
Other comprehensive income (loss) before reclassifications	(29,096)	(1,950)	—	(31,046)
Amounts reclassified from accumulated other comprehensive income (loss)	—	309	5,045	5,354
Net other comprehensive income (loss) - current period	(29,096)	(1,641)	5,045	(25,692)
Ending balance, June 30, 2015	$(76,366)	$(985)	$(98,536)	$(175,887)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2016 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(525)	Cost of sales
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	(509)
Income tax expense (benefit)	(182)	Income taxes
Total, net of tax	$(327)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,336)	(a)
Income tax expense (benefit)	(1,211)	Income taxes
Total, net of tax	$(2,125)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 8 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2016 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income	Location of gain (loss) reclassified from accumulated other comprehensive income to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,509)	Cost of sales
Foreign currency forward contracts, before taxes	31	Cost of sales
Total, before taxes	(1,478)
Income tax expense (benefit)	(547)	Income taxes
Total, net of tax	$(931)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(6,673)	(a)
Income tax expense (benefit)	(2,066)	Income taxes
Total, net of tax	$(4,607)

(a)	This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 8 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2015 are summarized as follows:

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

6.
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. The mission of kaléo is to provide products that empower patients to confidently take control of their medical conditions. Tredegar’s ownership interest on a fully diluted basis was approximately 19% at June 30, 2016, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

The estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheets) was $19.7 million at June 30, 2016 and $18.6 million at December 31, 2015. Unrealized gains of $0.3 million and $1.1 million were recognized in the second quarter and first six months of 2016, respectively (no unrealized gain (loss) in the first six months of 2015). The change in the estimated fair value of the Company’s holding in kaléo in the second quarter of 2016 primarily related to favorable adjustments in the fair value for the passage of time. The change in the estimated fair value of the Company’s holding in kaléo in the first six months of 2016 was primarily attributed to favorable adjustments in the fair value for the passage of time and with the negotiated terms of the termination of Sanofi’s exclusive rights license for Auvi-Q and Allerject in North America and the return of such rights to kaléo.
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
In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at both June 30, 2016 and December 31, 2015. At June 30, 2016, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have increased the fair value of the Company’s interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $5 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at June 30, 2016 and December 31, 2015 and condensed statements of operations for the three and six months ended June 30, 2016 and 2015, as reported to the Company by kaléo, are provided below:

(In Thousands)	June 30, 2016	December 31, 2015		June 30, 2016	December 31, 2015
Assets:			Liabilities & Equity:
Cash & short-term investments	$96,804	$91,844
Restricted cash	35	8,182
Other current assets	36,273	9,070	Current liabilities	$53,175	$10,261
Property & equipment	14,762	8,453	Long term debt, net	143,040	142,696
Patents	2,875	2,811	Other noncurrent liabilities	689	552
Other long-term assets	114	92	Equity	(46,041)	(33,057)
Total assets	$150,863	$120,452	Total liabilities & equity	$150,863	$120,452

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues & Expenses:
Revenues, net (a)	$15,020	$10,068	$11,970	$14,918
Cost of goods sold	(3,987)	(2,807)	(7,608)	(5,137)
Expenses and other, net (b)	(18,139)	(14,006)	(17,598)	(28,390)
Income tax benefit (expense)	—	—	(9)	(4)
Net income (loss)	$(7,106)	$(6,745)	$(13,245)	$(18,613)
(a) Revenues were negative during the first quarter of 2016 relating to the impact of product sales allowances on channel inventory following a product price reset during the quarter.
(b) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, gain on contract termination, interest expense and other income (expense), net. Excluding the gain on contract termination recognized in the first quarter of 2016, “Expenses and other, net” would have been a net deduction of $18.7 million and $35.7 million in the second quarter and first six months of 2016, respectively.

The Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a carrying value (included in “Other assets and deferred charges”) of $1.7 million at June 30, 2016 and December 31, 2015. The carrying value at June 30, 2016 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. No withdrawal proceeds were received in the first six months of 2016 or 2015. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of June 30, 2016. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $14.4 million (17.5 million pounds of aluminum) at June 30, 2016 and $16.6 million (18.9 million pounds of aluminum) at December 31, 2015.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$225	Accrued expenses	$44
Liability derivatives: Aluminum futures contracts	Accrued expenses	$(333)	Accrued expenses	$(1,797)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$—
Liability derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$—
Net asset (liability)		$(108)		$(1,753)
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

The effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2016 and 2015 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended June 30,
	2016	2015	2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income	$686	$(2,035)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(525)	$(481)	$16	$16
	Aluminum Futures Contracts		Foreign Currency Forwards
	Six Months Ended June 30,
	2016	2015	2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income	$137	$(3,129)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(1,509)	$(529)	$31	$31
As of June 30, 2016, the Company expects $0.1 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2016 and 2015, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

8.
The Company sponsors noncontributory defined benefit (pension) plans covering most employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan was closed to new participants in 2006 and pay for active plan participants was frozen as of December 31, 2007. With the exception of plan participants at one of Tredegar’s U.S. manufacturing facilities, the plan no longer accrues benefits associated with crediting employees for service, thereby freezing future benefits under the plan.

The components of net periodic benefit cost for our pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Service cost	$52	$144	$10	$12
Interest cost	3,365	3,313	84	83
Expected return on plan assets	(3,979)	(4,407)	—	—
Amortization of prior service costs, gains or losses and net transition asset	3,384	4,024	(47)	(40)
Net periodic benefit cost	$2,822	$3,074	$47	$55
	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$124	$288	$21	$24
Interest cost	6,730	6,625	169	167
Expected return on plan assets	(7,957)	(8,814)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	6,768	8,048	(95)	(80)
Net periodic benefit cost	$5,665	$6,147	$95	$111
Pension and other post-retirement liabilities were $99.0 million and $101.0 million at June 30, 2016 and December 31, 2015, respectively ($0.6 million included in “Accrued expenses” at June 30, 2016 and December 31, 2015, with the remainder included in “Other noncurrent liabilities” in the consolidated balance sheets). The Company’s required contributions are expected to be approximately $6 million in 2016. There was a contribution to the pension plan in the amount of $0.8 million in the second quarter of 2016. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2015, or $0.3 million.

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

The following table presents net sales and operating profit by segment for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net Sales
PE Films	$80,813	$91,959	$169,295	$198,316
Flexible Packaging Films	27,207	23,340	53,585	50,184
Aluminum Extrusions	93,447	98,203	178,920	191,848
Total net sales	201,467	213,502	401,800	440,348
Add back freight	7,066	7,743	14,067	15,068
Sales as shown in the Consolidated Statements of Income	$208,533	$221,245	415,867	455,416
Operating Profit
PE Films:
Ongoing operations	$4,318	$9,272	14,553	26,104
Plant shutdowns, asset impairments, restructurings and other	(1,356)	(8)	(2,491)	(7)
Flexible Packaging Films:
Ongoing operations	(942)	(3,094)	1,090	(2,309)
Plant shutdowns, asset impairments, restructurings and other	—	(251)	—	(185)
Aluminum Extrusions:
Ongoing operations	10,859	8,299	18,359	13,591
Plant shutdowns, asset impairments, restructurings and other	(558)	(18)	(565)	(33)
Total	12,321	14,200	30,946	37,161
Interest income	51	82	88	171
Interest expense	947	893	2,032	1,778
Gain on investment accounted for under fair value method	300	—	1,100	—
Stock option-based compensation costs	31	198	(7)	498
Corporate expenses, net	6,969	11,694	14,886	18,910
Income before income taxes	4,725	1,497	15,223	16,146
Income taxes	1,317	903	4,533	5,682
Net income	$3,408	$594	$10,690	$10,464

The following table presents identifiable assets by segment at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016	December 31, 2015
PE Films	$284,198	$270,236
Flexible Packaging Films	162,263	146,253
Aluminum Extrusions	136,898	136,935
Subtotal	583,359	553,424
General corporate	30,741	25,680
Cash and cash equivalents	27,497	44,156
Total	$641,597	$623,260

10.
Tredegar recorded a tax expense of $4.5 million on pre-tax net income of $15.2 million in the first six months of 2016. The effective tax rate in the first six months of 2016 was 29.8%, compared to 35.2% in the first six months of 2015. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the six months ended June 30, 2016 and 2015 are as follows:

	Percent of Income Before Income Taxes
Six Months Ended June 30,	2016	2015
Income tax expense at federal statutory rate	35.0	35.0
Non-deductible expenses	1.6	1.0
Income tax contingency accruals and tax settlements	1.5	2.1
State taxes, net of federal income tax benefit	0.5	2.1
Valuation allowance for foreign operating loss carry-forwards	0.3	1.0
Changes in estimates related to prior year tax provision	(1.3)	(0.4)
Foreign investment write-up	(0.6)	—
Research and development tax credit	(1.6)	—
Foreign rate differences	0.1	(0.5)
Unremitted earnings from foreign operations	(2.0)	0.5
Remitted earnings from foreign operations	(0.8)	—
Valuation allowance for capital loss carry-forwards	(0.7)	(1.9)
Domestic production activities deduction	(2.2)	(3.7)
Effective income tax rate	29.8	35.2
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a retroactive commencement date of January 1, 2015. No benefit was recognized from these tax incentives in the first six months of 2016 or 2015.
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
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Ltda. because the Company had intended to permanently reinvest these earnings. Due to concerns about the current political and economic conditions in Brazil, Terphane Ltda. has begun making cash distributions to the Company. During the second quarter of 2016, Terphane Ltda. paid a dividend of $10.7 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of June 30, 2016 and December 31, 2015.
Income taxes in 2016 included a partial reversal of a valuation allowance of $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments that were recognized in prior years. Income taxes in 2015 included the partial reversal of a valuation allowance of $0.3 million related to the expected limitations on the utilization of assumed capital losses on certain investments. The Company had a valuation allowance for excess capital losses from investments and other related items of $10.8 million at June 30, 2016. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.
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

At June 30, 2016, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
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

The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. As of June 30, 2016, Tredegar was in compliance with all financial covenants outlined in the Credit Agreement.

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

13.
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, amended guidance was issued regarding clarifying the implementation guidance on principal versus agent considerations and in April 2016, clarifying guidance was issued relating to identifying performance obligations and licensing implementation. The effective date of this revised standard is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company is still assessing the impact of this new guidance.

In July 2015, the FASB issued new guidance for the measurement of inventories. Inventories within the scope of the revised guidance should be measured at the lower of cost or net realizable value. The previous guidance dictated that inventory should be measured at the lower of cost or market, with market being either replacement cost, net realizable value or net realizable value less an approximation of normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventories measured using LIFO or the retail inventory method. The new guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The amendments should be applied prospectively, with early adoption permitted. The Company is still assessing the impact of this new guidance.
In January 2016, the FASB issued amended guidance associated with accounting for equity investments measured at fair value. The amended guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amended guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amended guidance is effective for fiscal years beginning after December 31, 2017, including the interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the update. Early adoption is permitted under limited, specific circumstances. The Company is still assessing the impact of this amended guidance.

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
In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The updated standard can be applied on a retrospective or modified retrospective basis, with early adoption permitted. The Company is not expecting to be materially impacted by this amended guidance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following: we have an underfunded defined benefit (pension) plan to which we will be required to make contributions; our performance is influenced by costs incurred by our operating companies, including, for example, the cost of raw materials and energy; our substantial international operations subject us to risks of doing business in countries outside the U.S., which could adversely affect our consolidated financial condition, results of operations and cash flows; we may not be able to successfully identify, complete or integrate strategic acquisitions; acquired businesses may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect; acquisitions involve special risks, including without limitation, diversion of management’s time and attention from our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; PE Films is highly dependent on sales associated with its top five customers, the largest of which is The Procter & Gamble Company, and the loss or significant reduction of sales associated with one or more of these customers could have a material adverse effect on our business; growth of PE Films depends on its ability to develop and deliver new products at competitive prices; the failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact its sales and operating margins; uncertain economic conditions in Brazil could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films; and the other factors discussed in the reports Tredegar files with or furnishes to the SEC from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part I, Item 1A of Tredegar’s 2015 Annual Report on Form 10-K/A (the “2015 Form 10-K”) filed with the SEC. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2015 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
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
Second-quarter 2016 net income was $3.4 million ($0.10 per share) compared with net income of $0.6 million ($0.02 per share) in the second quarter of 2015. Net income was $10.7 million ($0.33 per share) in first six months of 2016 and $10.5 million ($0.32 per share) in the first six months of 2015. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 2 on page 7. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 9 on page 17 for a presentation of Tredegar’s net sales and operating profit by segment for the three and six months ended June 30, 2016 and 2015.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	June 30,			June 30,
	2016	2015		2016	2015
Sales volume (lbs)	34,574	38,797	(10.9)%	72,460	81,843	(11.5)%
Net sales	$80,813	$91,959	(12.1)%	$169,295	$198,316	(14.6)%
Operating profit from ongoing operations	$4,318	$9,272	(53.4)%	$14,553	$26,104	(44.2)%
Second-Quarter Results vs. Prior Year Second Quarter Results
Net sales (sales less freight) in the second quarter of 2016 decreased by $11.1 million versus 2015 primarily due to:

•	The loss of business with PE Films’ largest customer related to various product transitions in personal care materials ($4.9 million);

•	Additional loss of business for the remaining portion of personal care materials and within polyethylene overwrap films ($1.6 million);

•
A decline in volume in surface protection films ($3.8 million) that is believed to be primarily the result of lower consumer demand for products with flat panel displays, resulting in lower capacity utilization by component manufacturers in the supply chain; and

•	The unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. ($1.1 million).
As noted above, current year sales volume has declined in part due to the wind down of shipments for certain personal care materials related to various previously announced known product transitions and business lost, primarily with PE Films’ largest customer. In addition, efforts to consolidate domestic manufacturing facilities in PE Films commenced in the third quarter of 2015 (“North American facility consolidation”). This restructuring project is not expected to be completed until the middle of 2017, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million on cash-related expenditures. Exit costs are expected to be approximately $17 million. The table below summarizes the pro forma operating profit from ongoing operations for the second quarters of 2016 and 2015, had the impact of the events noted above been fully realized:

	Three Months Ended June 30,
(In Thousands)	2016	2015
Operating profit from ongoing operations, as reported	$4,318	$9,272
Contribution to operating profit from ongoing operations associated with known product transitions & other losses before restructurings & fixed costs reduction	1,065	2,658
Operating profit from ongoing operations net of the impact of known business that will be fully eliminated in future periods	3,253	6,614
Estimated future benefit of North American facility consolidation	1,300	1,300
Pro forma estimated operating profit from ongoing operations	$4,553	$7,914
Net sales associated with known lost business and product transitions that have yet to be fully eliminated were $2.9 million and $9.3 million in the second quarters of 2016 and 2015, respectively.

Net of the impact of known lost business and product transitions, pro forma estimated operating profit from ongoing operations in the second quarter of 2016 decreased by $3.4 million versus the second quarter of 2015. The change can be primarily attributed to:

•	Lower contribution to profits from surface protection films of $2.8 million, primarily due to lower volume, sales mix changes and lower productivity (see additional commentary below);

•	The unfavorable impact of the lower volume from the remaining portion of personal care materials and within polyethylene overwrap films of $0.8 million;

•	Higher research and development (“R&D”) expenses to support new product opportunities partially offset by lower general, sales and administrative expenses ($0.8 million); and

•	The favorable lag in the pass-through of average resin costs in the second quarter of 2016 versus 2015 of $1.0 million;
The surface protection operating segment of the PE Films reporting segment supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.  In the first half of 2016, the Company believes that the decline in sales volume for surface protection films was largely due to a decline in consumer demand for products using displays, including LCD TVs, notebooks, tablets and smartphones, which we expect to continue to the end of this year.
The Company believes that, over the next few years, there is an increased risk that a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. The Company estimates on a preliminary basis that the annual adverse impact on ongoing operating profit from customer shifts to alternative processes or materials in surface protection is in the range of up to $5 to $10 million. Given the technological and commercial complexity involved in bringing these alternative processes and materials to market, the Company is very uncertain as to the timing and ultimate amount of the possible transitions, although the Company expects to see certain impacts in the second half of this year. In response, the Company is aggressively pursuing new surface protection products, applications and customers.
The Company’s previously announced anticipated product transition in its personal care business, which was expected to occur after 2017, is now projected to occur after 2018. The estimated annual adverse impact on ongoing operating profit from this additional product transition remains unchanged at $10 million.
Amounts estimated for the expected impact on future profits of lost business and product transitions are provided on a stand-alone basis and do not include any potential offsets such as sales growth and cost reductions.
The Company expects to increase R&D spending in 2016 in PE Films by approximately $5 million compared with 2015, with a focus on developing materials that improve cost and performance for customers.
Year-To-Date Results vs. Prior Year Year-To-Date Results
Net sales in the first six months of 2016 decreased by $29.0 million versus 2015 primarily due to:

•	The loss of business with PE Films’ largest customer related to various product transitions in personal care materials ($10.9 million);

•	Additional loss of business for the remaining portion of personal care materials and within polyethylene overwrap films ($5.2 million);

•
A decline in volume in surface protection films ($6.4 million) that is believed to be the result of lower consumer demand for products with flat panel display screens in comparison to strong demand in the first six months of 2015, resulting in lower capacity utilization and inventory corrections by manufacturers in the supply chain; and

•	The unfavorable impact from the change in the U.S. dollar value of currencies for operations outside of the U.S. ($3.8 million).

Consistent with the pro forma information provided for second quarter operating results, the table below summarizes the pro forma operating results for the first six months of 2016 and 2015 had the impact of various known product transitions and lost business and efforts to consolidate domestic PE Films manufacturing facilities been fully realized:

	Six Months Ended June 30,
(In Thousands)	2016	2015
Operating profit from ongoing operations, as reported	$14,553	$26,104
Contribution to operating profit from ongoing operations associated with known product transitions & other losses before restructurings & fixed costs reduction	2,607	7,610
Operating profit from ongoing operations net of the impact of known business that will be fully eliminated in future periods	11,946	18,494
Estimated future benefit of North American facility consolidation	2,600	2,600
Pro forma estimated operating profit from ongoing operations	$14,546	$21,094
Net sales associated with known lost business and product transitions that have yet to be fully eliminated were $7.6 million and $23.7 million in the first six months of 2016 and 2015, respectively.
Net of the impact of known lost business and product transitions, pro forma estimated operating profit from ongoing operations in the first six months of 2016 decreased by $6.5 million versus the first six months of 2015. The decrease can be primarily attributed to:

•	Lower contribution to profits from surface protection films of $4.0 million, primarily due to lower volume and sales mix changes;

•	The unfavorable impact of the lower volume from the remainder of personal care materials and within polyethylene overwrap films of $0.7 million;

•	The unfavorable lag in the pass-through of average resin costs in the first six months of 2016 versus 2015 of $1.1 million; and

•	Higher research and development expenses of $2.4 million to support new product opportunities offset by lower general, sales and administrative expenses of $1.4 million.
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
The Company expects to recognize costs associated with the exit and disposal activities of approximately $5-6 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $3-4 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $1.4 million and $2.5 million in the second quarter and first six months of 2016, respectively ($0.6 million and $1.2 million, respectively, included in “Asset impairments and costs associated with exit and disposal activities” and $0.8 million and $1.3 million, respectively, included in “Cost of goods sold” in the consolidated statement of income). Total expenses since the inception of the project were $4.7 million.

Total estimated cash expenditures of $16-17 million over the project period include the following:

•
Cash outlays associated with previously discussed exit and disposal expenses of approximately $5 million, including additional operating expenses of approximately $1 million associated with customer product qualifications on upgraded and transferred production lines;

•	Capital expenditures associated with equipment upgrades at other PE Films manufacturing facilities in the U.S. of approximately $11 million; and

•	Cash incentives of approximately $1 million in connection with meeting safety and quality standards while production ramps down at the Lake Zurich manufacturing facility.

Cash expenditures for the North American facility consolidation project were $3.6 million and $5.8 million in the second quarter and first six months of 2016, which includes $2.8 million and $4.5 million, respectively, for capital expenditures. Total cash expenditures since the inception of the project were $9.4 million, which includes $7.4 million for capital expenditures.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $13.9 million in the first six months of 2016 compared to $7.7 million in the first six months of 2015. PE Films currently estimates that total capital expenditures in 2016 will be $30 million, including approximately $10 million for routine capital expenditures required to support operations. Capital spending for strategic projects in 2016 includes expansion of elastics capacity in Europe, expansion of surface protection films capacity in China, the North American facility consolidation and added capacity for the production of a new topsheet for feminine hygiene products. Depreciation expense was $6.6 million in the first six months of 2016 and $7.8 million in the first six months of 2015. Depreciation expense is projected to be $14 million in 2016. Amortization expense was $57,000 in the first six months of 2016 and $69,000 in the first six months of 2015, and is projected to be $0.1 million in 2016.
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
    A summary of operating results from ongoing operations for Flexible Packaging Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	June 30,			June 30,
	2016	2015		2016	2015
Sales volume (lbs)	22,355	17,816	25.5%	43,017	37,473	14.8%
Net sales	$27,207	$23,340	16.6%	$53,585	$50,184	6.8%
Operating profit from ongoing operations	$(942)	$(3,094)	NM	$1,090	$(2,309)	NM
Second-Quarter Results vs. Prior Year Second Quarter Results
Sales volume improved by 25.5% from the second quarter of 2015 to the second quarter of 2016 primarily due to improved market conditions in 2016 versus 2015. Net sales in the second quarter of 2016 increased 16.6% versus the second quarter of 2015 primarily due to the increase in sales volume offset by lower pricing as a result of lower raw material prices and an unfavorable mix.

Operating loss from ongoing operations in the second quarter of 2016 versus the second quarter of 2015 improved by $2.2 million, primarily due to:

•	Higher volume ($1.9 million), operating efficiencies ($0.3 million) and lower other costs and expenses ($0.5 million);

•	The estimated lag in the pass-through of lower raw material costs of $0.2 million in the second quarter of 2016 (none in the second quarter of 2015); and

•	Foreign currency transaction losses of $1.6 million in the second quarter of 2016 versus $0.4 million in the second quarter of 2015, associated with U.S. dollar denominated export sales in Brazil.
Year-To-Date Results vs. Prior Year Year-To-Date Results
Sales volume improved by 14.8% from the first six months of 2015 to the first six months of 2016 primarily due to improved market conditions in the second quarter of 2016 versus 2015. Net sales in the first six months of 2016 increased 6.8% versus the first six months of 2015 primarily due to the increase in sales volume offset by lower pricing as a result of lower raw material prices and an unfavorable mix.

Operating profit from ongoing operations in the first six months of 2016 was $1.1 million versus an operating loss from ongoing operations of $2.3 million the first six months of 2015 due to the following:

•	Higher volume ($2.3 million) and operating efficiencies ($1.1 million);

•	The estimated lag in the pass through of lower raw material costs of $1.2 million in the first six months of 2016 (none in the first six months of 2015);

•	Lower depreciation and amortization costs ($0.7 million) and other costs and expenses ($2.5 million); and

•
Foreign currency transaction losses of $3.3 million in the first six months of 2016 versus foreign currency transaction gains of $1.4 million in the first six months of 2015, associated with U.S. dollar denominated export sales in Brazil.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $1.2 million in the first six months of 2016 compared to $1.4 million in the first six months of 2015. Terphane currently estimates that total capital expenditures in 2016 will be $5 million, including $3 million for routine capital expenditures required to support operations. Depreciation expense was $3.1 million in the first six months of 2016 and $3.7 million in the first six months of 2015. Depreciation expense is projected to be $6 million in 2016. Amortization expense was $1.4 million in the first six months of 2016 and $1.5 million in the first six months of 2015, and is projected to be $3 million in 2016.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	June 30,			June 30,
	2016	2015		2016	2015
Sales volume (lbs)	44,855	42,919	4.5%	86,323	82,373	4.8%
Net sales	$93,447	$98,203	(4.8)%	$178,920	$191,848	(6.7)%
Operating profit from ongoing operations	$10,859	$8,299	30.8%	$18,359	$13,591	35.1%
Second-Quarter Results vs. Prior Year Second Quarter Results
Net sales in the second quarter of 2016 decreased versus 2015 primarily due to a decrease in average selling prices, partially offset by higher sales volume. Higher sales volume, primarily in the nonresidential building and construction and automotive markets, had a favorable impact of $4.0 million in the second quarter of 2016 versus the second quarter of 2015. Lower average selling prices, which had an unfavorable impact on net sales of $8.1 million, can be primarily attributed to a decrease in aluminum market prices, which dropped from an average of $0.98/lb during the second quarter of 2015 to $0.79/lb in the second quarter of 2016.
Operating profit from ongoing operations in the second quarter of 2016 increased in comparison to the second quarter of 2015 by $2.6 million as a result of the following:

•	The favorable impact of higher volume ($0.8 million) and higher marginal pricing (selling price increase excluding the effect of the drop in aluminum market prices) ($1.1 million);

•
Lower freight and utilities costs of $0.7 million in 2016 driven by a decline in energy prices and operational efficiencies of $0.3 million, offset by inflationary cost increases to supplies and wages ($0.5 million); and

•	Lower project expenses versus second quarter of 2015 related to anodizing capacity expansion ($0.2 million).

Year-To-Date Results vs. Prior Year Year-To-Date Results
Net sales in the first six months of 2016 decreased versus 2015 primarily due to a decrease in average selling prices, partially offset by higher sales volume. Higher sales volume, primarily in the nonresidential building and construction and automotive markets, had a favorable impact of $7.6 million in the first six months of 2016 versus the first six months of 2015. Lower average selling prices, which had an unfavorable impact on net sales of $20.1 million, can be primarily attributed to a decrease in average aluminum market prices.
Operating profit from ongoing operations in the first six months of 2016 increased in comparison to the first six months of 2015 by $4.8 million as a result of the following:

•	The favorable impact of higher volume ($1.4 million) and higher marginal pricing (selling price increase excluding the effect of the drop in aluminum market prices) ($1.0 million);

•	Lower freight and utilities costs of $1.5 million in 2016 driven by a decline in energy prices; and

•	Lower project expenses versus first six months of 2015 related to anodizing capacity expansion ($0.7 million).
Cast House Explosion
On June 29, 2016, the Bonnell Aluminum plant in Newnan, Georgia suffered an explosion in the casting department resulting in injuries to five employees, one seriously. The explosion caused significant damage to the cast house and equipment. After assuring the health and safety of employees, production in the extrusion and finishing areas of the plant resumed on June 30, 2016. The cause of the incident is still under investigation. The Company is evaluating various options for the repairs and/or replacement of the building and casting equipment and the timing for that work. The Newnan plant is now sourcing raw materials for its extrusion process from other Bonnell plants and from third party vendors.
Bonnell Aluminum has various forms of insurance to cover losses in the event of such incidents. These policies cover damage to buildings and equipment, third party claims as well as business interruption and additional expenses incurred as a result of the explosion. The Company is currently assessing the potential future liability related to this incident but, due to the timing of the incident at the end of the second quarter of 2016, uncertainties remain regarding the impairment of assets and future liabilities. The Company assessed the range of possible future liabilities and recorded its current best estimate. No receivable has been recorded for insurance recoveries and no asset impairments have been recorded, but an accrual of $0.6 million was recorded as of June 30, 2016 (included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments”).
Capital Expenditures, Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $3.6 million in the first six months of 2016 compared to $5.3 million in the first six months of 2015. Capital expenditures are projected to be approximately $22 million in 2016, which includes approximately $5 million for routine capital expenditures required to support operations and $14 million of a total $18 million projected to add extrusions capacity at the Niles, Michigan facility. Depreciation expense was $4.1 million in the first six months of 2016 compared to $4.3 million in the first six months of 2015, and is projected to be approximately $8 million in 2016. Amortization expense was $0.5 million in the first six months of 2016 and $0.5 million in the first six months of 2015, and is projected to be approximately $1 million in 2016.
Corporate Expenses, Interest and Taxes
Pension expense was $5.7 million in the first six months of 2016, a favorable change of $0.5 million from the first six months of 2015. Most of the impact on earnings from pension expense is reflected in “Corporate expenses, net” in the Net Sales and Operating Profit by Segment table. Pension expense is projected to be approximately $11.3 million in 2016. Corporate expenses, net, decreased in 2016 versus 2015. Expenses in the prior year included severance and other employee-related charges of $3.9 million associated with the resignations of the Company’s former chief executive and chief financial officers in the second quarter of 2015. Higher business development costs of $0.4 million in 2016 were offset by the lower pension expense.
Interest expense was $2.0 million in the first six months of 2016 in comparison to $1.8 million in the first six months of 2015. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced in the first quarter of 2016.
The effective tax rate used to compute income taxes in the first six months of 2016 was 29.8% compared to 35.2% in the first six months of 2015. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months is shown in the table provided in Note 10 on page 18.

Net capitalization and other credit measures are provided in Liquidity and Capital Resources beginning on page 31.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2015 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2015, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 13 on page 20 for additional detail.
Results of Operations
Second Quarter of 2016 Compared with the Second Quarter of 2015
Overall, sales in the second quarter of 2016 decreased by 5.7% compared with the second quarter of 2015. Net sales decreased 12.1% in PE Films primarily due to lower volume primarily related to lost business, a decline in market demand for surface protection films and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales in Flexible Packaging Films increased 16.6% due to higher volume driven by improved market conditions, partially offset by lower average selling prices as a result of the pass-through to customers of lower market-driven raw material costs and an unfavorable mix. Net sales decreased 4.8% in Aluminum Extrusions primarily due to lower average selling prices as a result of the pass-through to customers of lower market-driven raw material costs, partially offset by higher sales volume. For more information on net sales and volume, see the Executive Summary beginning on page 22.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.2% in the second quarter of 2016 compared to 13.4% in the second quarter of 2015. The gross profit margin in PE Films decreased due to lower volume and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Flexible Packaging Films increased due to higher volume and operating efficiencies, partially offset by lower pricing driven by lower material prices and foreign currency transactional losses. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume, improved mix, price increases, and lower utility and freight costs, partially offset by inflationary cost increases to supplies and wages.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 11.9% in the second quarter of 2016, compared with 11.8% in the second quarter of last year. SG&A expenses decreased in 2016 due to lower compensation costs; 2015 included compensation accruals related to the departure of Tredegar’s former CEO and CFO. R&D expenses at PE Films were significantly higher in 2016 as the competitive dynamics of this industry require continuous development of new materials through R&D to improve cost and performance for customers. The Company expects spending by PE Films for R&D in 2016 to be higher than 2015 by approximately $5 million.

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2016 and 2015 are shown in the segment operating profit table in Note 9 and are described in detail in Note 2. A discussion of unrealized gains and losses on investments can also be found in Note 6.
Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In Millions)	2016	2015
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$109.9	$140.7
Average interest rate	2.3%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$109.9	$140.7
Average interest rate	2.3%	2.0%
First Six Months of 2016 Compared with the First Six Months of 2015
Overall, sales in the first six months of 2016 decreased by 8.7% compared with the first six months of 2015. Net sales decreased 14.6% in PE Films primarily due to lower volume primarily related to lost business, a decline in market demand for surface protection films and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. Net sales in Flexible Packaging Films increased 6.8% due to higher volume driven by improved market conditions, partially offset by lower average selling prices as a result of the pass-through to customers of lower market-driven raw material costs and an unfavorable mix. Net sales decreased 6.7% in Aluminum Extrusions primarily due to lower average selling prices as a result of the pass-through to customers of lower market-driven raw material costs, partially offset by higher sales volume.
Consolidated gross profit as a percentage of sales was 16.6% in the first six months of 2016 compared to 14.7% in the first six months of 2015. Gross profit as a percentage of sales was positively impacted by lower pension expenses in the first six months of 2016 compared to the first six months of 2015. As previously noted, most of the impact of pension expense is not allocated to the Company’s operating segments. The gross profit margin in PE Films decreased due to lower volume and the unfavorable impact of the change in the U.S. dollar value of currencies for operations outside the U.S. The gross profit margin in Flexible Packaging Films increased due to higher volume and operating efficiencies, partially offset by lower pricing driven by competitive pressures and lower material prices, and foreign currency transactional losses. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume, lower utility and freight costs.
As a percentage of sales, SG&A and R&D expenses were 11.9% in the first six months of 2016, compared with 10.3% in the first six months of last year. R&D expenses at PE Films were higher in the 2016 as the competitive dynamics of this industry require continuous development of new materials through R&D to improve cost and performance for customers, partially offset by 2015 compensation accruals related to the departure of Tredegar’s former CEO and CFO.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2016 and 2015 are shown in the segment operating profit table in Note 9 and are described in detail in Note 2. A discussion of unrealized gains and losses on investments can also be found in Note 6.
Interest expense increased from $1.8 million in the first six months of 2015 to $2.0 million in the first six months of 2016. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In Millions)	2016	2015
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$107.7	$140.7
Average interest rate	2.3%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$107.7	$140.7
Average interest rate	2.3%	2.0%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2015 to June 30, 2016 are summarized as follows:

•	Accounts and other receivables increased $7.7 million (8.1%).

•
Accounts receivable in PE Films increased by $4.2 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 42.8 days for the 12 months ended June 30, 2016 and 42.7 days for the 12 months ended December 31, 2015.

•
Accounts receivable in Flexible Packaging Films decreased by $0.5 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DSO was approximately 58.9 days for the 12 months ended June 30, 2016 and 68.9 days for the 12 months ended December 31, 2015.

•
Accounts receivable in Aluminum Extrusions increased by $4.0 million primarily due to the timing of cash receipts. DSO was approximately 43.0 days for the 12 months ended June 30, 2016 and 45.1 days for the 12 months ended December 31, 2015.

•	Inventories increased $1.4 million (2.1%).

•
Inventories in PE Films increased by approximately $2.5 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. and the timing of purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 48.6 days for the 12 months ended June 30, 2016 and 48.3 days for the 12 months ended December 31, 2015.

•
Inventories in Flexible Packaging Films increased by approximately $1.6 million primarily due to the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DIO was approximately 78.6 days for the 12 months ended June 30, 2016 and 81.6 days for the 12 months ended December 31, 2015.

•
Inventories in Aluminum Extrusions decreased by $2.7 million due to the lower average aluminum prices and the timing of purchases. DIO was approximately 28.1 days for the 12 months ended June 30, 2016 and 29.8 days for the 12 months ended December 31, 2015.

•
Net property, plant and equipment increased $21.0 million (9.1%) primarily due to capital expenditures of $19.0 million and a change in the value of the U.S. Dollar relative to foreign currencies ($16.3 million increase), partially offset by depreciation expenses of $13.8 million.

•	Accounts payable decreased $1.8 million (2.2%).

•
Accounts payable in PE Films increased $0.2 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 38.7 days for the 12 months ended June 30, 2016 and 39.0 days for the 12 months ended December 31, 2015.

•
Accounts payable in Flexible Packaging Films increased $1.5 million due to the normal volatility associated with the timing of payments. DPO was approximately 35.3 days for the 12 months ended June 30, 2016 and 34.2 days for the 12 months ended December 31, 2015.

•
Accounts payable in Aluminum Extrusions decreased by $3.7 million primarily due to lower raw material prices, lower inventory balances and the normal volatility associated with the timing of inventory purchases. DPO was approximately 44.4 days for the 12 months ended June 30, 2016 and 48.0 days for the 12 months ended December 31, 2015.

Cash provided by operating activities was $18.1 million in the first six months of 2016 compared with $19.4 million in the first six months of 2015. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $17.9 million in the first six months of 2016 compared with $13.8 million in the first six months of 2015. Cash used in investing activities primarily represents capital expenditures, which were $19.0 million and $14.4 million in the first six months of 2016 and 2015, respectively.
Cash used in financing activities was $19.7 million in the first six months of 2016 and was primarily related to the payment of regular quarterly dividends of $7.2 million (22 cents per share) and net repayments of debt of $10.0 million. Cash used in financing activities was $6.1 million in the first six months of 2015 and was primarily related to the payment of regular quarterly dividends of $6.5 million (20 cents per share) and net debt payments of $2.25 million, partially offset by the exercise of stock options of $2.8 million.
Further information on cash flows for the six months ended June 30, 2016 and 2015 is provided in the consolidated statements of cash flows on page 5.

On March 1, 2016, the Company executed a new five-year, $400 million secured revolving credit agreement that expires on March 1, 2021, replacing the previous $350 million unsecured revolving credit agreement. Net capitalization and indebtedness as defined under our existing revolving credit agreement as of June 30, 2016 were as follows:

Net Capitalization and Indebtedness as of June 30, 2016
(In Thousands)
Net capitalization:
Cash and cash equivalents	$27,497
Debt:
$400 million revolving credit agreement maturing March 1, 2021	94,000
Other debt	—
Total debt	94,000
Debt, net of cash and cash equivalents	66,503
Shareholders’ equity	305,690
Net capitalization	$372,193
Indebtedness as defined in revolving credit agreement:
Total debt	$94,000
Face value of letters of credit	2,684
Other	916
Indebtedness	$97,600
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
At June 30, 2016, the interest rate on debt under the revolving credit agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $400 million, and approximately $242 million was available to borrow at June 30, 2016 based upon the most restrictive covenants.
The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the revolving credit agreement are presented below. Adjusted EBITDA and adjusted EBIT as defined in the revolving credit agreement are not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended June 30, 2016 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended June 30, 2016:
Net income (loss)	$(31,908)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	7,779
Interest expense	3,756
Depreciation and amortization expense for continuing operations	32,780
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $7,957)	53,291
Charges related to stock option grants and awards accounted for under the fair value-based method	—
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	19,400
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(211)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	(22)
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	84,865
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(32,780)
Adjusted EBIT as defined in revolving credit agreement	$52,085
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at June 30, 2016:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.15x
Interest coverage ratio (adjusted EBIT-to-interest expense)	13.87x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$105,264
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50
As of June 30, 2016, Tredegar was in compliance with all financial covenants in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

At June 30, 2016, the Company had cash and cash equivalents of $27.5 million, including funds held in locations outside the U.S. of $24.3 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Ltda. because the Company had intended to permanently reinvest these earnings. Due to concerns about the current political and economic conditions in Brazil, Terphane Ltda. has begun making cash distributions to the Company. During the second quarter of 2016, Terphane Ltda. paid a dividend of $10.7 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of June 30, 2016 and December 31, 2015. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources beginning on page 31 regarding credit agreement and interest rate exposures.
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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see Executive Summary on page 22 and Note 9 on page 17 for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.

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

Source: Quarterly averages computed using daily Midwest average prices provided by Platts (through 12/31/15) and Mitsubishi International Corporation (starting 1/1/16).
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $91,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2016 and 2015 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30,
	2016		2015
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	10	1	10
Latin America	—	11	—	10
Asia	9	3	8	3
Total	15%	24%	14%	23%
* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the charts on page 39) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, while selling prices and key raw material costs are principally determined in U.S. Dollars, they are impacted by local economic conditions, including the value of the Brazilian Real in U.S. Dollars and local supply and demand factors. Certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real, and adversely impacted by high inflation levels in Brazil. Moreover, the value of the Brazilian Real when compared to the U.S. Dollar is impacted by many variables, including inflation differentials between the U.S. and Brazil. In general, local currency inflationary cost increases in Brazil will be offset when converting to U.S. Dollars by decreases in the value of the Brazilian Real relative to the U.S. Dollar that is related to high Brazil inflation versus lower U.S. inflation. Accordingly, because of the many volatile economic variables at play in Brazil, it is not practical to isolate to one measure the economic impact on Flexible Packaging Films’ operating profit of changes in the U.S. Dollar value of the Brazilian Real.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on operating profit from ongoing operations in PE Films of $0.1 million in the second quarter of 2016 compared with the second quarter of 2015 and $0.1 million in the first six months of 2016 compared with the first six months of 2015.

Trends for the Euro exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg and monthly averages from X-Rates.com (starting in 2016).
Trends for the Brazilian Real and Chinese Yuan exchange rates relative to the U.S. Dollar are shown in the chart below.

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg and monthly averages from X-Rates.com (starting in 2016).

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

As disclosed in “Item 1A. Risk Factors” in our 2015 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our other risk factors since the filing of our 2015 Form 10-K, except as follows, which amends and replaces the third paragraph of the risk factor titled “PE Films is highly dependent on sales associated with its top five customers, the largest of which is P&G” included in our 2015 Form 10-K.

PE Films anticipates further exposure to product transitions and lost business in certain personal care and surface protection materials that could negatively affect future operating profit from ongoing operations by, in the case of personal care materials, approximately $10 million annually, likely beginning after 2018, and in the case of surface protection materials, estimated to be in the range of up to $5 to $10 million, although the timing and ultimate amount of the possible transitions for surface protection are uncertain.  While it continues to identify new business opportunities with its existing customers, PE Films is also working to expand its customer base in order to create long-term growth and profitability by actively competing for new business with various customers across its full product portfolio and introducing new products and/or improvements to existing applications.  There is no assurance that these efforts to expand the revenue base and mitigate this or any future loss of sales and profits from significant customers will be successful.

Item 6.	Exhibits.

Exhibit Nos.

3.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar Corporation, as of May 4, 2016 (filed as Exhibit 3.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on May 6, 2016, and incorporated herein by reference).

31.1
Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John D. Gottwald, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	August 2, 2016	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2016	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2016	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)