Form 10-K
period 2016-12-31
TREDEGAR CORP
filed 2017-02-22
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter): $411,286,270*
Number of shares of Common Stock outstanding as of January 31, 2017: 32,963,939 (32,795,168 as of June 30, 2016)

*
In determining this figure, an aggregate of 7,281,133 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2016.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.
Index to Annual Report on Form 10-K
Year Ended December 31, 2016

*Items	11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS
Description of Business
Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of polyethylene (“PE”) plastic films, polyester (“PET”) films and aluminum extrusions. The financial information related to Tredegar’s PE films, polyester films and aluminum extrusions segments and related geographical areas included in Note 5 of the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
Prior to the third quarter of 2015, Tredegar reported two business segments: Film Products and Aluminum Extrusions. In the third quarter of 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. In separating PE Films and Flexible Packaging Films, the Company’s management believes that it is able to more effectively manage the distinct opportunities and challenges that each of these businesses face. The Company's current reportable business segments are PE Films, Flexible Packaging Films and Aluminum Extrusions.
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
Personal Care. Tredegar’s Personal Care unit is one of the largest global suppliers of apertured, breathable, elastic and embossed films, laminate materials, and polyethylene and polypropylene overwrap films for personal care markets, including:

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
In 2016, 2015 and 2014, personal care materials accounted for approximately 30%, 33% and 40% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
Surface Protection. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™ and ForceField PEARL™ brand names. These films are used in high-technology applications, most notably protecting high-value components of flat panel displays used in televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2016, 2015 and 2014, surface protection films accounted for approximately 11%, 10% and 10%, respectively, of Tredegar’s consolidated net sales from continuing operations.
Bright View Technologies (formerly Engineered Polymer Solutions). Tredegar’s Bright View unit makes a variety of specialty films and film-based products that provide tailored functionality for the illumination market. Bright View is a developer and producer of advanced optical management products for the LED (light-emitting diode) and fluorescent lighting markets. By leveraging multiple technology platforms, including film capabilities and its patented microstructure technology, Bright View offers engineered solutions for a wide range of applications.

PE Films’ net sales by market segment over the last three years is shown below:

% of PE Films Net Sales by Market Segment *
	2016	2015	2014
Personal Care	72%	75%	79%
Surface Protection	25%	23%	19%
Bright View	3%	2%	2%
Total	100%	100%	100%

* See previous discussion by market segment for comparison of net sales to the Company’s consolidated net sales from continuing operations for significant market segments for each of the years presented.

Raw Materials. The primary raw materials used by PE Films in polyethylene and polypropylene films are low density, linear low density and high density polyethylene and polypropylene resins. These raw materials are obtained from domestic and foreign suppliers at competitive prices. PE Films believes that there will be an adequate supply of polyethylene and polypropylene resins in the foreseeable future. PE Films also buys polypropylene-based nonwoven fabrics based on the resins previously noted and styrenic block copolymers, and it believes there will be an adequate supply of these raw materials in the foreseeable future.
Customers. PE Films sells to many branded product producers throughout the world, with the top five customers, collectively, comprising 69%, 73% and 76% of its net sales in 2016, 2015 and 2014, respectively. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $129 million in 2016, $164 million in 2015 and $221 million in 2014 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G). For additional information, see “Item 1A. Risk Factors”.
Flexible Packaging Films
Flexible Packaging Films is comprised of Terphane Holdings LLC (“Terphane”), which the Company acquired in October 2011. Flexible Packaging Films produces PET-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily manufactured in Brazil and sold in Latin America and the U.S. under the Terphane® and Sealphane® brand names. Major end uses include food packaging and industrial applications. In 2016, 2015 and 2014, Flexible Packaging Films accounted for approximately 14%, 12% and 12%, respectively, of Tredegar’s consolidated net sales from continuing operations. Flexible Packaging Films competes in all of its markets on the basis of product quality, price and service.
Raw Materials. The primary raw materials used by Flexible Packaging Films in PET films are purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”) to produce the polyester resins. Flexible Packaging Films also purchases additional polyester resins directly from suppliers. All of these raw materials are obtained from domestic Brazilian suppliers and foreign suppliers at competitive prices, and Flexible Packaging Films believes that there will be an adequate supply of polyester resins as well as PTA and MEG in the foreseeable future.
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

Building & construction -residential	Shower and tub enclosures, railing and support systems, venetian blinds, swimming pools and storm shutters

Automotive	Automotive and light truck structural components, spare parts, after-market automotive accessories, travel trailers and recreation vehicles

Consumer durables	Furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods

Machinery & equipment	Material handling equipment, conveyors and conveying systems, industrial modular assemblies and medical equipment

Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)

Electrical	Lighting fixtures, solar panels, electronic apparatus and rigid and flexible conduits
Aluminum Extrusions’ sales volume from continuing operations by market segment over the last three years is shown below:

% of Aluminum Extrusions Sales Volume by Market Segment (Continuing Operations)
	2016	2015	2014
Building and construction:
Nonresidential	58%	58%	59%
Residential	5%	6%	6%
Automotive	11%	10%	7%
Specialty:
Consumer durables	11%	10%	12%
Machinery & equipment	5%	7%	7%
Distribution	6%	5%	5%
Electrical	4%	4%	4%

Total	100%	100%	100%

In 2016, 2015 and 2014, nonresidential building and construction accounted for approximately 27%, 26% and 22% of Tredegar’s consolidated net sales from continuing operations, respectively.
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
Futura Acquisition. On February 15, 2017, Bonnell Aluminum completed its previously announced acquisition of Futura Industries Corporation (“Futura”) on a net debt-free basis for approximately $92 million. The acquisition, which was funded using Tredegar’s secured revolving credit agreement and will be treated as an asset purchase for U.S. federal income tax purposes, is expected to be immediately accretive to Tredegar’s consolidated ongoing earnings.
Futura, headquartered in Clearfield, Utah, with a national sales presence and particular strength in the western U.S., designs and manufactures a wide range of extruded aluminum products for a number of industries and end markets, including branded flooring trims and TSLOTSTM, as well as OEM (original equipment manufacturer) components for truck grills, solar panels, fitness equipment and other applications. Futura has approximately 350 employees.
General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be significant to PE Films. As of December 31, 2016, PE Films held 267 issued patents (63 of which are issued in the U.S.) and 116 trademarks (9 of which are issued in the U.S.). Flexible Packaging Films held 1 patent, which is issued in the U.S. and 13 trademarks (2 of which are issued in the U.S.). Aluminum Extrusions held no U.S. patents and 2 U.S. trademarks (1 of which is issued in the U.S.). These patents have remaining terms ranging from 1 to 20 years. Tredegar also has licenses under patents owned by third parties.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2016, 2015 and 2014 was primarily related to PE Films. PE Films has technical centers in Durham, North Carolina; Richmond, Virginia; and Terre Haute, Indiana. Flexible Packaging has a technical center in Bloomfield, New York. R&D spending by the Company was approximately $19.1 million, $16.2 million and $12.1 million in 2016, 2015 and 2014, respectively.
Backlog. Backlogs are not material to the operations in PE Films or Flexible Packaging Films. Overall backlog for continuing operations in Aluminum Extrusions was approximately 13.5 million pounds at December 31, 2016 compared to approximately 11.8 million pounds at December 31, 2015, an increase of 1.6 million pounds, or approximately 14%. Volume for Aluminum Extrusions, which the Company believes is cyclical in nature, was 173.0 million pounds in 2016, 170.0 million pounds in 2015 and 153.8 million pounds in 2014.
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
The U.S. Environmental Protection Agency has adopted regulations under the Clean Air Act relating to emissions of carbon dioxide and other greenhouse gases (“GHG”), including mandatory reporting and permitting requirements. Several of the Company’s manufacturing operations result in emissions of carbon dioxide or GHG and are subject to the current GHG regulations. The Company’s compliance with these regulations has yet to require significant expenditures. The cost of compliance with any future GHG legislation or regulations is not presently determinable, but Tredegar does not anticipate compliance to have a material adverse effect on its consolidated financial condition, results of operations and cash flows based on information currently available.
Tredegar is also subject to the governmental regulations in the countries where it conducts business.
At December 31, 2016, the Company believes that it was in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where it conducts business. Environmental standards tend to become more stringent over time. In order to maintain substantial compliance with such standards, the Company may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities. Furthermore, failure to comply with current or future laws and regulations could subject Tredegar to substantial penalties, fines, costs and expenses.
Employees. Tredegar employed approximately 2,800 people at December 31, 2016.
Available Information and Corporate Governance Documents. Tredegar’s Internet address is www.tredegar.com. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation, and Nominating and Governance Committees are available on Tredegar’s website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through the Company’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) or incorporated into other filings it makes with the SEC.

Item 1A.	RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. The following risk factors should be considered, in addition to the other information included in this Form 10-K, when evaluating Tredegar and its businesses:
PE Films

•
PE Films is highly dependent on sales associated with its top five customers, the largest of which is P&G. PE Films’ top five customers comprised approximately 29%, 32% and 38% of Tredegar’s consolidated net sales from continuing operations, in 2016, 2015 and 2014, respectively, with net sales to P&G alone comprising approximately 16%, 19% and 24% in 2016, 2015 and 2014, respectively. The loss or significant reduction of sales associated with one or more of these customers could have a material adverse effect on the Company’s business. Other factors that could adversely affect the business include, by way of example, (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, (ii) key customers rolling out products utilizing technologies developed by others that replace PE Films’ business with such customer, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes. While PE Films has undertaken efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with these large customers.

In recent years, PE Films lost substantial sales volume due to product transitions and suffered other sales losses associated with various customers (see further discussion in the Executive Summary, PE Films section).
PE Films anticipates further exposure to product transitions and lost business in certain personal care and surface protection materials that could negatively affect future operating profit from ongoing operations by, in the case of personal care materials, approximately $10 million annually, possibly beginning after 2018, and in the case of surface protection materials, estimated to be in the range of up to $5 to $10 million, although the timing and ultimate amount of the possible transitions for surface protection are uncertain.  While it continues to identify new business opportunities with its existing customers, PE Films is also working to expand its customer base in order to create long-term growth and profitability by actively competing for new business with various customers across its full product portfolio and introducing new products and/or improvements to existing applications. There is no assurance that these efforts to expand the revenue base and mitigate this or any future loss of sales and profits from significant customers will be successful.

•
PE Films depends on its ability to develop and deliver new products at competitive prices. Personal Care, Surface Protection and Bright View applications are now being made with a variety of new innovative materials and the overall cycle for bringing new films products to market has accelerated. While PE Films has substantial technological resources, there can be no assurance that its new products can be brought to market successfully, or if brought to market successfully, at the same level of profitability and market share of replaced films. The competitive dynamics in the personal care business require continuous development of new materials for customers.  The product development process for personal care materials, which spans from idea inception to product commercialization, is typically 24 to 48 months. A shift in customer preferences away from PE Films’ technologies, its inability to develop and deliver new profitable products, or delayed acceptance of its new products in domestic or foreign markets, could have a material adverse effect on its consolidated financial condition, results of operations and cash flows. In the long term, growth will depend on PE Films’ ability to provide innovative products at a price that meets the customers’ needs.

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

•
Failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact PE Films’ sales and operating margins. PE Films’ plastic films serve as components for various consumer products sold worldwide. A customer’s ability to successfully develop, manufacture and market those products is integral to PE Films’ success. In addition, many customers are in industries that are cyclical in nature and sensitive to changes in general economic conditions. During weak economic cycles, consumers of premium products made with or using PE Films’ components may shift to less premium, less expensive products, reducing the demand for PE Films’ plastic films. Cyclical downturns may negatively affect businesses that use PE Films’ plastic film products, which could adversely affect sales and operating margins.

•
The Company’s inability to protect its intellectual property rights or its infringement of the intellectual property rights of others could have a material adverse impact on PE Films. PE Films operates in an industry where its significant customers and competitors have substantial intellectual property portfolios. The continued success of PE Films’ business depends on its ability not only to protect its own technologies and trade secrets, but also to develop and sell new products that do not infringe upon existing patents or threaten existing customer relationships. Intellectual property litigation is very costly and could result in substantial expense and diversions of Company resources, both of which could adversely affect its consolidated financial condition, results of operations and cash flows. In addition, there may be no effective legal recourse against infringement of the Company’s intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors. An unfavorable outcome in any intellectual property litigation or similar proceeding could have a material adverse effect on the consolidated financial condition, results of operations and cash flows of PE Films.

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

•
Our restructuring activities and cost saving initiatives may not achieve the results we anticipate. PE Films has undertaken and will continue to undertake restructuring activities and cost reduction initiatives to consolidate certain domestic production, improve operating efficiencies and generate cost savings. PE Films cannot be certain that it will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, PE Films may not be successful in moving production to other facilities or timely qualifying new production equipment. Failure to complete these initiatives could adversely affect PE Films’ financial condition, results of operations and cash flows.

Flexible Packaging Films

•
Uncertain economic conditions in Brazil and overcapacity in Latin American polyester film production could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films. Flexible Packaging Films and its customers operate in a highly competitive global market for polyester films. Competition in Brazil, Terphane’s primary market, has been exacerbated by global overcapacity in the polyester industry, in general, and by particularly acute overcapacity in Latin America. Additional PET capacity from a competitor in Latin America is expected to come on line in the second quarter of 2017. In addition, Flexible Packaging Films operations have been adversely impacted by ongoing unfavorable economic and political conditions in Brazil, which accounted for approximately 52% of its overall sales in 2016.  These combined factors have resulted in significant competitive pricing pressures and U.S. Dollar equivalent margin compression. Moreover, variable conversion, fixed conversion and general, sales and administrative (“GS&A”) costs for operations in Brazil (“Operating Costs”) are expected to be adversely impacted by inflation that is higher than in the U.S.  The possible offsetting impact on U.S. Dollar equivalent Operating Costs from higher Brazilian Real inflation of depreciation in the value of the Real relative to the U.S. Dollar (i.e., purchasing power parity) may not occur.  There are many economic variables impacting currency exchange rates, and the Real could appreciate in value relative to the U.S. Dollar despite higher inflation resulting in U.S. Dollar equivalent Operating Costs being adversely affected by both higher Real inflation and Real appreciation.  Accordingly, the U.S. Dollar equivalent pricing/product margins related to the underlying Operating Costs may not move in the same direction with the combined result being a whipsaw of the U.S. Dollar equivalent operating profit for Flexible Packaging Films.

Tredegar has attempted to mitigate these impacts through new product offerings, cost saving measures and manufacturing efficiency initiatives, but these efforts to-date have not been sufficient to prevent a significant decline in the operating profit for Flexible Packaging Films since the acquisition of Terphane in October 2011 and continuing efforts may not be successful, which could further adversely impact Flexible Packaging Films’ financial condition, results of operations and cash flows.

•
Governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Flexible Packaging Films. In recent years, excess global capacity in the industry has led to increased competitive pressures from imports into Brazil. The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Flexible Packaging Films. Recent favorable anti-dumping rulings have been issued against China, Egypt and India. Competitors not currently subject to anti-dumping duties may choose to utilize their excess capacity by selling product in Brazil, which may result in pricing pressures that Flexible Packaging Films may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives. There can be no assurance that efforts to impose anti-dumping constraints on these competitors will be successful.

Aluminum Extrusions

•
Sales volume and profitability of Aluminum Extrusions is seasonal and cyclical and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be subject to seasonality as well as large cyclical swings in volume. Because of the capital intensive nature and level of fixed costs inherent in the aluminum extrusions business, the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. In addition, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors protect their position with key customers. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•
Failure to extend anti-dumping and countervailing duties on imported products or prevent competitors from circumventing such duties, or a reduction in such duties, could adversely impact Aluminum Extrusions. In years prior to 2011, imports into the U.S., primarily from China, represented an increasing portion of the U.S. aluminum extrusion market. However, due to an affirmative determination by the U.S. International Trade Commission in April 2011 that asserted that dumped and subsidized imports of aluminum extrusion from China unfairly and negatively impacted the domestic industry, the U.S. Department of Commerce has applied anti-dumping and countervailing duties to these imported products. As a result, aluminum extrusion imports from China have decreased significantly. While the risk to the domestic industry had been abated for a period of time, these protective duties were scheduled to expire in November 2016 but have been extended until a hearing can be held and a subsequent decision can be made on further extending the duties. A final decision on extending these duties is expected in March 2017. There are ongoing efforts within the U.S. aluminum extrusions industry supporting the extension of these protective duties. Chinese and other overseas manufacturers continue to try to circumvent anti-dumping duties, by both legal and illegal means. An unfavorable outcome on the continuation of U.S. anti-dumping duties, or a failure by U.S. trade officials to curtail efforts to circumvent those duties, could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.

•
Competition from China could increase significantly if China is granted market economy status by the World Trade Organization. As of December 11, 2016 China’s automatic status as a non-market economy under World Trade Organization rules ended. As a result, China believes with respect to all Chinese-made products that it should receive market economy status and the rights attendant to that status under World Trade Organization rules.  The United States and the European Union have each rejected that interpretation with respect to at least certain products, and are expected to do so with respect to aluminum extrusions.  If China is granted market economy status by the United States government with respect to aluminum extrusions, that would likely create substantial pricing pressure on Aluminum Extrusions products and could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.

•
The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,500 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusions’ net sales. Future success and prospects depend on its ability to provide superior service, high quality products, timely delivery and competitive pricing to retain existing customers and participate in overall industry cross-cycle growth. Failure in any of these areas could lead to a loss of customers, which could have an adverse material effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.

•
Aluminum Extrusions may not have sufficient capacity to meet its growth targets and service all of its customers. In recent years, increased demand, primarily from the nonresidential building and construction sector, has pushed Aluminum Extrusions’ average capacity utilization in excess of 90%. Aluminum Extrusions’ ability to grow and service existing customers is closely tied to having sufficient capacity.

•
Aluminum Extrusions’ efforts to expand the Company’s presence in the automotive market may not be successful. Aluminum Extrusions has made significant capital investments in recent years to increase sales to automotive and light truck tier suppliers. Efforts to expand product offerings and broaden the customer base are tied to successfully substituting the Company’s aluminum extrusions for current market alternatives. New Corporate Average Fuel Economy (“CAFE”) standards requiring material improvements in the automotive and light truck MPG (miles per gallon) by 2025, are expected to increase demand for lighter materials used in the vehicle’s body, some of which can be supplied by Aluminum Extrusions. If the demand does not increase and/or the alternative products offered by Aluminum Extrusions are not accepted by its customers or if CAFE standards are reduced or delayed, Aluminum Extrusions may not generate expected returns on its capital investments, which could have a material adverse effect on its consolidated financial condition, results of operations and cash flows.

General

•
Tredegar has an underfunded defined benefit (pension) plan. Tredegar sponsors a pension plan that covers certain hourly and salaried employees in the U.S. The plan was substantially frozen to new participants in 2007, and frozen to benefit accruals for active participants in 2014. As of December 31, 2016, the plan was underfunded under U.S. generally accepted accounting principles (“GAAP”) measures by $88.6 million. Tredegar expects that it will be required to make a cash contribution of approximately $5.5 million to its underfunded pension plan in 2017, and may be required to make higher cash contributions in future periods depending on the level of interest rates and investment returns on plan assets.

•
An impairment of our long-lived intangible assets, including goodwill, could have a material non-cash adverse impact on our results of operations. As of December 31, 2016, reporting units in PE Films and Aluminum Extrusions carried goodwill balances of $104.1 million and $13.7 million, respectively. PE Films’ goodwill balance was carried by its operating units, Personal Care Films and Surface Protection Films, at $46.8 million and $57.3 million, respectively. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis. The valuation of goodwill depends on a variety of factors, including the success in achieving the Company’s business goals, global market and economic conditions, earnings growth and expected cash flows, and goodwill impairment valuations can be sensitive to assumptions associated with such factors. Failure to successfully achieve projections could result in future impairments. Impairments to goodwill and other intangible assets may also be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, changes in foreign exchange rates, lower than expected sales and profit growth rates, and various other factors. Significant and unanticipated changes could require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.

•
Noncompliance with any of the covenants in the Company’s $400 million secured revolving credit facility, which matures in March of 2021, could result in all debt under the agreement outstanding at such time becoming due and limiting its borrowing capacity, which could have a material adverse effect on consolidated financial condition and liquidity. The credit agreement governing Tredegar’s secured revolving credit facility contains restrictions and financial covenants that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity.

•
Tredegar’s performance is influenced by costs incurred by its operating companies, including, for example, the cost of raw materials and energy. These costs include, without limitation, the cost of resin (the raw material on which PE Films primarily depends), PTA and MEG (the raw materials on which Flexible Packaging Films primarily depends), aluminum (the raw material on which Aluminum Extrusions primarily depends), natural gas (the principal fuel necessary for Aluminum Extrusions’ plants to operate), electricity and diesel fuel. Resin, aluminum and natural gas prices are extremely volatile as shown in the charts in the Quantitative and Qualitative Disclosures section. The Company attempts to mitigate the effects of increased costs through price increases and contractual pass-through provisions, but there are no assurances that higher prices can effectively be passed through to customers or that Tredegar will be able to offset fully or on a timely basis the effects of higher raw material and energy costs through price increases or pass-through arrangements. Further, the Company’s cost control efforts may not be sufficient to offset any increases in raw material, energy or other costs.

•
Tredegar is subject to credit risk that is inherent with efforts to increase market share as the Company attempts to broaden its customer base. In the event of the deterioration of operating cash flows or diminished borrowing capacity of Tredegar’s customers, the collection of trade receivable balances may be delayed or deemed unlikely. The Company’s credit risk exposure could increase as business is expanded, including on export sales which generally have longer payment terms than domestic sales. In addition, the operations of the customers for Aluminum Extrusions generally follow the cycles within the economy, resulting in increased credit risk from diminished operating cash flows and greater risk of bankruptcy when the economy is deteriorating or in recession. In addition, difficult economic conditions in Brazil have resulted in increased credit risk to Flexible Packaging from customers whose businesses are detrimentally affected by those conditions.

•
Tredegar may not be able to successfully identify, complete or integrate strategic acquisitions. From time to time, the Company evaluates acquisition candidates that fit its business objectives. Acquisitions, including our recent acquisition of Futura, involve special risks, including, without limitation, meeting revenue, margin, working capital and capital expenditure expectations that substantially drive valuation, diversion of management’s time and attention from existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements.  Acquired businesses may not achieve expected results.

•
Tredegar is subject to various environmental laws and regulations and could become exposed to material liabilities and costs associated with such laws. The Company is subject to various environmental obligations and could become subject to additional obligations in the future. Changes in environmental laws and regulations, or their application, including, but not limited to, those relating to global climate change, could subject Tredegar to significant additional capital expenditures and operating expenses. Moreover, future developments in federal, state, local and international environmental laws and regulations are difficult to predict. Environmental laws have become and are expected to continue to become increasingly strict. As a result, Tredegar expects to be subject to new environmental laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the Company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes. See Government Regulation in “Item 1. Business” for a further discussion of this risk factor.

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

•
An information technology system failure may adversely affect the business. Tredegar relies on information technology systems to transact its business. An information technology system failure due to computer viruses, internal or external security breaches, cybersecurity attacks, power interruptions, hardware failures, fire, natural disasters, human error, or other causes could disrupt its operation and prevent it from being able to process transactions with its customers, operate its manufacturing facilities, and properly report transactions in a timely manner. A significant, protracted information technology system failure may adversely affect Tredegar’s results of operations, financial condition, or cash flows.

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

•
Tredegar’s valuation of its $7.5 million cost-basis investment in kaléo is volatile and uncertain. Tredegar uses the fair value method to account for its ownership interest of approximately 19% in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company. There is no active secondary market for buying or selling stock in kaléo. The Company’s fair value estimates can fluctuate materially between reporting periods, primarily due to variances in performance versus expectations, and kaléo’s ability to meet developmental and commercialization milestones within an anticipated time frame. Commercial sales of kaléo’s first licensed product, an epinephrine auto-injector, commenced in the first quarter of 2013, and commercial sales of its second product, a naloxone auto-injector, commenced in the third quarter of 2014.

In 2009, kaléo licensed exclusive rights to sanofi-aventis U.S. LLC (“Sanofi”) to commercialize the epinephrine auto-injector in the U.S. and Canada. Sanofi announced on October 28, 2015, a voluntary recall of all Auvi-Q and Allerject epinephrine auto-injectors that were on the market.  In January 2017, kaléo announced that it would recommence sales of Auvi-Q in the U.S. in February 2017.
Kaléo may be unsuccessful in its attempt to re-enter the epinephrine market due to lack of customer acceptance, competition or other market factors beyond its control. If kaléo is unsuccessful re-entering the epinephrine market, it may require additional funding to support its other products and its development of new products.
Additionally, the estimated fair value of the Company’s investment in kaléo could decline. See Note 4 to the Notes to Financial Statements for more information.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
General
Most of the improved real property and the other assets used in the Company’s operations are owned, and certain of the owned property is subject to an encumbrance under the Company’s secured revolving credit facility (see Note 11 in the Notes to Financial Statements for more information). Tredegar considers the manufacturing facilities, warehouses and other properties and assets that it owns or leases to be in generally good condition. Capacity utilization at its various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. The Company believes that its PE Films and Flexible Packaging Films manufacturing facilities have sufficient capacity to meet its current production requirements. Increased demand, primarily from the nonresidential building and construction sector, pushed Aluminum Extrusions’ average capacity utilization in excess of 90% in 2016. Tredegar’s corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.
The Company’s principal manufacturing plants and facilities as of December 31, 2016 are listed below:
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
Note: On February 15, 2017, Bonnell Aluminum acquired Futura, which is located in Clearfield, Utah. Futura’s principal operations are the design and manufacturing of extruded aluminum products.

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of Common Stock and Shareholder Data
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 32,933,807 shares of common stock held by 2,123 shareholders of record on December 31, 2016.
The following table shows the reported high and low closing prices of Tredegar’s common stock by quarter for the past two years.

	2016		2015
	High	Low	High	Low
First quarter	$16.01	$11.68	$23.07	$18.87
Second quarter	17.37	14.80	23.16	19.75
Third quarter	19.39	16.30	23.76	12.63
Fourth quarter	25.55	17.30	16.17	13.09
The closing price of Tredegar’s common stock on February 17, 2017 was $22.45.
Dividend Information
Tredegar has paid a dividend every quarter since becoming a public company in July 1989. During the past three years, the Company paid quarterly dividends as follows:
•11 cents per share in the last three quarters of 2015 and each of the quarters of 2016;
•9 cents per share in each of the final three quarters of 2014 and first quarter of 2015;
•7 cents per share in the first quarter of 2014.
All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in the Company’s secured revolving credit facility and other such considerations as the Board deems relevant. See Note 11 of the Notes to Financial Statements for the restrictions on the payment of dividends contained in the Company’s secured revolving credit agreement related to aggregate dividends permitted.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that its Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2016, 2015 and 2014 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2016.

Comparative Tredegar Common Stock Performance
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2016. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 Russell Investment Group. All rights reserved.

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

Item 6.	SELECTED FINANCIAL DATA
The tables that follow on pages 14-19 present certain selected financial and segment information for the five years ended December 31, 2016.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2016		2015		2014		2013		2012
(In Thousands, Except Per-Share Data)

Results of Operations (g):
Sales	$828,341		$896,177		$951,826		$959,346		$882,188
Other income (expense), net	2,381	(a)	(20,113)	(c)	(6,697)	(d)	1,776	(e)	18,119	(f)
	830,722		876,064		945,129		961,122		900,307
Cost of goods sold	668,626	(a)	725,459	(c)	778,113	(d)	784,675	(e)	712,660	(f)
Freight	29,069		29,838		28,793		28,625		24,846
Selling, general & administrative expenses	75,754	(a)	71,911	(c)	69,526	(d)	71,195	(e)	73,717	(f)
Research and development expenses	19,122		16,173		12,147		12,669		13,162
Amortization of intangibles	3,978		4,073		5,395		6,744		5,806
Interest expense	3,806		3,502		2,713		2,870		3,590
Asset impairments and costs associated with exit and disposal activities	2,684	(a)	3,850	(c)	3,026	(d)	1,412	(e)	5,022	(f)
Goodwill impairment charge	—		44,465	(b)	—		—		—
	803,039		899,271		899,713		908,190		838,803
Income (loss) from continuing operations before income taxes	27,683		(23,207)		45,416		52,932		61,504
Income taxes	3,217	(a)	8,928	(c)	9,387	(d)	16,995	(e)	18,319	(f)
Income (loss) from continuing operations (g)	24,466		(32,135)		36,029		35,937		43,185
Income (loss) from discontinued operations, net of tax (g)	—		—		850	(g)	(13,990)	(g)	(14,934)	(g)
Net income (loss)	$24,466		$(32,135)		$36,879		$21,947		$28,251
Diluted earnings (loss) per share (g):
Continuing operations	$0.75		$(0.99)		$1.11		$1.10		$1.34
Discontinued operations	—		—		0.02	(g)	(0.43)	(g)	(0.46)	(g)
Net income (loss)	$0.75		$(0.99)		$1.13		$0.67		$0.88
Refer to Notes to Financial Tables on page 19.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2016	2015	2014	2013	2012
(In Thousands, Except Per-Share Data)

Share Data:
Equity per share (m)	$9.44	$8.35	$11.47	$12.46	$11.61
Cash dividends declared per share	$0.44	$0.42	$0.34	$0.28	$0.96	(k)
Weighted average common shares outstanding during the period	32,762	32,578	32,302	32,172	32,032
Shares used to compute diluted earnings (loss) per share during the period	32,775	32,578	32,554	32,599	32,193
Shares outstanding at end of period	32,934	32,682	32,422	32,305	32,069
Closing market price per share:
High	$25.55	$23.76	$28.45	$30.73	$26.29
Low	$11.68	$12.63	$16.76	$21.06	$13.49
End of year	$24.00	$13.62	$22.49	$28.81	$20.42
Total return to shareholders (h)	79.4%	(37.6)%	(20.8)%	42.5%	(3.8)%
Financial Position:
Total assets (l)	$651,162	$623,260	$788,626	$793,008	$783,165
Cash and cash equivalents	$29,511	$44,156	$50,056	$52,617	$48,822
Debt	$95,000	$104,000	$137,250	$139,000	$128,000
Shareholders’ equity (net book value)	$310,783	$272,748	$372,029	$402,664	$372,252
Equity market capitalization (i)	$790,411	$445,131	$729,173	$930,711	$654,857
Refer to Notes to Financial Tables on page 19.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (j)
	2016	2015	2014	2013	2012
(In Thousands)
PE Films	$331,146	$385,550	$464,339	$495,386	$473,849
Flexible Packaging Films	108,028	105,332	114,348	125,853	138,028
Aluminum Extrusions	360,098	375,457	344,346	309,482	245,465
Total net sales	799,272	866,339	923,033	930,721	857,342
Add back freight	29,069	29,838	28,793	28,625	24,846
Sales as shown in Consolidated Statements of Income	$828,341	$896,177	$951,826	$959,346	$882,188

Identifiable Assets
	2016	2015	2014	2013	2012
(In Thousands)
PE Films	$278,558	$270,236	$283,606	$291,377	$301,175
Flexible Packaging Films	156,836	146,253	262,604	265,496	250,667
Aluminum Extrusions	147,639	136,935	143,328	134,928	129,279
Subtotal	583,033	553,424	689,538	691,801	681,121
General corporate	38,618	25,680	49,032	48,590	53,222
Cash and cash equivalents	29,511	44,156	50,056	52,617	48,822
Total	$651,162	$623,260	$788,626	$793,008	$783,165
Refer to Notes to Financial Tables on page 19.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
	2016		2015		2014		2013		2012
(In Thousands)

PE Films:
Ongoing operations	$26,312		$48,275		$60,971		$61,866		$50,814
Plant shutdowns, asset impairments, restructurings and other	(4,602)	(a)	(4,180)	(c)	(12,236)	(d)	(671)	(e)	1,011	(f)
Flexible Packaging Films:
Ongoing operations	1,774		5,453		(2,917)		9,100		19,136
Plant shutdowns, asset impairments, restructurings and other	(214)	(a)	(185)	(c)	(591)	(d)	—		(1,120)	(f)
Goodwill impairment charge	—		(44,465)	(b)	—		—		—
Aluminum Extrusions:
Ongoing operations	37,794		30,432		25,664		18,291		9,037
Plant shutdowns, asset impairments, restructurings and other	(741)	(a)	(708)	(c)	(976)	(d)	(2,748)	(e)	(5,427)	(f)
Total	60,323		34,622		69,915		85,838		73,451
Interest income	261		294		588		594		418
Interest expense	3,806		3,502		2,713		2,870		3,590
Gain (loss) on investment accounted for under the fair value method	1,600		(20,500)	(c)	2,000	(d)	3,400	(e)	16,100	(f)
Gain on sale of investment property	—		—		1,208	(d)	—		—
Unrealized loss on investment property	1,032		—		—		1,018	(e)	—
Stock option-based compensation expense	56		483		1,272		1,155		1,432
Corporate expenses, net	29,607	(a)	33,638	(c)	24,310	(d)	31,857	(e)	23,443	(f)
Income (loss) from continuing operations before income taxes	27,683		(23,207)		45,416		52,932		61,504
Income taxes	3,217	(a)	8,928	(c)	9,387	(d)	16,995	(e)	18,319	(f)
Income (loss) from continuing operations	24,466		(32,135)		36,029		35,937		43,185
Income (loss) from discontinued operations, net of tax (g)	—		—		850	(g)	(13,990)	(g)	(14,934)	(g)
Net income (loss)	$24,466		$(32,135)		$36,879		$21,947		$28,251
Refer to Notes to Financial Tables on page 19.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
	2016	2015	2014	2013	2012
(In Thousands)
PE Films	$13,653	$15,480	$21,399	$25,656	$28,962
Flexible Packaging Films	9,505	9,697	9,331	9,676	10,240
Aluminum Extrusions	9,173	9,698	9,974	9,202	9,984
Subtotal	32,331	34,875	40,704	44,534	49,186
General corporate	141	107	114	121	73
Total continuing operations	32,472	34,982	40,818	44,655	49,259
Discontinued operations (g)	—	—	—	—	10
Total depreciation and amortization expense	$32,472	$34,982	$40,818	$44,655	$49,269

Capital Expenditures
	2016	2015	2014	2013	2012
(In Thousands)
PE Films	$25,759	$21,218	$17,000	$15,615	$5,965
Flexible Packaging Films	3,391	3,489	21,806	49,252	24,519
Aluminum Extrusions	15,918	8,124	6,092	14,742	2,332
Subtotal	45,068	32,831	44,898	79,609	32,816
General corporate	389	—	—	52	436
Total capital expenditures	$45,457	$32,831	$44,898	79,661	33,252
Refer to Notes to Financial Tables on page 19.

NOTES TO FINANCIAL TABLES

(a)
Plant shutdowns, asset impairments, restructurings and other charges for 2016 include income of $0.4 million related to the explosion that occurred in the second quarter of 2016 at Bonnell’s aluminum extrusions manufacturing facility in Newnan, Georgia, which includes the recognition of a gain of $1.9 million for a portion of the insurance recoveries approved by the insurer to begin the replacement of capital equipment, offset by the impairment of equipment damaged by the explosion of $0.3 million (net amount included in “Other income (expense), net” in the consolidated statements of income) and other costs related to the explosion that are not recoverable from insurance of $0.6 million (included in “Selling, general and administrative”) and excess production costs for which recovery from insurance is not assured of $0.6 million (included in “Cost of goods sold” in the consolidated statements of income); charges of $4.3 million associated with the consolidation of domestic PE Films manufacturing facilities, which includes severance and other employee-related costs of $1.2 million, asset impairments of $0.4 million, accelerated depreciation of $0.6 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $2.0 million ($1.6 million is included in “Cost of goods sold” in the consolidated statements of income); charges of $0.4 million associated with a business development project included in “Selling, general and administrative” in the consolidated statements of income); charge of $0.3 million for severance and other employee-related costs associated with restructurings in PE Films ($0.1 million) and Corporate ($0.2 million); charges of $0.6 million associated with the acquisition of Futura Industries Corporation (included in “Selling, general and administrative” in the consolidated statements of income); charges of $0.5 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.3 million related to the settlement of a tax dispute in the Flexible Packaging Films segment (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.2 million associated with asset impairments in PE Films; gain of $0.1 million from the settlement of a Terphane pre-acquisition contingency (included in “Other income (expense), net” in the consolidated statements of income); charge of $0.1 million from the sale of the aluminum extrusions manufacturing facility in Kentland, Indiana at a pretax gain of $0.2 million, offset by pretax charges of $0.3 million associated with the shutdown of this facility. The unrealized gain on the Company’s investment in kaléo of $1.6 million is included in “Other income (expense), net” in the consolidated statements of income.

(b)
Results for 2015 included a goodwill impairment charge of $44.5 million ($44.5 million after taxes) recognized in Flexible Packaging Films in the third quarter of 2015 upon completion of an impairment analysis performed as of September 30, 2015.

(c)
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

(e)
Plant shutdowns, asset impairments, restructurings and other for 2013 include a charge of $1.7 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.6 million associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana; charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment charges of $0.2 million; charges of $0.4 million for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($0.3 million) and PE Films ($0.1 million); charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA, Inc. (“AACOA”) by Aluminum Extrusions; and a loss of $0.1 million related to the sale of previously impaired machinery and equipment at the Company’s film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income). The unrealized gain on the Company’s investment in kaléo of $3.4 million, the unrealized loss on the Company’s investment in Harbinger of $0.4 million and the unrealized loss on the Company’s investment property in Alleghany and Bath County, Virginia of $1.0 million in 2013 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2013 include the recognition of an additional valuation allowance of $0.4 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

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

(g)
On November 20, 2012, Tredegar sold its membership interests in Falling Springs, LLC. All historical results for this business have been reflected in discontinued operations. In 2012, discontinued operations also includes an after-tax loss of $2.0 million from the sale of Falling Springs in addition to operating results through the closing date. In 2012, net income of $0.5 million has been reclassified to discontinued operations. On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2014, accruals for indemnifications under the purchase agreement were adjusted, resulting in income from discontinued operations of $0.9 million. In 2013 and 2012, discontinued operations include after-tax charges of $14.0 million and $13.4 million, respectively, to accrue for indemnifications under the purchase agreement related to environmental matters.

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

(l)
Total assets in 2015 and 2016 are not comparable to prior years due to the adoption of new FASB guidance associated with the classification of deferred income tax assets and liabilities. See Note 17 to the Notes to the Financial Statements for additional details.

(m)	Equity per share is computed by dividing shareholders’ equity at year end by the shares outstanding at end of period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking and Cautionary Statements
Some of the information contained in this Form 10-K may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. For risks and important factors that could cause actual results to differ from expectations, refer to the reports that Tredegar files with or furnishes the SEC from time-to-time, including the risks and important factors set forth in “Risk Factors” in Part I, Item 1A of this Form 10-K. Readers are urged to review and consider carefully the disclosures Tredegar makes in the reports Tredegar files with or furnishes to the SEC. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
Executive Summary
General
Tredegar is a manufacturer of polyethylene (“PE”) plastic films, polyester films, and aluminum extrusions. Descriptions of all of the Company’s businesses are provided in the Business section.
Sales from continuing operations were $828.3 million in 2016 compared to $896.2 million in 2015. Net income from continuing operations was $24.5 million ($0.75 per diluted share) in 2016, compared with net loss from continuing operations of $32.1 million ($0.99 per diluted share) in 2015. The net loss from continuing operations in 2015 included the following:

•	The write-off of all goodwill associated with Flexible Packaging Films ($44.5 million); and

•	An unrealized loss on the Company’s investment in kaléo ($20.5 million), which is accounted for under the fair value method.
Other losses associated with plant shutdowns, asset impairments and restructurings and gains and losses on the sale of assets, gains or losses on investments accounted for under the fair value method and other items are described in Note 18 of the Notes to Financial Statements.
PE Films
A summary of operating results for PE Films is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2016	2015	% Change
Sales volume (pounds)	139,020	160,283	(13.3)%
Net sales	$331,146	$385,550	(14.1)%
Operating profit from ongoing operations	$26,312	$48,275	(45.5)%

Net sales in 2016 decreased by $54.4 million versus 2015 primarily due to:

•	The loss of business with PE Films’ largest customer related to various products in personal care materials ($22.0 million) and other personal care materials customers ($7.6 million);

•	Lower volume in personal care materials primarily due to the timing of product transitions and lower customer demand ($10.8 million);

•	A decline in volume in surface protection films ($6.2 million) that the Company believes is primarily the result of lower consumer demand for products with flat panel display screens; and

•
Lower volume of low margin overwrap films ($9.1 million) primarily due to the loss of business with a large customer, partially offset by sales growth for components used in LED lighting products ($1.3 million).

As noted above, current year sales volume has declined in part due to the wind down of shipments for certain personal care materials related to previously announced known lost business, primarily with PE Films’ largest customer. The restructuring project to consolidate domestic manufacturing facilities in PE Films, which commenced in the third quarter of 2015 (“North American facility consolidation”), is expected to be completed in the second half of 2017. Once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million on cash-related expenditures. Exit costs are expected to be approximately $17 million. The table below summarizes the pro forma operating profit from ongoing operations for 2016 and 2015, had the impact of the events noted above been fully realized:

	Year Ended December 31,
(In Thousands)	2016	2015
Operating profit from ongoing operations, as reported	$26,312	$48,275
Contribution to operating profit from ongoing operations associated with known lost business before restructurings & fixed costs reduction	2,995	13,349
Operating profit from ongoing operations net of the impact of known business that will be fully eliminated in future periods	23,317	34,926
Estimated future benefit of North American facility consolidation	5,200	5,200
Pro forma estimated operating profit from ongoing operations	$28,517	$40,126
Net sales associated with known lost business that have yet to be fully eliminated were $8.9 million and $38.5 million in 2016 and 2015, respectively.
Net of the impact of known lost business, pro forma estimated operating profit from ongoing operations in 2016 decreased by $11.6 million versus 2015 primarily due to:

•	Lower contribution to profits from surface protection films ($5.0 million) primarily due to lower volume and productivity issues;

•
Lower contribution to profits in personal care materials primarily due to volume declines resulting from the timing of product transitions and lower customer demand ($3.1 million) and lower productivity ($1.8 million) due in part to operational inefficiencies largely related to elastics production for European customers sourced from the Lake Zurich, Illinois facility;

•	The unfavorable lag in the pass-through of average resin costs of $0.2 million in 2016 versus the favorable lag of $1.3 million in 2015;

•	A charge for inventories accounted for under the LIFO method of $0.9 million in 2016 versus income of $0.4 million in 2015;

•	Higher contribution to profits from other products in PE Films ($0.7 million); and

•	Higher research and development expenses to support new product opportunities ($3.0 million), offset by lower general, sales and administrative expenses ($3.6 million).
The surface protection operating segment of the PE Films reporting segment supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays during the manufacturing and transportation process and then discarded. The top three surface protection customers account for a significant portion of surface protection sales.
As previously discussed, the Company believes that over the next few years, there is an increased risk that a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. The Company estimates on a preliminary basis that the annual adverse impact on ongoing operating profit from customer shifts to alternative processes or materials in surface protection is in the range of up to $5 to $10 million. Given the technological and commercial complexity involved in bringing these alternative processes and materials to market, the Company is very uncertain as to the timing and ultimate amount of the possible transitions. In addition, the Company is experiencing increasing competitive pricing pressures in other surface protection applications. In response, the Company is aggressively pursuing new surface protection products, applications and customers.
The valuation of the intangible assets associated with the surface protection operating unit not currently subject to amortization of $57 million is dependent upon the timing and extent of the business lost by customers transitions to less costly alternative processes and materials and changes in the Company’s previous assessment could trigger an impairment of these intangible assets.
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
The Company expects to recognize costs associated with the exit and disposal activities of approximately $5-6 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $3-4 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $4.3 million in 2016, ($2.1 million included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” and $2.2 million included in “Cost of goods sold” in the consolidated statements of income). As of December 31, 2016, total expenses incurred since the project began in the third quarter of 2015 were $6.5 million.
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
Cash expenditures for the North American facility consolidation project were $10.2 million in 2016, which includes capital expenditures of $8.2 million. As of December 31, 2016, total cash expenditures since the project began in the third quarter of 2015 were $13.8 million, which includes $11.1 million for capital expenditures.

Capital Expenditures and Depreciation & Amortization
Capital expenditures in PE Films were $25.8 million in 2016 compared to $21.2 million in 2015. Capital expenditures are projected to be $36 million in 2017, including capacity expansion for elastics and acquisition distribution layer materials, other growth and strategic projects and approximately $10 million for routine capital expenditures required to support operations. Depreciation expense was $13.5 million in 2016 and $15.4 million in 2015. Depreciation expense is projected to be $16 million in 2017. Amortization expense was $0.1 million in 2016 and $0.1 million in 2015, and is projected to be $0.1 million in 2017.
Flexible Packaging Films
A summary of operating results for Flexible Packaging Films, which excludes the 2015 goodwill impairment charge, is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2016	2015	% Change
Sales volume (pounds)	89,706	82,347	8.9%
Net sales	$108,028	$105,332	2.6%
Operating profit from ongoing operations	$1,774	$5,453	(67.5)%

Net sales in 2016 increased 2.6% versus 2015 primarily due to a 8.9% increase in sales volume partially offset by competitive pricing pressures and the pass-through to customers of lower raw material costs. Sales volume improved from 2015 to 2016 partially due to the increase of end-use applications for flexible packaging films in the Latin American market.
Operating profit from ongoing operations decreased by $3.7 million in 2016 versus 2015 primarily due to:

•	Foreign currency transaction losses of $3.5 million in 2016 versus foreign currency transaction gains of $3.5 million in 2015, associated with U.S. dollar denominated export sales in Brazil;

•	Higher volume ($3.0 million) and operating efficiencies ($0.7 million);

•
Net refunds of $1.6 million in 2015 received as a result of the reinstatement by the U.S. of the Generalized System of Preferences (GSP) program for allowing duty-free shipments of Terphane products into the U.S. (none in 2016);

•	The favorable settlement of certain loss contingencies of $0.6 million in 2015 (none in 2016);

•	The estimated lag in the pass through of lower raw material costs of $1.2 million in 2016 versus $1.0 million in 2015; and

•	Lower depreciation and amortization costs ($0.2 million) and other costs and expenses ($1.4 million).
Capital Expenditures, Depreciation & Amortization and Goodwill Impairment Charge
Capital expenditures were $3.4 million in 2016 compared to $3.5 million in 2015. Capital expenditures are projected to be $4 million in 2017, including approximately $3 million for routine items required to support operations. Depreciation expense was $6.7 million in 2016 and $6.8 million in 2015. Depreciation expense is projected to be $7 million in 2017. Amortization expense was $2.8 million in 2016 and $2.9 million in 2015, and is projected to be $3 million in 2017.
During the third quarter of 2015, the Company performed a goodwill impairment assessment related to Terphane. This review was undertaken as a result of the continued competitive pressures related to ongoing unfavorable economic conditions in Terphane’s primary market of Brazil, and excess global industry capacity. The assessment resulted in a full write-off of the goodwill of $44.5 million associated with the acquisition of Terphane.

Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2016	2015	% Change
Sales volume (pounds)	172,986	170,045	1.7%
Net sales	$360,098	$375,457	(4.1)%
Operating profit from ongoing operations	$37,794	$30,432	24.2%
Net sales in 2016 decreased versus 2015 primarily due to a decrease in average selling prices, partially offset by higher sales volume. Higher sales volume, primarily in the automotive market, had a favorable impact of $4.7 million on sales in 2016 versus 2015. Lower average selling prices, which had an unfavorable impact on net sales of $20.8 million, can be primarily attributed to a decrease in average aluminum market prices.
Operating profit from ongoing operations in 2016 increased in comparison to 2015 by $7.4 million, as a result of:

•
Higher volume ($0.9 million) and lower materials, supply and other net costs ($2.6 million, including $0.7 million of construction-related costs incurred in 2015 for the anodizing upgrade project); and

•	Improved management of freight logistics and lower utility costs ($2.2 million) and other efficiencies ($1.8 million).
Cast House Explosion
As previously disclosed, on June 29, 2016, the Bonnell Aluminum plant in Newnan, Georgia suffered an explosion in the casting department, resulting in injuries to five employees, one seriously. The explosion caused significant damage to the cast house and related equipment. Production in the extrusion and finishing areas of the plant resumed on June 30, 2016. The Company is in the process of replacing the damaged casting equipment and expects the cast house to be back in production by the end of the second quarter of 2017. The Newnan plant is now sourcing raw materials for its extrusion process from other Bonnell plants and from third party vendors.
Bonnell Aluminum has various forms of insurance to cover losses in the event of such incidents. These policies cover damage to buildings and equipment, workers compensation claims, third party claims, business interruption losses and additional expenses incurred as a result of the explosion.
During 2016, Bonnell Aluminum recognized a gain of $1.9 million for insurance recoveries to-date associated with assets destroyed or damaged (included in “Other income (expense), net” in the Consolidated Statements of Income - see Note 18 of the Notes to Financial Statements for additional details). The Company also incurred $5.0 million of additional expenses during 2016, $4.3 million of which have been fully offset by insurance recoveries (netted in “Cost of goods sold” in the Consolidated Statements of Income and in “Plant shutdowns, asset impairments, restructurings and other” in the Operating Profit table in Note 5 of the Notes to Financial Statements). The remaining $0.7 million in 2016 of additional expenses for which recovery from insurance is not assured are included in “Cost of goods sold” in the Consolidated Statements of Income. As the insurance recovery process progresses, additional insurance recoveries are expected and any associated gains will be recorded in “Plant shutdowns, asset impairments, restructurings and other” in the Operating Profit table in Note 5 of the Notes to Financial Statements).
Capital Expenditures and Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $15.9 million in 2016 compared to $8.1 million in 2015. Capital expenditures in 2016 included approximately $5 million for routine capital expenditures required to support operations and $9 million of a total of $18 million expected to add extrusions capacity at the Niles, Michigan, manufacturing facility.  Bonnell Aluminum’s average extrusions capacity utilization at year end was in excess of 90%.  Projections of capital expenditures for Bonnell Aluminum of $27 million in 2017 include approximately $9 million to complete the extrusions capacity project at Niles, expenditures to fix the damage caused by the cast house explosion net of related insurance recoveries (facility upgrades of approximately $2 million will not be covered by insurance reimbursements), $9 million for routine items required to support legacy operations, and $6 million to support operations for Futura Industries, which was acquired in February 2017. Depreciation expense was $8.1 million in 2016 compared to $8.7 million in 2015, and is projected to be $12 million in 2017. Amortization expense was $1.0 million in 2016 and $1.0 million in 2015, and is projected to be $4 million in 2017.

Futura Acquisition
On February 15, 2017, Bonnell Aluminum completed its previously announced acquisition of Futura on a net debt-free basis for approximately $92 million. The acquisition, which was funded using Tredegar’s secured revolving credit facility and will be treated as an asset purchase for U.S. federal income tax purposes, is expected to be immediately accretive to Tredegar’s consolidated ongoing earnings. For more information, see “Aluminum Extrustions - Futura Acquisition” in the Business section.
Corporate Expenses, Interest and Income Taxes
Pension expense was $10.9 million in 2016, a favorable change of $1.5 million from 2015. Most of the impact on earnings from lower pension expense is reflected in “Corporate expenses, net” in the Operating Profit table in Note 5 of the Notes to Financial Statements. Pension expense is projected to be $10.4 million in 2017. Corporate expenses, net decreased in 2016 versus 2015. In 2015, corporate expenses, net included non-recurring costs of $4.9 million, which consisted mainly of employee-related charges of $3.9 million associated with the resignations of the Company’s former chief executive and chief financial officers in the second quarter of 2015. In 2014, corporate expenses, net included non-recurring costs of $0.9 million.
Interest expense was $3.8 million in 2016 in comparison to $3.5 million in 2015.
The effective tax rate from continuing operations was 11.6% in 2016 compared to a negative 38.5% in 2015. The low effective tax rate in 2016 is primarily due to a $6.4 million tax benefit from excess foreign tax credits that are related to the repatriation of cash from Brazil. The effective tax rate for 2015 was significantly lowered by 68.1% due to the non-deductible goodwill impairment charge of $44.5 million associated with the acquisition of Terphane. More information on the significant differences between the effective tax rate for income from continuing operations and the U.S. federal statutory rate for 2016 and 2015 are further detailed in the effective income tax rate reconciliation provided in Note 17 of the Notes to Financial Statements.
Total debt was $95.0 million at December 31, 2016, compared to $104.0 million at December 31, 2015. Net debt (debt in excess of cash and cash equivalents) was $65.5 million at December 31, 2016, compared with $59.8 million at December 31, 2015. Net debt is calculated as follows:

(in millions)	December 31, 2016	December 31, 2015
Debt	$95.0	$104.0
Less: Cash and cash equivalents	29.5	44.2
Net debt	$65.5	$59.8
Net debt, a financial measure that is not calculated or presented in accordance with GAAP, is not intended to represent debt as defined by GAAP, but is utilized by management in evaluating financial leverage and equity valuation. The Company believes that investors also may find net debt helpful for the same purposes. Consolidated net capitalization and other credit measures are provided in the Financial Condition section.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the following discussion addresses its critical accounting policies. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain.
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
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of December 31, 2016, reporting units in PE Films and Aluminum Extrusions carried goodwill balances. All goodwill associated with Flexible Packaging Films was impaired in the third quarter of 2015. Goodwill of the PE Films operating units, Personal Care and Surface Protection, was tested for impairment at the annual testing date, with the estimated fair value of these reporting units exceeding the carrying value of their net assets by approximately 30% and 48%, respectively, at December 1, 2016. The goodwill of the Aluminum Extrusions reporting unit is associated with the October 2012 acquisition of AACOA. The estimated fair value of this reporting unit substantially exceeded the carrying value of its net assets at December 1, 2016.
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
Based upon assessments performed as to the recoverability of long-lived identifiable assets, the Company recorded an asset impairment loss for continuing operations of $0.6 million and $0.2 million in 2016 and 2015, respectively (none in 2014).
Investment Accounted for Under the Fair Value Method
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaléo (formerly Intelliject, Inc.), a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2016, Tredegar’s ownership interest was approximately 19% on a fully diluted basis.
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
At December 31, 2016 and 2015, the fair value of the Company’s investment in kaléo (the carrying value included in “Other assets and deferred charges” in the consolidated balance sheet) was $20.2 million and $18.6 million, respectively. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% at both December 31, 2016 and 2015. The fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. At December 31, 2016, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the Company’s interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $5 million. See Note 4 of the Notes to Financial Statements for more information.
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
The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, the pension liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 4.29%, 4.55% and 4.17% at the end of 2016, 2015 and 2014, respectively, with changes between periods due to changes in market interest rates. Pay for active participants of the plan was frozen as of December 31, 2007. With the exception of plan participants at one of the Company’s U.S. manufacturing facilities, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets, which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately 7.9%, (1.8)% and 4.1% in 2016, 2015 and 2014, respectively. The expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 7.00%, 7.50% and 7.75% in 2016, 2015 and 2014, respectively. The Company anticipates that its expected long-term return on plan assets will be 6.50% for 2017. See Note 14 of the Notes to Financial Statements on for more information on expected long-term return on plan assets and asset mix.
See the Executive Summary for further discussion regarding the financial impact of the Company’s pension plans.
Income Taxes
On a quarterly basis, Tredegar reviews its judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred tax asset will be realized. As circumstances change, the Company reflects in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred tax assets.
For financial reporting purposes, unrecognized tax benefits on uncertain tax positions were $3.3 million, $4.0 million and $3.3 million as of December 31, 2016, 2015 and 2014, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of interest and penalties. Accordingly, the Company also accrues for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was $0.1 million, $0.4 million and $0.3 million at December 31, 2016, 2015 and 2014, respectively ($0.1 million, $0.2 million and $0.2 million, respectively, net of corresponding federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2013.
As of December 31, 2016 and 2015, valuation allowances relating to deferred tax assets were $12.7 million and $13.3 million, respectively. For more information on deferred income tax assets and liabilities, see Note 17 of the Notes to Financial Statements.
Recently Issued Accounting Standards
Refer to the section Recently Issued Accounting Statements in Note 1 of the Notes to Financial Statements for information concerning the effect of recently issued accounting pronouncements.
Results of Continuing Operations
2016 versus 2015
Revenues. Sales in 2016 decreased by 7.6% compared with 2015 due to lower sales by PE Films and Aluminum Extrusions, partially offset by higher sales by Flexible Packaging Films. Net sales decreased 14.1% in PE Films primarily due to lower volume from lost sales, product transitions and adverse market demand for certain products. Net sales increased 2.6% in Flexible Packaging Films from higher volume partially due to the increase of end-use applications for flexible packaging films in the Latin American market, partially offset by competitive pricing pressures and the pass-through to customers of lower raw material costs. Net sales decreased 4.1% in Aluminum Extrusions primarily due to a decrease in average selling prices driven mainly by lower aluminum costs, partially offset by higher sales volume in the automotive market. For more information on changes in net sales and volume, see the Executive Summary.
Operating Costs and Expenses. Consolidated gross profit margin (sales minus cost of goods sold and freight as a percentage of sales) was 15.8% in 2016 and 15.7% in 2015. The gross profit margin in PE Films decreased due to lower revenue, as discussed above, an unfavorable lag in the pass-through of average resin costs, productivity inefficiencies in surface protection films and an unfavorable LIFO inventory adjustment. The gross profit margin in Flexible Packaging Films increased primarily as a result of higher sales volume, as discussed above, operating efficiencies and lower other costs and expenses, partially offset by net refunds in 2015 of export duties paid. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume, production efficiencies, improved management of freight logistics and lower utility costs. Consolidated gross profit as a percentage of sales was positively impacted by lower pension expenses in 2016 compared to 2015. Most of the impact related to pension expense is not allocated to PE Films or Aluminum Extrusions.
For more information on changes in operating costs and expenses, see the Executive Summary.
Selling, General and Administrative. As a percentage of sales, selling, general and administrative and R&D expenses were 11.5% in 2016, which increased from 9.8% in 2015. The increase in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the higher R&D expenses.
Plant shutdowns, asset impairments, restructurings and other. Plant shutdowns, asset impairments, restructurings and other items in 2016 are shown in the segment operating profit table in Note 5 and are described in detail in Note 18 of the Notes to Financial Statements. A discussion of unrealized gains and losses on investments can also be found in Note 4 of the Notes to Financial Statements.
Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.3 million in both 2016 and 2015.
Interest expense, which is net of amounts capitalized and included in property, plant and equipment ($0.3 million and $0.4 million capitalized in 2016 and 2015, respectively), was $3.8 million in 2016, compared to $3.5 million for 2015. Interest expense in 2016 included the write-off of $0.2 million in unamortized loan fees from Tredegar’s revolving credit facility that was refinanced, in the first quarter of 2016. Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2016	2015
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$103.5	$135.1
Average interest rate	2.3%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$103.5	$135.1
Average interest rate	2.3%	2.0%
Identifiable Assets. A summary of identifiable assets for the year ended December 31, 2016 versus 2015 is provided below:

(In thousands)	Year Ended December 31
	2016	2015	Variance
PE Films	$278,558	$270,236	$8,322
Flexible Packaging Films	156,836	146,253	10,583
Aluminum Extrusions	147,639	136,935	10,704
Subtotal	583,033	553,424	29,609
General corporate	38,618	25,680	12,938
Cash and cash equivalents	29,511	44,156	(14,645)
Total	$651,162	$623,260	$27,902
Identifiable assets in PE Films increased at December 31, 2016 from December 31, 2015 primarily due to higher property, plant and equipment balances as a result of higher current year capital expenditures. Identifiable assets in Flexible Packaging Films increased at December 31, 2016 from December 31, 2015 primarily due to higher property, plant and equipment balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by depreciation and amortization. Identifiable assets in Aluminum Extrusions increased at December 31, 2016 from December 31,

2015 primarily due to higher property, plant and equipment balances as a result of current year capital expenditures, higher accounts receivable balances due to the timing of collections and higher inventory balances. Identifiable assets in General Corporate increased at December 31, 2016 from December 31, 2015 due to an increase in income taxes recoverable, deferred financing fees from the refinancing of the revolving credit facility, and an increase in the value of the Company’s investment in kaléo.
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
Selling, General and Administrative. As a percentage of sales, selling, general and administrative and R&D expenses were 9.8% in 2015, which increased from 8.6% in 2014. The increase in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers and costs incurred on a non-recurring business development project.
Plant shutdowns, asset impairments, restructurings and other. Plant shutdowns, asset impairments, restructurings and other items in 2015 are shown in the segment operating profit table in Note 5 and are described in detail in Note 18 of the Notes to Financial Statements. A discussion of unrealized gains and losses on investments can also be found in Note 4 of the Notes to Financial Statements.
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

Interest expense, which is net of amounts capitalized and included in property, plant and equipment ($0.4 million and $1.1 million capitalized in 2015 and 2014, respectively), was $3.5 million in 2015, compared to $2.7 million for 2014. Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2015	2014
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$135.1	$136.5
Average interest rate	2.0%	2.0%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$135.1	$136.5
Average interest rate	2.0%	2.0%
Income Taxes. The effective income tax rate from continuing operations was a negative 38.5% in 2015 compared with 20.7% in 2014. The effective tax rate for 2015 was significantly lower due to the non-deductible goodwill impairment charge of $44.5 million associated with the acquisition of Terphane. Income taxes from continuing operations in 2014 included the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred tax liabilities arising from changes in tax basis due to foreign currency translation adjustments and unremitted earnings. Factors impacting the effective tax rate for 2015 and 2014 are further detailed in the effective income tax rate reconciliation provided in Note 17 of the Notes to Financial Statements.
Identifiable Assets. A summary of identifiable assets for the year ended December 31, 2015 versus 2014 is provided below:

(In thousands)	Year Ended December 31
	2015	2014	Variance
PE Films	$270,236	$283,606	$(13,370)
Flexible Packaging Films	146,253	262,604	(116,351)
Aluminum Extrusions	136,935	143,328	(6,393)
Subtotal	553,424	689,538	(136,114)
General corporate	25,680	49,032	(23,352)
Cash and cash equivalents	44,156	50,056	(5,900)
Total	$623,260	$788,626	$(165,366)
Identifiable assets in PE Films decreased at December 31, 2015 from December 31, 2014 primarily due to lower accounts receivable and inventories as a result of lower sales volume and lower property, plant and equipment and intangible asset balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by current year capital expenditures. Identifiable assets in Flexible Packaging Films decreased at December 31, 2015 from December 31, 2014 primarily due to the write off of $44.5 million of goodwill from the Terphane acquisition, lower accounts receivable and inventories as a result of lower sales volume, a reduction in property, plant and equipment and intangible asset balances as a result of changes in the value of the U.S. dollar relative to foreign currencies, partially offset by capital expenditures. Identifiable assets in Aluminum Extrusions decreased at December 31, 2015 from December 31, 2014 primarily due to lower accounts receivable balances as a result of the timing of collections. Identifiable assets in General Corporate decreased at December 31, 2015 from December 31, 2014 primarily due to a decrease in the value of the Company’s investment in kaléo.

Segment Analysis. A summary of operating results for 2015 versus 2014 for each of the Company’s reporting segments is shown below.
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
Sales volume in 2015 declined as a result of the wind down of shipments for certain personal care materials due to various product transitions and lost business, primarily with PE Films’ largest customer. In addition, efforts to consolidate domestic manufacturing facilities in PE Films commenced in the third quarter of 2015. This restructuring project is not expected to be completed until the second half of 2017, and once complete, annual pre-tax cash cost savings are expected to be approximately $5-6 million. The table below summarizes the pro forma operating profit from ongoing operations for 2015 and 2014, had the impact of the events noted in the Restructuring section in the Executive Summary been fully realized in each period:

	Year Ended December 31,
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
Capital Expenditures and Depreciation & Amortization

Capital expenditures in PE Films were $21.2 million in 2015 compared to $17.0 million in 2014. Depreciation expense was $15.4 million in 2015 and $21.1 million in 2014 as certain assets became fully depreciated. Amortization expense was $0.1 million in 2015 and $0.3 million in 2014.
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
Capital Expenditures, Depreciation & Amortization and Goodwill Impairment Charge
Capital expenditures were $3.5 million in 2015 compared to $21.8 million in 2014. Capital expenditures in 2014 included $17 million for the capacity expansion project at a manufacturing facility in Cabo de Santo Agostinho, Brazil. Depreciation expense was $6.8 million in 2015 and $5.8 million in 2014. Amortization expense was $2.9 million in 2015 and $3.5 million in 2014.
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
Capital Expenditures and Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $8.1 million in 2015 compared to $6.1 million in 2014. Depreciation expense was $8.7 million in 2015 compared to $8.3 million in 2014. Amortization expense was $1.0 million in 2015 and $1.6 million in 2014.
Financial Condition
Assets and Liabilities
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used by the Company to evaluate changes in working capital. Significant changes in assets and liabilities from continuing operations from December 31, 2015 to December 31, 2016 are summarized below:

•	Accounts and other receivables increased $3.2 million (3.4%).

•
Accounts and other receivables in PE Films increased by $0.8 million due mainly to the timing of cash receipts and slower collections. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 45.7 days in 2016 and 42.7 days in 2015.

•
Accounts and other receivables in Flexible Packaging Films increased by $0.2 million primarily due to the impact of the change in the value of the U.S. dollar relative to the Brazilian real. DSO was approximately 51.8 days in 2016 and 68.9 days in 2015.

•	Accounts and other receivables in Aluminum Extrusions increased by $2.0 million primarily due to the timing of cash receipts. DSO was approximately 43.3 days in 2016 and 45.1 days in 2015.

•	Inventories increased $0.7 million (1.1%).

•
Inventories in PE Films decreased by $0.3 million primarily due to lower storeroom and shop supply balances and the timing of shipments at the end of the year. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 52.2 days in 2016 and 48.3 days in 2015.

•
Inventories in Flexible Packaging Films increased by $0.1 million primarily due to the impact of the change in the value of the U.S. dollar relative to the Brazilian real. DIO was approximately 77.0 days in 2016 and 81.6 days in 2015.

•
Inventories in Aluminum Extrusions increased by $1.0 million primarily due to higher sales volume and the timing of shipments at the end of the year. DIO was approximately 26.5 days in 2016 and 29.8 days in 2015.

•
Net property, plant and equipment increased $29.4 million (12.7%) due primarily to capital expenditures of $45.5 million and changes in the value of the U.S. dollar relative to the Brazilian Real of $12.9 million, partially offset by depreciation of $28.5 million.

•
Goodwill and other intangibles decreased by $1.6 million (1.1%) primarily due to amortization expense of $4.0 million, partially offset by changes in the value of the U.S. dollar relative to the Brazilian real of $2.3 million.

•	Accounts payable decreased by $2.8 million (3.3%).

•
Accounts payable in PE Films decreased by $3.4 million primarily due to the timing of payments at the end of the year. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 38.5 days in 2016 and 39.0 days in 2015.

•
Accounts payable in Flexible Packaging Films increased by $3.7 million, the timing of payments and the impact of the change in the U.S. dollar value of currencies for operations outside the U.S. DPO was approximately 39.5 days in 2016 and 34.2 days in 2015.

•	Accounts payable in Aluminum Extrusions decreased by $1.9 million, primarily due to the timing of payments. DPO was approximately 45.4 days in 2016 and 48.0 days in 2015.

•
Accrued expenses increased by $5.0 million (14.8%) from December 31, 2015 due to higher employee benefit accruals, higher stock-based benefit obligations and deferred revenue related to the startup of a new production line.

•	Other noncurrent liabilities decreased by $5.8 million (5.2%) from December 31, 2015, primarily due to a reduction in the accrued pension liability.

•
Net noncurrent deferred income tax liabilities in excess of noncurrent deferred tax assets increased by $1.9 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2016 and 2015 schedule of deferred income tax assets and liabilities provided in Note 17 of the Notes to Financial Statements. The Company had a current income tax receivable of $7.5 million at December 31, 2016 compared to $0.4 million at December 31, 2015. The change is primarily due to timing of tax payments and anticipated refunds of credits available for carryback to prior years.

On March 1, 2016, the Company entered into a new five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“revolving credit agreement”), replacing the previous $350 million unsecured revolving credit agreement. Net capitalization and indebtedness as defined under the revolving credit agreement as of December 31, 2016 were as follows:

Net Capitalization and Indebtedness as of December 31, 2016
(In Thousands)
Net capitalization:
Cash and cash equivalents	$29,511
Debt:
$400 million revolving credit agreement maturing March 1, 2021	95,000
Other debt	—
Total debt	95,000
Debt net of cash and cash equivalents	65,489
Shareholders’ equity	310,783
Net capitalization	$376,272
Indebtedness as defined in revolving credit agreement:
Total debt	$95,000
Face value of letters of credit	2,685
Capital lease	255
Other	250
Indebtedness	$98,190
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
At December 31, 2016, the interest rate on debt under the revolving credit agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $400 million, and approximately $185.0 million was available to borrow at December 31, 2016, based upon the most restrictive covenants.

As of December 31, 2016, Tredegar is in compliance with all financial covenants outlined in its revolving credit agreement. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the amended covenant is renegotiated.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants
As of and for the Twelve Months Ended December 31, 2016 (In Thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2016:
Net income	$24,466
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	3,217
Interest expense	3,806
Depreciation and amortization expense for continuing operations	32,472
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $6,742)	8,645
Charges related to stock option grants and awards accounted for under the fair value-based method	56
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(261)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(1,600)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in revolving credit agreement	70,801
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(32,472)
Adjusted EBIT as defined in revolving credit agreement	$38,329
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2016:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.39x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.07x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$112,233
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	2.50x

Tredegar is obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In Millions)	2017	2018	2019	2020	2021	Remainder	Total
Debt:
Principal payments	$—	$—	$—	$—	$95.0	$—	$95.0
Estimated interest expense	2.5	2.5	2.5	2.5	0.4	—	10.4
Estimated contributions required (1) :
Defined benefit plans	5.5	8.9	12.1	10.3	10.5	28.1	75.4
Other postretirement benefits	0.5	0.5	0.5	0.5	0.5	2.5	5.0
Capital expenditure commitments	12.0	—	—	—	—	—	12.0
Leases	2.4	2.2	2.0	2.0	1.5	1.1	11.2
Estimated obligations relating to uncertain tax positions (2)						3.4	3.4
Other (3)	3.8	2.1	—	—	—	—	5.9
Total	$26.7	$16.2	$17.1	$15.3	$107.9	$35.1	$218.3

(1)
Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2017 through 2026 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2017 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2026.

(2)	Amounts for which reasonable estimates about the timing of payments cannot be made are included in the remainder column.

(3)	Includes contractual severance and other miscellaneous contractual arrangements.
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
At December 31, 2016, Tredegar had cash and cash equivalents of $29.5 million, including funds held in locations outside the U.S. of $23.8 million. Tredegar’s policy is to accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Ltda. because the Company had intended to permanently reinvest these earnings. Due to concerns about the current political and economic conditions in Brazil, Terphane Ltda. has begun making cash distributions to the Company. During 2016, Terphane Ltda. paid dividends totaling $13.3 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of December 31, 2016 and December 31, 2015.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and dividend requirements for at least the next twelve months.
Shareholders’ Equity
At December 31, 2016, Tredegar had 32,933,807 shares of common stock outstanding and a total market capitalization of $790.4 million, compared with 32,682,162 shares of common stock outstanding and a total market capitalization of $445.1 million at December 31, 2015.
Tredegar did not repurchase any shares on the open market in 2016, 2015 or 2014 under its approved share repurchase program.

Cash Flows
The discussion in this section supplements the information presented in the Consolidated Statements of Cash Flows. Cash flows for discontinued operations have not been separately disclosed in the consolidated statements of cash flows.
Cash provided by operating activities was $48.9 million in 2016 compared with $74.3 million in 2015. The decrease is due primarily to lower earnings in PE Films and changes in working capital (higher accounts receivable and income taxes recoverable) (see the Assets and Liabilities section for discussion of changes in working capital).
Cash used in investing activities was $42.0 million in 2016 compared with $31.4 million in 2015. Cash used in investing activities in 2016 primarily includes capital expenditures of $45.5 million.
Net cash flow used by financing activities was $23.7 million in 2016, which is primarily due to net payments on the revolving credit agreement of $9.0 million, the payment of regular quarterly dividends of $14.5 million (44 cents per share) and debt financing costs related to the refinancing of the revolving credit agreement of $2.6 million, partially offset by the proceeds from the exercise of stock options and other financing activities of $2.3 million.
Cash provided by operating activities was $74.3 million in 2015 compared with $51.2 million in 2014. The increase is due primarily to normal volatility of working capital components and higher earnings, after adjusting for two large, non-cash charges: $44.5 million goodwill impairment charge at Terphane and $20.5 million write down of an investment in kaléo.
Cash used in investing activities was $31.4 million in 2015 compared with $38.3 million in 2014. Cash used in investing activities in 2015 primarily consists of capital expenditures of $32.8 million. Cash used in investing activities in 2014 primarily consists of capital expenditures of $44.9 million, partially offset by proceeds from the sale of a portion of investment property in Alleghany and Bath Counties, Virginia ($4.5 million).
Net cash flow used by financing activities was $44.2 million in 2015, which is primarily due to net payments on the existing revolving credit agreement of $33.3 million and the payment of regular quarterly dividends of $13.7 million (42 cents per share) partially offset by the proceeds from the exercise of stock options and other financing activities of $2.9 million.

Quantitative and Qualitative Disclosures about Market Risk
Tredegar has exposure to the volatility of interest rates, polyethylene, polypropylene and polyester resin prices, PTA and MEG prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See the Assets and Liabilities section regarding interest rate exposures related to borrowings under the revolving credit agreement.
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
See the Executive Summary and the Results of Continuing Operations sections for discussion regarding the impact of the lag in the pass-through of resin price changes.

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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the Executive Summary and the Results of Continuing Operations sections for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 9 of the Notes to Financial Statements for more information. The volatility of quarterly average aluminum prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily Midwest average prices provided by Platts.
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with its natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $81,000 impact on the continuing monthly operating profit for U.S. operations in Aluminum Extrusions. There is an energy surcharge for Aluminum Extrusions in the U.S. that is applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

The volatility of quarterly average natural gas prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
Tredegar sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2016, 2015 and 2014 are as follows:

Tredegar Corporation—Continuing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets
	2016			2015			2014
	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *
	Net Sales *			Net Sales *			Net Sales *
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations
Canada	6	—	—	5	—	—	5	—	—
Europe	1	10	6	1	10	5	1	12	5
Latin America	—	11	21	—	10	20	—	11	27
Asia	9	3	6	9	3	7	8	4	4
Total % exposure to foreign markets	16	24	33	15	23	32	14	27	36

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets from continuing operations.
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the chart on pages 42-43) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
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
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on operating profit from ongoing operations in PE Films of $0.3 million in 2016 compared to 2015, an unfavorable impact on operating profit from ongoing operations of $3.7 million in 2015 compared with 2014, a favorable impact of $0.7 million in 2014 compared with 2013.
Trends for the Euro are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Trends for the Brazilian Real and Chinese Yuan are shown in the chart below:

Source: Quarterly averages computed by Tredegar using daily closing data provided by Bloomberg.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See discussion of Quantitative and Qualitative Disclosures about Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements and Supplementary Data for references to the report of the independent registered public accounting firm, the consolidated financial statements and selected quarterly financial data.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Exchange Act, Tredegar carried out an evaluation, with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Tredegar in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the framework in Internal Control — Integrated Framework 2013, Tredegar’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of Tredegar’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included on page 48.
Changes in Internal Control Over Financial Reporting
There has been no change in Tredegar’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John D. Gottwald	62	President and Chief Executive Officer
D. Andrew Edwards	58	Vice President and Chief Financial Officer
Michael W. Giancaspro	62	Vice President, Business Processes and Corporate Development
Michael J. Schewel	63	Vice President, General Counsel and Corporate Secretary
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
Michael J. Schewel.  Mr. Schewel was elected Vice President, General Counsel and Corporate Secretary effective May 9, 2016.  He was previously partner with the law firm of McGuire Woods, LLP from 1986 until May 2016, except for four years from 2002 until 2006 when he served as Secretary of Commerce and Trade for the Commonwealth of Virginia.
Tredegar has adopted a Code of Conduct that applies to all of its directors, officers and employees (including its chief executive officer, chief financial officer and principal accounting officer) and has posted the Code of Conduct on its website. All amendments to or waivers from any provision of the Company’s Code of Conduct applicable to the chief executive officer, chief financial officer and principal accounting officer will be disclosed on the Company’s website. The Company’s internet address is www.tredegar.com.

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
The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2016.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	946,703	$21.67	2,748,000
Equity compensation plans not approved by security holders	—	—	—
Total	946,703	$21.67	2,748,000

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity present fairly, in all material respects, the financial position of Tredegar Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 22, 2017

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2016	2015
(In Thousands, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$29,511	$44,156
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,102 in 2016 and $3,746 in 2015	97,388	94,217
Income taxes recoverable	7,518	360
Inventories	66,069	65,325
Prepaid expenses and other	7,738	6,946
Total current assets	208,224	211,004
Property, plant and equipment, at cost:
Land and land improvements	11,294	10,953
Buildings	126,064	120,544
Machinery and equipment	660,272	623,181
Total property, plant and equipment	797,630	754,678
Less accumulated depreciation	(536,905)	(523,363)
Net property, plant and equipment	260,725	231,315
Goodwill and other intangibles	151,423	153,072
Other assets and deferred charges	30,790	27,869
Total assets	$651,162	$623,260
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$81,342	$84,148
Accrued expenses	38,647	33,653
Total current liabilities	119,989	117,801
Long-term debt	95,000	104,000
Deferred income taxes	21,110	18,656
Other noncurrent liabilities	104,280	110,055
Total liabilities	340,379	350,512
Commitments and contingencies (Notes 3, 16 and 19)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding—32,933,807 shares in 2016 and 32,682,162 in 2015 (including restricted stock)	32,007	29,467
Common stock held in trust for savings restoration plan (69,622 shares in 2016 and 67,726 in 2015)	(1,497)	(1,467)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(93,970)	(112,807)
Gain (loss) on derivative financial instruments	863	(373)
Pension and other postretirement benefit adjustments	(90,127)	(95,539)
Retained earnings	463,507	453,467
Total shareholders’ equity	310,783	272,748
Total liabilities and shareholders’ equity	$651,162	$623,260

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2016	2015	2014
(In Thousands, Except Per-Share Data)
Revenues and other:
Sales	$828,341	$896,177	$951,826
Other income (expense), net	2,381	(20,113)	(6,697)
	830,722	876,064	945,129
Costs and expenses:
Cost of goods sold	668,626	725,459	778,113
Freight	29,069	29,838	28,793
Selling, general and administrative	75,754	71,911	69,526
Research and development	19,122	16,173	12,147
Amortization of intangibles	3,978	4,073	5,395
Interest expense	3,806	3,502	2,713
Asset impairments and costs associated with exit and disposal activities	2,684	3,850	3,026
Goodwill impairment charge	—	44,465	—
Total	803,039	899,271	899,713
Income (loss) from continuing operations before income taxes	27,683	(23,207)	45,416
Income taxes	3,217	8,928	9,387
Income (loss) from continuing operations	24,466	(32,135)	36,029
Income (loss) from discontinued operations, net of tax	—	—	850
Net income (loss)	$24,466	$(32,135)	$36,879

Earnings (loss) per share:
Basic:
Continuing operations	$0.75	$(0.99)	$1.12
Discontinued operations	—	—	0.02
Net income (loss)	$0.75	$(0.99)	$1.14
Diluted:
Continuing operations	$0.75	$(0.99)	$1.11
Discontinued operations	—	—	0.02
Net income (loss)	$0.75	$(0.99)	$1.13
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

Years Ended December 31	2016	2015	2014
(In Thousands, Except Per-Share Data)
Net income (loss)	$24,466	$(32,135)	$36,879
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $729 in 2016, tax benefit of $890 in 2015 and tax benefit of $2,396 in 2014)	18,837	(65,537)	(28,065)
Derivative financial instruments adjustment (net of tax of $727 in 2016, tax benefit of $550 in 2015 and tax benefit of $112 in 2014)	1,236	(1,029)	(109)
Pension & other post-retirement benefit adjustments
Net gains (losses) and prior service costs (net of tax benefit of $1,874 in 2016, tax benefit of $226 in 2015 and tax benefit of $22,445 in 2014)	(3,288)	(2,176)	(38,730)
Amortization of prior service costs and net gains or losses (net of tax of $4,398 in 2016, tax of $5,823 in 2015 and tax of $3,582 in 2014)	8,700	10,218	6,997
Other comprehensive income (loss)	25,485	(58,524)	(59,907)
Comprehensive income (loss)	$49,951	$(90,659)	$(23,028)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

Years Ended December 31	2016	2015	2014
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$24,466	$(32,135)	$36,879
Adjustments for noncash items:
Depreciation	28,494	30,909	35,423
Amortization of intangibles	3,978	4,073	5,395
Goodwill impairment charge	—	44,465	—
Deferred income taxes	(3,689)	(10,523)	(11,489)
Accrued pension and postretirement benefits	11,047	12,521	6,974
(Gain) loss on an investment accounted for under the fair value method	(1,600)	20,500	(2,000)
Loss on asset impairments	1,436	403	993
(Gain) loss on sale of assets	(220)	(11)	(1,031)
Gain from insurance recoveries	(1,634)	—	—
Changes in assets and liabilities:
Accounts and notes receivables	92	9,180	(18,696)
Inventories	1,127	1,137	(8,803)
Income taxes recoverable/payable	(7,061)	(1,849)	(906)
Prepaid expenses and other	(1,914)	(1,256)	496
Accounts payable and accrued expenses	161	(2,455)	5,554
Pension and postretirement benefit plan contributions	(8,061)	(2,709)	(3,108)
Other, net	2,250	2,006	5,554
Net cash provided by operating activities	48,872	74,256	51,235
Cash flows from investing activities:
Capital expenditures	(45,457)	(32,831)	(44,898)
Net proceeds from the sale of investment property	—	—	4,500
Insurance proceeds from cast house explosion	1,156	—	—
Proceeds from the sale of assets and other	2,308	1,416	2,125
Net cash used in investing activities	(41,993)	(31,415)	(38,273)
Cash flows from financing activities:
Borrowings	96,750	107,000	116,000
Debt principal payments	(105,750)	(140,250)	(117,750)
Dividends paid	(14,456)	(13,725)	(11,007)
Debt financing costs	(2,606)	(78)	(29)
Proceeds from exercise of stock options and other	2,313	2,858	410
Net cash used in financing activities	(23,749)	(44,195)	(12,376)
Effect of exchange rate changes on cash	2,225	(4,546)	(3,147)
Decrease in cash and cash equivalents	(14,645)	(5,900)	(2,561)
Cash and cash equivalents at beginning of period	44,156	50,056	52,617
Cash and cash equivalents at end of period	$29,511	$44,156	$50,056
Supplemental cash flow information:
Interest payments	$3,074	$3,508	$3,320
Income tax payments (refunds), net	$15,406	$20,118	$20,890
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restora-tion Plan	Foreign Currency Trans-lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
(In Thousands, Except Share and Per-Share Data)	Shares	Amount
Balance at January 1, 2014	32,305,145	$20,641	$473,729	$(1,418)	$(19,205)	$765	$(71,848)	$402,664
Net income	—	—	36,879	—	—	—	—	36,879
Foreign currency translation adjustment (net of tax benefit of $2,396)	—	—	—	—	(28,065)	—	—	(28,065)
Derivative financial instruments adjustment (net of tax benefit of $112)	—	—	—	—	—	(109)	—	(109)
Net gains or losses and prior service costs (net of tax benefit of $22,445)	—	—	—	—	—	—	(38,730)	(38,730)
Amortization of prior service costs and net gains or losses (net of tax of $3,582)	—	—	—	—	—	—	6,997	6,997
Cash dividends declared ($0.34 per share)	—	—	(11,007)	—	—	—	—	(11,007)
Stock-based compensation expense	85,129	3,224	—	—	—	—	—	3,224
Issued upon exercise of stock options (including related income tax benefit of $3) & other	31,808	499	—	—	—	—	—	499
Shareholder Rights Plan redemption	—	—	(323)	—	—	—	—	(323)
Tredegar common stock purchased by trust for savings restoration plan	—	—	22	(22)	—	—	—	—
Balance at December 31, 2014	32,422,082	24,364	499,300	(1,440)	(47,270)	656	(103,581)	372,029
Net loss	—	—	(32,135)	—	—	—	—	(32,135)
Foreign currency translation adjustment (net of tax benefit of $890)	—	—	—	—	(65,537)	—	—	(65,537)
Derivative financial instruments adjustment (net of tax benefit of $550)	—	—	—	—	—	(1,029)	—	(1,029)
Net gains or losses and prior service costs (net of tax benefit of $226)	—	—	—	—	—	—	(2,176)	(2,176)
Amortization of prior service costs and net gains or losses (net of tax of $5,823)	—	—	—	—	—	—	10,218	10,218
Cash dividends declared ($0.42 per share)	—	—	(13,725)					(13,725)
Stock-based compensation expense	118,440	3,435	—	—	—	—	—	3,435
Issued upon exercise of stock options (including related income tax of $302) & other	141,640	1,668	—	—	—	—	—	1,668
Tredegar common stock purchased by trust for savings restoration plan	—	—	27	(27)	—	—	—	—
Balance at December 31, 2015	32,682,162	29,467	453,467	(1,467)	(112,807)	(373)	(95,539)	272,748
Net income	—	—	24,466	—	—	—	—	24,466
Foreign currency translation adjustment (net of tax benefit of $729)	—	—	—	—	18,837	—	—	18,837
Derivative financial instruments adjustment (net of tax of $727)	—	—	—	—	—	1,236	—	1,236
Net gains or losses and prior service costs (net of tax benefit of $1,874)	—	—	—	—	—	—	(3,288)	(3,288)
Amortization of prior service costs and net gains or losses (net of tax of $4,398)	—	—	—	—	—	—	8,700	8,700
Cash dividends declared ($0.44 per share)	—	—	(14,456)	—	—	—	—	(14,456)
Stock-based compensation expense	127,169	1,461	—	—	—	—	—	1,461
Issued upon exercise of stock options (including related income tax of $1,109) & other	124,476	1,079	—	—	—	—	—	1,079
Tredegar common stock purchased by trust for savings restoration plan	—	—	30	(30)	—	—	—	—
Balance at December 31, 2016	32,933,807	$32,007	$463,507	$(1,497)	$(93,970)	$863	$(90,127)	$310,783
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires Tredegar to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
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
Fiscal Year End. The Company operates on a calendar fiscal year except the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2016, 2015 and 2014 relate to the 52-week fiscal years ended December 26, 2016, December 27, 2015 and December 28, 2014, respectively. The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
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
Transaction and remeasurement gains or losses included in income were losses of $3.6 million, $4.0 million and $1.5 million in 2016, 2015 and 2014, respectively. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2016 and 2015, Tredegar had cash and cash equivalents of $29.5 million and $44.2 million, respectively, including funds held in locations outside the U.S. of $23.8 million and $27.7 million, respectively.
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
Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was $0.3 million, $0.4 million and $1.1 million in 2016, 2015 and 2014, respectively.
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
For those investments measured at fair value, GAAP requires disclosure of the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).
Goodwill and Other Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable or, at a minimum, on an annual basis (December 1st of each year). The Company’s significant operating units in PE Films include Personal Care and Surface Protection. There are two operating units in Aluminum Extrusions, Bonnell Aluminum and AACOA. Each of these reporting units has separately identifiable operating net assets (operating assets including goodwill and intangible assets net of operating liabilities).
The Company recorded a goodwill impairment charge of $44.5 million ($44.5 million after taxes) to write off the goodwill associated with Flexible Packaging Films in the third quarter of 2015. See Note 8 for additional details.
The Company estimates the fair value of its reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. Goodwill of the PE Films operating units, Personal Care and Surface Protection, was tested for impairment at the annual testing date, with the estimated fair value of these reporting units exceeding the carrying value of their net assets by approximately 30% and 48%, respectively, at December 1, 2016. The goodwill of the Aluminum Extrusions reporting unit was tested for impairment at the annual testing date. All goodwill in Aluminum Extrusions is associated with the October 2012 acquisition of AACOA, Inc. (“AACOA”). The estimated fair value of this reporting unit substantially exceeded the carrying value of its net assets at December 1, 2016.
Indefinite-lived intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The Company estimates the fair value of its trade names using a relief-from-royalty method that relies upon a corresponding discounted cash flow analysis. The indefinite-lived intangible assets of Flexible Packaging Films were tested for impairment at the annual testing date, with the estimated fair value of these reporting units exceeding the carrying value of their net assets by approximately 20% at December 1, 2016. For AACOA, the indefinite-lived intangible assets were tested for impairment at the annual testing date, with the estimated fair value substantially exceeding the carrying value of the net assets.

Additional disclosure of Tredegar goodwill and other intangible assets is included in Note 8.
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
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 17). Tredegar’s policy is to accrue U.S. federal income taxes to the extent required under GAAP on unremitted earnings of all foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Ltda. because the Company had intended to permanently reinvest these earnings. Due to concerns about the current political and economic conditions in Brazil, Terphane Ltda. has begun making cash distributions to the Company. During 2016, Terphane Ltda. paid dividends totaling $13.3 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of December 31, 2016 and December 31, 2015.
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
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2016	2015	2014
Weighted average shares outstanding used to compute basic earnings per share	32,761,793	32,578,116	32,302,108
Incremental shares attributable to stock options and restricted stock	13,279	—	251,746
Shares used to compute diluted earnings per share	32,775,072	32,578,116	32,553,854
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. The Company had a net loss from continuing operations in 2015, so there is no dilutive impact for such shares. If the Company had reported net income from continuing operations in 2015, average out-of-the-money options to purchase shares that would have been excluded from the calculation of incremental shares attributable to stock options and restricted stock were 881,513. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 128,200 in 2016 and 320,849 in 2014.
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
The assumptions used in this model for valuing Tredegar stock options granted in 2014 (no grants in 2015 and 2016) were as follows:

2014
Dividend yield	1.3%
Weighted average volatility percentage	43.5%
Weighted average risk-free interest rate	2.0%
Holding period (years):
Officers	6.0
Management	5.0
Weighted average exercise price at date of grant (also weighted average market price at date of grant):
Officers	$22.49
Management	$22.33
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
Tredegar stock options granted during 2014 (no grants in 2015 and 2016), and related estimated fair value at the date of grant, are as follows:

2014
Stock options granted (number of shares):
Officers	87,820
Management	93,656
Total	181,476
Estimated weighted average fair value of options per share at date of grant:
Officers	$9.21
Management	$7.60
Total estimated fair value of stock options granted (in thousands)	$1,521
Additional disclosure of Tredegar stock options is included in Note 13.
Financial Instruments. Tredegar uses derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with ongoing business operations. The Company’s derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2016, 2015 and 2014.
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

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2016:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2016	$(112,807)	$(373)	$(95,539)	$(208,719)
Other comprehensive income (loss) before reclassifications	18,837	247	(3,288)	15,796
Amounts reclassified from accumulated other comprehensive income (loss)	—	989	8,700	9,689
Net other comprehensive income (loss) - current period	18,837	1,236	5,412	25,485
Ending balance, December 31, 2016	$(93,970)	$863	$(90,127)	$(183,234)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2015:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2015	$(47,270)	$656	$(103,581)	$(150,195)
Other comprehensive income (loss) before reclassifications	(65,537)	(3,221)	(2,176)	(70,934)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,192	10,218	12,410
Net other comprehensive income (loss) - current period	(65,537)	(1,029)	8,042	(58,524)
Ending balance, December 31, 2015	$(112,807)	$(373)	$(95,539)	$(208,719)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2016 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,630)	Cost of sales
Foreign currency forward contracts, before taxes	62	Cost of sales
Total, before taxes	(1,568)
Income tax expense (benefit)	(579)	Income taxes
Total, net of tax	$(989)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(13,098)	(a)
Income tax expense (benefit)	(4,398)	Income taxes
Total, net of tax	$(8,700)

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

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, amended guidance was issued regarding clarifying the implementation guidance on principal versus agent considerations and in April 2016, clarifying guidance was issued relating to identifying performance obligations and licensing implementation. The effective date of this revised standard is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that annual reporting period. The converged standard can be adopted either retrospectively or through the use of a practical expedient. The Company continues to assess the impact of this standard. The Company has a team in place to analyze the impact of standard, and the related guidance issued, across all revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company made progress on contract reviews and expects to complete the contract evaluations and validate results in the first half of 2017. The Company has also started evaluating the new disclosure requirements and expects to complete its evaluations of the impacts of the accounting and disclosure requirements on its business processes, controls and systems by the end of the third quarter of 2017. Full implementation will be completed by the end of 2017. The Company is still evaluating the method of adoption of the standard, which will occur in the first quarter of 2018.
In July 2015, the FASB issued new guidance for the measurement of inventories. Inventories within the scope of the revised guidance should be measured at the lower of cost or net realizable value. The previous guidance dictated that inventory should be measured at the lower of cost or market, with market being either replacement cost, net realizable value or net realizable value less an approximation of normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventories measured using LIFO or the retail inventory method. The new guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The amendments should be applied prospectively, with early adoption permitted. The Company will adopt the new guidance in the first quarter of 2017, and the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
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
In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 31, 2016, including the interim periods within those fiscal years. The Company will adopt the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation will be recognized in "Income taxes" in the consolidated statements of income rather than in "Common stock" in the consolidated balance sheets and will be applied on a prospective basis. If these amounts had been included in the consolidated statements of income in previous years, net income would have been reduced by $1.1 million in 2016, and the net loss would have increased $0.3 million in 2015 (no impact in 2014). Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements will be implemented on a retrospective basis. The Company does not expect further impacts from the guidance.
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
In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is currently evaluating the impact of adopting this guidance.
In January 2017, the FASB issued guidance to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued amended guidance that eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.
2 SUBSEQUENT EVENTS
On February 15, 2017, Bonnell Aluminum acquired 100% of the stock of Futura Industries Corporation (“Futura”) on a net debt-free basis for approximately $92 million pursuant to a Stock Purchase Agreement, dated as of February 1, 2017. The acquisition, which was funded using Tredegar’s existing revolving credit facility, will be treated as an asset purchase for U.S. federal income tax purposes.
Futura, headquartered in Clearfield, Utah, with a national sales presence and particular strength in the western U.S., designs and manufactures a wide range of extruded aluminum products for a number of industries and end markets, including branded flooring trims and TSLOTSTM, as well as OEM (original equipment manufacturer) components for truck grills, solar panels, fitness equipment and other applications. As a result of this transaction, Futura is now a wholly-owned subsidiary of Tredegar and will operate as a division of Aluminum Extrusions, and its results of operations will be included in Tredegar’s consolidated financial statements from the date of acquisition.

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
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. The mission of kaléo is to provide products that empower patients to confidently take control of their medical conditions. Tredegar’s ownership interest on a fully diluted basis was approximately 19% at December 31, 2016, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.
In 2009, kaléo licensed exclusive rights to sanofi-aventis U.S. LLC (“Sanofi”) to commercialize an epinephrine auto-injector in the U.S. and Canada.  Sanofi began manufacturing and distributing the epinephrine auto-injector, under the names Auvi-Q® in the U.S. and Allerject® in Canada, in 2013.  On October 28, 2015, Sanofi announced a voluntary recall of all Auvi-Q and Allerject epinephrine injectors that were on the market.  In January 2017, kaléo announced that it would recommence sales of Auvi-Q in the U.S. starting in February 2017.
At December 31, 2016 and 2015, the estimated fair value of the Company’s investment (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheets) was $20.2 million and $18.6 million, respectively. The Company recognized an unrealized gain on its investment in kaléo of $1.6 million ($1.2 million after taxes) in 2016. The change in the estimated fair value of the Company’s holding in kaléo in 2016 was primarily related to favorable adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones are discounted at 45% for their high degree of risk.
The Company recognized a net unrealized loss of $20.5 million ($15.7 million after taxes) in 2015 that primarily related to the adverse impact of the product recall noted above.

The Company recognized an unrealized gain of $2.0 million ($1.0 million after taxes) in 2014 that primarily related to favorable adjustments in the fair value for the passage of time as anticipated cash flows associated with achieving product development and commercialization milestones were discounted at 45% for their high degree of risk and the impact of reducing the weighted average cost of capital used to discount cash flow projections from 55% after kaléo commercialized a second product, partially offset by unfavorable adjustments in the fair value due to a reassessment of the amount and timing of estimated cash flows associated with kaléo’s commercialized products.
Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 5 of the Notes to Financial Statements. Subsequent to its most recent investment (December 15, 2008), and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for its ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions relating to the reintroduction of the Auvi-Q product, meeting product development and commercialization milestones, cash flow projections (projections of development and commercialization milestone payments, sales, costs, expenses, capital expenditures and working capital investment) and discounting of these factors for their high degree of risk. If kaléo does not meet its development and commercialization milestones or there are indications that the amount or timing of its projected cash flows or related risks are unfavorable versus the most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then the Company’s estimate of the fair value of its ownership interest in kaléo is likely to decline. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.
In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% at both December 31, 2016 and 2015. At December 31, 2016, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of Tredegar’s interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $5 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at December 31, 2016 and 2015 and related condensed statements of operations for the last three years ended December 31, 2016, as reported to the Company by kaléo, are provided below:

	December 31,			December 31,
(In Thousands)	2016	2015		2016	2015
Assets:			Liabilities & Equity:
Cash & cash equivalents	$102,329	$91,844
Restricted cash	31	8,182	Current liabilities	$50,134	$10,261
Other current assets	15,391	9,070	Long-term debt, net	143,380	142,696
Property & equipment	13,011	8,453	Other noncurrent liabilities	822	552
Other long-term assets	472	2,903	Equity	(63,102)	(33,057)
Total assets	$131,234	$120,452	Total liabilities & equity	$131,234	$120,452

	2016	2015	2014
Revenues & Expenses:
Revenues	$56,188	$35,731	$21,156
Cost of goods sold	(15,428)	(14,147)	(3,801)
Expenses and other, net (a)	(71,548)	(63,042)	(48,447)
Income tax (expense) benefit	(35)	(481)	8,100
Net income (loss)	$(30,823)	$(41,939)	$(22,992)
(a) “Expenses and other, net” includes selling, general and administrative expense, research and development expense, gain on contract termination, interest expense and other income (expense), net. Excluding the gain on contract termination, “Expenses and other, net” would have been a net deduction of $89.6 million in 2016.

The audited financial statements and accompanying footnotes of kaléo as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 have been included as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
On April 2, 2007, Tredegar invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (the “Harbinger Fund”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. The Company’s investment in the Harbinger Fund, which represents less than 1% of its total partnership capital, is accounted for under the cost method. Unrealized losses on the Company’s investment in the Harbinger Fund (included in “Other income (expense), net” in the consolidated statements of income) were $0.8 million ($0.4 million after taxes) in 2014 (none in 2015 and 2016), as a result of a reduction in the estimated fair value of the investment that is not expected to be temporary. The December 31, 2016 and 2015 carrying values in the consolidated balance sheets (included in “Other assets and deferred charges”) were $1.7 million and $1.7 million, respectively. The carrying value at December 31, 2016 reflected Tredegar’s cost basis in its investment in Harbinger, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.1 million in 2015 and $0.2 million in 2014 (none in 2016). The timing and amount of future installments of withdrawal proceeds was not known as of December 31, 2016. There were no realized gains or losses associated with the investment in the Harbinger Fund in 2016, 2015 and 2014. Gains on the Company’s investment in the Harbinger Fund, if any, will be recognized when the amounts expected to be collected from withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.
Tredegar has investment property in Alleghany and Bath County, Virginia. In 2016, the Company recorded an unrealized loss on this investment property of $1.0 million ($0.7 million after taxes) as a reduction in the estimated fair value of our investment that is not expected to be temporary. The Company realized a gain (included in “Other income (expense), net” in the consolidated statements of income) of $1.2 million ($0.8 million after taxes) on a sale of a portion of this investment property in 2014. The Company’s carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $1.6 million at December 31, 2016 and $2.6 million at December 31, 2015.

5	BUSINESS SEGMENTS
Tredegar has historically reported two business segments: Film Products and Aluminum Extrusions. In the third quarter of 2015, the Company divided Film Products into two separate reportable segments: PE Films and Flexible Packaging Films. PE Films is comprised of the following operating segments: personal care materials, surface protection films, and LED lighting products. Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane Holdings LLC (“Terphane”), which was acquired by Film Products in October 2011. Therefore, the Company's business segments are now PE Films, Flexible Packaging Films and Aluminum Extrusions. All historical results for PE Films and Flexible Packaging Films have been separately presented to conform with the new presentation of segments.
Information by business segment and geographic area for the last three years is provided below. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker (Tredegar’s President and Chief Executive Officer) for purposes of assessing performance. PE Films’ net sales to The Procter & Gamble Company (“P&G”) totaled $129.1 million in 2016, $163.9 million in 2015 and $220.8 million in 2014. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In Thousands)	2016	2015	2014
PE Films	$331,146	$385,550	$464,339
Flexible Packaging Films	108,028	105,332	114,348
Aluminum Extrusions	360,098	375,457	344,346
Total net sales	799,272	866,339	923,033
Add back freight	29,069	29,838	28,793
Sales as shown in consolidated statements of income	$828,341	$896,177	$951,826

Operating Profit
(In Thousands)	2016	2015	2014
PE Films:
Ongoing operations	$26,312	$48,275	$60,971
Plant shutdowns, asset impairments, restructurings and other (a)	(4,602)	(4,180)	(12,236)
Flexible Packaging Films:
Ongoing operations	1,774	5,453	(2,917)
Plant shutdowns, asset impairments, restructurings and other (a)	(214)	(185)	(591)
Goodwill impairment charge	—	(44,465)	—
Aluminum Extrusions:
Ongoing operations	37,794	30,432	25,664
Plant shutdowns, asset impairments, restructurings and other (a)	(741)	(708)	(976)
Total	60,323	34,622	69,915
Interest income	261	294	588
Interest expense	3,806	3,502	2,713
Gain (loss) on investment accounted for under the fair value method (a)	1,600	(20,500)	2,000
Gain on sale of investment property (a)	—	—	1,208
Unrealized loss on investment property (a)	1,032	—	—
Stock option-based compensation expense	56	483	1,272
Corporate expenses, net (a)	29,607	33,638	24,310
Income (loss) from continuing operations before income taxes	27,683	(23,207)	45,416
Income taxes (a)	3,217	8,928	9,387
Income (loss) from continuing operations	24,466	(32,135)	36,029
Income (loss) from discontinued operations (a)	—	—	850
Net income (loss)	$24,466	$(32,135)	$36,879

Identifiable Assets
(In Thousands)	2016	2015
PE Films	$278,558	$270,236
Flexible Packaging Films	156,836	146,253
Aluminum Extrusions	147,639	136,935
Subtotal	583,033	553,424
General corporate (b)	38,618	25,680
Cash and cash equivalents (d)	29,511	44,156
Total	$651,162	$623,260

	Depreciation and Amortization			Capital Expenditures
(In Thousands)	2016	2015	2014	2016	2015	2014
PE Films	$13,653	$15,480	$21,399	$25,759	$21,218	$17,000
Flexible Packaging Films	9,505	9,697	9,331	3,391	3,489	21,806
Aluminum Extrusions	9,173	9,698	9,974	15,918	8,124	6,092
Subtotal	32,331	34,875	40,704	45,068	32,831	44,898
General corporate	141	107	114	389	—	—
Total	$32,472	$34,982	$40,818	$45,457	$32,831	$44,898

See footnotes on page 68.

Net Sales by Geographic Area (d)
(In Thousands)	2016	2015	2014
United States	$475,734	$528,881	$542,395
Exports from the United States to:
Asia	73,220	75,383	72,597
Canada	45,683	45,290	47,391
Europe	7,348	9,809	10,874
Latin America	5,561	3,464	3,116
Operations outside the United States:
Brazil	90,571	89,829	97,954
The Netherlands	54,352	53,211	74,329
Hungary	24,207	32,612	39,457
China	14,390	18,919	26,109
India	8,206	8,941	8,811
Total (c)	$799,272	$866,339	$923,033

	Identifiable Assets by Geographic Area (d)		Property, Plant & Equipment, Net by Geographic Area (d)
(In Thousands)	2016	2015	2016	2015
United States (b)	$367,406	$351,115	$118,661	$104,380
Operations outside the United States:
Brazil	139,163	126,478	91,553	78,845
China	29,751	34,409	23,759	27,563
Hungary	20,610	14,798	15,117	8,135
The Netherlands	19,484	19,372	5,784	6,224
India	6,619	7,252	4,670	5,234
General corporate (b)	38,618	25,680	1,181	934
Cash and cash equivalents (d)	29,511	44,156	n/a	n/a
Total	$651,162	$623,260	$260,725	$231,315

Net Sales by Product Group
(In Thousands)	2016	2015	2014
PE Films:
Personal care materials	$238,213	$287,768	$367,451
Surface protection films	84,013	90,197	90,129
LED lighting products & other films	8,920	7,585	6,759
Subtotal	331,146	385,550	464,339
Flexible Packaging Films	108,028	105,332	114,348
Aluminum Extrusions:
Nonresidential building & construction	212,863	221,363	200,707
Consumer durables	39,293	41,835	44,897
Automotive	34,700	30,250	22,272
Machinery & equipment	20,872	18,102	26,907
Distribution	20,506	18,659	15,318
Residential building & construction	20,252	22,737	21,470
Electrical	11,612	22,511	12,775
Subtotal	360,098	375,457	344,346
Total	$799,272	$866,339	$923,033
See footnotes on page 68 and a reconciliation of net sales to sales as shown in the Consolidated Statements of Income on page 65.

(a)
See Notes 1, 3, 4 and 18 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.

(b)
The balance sheets include the funded status of each of the Company’s defined benefit pension and other postretirement plans. The funded status of the Company’s defined benefit pension plan was a net liability of $88.6 million and $93.2 million as of December 31, 2016 and 2015, respectively. See Note 14 for more information on the Company’s pension and other postretirement plans.

(c)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $29.1 million in 2016, $29.8 million in 2015 and $28.8 million in 2014.

(d)
Information on exports and foreign operations are provided on the previous page. Cash and cash equivalents includes funds held in locations outside the U.S. of $23.8 million and $27.7 million at December 31, 2016 and 2015, respectively. Export sales relate almost entirely to PE Films. Operations outside the U.S. in The Netherlands, Hungary, China and India also relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films, but also include PE Films operations. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe. Sales from locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

6	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:

(In Thousands)	2016	2015
Trade, less allowance for doubtful accounts and sales returns of $3,102 in 2016 and $3,746 in 2015	$91,109	$90,028
Other	6,279	4,189
Total	$97,388	$94,217
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2016 is as follows:

(In Thousands)	2016	2015	2014
Balance, beginning of year	$3,746	$2,610	$3,327
Charges to expense	1,410	3,387	1,344
Recoveries	(32)	(7)	(1,654)
Write-offs and settlements	(2,167)	(1,970)	(153)
Foreign exchange and other	145	(274)	(254)
Balance, end of year	$3,102	$3,746	$2,610

7	INVENTORIES
Inventories consist of the following:

(In Thousands)	2016	2015
Finished goods	$16,215	$13,935
Work-in-process	8,590	9,249
Raw materials	23,733	22,149
Stores, supplies and other	17,531	19,992
Total	$66,069	$65,325
Inventories stated on the LIFO basis amounted to $16.4 million at December 31, 2016 and $13.5 million at December 31, 2015, which were below replacement costs by $15.3 million at December 31, 2016 and $13.4 million at December 31, 2015. During 2016 certain PE Films inventories accounted for on a LIFO basis increased, which resulted in cost of goods sold being stated at above replacement costs by $0.9 million and, during 2015 and 2014, certain PE Films inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below replacement costs by $0.4 million and $1.0 million, respectively.

8	GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangibles at December 31, 2016 and 2015, and related amortization periods for continuing operations are as follows:

(In Thousands)	2016	2015	Amortization Periods
Goodwill	$117,822	$117,839	Not amortized
Other identifiable intangibles (a):
Customer relationships (cost basis of $26,021 in 2016 and $23,766 in 2015)	14,844	15,620	10-12 years
Proprietary technology (cost basis of $17,366 in 2016 and $16,738 in 2015)	7,582	9,037	Not more than 15 years
Trade names	11,175	10,576	Indefinite life
Total carrying value of other intangibles	33,601	35,233
Total carrying value of goodwill and other intangibles	$151,423	$153,072
(a) Other identifiable intangibles also includes non-compete agreements, which have been fully amortized. These identifiable intangible assets, which have a cost basis of $4.2 million, were previously amortized over 2 years.
A reconciliation of the beginning and ending balance of goodwill for each of the two years in the period ended December 31, 2016 is as follows:

(In Thousands)	PE Films	Flexible Packaging Films	Aluminum Extrusions (1)	Total
Net carrying value of goodwill at January 1, 2015	$104,160	$51,831	$13,696	$169,687
Goodwill impairment charge	—	(44,465)	—	(44,465)
Increase (decrease) due to foreign currency translation	(17)	(7,366)	—	(7,383)
Net carrying value of goodwill at December 31, 2015	104,143	—	13,696	117,839
Increase (decrease) due to foreign currency translation	(17)	—	—	(17)
Net carrying value of goodwill at December 31, 2016	$104,126	$—	$13,696	$117,822
(1) Goodwill balance is net of accumulated impairment losses of $30.6 million.
The Company recorded a goodwill impairment charge of $44.5 million ($44.5 million after taxes) for goodwill associated with Flexible Packaging Films in 2015. This impairment charge represented the entire amount of goodwill associated with the Flexible Packaging Films segment. The operations of Flexible Packaging Films were adversely impacted by competitive pressures that were primarily related to unfavorable economic conditions in its primary market of Brazil and excess global capacity in the industry. The Company’s assessment of future prospects and timing of a recovery under these conditions indicated that its enterprise value was less than $120 million (Flexible Packaging Films’ net assets excluding goodwill), the minimum value needed to have avoided a full write-off of its goodwill.
Amortization expense for continuing operations over the next five years is expected to be as follows:

Year	Amount (In Thousands)
2017	$4,007
2018	3,873
2019	3,473
2020	3,473
2021	3,360

9	FINANCIAL INSTRUMENTS
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.0 million (9.6 million pounds of aluminum) at December 31, 2016 and $16.6 million (18.9 million pounds of aluminum) at December 31, 2015.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$308	Accrued expenses	$44
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$(37)	Accrued expenses	$(1,797)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$—	Accrued expenses	$—
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$—	Accrued expenses	$—
Net asset (liability)		$271		$(1,753)
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
Tredegar used future fixed Euro-denominated contractual payments for equipment purchased as part of its multi-year capacity expansion project at the Flexible Packaging Films manufacturing facility in Cabo de Santo Agostinho, Brazil. The Company used fixed rate Euro forward contracts with various settlement dates through February 2014 to hedge exchange rate exposure on these obligations. The Company did not have any fixed rate forward contracts with outstanding notional amounts as of December 31, 2016 and 2015.
Tredegar receives Euro-based royalty payments relating to its operations in Europe. From time to time Tredegar uses zero-cost collar currency options to hedge a portion of its exposure to changes in cash flows due to variability in U.S. Dollar and Euro exchange rates. There were no outstanding notional amounts on these collars at December 31, 2016 and 2015 as there were no derivatives outstanding related to the hedging of royalty payments with currency options.
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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2016, 2015, and 2014 is summarized in the tables below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts			Foreign Currency Forwards and Options
Years Ended December 31,	2016	2015	2014	2016	2015	2014
Amount of pre-tax gain (loss) recognized in other comprehensive income	$394	$(5,055)	$542	$—	$—	$(120)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$(1,630)	$(3,538)	$631	$62	$62	$16
Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not material in 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, unrealized net losses from hedges that were discontinued were not material. As of December 31, 2016, the Company expected $0.2 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next 12 months.

10	ACCRUED EXPENSES
Accrued expenses consist of the following:

(In Thousands)	2016	2015
Vacation	$8,254	$7,155
Incentive compensation	5,530	3,883
Payrolls, related taxes and medical and other benefits	5,519	4,762
Workers’ compensation and disabilities	3,732	3,036
Accrued utilities	2,126	2,048
Environmental liabilities (current)	2,100	1,713
Accrued severance	1,976	1,908
Accrued freight	1,612	1,111
Customer rebates	842	2,032
Derivative contract liability	—	1,753
Other	6,956	4,252
Total	$38,647	$33,653

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs associated with exit and disposal activities for each of the three years in the period ended December 31, 2016 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2014	$331	$—	$356	$687
For the year ended December 31, 2014:
Charges	2,668	227	131	3,026
Cash spend	(2,753)	—	(286)	(3,039)
Charges against assets	—	(227)	—	(227)
Balance at December 31, 2014	246	—	201	447
For the year ended December 31, 2015:
Charges	2,568	403	879	3,850
Cash spend	(1,352)	—	(675)	(2,027)
Charges against assets	—	(403)	—	(403)
Balance at December 31, 2015	1,462	—	405	1,867
For the year ended December 31, 2016:
Charges	1,535	603	546	2,684
Cash spend	(1,143)	—	(397)	(1,540)
Charges against assets	—	(603)	—	(603)
Balance at December 31, 2016	$1,854	$—	$554	$2,408
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

At December 31, 2016, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
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
At December 31, 2016, based upon the most restrictive covenants within the Credit Agreement, available credit under the Credit Agreement was approximately $185.0 million. Total debt due and outstanding at December 31, 2016 is summarized below:

Debt Due and Outstanding at December 31, 2016 (In Thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2017	$—	$—	$—
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	95,000	—	95,000
Total	$95,000	$—	$95,000
Tredegar believes that it was in compliance with all of its debt covenants as of December 31, 2016. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

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
Tredegar has one equity incentive plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Employee options granted in 2012 and thereafter ordinarily vest over a four-year period, with a quarter of the options granted vesting on each year on the grant date anniversary. The option plan also permits the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. Stock unit awards vest upon the achievement of certain performance targets. No SARs have been granted since 1992 and none are currently outstanding.
A summary of stock options outstanding at December 31, 2016, 2015 and 2014, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2014	1,046,800	$14.06	to	$30.01	$19.06
Granted	181,476	19.84	to	22.49	22.41
Forfeited and Expired	(22,581)	15.80	to	24.84	21.42
Exercised	(41,575)	15.80	to	19.84	17.55
Outstanding at December 31, 2014	1,164,120	14.06	to	30.01	19.59
Granted	—	—	to	—	—
Forfeited and Expired	(60,207)	17.13	to	30.01	22.30
Exercised	(222,400)	14.06	to	19.84	16.34
Outstanding at December 31, 2015	881,513	17.13	to	30.01	20.22
Granted	—	—	to	—	—
Forfeited and Expired	(246,394)	17.13	to	30.01	18.90
Exercised	(134,200)	17.13	to	19.84	17.23
Outstanding at December 31, 2016	500,919	$17.13	to	$30.01	$21.67
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2016:

			Options Outstanding at December 31, 2016				Options Exercisable at December 31, 2016
				Weighted Average		Aggregate Intrinsic Value (In Thousands)			Aggregate Intrinsic Value (In Thousands)
Range of Exercise Prices			Shares	Remaining Contractual Life (Years)	Exercise Price		Shares	Weighted Average Exercise Price
$—	to	$15.00	—	0.0	$—	$—	—	$—	$—
15.01	to	17.50	13,000	0.1	17.13	89,310	13,000	17.13	89,310
17.51	to	20.00	226,425	2.8	19.59	999,156	226,425	19.59	999,156
20.01	to	25.00	258,694	6.5	23.63	201,274	211,542	23.74	149,553
25.01	to	30.01	2,800	6.6	30.01	—	2,100	30.01	—
Total			500,919	4.6	$21.67	$1,289,740	453,067	$21.50	$1,238,019
During 2015, the Board of Directors approved the accelerated vesting of stock options and restricted stock for several Tredegar executives who left the Company in recognition of their many years of service. Compensation expense recognized in 2015 for accelerated stock option vestings (0.4 million shares) and accelerated restricted stock vestings (0.1 million shares) totaled $0.4 million and $1.0 million, respectively.

The following table summarizes additional information about unvested restricted stock outstanding at December 31, 2016, 2015 and 2014:

	Unvested Restricted Stock			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In Thousands)
Outstanding at January 1, 2014	157,850	$22.00	$3,473	132,300	$23.81	$3,150
Granted	95,707	22.18	2,123	59,675	21.54	1,285
Vested	(54,921)	20.73	(1,139)	—	—	—
Forfeited	(10,578)	21.76	(230)	(62,262)	19.18	(1,194)
Outstanding at December 31, 2014	188,058	22.48	4,227	129,713	24.99	3,241
Granted	147,666	18.87	2,786	144,582	18.47	2,670
Vested	(174,145)	20.57	(3,582)	—	—	—
Forfeited	(29,226)	21.42	(626)	(107,167)	20.78	(2,227)
Outstanding at December 31, 2015	132,353	21.19	2,805	167,128	22.04	3,684
Granted	144,546	13.47	1,947	136,986	11.34	1,553
Vested	(52,167)	21.56	(1,125)	—	—	—
Forfeited	(17,377)	18.97	(330)	(65,685)	20.24	(1,329)
Outstanding at December 31, 2016	207,355	$15.90	$3,297	238,429	$16.39	$3,908
The total intrinsic value of stock options exercised was $0.2 million in 2016, $1.0 million in 2015 and $0.1 million in 2014. The grant-date fair value of stock option-based awards vested was $0.4 million in 2016, $1.9 million in 2015 and $0.7 million in 2014. As of December 31, 2016, there was unrecognized compensation cost of $0.1 million related to stock option-based awards and $1.6 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 0.6 years for stock option-based awards and 1.6 years for non-vested restricted stock and other stock-based awards.
Stock options exercisable totaled 453,067 at December 31, 2016 and 771,000 shares at December 31, 2015. Stock options available for grant totaled 2,748,000 shares at December 31, 2016.

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
The following tables reconcile the changes in benefit obligations and plan assets in 2016 and 2015, and reconcile the funded status to prepaid or accrued cost at December 31, 2016 and 2015:

	Pension Benefits		Other Post- Retirement Benefits
(In Thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$303,852	$325,426	$7,745	$8,372
Service cost	231	530	38	44
Interest cost	13,323	13,217	337	325
Effect of actuarial (gains) losses related to the following:
Discount rate change	9,296	(14,687)	210	(356)
Retirement rate assumptions and mortality table adjustments	(5,537)	(5,456)	(433)	32
Other	(3,025)	(746)	(131)	(332)
Plan participant contributions	—	—	634	625
Benefits paid	(15,014)	(14,432)	(964)	(965)
Benefit obligation, end of year	$303,126	$303,852	$7,436	$7,745
Change in plan assets:
Plan assets at fair value, beginning of year	$210,642	$229,017	$—	$—
Actual return on plan assets	11,199	(6,311)	—	—
Employer contributions	7,732	2,368	330	340
Plan participant contributions	—	—	634	625
Benefits paid	(15,014)	(14,432)	(964)	(965)
Plan assets at fair value, end of year	$214,559	$210,642	$—	$—
Funded status of the plans	$(88,567)	$(93,210)	$(7,436)	$(7,745)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$182	$210	$453	$455
Other noncurrent liabilities	88,385	93,000	6,983	7,290
Net amount recognized	$88,567	$93,210	$7,436	$7,745

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In Thousands, Except Percentages)	2016	2015	2014	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.29%	4.55%	4.17%	4.24%	4.49%	4.11%
Expected long-term return on plan assets	6.50%	7.00%	7.50%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.55%	4.17%	4.99%	4.49%	4.11%	4.88%
Expected long-term return on plan assets	7.00%	7.50%	7.75%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$231	$530	$869	$38	$44	$43
Interest cost	13,323	13,217	13,397	337	325	387
Expected return on plan assets	(15,980)	(17,636)	(18,301)	—	—	—
Amortization of prior service costs and gains or losses	13,312	16,190	10,688	(214)	(194)	(190)
Settlement/curtailment	—	45	81	—	—	—
Net periodic benefit cost	$10,886	$12,346	$6,734	$161	$175	$240
Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2016, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments for continuing operations over the next five years and in the aggregate for 2021-2025 are as follows:

(In Thousands)	Pension Benefits	Other Post- Retirement Benefits
2017	$16,165	$453
2018	16,568	456
2019	17,076	460
2020	17,537	462
2021	17,860	465
2022—2026	92,955	2,322
Amounts recorded in 2016, 2015 and 2014 in accumulated other comprehensive income, before related deferred income taxes, consist of:

	Pension			Other Post-Retirement
(In Thousands)	2016	2015	2014	2016	2015	2014
Prior service cost (benefit)	$10	$18	$87	$—	$—	$—
Net actuarial (gain) loss	145,782	153,570	166,678	(1,756)	(1,616)	(1,154)

Pension expense is expected to be $10.4 million in 2017. The amounts in accumulated other comprehensive income, before related deferred income taxes, that are expected to be recognized as components of net periodic benefit or cost during 2017 are as follows:

(In Thousands)	Pension	Other Post- Retirement
Prior service cost (benefit)	$5	$—
Net actuarial (gain) loss	12,329	(245)
The percentage composition of assets held by pension plans for continuing operations at December 31, 2016, 2015 and 2014 are as follows:

	% Composition of Plan Assets at December 31,
	2016	2015	2014
Pension plans related to continuing operations:
Fixed income securities	8.0%	12.8%	14.5%
Large/mid-capitalization equity securities	14.7	13.8	13.7
Small-capitalization equity securities	5.3	4.0	4.3
International and emerging market equity securities	11.5	10.9	11.0
Total equity securities	31.5	28.7	29.0
Private equity and hedge funds	48.4	52.4	51.2
Other assets	12.1	6.1	5.3
Total for continuing operations	100.0%	100.0%	100.0%
Tredegar’s targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets used to determine its benefit obligation at December 31, 2016, are as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Fixed income securities	22.0%	3.8%
Large/mid-capitalization equity securities	14.0	8.4
Small-capitalization equity securities	5.0	9.5
International and emerging market equity securities	13.0	8.6
Total equity securities	32.0	8.7
Private equity and hedge funds	46.0	6.3
Total for continuing operations	100.0%	6.5%
* Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.

Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. The other assets category is primarily comprised of cash and contracts with insurance companies. The Company’s primary investment objective is to maximize total return with a strong emphasis on the preservation of capital, and it believes that over the long-term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for the pension plans is about 11.4 years. The Company expects its required contributions to be approximately $5.5 million in 2017.

Estimates of the fair value of assets held by the Company’s pension plan are provided by unaffiliated third parties. Investments in private equity and hedge funds and certain fixed income securities by the Company’s pension plan are measured at NAV, which is a practical expedient for measuring fair value. These assets are therefore excluded from the fair value hierarchy for each of the years presented. At December 31, 2016 and 2015, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In Thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2016
Large/mid-capitalization equity securities	$31,549	$31,549	$—	$—
Small-capitalization equity securities	11,389	11,389	—	—
International and emerging market equity securities	24,710	11,410	13,300	—
Fixed income securities	17,213	4,441	12,772	—
Other assets	15,853	15,853	—	—
Total plan assets at fair value	$100,714	$74,642	$26,072	$—
Private equity and hedge funds	103,686
Contracts with insurance companies	10,158
Total plan assets, December 31, 2016	$214,558
Balances at December 31, 2015
Large/mid-capitalization equity securities	$29,027	$29,027	$—	$—
Small-capitalization equity securities	8,457	8,457	—	—
International and emerging market equity securities	23,054	10,126	12,928	—
Fixed income securities	22,968	10,626	12,342	—
Other assets	2,727	2,727	—	—
Total plan assets at fair value	$86,233	$60,963	$25,270	$—
Private equity and hedge funds	110,340
Contracts with insurance companies	10,207
Fixed income securities	3,862
Total plan assets, December 31, 2015	$210,642
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.2 million at December 31, 2016 and $2.3 million at December 31, 2015. Pension expense recognized for this plan was $0.1 million in 2016, $0.1 million in 2015 and $0.1 million in 2014. This information has been included in the preceding pension benefit tables.
Approximately 78 employees at the Company’s film products manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.4 million in 2016, $0.4 million in 2015 and $0.5 million in 2014. This information has been excluded from the preceding pension benefit tables.

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
For the period from February 1, 2014 to December 31, 2014, the Company made matching contributions to the savings plan for salaried and non-union hourly employees of $0.50 for every $1 a participant contributed, with a matching contribution on a maximum of 5% of base pay during this period. The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). Charges recognized for these plans were $3.2 million in 2016, $3.0 million in 2015 and $1.6 million in 2014. The Company’s liability under the restoration plan was $1.6 million at December 31, 2016 (consisting of 67,013 phantom shares of common stock) and $1.0 million at December 31, 2015 (consisting of 71,818 phantom shares of common stock) and valued at the closing market price on those dates.
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
Rental expense for continuing operations was $2.9 million in 2016, $3.6 million in 2015 and $3.6 million in 2014. Rental commitments under all non-cancelable leases (including $0.3 million for capital leases) for continuing operations as of December 31, 2016, are as follows:

(in thousands)
2017	$2,397
2018	2,200
2019	1,982
2020	1,976
2021	1,491
Remainder	1,169
Total minimum lease payments	$11,215
Contractual obligations for plant construction and purchases of real property and equipment amounted to $12.0 million at December 31, 2016.

17	INCOME TAXES
Income from continuing operations before income taxes and income taxes are as follows:

(In Thousands)	2016	2015	2014
Income from continuing operations before income taxes:
Domestic	$26,284	$(9,116)	$38,402
Foreign	1,399	(14,091)	7,014
Total	$27,683	$(23,207)	$45,416
Current income taxes:
Federal	$4,302	$12,693	$14,568
State	(709)	973	2,178
Foreign	3,255	6,064	4,102
Total	6,848	19,730	20,848
Deferred income taxes:
Federal	(2,505)	(9,419)	(9,530)
State	1,396	(1,035)	(417)
Foreign	(2,522)	(348)	(1,514)
Total	(3,631)	(10,802)	(11,461)
Total income taxes	$3,217	$8,928	$9,387
The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	Percent of Income Before Income Taxes from Continuing Operations
	2016	2015	2014
Federal statutory rate	35.0	35.0	35.0
State taxes, net of federal income tax benefit	2.3	0.3	2.2
Foreign rate differences	1.8	3.1	(0.1)
Non-deductible expenses	1.4	(1.9)	0.9
Changes in estimates related to prior year tax provision	1.2	(2.1)	(2.3)
Valuation allowance for capital loss carry-forwards	1.0	1.3	(10.2)
Tax contingency accruals and tax settlements	0.4	(3.1)	2.0
Tax incentive	—	0.5	(0.1)
Foreign investment write down	(0.7)	(10.9)	—
Unremitted earnings from foreign operations	(0.9)	2.2	(3.8)
Valuation allowance due to foreign losses	(1.5)	—	(0.4)
Research and development tax credit	(2.0)	1.5	(0.6)
Domestic Production Activities Deduction	(2.7)	3.6	(1.9)
Remitted earnings from foreign operations	(23.7)	0.1	—
Goodwill impairment	—	(68.1)	—
Effective income tax rate for continuing operations	11.6	(38.5)	20.7
Income taxes from continuing operations in 2016 included the recognition of an additional valuation allowance of $0.3 million related to expected limitations on the utilization of assumed capital losses on certain investments. In 2016, the difference between the federal statutory rate and the effective tax rate is primarily driven by the $6.4 million tax benefit from excess foreign tax credits related to the repatriation of cash from Brazil.
The change in income taxes from continuing operations in 2015 in comparison to the prior year can be attributed to several factors including recording no tax benefit on either the goodwill impairment charge or the unrealized loss on the portion of the Company’s investment in shares of kaléo shares held in a foreign jurisdiction. Also, there was a $0.5 million tax benefit related to the valuation allowance associated with capital losses in 2015 compared to a $4.9 million tax benefit in 2014. In 2014 there was a $2.2 million tax benefit recorded for changes in the underlying basis of certain foreign subsidiaries versus a $0.5 million tax benefit.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane (6.25% of income tax and 9.0% social contribution on income). The current incentives will expire at the end of 2024. The benefit from the tax incentives was $0.1 million (0 cents per share) and $0.1 million (0 cents per share) in 2015 and 2014, respectively (none in 2016).
Deferred tax liabilities and deferred tax assets at December 31, 2016 and 2015, are as follows:

(In Thousands)	2016	2015
Deferred tax liabilities:
Amortization of goodwill and other intangibles	$43,546	$42,900
Depreciation	24,178	22,221
Foreign currency translation gain adjustment	1,424	2,738
Derivative financial instruments	493	—
Total deferred tax liabilities	69,641	67,859
Deferred tax assets:
Pensions	30,733	31,972
Employee benefits	10,262	10,397
Excess capital losses and book/tax basis differences on investments	7,595	8,026
Inventory	3,622	4,636
Asset write-offs, divestitures and environmental accruals	2,515	2,022
Tax benefit on state and foreign NOL and credit carryforwards	4,921	1,624
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	395	1,006
Allowance for doubtful accounts	198	406
Derivative financial instruments	—	234
Other	1,568	2,224
Deferred tax assets before valuation allowance	61,809	62,547
Less: Valuation allowance	12,694	13,344
Total deferred tax assets	49,115	49,203
Net deferred tax liability	$20,526	$18,656
Amounts recognized in the consolidated balance sheets:
Other assets and deferred charges (noncurrent)	584	—
Deferred income taxes (noncurrent)	$21,110	$18,656
Net deferred tax liability	$20,526	$18,656
Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax deductible amounts thereby resulting in the realization of deferred tax assets. The Company has estimated gross state and foreign tax credits and net operating loss carryforwards of $4.9 million and $1.6 million at December 31, 2016 and 2015, respectively, which primarily expire at different points over the next 5 to 8 years. Valuation allowances of $1.5 million, $1.5 million and $2.8 million at December 31, 2016, 2015 and 2014, respectively, are recorded against the tax benefit on state and foreign tax credits and net operating loss carryforwards generated by certain foreign and domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for excess capital losses from investments and other related items was $11.2 million, $10.9 million and $11.4 million at December 31, 2016, 2015 and 2014. The current year balance increased due to changes in the relative amounts of capital gains and losses generated during the year. The amount of the deferred tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. Tredegar continues to evaluate opportunities to utilize capital loss carryforwards prior to their expiration at various dates in the future. As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets. The valuation allowance for asset impairments in foreign jurisdictions where the Company believes it is more likely than not that the deferred tax asset will not be realized was $0.9 million at December 31, 2015 and $0.4 million at December 31, 2014 (none in 2016).
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2014, is shown below:

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Balance at beginning of period	$4,049	$3,255	$2,239
Increase (decrease) due to tax positions taken in:
Current period	1,151	518	619
Prior period	43	326	397
Increase (decrease) due to settlements with taxing authorities	(1,706)	—	—
Reductions due to lapse of statute of limitations	(222)	(50)	—
Balance at end of period	$3,315	$4,049	$3,255
Additional information related to unrecognized uncertain tax positions since January 1, 2014 is summarized below:

	Years Ended December 31,
(In Thousands)	2016	2015	2014
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$3,315	$4,049	$3,255
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(345)	(858)	(726)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	2,970	3,191	2,529
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $(262), $90 and $150 reflected in income tax expense in the income statement in 2016, 2015 and 2014, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	135	397	310
Related deferred income tax assets recognized on interest and penalties	(49)	(148)	(116)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	86	249	194
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$3,056	$3,440	$2,723
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2013. The Company anticipates that it is reasonably possible that Federal and state income tax audits or statutes may settle or close within the next 12 months, which could result in the recognition of up to approximately $0.8 million of the balance of unrecognized tax positions, including any payments that may be made.

18	LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, UNUSUAL ITEMS, GAINS FROM SALE OF ASSETS AND OTHER ITEMS
Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2016 (as shown in the segment operating profit table in Note 5) totaled $6.1 million ($3.9 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2016 included:

•
Fourth quarter net loss $0.7 million ($0.4 million after taxes), related to the explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia, which consists of excess production costs for which recovery from insurance is not assured of $0.6 million ($0.4 million after taxes) (included in “Cost of goods sold” in the consolidated statements of income) and legal and consulting fees of $0.1 million ($0.1 million after taxes) (included in “Selling, general and administrative expenses” in the consolidated statements of income), third quarter net income of $1.7 million ($1.1 million after taxes), which includes the recognition of a gain of $1.9 million ($1.2 million after taxes) for a portion of the insurance recoveries approved by the insurer to begin the replacement of capital equipment, offset by the impairment of equipment damaged by the explosion of $0.3 million ($0.2 million after taxes) (net amount included in “Other income (expense), net” in the consolidated statements of income), and the reversal of an accrual for other costs related to the explosion not recoverable from insurance of $0.1 million ($0.0 million after taxes) (included in “Selling, general and administrative expenses” in the consolidated statements of income), and second quarter net loss of $0.6 million ($0.4 million after taxes) for other costs related to the explosion not recoverable from insurance (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•
Quarterly charges associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes categories of expenses shown in the table below (Accelerated depreciation and a portion of Other facility consolidation-related costs as noted in the table below are included in “Cost of goods sold” in the consolidated statements of income):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		2016
($ in Millions)	BT	AT	BT	AT	BT	AT	BT	AT	BT	AT
Severance	0.3	0.2	0.4	0.2	0.3	0.2	0.3	0.2	1.2	0.8
Asset impairments	0.3	0.2	0.1	0.1	0.1	—	—	—	0.4	0.3
Accelerated depreciation	0.1	0.1	0.1	0.1	0.1	0.1	0.3	0.2	0.6	0.4
Other facility consolidation-related costs	0.5	0.3	0.8	0.5	0.6	0.4	0.2	0.1	2.0	1.3
Total	1.1	0.7	1.3	0.9	1.1	0.7	0.8	0.5	4.3	2.8

Other facility consolidation-related costs included in “Cost of goods sold” in the consolidated statements of income	0.4	0.2	0.7	0.4	0.4	0.2	0.2	0.1	1.6	1.0
Note: BT = before taxes; AT = after taxes

•
A fourth quarter charge of $0.6 million ($0.4 million after taxes) associated with the acquisition of Futura Industries by Bonnell Aluminum (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•
A fourth quarter charge of $0.5 million ($0.3 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A first quarter charge of $0.4 million ($0.2 million after taxes) associated with a non-recurring business development project (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A third quarter charge of $0.3 million ($0.2 million after taxes) for severance and other employee-related costs associated with restructurings in PE Films ($0.1 million) ($0.1 million after taxes) and Corporate ($0.2 million) ($0.1 million after taxes) (included in “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A fourth quarter charge of $0.3 million ($0.2 million after taxes) related to contingencies associated with the application of prior period Brazilian value-added tax credits in Flexible Packaging Films (included in “Cost of goods sold” in the consolidated statements of income);

•	A fourth quarter charge of $0.2 million ($0.1 million after taxes) associated with asset impairments in PE Films;

•
A fourth quarter gain of $0.1 million ($0.0 million after taxes) related to contractual indemnifications associated with the anticipated settlement of a Terphane pre-acquisition contingency (included in “Other income (expense), net” in the consolidated statements of income); and

•
A fourth quarter gain of $0.1 million ($0.1 million after taxes) associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana, which includes a pretax gain of $0.2 million ($0.1 million after taxes) related to the sale of the property, partially offset by pretax charges of $0.1 million ($0.0 million after taxes) associated with the shutdown of this facility and a third quarter charge of $0.3 million ($0.2 million after taxes) associated with shutdown costs.

Results in 2016 include a net unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $1.6 million ($1.2 million after taxes). The Company recorded an unrealized loss on its investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $1.0 million ($0.7 million after taxes) in the fourth quarter of 2016. See Note 4 for additional information on investments.
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
The Company expects to recognize costs associated with the exit and disposal activities of approximately $5-6 million over the project period. Exit and disposal costs include severance charges and other employee-related expenses arising from the termination of employees of approximately $3-4 million and equipment transfers and other facility consolidation-related costs of approximately $2 million. During the same period of time, operating expenses will include the acceleration of approximately $3 million of non-cash depreciation expense for certain machinery and equipment at the Lake Zurich manufacturing facility. Total expenses associated with the North American facility consolidation project were $4.3 million in the full year 2016 with $2.1 million ($1.3 million after taxes) included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” and $2.2 million ($1.4 million after taxes) included in “Cost of goods sold” in the consolidated statements of income. As of December 31, 2016, total expenses incurred since the project began in the third quarter of 2015 were $6.5 million ($4.1 million after taxes).
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
Cash expenditures for the North American facility consolidation project were $10.2 million in the full year 2016, which includes capital expenditures of $8.2 million. As of December 31, 2016, total cash expenditures since the project began in the third quarter of 2015 were $13.8 million, which includes $11.1 million for capital expenditures.
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
PE Films closed its manufacturing facility in Red Springs, North Carolina in June 2014. The plant, which was a leased facility, was solely dedicated to producing babycare elastic laminate films for P&G, who has consolidated its North American suppliers for this product. The Red Springs manufacturing facility employed 66 people, and total charges incurred related to the shutdown, which primarily consisted of severance and other employee-related costs, were $0.7 million in 2014. Impairment charges were recognized to write down the machinery and equipment to the lower of their carrying value or estimated fair value. The estimated fair value of machinery and equipment that was evaluated for impairment was primarily based on estimates of the proceeds that the Company would receive if and/or when assets are sold. Estimates of the remaining fair value for the related machinery and equipment were based on both Level 2 and 3 inputs as defined under GAAP.

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

In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane to the U.S. since November 6, 2008 could be subject to duties associated with an anti-dumping duty order on imported polyester films from Brazil.  The Company contested the applicability of these anti-dumping duties to the films exported by Terphane, and a request was filed with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the anti-dumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  If U.S. Customs ultimately were to require the collection of anti-dumping duties because Commerce’s scope ruling was overturned on appeal, or otherwise, indemnifications for related liabilities are specifically provided for under the Terphane purchase agreement. In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of Flexible Packaging Films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission. The Court granted a motion by the plaintiffs to stay the appeal of the revocation decision pending the resolution of the scope appeal.  A decision by the Court in the scope appeal remains pending.

20	SELECTED QUARTERLY FINANCIAL DATA
Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2016
Sales	$207,333	$208,533	$207,702	$204,772
Gross profit	37,279	31,637	33,927	27,801
Net income	$7,281	$3,408	$12,048	$1,728
Earnings per share:
Basic	$0.22	$0.10	$0.37	$0.05
Diluted	$0.22	$0.10	$0.37	$0.05
Shares used to compute earnings per share:
Basic	32,654	32,716	32,818	32,856
Diluted	32,654	32,716	32,828	32,900
For the year ended December 31, 2015
Sales	$234,171	$221,245	$223,772	$216,989
Gross profit	37,415	29,748	33,468	40,249
Net income (loss)	$9,870	$594	$(36,723)	$(5,876)
Earnings (loss) per share:
Basic	$0.30	$0.02	$(1.13)	$(0.18)
Diluted	$0.30	$0.02	$(1.13)	$(0.18)
Shares used to compute earnings (loss) per share:
Basic	32,482	32,609	32,605	32,614
Diluted	32,628	32,746	32,605	32,614

Item 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	February 22, 2017	By	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2017.

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
(Carl E. Tack, III)
Director
(John M. Steitz)

EXHIBIT INDEX

2.1
Stock Purchase Agreement, made as of October 1, 2012, by and among The William L. Bonnell Company, Inc., AACOA, Inc., the shareholders of AACOA, Inc., and Daniel G. Formsma, as the representative of the shareholders of AACOA, Inc. (filed as Exhibit 2.1 to Tredegar Corporation’s (“Tredegar’s”) Current Report on Form 8-K (File No. 1-10258), filed on October 3, 2012, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

2.2
Membership Interest Purchase Agreement, dated as of October 14, 2011, by and among TAC Holdings, LLC, Gaucho Holdings B.V. and Tredegar Film Products Corporation (filed as Exhibit 2.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on October 19, 2011, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request)

2.3
Stock Purchase Agreement, dated as of February 1, 2017, by and among Futura Industries Corporation, Futura Corporation, Susan D. Johnson, The Susan D. Johnson Trust, Ken Wells, The William L. Bonnell Company, Inc., and, in his capacity as Sellers’ Representative, Brent F. Lloyd (filed as Exhibit 2.1 of Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 2, 2017, and incorporated herein by reference). (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Tredegar agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibit or schedule upon request.)

3.1
Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.1
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar (filed as Exhibit 3.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

3.1.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar, as of May 24, 2013 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 29, 2013 and incorporated herein by reference)

3.1.3
Articles of Amendment to Amended and Restated Articles of Incorporation of Tredegar Corporation, as of May 4, 2016 (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on May 6, 2016, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on August 10, 2015, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

4.2
Credit Agreement, dated as of March 1, 2016, among Tredegar Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, SunTrust Bank, Citizens Bank of Pennsylvania and PNC Bank, National Association, as co-syndication agents, and U.S. Bank National Association, BMO Harris Bank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the other lenders party thereto (filed as Exhibit 4.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2016, and incorporated herein by reference).

4.2.1
Guaranty, dated as of March 1, 2016, by and among the subsidiaries of Tredegar Corporation listed on the signature pages thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Holders of Guaranteed Obligations (as defined therein) (filed as Exhibit 4.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2016, and incorporated herein by reference).

4.2.2
Pledge and Security Agreement, dated as of March 1, 2016, by and among Tredegar Corporation and the subsidiaries of Tredegar Corporation listed on the signature pages thereto and JPMorgan Chase Bank, N.A., as administrative agent, for the ratable benefit of the Secured Parties (as defined therein) (filed as Exhibit 4.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2016, and incorporated herein by reference).

10.1
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1
Amendment to the Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.6 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2013, and incorporated herein by reference)

*10.6.1
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.8
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on April 3, 2014, and incorporated herein by reference)

*10.9
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions  (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.10
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.11
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.12
Summary of Director Compensation for Fiscal 2015 (filed as Exhibit 10.15 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2015, and incorporated herein by reference)

10.13
Agreement, dated as of February 19, 2014, by and among Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

*10.14
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2015, and incorporated herein by reference)

*10.15
Form of Notice of Stock Award and Stock Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2015, and incorporated herein by reference)

*10.16
Severance Agreement with D. Andrew Edwards, dated June 25, 2015 (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

*10.16.1
First Amendment to Severance Agreement with D. Andrew Edwards, dated February 25, 2016 (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*+10.17	Severance Agreement with Michael J. Schewel, dated May 9, 2016

+21	Subsidiaries of Tredegar

+23.1	Consent of PricewaterhouseCoopers, LLC, Independent Registered Public Accounting Firm

+23.2	Consent of Dixon Hughes Goodman LLP, Independent Auditors

+23.3	Consent of Ernst & Young LLP, Independent Auditors

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

+99	Financial Statements of kaleo, Inc. and Independent Auditors’ Reports

+101	XBRL Instance Document and Related Items

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith