Form 10-K/A
TREDEGAR CORP
filed 2017-02-23
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Tredegar Corporation (the "Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”) with the U.S. Securities and Exchange Commission (the "SEC") on February 22, 2017. The Company is filing this Amendment No. 1 (“Amendment”) to Annual Report on Form 10-K/A for the sole purpose of filing the Exhibits 10.12, 10.17 and 21 to the Form 10-K. No revisions are being made to the Company’s financial statements. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures that may be affected by subsequent events. No other changes are being made to any other disclosure contained in the Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

EXHIBIT INDEX

*+10.12	Summary of Director Compensation for Fiscal 2016

*+10.17	Severance Agreement with Michael J. Schewel, dated May 9, 2016

+21	Subsidiaries of Tredegar Corporation

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

*	Denotes compensatory plans or arrangements or management contracts.

+	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREDEGAR CORPORATION (Registrant)

Dated:	February 23, 2017	By	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer