Form 10-Q
period 2017-03-31
TREDEGAR CORP
filed 2017-05-02
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of April 28, 2017: 33,032,440

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$28,864	$29,511
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,298 in 2017 and $3,102 in 2016	121,031	97,388
Income taxes recoverable	4,668	7,518
Inventories	76,473	66,069
Prepaid expenses and other	8,317	7,738
Total current assets	239,353	208,224
Property, plant and equipment, at cost	846,646	797,630
Less accumulated depreciation	(543,988)	(536,905)
Net property, plant and equipment	302,658	260,725
Goodwill and other intangibles, net	191,564	151,423
Other assets and deferred charges	34,092	30,790
Total assets	$767,667	$651,162
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$94,123	$81,342
Accrued expenses	37,283	38,647
Total current liabilities	131,406	119,989
Long-term debt	193,000	95,000
Deferred income taxes	21,181	21,110
Other noncurrent liabilities	103,277	104,280
Total liabilities	448,864	340,379
Commitments and contingencies (Notes 1 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,032,440 at March 31, 2017 and 32,933,807 at December 31, 2016)	33,030	32,007
Common stock held in trust for savings restoration plan (69,940 shares at March 31, 2017 and 69,622 shares at December 31, 2016)	(1,505)	(1,497)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(89,338)	(93,970)
Gain on derivative financial instruments	1,237	863
Pension and other post-retirement benefit adjustments	(88,177)	(90,127)
Retained earnings	463,556	463,507
Total shareholders’ equity	318,803	310,783
Total liabilities and shareholders’ equity	$767,667	$651,162
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues and other items:
Sales	$221,026	$207,333
Other income (expense), net	3,286	770
	224,312	208,103
Costs and expenses:
Cost of goods sold	181,848	163,053
Freight	8,306	7,001
Selling, general and administrative	20,494	19,862
Research and development	4,558	4,977
Amortization of intangibles	1,241	956
Interest expense	1,180	1,085
Asset impairments and costs associated with exit and disposal activities, net of adjustments	564	672
Total	218,191	197,606
Income before income taxes	6,121	10,497
Income taxes	2,418	3,216
Net income	$3,703	$7,281

Earnings per share:
Basic	$0.11	$0.22
Diluted	$0.11	$0.22
Shares used to compute earnings per share:
Basic	32,920	32,654
Diluted	32,957	32,654
Dividends per share	$0.11	$0.11
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$3,703	$7,281
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $57 in 2017 and tax of $40 in 2016)	4,632	12,579
Derivative financial instruments adjustment (net of tax of $224 in 2017 and tax of $156 in 2016)	374	262
Amortization of prior service costs and net gains or losses (net of tax of $1,111 in 2017 and tax of $855 in 2016)	1,950	2,482
Other comprehensive income (loss)	6,956	15,323
Comprehensive income (loss)	$10,659	$22,604
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,703	$7,281
Adjustments for noncash items:
Depreciation	7,721	6,952
Amortization of intangibles	1,241	956
Deferred income taxes	(1,665)	306
Accrued pension and post-retirement benefits	2,632	2,891
(Gain)/loss on investment accounted for under the fair value method	(3,300)	(800)
(Gain)/loss on asset impairments and divestitures	50	256
Net (gain)/loss on disposal of assets	164	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(11,942)	(2,489)
Inventories	535	1,535
Income taxes recoverable/payable	2,887	1,937
Prepaid expenses and other	305	(824)
Accounts payable and accrued expenses	1,652	(13,585)
Pension and postretirement benefit plan contributions	(917)	(156)
Other, net	553	457
Net cash provided by operating activities	3,619	4,717
Cash flows from investing activities:
Capital expenditures	(12,718)	(7,974)
Acquisition	(87,038)	—
Proceeds from the sale of assets and other	31	676
Net cash used in investing activities	(99,725)	(7,298)
Cash flows from financing activities:
Borrowings	122,000	17,250
Debt principal payments	(24,000)	(14,250)
Dividends paid	(3,635)	(3,606)
Debt financing costs	—	(2,450)
Proceeds from exercise of stock options and other	695	(118)
Net cash provided by (used) in financing activities	95,060	(3,174)
Effect of exchange rate changes on cash	399	1,621
Decrease in cash and cash equivalents	(647)	(4,134)
Cash and cash equivalents at beginning of period	29,511	44,156
Cash and cash equivalents at end of period	$28,864	$40,022
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2017	$32,007	$463,507	$(1,497)	$(93,970)	$863	$(90,127)	$310,783
Net income	—	3,703	—	—	—	—	3,703
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $57)	—	—	—	4,632	—	—	4,632
Derivative financial instruments adjustment (net of tax of $224)	—	—	—	—	374	—	374
Amortization of prior service costs and net gains or losses (net of tax of $1,111)	—	—	—	—	—	1,950	1,950
Cash dividends declared ($0.11 per share)	—	(3,635)	—	—	—	—	(3,635)
Stock-based compensation expense	301	—	—	—	—	—	301
Issued upon exercise of stock options & other	695	—	—	—	—	—	695
Cumulative effect adjustment for adoption of stock-based comp accounting guidance	27	(27)	—	—	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—
Balance at March 31, 2017	$33,030	$463,556	$(1,505)	$(89,338)	$1,237	$(88,177)	$318,803
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2017, the consolidated results of operations for the three months ended March 31, 2017 and 2016, the consolidated cash flows for the three months ended March 31, 2017 and 2016, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2017. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.

The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2017 and 2016 for this segment references 13-week periods ended March 26, 2017 and March 27, 2016, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.

The financial position data as of December 31, 2016 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Form 10-K. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation (see Note 14 for additional detail).

2.
On February 15, 2017, Bonnell Aluminum acquired 100% of the stock of Futura Industries Corporation (“Futura”) on a net debt-free basis for approximately $92 million (the “Initial Purchase Price”). The amount actually funded in cash at the transaction date was approximately $87.0 million (the “Initial Cash Funding”), which was the Initial Purchase Price net of preliminary closing adjustments for working capital and seller transaction-related obligations assumed and subsequently paid by Bonnell Aluminum. The acquisition, which was funded using Tredegar’s existing revolving credit facility, will be treated as an asset purchase for U.S. federal income tax purposes.

Futura, headquartered in Clearfield, Utah, with a national sales presence and particular strength in the western U.S., designs and manufactures a wide range of extruded aluminum products, including branded flooring trims and TSLOTSTM, as well as OEM (original equipment manufacturer) components for truck grills, solar panels, fitness equipment and other applications. As a result of this transaction, Futura is now a wholly-owned subsidiary of the William L. Bonnell Company, Inc. (which is a wholly-owned subsidiary of Tredegar) and operates as a division of Bonnell Aluminum, and its results of operations are included in Tredegar’s consolidated financial statements from the date of acquisition.

Under the terms of the transaction, $5 million of the Initial Cash Funding was placed in escrow (the “Earnout Escrow”) and will be returned to Bonnell Aluminum if Futura does not achieve a targeted EBITDA level (as defined) for the last eleven months of the fiscal year ending December 2017. At the acquisition date, the Company performed a probability weighted assessment in order to determine the fair value of this contingent asset. The assessment estimated a fair value of $4.25 million, which would be returned to Bonnell Aluminum in early 2018, and accordingly, a receivable of $4.25 million was recognized by Bonnell Aluminum. The net purchase price for financial reporting purposes at the acquisition date was set at approximately $82.8 million (the “Initial Net Purchase Price”), which was the Initial Cash Funding less the receivable recognized.

Based upon management’s preliminary valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the preliminary allocation of the Initial Net Purchase Price is as follows:

(in Thousands)
Accounts receivable	$6,680
Inventories	10,342
Prepaid expenses and other current assets	240
Property, plant & equipment	32,662
Identifiable intangible assets:
Customer relationships	24,000
Trade names	6,700
Trade payables & accrued expenses	(8,135)
Total identifiable net assets	72,489
Initial Net Purchase Price	82,788
Goodwill	$10,299

The goodwill and other intangible asset balances associated with this acquisition will be deductible for tax purposes on a straight-line basis over a period of approximately 15 years. For financial reporting purposes, customer relationships are being amortized over 12 years and trade names are being amortized over 13 years. Goodwill is not subject to amortization for financial reporting purposes. Customer relationships were valued using the excess earnings approach. Trade names were valued using a relief from royalty approach. The Company does not anticipate marketing Futura’s products under a different brand in light of its strong name recognition and competitive advantage in its target markets.

The final net purchase price continues to be subject to certain post-closing adjustments. If information becomes available that indicates adjustments are required to the purchase price or the purchase price allocation prior to the end of the measurement period for finalizing the purchase price allocation, such adjustments will be included in the purchase price allocation by a cumulative adjustment to the financial statements.

For the quarter ended March 31 2017, Tredegar’s consolidated results of operations and its Aluminum Extrusions business segment included for the 40-day fiscal period Futura was owned, Futura sales of $8.3 million and operating profit from ongoing operations of $0.9 million. Depreciation and amortization and capital expenditures for Futura for this same period were $0.5 million and $0.4 million, respectively.

The following unaudited supplemental pro forma data presents Tredegar’s consolidated sales, net income and related earnings per share as if the acquisition of Futura had been consummated at the beginning of 2017 and 2016, and is not necessarily indicative of the Company’s financial performance if the acquisition had actually been consummated as of those dates, or of future performance. The supplemental unaudited pro forma measures for the quarters ended March 31, 2017 and 2016 are presented below:

Tredegar Pro Forma Results with Futura Acquisition	Quarter Ended
(In Thousands, Except Per Share Data)	March 31, 2017	March 31, 2016
Sales	$228,036	$226,659
Net income	$3,358	$8,132
Earnings per share:
Basic	$0.10	$0.25
Diluted	$0.10	$0.25

Futura’s pre-acquisition results for the period from January 1 to February 14, 2017, and therefore the pro forma information for 2017 presented above, were adversely impacted by significant disruptions to manufacturing operations and sales caused by the renovation of its anodizing line. The actual accretion to Tredegar’s diluted earnings per share from Futura for the 40-day fiscal period since the acquisition date was one cent per share.

The Company’s pro forma net income was computed for the periods shown as: (i) the Company’s reported net income, plus (ii) Futura’s historical pre-acquisition period earnings before interest, taxes, depreciation and amortization and excluding one-time purchase accounting and transaction-related expenses, minus (iii) the pro forma pre-acquisition period depreciation and amortization for Futura under purchase accounting for the Company, minus (iv) the pro forma pre-acquisition period interest expense for the Company applied at an annual rate of 3.0% to the $87.0 million Initial Cash Funding, minus (v) the pro forma pre-acquisition period income taxes applied at a rate of 39.1% to the pro forma pre-acquisition earnings before income taxes computed from items (ii) through (iv).

3.
Plant shutdowns, asset impairments, restructurings and other items are shown in the net sales and operating profit by segment table in Note 10 and are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted below.

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2017 include:

•
Pretax charges of $3.3 million related to the acquisition of Futura i) associated with accounting adjustments of $1.7 million made to the value of inventory sold by Aluminum Extrusions after its acquisition of Futura(included in “Cost of goods sold” in the consolidated statements of income), and ii) acquisition costs of $1.5 million and iii) integration costs of $0.1 million (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•
Pretax charges of $1.7 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films of $1.4 million and by Bonnell of $0.3 million (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.4 million related to the explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia, which includes excess production costs of $0.3 million (included in “Cost of goods sold” in the consolidated statements of income) for which recovery from insurance carriers is not assured, and legal and consulting fees of $0.1 million (included in “Selling, general and administrative expenses” in the consolidated statements of income).

•
Pretax charges of $0.7 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which consists of severance and other employee-related costs of $0.2 million, asset impairments of $0.1 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($0.2 million included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.3 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Carthage, Tennessee (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.3 million associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statements of net sales and operating profit by segment); and

•
Pretax charges of $0.3 million for severance and other employee-related costs associated with restructurings in Corporate (included in “Corporate expenses, net” in the statements of net sales and operating profit by segment).

Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2016 include:

•
Pretax charges of $1.1 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.2 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.5 million ($0.4 million is included in “Cost of goods sold” in the consolidated statements of income); and

•
Pretax charges of $0.4 million associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statements of net sales and operating profit by segment).

Results in the first quarter of 2017 and 2016 include an unrealized gain on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income), of $3.3 million ($2.5 million after taxes) and $0.8 million ($0.6 million after taxes), respectively. See Note 7 for additional information on investments.

A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the three months ended March 31, 2017 is as follows:

(In Thousands)	Severance	Asset Impairments	Other (a)	Total
Balance at January 1, 2017	$1,854	$—	$554	$2,408
Changes in first quarter of 2017:
Charges	445	50	69	564
Cash spent	(227)	—	(70)	(297)
Charges against assets	—	(50)	—	(50)
Balance at March 31, 2017	$2,072	$—	$553	$2,625
(a) Other includes other facility consolidation-related costs associated with the consolidation of North American PE Films manufacturing facilities and other shutdown-related costs associated with the shutdown and sale of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

In July 2015, the Company announced its intention to consolidate its domestic production for PE Films by restructuring the operations in its manufacturing facility in Lake Zurich, Illinois. Efforts to transition domestic production from the Lake Zurich manufacturing facility will require various machinery upgrades and equipment transfers to its other manufacturing facilities. The Company anticipates that these activities will be completed in the second half of 2017. Total pretax cash expenditures associated with this restructuring and consolidation are expected to be approximately $17 million over the project period, and once complete, annual pretax cash cost savings are expected to be approximately $5-6 million.

Total expenses associated with the North American facility consolidation project were $0.7 million in the first three months of 2017 ($0.4 million included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” and $0.3 million included in “Cost of goods sold” in the consolidated statements of income). As of March 31, 2017, total expenses incurred since the project began in the third quarter of 2015 were $7.2 million.

Total estimated cash expenditures of $17 million over the project period include the following:

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

Cash expenditures for the North American facility consolidation project were $0.4 million in the first three months of 2017, which includes capital expenditures of $0.1 million. As of March 31, 2017, total cash expenditures since the project began in the third quarter of 2015 were $14.1 million, which includes $11.2 million for capital expenditures.

4.	The components of inventories are as follows:

	March 31,	December 31,
(In Thousands)	2017	2016
Finished goods	$21,639	$16,215
Work-in-process	9,883	8,590
Raw materials	27,499	23,733
Stores, supplies and other	17,452	17,531
Total	$76,473	$66,069

5.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In Thousands)	2017	2016
Weighted average shares outstanding used to compute basic earnings per share	32,920	32,654
Incremental dilutive shares attributable to stock options and restricted stock	37	—
Shares used to compute diluted earnings per share	32,957	32,654
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three months ended March 31, 2017, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 263,596. For the three months ended March 31, 2016, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 692,014.

6.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2017	$(93,970)	$863	$(90,127)	$(183,234)
Other comprehensive income (loss) before reclassifications	4,632	237	—	4,869
Amounts reclassified from accumulated other comprehensive income (loss)	—	137	1,950	2,087
Net other comprehensive income (loss) - current period	4,632	374	1,950	6,956
Ending balance, March 31, 2017	$(89,338)	$1,237	$(88,177)	$(176,278)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2016	$(112,807)	$(373)	$(95,539)	$(208,719)
Other comprehensive income (loss) before reclassifications	12,579	(342)	—	12,237
Amounts reclassified from accumulated other comprehensive income (loss)	—	604	2,482	3,086
Net other comprehensive income (loss) - current period	12,579	262	2,482	15,323
Ending balance, March 31, 2016	$(100,228)	$(111)	$(93,057)	$(193,396)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended March 31, 2017 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(233)	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(218)
Income tax expense (benefit)	(81)	Income taxes
Total, net of tax	$(137)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,061)	(a)
Income tax expense (benefit)	(1,111)	Income taxes
Total, net of tax	$(1,950)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended March 31, 2016 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(984)	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(969)
Income tax expense (benefit)	(365)	Income taxes
Total, net of tax	$(604)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,337)	(a)
Income tax expense (benefit)	(855)	Income taxes
Total, net of tax	$(2,482)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

7.
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. Tredegar’s ownership interest on a fully diluted basis was approximately 19% at March 31, 2017, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

The estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheets) was $23.5 million at March 31, 2017 and $20.2 million at December 31, 2016. Unrealized gains of $3.3 million and $0.8 million were recognized in the first quarter of 2017 and 2016, respectively. The change in the estimated fair value of the Company’s holding in kaléo in the first quarter of

2017 and 2016 primarily related to favorable adjustments in the fair value for the passage of time associated with achieving product development and commercialization milestones that are discounted at 45% for their high degree of risk.
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
In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with meeting development and commercialization milestones as anticipated. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at both March 31, 2017 and December 31, 2016. At March 31, 2017, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have increased the fair value of the Company’s interest in kaléo by approximately $6 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $5 million.

Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at March 31, 2017 and December 31, 2016 and condensed statements of operations for the three months ended March 31, 2017 and 2016, as reported to the Company by kaléo, are provided below:

(In Thousands)	March 31, 2017	December 31, 2016		March 31, 2017	December 31, 2016
Assets:			Liabilities & Equity:
Cash & short-term investments	$103,274	$102,329
Restricted cash	30	31	Current liabilities	$100,299	$50,134
Other current assets	49,319	15,391	Long term debt, net	143,536	143,380
Property & equipment	12,055	13,011	Other noncurrent liabilities	826	822
Other long-term assets	377	472	Equity	(79,606)	(63,102)
Total assets	$165,055	$131,234	Total liabilities & equity	$165,055	$131,234

	Three Months Ended March 31,
	2017	2016
Revenues & Expenses:
Revenues, net (a)	$22,488	$(3,050)
Cost of goods sold	(5,924)	(3,622)
Expenses and other, net (b)	(33,408)	541
Income tax benefit (expense)	—	(8)
Net loss	$(16,844)	$(6,139)
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

The Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a carrying value (included in “Other assets and deferred charges”) of $1.7 million at March 31, 2017 and December 31, 2016. The carrying value at March 31, 2017 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. No withdrawal proceeds were received in the first three months of 2016 and 2017). The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2017. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.1 million (9.3 million pounds of aluminum) at March 31, 2017 and $8.0 million (9.6 million pounds of aluminum) at December 31, 2016.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$896	Prepaid expenses and other	$308
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$(12)	Prepaid expenses and other	$(37)
Net asset (liability)		$884		$271
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
The effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2017 and 2016 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended March 31,
	2017	2016	2017	2016
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$380	$(550)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (loss) (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss) (effective portion)	$(233)	$(984)	$15	$15
As of March 31, 2017, the Company expects $0.6 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2017 and 2016, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

9.
The Company sponsors noncontributory defined benefit (pension) plans covering certain current and former employees. The plan for salaried and hourly employees currently in effect is based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan was closed to new participants and pay for active plan participants of the plan was frozen as of December 31, 2007. With the exception of plan participants at one of Tredegar’s U.S. manufacturing facilities, the plan no longer accrues benefits associated with crediting employees for service, thereby freezing future benefits under the plan.

The components of net periodic benefit cost for the pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2017	2016	2017	2016
Service cost	$58	$72	$9	$11
Interest cost	3,164	3,365	76	85
Expected return on plan assets	(3,736)	(3,978)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,123	3,384	(61)	(48)
Net periodic benefit cost	$2,609	$2,843	$24	$48
Pension and other post-retirement liabilities were $94.7 million and $96.0 million at March 31, 2017 and December 31, 2016, respectively ($0.6 million included in “Accrued expenses” at March 31, 2017 and December 31, 2016, with the remainder included in “Other noncurrent liabilities” in the consolidated balance sheets). The Company’s required contributions are expected to be approximately $6 million in 2017. Contributions to the pension plan during the first three months of 2017 were $0.8 million. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2016, or $0.3 million.

10.
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

The following table presents net sales and operating profit by segment for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In Thousands)	2017	2016
Net Sales
PE Films	$86,411	$88,481
Flexible Packaging Films	26,710	26,377
Aluminum Extrusions	99,599	85,474
Total net sales	212,720	200,332
Add back freight	8,306	7,001
Sales as shown in the Consolidated Statements of Income	$221,026	$207,333
Operating Profit (Loss)
PE Films:
Ongoing operations	$9,031	$10,235
Plant shutdowns, asset impairments, restructurings and other	(2,068)	(1,135)
Flexible Packaging Films:
Ongoing operations	(1,998)	2,032
Plant shutdowns, asset impairments, restructurings and other	—	—
Aluminum Extrusions:
Ongoing operations	9,829	7,499
Plant shutdowns, asset impairments, restructurings and other	(4,341)	(7)
Total	10,453	18,624
Interest income	74	37
Interest expense	1,180	1,085
Gain on investment accounted for under fair value method	3,300	800
Stock option-based compensation costs	3	(37)
Corporate expenses, net	6,523	7,916
Income before income taxes	6,121	10,497
Income taxes	2,418	3,216
Net income	$3,703	$7,281
The following table presents identifiable assets by segment at March 31, 2017 and December 31, 2016:

(In Thousands)	March 31, 2017	December 31, 2016
PE Films	$286,824	$278,558
Flexible Packaging Films	156,568	156,836
Aluminum Extrusions	257,557	147,639
Subtotal	700,949	583,033
General corporate	37,854	38,618
Cash and cash equivalents	28,864	29,511
Total	$767,667	$651,162

11.
Tredegar recorded tax expense of $2.4 million on pretax net income of $6.1 million in the first three months of 2017. Therefore, the effective tax rate in the first three months of 2017 was 39.5%, compared to 30.6% in the first three months of 2016. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2017 and 2016 are as follows:

	Percent of Income Before Income Taxes
Three Months Ended March 31,	2017	2016
Income tax expense at federal statutory rate	35.0	35.0
Foreign rate differences	5.9	(0.9)
State taxes, net of federal income tax benefit	4.2	0.6
Valuation allowance for foreign operating loss carry-forwards	2.3	0.1
Non-deductible expenses	1.9	1.0
Changes in estimates related to prior year tax provision	1.9	(0.2)
Income tax contingency accruals and tax settlements	1.2	0.9
Unremitted earnings from foreign operations	(1.1)	(0.9)
Research and development tax credit	(2.4)	(0.9)
Domestic production activities deduction	(2.8)	(2.7)
Foreign investment write-up	(6.6)	(0.3)
Valuation allowance for capital loss carry-forwards	—	(1.1)
Effective income tax rate	39.5	30.6
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Ltda. because the Company had intended to permanently reinvest these earnings. Due to concerns about the political and economic conditions in Brazil, Terphane Ltda. began making cash distributions to the Company in 2016. During the second quarter of 2016, Terphane Ltda. paid a dividend of $10.7 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no unrecorded deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of March 31, 2017 and December 31, 2016.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Holdings LLC’s (“Terphane”) manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a retroactive commencement date of January 1, 2015. No benefit was recognized from these tax incentives in the first three months of 2017 or 2016.
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
Income taxes in 2017 included a partial reversal of a valuation allowance of less than $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments that were recognized in prior years. Income taxes in 2016 included the partial reversal of a valuation allowance of $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments. The Company had a valuation allowance for excess capital losses from investments and other related items of $11.2 million at March 31, 2017. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With few exceptions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2013.

12.
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

At March 31, 2017, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
The most restrictive covenants in the Credit Agreement include:

•	Maximum indebtedness-to-adjusted EBITDA (“Leverage Ratio:) of 4.00x;

•	Minimum adjusted EBIT-to-interest expense of 2.50x; and

•
Maximum aggregate distributions to shareholders over the term of the Credit Agreement of $100 million plus, beginning with the fiscal quarter ended March 31, 2016, 50% of net income and, at a Leverage Ratio of equal to or greater than 3.00x, a limitation on such payments for the succeeding quarter at the greater of (i) $4 million and (ii) 50% of consolidated net income for the most recent fiscal quarter, and, at a Leverage Ratio of equal to or greater than 3.50x, the prevention of such payments for the succeeding quarter unless the fixed charge coverage ratio is equal to or greater than 1.20x.

The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. As of March 31, 2017, Tredegar was in compliance with all financial covenants outlined in the Credit Agreement.

13.
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

In July 2015, the FASB issued new guidance for the measurement of inventories. Inventories within the scope of the revised guidance should be measured at the lower of cost or net realizable value. The previous guidance dictated that inventory should be measured at the lower of cost or market, with market being either replacement cost, net realizable value or net realizable value less an approximation of normal profit margin. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventories measured using LIFO or the retail inventory method. The amendments should be applied prospectively, with early adoption permitted. The Company adopted the new guidance prospectively in the first quarter of 2017, and the adoption of this guidance did not have a material impact on the consolidated financial statements.
In January 2016, the FASB issued amended guidance associated with accounting for equity investments measured at fair value. The amended guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amended guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amended guidance is effective for fiscal years beginning after December 31, 2017, including the interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the update. Early adoption is permitted under limited, specific circumstances. The guidance is not expected to have a material impact upon the Company.
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
In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation were recognized in "Income taxes" in the consolidated statements of income rather than in "Common stock" in the consolidated balance sheets and were applied on a prospective basis. If these amounts had been included in the consolidated statements of income in previous years, net income would have been reduced by $0.5 million in the first quarter of 2016 ($1.1 million for the full year 2016). Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements were implemented on a retrospective basis. In addition, the updated guidance allows the Company to make an accounting policy election related to how forfeitures will impact the recognition of stock compensation cost. Previously, entities were required to estimate forfeitures at the grant date, accounting for estimated forfeitures over the requisite service period. Under the updated guidance, the Company can choose, and the Company has elected, to account for forfeitures as they occur. The Company adopted the updated guidance in the first quarter of 2017, and the adoption of this guidance did not have a material impact on the consolidated financial statements.
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
In January 2017, the FASB issued guidance to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when such a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company is currently evaluating the impact of adopting this guidance.
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

In March 2017, the FASB issued final guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). Currently, net benefit cost is reported as an employee cost within operating income. This new guidance requires the bifurcation of net periodic pension and postretirement benefit costs. Service cost will be part of operating income (and is the only piece eligible to be capitalized). All other components will be shown outside of operations. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and should be applied on a retrospective basis. Early adoption is permitted only in the first quarter of the reporting year. The Company is currently evaluating the impact of adopting this guidance.

15.
On April 28, 2017, Tredegar settled outstanding escrow agreements that secured the Company’s exposure to certain tax and legal risks.  In exchange for terminating the agreements, the Company assumed certain liabilities and received $12 million.  Tredegar expects to recognize a gain associated with this transaction during the second quarter of 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following: we have an underfunded defined benefit (pension) plan to which we will be required to make contributions; our performance is influenced by costs incurred by our operating companies, including, for example, the cost of raw materials and energy; our substantial international operations subject us to risks of doing business in countries outside the U.S., which could adversely affect our consolidated financial condition, results of operations and cash flows; we may not be able to successfully identify, complete or integrate strategic acquisitions; acquired businesses, including Futura Industries Corporation (“Futura”), may not achieve the levels of revenue, profit, productivity, or otherwise perform as we expect; acquisitions, including Futura, involve special risks, including without limitation, diversion of management’s time and attention from our existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements; PE Films is highly dependent on sales associated with its top five customers, the largest of which is The Procter & Gamble Company, and the loss or significant reduction of sales associated with one or more of these customers could have a material adverse effect on our business; growth of PE Films depends on its ability to develop and deliver new products at competitive prices; the failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact its sales and operating margins; uncertain economic conditions in Brazil could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films; an impairment on our long-lived intangible assets, including goodwill, could have a material non-cash impact on our results of operations; and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (“the SEC”) from time to time, including the risks and important factors set forth in additional detail in “Risk Factors” in Part II, Item 5 and in Part I, Item 1A of Tredegar’s 2016 Annual Report on Form 10-K, as amended (the “2016 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2016 Form 10-K. Tredegar does not undertake, and expressly disclaims any duty, to update any forward-looking statement to reflect any change in management’s expectations or any change in conditions, assumptions or circumstances on which such statements are based, except as required by applicable law.
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
First-quarter 2017 net income was $3.7 million ($0.11 per share) compared with a net income of $7.3 million ($0.22 per share) in the first quarter of 2016. Other losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 10 for a presentation of Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2017 and 2016.

On February 15, 2017, Bonnell Aluminum acquired Futura on a net debt-free basis for approximately $92 million. The amount actually funded in cash at the transaction date was approximately $87.0 million, which was net of preliminary closing adjustments for working capital and seller transaction-related obligations assumed and subsequently paid by Bonnell Aluminum. The Company may be refunded up to $5 million if Futura does not meet certain performance requirements for the 2017 fiscal year. The acquisition, which was funded using Tredegar’s secured revolving credit agreement, is being treated as an asset purchase for U.S. federal income tax purposes.
Futura, headquartered in Clearfield, Utah, with a national sales presence and particular strength in the western U.S., designs and manufactures a wide range of extruded aluminum products, including branded flooring trims and TSLOTSTM, as well as OEM (original equipment manufacturer) components for truck grills, solar panels, fitness equipment and other applications. See Note 2 for more details on the acquisition of Futura.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

			Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	First Quarter
	2017	2016
Sales volume (lbs)	35,056	37,886	(7.5)%
Net sales	$86,411	$88,481	(2.3)%
Operating profit from ongoing operations	$9,031	$10,235	(11.8)%
First-Quarter Results vs. Prior Year First Quarter Results
Net sales (sales less freight) in the first quarter of 2017 decreased by $2.1 million versus 2016 primarily due to:

•	Volume reductions from the winding down of lost business ($3.8 million), which was substantially completed by the end of 2016;

•	An increase in surface protection films revenue ($1.4 million) primarily due to a stronger LCD market and improved sales mix; and

•	Higher net volume for other personal care materials ($0.3 million).
Operating profit from ongoing operations in the first quarter of 2017 decreased by $1.2 million versus the first quarter of 2016 primarily due to:

•
Lower contribution to profits from known lost business and product transitions in personal care ($1.3 million), partially offset by higher contribution to profits from surface protection films ($0.5 million), primarily due to a favorable sales mix;

•	The favorable lag in the pass-through of average resin costs of $0.2 million in the first quarter of 2017 versus the favorable lag of $0.7 million in 2016; and

•
Realized cost savings of $0.4 million associated with the previously announced project to consolidate domestic manufacturing facilities in PE Films (“North American facility consolidation”), partially offset by production inefficiencies in personal care ($0.2 million).

The North American facility consolidation is expected to be completed in the second half of 2017. Once complete, annualized pretax cash cost savings are expected to be approximately $5-6 million. Total pretax cash expenditures for this multi-year project are expected to be approximately $17 million (which includes $11 million of capital expenditures), of which $14.1 million has been spent as of March 31, 2017. See Note 3 for more details.
The surface protection operating segment of the PE Films reporting segment supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
As previously discussed, the Company believes that over the next few years, there is an increased risk that a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. The Company estimates on a preliminary basis that the annual adverse impact on ongoing operating profit from customer shifts to alternative processes or materials in surface protection is in the range of up to $5 to $10 million. Given the technological and commercial complexity involved in bringing these alternative processes or materials to market, the Company is very uncertain as to the timing and ultimate amount of the possible transitions. In response, the Company is aggressively pursuing new surface protection products, applications and customers.
The Company continues to anticipate a significant additional product transition in its personal care business after 2018 that could possibly have an adverse impact on ongoing operating profit, but the impact, if any, is uncertain at this time. The competitive dynamics in the personal care business require continuous development of new materials for customers, which include the leading global and regional personal care producers.  The product development process for personal care materials, which spans from idea inception to product commercialization, is typically 24 to 48 months.
R&D spending in PE Films has increased significantly over the past several years, and was approximately $12 million in 2014, $16 million in 2015 and $19 million in 2016. R&D spending in 2017 is projected to be comparable to 2016.
Amounts estimated for the expected impact on future profits of lost business and product transitions are provided on a stand-alone basis and do not include any potential offsets such as sales growth, cost reductions or new product developments.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $4.3 million in the first three months of 2017 compared to $6.3 million in the first three months of 2016. PE Films currently estimates that total capital expenditures in 2017 will be $30 million, including approximately $10 million for routine capital expenditures required to support operations. Capital spending for strategic projects in 2017 includes capacity expansion for elastics and acquisition distribution layer materials, in addition to other growth and strategic projects. Depreciation expense was $3.5 million in the first three months of 2017 and $3.4 million in the first three months of 2016. Depreciation expense is projected to be $15 million in 2017.
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
    A summary of operating results from ongoing operations for Flexible Packaging Films is provided below:

			Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	First Quarter
	2017	2016
Sales volume (lbs)	22,062	20,662	6.8%
Net sales	$26,710	$26,377	1.3%
Operating profit (loss) from ongoing operations	$(1,998)	$2,032	NA
First-Quarter Results vs. Prior Year First Quarter Results
Sales volume improved by 6.8% in the first quarter of 2017 compared with the first quarter of 2016 primarily due to higher demand, primarily in its markets outside of Brazil. Net sales in the first quarter of 2017 increased 1.3% versus the first quarter of 2016 due to higher sales volume partially offset by lower prices in a competitive market and a less favorable sales mix.

Terphane had an operating loss from ongoing operations in the first quarter of 2017 of $2.0 million versus an operating profit from ongoing operations in the first quarter of 2016 of $2.0 million. The resulting unfavorable change of $4.0 million for the period was primarily due to:

•
Lower margins from competitive pricing pressures that primarily relate to ongoing excess global capacity in the industry, particularly in Latin America, unfavorable economic conditions in Brazil, and inefficiencies from lower-than-planned production, partially offset by higher volume (net unfavorable impact of $1.0 million);

•
Foreign currency transaction losses of $0.3 million in the first quarter of 2017 versus $1.7 million of losses in the first quarter of 2016, associated with U.S. dollar denominated export sales in Brazil;

•	The unfavorable lag in the pass-through of raw material costs of $1.2 million in the first quarter of 2017 versus the favorable lag of $1.0 million in 2016; and

•
Higher costs and expenses of $2.2 million primarily related to the adverse impact of high inflation in Brazil and the appreciation by approximately 24% of the average exchange rate for the Brazilian Real relative to the U.S. Dollar.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $0.5 million in the first three months of 2017 compared to $0.7 million in the first three months of 2016. Terphane currently estimates that total capital expenditures in 2017 will be $4 million, including $3 million for routine capital expenditures required to support operations. Depreciation expense was $1.9 million in the first three months of 2017 and $1.5 million in the first three months of 2016. Depreciation expense is projected to be $7 million in 2017. Amortization expense was $0.7 million in the first three months of 2017 and $0.7 million in the first three months of 2016, and is projected to be $3 million in 2017.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

			Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	First Quarter
	2017	2016
Sales volume (lbs)	44,970	41,468	8.4%
Net sales	$99,599	$85,474	16.5%
Operating profit from ongoing operations	$9,829	$7,499	31.1%
First-Quarter Results vs. Prior Year First Quarter Results
Net sales in the first quarter of 2017 increased versus 2016 primarily due to the addition of Futura. Futura contributed net sales of $8.3 million in the first quarter of 2017 for the 40-day period included in Tredegar’s results. Excluding the impact of Futura, net sales were higher due to improved sales volume (up 2.2%) and an increase in average selling prices due to the pass-through to customers of higher market-driven raw material costs.
Higher volume on an organic basis, which had a positive impact on sales of $2.2 million, was primarily in the automotive market (reflecting continued growth in the use of aluminum in the automotive sector) and specialty markets.  The Company believes lower sales volume experienced for aluminum extrusions used in the building and construction market was primarily due to downtime from upgrades made on a paint line that serves this market. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $4.4 million.
Operating profit from ongoing operations in the first quarter of 2017 increased by $2.3 million in comparison to the first quarter of 2016. Excluding the favorable profit impact of Futura ($0.9 million), operating profit from ongoing operations increased $1.4 million as a result of higher sales volume ($0.4 million) and operational efficiencies ($1.0 million).
Cast House Explosion
On June 29, 2016, the Bonnell Aluminum plant in Newnan, Georgia suffered an explosion in the casting department, resulting in injuries to five employees. The explosion caused significant damage to the cast house and related equipment. The Company is in the process of replacing the damaged casting equipment and expects the cast house to be back in production by the end of the second quarter of 2017. The Newnan plant is currently sourcing raw materials for its extrusion process from other Bonnell plants and from third party vendors. Bonnell Aluminum has various forms of insurance to cover losses associated with this type of event.
During the first quarter of 2017, Bonnell incurred $2.0 million of additional expenses associated with the explosion, and $1.6 million of this amount has been fully offset by anticipated insurance recoveries. Insurance recoveries for the remaining $0.4 million is not assured and are included in “Plant shutdowns, asset impairments, restructurings and other” in the Net Sales and Operating Profit by Segment and in “Cost of goods sold” in the Consolidated Statements of Income. As the insurance recovery process progresses, additional insurance recoveries are expected.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $8.0 million in the first quarter of 2017 (including $0.4 million associated with Futura since it was acquired), compared to $0.9 million in the first quarter of 2016. Capital expenditures are projected to total $23 million in 2017, including approximately $9 million to complete the extrusions capacity expansion project at the Niles, Michigan plant, expenditures to fix the damage caused by the cast house explosion net of related insurance recoveries (facility upgrades of approximately $2 million will not be covered by insurance reimbursements), $9 million for routine items required to support legacy operations, and $2 million to support the operations of Futura. Depreciation expense was $2.4 million in the first quarter of 2017, which included $0.3 million from the addition of Futura, compared to $2.0 million in the first quarter of 2016, and is projected to be approximately $13 million in 2017. Amortization expense was $0.5 million in the first quarter of 2017, which included $0.2 million from the addition of Futura, and $0.3 million in the first quarter of 2016, and is projected to be approximately $3 million in 2017.
Corporate Expenses, Interest and Taxes
Pension expense was $2.6 million in the first three months of 2017, a favorable change of $0.2 million from the first three months of 2016. Most of the impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10. Pension expense is projected to be approximately $10.4 million in 2017. Corporate expenses, net, decreased in 2017 versus 2016 primarily due to lower pension expense and stock-based employee benefit costs.
Interest expense was $1.2 million in the first three months of 2017 in comparison to $1.1 million in the first three months of 2016. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced in the first quarter of 2016.
The effective tax rate used to compute income taxes in the first three months of 2017 was 39.5% compared to 30.6% in the first three months of 2016. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 11.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2016 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2016, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements see Note 14.
Results of Operations
First Quarter of 2017 Compared with the First Quarter of 2016
Overall, sales in the first quarter of 2017 increased by 6.6% compared with the first quarter of 2016. Net sales decreased 2.3% in PE Films primarily due to lost business and the timing of product transitions, partially offset by an improved sales mix for surface protection films. Net sales in Flexible Packaging Films increased 1.3% due to higher volume driven by improved demand, particularly in markets outside of Brazil. Net sales increased 16.5% in Aluminum Extrusions primarily due to the acquisition of Futura, higher sales volumes and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 14.0% in the first quarter of 2017 compared to 18.0% in the first quarter of 2016. The gross profit margin in PE Films decreased due to lower volume as a result of lost business and the unfavorable timing of product transitions, partially offset by higher sales of other personal care products and an improved sales mix of surface protection films. The gross profit margin in Flexible Packaging Films decreased significantly due to higher costs in 2017 compared to 2016, primarily due to a timing lag in the pass through of higher material costs to customers, the adverse impact of high inflation in Brazil and the appreciation of the Brazilian Real relative to the U.S. Dollar. The gross profit margin in Aluminum Extrusions increased primarily as a result of operational efficiencies and higher sales volumes.
As a percentage of sales, general and administrative (“SG&A”) and R&D expenses were 11.3% in the first quarter of 2017, compared with 12.0% in the first quarter of last year, but total SG&A expenses increased as a result of the Futura acquisition and related acquisition and integration costs. SG&A expense decreases in 2017 included lower pension expense and stock-based employee benefit and other costs.
Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2017 and 2016 are shown in the segment operating profit table in Note 10 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.
Interest expense increased from $1.1 million in the first quarter of 2016 to $1.2 million in the first quarter of 2017. In February 2017, the Company borrowed $87 million under its Credit Agreement (as defined in Note 12) to fund the acquisition of Futura. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced in the first quarter of 2016.
Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2017	2016
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$149.0	$105.4
Average interest rate	2.6%	2.2%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$149.0	$105.4
Average interest rate	2.6%	2.2%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2016 to March 31, 2017 are summarized as follows:

•	Accounts and other receivables increased $23.6 million (24.3%).

•
Accounts receivable in PE Films increased by $4.6 million primarily due to the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 47.1 days for the 12 months ended March 31, 2017 and 45.7 days for the 12 months ended December 31, 2016.

•
Accounts receivable in Flexible Packaging Films decreased by $0.9 million primarily due to the timing of cash receipts. DSO was approximately 51.1 days for the 12 months ended March 31, 2017 and 51.8 days for the 12 months ended December 31, 2016.

•
Accounts and other receivables in Aluminum Extrusions increased by $20.0 million primarily due to the addition of balances from the acquisition of Futura, including the recording of a contingent receivable of $4.3 million related to an earnout provision in the Purchase Agreement (see Note 2 for more details), the recording of a receivable of $1.6 million related to expected insurance recoveries associated with the Bonnell cast house explosion, and higher net sales. DSO was approximately 43.1 days for the 12 months ended March 31, 2017 and 43.3 days for the 12 months ended December 31, 2016.

•	Inventories increased $10.4 million (15.7%).

•
Inventories in PE Films increased by approximately $2.6 million primarily due to lower shipments and the timing of raw material purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 53.9 days for the 12 months ended March 31, 2017 and 52.2 days for the 12 months ended December 31, 2016.

•
Inventories in Flexible Packaging Films decreased by approximately $0.1 million primarily due to the timing of raw material purchases. DIO was approximately 72.3 days for the 12 months ended March 31, 2017 and 77.0 days for the 12 months ended December 31, 2016.

•
Inventories in Aluminum Extrusions increased by $8.0 million due to the addition of balances from the acquisition of Futura and the timing of purchases. DIO was approximately 26.9 days for the 12 months ended March 31, 2017 and 26.5 days for the 12 months ended December 31, 2016.

•
Net property, plant and equipment increased $41.9 million (16.1%) primarily due to property and equipment added from the acquisition of Futura of $32.7 million, capital expenditures of $12.7 million and a change in the value of the U.S. Dollar relative to foreign currencies ($3.4 million increase), partially offset by depreciation expenses of $7.7 million.

•
Goodwill and other intangibles increased by $40.1 million (26.5%) primarily due to balances added from the acquisition of Futura of $41.0 million, partially offset by amortization expense of $1.2 million. Identifiable intangible assets and goodwill associated with the acquisition were $30.7 million and $10.3 million, respectively.

•	Accounts payable increased $12.8 million (15.7%).

•
Accounts payable in PE Films increased $4.5 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 39.2 days for the 12 months ended March 31, 2017 and 38.5 days for the 12 months ended December 31, 2016.

•
Accounts payable in Flexible Packaging Films decreased $1.3 million due to the normal volatility associated with the timing of payments. DPO was approximately 40.5 days for the 12 months ended March 31, 2017 and 39.5 days for the 12 months ended December 31, 2016.

•
Accounts payable in Aluminum Extrusions increased by $9.7 million primarily due to the addition of balances from the acquisition of Futura and the normal volatility associated with the timing of payments. DPO was approximately 46.6 days for the 12 months ended March 31, 2017 and 45.4 days for the 12 months ended December 31, 2016.

•	Accrued expenses decreased by $1.4 million (3.5%) from December 31, 2016 primarily due to lower accrued compensation at March 31, 2017.
Cash provided by operating activities was $3.6 million in the first three months of 2017 compared with $4.7 million in the first three months of 2016. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $99.7 million in the first three months of 2017 compared with $7.3 million in the first three months of 2016. Cash used in investing activities primarily represents the acquisition of Futura in 2017 for $87.0 million and capital expenditures, which were $12.7 million and $8.0 million in the first three months of 2017 and 2016, respectively.
Cash provided by financing activities was $95.1 million in the first three months of 2017 and was primarily related to net borrowings under the Credit Agreement to fund the acquisition of Futura for $87.0 million (including $5.0 million paid into the Earnout Escrow; see Note 2 for more details) and the payment of regular quarterly dividends of $3.6 million (11 cents per share). Cash used in financing activities was $3.2 million in the first three months of 2016 and was primarily related to the payment of regular quarterly dividends of $3.6 million (11 cents per share), partially offset by net debt borrowings of $0.6 million.

Further information on cash flows for the three months ended March 31, 2017 and 2016 is provided in the consolidated statements of cash flows.
On March 1, 2016, the Company executed its new five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“Credit Agreement”), replacing the previous $350 million unsecured revolving credit agreement (see Note 12 for additional information). Net capitalization and indebtedness as defined under our existing revolving credit agreement as of March 31, 2017 were as follows:

Net Capitalization and Indebtedness as of March 31, 2017
(In Thousands)
Net capitalization:
Cash and cash equivalents	$28,864
Debt:
Credit Agreement	193,000
Other debt	—
Total debt	193,000
Debt, net of cash and cash equivalents	164,136
Shareholders’ equity	318,803
Net capitalization	$482,939
Indebtedness as defined in Credit Agreement:
Total debt	$193,000
Face value of letters of credit	2,685
Other	478
Indebtedness	$196,163
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
At March 31, 2017, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $400 million, and approximately $126 million was available to borrow at March 31, 2017 based upon the most restrictive covenants.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended March 31, 2017 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended March 31, 2017:
Net income (loss)	$20,888
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	2,419
Interest expense	3,901
Depreciation and amortization expense for continuing operations	33,526
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	13,354
Charges related to stock option grants and awards accounted for under the fair value-based method	96
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(298)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(4,100)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	10,724
Adjusted EBITDA as defined in revolving credit agreement	80,510
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(38,402)
Adjusted EBIT as defined in revolving credit agreement	$42,108
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at March 31, 2017:
Leverage ratio (indebtedness-to-adjusted EBITDA)	2.44x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.79x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$114,085
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50

As of March 31, 2017, Tredegar was in compliance with all financial covenants in our revolving credit agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At March 31, 2017, the Company had cash and cash equivalents of $28.9 million, including funds held in locations outside the U.S. of $23.9 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephtalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources regarding credit agreement and interest rate exposures.
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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see Executive Summary and Note 10 for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.

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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge its exposure to aluminum price volatility (see the chart below) under these fixed-price arrangements, which generally have a duration of not more than 12 months, the Company enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled deliveries. See Note 8 for additional information.

The volatility of quarterly average aluminum prices is shown in the chart below.

Source: Quarterly averages computed using daily Midwest average prices provided by Platts.
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $81,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2017 and 2016 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2017		2016
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	6%	—%	6%	—%
Europe	1	8	1	10
Latin America	2	10	—	11
Asia	9	3	9	3
Total	18%	21%	16%	24%
* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies (see trends for the Euro, Brazilian Real and Chinese Yuan in the charts on page 35) and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment. Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions, including the value of the Brazilian Real in U.S. Dollars and local supply and demand factors. Certain production costs, such as conversion costs and other fixed costs, are priced in Brazilian Real and adversely impacted by high inflation levels in Brazil. Moreover, the value of the Brazilian Real when compared to the U.S. Dollar is impacted by many variables, including inflation differentials between the U.S. and Brazil, and in general, the impact on Flexible Packaging Films of inflationary cost increases in Brazil, when converting U.S. Dollars, will be affected by the relative inflation rates between the two countries. Accordingly, because of the many volatile economic variables at play in Brazil, it is not practical to isolate to one measure the economic impact on Flexible Packaging Films’ operating profit from changes in the U.S. Dollar value versus the Brazilian Real.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had an unfavorable impact on operating profit from ongoing operations in PE Films of $0.2 million in the first quarter of 2017 compared with the first quarter of 2016.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

As disclosed in “Item 1A. Risk Factors” in our 2016 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our other risk factors since the filing of our 2016 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

3.1
Amended and Restated Articles of Incorporation of Tredegar Corporation, as of February 21, 2017 (filed as Exhibit 3.1 to Tredegar Corporation’s Current Report on Form 8-K (File No. 1-10258) filed on February 24, 2017, and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	May 2, 2017	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2017	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2017	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)