Form 10-Q
period 2017-09-30
TREDEGAR CORP
filed 2017-11-01
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The number of shares of Common Stock, no par value, outstanding as of October 26, 2017: 33,026,931

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$31,850	$29,511
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,124 in 2017 and $3,102 in 2016	126,964	97,388
Income taxes recoverable	8,260	7,518
Inventories	82,426	66,069
Prepaid expenses and other	8,354	7,738
Total current assets	257,854	208,224
Property, plant and equipment, at cost	881,139	797,630
Less accumulated depreciation	(571,062)	(536,905)
Net property, plant and equipment	310,077	260,725
Goodwill and other intangibles, net	188,334	151,423
Other assets and deferred charges	55,683	30,790
Total assets	$811,948	$651,162
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$95,684	$81,342
Accrued expenses	41,776	38,647
Total current liabilities	137,460	119,989
Long-term debt	177,000	95,000
Deferred income taxes	25,767	21,110
Other noncurrent liabilities	97,807	104,280
Total liabilities	438,034	340,379
Commitments and contingencies (Notes 1 and 12)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,026,931 at September 30, 2017 and 32,933,807 at December 31, 2016)	34,027	32,007
Common stock held in trust for savings restoration plan (70,884 shares at September 30, 2017 and 69,622 shares at December 31, 2016)	(1,520)	(1,497)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(84,153)	(93,970)
Gain on derivative financial instruments	1,151	863
Pension and other post-retirement benefit adjustments	(84,373)	(90,127)
Retained earnings	508,782	463,507
Total shareholders’ equity	373,914	310,783
Total liabilities and shareholders’ equity	$811,948	$651,162
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and other items:
Sales	$247,121	$207,702	$715,494	$623,569
Other income (expense), net	34	388	38,055	1,481
	247,155	208,090	753,549	625,050
Costs and expenses:
Cost of goods sold	196,393	166,622	575,614	499,504
Freight	8,621	7,153	24,840	21,221
Selling, general and administrative	21,214	17,383	63,438	57,027
Research and development	4,455	4,519	14,028	14,458
Amortization of intangibles	1,658	1,019	4,550	2,965
Interest expense	1,757	886	4,579	2,918
Asset impairments and costs associated with exit and disposal activities, net of adjustments	361	1,129	653	2,355
Total	234,459	198,711	687,702	600,448
Income before income taxes	12,696	9,379	65,847	24,602
Income taxes (benefit)	4,422	(2,669)	9,667	1,864
Net income	$8,274	$12,048	$56,180	$22,738

Earnings per share:
Basic	$0.25	$0.37	$1.71	$0.69
Diluted	$0.25	$0.37	$1.70	$0.69
Shares used to compute earnings per share:
Basic	32,954	32,818	32,945	32,730
Diluted	32,954	32,828	32,952	32,733
Dividends per share	$0.11	$0.11	$0.33	$0.33
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Net income	$8,274	$12,048
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $251 in 2017 and tax benefit of $77 in 2016)	7,143	(719)
Derivative financial instruments adjustment (net of tax of $186 in 2017 and tax benefit of $31 in 2016)	326	(54)
Amortization of prior service costs and net gains or losses (net of tax of $1,057 in 2017 and tax of $1,120 in 2016)	1,854	1,966
Other comprehensive income (loss)	9,323	1,193
Comprehensive income (loss)	$17,597	$13,241

	Nine Months Ended September 30,
	2017	2016
Net income	$56,180	$22,738
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $481 in 2017 and tax benefit of $307 in 2016)	9,817	22,929
Derivative financial instruments adjustment (net of tax of $162 in 2017 and tax of $567 in 2016)	288	963
Amortization of prior service costs and net gains or losses (net of tax of $3,279 in 2017 and tax of $3,186 in 2016)	5,754	6,573
Other comprehensive income (loss)	15,859	30,465
Comprehensive income (loss)	$72,039	$53,203
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$56,180	$22,738
Adjustments for noncash items:
Depreciation	25,072	21,004
Amortization of intangibles	4,550	2,965
Deferred income taxes	(104)	(5,122)
Accrued pension and post-retirement benefits	7,645	8,168
(Gain)/loss on investment accounted for under the fair value method	(24,800)	200
(Gain)/loss on asset impairments and divestitures	50	412
Net (gain)/loss on disposal of assets	412	—
Gain from insurance recoveries	—	(1,634)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(16,925)	(4,919)
Inventories	(4,220)	(5,188)
Income taxes recoverable/payable	(603)	(4,095)
Prepaid expenses and other	129	(514)
Accounts payable and accrued expenses	8,674	4,857
Pension and postretirement benefit plan contributions	(4,642)	(7,143)
Other, net	2,093	2,818
Net cash provided by operating activities	53,511	34,547
Cash flows from investing activities:
Capital expenditures	(37,245)	(30,912)
Acquisition	(87,110)	—
Proceeds from the sale of assets and other	121	1,399
Net cash used in investing activities	(124,234)	(29,513)
Cash flows from financing activities:
Borrowings	173,250	61,000
Debt principal payments	(91,250)	(73,250)
Dividends paid	(10,901)	(10,834)
Debt financing costs	—	(2,509)
Proceeds from exercise of stock options and other	695	1,948
Net cash provided by (used in) financing activities	71,794	(23,645)
Effect of exchange rate changes on cash	1,268	2,811
Increase (decrease) in cash and cash equivalents	2,339	(15,800)
Cash and cash equivalents at beginning of period	29,511	44,156
Cash and cash equivalents at end of period	$31,850	$28,356
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2017	$32,007	$463,507	$(1,497)	$(93,970)	$863	$(90,127)	$310,783
Net income	—	56,180	—	—	—	—	56,180
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $481)	—	—	—	9,817	—	—	9,817
Derivative financial instruments adjustment (net of tax of $162)	—	—	—	—	288	—	288
Amortization of prior service costs and net gains or losses (net of tax of $3,279)	—	—	—	—	—	5,754	5,754
Cash dividends declared ($0.33 per share)	—	(10,901)	—	—	—	—	(10,901)
Stock-based compensation expense	1,298	—	—	—	—	—	1,298
Issued upon exercise of stock options & other	695	—	—	—	—	—	695
Cumulative effect adjustment for adoption of stock-based comp accounting guidance	27	(27)	—	—	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	23	(23)	—	—	—	—
Balance at September 30, 2017	$34,027	$508,782	$(1,520)	$(84,153)	$1,151	$(84,373)	$373,914
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2017, the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, the consolidated cash flows for the nine months ended September 30, 2017 and 2016, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2017. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.

The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2017 and 2016 for this segment references 13-week periods ended September 24, 2017 and September 25, 2016, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.

The financial position data as of December 31, 2016 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 2016 Form 10-K. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation (see Note 13 for additional detail).

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

Under the terms of the transaction, $5 million of the Initial Cash Funding was placed in escrow (the “Earnout Escrow”) and will be returned to Bonnell Aluminum if Futura does not achieve a targeted EBITDA level (as defined in the Stock Purchase Agreement) for the last eleven months of the fiscal year ending December 2017. At the acquisition date, the Company performed a probability weighted assessment in order to determine the fair value of this contingent asset. The assessment estimated a fair value of $4.3 million, which would be returned to Bonnell Aluminum in early 2018, and accordingly, a receivable of $4.3 million (“Initial Earnout Receivable”) was recorded by Bonnell Aluminum. In the second quarter of 2017, the Company updated its valuation of this contingent asset, which resulted in a fair value of $5.0 million. The receivable was increased to $5.0 million, and $0.7 million was recognized as income in Other income (expense), net in the Consolidated Statements of Income.

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

For the three and nine month periods ended September 30, 2017 (for Futura, the period from the acquisition on February 15, 2017 to September 30, 2017), Tredegar’s consolidated results of operations and its Aluminum Extrusions business segment included the following Futura results: sales of $21.2 million and $52.0 million, respectively, operating profit from ongoing operations of $2.4 million and $6.2 million, respectively, depreciation and amortization of $1.7 million and $3.6 million, respectively, and capital expenditures of $0.5 million and $1.3 million, respectively.

The following unaudited supplemental pro forma data presents Tredegar’s consolidated sales, net income and related earnings per share as if the acquisition of Futura had been consummated at the beginning of 2016, and is not necessarily indicative of the Company’s financial performance if the acquisition had actually been consummated as of that date, or of future performance. The supplemental unaudited pro forma measures for the three and nine months ended September 30, 2017 and 2016 are presented below:

Tredegar Pro Forma Results with Futura Acquisition	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, Except Per Share Data)	2017	2016	2017	2016
Sales	$247,121	$228,176	$722,505	$681,686
Net income	$8,274	$13,225	$55,835	$25,559
Earnings per share:
Basic	$0.25	$0.40	$1.69	$0.78
Diluted	$0.25	$0.40	$1.69	$0.78

Futura’s pre-acquisition results for the period from January 1 to February 14, 2017, and therefore the pro forma information for 2017 presented above, were adversely impacted by significant disruptions to manufacturing operations and sales caused by the renovation of its anodizing line. The actual accretion to Tredegar’s diluted earnings per share from Futura since the acquisition date was four cents per share for the third quarter of 2017 and nine cents per share for the first nine months of 2017.

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

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2017 include:

•
Pretax charges of $0.7 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films of $0.6 million and by Bonnell of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $0.2 million associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statements of income);

•	Pretax charges of $0.2 million associated with the consolidation of domestic PE Films’ manufacturing facilities (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $0.2 million associated with the settlement of customer claims and other costs related to the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana; and

•	Pretax charges of $0.1 million for severance and other employee-related costs associated with restructurings in PE Films.
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2017 include:

•
Pretax income of $11.9 million related to the settlement of an escrow arrangement established upon the acquisition of Terphane Holdings, LLC in 2011 (included in “Other income (expense), net” in the consolidated statements of income). In settling the escrow arrangement, the Company assumed the risk of the claims (and associated legal fees) against which the escrow previously secured the Company.  While the ultimate amount of such claims is unknown, the Company believes that it is reasonably possible that it could be liable for some portion of these claims, and currently estimates the amount of such future claims at approximately $3.5 million;

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

•
Pretax charges of $3.5 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films of $3.0 million and by Aluminum Extrusions of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income);

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

•
Pretax charges of $0.8 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which consists of asset impairments of $0.1 million, accelerated depreciation of $0.2 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income), offset by pretax income of $0.1 million related to a reduction of severance and other employee-related accrued costs;

•
Pretax charges of $0.4 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Carthage, Tennessee (included in “Cost of goods sold” in the consolidated statements of income);

•	Pretax charges of $1.1 million associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statements of income);

•	Pretax charges of $0.2 million associated with the settlement of customer claims and other costs related to the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana; and

•
Pretax charges of $0.4 million for severance and other employee-related costs associated with restructurings in PE Films ($0.1 million) and Corporate ($0.3 million) (included in “Corporate expenses, net” in the net sales and operating profit by segment table).

Plant shutdowns, asset impairments, restructurings and other charges in the third quarter of 2016 include:

•
Pretax charges of $1.1 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.3 million, asset impairments of $0.1 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.6 million ($0.4 million is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax income of $1.7 million related to an explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia, which includes the recognition of a gain of $1.9 million for a portion of the insurance recoveries approved by the insurer to begin the replacement of capital equipment, offset by the impairment of equipment damaged by the explosion of $0.3 million (net amount included in “Other income (expense), net” in the consolidated statements of income), and the reversal of an accrual for costs related to the explosion of $50,000 (included in “Selling, general and administrative expenses” in the consolidated statements of income);

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
Plant shutdowns, asset impairments, restructurings and other charges in the first nine months of 2016 include:

•
Pretax charges of $3.6 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which includes severance and other employee-related costs of $0.9 million, asset impairments of $0.4 million, accelerated depreciation of $0.4 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $1.9 million ($1.4 million is included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax income of $1.1 million related to an explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia, which includes the recognition of a gain of $1.9 million for a portion of the insurance recoveries approved by the insurer to begin the replacement of capital equipment, offset by the impairment of equipment damaged by the explosion of $0.3 million (net amount included in “Other income (expense), net” in the consolidated statements of income) and other costs related to the explosion not recoverable from insurance of $0.5 million (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•	Pretax charges of $0.4 million associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statements of income);

•
Pretax charges of $0.3 million for severance and other employee-related costs associated with restructurings in PE Films ($0.1 million) and Corporate ($0.2 million) (included in “Corporate expenses, net” in the statements of net sales and operating profit by segment); and

•	Pretax charges of $0.3 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana.

Results in the first nine months of 2017 include an unrealized gain of $24.8 million ($18.2 million after taxes) compared to unrealized losses of $1.3 million ($1.0 million after taxes) and $0.2 million ($0.2 million after taxes), in the third quarter and first nine months of 2016, respectively, on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income). There was no change in the estimated fair value from June 30, 2017 to September 30, 2017, as appreciation in value from the discount rate for one quarter was offset by a change in the present value of projected cash flows versus prior projections. The change in the first nine months of 2017 in the estimated fair value of the Company’s holding in kaléo was based primarily on changes in projected future cash flows that are discounted at 45% for their high degree of risk. See Note 7 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the nine months ended September 30, 2017 is as follows:

(In Thousands)	Severance (a)	Asset Impairments	Other (b)	Total
Balance at January 1, 2017	$1,854	$—	$554	$2,408
Changes in 2017:
Charges	300	50	303	653
Cash spent	(1,068)	—	(307)	(1,375)
Charges against assets	—	(50)	—	(50)
Balance at September 30, 2017	$1,086	$—	$550	$1,636
(a) Severance primarily includes severance payments associated with the consolidation of North American PE Films manufacturing facilities.
(b) Other primarily includes other shutdown-related costs associated with the shutdown and sale of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

In July 2015, the Company began a consolidation of its domestic production for PE Films by restructuring the operations in its manufacturing facility in Lake Zurich, Illinois. This restructuring was completed in the third quarter of 2017. Total expenses associated with the restructuring were $0.8 million in the first nine months of 2017 (included in “Cost of goods sold” in the consolidated statements of income) and the total expenses for the project since inception were $7.3 million. Cash expenditures for the restructuring were $1.4 million in the first nine months of 2017, which includes capital expenditures of $0.1 million. Total cash expenditures for the project since inception were $15.5 million, which includes $11.2 million for capital expenditures. Additional cash payments for remaining accrued costs of approximately $1 million are expected to be paid within the next 12 months.

4.	The components of inventories are as follows:

	September 30,	December 31,
(In Thousands)	2017	2016
Finished goods	$21,442	$16,215
Work-in-process	10,695	8,590
Raw materials	32,061	23,733
Stores, supplies and other	18,228	17,531
Total	$82,426	$66,069

5.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2017	2016	2017	2016
Weighted average shares outstanding used to compute basic earnings per share	32,954	32,818	32,945	32,730
Incremental dilutive shares attributable to stock options and restricted stock	—	10	7	3
Shares used to compute diluted earnings per share	32,954	32,828	32,952	32,733
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three and nine months ended September 30, 2017, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 479,651 and 386,729, respectively. For the three and nine months ended September 30, 2016, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 493,119 and 643,010, respectively.

6.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2017	$(93,970)	$863	$(90,127)	$(183,234)
Other comprehensive income (loss) before reclassifications	9,817	817	—	10,634
Amounts reclassified from accumulated other comprehensive income (loss)	—	(529)	5,754	5,225
Net other comprehensive income (loss) - current period	9,817	288	5,754	15,859
Ending balance, September 30, 2017	$(84,153)	$1,151	$(84,373)	$(167,375)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2016:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2016	$(112,807)	$(373)	$(95,539)	$(208,719)
Other comprehensive income (loss) before reclassifications	22,929	(60)	—	22,869
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,023	6,573	7,596
Net other comprehensive income (loss) - current period	22,929	963	6,573	30,465
Ending balance, September 30, 2016	$(89,878)	$590	$(88,966)	$(178,254)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended September 30, 2017 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$231	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	246
Income tax expense (benefit)	90	Income taxes
Total, net of tax	$156
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,911)	(a)
Income tax expense (benefit)	(1,057)	Income taxes
Total, net of tax	$(1,854)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the nine months ended September 30, 2017 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$785	Cost of sales
Foreign currency forward contracts, before taxes	46	Cost of sales
Total, before taxes	831
Income tax expense (benefit)	302	Income taxes
Total, net of tax	$529
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(9,033)	(a)
Income tax expense (benefit)	(3,279)	Income taxes
Total, net of tax	$(5,754)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended September 30, 2016 are summarized as follows:

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
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the nine months ended September 30, 2016 are summarized as follows:

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

7.
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. Tredegar’s ownership interest on a fully diluted basis was approximately 20% at September 30, 2017, and the investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option over the equity method of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.

The estimated fair value of the investment in kaléo (also the carrying value, which is included in “Other assets and deferred charges” in the consolidated balance sheets) was $45.0 million at September 30, 2017 and $20.2 million at December 31, 2016. An unrealized loss of $1.3 million was recognized in the third quarter of 2016. Unrealized gains of $24.8 million and an unrealized loss of $0.2 million were recognized in the first nine months of 2017 and 2016, respectively. There was no change in the estimated fair value from June 30, 2017 to September 30, 2017, as appreciation in value from the discount rate for one quarter was offset by a change in the present value of projected cash flows versus prior projections. Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and operating profit by segment table in Note 10.
The change in the estimated fair value of the Company’s holding in kaléo in the first nine months of 2017 primarily related to recent favorable operating results and projections. Kaléo’s stock is not publicly traded. In addition, kaléo has not completed a full year of operations since the re-launch of its Auvi-Q® product during the first quarter of 2017. The valuation estimate in this situation is based on projection assumptions or Level 3 inputs that have a wide range of possible outcomes. Consequently, the present value of kaléo’s projected future cash flows is determined at a discount rate of 45% for their high degree of risk. Ultimately, the true value of the Company’s ownership interest in kaléo will be determined if and when a liquidity event occurs, and the ultimate value could be materially different from the $45.0 million estimated fair value reflected in the Company’s financial statements at September 30, 2017.
In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of the Company’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections. The weighted average cost of capital used in the fair market valuation of Tredegar’s interest in kaléo was 45% at both September 30, 2017 and December 31, 2016. At September 30, 2017, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have increased the fair value of the Company’s interest in kaléo by approximately $9 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $8 million.
Had the Company not elected to account for its investment under the fair value method, it would have been required to use the equity method of accounting. The condensed balance sheets for kaléo at September 30, 2017 and December 31, 2016 and condensed statements of operations for the three and nine months ended September 30, 2017 and 2016, as reported to the Company by kaléo, are provided below:

Unaudited (In Thousands)	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Assets:			Liabilities & Equity:
Cash & short-term investments	$104,753	$102,329
Restricted cash	31	31	Current liabilities	$85,086	$50,134
Other current assets	39,059	15,391	Long term debt, net	138,305	143,380
Property & equipment	10,399	13,011	Other noncurrent liabilities	807	822
Other long-term assets	494	472	Equity	(69,462)	(63,102)
Total assets	$154,736	$131,234	Total liabilities & equity	$154,736	$131,234

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited (In Thousands)	2017	2016	2017	2016
Revenues	$58,822	$17,377	$148,761	$29,347
Cost of goods sold, R&D and SG&A expenses before depreciation & amortization	(52,072)	(19,046)	(137,411)	(50,442)
Depreciation & amortization	(1,245)	(1,278)	(3,723)	(3,477)
Operating income (loss)	5,505	(2,947)	7,627	(24,572)
Gain on contract termination	—	—	—	18,075
Net interest expense and other net	(4,767)	(4,848)	(14,408)	(14,535)
Income tax benefit (expense)	(244)	—	(734)	(8)
Net income (loss)	$494	$(7,795)	$(7,515)	$(21,040)
The Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a carrying value (included in “Other assets and deferred charges”) of $1.7 million at September 30, 2017 and

December 31, 2016. The carrying value at September 30, 2017 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. No withdrawal proceeds were received in the first nine months of 2016 or 2017. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2017. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $7.1 million (7.4 million pounds of aluminum) at September 30, 2017 and $8.0 million (9.6 million pounds of aluminum) at December 31, 2016.
The table below summarizes the location and gross amounts of aluminum futures contract fair values in the consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$792	Prepaid expenses and other	$308
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	$(25)	Prepaid expenses and other	$(37)
Net asset (liability)		$767		$271
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real (“R$”) and sell U.S. Dollars covering the period from October 2017 through December 2018. These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.'s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at September 30, 2017 was $18.75 million (R$60.7 million). The forward rates contracted and the related market rates as of September 30, 2017 were the same, and accordingly the fair value of all 15 open forward contracts were zero at that date.
These derivative contracts involve elements of market risk that are not reflected on the consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to any forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to any aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the best and most credit-worthy customers. The counterparties to the Company’s foreign currency cash flow hedge contracts are major financial institutions.
The effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2017 and 2016 is summarized in the table below:

(In Thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts		Foreign Currency Forwards
	Three Months Ended September 30,
	2017	2016	2017	2016
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$757	$(230)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (loss) (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss) (effective portion)	$231	$(160)	$15	$15
	Aluminum Futures Contracts		Foreign Currency Forwards
	Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,281	$(93)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (loss) (effective portion)	Cost of sales	Cost of sales	Cost of sales	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss) (effective portion)	$785	$(1,669)	$46	$46
As of September 30, 2017, the Company expects $0.5 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2017 and 2016, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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

The components of net periodic benefit cost for the pension and other post-retirement benefit programs reflected in consolidated results are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Service cost	$29	$54	$7	$8
Interest cost	3,103	3,263	73	67
Expected return on plan assets	(3,743)	(4,070)	—	—
Amortization of prior service costs, gains or losses and net transition asset	2,996	3,135	(84)	(49)
Net periodic benefit cost	$2,385	$2,382	$(4)	$26
	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$145	$178	$25	$29
Interest cost	9,431	9,993	226	236
Expected return on plan assets	(11,216)	(12,027)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	9,241	9,903	(207)	(144)
Net periodic benefit cost	$7,601	$8,047	$44	$121
Pension and other post-retirement liabilities were $90.0 million and $96.0 million at September 30, 2017 and December 31, 2016, respectively ($0.6 million included in “Accrued expenses” at September 30, 2017 and December 31, 2016, with the remainder included in “Other noncurrent liabilities” in the consolidated balance sheets). The Company’s required contributions are expected to be approximately $6 million in 2017. Contributions to the pension plan during the first nine months of 2017 were $4.4 million. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2016, or $0.3 million.

10.
The Company’s business segments are PE Films, Flexible Packaging Films and Aluminum Extrusions. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.

The following table presents net sales and operating profit by segment for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net Sales
PE Films	$89,723	$82,179	$265,773	$251,473
Flexible Packaging Films	26,628	27,303	79,925	80,888
Aluminum Extrusions	122,149	91,067	344,956	269,987
Total net sales	238,500	200,549	690,654	602,348
Add back freight	8,621	7,153	24,840	21,221
Sales as shown in the Consolidated Statements of Income	$247,121	$207,702	$715,494	$623,569
Operating Profit (Loss)
PE Films:
Ongoing operations	$11,251	$9,011	$30,965	$23,564
Plant shutdowns, asset impairments, restructurings and other	(919)	(1,187)	(3,890)	(3,678)
Flexible Packaging Films:
Ongoing operations	(1,074)	93	(3,392)	1,184
Plant shutdowns, asset impairments, restructurings and other	—	—	11,856	—
Aluminum Extrusions:
Ongoing operations	12,601	9,427	34,201	27,786
Plant shutdowns, asset impairments, restructurings and other	(377)	1,405	(3,147)	840
Total	21,482	18,749	66,593	49,696
Interest income	42	70	171	158
Interest expense	1,757	886	4,579	2,918
Gain (loss) on investment accounted for under fair value method	—	(1,300)	24,800	(200)
Stock option-based compensation costs	111	31	153	24
Corporate expenses, net	6,960	7,223	20,985	22,110
Income before income taxes	12,696	9,379	65,847	24,602
Income taxes	4,422	(2,669)	9,667	1,864
Net income	$8,274	$12,048	$56,180	$22,738
The following table presents identifiable assets by segment at September 30, 2017 and December 31, 2016:

(In Thousands)	September 30, 2017	December 31, 2016
PE Films	$295,181	$278,558
Flexible Packaging Films	153,488	156,836
Aluminum Extrusions	268,994	147,639
Subtotal	717,663	583,033
General corporate	62,435	38,618
Cash and cash equivalents	31,850	29,511
Total	$811,948	$651,162

11.
Tredegar recorded tax expense of $9.7 million on pretax net income of $65.8 million in the first nine months of 2017. Therefore, the effective tax rate in the first nine months of 2017 was 14.7%, compared to 7.6% in the first nine months of 2016. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the nine months ended September 30, 2017 and 2016 are as follows:

	Percent of Income Before Income Taxes
Nine Months Ended September 30,	2017	2016
Income tax expense at federal statutory rate	35.0	35.0
Foreign rate differences	1.5	1.1
State taxes, net of federal income tax benefit	1.3	0.7
Changes in estimates related to prior year tax provision	0.5	(1.6)
Non-deductible expenses	0.5	1.6
Valuation allowance for foreign operating loss carry-forwards	0.4	0.3
Unremitted earnings from foreign operations	0.2	(1.1)
Valuation allowance for capital loss carry-forwards	—	(0.4)
Income tax contingency accruals and tax settlements	(0.4)	1.3
Remitted earnings from foreign operations	(0.6)	(23.8)
Research and development tax credit	(0.7)	(1.8)
Domestic production activities deduction	(0.9)	(3.8)
Foreign investment write-up	(3.5)	0.1
Settlement of Terphane acquisition escrow	(6.4)	—
Worthless stock deduction	(12.2)	—
Effective income tax rate	14.7	7.6
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
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Ltda. because the Company had intended to permanently reinvest these earnings. Due to concerns about the political and economic conditions in Brazil, Terphane Ltda. began making cash distributions to the Company in 2016. During the second quarter of 2016, Terphane Ltda. paid a dividend of $10.7 million to the Company. During the second quarter of 2017, the Company recognized a net tax benefit of $0.4 million associated with additional U.S. tax related to this repatriation of cash from Brazil offset by the reversal of related tax contingencies. Because of the accumulation of significant losses related to foreign currency translations at Terphane Ltda., there were no deferred tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Ltda.’s undistributed earnings as of September 30, 2017 and December 31, 2016.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a commencement date of January 1, 2015. No benefit was recognized from these tax incentives in the first nine months of 2017 or 2016.
Income taxes in 2017 included a partial reversal of a valuation allowance of less than $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments that were recognized in prior years. Income taxes in 2016 included the partial reversal of a valuation allowance of $0.1 million related to the expected limitations on the utilization of assumed capital losses on certain investments. The Company had a valuation allowance for excess capital losses from investments and other related items of $11.2 million at September 30, 2017. Tredegar continues to evaluate opportunities to utilize these loss carryforwards prior to their expiration at various dates in the future. As events and circumstances warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred tax assets.

Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2014.

12.
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane Ltda. to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil.  The Company contested the applicability of these antidumping duties to the films exported by Terphane Ltda., and it filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane Ltda. can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the U.S. International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of PET films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission. The Court granted a motion by the plaintiffs to stay the appeal of the revocation decision pending the resolution of the scope appeal.  On June 8, 2017, the U.S. Court of International Trade remanded the scope determination to Commerce for re-consideration of certain scope issues. On October 20, 2017, Commerce filed its Remand Redetermination Results with the U.S. Court of International Trade, and again found that Terphane Ltda.’s films are outside of the scope of the antidumping duty order. Commerce’s decision will now be reviewed by the U.S. Court of International Trade.

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
In February 2016, the FASB issued a revised standard on lease accounting. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The revised standard requires additional analysis of the components of a transaction to determine if a right-to-use asset is embedded in the transaction that needs to be treated as a lease. Substantial additional disclosures are also required by the revised standard. The revised standard is effective for fiscal years beginning after December 31, 2018, including the interim periods within those fiscal years. The revised standard should be applied on a modified retrospective approach, with early adoption permitted. The Company is still assessing the impact of this revised standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued amended guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company adopted the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation were recognized in "Income taxes" in the consolidated statements of income rather than in "Common stock" in the consolidated balance sheets and were applied on a prospective basis. If these amounts had been included in the consolidated statements of income in previous years, net income would have been reduced by $0.5 million in the first nine months of 2016 (none in the third quarter of 2016) and $1.1 million for the full year 2016. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements were implemented on a retrospective basis. In addition, the updated guidance allows the Company to make an accounting policy election related to how forfeitures will impact the recognition of stock compensation cost. Previously, entities were required to estimate forfeitures at the grant date, accounting for estimated forfeitures over the requisite service period. Under the updated guidance, the Company can choose, and the Company has elected, to account for forfeitures as they occur. The Company adopted the updated guidance in the first quarter of 2017, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
In January 2017, the FASB issued guidance to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when such a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company has not elected early adoption of this guidance and will apply the new guidance beginning in the first quarter of 2018.

In January 2017, the FASB issued amended guidance that eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
In March 2017, the FASB issued final guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). Currently, net benefit cost is reported as an employee cost within operating income. This new guidance requires the bifurcation of net periodic pension and postretirement benefit costs. Service cost will be part of operating income (and is the only piece eligible to be capitalized). All other components will be shown outside of operations. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and should be applied on a retrospective basis, except for the amendments related to capitalization of benefit cost, which should be applied on a prospective basis. Early adoption is permitted only in the first quarter of the reporting year. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.
In August 2017, the FASB issued amended guidance on the accounting for hedging activities. The amended guidance makes more hedging strategies qualify for hedge accounting. After initial qualification, the amended guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, if the company can reasonably support an expectation of effectiveness throughout the term of the hedge. The amended guidance is effective for annual and interim periods beginning after January 1, 2019, but may be adopted immediately. The adoption should be on a cumulative effect basis and applied prospectively. The Company is currently evaluating the impact of adopting this guidance on the Company’s consolidated financial statements.

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

•	loss or gain of sales to significant customers on which our business is highly dependent;

•	ability to achieve sales to new customers to replace lost business;

•	ability to develop and deliver new products at competitive prices;

•	failure of our customers to achieve success or maintain market share;

•	failure to protect our intellectual property rights;

•	risks of doing business in countries outside the U.S. that affect our substantial international operations;

•	political, economic, and regulatory factors concerning our products;

•	uncertain economic conditions in countries in which we do business;

•	competition from other manufacturers, including manufacturers in lower-cost countries and manufacturers benefiting from government subsidies;

•	impact of fluctuations in foreign exchange rates;

•	a change in the amount of our underfunded defined benefit (pension) plan liability;

•	an increase in the operating costs incurred by our operating companies, including, for example, the cost of raw materials and energy;

•
inability to successfully identify, complete or integrate strategic acquisitions; failure to realize the expected benefits of such acquisitions; and assumption of unanticipated risks in such acquisitions;

•	disruption to our manufacturing facilities;

•	occurrence or threat of extraordinary events, including natural disasters and terrorist attacks;

•	an information technology system failure or breach;

•	volatility and uncertainty of the valuation of our cost-basis investment in kaléo;

•	possibility of the imposition of tariffs on imported aluminum billet used in our aluminum extrusions;
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
Executive Summary
Tredegar is a manufacturer of polyethylene plastic films through its PE Films segment, polyester films through its Flexible Packaging Films segment and aluminum extrusions through its Aluminum Extrusions segment. PE Films is comprised of personal care materials, surface protection films, polyethylene overwrap films and films for other markets. Flexible Packaging Films produces polyester-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. Aluminum Extrusions produces high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, consumer durables, machinery and equipment, electrical and distribution markets.
Third-quarter 2017 net income was $8.3 million ($0.25 per share) compared with net income of $12.0 million ($0.37 per share) in the third quarter of 2016. Net income was $56.2 million ($1.70 per share) in the first nine months of 2017 compared with $22.7 million ($0.69 per share) in the first nine months of 2016. Losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 10 for a presentation of Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2017 and 2016.

On February 15, 2017, Bonnell Aluminum acquired Futura Industries Corporation (“Futura”) on a net debt-free basis for approximately $92 million. The amount actually funded in cash at the transaction date was approximately $87.0 million, which was net of preliminary closing adjustments for working capital and seller transaction-related obligations assumed and subsequently paid by Bonnell Aluminum. In addition, the Company expects to be refunded $5 million in the first half of 2018 since Futura is not expected to meet certain performance requirements for the 2017 fiscal year. The acquisition, which was funded using Tredegar’s secured revolving credit agreement, is being treated as an asset purchase for U.S. federal income tax purposes. See Note 2 for more details on the acquisition of Futura.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	September 30,			September 30,
	2017	2016		2017	2016
Sales volume (lbs)	34,701	33,754	2.8%	103,923	106,214	(2.2)%
Net sales	$89,723	$82,179	9.2%	$265,773	$251,473	5.7%
Operating profit from ongoing operations	$11,251	$9,011	24.9%	$30,965	$23,564	31.4%
Third-Quarter 2017 Results vs. Third-Quarter 2016 Results
Net sales (sales less freight) in the third quarter of 2017 increased by $7.5 million versus 2016 primarily due to:

•	An increase in surface protection films revenue ($1.9 million) primarily due to continued strong demand in the LCD market; and

•	Higher volume and favorable sales mix for elastics materials, acquisition distribution layers materials and overwrap products in personal care materials ($5.7 million).
Operating profit from ongoing operations in the third quarter of 2017 increased by $2.2 million versus the third quarter of 2016 primarily due to:

•	Higher contribution to profits from surface protection films ($2.0 million), primarily due to higher volume and production efficiencies;

•	Higher contribution to profits from personal care materials, primarily due to higher volume and favorable mix ($1.8 million);

•
Higher selling and general expenses ($1.8 million), primarily associated with hiring and employee incentive costs, and higher fixed plant costs related to higher depreciation and other costs ($0.6 million); and

•	Realized cost savings of $0.8 million associated with the previously announced project to consolidate domestic manufacturing facilities in PE Films (“North American facility consolidation”).
The North American facility consolidation was completed in the third quarter of 2017. Total pretax cash expenditures for this multi-year project were $15.5 million, which includes $11.2 million of capital expenditures.
The personal care business is currently evaluating the financial impact of the supply-chain effects of the major storms experienced in Texas and Florida during the third quarter of 2017. Shortages of raw materials and higher distribution costs due to damage to resin supplier infrastructure could have a negative effect on operating profit of up to $1 million in the fourth quarter.
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
The Company continues to anticipate a significant product transition after 2018 in the personal care operating segment of the PE Films reporting segment. The Company currently estimates that this will adversely impact the annual sales of the business unit by $70 million sometime between 2019 and 2021. The Company has been increasing its R&D spending (an increase of $7 million annually versus 2014), expects to invest capital, and is accelerating sales and marketing efforts to capture growth and diversify its customer base and product offerings in personal care products. The overall timing and net change in personal care’s revenues and profits and capital expenditures needed to support growth during this transition period are uncertain at this time.
Year-To-Date 2017 Results vs. Year-To-Date 2016 Results
Net sales (sales less freight) in the first nine months of 2017 increased by $14.3 million versus 2016 primarily due to:

•	Higher sales from surface protection films ($9.0 million), primarily due to higher volume and a favorable sales mix;

•
Favorable sales mix for acquisition distribution layer materials, elastics materials and overwrap products, and higher volume for acquisition distribution layer materials in personal care materials ($9.4 million), partially offset by volume reductions from the winding down of known lost business in personal care that was substantially completed by the end of 2016 ($5.4 million); and

•	Higher volume and improved pricing related to other PE Films products ($1.3 million).
Operating profit from ongoing operations in the first nine months of 2017 increased by $7.4 million versus the third quarter of 2016 primarily due to:

•	Higher contribution to profits from surface protection films ($8.0 million), primarily due to higher volume, a favorable sales mix, and production efficiencies;

•
Higher contribution to profits from personal care materials, primarily due to improved volume and inflation-driven price increases ($4.2 million), partially offset by known lost business ($2.2 million);

•	Lower contribution to profits from overwrap products ($0.7 million); and

•
Higher net general, selling and plant expenses ($3.6 million), primarily associated with strategic hires and an increase in employee incentive costs, partially offset by realized cost savings of $1.9 million associated with the North American facility consolidation.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $12.9 million in the first nine months of 2017 compared to $20.0 million in the first nine months of 2016. PE Films currently estimates that total capital expenditures in 2017 will be $18 million, including approximately $10 million for routine capital expenditures required to support operations. Capital spending for strategic projects in 2017 includes capacity expansion for elastics and acquisition distribution layer materials, in addition to other growth and strategic projects. Depreciation expense was $10.7 million in the first nine months of 2017 and $10.0 million in the first nine months of 2016. Depreciation expense is projected to be $14 million in 2017.
Flexible Packaging Films
A summary of operating results from ongoing operations for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	September 30,			September 30,
	2017	2016		2017	2016
Sales volume (lbs)	21,640	23,204	(6.7)%	65,668	66,222	(0.8)%
Net sales	$26,628	$27,303	(2.5)%	$79,925	$80,888	(1.2)%
Operating profit (loss) from ongoing operations	$(1,074)	$93	NA	$(3,392)	$1,184	NA
Third-Quarter 2017 Results vs. Third-Quarter 2016 Results
Sales volume decreased by 6.7% in the third quarter of 2017 compared with the third quarter of 2016 due to lower production volume. Lower production in July and August 2017 versus the same period in 2016 was due primarily to numerous intermittent power outages at Terphane’s Cabo, Brazil plant. Net sales in the third quarter of 2017 decreased 2.5% versus the third quarter of 2016 due to the low production, partially offset by a favorable sales mix.

Terphane’s operating results from ongoing operations in the third quarter of 2017 declined by $1.2 million versus the third quarter of 2016 primarily due to:

•	Inefficiencies from lower-than-planned production, as noted above, in the third quarter of 2017, partially offset by a favorable sales mix (net unfavorable impact of $0.7 million); and

•
Foreign currency transaction losses of $0.3 million in the third quarter of 2017 versus $0.1 million of gains in the third quarter of 2016, associated with U.S. Dollar denominated export sales in Brazil.

The Company expects Terphane’s future operating results to continue to be volatile until industry capacity utilization and the competitive dynamics in Latin America improve. Additional capacity from a competitor in Latin America came on-line late in the third quarter of 2017.  A non-cash impairment charge associated with Terphane’s trade name intangibles not subject to amortization (balance of $6.5 million at September 30, 2017) and depreciable and amortizable assets could be triggered depending on the market's response to this increased capacity.
Year-To-Date 2017 Results vs. Year-To-Date 2016 Results
Sales volume declined by 0.8% in the first nine months of 2017 compared with the first nine months of 2016 partially due to lower volume in its markets outside of Brazil in the second quarter of 2017 and lower production resulting from power outages at Terphane’s Cabo, Brazil plant in the third quarter of 2017. Net sales in the first nine months of 2017 decreased 1.2% versus the first nine months of 2016 largely due to production issues in the third quarter, partially offset by a favorable sales mix.

Terphane had an operating loss from ongoing operations in the first nine months of 2017 of $3.4 million versus an operating profit from ongoing operations in the first nine months of 2016 of $1.2 million. The resulting unfavorable change of $4.6 million for the period was primarily due to:

•	Inefficiencies from lower-than-planned production in the first and third quarters of 2017, partially offset by a favorable sales mix (net unfavorable impact of $1.0 million);

•
Foreign currency transaction losses of $0.4 million in the first nine months of 2017 versus $3.2 million of losses in the first nine months of 2016, associated with U.S. Dollar denominated export sales in Brazil;

•
Higher raw material costs of $2.1 million in the first nine months of 2017 that could not be passed through to customers due to competitive pressures versus a benefit of $1.2 million in the first nine months of 2016 from lower raw material costs; and

•
Higher costs and expenses of $3.1 million primarily related to the adverse impact of high inflation in Brazil and the appreciation by approximately 12% of the average exchange rate for the Brazilian Real relative to the U.S. Dollar.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $2.3 million in the first nine months of 2017 compared to $2.0 million in the first nine months of 2016. Terphane currently estimates that total capital expenditures in 2017 will be $4 million, all for routine capital expenditures required to support operations. Depreciation expense was $5.5 million in the first nine months of 2017 and $4.9 million in the first nine months of 2016. Depreciation expense is projected to be $7 million in 2017. Amortization expense was $2.2 million in the first nine months of 2017 and $2.1 million in the first nine months of 2016, and is projected to be $3 million in 2017.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In Thousands, Except Percentages)	September 30,			September 30,
	2017	2016		2017	2016
Sales volume (lbs) *	45,241	43,549	3.9%	132,598	129,872	2.1%
Net sales	$122,149	$91,067	34.1%	$344,956	$269,987	27.8%
Operating profit from ongoing operations	$12,601	$9,427	33.7%	$34,201	$27,786	23.1%
* Excludes sales volume associated with Futura, acquired on February 15, 2017.

Third-Quarter 2017 Results vs. Third-Quarter 2016 Results
Net sales in the third quarter of 2017 increased versus 2016 primarily due to the addition of Futura. Futura contributed net sales of $20.3 million in the third quarter of 2017. Excluding the impact of Futura, net sales improved due to higher sales volume and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs.
Volume on an organic basis (which excludes the impact of the Futura acquisition) in the third quarter of 2017 increased by 3.9% versus 2016 due to higher volume in the building & construction and specialty markets. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $7.8 million.
Operating profit from ongoing operations in the third quarter of 2017 increased by $3.2 million in comparison to the third quarter of 2016. Excluding the favorable profit impact of Futura ($2.4 million), operating profit from ongoing operations increased $0.8 million. Higher volume and inflation-related sales prices ($2.2 million) were partially offset by increased operating costs, including utilities and employee-related expenses and higher depreciation ($0.7 million). In addition, the startup of the new extrusion line at the Niles, Michigan plant, resulted in disruptions to normal plant production and had an estimated adverse impact on profits of $0.7 million.
Year-To-Date 2017 Results vs. Year-To-Date 2016 Results
Net sales in the first nine months of 2017 increased $75.0 million versus 2016 primarily due to the addition of Futura. Futura has contributed net sales of $49.8 million since its acquisition in the first quarter of 2017. Excluding the impact of Futura, net sales were higher primarily as a result of an increase in average selling prices due to the pass-through to customers of higher market-driven raw material costs and higher volume. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $20.5 million.
Volume on an organic basis in the first nine months of 2017 increased by 2.1% versus 2016. Higher volume in the specialty and automotive markets was partially offset by a decrease in the building & construction market. The Company believes that lower year-to-date sales volume in the building & construction market has resulted primarily from downtime in the first quarter associated with upgrades made to a paint line that serves this market and the timing of customer orders. Overall booking and backlog trends continue to increase compared with the prior year.
Operating profit from ongoing operations in the first nine months of 2017 increased by $6.4 million versus the first nine months of 2016. Excluding the favorable profit impact of Futura ($6.2 million), operating profit from ongoing operations increased $0.2 million, primarily due to higher volume and higher inflation-related sales prices, partially offset by higher depreciation and disruptions to normal plant production associated with the startup of the new extrusion line at the Niles, Michigan plant.
Cast House Explosion
On June 29, 2016, the Bonnell Aluminum plant in Newnan, Georgia suffered an explosion in the casting department, causing significant damage to the cast house and related equipment. The Company completed the process of replacing the damaged casting equipment, and the cast house resumed production in the third quarter of 2017. Bonnell Aluminum has various forms of insurance to cover losses associated with this type of event.
During the first nine months of 2017, Bonnell incurred $5.6 million of additional operational expenses as a result of the explosion, and $5.5 million of this amount has been fully offset by anticipated insurance recoveries. Additionally, $0.6 million of additional operational expenses incurred in 2016 that were previously considered not reasonably assured of being covered by insurance recoveries are now expected to be recovered and are included as an offset to expenses in “Plant shutdowns, asset impairments, restructurings and other” in the Net Sales and Operating Profit by Segment and in “Cost of goods sold” in the Consolidated Statements of Income. In the fourth quarter of 2017, all remaining insurance claims associated with this matter are expected to be settled, which will likely trigger a gain associated with the involuntary conversion of the old cast house.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $21.9 million in the first nine months of 2017 (including $1.3 million associated with Futura since it was acquired), compared to $8.5 million in the first nine months of 2016. Net capital expenditures are projected to total $23 million in 2017 (net of $5 million of expected insurance recoveries), including $9 million used to complete the extrusions capacity expansion project at the Niles, Michigan plant, expenditures to repair the damage caused by the cast house explosion net of related insurance recoveries (facility upgrades of approximately $2 million will not be covered by insurance reimbursements), $5 million for routine items required to support legacy operations, and $2 million to support the operations of Futura. Depreciation expense was $8.7 million in the first nine months of 2017, which included $2.1 million from the addition of Futura, compared to $6.1 million in the first nine months of 2016, and is projected to be approximately $12 million in 2017. Amortization expense was $2.2 million in the first nine months of 2017, which included $1.5 million from the addition of Futura, and $0.8 million in the first nine months of 2016, and is projected to be approximately $3 million in 2017.
Corporate Expenses, Interest and Taxes
Pension expense was $7.6 million in the first nine months of 2017, a favorable change of $0.4 million from the first nine months of 2016. Most of the impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 10. Pension expense is projected to be approximately $10.1 million in 2017. Corporate expenses, net, decreased in the first nine months of 2017 versus 2016 primarily due to lower pension expense and stock-based employee benefit costs, partially offset by higher incentive accruals.
Interest expense was $4.6 million in the first nine months of 2017 in comparison to $2.9 million in the first nine months of 2016, primarily due to higher average debt levels from the acquisition of Futura. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced in the first quarter of 2016.
The effective tax rate used to compute income taxes in the first nine months of 2017 was 14.7% compared to 7.6% in the first nine months of 2016. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 11.
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

Results of Operations
Third Quarter of 2017 Compared with the Third Quarter of 2016
Overall, sales in the third quarter of 2017 increased by 19.0% compared with the third quarter of 2016. Net sales increased 9.2% in PE Films primarily due to a market-driven increase in surface protection films sales and higher elastic, acquisition distribution layer, and overwrap product sales. Net sales in Flexible Packaging Films decreased 2.5% due to lower production from manufacturing disruptions and lower export sales volume. Net sales increased 34.1% in Aluminum Extrusions primarily due to the acquisition of Futura, higher sales volumes and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.0% in the third quarter of 2017 compared to 16.3% in the third quarter of 2016. The gross profit margin in PE Films increased due to higher volume in surface protection films and personal care films. The gross profit margin in Flexible Packaging Films decreased significantly due to higher costs in 2017 compared to 2016, primarily due to production disruptions at its plant in Cabo, Brazil and the adverse impact of high inflation in Brazil and the appreciation of the Brazilian Real relative to the U.S. Dollar. The gross profit margin in Aluminum Extrusions increased primarily as a result of the operating performance by Futura, higher volume and higher average selling prices as a result of the pass-through to customers of higher market-driven raw material costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 10.4% in the third quarter of 2017, compared with 10.5% in the third quarter of last year total SG&A expenses increased as a result of the Futura acquisition and related acquisition and integration costs and other business development costs.
Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2017 and 2016 are shown in the segment operating profit table in Note 10 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.
Interest expense increased from $0.9 million in the third quarter of 2016 to $1.8 million in the third quarter of 2017. In February 2017, the Company borrowed $87 million under its Credit Agreement (as defined in Liquidity and Capital Resources) to fund the acquisition of Futura.
Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In Millions)	2017	2016
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$189.7	$99.2
Average interest rate	3.2%	2.3%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$189.7	$99.2
Average interest rate	3.2%	2.3%
First Nine Months of 2017 Compared with the First Nine Months of 2016
Overall, sales in the first nine months of 2017 increased by 14.7% compared with the first nine months of 2016. Net sales increased 5.7% in PE Films primarily due to a market driven increase in surface protection films sales and higher personal care films sales, partially offset by known lost business and product transitions. Net sales in Flexible Packaging Films decreased 1.2% largely due to production issues in the third quarter, partially offset by a favorable sales mix. Net sales increased 27.8% in Aluminum Extrusions primarily due to the acquisition of Futura and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 16.1% in the first nine months of 2017 compared to 16.5% in the first nine months of 2016. The gross profit margin in PE Films increased due to higher volume, favorable sales mix and production efficiencies in surface protection films and inflation-driven price increases, partially offset by lower volume as a result of lost business and product transitions and volume reductions for other personal care products. The gross profit margin in Flexible Packaging Films decreased significantly due to higher costs in 2017 compared to 2016, primarily due to higher material costs that could not be passed through to customers due to competitive pressures, the adverse impact of high inflation in Brazil and the appreciation of the Brazilian Real relative to the U.S. Dollar, partially offset by foreign currency losses in the prior year associated with U.S. Dollar denominated export sales in Brazil. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher margins achieved by Futura, partially offset by higher depreciation and inefficiencies related to the startup of a new line at Niles, Michigan.
As a percentage of sales, SG&A and R&D expenses were 10.8% in the first nine months of 2017, compared with 11.5% in the first nine months of last year, a reduction from the prior year. SG&A expense decreases in 2017 included lower pension expense and stock-based employee benefit and other costs, partially offset by Futura acquisition and integration costs and business development costs.
Plant shutdowns, asset impairments, restructurings and other items in the nine months of 2017 and 2016 are shown in the segment operating profit table in Note 10 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.
Interest expense increased from $2.9 million in the first nine months of 2016 to $4.6 million in the first nine months of 2017. In February 2017, the Company borrowed $87 million under its Credit Agreement to fund the acquisition of Futura. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the credit facility that was refinanced in the first quarter of 2016.
Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In Millions)	2017	2016
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$177.6	$104.8
Average interest rate	2.9%	2.3%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$177.6	$104.8
Average interest rate	2.9%	2.3%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management, and measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2016 to September 30, 2017 are summarized as follows:

•	Accounts and other receivables increased $29.6 million (30.4%).

•
Accounts receivable in PE Films increased by $6.0 million primarily due to higher volume for surface protection films and personal care films, and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.6 days for the 12 months ended September 30, 2017 and 45.7 days for the 12 months ended December 31, 2016.

•
Accounts receivable in Flexible Packaging Films were relatively flat. DSO was approximately 53.5 days for the 12 months ended September 30, 2017 and 51.8 days for the 12 months ended December 31, 2016.

•
Accounts and other receivables in Aluminum Extrusions increased by $24.2 million primarily due to the addition of balances from the acquisition of Futura, including the recording of a contingent receivable of $5 million related to an earnout provision in the Purchase Agreement (see Note 2 for more details) and higher net sales. DSO was approximately 43.2 days for the 12 months ended September 30, 2017 and 43.3 days for the 12 months ended December 31, 2016.

•	Inventories increased $16.4 million (24.8%).

•
Inventories in PE Films increased by approximately $3.5 million primarily due to increased production to accommodate higher demand and the timing of raw material purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 54.2 days for the 12 months ended September 30, 2017 and 52.2 days for the 12 months ended December 31, 2016.

•
Inventories in Flexible Packaging Films decreased by approximately $0.2 million primarily due to the timing of raw material purchases. DIO was approximately 70.9 days for the 12 months ended September 30, 2017 and 77.0 days for the 12 months ended December 31, 2016.

•
Inventories in Aluminum Extrusions increased by $13.0 million due to the addition of balances from the acquisition of Futura, the restart of the Newnan, Georgia cast house and the timing of purchases. DIO was approximately 31.1 days for the 12 months ended September 30, 2017 and 26.5 days for the 12 months ended December 31, 2016.

•
Net property, plant and equipment increased $49.4 million (18.9%) primarily due to property and equipment added from the acquisition of Futura of $32.7 million, capital expenditures of $37.2 million and a change in the value of the U.S. dollar relative to foreign currencies ($6.4 million increase) and partially offset by depreciation expenses of $25.1 million.

•
Goodwill and other intangibles increased by $36.9 million (24.4%) primarily due to balances added from the acquisition of Futura of $41.1 million, partially offset by amortization expense of $4.6 million. Identifiable intangible assets and goodwill associated with the Futura acquisition were $30.7 million and $10.4 million, respectively.

•	Accounts payable increased $14.3 million (17.6%).

•
Accounts payable in PE Films increased $3.2 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 38.7 days for the 12 months ended September 30, 2017 and 38.5 days for the 12 months ended December 31, 2016.

•
Accounts payable in Flexible Packaging Films decreased $1.2 million due to the normal volatility associated with the timing of payments. DPO was approximately 42.2 days for the 12 months ended September 30, 2017 and 39.5 days for the 12 months ended December 31, 2016.

•
Accounts payable in Aluminum Extrusions increased by $12.5 million primarily due to the addition of balances from the acquisition of Futura, negotiation of favorable payment terms and the normal volatility associated with the timing of payments. DPO was approximately 48.2 days for the 12 months ended September 30, 2017 and 45.4 days for the 12 months ended December 31, 2016.

•	Accrued expenses increased by $3.1 million (8.1%) from December 31, 2016 due to normal fluctuations in the accounts.
Cash provided by operating activities was $53.5 million in the first nine months of 2017 compared with $34.5 million in the first nine months of 2016. The change is primarily related to normal volatility of working capital components.
Cash used in investing activities was $124.2 million in the first nine months of 2017 compared with $29.5 million in the first nine months of 2016. Cash used in investing activities primarily represents the acquisition of Futura in 2017 for $87.1 million (which includes the net settlement of post-closing adjustments of $0.1 million) and capital expenditures, which were $37.2 million and $30.9 million in the first nine months of 2017 and 2016, respectively.
Cash provided by financing activities was $71.8 million in the first nine months of 2017 and was primarily related to net borrowings under the Credit Agreement to fund the acquisition of Futura for $87.1 million (including $5.0 million paid into the Earnout Escrow and the net settlement of post-closing adjustments of $0.1 million; see Note 2 for more details) and the payment of regular quarterly dividends of $10.9 million (33 cents per share). Cash used in financing activities was $23.6 million in the first nine months of 2016 and was primarily related to the payment of regular quarterly dividends of $10.8 million (33 cents per share) and net repayments of debt and refinancing costs of $14.8 million.
Further information on cash flows for the nine months ended September 30, 2017 and 2016 is provided in the consolidated statements of cash flows.

On March 1, 2016, the Company executed its new five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“Credit Agreement”), replacing the previous $350 million unsecured revolving credit agreement. Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2017 were as follows:

Net Capitalization and Indebtedness as of September 30, 2017
(In Thousands)
Net capitalization:
Cash and cash equivalents	$31,850
Debt:
Credit Agreement	177,000
Debt, net of cash and cash equivalents	145,150
Shareholders’ equity	373,914
Net capitalization	$519,064
Indebtedness as defined in Credit Agreement:
Total debt	$177,000
Face value of letters of credit	2,685
Other	422
Indebtedness	$180,107
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
At September 30, 2017, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the Credit Agreement, borrowings are permitted up to $400 million, and approximately $214 million was available to borrow at September 30, 2017 based upon the most restrictive covenants.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended September 30, 2017 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement for the twelve months ended September 30, 2017:
Net income (loss)	$57,908
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	11,020
Interest expense	5,467
Depreciation and amortization expense for continuing operations	38,126
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,694)	12,625
Charges related to stock option grants and awards accounted for under the fair value-based method	185
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(274)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(2,826)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(26,600)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	3,436
Adjusted EBITDA as defined in the Credit Agreement	99,067
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(40,183)
Adjusted EBIT as defined in the Credit Agreement	$58,884
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at September 30, 2017:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.82x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.77x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$140,323
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50

As of September 30, 2017, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At September 30, 2017, the Company had cash and cash equivalents of $31.9 million, including funds held in locations outside the U.S. of $24.2 million. Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

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
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $79,000 impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2017 and 2016 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30,
	2017		2016
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	6%	—%
Europe	1	9	1	10
Latin America	2	9	—	11
Asia	9	2	9	3
Total	17%	20%	16%	24%
* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
Tredegar attempts to match the pricing and cost of its products in the same currency and generally view the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment (for additional information, see trends for the Euro, Brazilian Real and Chinese Yuan in the charts on the following page). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions. Competition in Brazil, Terphane’s primary market, has been exacerbated by global overcapacity in the polyester industry generally, and by particularly acute overcapacity in Latin America. Additional PET capacity from a competitor in Latin America came on line in September 2017. These factors have resulted in significant competitive pricing pressures and U.S. Dollar equivalent margin compression. Moreover, variable conversion, fixed conversion and sales, general and administrative costs for operations in Brazil are expected to be adversely impacted by inflation in Brazil that is higher than in the U.S.  Flexible Packaging Films is exposed to additional foreign exchange translation risk because almost 90% of Flexible Packaging Films’ Brazilian sales are quoted or priced in U.S. Dollars while a large majority of its Brazilian costs are quoted or priced in Brazilian Real.  This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact operating profit for Flexible Packaging Films.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Terphane’s U.S. Dollar quoted or priced sales and underlying Brazilian Real quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$95 million (approximately $30 million annually in equivalent U.S. Dollars or $2.5 million per month). On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real (“R$”) and sell U.S. Dollars covering the period from October 2017 through December 2018. These agreements hedge half of the Company’s exposure at monthly average forward rates ranging on an approximately linear increasing basis from R$3.164 for each U.S. Dollar in October 2017 to R$3.3148 in December 2018. For example, if in December 2018 the actual average rate was R$3.000 for each U.S. Dollar, then Terphane Ltda. would have a settlement gain on its forward contract of R$393,500, which would help offset the estimated translation loss on the net mismatch exposure of R$787,000 for December 2018. The opposite would occur if the actual average rate were greater than the forward rate. These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.'s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at September 30, 2017 was $18.75 million (R$60.7 million). The forward rates contracted and the related market rates as of September 30, 2017 were the same, and accordingly the fair value of all 15 open forward contracts were zero at that date.
    Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on operating profit from ongoing operations in PE Films of $0.7 million in the third quarter of 2017 compared with the third quarter of 2016 and $0.3 million in the first nine months of 2017 compared to the first nine months of 2016.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PE Films is highly dependent on sales associated with its top five customers, the largest of which is P&G. PE Films’ top five customers comprised approximately 29%, 32% and 38% of Tredegar’s consolidated net sales from continuing operations, in 2016, 2015 and 2014, respectively, with net sales to P&G alone comprising approximately 16%, 19% and 24% in 2016, 2015 and 2014, respectively. The loss or significant reduction of sales associated with one or more of these customers could have a material adverse effect on the Company’s business. Other factors that could adversely affect the business include, by way of example, (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, (ii) key customers rolling out products utilizing technologies developed by others that replace PE Films’ business with such customer, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes. While PE Films is undertaking efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with these large customers.

In recent years, PE Films lost substantial sales volume due to product transitions and suffered other sales losses associated with various customers (see further discussion in the 2016 Form 10-K, Executive Summary, PE Films section). PE Films anticipates further exposure to product transitions and lost business in the case of certain personal care materials that the Company estimates could negatively impact PE Films by $70 million in annual revenue between 2019 and 2021.

PE Films is also facing the risk that, over the next few years, a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. If these product transitions were to occur, they could negatively affect future surface protection materials annual operating profit from ongoing operations by an amount estimated to be in the range of up to $5 to $10 million, although the timing and ultimate amount of the possible transitions for surface protection materials are uncertain.

While it continues to identify new business opportunities with its existing customers, PE Films is also working to expand its customer base in order to create long-term growth and profitability by actively competing for new business with new and existing customers across its full product portfolio and introducing new products and/or improvements to existing applications. There is no assurance that these efforts to expand the revenue base and mitigate this or any future loss of sales and profits from significant customers will be successful.

PE Films and its customers operate in highly competitive markets. PE Films competes on product innovation, quality, price and service, and its businesses and their customers operate in highly competitive markets. Global market conditions continue to exacerbate the Company’s exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. In addition, the changing dynamics of consumer products retailing, including the impact of on-line retailers such as Amazon, is creating price and margin pressure on the customers of PE Films’ personal care business. While PE Films continually works to identify new business opportunities with new and existing customers, primarily through the development of new products with improved performance and/or cost characteristics, there can be no assurances that such efforts will be successful, or that they will offset business lost from competitive dynamics or customer product transitions.

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

Tredegar Corporation
(Registrant)

Date:	November 1, 2017	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2017	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2017	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)