Form 10-K
period 2017-12-31
TREDEGAR CORP
filed 2018-02-22
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter): $391,348,943*
Number of shares of Common Stock outstanding as of January 31, 2018: 33,014,831 (33,030,190 as of June 30, 2017)

*
In determining this figure, an aggregate of 7,283,549 shares of Common Stock beneficially owned by Floyd D. Gottwald, Jr., John D. Gottwald, William M. Gottwald and the members of their immediate families has been excluded because the shares are deemed to be held by affiliates. The aggregate market value has been computed based on the closing price in the New York Stock Exchange on June 30, 2017.

Documents Incorporated By Reference
Portions of the Tredegar Corporation Proxy Statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

Index to Annual Report on Form 10-K
Year Ended December 31, 2017

*Items	11, 13 and 14 and portions of Items 10 and 12 are incorporated by reference from the Proxy Statement.

PART I

Item 1.	BUSINESS
Description of Business
Tredegar Corporation (“Tredegar”), a Virginia corporation incorporated in 1988, is engaged, through its subsidiaries, in the manufacture of polyethylene (“PE”) plastic films, polyester (“PET”) films and aluminum extrusions. The financial information related to Tredegar’s polyethylene plastic films, polyester films and aluminum extrusions segments and related geographical areas included in Note 5 of the Notes to Financial Statements is incorporated herein by reference. Unless the context requires otherwise, all references herein to “Tredegar,” “the Company,” “we,” “us” or “our” are to Tredegar Corporation and its consolidated subsidiaries.
The Company's reportable business segments are PE Films, Flexible Packaging Films and Aluminum Extrusions.
PE Films
PE Films manufactures plastic films, elastics and laminate materials primarily utilized in personal care materials, surface protection films, and specialty and optical lighting applications. These products are manufactured at facilities in the United States (“U.S.”), The Netherlands, Hungary, China, Brazil and India. PE Films competes in all of its markets on the basis of product innovation, quality, service and price.

Personal Care. Tredegar’s Personal Care unit is a global supplier of apertured, elastic and embossed films, laminate materials, and polyethylene and polypropylene overwrap films for personal care markets, including:

•
Apertured film and laminate materials for use as topsheet in feminine hygiene products, baby diapers and adult incontinence products (including materials sold under the ComfortAire™, ComfortFeel™ and FreshFeel™ brand names);

•	Elastic materials for use as components for baby diapers, adult incontinence products and feminine hygiene products (including components sold under the ExtraFlex™ and FlexAire™ brand names);

•	Three-dimensional apertured film transfer layers for baby diapers and adult incontinence products sold under the AquiDry® and AquiDry Plus™ brand names;

•	Thin-gauge films that are readily printable and convertible on conventional processing equipment for overwrap for bathroom tissue and paper towels; and

•	Polypropylene films for various industrial applications, including tape and automotive protection.
In 2017, 2016 and 2015, personal care materials accounted for approximately 27%, 30% and 33% of Tredegar’s consolidated net sales (sales less freight) from continuing operations, respectively.
Surface Protection. Tredegar’s Surface Protection unit produces single- and multi-layer surface protection films sold under the UltraMask®, ForceField™ and ForceField PEARL™ brand names. These films are used in high-technology applications, most notably protecting high-value components of flat panel displays used in televisions, monitors, notebooks, smart phones, tablets, e-readers and digital signage, during the manufacturing and transportation process. In 2017, 2016 and 2015, surface protection films accounted for approximately 11%, 11% and 10%, respectively, of Tredegar’s consolidated net sales from continuing operations.
Bright View Technologies. Tredegar’s Bright View unit designs and manufactures a range of specialty film-based components that provide tailored functionality for the global engineered optics market.  By leveraging multiple technology platforms, including film capabilities and its patented microstructure technology, Bright View offers high performance optical management solutions for a wide range of applications including LED illumination.

PE Films’ net sales by market segment over the last three years is shown below:

% of PE Films Net Sales by Market Segment *
	2017	2016	2015
Personal Care	70%	72%	75%
Surface Protection	28%	25%	23%
Bright View	2%	3%	2%
Total	100%	100%	100%

* See previous discussion by market segment for comparison of net sales to the Company’s consolidated net sales for significant market segments for each of the years presented.
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
Customers. PE Films sells to many branded product producers throughout the world, with the top five customers, collectively, comprising 68%, 69% and 73% of its net sales in 2017, 2016 and 2015, respectively. Its largest customer is The Procter & Gamble Company (“P&G”). Net sales to P&G totaled $122 million in 2017, $129 million in 2016 and $164 million in 2015 (these amounts include film sold to third parties that converted the film into materials used with products manufactured by P&G). For additional information, see “Item 1A. Risk Factors”.
Flexible Packaging Films
Flexible Packaging Films is comprised of Terphane Holdings LLC (“Terphane”). Flexible Packaging Films produces PET-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. These differentiated, high-value films are primarily manufactured in Brazil and sold in Latin America and the U.S. under the Terphane® and Sealphane® brand names. Major end uses include food packaging and industrial applications. In 2017, 2016 and 2015, Flexible Packaging Films accounted for approximately 12%, 14% and 12%, respectively, of Tredegar’s consolidated net sales from continuing operations. Flexible Packaging Films competes in all of its markets on the basis of product quality, service and price.
Raw Materials. The primary raw materials used by Flexible Packaging Films to produce polyester resins are purified terephthalic acid (“PTA”) and monoethylene glycol (“MEG”). Flexible Packaging Films also purchases additional polyester resins directly from suppliers. All of these raw materials are obtained from domestic Brazilian suppliers and foreign suppliers at competitive prices, and Flexible Packaging Films believes that there will be an adequate supply of polyester resins as well as PTA and MEG in the foreseeable future.
Aluminum Extrusions
The William L. Bonnell Company, Inc., known in the industry as Bonnell Aluminum, and its operating divisions, AACOA, Inc. and Futura Industries Corporation (“Futura”) (together, “Aluminum Extrusions”), produce high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, consumer durables, machinery and equipment, electrical and distribution markets. Aluminum Extrusions manufactures mill (unfinished), anodized and painted (coated) and fabricated aluminum extrusions for sale directly to fabricators and distributors, and it competes primarily on the basis of product quality, service and price. Futura designs and manufactures a wide range of extruded aluminum products for a number of industries and end markets, including branded flooring trims and aluminum framing systems (TSLOTSTM), as well as OEM (original equipment manufacturer) components for electronics, store fixture, transportation, medical, marine, retail, solar and other applications. Sales are made predominantly in the U.S.
On February 15, 2017, Bonnell Aluminum acquired Futura on a net debt-free basis for approximately $92 million ($87 million net of a $5 million refund expected in 2018 from an earnout price adjustment mechanism). The acquisition was funded using Tredegar’s revolving credit agreement and treated as an asset purchase for U.S. federal income tax purposes. Futura, located in Clearfield, Utah, has a national sales presence and particular strength in the western U.S.

The end-uses in each of Aluminum Extrusions’ primary market segments include:

Major Markets	End-Uses

Building & construction - nonresidential
Commercial windows and doors, curtain walls, storefronts and entrances, walkway covers, ducts, louvers and vents, office wall panels, partitions and interior enclosures, acoustical walls and ceilings, point of purchase displays, pre-engineered structures, and flooring trims

Building & construction - residential	Shower and tub enclosures, railing and support systems, venetian blinds, swimming pools and storm shutters

Automotive	Automotive and light truck structural components, spare parts, after-market automotive accessories, grills for heavy trucks, travel trailers and recreation vehicles

Consumer durables	Furniture, pleasure boats, refrigerators and freezers, appliances and sporting goods

Machinery & equipment	Material handling equipment, conveyors and conveying systems, medical equipment, and aluminum framing systems (TSLOTSTM)

Distribution (metal service centers specializing in stock and release programs and custom fabrications to small manufacturers)	Various custom profiles including storm shutters, pleasure boat accessories, theater set structures and various standard profiles (including rod, bar, tube and pipe)

Electrical	Lighting fixtures, solar panels, electronic apparatus and rigid and flexible conduits
Aluminum Extrusions’ net sales by market segment over the last three years is shown below:

% of Aluminum Extrusions Net Sales by Market Segment*
	2017	2016	2015
Building and construction:
Nonresidential	51%	59%	59%
Residential	9%	6%	6%
Automotive	8%	9%	8%
Specialty:
Consumer durables	12%	11%	11%
Machinery & equipment	7%	6%	5%
Electrical	7%	3%	6%
Distribution	6%	6%	5%

Total	100%	100%	100%
*Includes Futura as of its acquisition date of February 15, 2017.
In 2017, 2016 and 2015, nonresidential building and construction accounted for approximately 26%, 27% and 26% of Tredegar’s consolidated net sales from continuing operations, respectively.
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

General
Intellectual Property. Tredegar considers patents, licenses and trademarks to be significant to PE Films. As of December 31, 2017, PE Films held 266 issued patents (63 of which are issued in the U.S.) and 108 registered trademarks (9 of which are issued in the U.S.). Flexible Packaging Films held 1 patent, which was issued in the U.S. and 13 registered trademarks (2 of which are registered in the U.S.). Aluminum Extrusions held no U.S. patents and 3 registered trademarks (all of which are registered in the U.S.). These patents have remaining terms ranging from 1 to 20 years. Tredegar also has licenses under patents owned by third parties.
Research and Development. Tredegar’s spending for research and development (“R&D”) activities in 2017, 2016 and 2015 was primarily related to PE Films. PE Films has technical centers in Durham, North Carolina; Richmond, Virginia; and Terre Haute, Indiana. Flexible Packaging has a technical center in Bloomfield, New York. R&D spending by the Company was approximately $18.3 million, $19.1 million and $16.2 million in 2017, 2016 and 2015, respectively.
Backlog. Backlogs are not material to the operations in PE Films or Flexible Packaging Films. Overall backlog for continuing operations in Aluminum Extrusions was approximately $46.2 million at December 31, 2017 compared to approximately $27.1 million at December 31, 2016, an increase of $19.1 million, or approximately 70%. Backlog at December 31, 2017 included $5.7 million for Futura. Net sales for Aluminum Extrusions, which the Company believes is cyclical in nature, was $466.8 million in 2017, $360.1 million in 2016 and $375.5 million in 2015. Net sales for Futura since it was acquired on February 15, 2017 were $71.0 million.
Government Regulation. U.S. laws concerning the environment to which the Company’s domestic operations are or may be subject include, among others, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), regulations promulgated under these acts, and other federal, state or local laws or regulations governing environmental matters. Compliance with these laws is an important consideration because Tredegar uses hazardous materials in some of its operations, is a generator of hazardous waste, and wastewater from the Company’s operations is discharged to various types of wastewater management systems. Under CERCLA and other laws, Tredegar may be subject to financial exposure for costs associated with waste management and disposal, even if the Company fully complies with applicable environmental laws.
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
At December 31, 2017, the Company believes that it was in substantial compliance with all applicable environmental laws, regulations and permits in the U.S. and other countries where it conducts business. Environmental standards tend to become more stringent over time. In order to maintain substantial compliance with such standards, the Company may be required to incur additional expenditures, the amounts and timing of which are not presently determinable but which could be significant, in constructing new facilities or in modifying existing facilities. Furthermore, failure to comply with current or future laws and regulations could subject Tredegar to substantial penalties, fines, costs and expenses.
Employees. Tredegar employed approximately 3,200 people at December 31, 2017.
Available Information and Corporate Governance Documents. Tredegar’s Internet address is www.tredegar.com. The Company makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Information filed electronically with the SEC can be accessed on its website at www.sec.gov. In addition, the Company’s Corporate Governance Guidelines, Code of Conduct and the charters of the Audit, Executive Compensation, and Nominating and Governance Committees are available on Tredegar’s website and are available in print, without charge, to any shareholder upon request by contacting Tredegar’s Corporate Secretary at 1100 Boulders Parkway, Richmond, Virginia 23225. The information on or that can be accessed through the Company’s website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K for the year ended December 31, 2017 (“Form 10-K”) or incorporated into other filings it makes with the SEC.

Item 1A.	RISK FACTORS
There are a number of risks and uncertainties that could have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. The following risk factors should be considered, in addition to the other information included in this Form 10-K, when evaluating Tredegar and its businesses.
PE Films

•
PE Films is highly dependent on sales associated with its top five customers, the largest of which is P&G. PE Films’ top five customers comprised approximately 26%, 29% and 32% of Tredegar’s consolidated net sales, in 2017, 2016 and 2015, respectively, with net sales to P&G alone comprising approximately 13%, 16% and 19% in 2017, 2016 and 2015, respectively. The loss or significant reduction of sales associated with one or more of these customers without replacement by new business could have a material adverse effect on the Company. Other factors that could adversely affect the business include, by way of example, (i) failure by a key customer to achieve success or maintain share in markets in which they sell products containing PE Films’ materials, (ii) key customers using products developed by others that replace PE Films’ business with such customer, (iii) delays in a key customer rolling out products utilizing new technologies developed by PE Films and (iv) operational decisions by a key customer that result in component substitution, inventory reductions and similar changes. While PE Films is undertaking efforts to expand its customer base, there can be no assurance that such efforts will be successful, or that they will offset any delay or loss of sales and profits associated with these large customers.

In recent years, PE Films lost substantial sales volume due to product transitions and incurred other sales losses associated with various customers. PE Films anticipates a significant product transition after 2018 in the personal care operating segment of the PE Films reporting segment. PE Films currently estimates that this will adversely impact the annual sales of the business unit by $70 million sometime between 2019 and 2021. PE Films has been increasing its R&D spending (an increase of $6 million in 2017 versus 2014), expects to invest capital, and is accelerating sales and marketing efforts to capture growth and diversify its customer base and product offerings in personal care products, but there can be no assurance that such efforts will be successful or that they will offset any loss of business due to product transitions. The overall timing and net change in personal care’s revenues and profits and capital expenditures needed to support growth during this transition period are uncertain at this time.
PE Films also anticipates that, over the next few years, there is an increased risk that a portion of its film used in surface protection applications will be made obsolete by possible customer product transitions to less costly alternative processes or materials. PE Films estimates on a preliminary basis that the annual adverse impact on ongoing operating profit from customer shifts to alternative processes or materials in surface protection is in the range of $5 to $10 million. Given the technological and commercial complexity involved in bringing these alternative processes or materials to market, PE Films is very uncertain as to the timing and ultimate amount of the possible transitions. In response, the Company is aggressively pursuing new surface protection products, applications and customers, but there can be no assurance that such efforts will be successful or that they will offset any loss of business due to product transitions.

•
PE Films and its customers operate in highly competitive markets. PE Films competes on product innovation, quality, price and service, and its businesses and their customers operate in highly competitive markets. Global market conditions continue to exacerbate the Company’s exposure to margin compression due to competitive forces, especially as certain products move into the later stages of their product life cycles. In addition, the changing dynamics of consumer products retailing, including the impact of on-line retailers such as Amazon, is creating price and margin pressure on the customers of PE Films’ personal care business. While PE Films continually works to identify new business opportunities with new and existing customers, primarily through the development of new products with improved performance and/or cost characteristics, there can be no assurances that such efforts will be successful or that they will offset business lost from competitive dynamics or customer product transitions.

•
Failure of PE Films’ customers, who are subject to cyclical downturns, to achieve success or maintain market share could adversely impact PE Films’ sales and operating margins. PE Films’ plastic films serve as components for, or are used in the production of, various consumer products sold worldwide. A customer’s ability to successfully develop, manufacture and market those products is integral to PE Films’ success. Also, consumers of premium products made with or using PE Films’ components may shift to less premium or less expensive products, reducing the demand for PE Films’ plastic films. Cyclical downturns may negatively affect businesses that use PE Films’ plastic film products, which could adversely affect sales and operating margins.

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

•
An unstable economic environment could have a disruptive impact on PE Films’ supply chain. Certain raw materials used in manufacturing PE Films’ products are sourced from single suppliers, and PE Films may not be able to quickly or inexpensively re-source from other suppliers.  The risk of damage or disruption to its supply chain may increase if and when different suppliers consolidate their product portfolios, experience financial distress or disruption of manufacturing operations. Failure to take adequate steps to effectively manage such events, which are intensified when a product is procured from a single supplier or location, could adversely affect PE Films’ consolidated financial condition, results of operations and cash flows, as well as require additional resources to restore its supply chain.

•
Our cost saving initiatives may not achieve the results we anticipate. PE Films has undertaken and will continue to undertake cost reduction initiatives to consolidate certain production, improve operating efficiencies and generate cost savings. PE Films cannot be certain that it will be able to complete these initiatives as planned or that the estimated operating efficiencies or cost savings from such activities will be fully realized or maintained over time. In addition, PE Films may not be successful in moving production to other facilities or timely qualifying new production equipment. Failure to complete these initiatives could adversely affect PE Films’ financial condition, results of operations and cash flows.

Flexible Packaging Films

•
Overcapacity in Latin American polyester film production and a history of uncertain economic conditions in Brazil could adversely impact the financial condition, results of operations and cash flows of Flexible Packaging Films. Competition in Brazil, Terphane’s primary market, has been exacerbated by global overcapacity in the polyester industry generally, and by particularly acute overcapacity in Latin America. Additional PET capacity from a competitor in Latin America came on line in September 2017.  These factors, plus a recent period of unfavorable economic and political conditions in Brazil, have resulted in significant competitive pricing pressures and U.S. Dollar equivalent margin compression.

For flexible packaging films produced in Brazil, variable conversion, fixed conversion and sales, general and administrative costs for operations in Brazil have been adversely impacted by inflation in Brazil that is higher than in the U.S.  Flexible Packaging Films is exposed to additional foreign exchange translation risk because almost 90% of Flexible Packaging Films’ Brazilian sales are quoted or priced in U.S. Dollars while a large part of its Brazilian costs are quoted or priced in Brazilian Real.  This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact operating profit for Flexible Packaging Films.
Tredegar has attempted to mitigate these impacts through new product offerings, cost saving measures, a currency hedge entered into in 2017, and manufacturing efficiency initiatives, but these efforts to-date have not been sufficient to prevent a significant decline in the operating profit for Flexible Packaging Films since the acquisition of Terphane in October 2011 and continuing efforts may not be successful, which could further adversely impact Flexible Packaging Films’ financial condition, results of operations and cash flows.

•
Governmental failure to extend anti-dumping duties in Brazil on imported products or prevent competitors from circumventing such duties could adversely impact Flexible Packaging Films. In recent years, excess global capacity in the industry has led to increased competitive pressures from imports into Brazil.  The Company believes that these conditions have shifted the competitive environment from a regional to a global landscape and have driven price convergence and lower product margins for Flexible Packaging Films. Favorable anti-dumping rulings are in effect for products imported from China, Egypt, India, Mexico, UAE and Turkey.  In January 2018, the Brazilian government opened new anti-dumping investigations for products imported from Peru and Bahrain. Competitors not currently subject to anti-dumping duties may choose to utilize their excess capacity by selling product in Brazil, which may result in pricing pressures that Flexible Packaging Films may not be able to offset with cost savings measures and/or manufacturing efficiency initiatives.  There can be no assurance that efforts to impose anti-dumping constraints on products imported to Brazil from Peru and Bahrain, or to extend duties beyond 2018 on products imported from certain other countries, will be successful.

Aluminum Extrusions

•
Sales volume and profitability of Aluminum Extrusions is cyclical and seasonal and highly dependent on economic conditions of end-use markets in the U.S., particularly in the construction sector. Aluminum Extrusions’ end-use markets can be cyclical and subject to seasonal swings in volume. Because of the capital intensive nature and level of fixed costs inherent in the aluminum extrusions business, the percentage drop in operating profits in a cyclical downturn will likely exceed the percentage drop in volume. In addition, during an economic slowdown, excess industry capacity often drives increased pricing pressure in many end-use markets as competitors protect their position with key customers. Any benefits associated with cost reductions and productivity improvements may not be sufficient to offset the adverse effects on profitability from pricing and margin pressure and higher bad debts (including a greater chance of loss associated with customers defaulting on fixed-price forward sales contracts) that usually accompany a downturn. In addition, higher energy costs can further reduce profits unless offset by price increases or cost reductions and productivity improvements.

•
Failure to prevent competitors from circumventing anti-dumping and countervailing duties, or a reduction in such duties, could adversely impact Aluminum Extrusions. As of April 2017, the antidumping duty and countervailing duty orders on aluminum extrusions from China will remain in place until the next five-year review of the orders. Chinese and other overseas manufacturers continue to try to circumvent the antidumping and countervailing orders to avoid duties. A failure by, or the inability of, U.S. trade officials to curtail efforts to circumvent these duties, or the potential reduction of applicable duties pursuant to annual reviews of the orders, could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.

•
The imposition of tariffs or duties on imported aluminum products could significantly increase the price of Aluminum Extrusions’ main raw material, which could adversely impact demand for its products. On April 27, 2017, President Trump directed the U.S. Department of Commerce (“DOC”) to begin an investigation under Section 232 of the Trade Expansion Act regarding the effects on U.S. economic and national security of aluminum imports into the U.S. On January 19, 2018, the DOC formally submitted to President Trump the results of its investigation, which included recommendations from the DOC that the President impose tariffs or quotas, or both, on imports into the U.S. of primary aluminum and semi-fabricated aluminum products. The President has 90 days to decide on any potential action based on the findings of the investigation. It is unknown at this time if the President will take any action as a result of the Section 232 investigation, and, if action is taken, what the impact of that action would be on Bonnell Aluminum. However, the President could impose tariffs or quotas on aluminum imports to the U.S. Bonnell Aluminum and other major U.S. aluminum extruders are net importers of aluminum raw materials. If high tariffs are imposed on imported aluminum ingots purchased by Bonnell, then the aggregate cost of aluminum extrusions produced by Bonnell could rise significantly. Bonnell would expect to be able to pass through the higher aluminum costs to its customers. However, a higher cost for aluminum extrusions could result in product substitutions in place of aluminum extrusions, which could materially and negatively affect Bonnell and other U.S. aluminum extrusion businesses and their results of operations. If tariffs were imposed on all primary aluminum imports into the U.S., then aluminum extruders located outside the U.S. who were not subject to similar tariffs in the country where they produced extrusions, could have a price advantage relative to U.S.-based aluminum extruders.

•
Competition from China could increase significantly if China is granted market economy status by the World Trade Organization. China has launched a formal complaint at the World Trade Organization challenging its non-market economy status, claiming that as of December 11, 2016, China’s transition period as a non-market economy under its Accession Protocol to the World Trade Organization ended. China believes with respect to all Chinese-made products that it should receive market economy status and the rights attendant to that status under World Trade Organization rules.  The U.S. and the European Union have each rejected that interpretation.  If China is granted market economy status, the extent to which the U.S. antidumping laws will be able to limit unfair trade practices from China will likely be limited because the U.S. government will be forced to utilize Chinese prices and costs that do not reflect market principles in antidumping duty investigations involving China, which would ultimately limit the level of antidumping duties applied to unfairly traded Chinese imports. The volume of unfairly traded imports of Chinese aluminum extrusions would likely increase as a result and this, in turn, would likely create substantial pricing pressure on Aluminum Extrusions’ products and could have a material adverse effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.

•
The markets for Aluminum Extrusions’ products are highly competitive with product quality, service, delivery performance and price being the principal competitive factors. Aluminum Extrusions has approximately 1,700 customers that are in a variety of end-use markets within the broad categories of building and construction, distribution, automotive and other transportation, machinery and equipment, electrical and consumer durables. No single customer exceeds 4% of Aluminum Extrusions’ net sales. Future success and prospects depend on Aluminum Extrusions’ ability to provide superior service, high quality products, timely delivery and competitive pricing to retain existing customers and participate in overall industry cross-cycle growth. Failure in any of these areas could lead to a loss of customers, which could have an adverse material effect on the financial condition, results of operations and cash flows of Aluminum Extrusions.

•
Aluminum Extrusions may not have sufficient capacity to meet its growth targets and service all of its customers. Aluminum Extrusions’ ability to grow and service existing customers is closely tied to having sufficient capacity. In recent years, increased demand, primarily from the nonresidential building and construction sector, has substantially increased Aluminum Extrusions’ average capacity utilization.

General

•
Tredegar has an underfunded defined benefit (pension) plan. Tredegar sponsors a pension plan that covers certain hourly and salaried employees in the U.S. The plan was substantially frozen to new participants in 2007, and frozen to benefit accruals for active participants in 2014. As of December 31, 2017, the plan was underfunded under U.S. generally accepted accounting principles (“GAAP”) measures by $91.8 million. Tredegar expects that it will be required to make a cash contribution of approximately $5.3 million to its underfunded pension plan in 2018, and may be required to make higher cash contributions in future periods depending on the level of interest rates and investment returns on plan assets.

•
An impairment of our identifiable intangible assets could have a material non-cash adverse impact on our results of operations. As of December 31, 2017, reporting units in PE Films and Aluminum Extrusions carried goodwill balances of $104 million and $24 million, respectively. PE Films’ goodwill balance was carried by its operating units, Personal Care Films and Surface Protection Films, at $47 million and $57 million, respectively. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis. The valuation of goodwill depends on a variety of factors, including the success in achieving the Company’s business goals, global market and economic conditions, earnings growth and expected cash flows, and goodwill impairment valuations can be sensitive to assumptions associated with such factors. Failure to successfully achieve projections could result in future impairments. Impairments to goodwill and identifiable intangible assets may also be caused by factors outside the Company’s control, such as increasing competitive pricing pressures, changes in foreign exchange rates, lower than expected sales and profit growth rates, and various other factors. Significant and unanticipated changes could require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.

•
Noncompliance with any of the covenants in the Company’s $400 million revolving credit facility, which matures in March of 2021, could result in all debt under the agreement outstanding at such time becoming due and limiting its borrowing capacity, which could have a material adverse effect on consolidated financial condition and liquidity. The credit agreement governing Tredegar’s revolving credit facility contains restrictions and financial covenants that, if violated, could restrict the Company’s operational and financial flexibility. Failure to comply with these covenants could result in an event of default, which if not cured or waived, would result in all outstanding debt under the credit facility at such time becoming due, which could have a material adverse effect on the Company’s consolidated financial condition and liquidity.

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

•
Tredegar may not be able to successfully integrate strategic acquisitions. Acquisitions, including our recent acquisition of Futura, involve special risks, including, without limitation, meeting revenue, margin, working capital and capital expenditure expectations that substantially drive valuation, diversion of management’s time and attention from existing businesses, the potential assumption of unanticipated liabilities and contingencies and potential difficulties in integrating acquired businesses and achieving anticipated operational improvements.  Acquired businesses may not achieve expected results.

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

•
Tredegar’s valuation of its $7.5 million cost-basis investment in kaléo is volatile and uncertain. Tredegar uses the fair value method to account for its fully-diluted ownership interest of approximately 20% in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company. There is no active secondary market for buying or selling stock in kaléo. The Company’s fair value estimates can fluctuate materially between reporting periods, primarily due to variances in its performance versus expectations. Additionally, the estimated fair value of the Company’s investment in kaléo could decline. Kaléo’s first product, an epinephrine auto-injector, was licensed to sanofi-aventis U.S. LLC (“Sanofi”) in 2009. Sanofi commenced commercial sales in the first quarter of 2013. Kaléo subsequently developed and commenced commercial sales of its second product, a naloxone auto-injector, in the third quarter of 2014. In the fourth quarter of 2015, Sanofi announced a voluntary recall of the product and subsequently returned the rights to kaléo in 2016. Kaléo relaunched the epinephrine auto-injector in the U.S. in the first quarter of 2017. See Note 4 to the Notes to Financial Statements for more information.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
General
Most of the improved real property and the other assets used in the Company’s operations are owned. Certain of the owned property is subject to an encumbrance under the Company’s revolving credit facility (see Note 11 in the Notes to Financial Statements for more information). Tredegar considers the manufacturing facilities, warehouses and other properties and assets that it owns or leases to be in generally good condition. Capacity utilization at its various manufacturing facilities can vary with product mix and normal fluctuations in sales levels. The Company believes that its PE Films manufacturing facilities have sufficient capacity to meet its current production requirements. Flexible Packaging Films is operating at capacity but has an idled line that it expects will be restarted in 2018. Bonnell Aluminum is operating at nearly full capacity utilization in its building and construction sector. Tredegar’s corporate headquarters, which is leased, is located at 1100 Boulders Parkway, Richmond, Virginia 23225.
The Company’s principal manufacturing plants and facilities as of December 31, 2017 are listed below:
PE Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Lake Zurich, Illinois
Durham, North Carolina (technical center and production facility) (leased)
Pottsville, Pennsylvania
Richmond, Virginia (technical center) (leased)
Terre Haute, Indiana (technical center and production facility)
	Guangzhou, China Kerkrade, The Netherlands Pune, India Rétság, Hungary São Paulo, Brazil Shanghai, China	Production of plastic films and laminate materials
Flexible Packaging Films

Locations in the U.S.	Locations Outside the U.S.	Principal Operations
Bloomfield, New York (technical center and production facility)	Cabo de Santo Agostinho, Brazil	Production of polyester films
Aluminum Extrusions

Locations in the U.S.	Principal Operations
Carthage, Tennessee Elkhart, Indiana Newnan, Georgia Niles, Michigan Clearfield, Utah	Production of aluminum extrusions, fabrication and finishing

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR TREDEGAR’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of Common Stock and Shareholder Data
Tredegar’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “TG”. There were 33,017,422 shares of common stock held by 1,951 shareholders of record on December 31, 2017.
The following table shows the reported high and low closing prices of Tredegar’s common stock by quarter for the past two years.

	2017		2016
	High	Low	High	Low
First quarter	$25.00	$16.50	$16.01	$11.68
Second quarter	17.65	14.90	17.37	14.80
Third quarter	18.35	14.85	19.39	16.30
Fourth quarter	20.20	18.20	25.55	17.30
The closing price of Tredegar’s common stock on February 16, 2018 was $16.80.
Dividend Information
Tredegar has paid a dividend every quarter since becoming a public company in July 1989. During the past three years, the Company paid quarterly dividends as follows:
•11 cents per share in the last three quarters of 2015 and each of the quarters of 2016 and 2017;
•9 cents per share in the first quarter of 2015.
All decisions with respect to the declaration and payment of dividends will be made by the Board of Directors in its sole discretion based upon earnings, financial condition, anticipated cash needs, restrictions in the Company’s revolving credit facility and other such considerations as the Board deems relevant. See Note 11 of the Notes to Financial Statements for the restrictions on the payment of dividends contained in the Company’s revolving credit agreement related to aggregate dividends permitted.
Issuer Purchases of Equity Securities
On January 7, 2008, Tredegar announced that its Board of Directors approved a share repurchase program whereby management is authorized at its discretion to purchase, in the open market or in privately negotiated transactions, up to 5 million shares of the Company’s outstanding common stock. The authorization has no time limit. Tredegar did not repurchase any shares in the open market or otherwise in 2017, 2016 and 2015 under this standing authorization. The maximum number of shares remaining under this standing authorization was 1,732,003 at December 31, 2017.

Comparative Tredegar Common Stock Performance
The following graph compares cumulative total shareholder returns for Tredegar, the S&P SmallCap 600 Stock Index (an index comprised of companies with market capitalizations similar to Tredegar) and the Russell 2000 Index for the five years ended December 31, 2017. Tredegar is part of both the S&P SmallCap 600 Index and Russell 2000 Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Tredegar Corporation, the S&P SmallCap 600 Index, and the Russell 2000 Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 Russell Investment Group. All rights reserved.

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
Phone: 855-330-1001
E-mail: invest@tredegar.com
Website: www.tredegar.com

Quarterly Information
Tredegar does not generate or distribute quarterly reports to its shareholders. Information on quarterly results can be obtained from the Company’s website. In addition, Tredegar files quarterly, annual and other information electronically with the SEC, which can be accessed on its website at www.sec.gov.

Item 6.	SELECTED FINANCIAL DATA
The tables that follow present certain selected financial and segment information for the five years ended December 31, 2017.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2017		2016		2015		2014		2013
(In thousands, except per-share data)

Results of Operations (g):
Sales	$961,330		$828,341		$896,177		$951,826		$959,346
Other income (expense), net	51,713	(a)	2,381	(b)	(20,113)	(d)	(6,697)	(e)	1,776	(f)
	1,013,043		830,722		876,064		945,129		961,122
Cost of goods sold	775,628	(a)	668,626	(b)	725,459	(d)	778,113	(e)	784,675	(f)
Freight	33,683		29,069		29,838		28,793		28,625
Selling, general & administrative expenses	85,501	(a)	75,754	(b)	71,911	(d)	69,526	(e)	71,195	(f)
Research and development expenses	18,287		19,122		16,173		12,147		12,669
Amortization of identifiable intangibles	6,198		3,978		4,073		5,395		6,744
Interest expense	6,170		3,806		3,502		2,713		2,870
Asset impairments and costs associated with exit and disposal activities	102,488	(a)	2,684	(b)	3,850	(d)	3,026	(e)	1,412	(f)
Goodwill impairment charge	—		—		44,465	(c)	—		—
	1,027,955		803,039		899,271		899,713		908,190
Income (loss) from continuing operations before income taxes	(14,912)		27,683		(23,207)		45,416		52,932
Income tax expense (benefit)	(53,163)	(a)	3,217	(b)	8,928	(d)	9,387	(e)	16,995	(f)
Income (loss) from continuing operations (g)	38,251		24,466		(32,135)		36,029		35,937
Income (loss) from discontinued operations, net of tax (g)	—		—		—		850	(g)	(13,990)	(g)
Net income (loss)	$38,251		$24,466		$(32,135)		$36,879		$21,947
Diluted earnings (loss) per share (g):
Continuing operations	$1.16		$0.75		$(0.99)		$1.11		$1.10
Discontinued operations	—		—		—		0.02	(g)	(0.43)	(g)
Net income (loss)	$1.16		$0.75		$(0.99)		$1.13		$0.67
Refer to Notes to Financial Tables that follow these tables.

FIVE-YEAR SUMMARY
Tredegar Corporation and Subsidiaries

Years Ended December 31	2017	2016	2015	2014	2013
(In thousands, except per-share data)

Share Data:
Equity per share (l)	$10.41	$9.44	$8.35	$11.47	$12.46
Cash dividends declared per share	$0.44	$0.44	$0.42	$0.34	$0.28
Weighted average common shares outstanding during the period	32,946	32,762	32,578	32,302	32,172
Shares used to compute diluted earnings (loss) per share during the period	32,951	32,775	32,578	32,554	32,599
Shares outstanding at end of period	33,017	32,934	32,682	32,422	32,305
Closing market price per share:
High	$25.00	$25.55	$23.76	$28.45	$30.73
Low	$14.85	$11.68	$12.63	$16.76	$21.06
End of year	$19.20	$24.00	$13.62	$22.49	$28.81
Total return to shareholders (h)	(18.2)%	79.4%	(37.6)%	(20.8)%	42.5%
Financial Position:
Total assets (k)	$755,743	$651,162	$623,260	$788,626	$793,008
Cash and cash equivalents	$36,491	$29,511	$44,156	$50,056	$52,617
Debt	$152,000	$95,000	$104,000	$137,250	$139,000
Shareholders’ equity (net book value)	$343,780	$310,783	$272,748	$372,029	$402,664
Equity market capitalization (i)	$633,935	$790,411	$445,131	$729,173	$930,711
Refer to Notes to Financial Tables that follow these tables.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Net Sales (j)
Years Ended December 31	2017	2016	2015	2014	2013
(In thousands)
PE Films	$352,459	$331,146	$385,550	$464,339	$495,386
Flexible Packaging Films	108,355	108,028	105,332	114,348	125,853
Aluminum Extrusions	466,833	360,098	375,457	344,346	309,482
Total net sales	927,647	799,272	866,339	923,033	930,721
Add back freight	33,683	29,069	29,838	28,793	28,625
Sales as shown in Consolidated Statements of Income	$961,330	$828,341	$896,177	$951,826	$959,346

Identifiable Assets
As of December 31	2017	2016	2015	2014	2013
(In thousands)
PE Films	$289,514	$278,558	$270,236	$283,606	$291,377
Flexible Packaging Films	49,915	156,836	146,253	262,604	265,496
Aluminum Extrusions	268,127	147,639	136,935	143,328	134,928
Subtotal	607,556	583,033	553,424	689,538	691,801
General corporate	111,696	38,618	25,680	49,032	48,590
Cash and cash equivalents	36,491	29,511	44,156	50,056	52,617
Total	$755,743	$651,162	$623,260	$788,626	$793,008
Refer to Notes to Financial Tables that follow these tables.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Operating Profit
Years Ended December 31	2017		2016		2015		2014		2013
(In thousands)

PE Films:
Ongoing operations	$41,546		$26,312		$48,275		$60,971		$61,866
Plant shutdowns, asset impairments, restructurings and other	(4,905)	(a)	(4,602)	(b)	(4,180)	(d)	(12,236)	(e)	(671)	(f)
Flexible Packaging Films:
Ongoing operations	(2,626)		1,774		5,453		(2,917)		9,100
Plant shutdowns, asset impairments, restructurings and other	(89,398)	(a)	(214)	(b)	(185)	(d)	(591)	(e)	—
Goodwill impairment charge	—		—		(44,465)	(c)	—		—
Aluminum Extrusions:
Ongoing operations	43,454		37,794		30,432		25,664		18,291
Plant shutdowns, asset impairments, restructurings and other	321	(a)	(741)	(b)	(708)	(d)	(976)	(e)	(2,748)	(f)
Total	(11,608)		60,323		34,622		69,915		85,838
Interest income	209		261		294		588		594
Interest expense	6,170		3,806		3,502		2,713		2,870
Gain (loss) on investment accounted for under the fair value method	33,800	(a)	1,600	(b)	(20,500)	(d)	2,000	(e)	3,400	(f)
Gain on sale of investment property	—		—		—		1,208	(e)	—
Unrealized loss on investment property	—		1,032	(b)	—		—		1,018	(e)
Stock option-based compensation expense	264		56		483		1,272		1,155
Corporate expenses, net	30,879	(a)	29,607	(b)	33,638	(d)	24,310	(e)	31,857	(f)
Income (loss) from continuing operations before income taxes	(14,912)		27,683		(23,207)		45,416		52,932
Income tax expense (benefit)	(53,163)	(a)	3,217	(b)	8,928	(d)	9,387	(e)	16,995	(f)
Income (loss) from continuing operations	38,251		24,466		(32,135)		36,029		35,937
Income (loss) from discontinued operations, net of tax (g)	—		—		—		850	(g)	(13,990)	(g)
Net income (loss)	$38,251		$24,466		$(32,135)		$36,879		$21,947
Refer to Notes to Financial Tables that follow these tables.

SEGMENT TABLES
Tredegar Corporation and Subsidiaries

Depreciation and Amortization
Years Ended December 31	2017	2016	2015	2014	2013
(In thousands)
PE Films	$14,609	$13,653	$15,480	$21,399	$25,656
Flexible Packaging Films	10,443	9,505	9,697	9,331	9,676
Aluminum Extrusions	15,070	9,173	9,698	9,974	9,202
Subtotal	40,122	32,331	34,875	40,704	44,534
General corporate	155	141	107	114	121
Total depreciation and amortization expense	$40,277	$32,472	$34,982	$40,818	$44,655

Capital Expenditures
Years Ended December 31	2017	2016	2015	2014	2013
(In thousands)
PE Films	$15,029	$25,759	$21,218	$17,000	$15,615
Flexible Packaging Films	3,619	3,391	3,489	21,806	49,252
Aluminum Extrusions	25,653	15,918	8,124	6,092	14,742
Subtotal	44,301	45,068	32,831	44,898	79,609
General corporate	61	389	—	—	52
Total capital expenditures	$44,362	$45,457	$32,831	44,898	79,661
Refer to Notes to Financial Tables that follow these tables.

NOTES TO FINANCIAL TABLES

(a)
Plant shutdowns, asset impairments, restructurings and other charges for 2017 include: income of $11.9 million related to the settlement of an escrow arrangement (included in “Other income (expense), net” in the consolidated statements of income); charges related to the impairment of assets of Flexible Packaging in the amount of $101 million; income of $5.6 million related to the explosion that occurred in the second quarter of 2016 at Bonnell’s aluminum extrusions manufacturing facility in Newnan, Georgia, which includes the recognition of a gain of $5.3 million for a portion of the insurance recoveries received from the insurer for the replacement of capital equipment, plus the recovery of excess production costs incurred in 2016 for which recovery from insurance carriers was not previously considered to be reasonably assured, net of other nonrecoverable costs, of $0.3 million ($0.4 million benefit included in “Cost of goods sold” in the consolidated statements of income and $0.1 million charge included in “Selling, general and administrative expenses” in the consolidated statements of income); charges of $4.1 million for estimated excess costs associated with the ramp-up of new product offerings (included in “Cost of goods sold” in the consolidated statements of income); charges of $1.9 million related to expected environmental costs at certain Aluminum Extrusions manufacturing facilities (included in “Cost of goods sold” in the consolidated statements of income); charges of $3.3 million related to the acquisition of Futura Industries Corporation ($1.7 million included in “Cost of goods sold” and $1.6 million included in “Selling, general and administrative expense” in the consolidated statements of income), offset by pretax income of $0.7 million related to the fair valuation of an earnout provision (included in “Other income (expense), net” in the condensed consolidated statements of income); charges of $0.8 million associated with the consolidation of domestic PE Films manufacturing facilities, which includes asset impairments of $0.1 million, accelerated depreciation of $0.3 million and other facility consolidation-related expenses of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income) offset by income of $0.1 million related to a reduction of severance and other employee-related accrued costs; charges of $2.4 million associated with a business development project included in “Selling, general and administrative” in the consolidated statements of income); charge of $0.7 million for severance and other employee-related costs associated with restructurings in PE Films ($0.2 million), Aluminum Extrusions ($0.1 million) and Corporate ($0.4 million); charges of $0.3 million associated with asset impairments in PE Films; charge of $0.2 million associated with the settlement of customer claims and the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana. The unrealized gain of $33.8 million on the Company’s investment in kaléo is included in “Other income (expense), net” in the consolidated statements of income.

(b)
Plant shutdowns, asset impairments, restructurings and other charges for 2016 include income of $0.4 million related to the explosion that occurred in the second quarter of 2016 at Bonnell’s aluminum extrusions manufacturing facility in Newnan, Georgia, which includes the recognition of a gain of $1.9 million for a portion of the insurance recoveries approved by the insurer to begin the replacement of capital equipment, offset by the impairment of equipment damaged by the explosion of $0.3 million (net amount included in “Other income (expense), net” in the consolidated statements of income) and other costs related to the explosion that are not recoverable from insurance of $0.6 million (included in “Selling, general and administrative”) and excess production costs for which recovery from insurance is not assured of $0.6 million (included in “Cost of goods sold” in the consolidated statements of income); charges of $4.3 million associated with the consolidation of domestic PE Films manufacturing facilities, which includes severance and other employee-related costs of $1.2 million, asset impairments of $0.4 million, accelerated depreciation of $0.6 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $2.0 million ($1.6 million is included in “Cost of goods sold” in the consolidated statements of income); charges of $0.4 million associated with a business development project included in “Selling, general and administrative” in the consolidated statements of income); charge of $0.3 million for severance and other employee-related costs associated with restructurings in PE Films ($0.1 million) and Corporate ($0.2 million); charges of $0.6 million associated with the acquisition of Futura Industries Corporation (included in “Selling, general and administrative” in the consolidated statements of income); charges of $0.5 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.3 million related to the settlement of a tax dispute in the Flexible Packaging Films segment (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.2 million associated with asset impairments in PE Films; gain of $0.1 million from the settlement of a Terphane pre-acquisition contingency (included in “Other income (expense), net” in the consolidated statements of income); charge of $0.1 million from the sale of the aluminum extrusions manufacturing facility in Kentland, Indiana at a pretax gain of $0.2 million, offset by pretax charges of $0.3 million associated with the shutdown of this facility. The unrealized gain of $1.6 million on the Company’s investment in kaléo is included in “Other income (expense), net” in the consolidated statements of income.

(c)
Results for 2015 included a goodwill impairment charge of $44.5 million ($44.5 million after taxes) recognized in Flexible Packaging Films in the third quarter of 2015 upon completion of an impairment analysis performed as of September 30, 2015.

(d)
Plant shutdowns, asset impairments, restructurings and other charges for 2015 include charges of $3.9 million (included in “Selling, general and administrative” in the consolidated statements of income) for severance and other employee-related costs associated with the resignation of the Company’s former chief executive and chief financial officers; charges of $2.2 million associated with the consolidation of domestic PE Films manufacturing facilities, which includes severance and other employee-related costs of $0.8 million, asset impairments of $0.4 million, accelerated depreciation of $0.4 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.6 million ($0.1 million is included in “Cost of goods sold” in the consolidated statements of income); charge of $2.2 million for severance and other employee-related costs associated with restructurings in PE Films ($2.0 million) ($0.4 million included in “Selling, general and administrative expense” in the consolidated statement of income), Flexible Packaging Films ($0.2 million), Aluminum Extrusions ($35,000) and Corporate ($26,000); charges of $1.0 million associated with a non-recurring business development project (included in “Cost of goods sold” in the consolidated statements of income); charges of $0.4 million associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana; and charges of $0.3 million related to expected future environmental costs at the Company’s aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income). The unrealized loss of $20.5 million on the Company’s investment in kaléo is included in “Other income (expense), net” in the consolidated statements of income.

(e)
Plant shutdowns, asset impairments, restructurings and other for 2014 include a charge of $10.0 million (included in “Other income (expense), net” in the consolidated statements of income) associated with the one-time, lump sum license payment to 3M Company (“3M”) after the Company settled all litigation issues associated with a patent infringement complaint; charges of $2.3 million for severance and other employee-related costs in connection with restructurings in PE Films ($1.7 million), Flexible Packaging Films ($0.6 million) and Aluminum Extrusions ($31,000); charges of $0.9 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.7 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.4 million and asset impairment and other shutdown-related charges of $0.3 million; gain of $0.1 million related to the sale of previously shutdown film products manufacturing facility in LaGrange, Georgia (included in “Other income (expense), net” in the consolidated statements of income); and charges of $54,000 associated with the shutdown of the aluminum extrusions manufacturing facility in Kentland, Indiana. The unrealized gain of $2.0 million on the Company’s investment in kaléo; the unrealized loss of $0.8 million on the Company’s investment in Harbinger Capital Partners Special Situations Fund L.P. (“Harbinger”) and the gain of $1.2 million on sale on a portion the Company’s investment property in Alleghany and Bath County, Virginia in 2014 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes from continuing operations in 2014 includes the recognition of a tax benefit for a portion of the Company’s capital loss carryforwards of $4.9 million. These capital loss carryforwards were previously offset by a valuation allowance associated with expected limitations on the utilization of these assumed capital losses. As a result of changes in the underlying basis of certain foreign subsidiaries, income taxes from continuing operations in 2014 also included an adjustment of $2.2 million to reverse previously accrued deferred income tax liabilities arising from foreign currency translation adjustments.

(f)
Plant shutdowns, asset impairments, restructurings and other for 2013 include a charge of $1.7 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Newnan, Georgia (included in “Cost of goods sold” in the consolidated statement of income); charges of $0.6 million associated with the shutdown of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana; charges of $0.5 million associated with the shutdown of the film products manufacturing facility in Red Springs, North Carolina, which includes severance and other employee-related costs of $0.3 million and asset impairment charges of $0.2 million; charges of $0.4 million for severance and other employee-related costs in connection with restructurings in Aluminum Extrusions ($0.3 million) and PE Films ($0.1 million); charges of $0.2 million for integration-related expenses and other nonrecurring transactions (included in “Selling, general and administrative expenses” in the consolidated statements of income) associated with the acquisition of AACOA, Inc. (“AACOA”) by Aluminum Extrusions; and a loss of $0.1 million related to the sale of previously impaired machinery and equipment at the Company’s film products manufacturing facility in Shanghai, China (included in “Other income (expense), net” in the consolidated statements of income). The unrealized gain of $3.4 million on the Company’s investment in kaléo, the unrealized loss of $0.4 million on the Company’s investment in Harbinger and the unrealized loss of $1.0 million on the Company’s investment property in Alleghany and Bath County, Virginia in 2013 are included in “Other income (expense), net” in the consolidated statements of income. Income taxes for 2013 include the recognition of an additional valuation allowance of $0.4 million related to the expected limitations on the utilization of assumed capital losses on certain investments.

(g)
On November 20, 2012, Tredegar sold its membership interests in Falling Springs, LLC. All historical results for this business have been reflected in discontinued operations. On February 12, 2008, Tredegar sold its aluminum extrusions business in Canada. All historical results for this business have been reflected as discontinued operations. In 2014, accruals for indemnifications under the purchase agreement were adjusted, resulting in income from discontinued operations of $0.9 million. In 2013, discontinued operations include after-tax charges of $14.0 million, to accrue for indemnifications under the purchase agreement related to environmental matters.

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

(k)
Total assets in 2015, 2016 and 2017 are not comparable to prior years due to the adoption of new FASB guidance associated with the classification of deferred income tax assets and liabilities. See Note 16 to the Notes to the Financial Statements for additional details.

(l)	Equity per share is computed by dividing shareholders’ equity at year end by the shares outstanding at end of period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
General
Tredegar is a manufacturer of polyethylene (“PE”) plastic films, polyester films, and aluminum extrusions. Descriptions of all the Company’s businesses are provided in the Business section.
Sales were $961.3 million in 2017 compared to $828.3 million in 2016. Net income was $38.3 million ($1.16 per diluted share) in 2017, compared with $24.5 million ($0.75 per diluted share) in 2016. In addition to the results of ongoing operations, the 2017 results include:

•
An unrealized after-tax gain on the Company’s investment in kaléo of $24.0 million ($0.73 per share), which is accounted for under the fair value method (see Note 4 of the Notes to Financial Statements for more details);

•
An after-tax gain of $11.9 million ($0.36 per share) from the settlement of an escrow agreement related to the Terphane acquisition in 2011 (see Note 17 of the Notes to Financial Statements for more details);

•
An income tax benefit of $61.4 million ($1.86 per share) associated with the write-off of the stock basis of Terphane Limitada, Terphane’s Brazilian subsidiary, and Terphane’s U.S. subsidiary, Terphane Inc., computed at the 35% U.S. corporate federal income tax rate in effect in 2017 ($56.6 million ($1.72 per share) when reduced for the deductions applicable to the 21% U.S. corporate federal income tax rate effective in 2018 under the Tax Cuts and Jobs Act (the “TCJA”)) (see Note 17 of the Notes to Financial Statements for more details);

•
An income tax benefit from the adjustment of deferred income tax liabilities as a result of the reduction of U.S. federal corporate income tax rates effective in 2018 and other law changes of $4.4 million ($0.13 per share) (see Note 16 of the Notes to Financial Statements for more details); and

•	An after-tax write-down of the assets of Flexible Packaging Films of $87.2 million ($2.65 per share) (see Note 17 of the Notes to Financial Statements for more details).
Other losses associated with plant shutdowns, asset impairments and restructurings and gains and losses on the sale of assets, and other items are described in Note 17 of the Notes to Financial Statements. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 5 of the Notes to Financial Statements for a presentation of Tredegar’s net sales and operating profit by segment for the years ended December 31, 2017 and 2016.

PE Films
A summary of operating results for PE Films is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2017	2016	% Change
Sales volume (lbs)	138,999	139,020	—%
Net sales	$352,459	$331,146	6.4%
Operating profit from ongoing operations	$41,546	$26,312	57.9%
Net sales in 2017 increased by $21.3 million versus 2016 primarily due to:

•	Higher sales from surface protection films ($15.1 million), primarily due to higher volume and a favorable sales mix; and

•
Higher volume for acquisition distribution layer materials and overwrap products, and a favorable sales mix in personal care materials ($12.0 million), partially offset by volume reductions from the winding down of known lost business in personal care that was substantially completed by the end of 2016 ($6.2 million).

Operating profit from ongoing operations in 2017 increased by $15.2 million versus 2016 primarily due to:

•	Higher contribution to profits from surface protection films ($12.3 million), primarily due to higher volume, a favorable sales mix, and production efficiencies;

•
Higher contribution to profits from personal care materials, primarily due to improved volume, production efficiencies and favorable pricing ($7.3 million), partially offset by known lost business ($2.1 million);

•	A benefit for inventories accounted for under the LIFO method of $1.1 million in 2017 versus a charge of $0.9 million in 2016; and

•
Higher net general, selling and plant expenses ($7.3 million), primarily associated with strategic hires and an increase in employee incentive costs, partially offset by realized cost savings of $3.1 million associated with the North American facility consolidation.

The North American facility consolidation was completed in the third quarter of 2017, with expected annualized savings, excluding depreciation expense, of approximately $6 million. Total pretax cash expenditures for this multi-year project were $16.0 million, which included $11.2 million of capital expenditures.
The surface protection operating segment of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
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
The Company continues to anticipate a significant product transition after 2018 in the personal care operating segment of PE Films. The Company currently estimates that this will adversely impact the annual sales of the business unit by $70 million sometime between 2019 and 2021. The Company has been increasing its research and development spending (an increase of approximately $6 million in 2017 versus 2014), expects to invest capital, and is accelerating sales and marketing efforts to capture growth and diversify its customer base and product offerings in personal care products. The overall timing and net change in personal care’s revenues and profits and the capital expenditures needed to support growth during this transition period are uncertain at this time. The loss of this business without replacement with new business could trigger impairment of personal care’s long-lived assets and goodwill; see Impairment and Useful Lives of Long-lived Assets and Goodwill in the Critical Accounting Policies section for more information.

Restructuring
In July 2015, the Company began a consolidation of its domestic production for PE Films by restructuring the operations in its manufacturing facility in Lake Zurich, Illinois. This restructuring was completed in the third quarter of 2017, with expected annualized savings excluding depreciation expenses of $6.0 million. Total expenses associated with the restructuring were $0.8 million in 2017 (included in “Cost of goods sold” in the consolidated statements of income) and the total expenses for the project since inception were $7.3 million. Cash expenditures for the North American facility consolidation project were $1.9 million in 2017, which includes capital expenditures of $0.1 million. Total cash expenditures for the project since inception were $16.0 million, which includes $11.2 million for capital expenditures. Additional cash payments for remaining accrued costs of approximately $0.5 million are expected to be paid within the next 12 months.
Capital Expenditures and Depreciation
Capital expenditures in PE Films were $15.0 million in 2017 compared to $25.8 million in 2016. Capital expenditures are projected to be $53 million in 2018, including: North American capacity expansion for elastics products in personal care ($25 million); new capacity and upgrades for next generation products in surface protection ($9 million); other growth and strategic projects ($9 million); and approximately $10 million for routine capital expenditures required to support operations. Depreciation expense was $14.5 million in 2017 and $13.5 million in 2016. Depreciation expense is projected to be $16 million in 2018.
Flexible Packaging Films
A summary of operating results for Flexible Packaging Films is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2017	2016	% Change
Sales volume (lbs)	89,325	89,706	(0.4)%
Net sales	$108,355	$108,028	0.3%
Operating profit (loss) from ongoing operations	$(2,626)	$1,774	n/a

Net sales and sales volume in 2017 were relatively flat compared to 2016, and adversely impacted by production issues due to intermittent power outages at Terphane’s Cabo de Santo Agostinho, Brazil plant during the third quarter.
Terphane had an operating loss from ongoing operations in 2017 of $2.6 million versus an operating profit from ongoing operations in 2016 of $1.8 million. The resulting unfavorable change of $4.4 million for the period was primarily due to:

•
Lower production, primarily due to numerous intermittent power outages during the third quarter ($0.5 million), and lower average sales price ($1.6 million), partially offset by a favorable sales mix ($1.5 million);

•	Higher raw material costs of $1.8 million in 2017 that could not be passed through to customers due to competitive pressures versus a benefit from lower raw material costs of $1.2 million in 2016;

•	Foreign currency transaction losses primarily associated with U.S. Dollar denominated export sales in Brazil of $0.2 million in 2017 versus foreign currency transaction losses of $3.5 million in 2016;

•
Higher costs and expenses of $3.2 million primarily related to the adverse impact of high inflation in Brazil and the appreciation by approximately 9% of the average exchange rate for the Brazilian Real relative to the U.S. Dollar; and

•	Higher depreciation and amortization costs ($0.9 million).
Terphane Asset Impairment Loss and Worthless Stock Deduction
The Company acquired Terphane in October 2011, and since that time Terphane’s selling prices, margins and overall performance have been adversely impacted by excess industry capacity, particularly in Latin America, and by a period of poor economic conditions in Brazil. Moreover, significant additional capacity came on-line late in the third quarter of 2017 from a competitor in Latin America. As a result, Terphane has struggled with profitability and incurred operating losses from ongoing operations in two of the last five years, including an operating loss of $2.6 million in 2017. Terphane’s quarterly financial results have been volatile, and the Company expects continued uncertainty and volatility until industry capacity utilization and the competitive dynamics in Latin America improve. Furthermore, while industry economics are suffering with excess capacity, Terphane is currently operating at full capacity utilization and needs to spend approximately $1.8 million (including capital expenditures of $1 million and project expenses of $0.8 million) in 2018 to re-start an idled production line to participate in expected market growth and defend its market share.
During the fourth quarter of 2017, in conjunction with annual business planning as well as valuation activities and other efforts, the Company determined that the carrying value of Terphane’s remaining long-lived assets were impaired (Terphane’s goodwill was written off in 2015).  Accordingly, the Company wrote down these assets based on an enterprise valuation for all of Terphane of approximately $30 million. This write-down resulted in a non-cash asset impairment loss recognized during the fourth quarter of 2017 of $101 million ($87 million after non-cash tax benefits).
Also during the fourth quarter of 2017, as a result of the valuation activities referred to above, the Company claimed an ordinary loss for U.S. federal and state income tax purposes of $153 million for the write-off of the stock basis of Terphane Limitada (Terphane’s Brazilian subsidiary). The Terphane Limitada worthless stock deduction resulted in an overall reduction of Tredegar’s U.S. income tax liability of approximately $49 million. Approximately $36 million of the benefit is expected to be realized in cash in 2018 with the balance of $13 million expected to be realized in cash mostly in 2019. The full net tax benefit expected from the Terphane Limitada worthless stock deduction of $49 million was accrued during the fourth quarter of 2017 and reflected as a reduction to Tredegar’s consolidated income tax expense. During the second quarter of 2017, the Company recognized a worthless stock deduction for Terphane, Inc. (Terphane’s U.S. subsidiary), which resulted in an income tax benefit recognized of $8.1 million.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Flexible Packaging were $3.6 million in 2017 compared to $3.4 million in 2016. Capital expenditures are projected to be $5 million in 2018, including approximately $1 million to re-start the idled production line referred to above and $4 million for routine items required to support operations. Depreciation expense was $7.5 million in 2017 and $6.7 million in 2016. Depreciation expense is projected to be $1 million in 2018. Amortization expense was $3.0 million in 2017 and $2.8 million in 2016, and is projected to be $0.5 million in 2018. Depreciation and amortization expense projections for 2018 are significantly lower than 2017 actual amounts due to the write-down of Terphane’s long-lived assets during the fourth quarter of 2017.
Aluminum Extrusions
A summary of operating results for Aluminum Extrusions, including the results of Futura Industries Corporation (“Futura”) (except sales volume) since its date of acquisition, is provided below:

(In thousands, except percentages)	Year Ended December 31		Favorable/ (Unfavorable)
	2017	2016	% Change
Sales volume (lbs)*	176,269	172,986	1.9%
Net sales	$466,833	$360,098	29.6%
Operating profit from ongoing operations	$43,454	$37,794	15.0%
*Excludes sales volume for Futura, which was acquired on February 15, 2017.
Net sales in 2017 increased versus 2016 primarily due to the addition of Futura. Futura contributed net sales of $71.0 million in 2017. Excluding the impact of Futura, net sales improved due to higher sales volume, improved product mix, and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs.
Volume on an organic basis (which excludes the impact of the Futura acquisition) in 2017 increased by 1.9% versus 2016. Higher volume in specialty and automotive & light truck markets were the primary drivers.
Operating profit in 2017 increased by $5.7 million versus 2016. Excluding the favorable profit impact of Futura ($8.2 million), operating profit decreased $2.5 million, primarily due to:

•	Higher volume and inflation-related sales prices ($7.3 million benefit);

•	Increased operating costs, including utilities and employee-related expenses and higher depreciation ($3.9 million);

•	Higher costs associated with the startup of the new press at the Niles, Michigan plant, resulting from disruptions to normal plant production ($4.3 million); and

•	A charge for inventories accounted for under the LIFO method of $1.3 million in 2017 versus a benefit of $0.5 million in 2016.
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
During 2017, Bonnell incurred $5.6 million of additional operational expenses as a result of the explosion; $5.5 million of this amount has been fully offset by insurance recoveries. Also, $0.6 million of additional operational expenses incurred in 2016 that were previously considered not reasonably assured of being covered by insurance recoveries were recovered. Each of these amounts is recorded in “Plant shutdowns, asset impairments, restructurings and other” in the Operating Profit table in Note 5 of the Notes to Financial Statements and in “Cost of goods sold” in the Consolidated Statements of Income. In the fourth quarter of 2017, all remaining insurance claims associated with this matter were settled, and a gain on involuntary conversion of the old cast house of $5.3 million was recorded in “Other income (expense), net” in the Consolidated Statements of Income and in “Plant shutdowns, asset impairments, restructurings and other” in the Operating Profit table in Note 5 of the Notes to Financial Statements.
Capital Expenditures and Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $25.7 million in 2017 compared to $15.9 million in 2016. Capital expenditures in 2017 included: $8 million to complete the extrusions capacity expansion project at the Niles, Michigan, manufacturing facility; expenditures to repair the damage caused by the cast house explosion net of related insurance recoveries (facility upgrades of $2 million); $5 million for routine capital expenditures required to support legacy operations; and $2 million to support the operations of Futura. Projections of capital expenditures for Bonnell Aluminum of $15 million in 2018 include approximately $7 million for infrastructure upgrades and to expand fabrication and machining capabilities, and approximately $8 million for routine items required to support operations. Depreciation expense was $11.9 million in 2017, which included $2.9 million from the addition of Futura, compared to $8.1 million in 2016, and is projected to be $13 million in 2018. Amortization expense was $3.1 million in 2017, which included $2.1 million from the addition of Futura, and $1.0 million in 2016, and is projected to be $3 million in 2018.
Futura Acquisition
On February 15, 2017, Bonnell Aluminum acquired Futura on a net debt-free basis for approximately $92 million. The amount actually funded in cash at the transaction date was approximately $87 million, which was net of preliminary closing adjustments for working capital and seller transaction-related obligations assumed and subsequently paid by Bonnell Aluminum. In addition, the Company will be refunded $5 million in the first half of 2018 since Futura did not meet certain performance requirements for the 2017 fiscal year. The acquisition, which was funded using Tredegar’s revolving credit facility, is being treated as an asset purchase for U.S. federal income tax purposes. For more information, see “Aluminum Extrusions” in the Business section.
Corporate Expenses, Interest and Income Taxes
Pension expense was $10.1 million in 2017, a favorable change of $0.8 million from 2016. Most of the impact on earnings from lower pension expense is reflected in “Corporate expenses, net” in the Operating Profit table in Note 5 of the Notes to Financial Statements. Pension expense is projected to be $10.2 million in 2018. Corporate expenses, net, for ongoing operations increased in 2017 versus 2016 primarily due to higher stock-based employee benefit costs and incentive accruals, partially offset by lower pension expense. In addition, corporate expenses included aggregate charges for business development, environmental, severance, and other special items of $3.9 million in 2017 and $1.6 million in 2016.
Interest expense increased to $6.2 million in 2017 from $3.8 million in 2016, primarily due to higher average debt levels from the acquisition of Futura. Interest expense in 2016 included the write off of $0.2 million in unamortized loan fees from the Company’s revolving credit agreement that was refinanced in the first quarter of 2016.
During 2017, the Company recognized a consolidated income tax benefit of $53.2 million based on a pretax loss of $14.9 million. During 2016, the Company recognized a consolidated income tax expense of $3.2 million based on pretax income of $27.7 million. Information on the significant differences between the effective tax rate for income and the U.S. federal statutory rate for 2017 and 2016 are further detailed in the effective income tax rate reconciliation provided in Note 16 of the Notes to Financial Statements.

The U.S. government enacted the TCJA in December 2017, which, among other impacts, reduces the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018. In the fourth quarter of 2017, the Company recognized a non-cash deferred income tax benefit of $4.4 million for the decrease of its net deferred income tax liabilities, resulting from the 14% tax rate reduction and other applicable tax law changes. No deemed repatriation tax was recorded on unrepatriated earnings of the Company’s foreign subsidiaries as the Company’s foreign subsidiaries have no net cumulative unremitted earnings due to historical repatriation. The Company expects that its effective tax rate for ongoing operations in 2018 will drop to 22% as a result of the TCJA, but how the TCJA will impact the overall competitive dynamics for the Company’s businesses and markets is uncertain.
Total debt was $152.0 million at December 31, 2017, compared to $95.0 million at December 31, 2016. Net debt (debt in excess of cash and cash equivalents) was $115.5 million at December 31, 2017, compared to $65.5 million at December 31, 2016. The increase in net debt during 2017 includes the acquisition of Futura on February 15, 2017. Net debt is calculated as follows:

(In millions)	December 31, 2017	December 31, 2016
Debt	$152.0	$95.0
Less: Cash and cash equivalents	36.5	29.5
Net debt	$115.5	$65.5
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
The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). As of December 31, 2017, reporting units in PE Films and Aluminum Extrusions carried goodwill balances. Goodwill of the PE Films operating units, Personal Care and Surface Protection, in the amounts of $46.8 million and $57.3 million, respectively, was tested for impairment at the annual testing date, with the estimated fair value of these reporting units exceeding the carrying value of their net assets by approximately 15% and +100%, respectively, at December 1, 2017.
All goodwill associated with Flexible Packaging Films was impaired in the third quarter of 2015. In 2017, Flexible Packaging Films’ recorded a charge for the impairment of assets in the amount of $101 million. As part of this write-down, trade names, customer relationships and proprietary technology were impaired by $4.0 million, $9.4 million and $4.1 million, respectively, reducing their values to $2.4 million, $0.8 million and $0.4 million, respectively. The remaining part of the write-down was related to property, plant and equipment. See Terphane Asset Impairment Loss and Worthless Stock Deduction in Flexible Packaging Films in the Executive Summary section for more details.
Goodwill of the Aluminum Extrusions operating units are associated with the October 2012 acquisition of AACOA and the February 2017 acquisition of Futura. The estimated fair value of AACOA and Futura exceeded the carrying value of their net assets by approximately 61% and 42%, respectively, at December 1, 2017. Goodwill for AACOA and Futura totaled $13.7 million and $10.4 million, respectively, at December 31, 2017.

In assessing the recoverability of goodwill and long-lived identifiable assets, the Company primarily estimates fair value using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. These calculations require management to make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment exists. If these estimates or their related assumptions change in the future, the Company may be required to record additional impairment charges.
In addition to the impairment of Terphane’s assets, based upon assessments performed as to the recoverability of other long-lived identifiable assets, the Company recorded an asset impairment loss for continuing operations of $1.2 million, $0.6 million and $0.2 million in 2017, 2016 and 2015, respectively.
Investment Accounted for Under the Fair Value Method
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaléo (formerly Intelliject, Inc.), a privately held specialty pharmaceutical company. This investment is accounted for under the fair value method. At the time of the initial investment, the Company elected the fair value option of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests (venture capital funds generally use the fair value method to account for their investment portfolios). At December 31, 2017, Tredegar’s ownership interest was approximately 20% on a fully diluted basis.
The Company discloses the level within the fair value hierarchy in which fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3). On the dates of its investments, Tredegar believes that the amount it paid for its ownership interest and liquidation preferences was based on Level 2 inputs, including investments by other investors. Subsequent to the last round of financing, and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for Tredegar’s ownership interest. Accordingly, after the latest financing and until the next round of financing or any other significant financial transaction, fair value estimates will primarily be based on assumptions relating to meeting cash flow projections and discounting of these factors for the high degree of risk. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.
At December 31, 2017 and 2016, the fair value of the Company’s investment in kaléo (also the carrying value, which is separately stated in the consolidated balance sheets) was estimated at $54.0 million and $20.2 million, respectively. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% at both December 31, 2017 and 2016. Ultimately, the true value of the Company’s ownership interest in kaléo will be determined if and when a liquidity event occurs, and the ultimate value could be materially different from the $54.0 million estimated fair value at December 31, 2017. The fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk and wide range of possible outcomes. At December 31, 2017, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of the Company’s interest in kaléo by approximately $11 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $10 million. See Note 4 of the Notes to Financial Statements for more information.
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
The discount rate is used to determine the present value of future payments. The discount rate is the single rate that, when applied to expected benefit payments, provides a present value equal to the present value of expected benefit payments determined by using the AA-rated bond yield curve. In general, the pension liability increases as the discount rate decreases and vice versa. The weighted average discount rate utilized was 3.72%, 4.29% and 4.55% at the end of 2017, 2016 and 2015, respectively, with changes between periods due to changes in market interest rates. Pay for active participants of the plan was frozen as of December 31, 2007. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.

A lower expected return on plan assets increases the amount of expense and vice versa. Decreases in the level of actual plan assets will also serve to increase the amount of pension expense. The total return on plan assets, which is primarily affected by the change in fair value of plan assets, current year contributions and current year payments to participants, was approximately 11.6%, 7.9% and (1.8)% in 2017, 2016 and 2015, respectively. The expected long-term return on plan assets relating to continuing operations, which is estimated by asset class and generally based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums, was 6.50%, 7.00% and 7.50% in 2017, 2016 and 2015, respectively. The Company anticipates that its expected long-term return on plan assets will be 6.50% for 2018. See Note 13 of the Notes to Financial Statements for more information on expected long-term return on plan assets and asset mix.
See the Executive Summary for further discussion regarding the financial impact of the Company’s pension plans.
Income Taxes
On a quarterly basis, Tredegar reviews its judgments regarding uncertain tax positions and the likelihood that the benefits of a deferred income tax asset will be realized. As circumstances change, the Company reflects in earnings any adjustments to unrecognized benefits for uncertain tax positions and valuation allowances for deferred income tax assets.
For financial reporting purposes, unrecognized tax benefits on uncertain tax positions were $2.0 million, $3.3 million and $4.0 million as of December 31, 2017, 2016 and 2015, respectively. Tax payments resulting from the successful challenge by the taxing authority on uncertain tax positions taken by Tredegar would possibly result in the payment of interest and penalties. Accordingly, the Company also accrues for possible interest and penalties on uncertain tax positions. The balance of accrued interest and penalties on deductions taken relating to uncertain tax positions was $0.1 million, $0.1 million and $0.4 million at December 31, 2017, 2016 and 2015, respectively ($0.1 million, $0.1 million and $0.2 million, respectively, net of corresponding U.S. federal and state income tax benefits). Accruals for possible interest and penalties on uncertain tax positions are reflected in income tax expense for financial reporting purposes.
Tredegar, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and jurisdictions outside the U.S. With few exceptions, Tredegar is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2014.
As of December 31, 2017 and 2016, valuation allowances relating to deferred income tax assets were $28.5 million and $12.7 million, respectively. For more information on deferred income tax assets and liabilities, see Note 16 of the Notes to Financial Statements.
Recently Issued Accounting Standards
Refer to the section Recently Issued Accounting Statements in Note 1 of the Notes to Financial Statements for information concerning the effect of recently issued accounting pronouncements.
Results of Continuing Operations
2017 versus 2016
Revenues. Sales in 2017 increased by 16.1% compared with 2016 due to higher sales in all segments and, in particular, from the acquisition of Futura by Aluminum Extrusions in February 2017. Net sales increased 6.4% in PE Films primarily due to increased volume and favorable sales mix for surface protection films, acquisition distribution layer materials and overwrap products. Net sales were relatively flat in Flexible Packaging Films (0.3% increase). Net sales increased 29.6% in Aluminum Extrusions primarily due to the acquisition of Futura, higher sales volume, improved product mix, and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs. For more information on changes in net sales and volume, see the Executive Summary.
Operating Costs and Expenses. Consolidated gross profit margin (sales minus cost of goods sold and freight as a percentage of sales) was 15.8% in 2017 and 15.8% in 2016. The gross profit margin in PE Films increased due to higher revenue, as discussed above, the realized cost savings of a restructuring completed in 2017, productivity efficiencies in surface protection films and personal care, and a favorable LIFO inventory adjustment. The gross profit margin in Flexible Packaging Films decreased primarily as a result of lower production primarily due to numerous intermittent power outages at Terphane’s Cabo, Brazil plant, during the third quarter, higher raw material and other costs related to adverse impact of high inflation in Brazil, partially offset by lower foreign currency transaction losses in 2017 versus 2016. The gross profit margin in Aluminum Extrusions increased slightly due to higher sales volume and improved product mix noted above, partially offset by increased operating costs, disruptions to normal plant production associated with the startup of a new press at the Niles, Michigan plant and an unfavorable LIFO adjustment. Consolidated gross profit as a percentage of sales was positively impacted by lower pension expense in 2017 compared to 2016. Most of the impact related to pension expense is not allocated to the Company’s business segments.
For more information on changes in operating costs and expenses, see the Executive Summary.
Selling, General and Administrative. As a percentage of sales, selling, general and administrative and R&D expenses were 10.8% in 2017, which decreased from 11.5% in 2016. The decrease in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to higher sales as a result of the acquisition of Futura.
Plant shutdowns, asset impairments, restructurings and other. Plant shutdowns, asset impairments, restructurings and other items in 2017 are shown in the segment operating profit table in Note 5 and are described in detail in Note 17 of the Notes to Financial Statements. A discussion of unrealized gains and losses on investments can also be found in Note 4 of the Notes to Financial Statements.
Interest Income and Expense. Interest income, which is included in “Other income (expense), net” in the consolidated statements of income, was $0.2 million in 2017 and $0.3 million in 2016.
Interest expense, which is net of amounts capitalized and included in property, plant and equipment ($0.4 million and $0.3 million capitalized in 2017 and 2016, respectively), was $6.2 million in 2017, compared to $3.8 million for 2016. In February 2017, the Company borrowed $87 million under its revolving credit agreement to fund the acquisition of Futura. Interest expense in 2016 included the write-off of $0.2 million in unamortized loan fees from Tredegar’s revolving credit facility that was refinanced in the first quarter of 2016. Average debt outstanding and interest rates were as follows:

(In millions, except percentages)	2017	2016
Floating-rate debt with interest charged on a rollover
basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$175.0	$103.5
Average interest rate	3.0%	2.3%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$175.0	$103.5
Average interest rate	3.0%	2.3%
Identifiable Assets. A summary of identifiable assets for the year ended December 31, 2017 versus 2016 is provided below:

(In thousands)	Year Ended December 31
	2017	2016	Variance
PE Films	$289,514	$278,558	$10,956
Flexible Packaging Films	49,915	156,836	(106,921)
Aluminum Extrusions	268,127	147,639	120,488
Subtotal	607,556	583,033	24,523
General corporate	111,696	38,618	73,078
Cash and cash equivalents	36,491	29,511	6,980
Total	$755,743	$651,162	$104,581
Identifiable assets in PE Films increased at December 31, 2017 from December 31, 2016 primarily due to higher property, plant and equipment balances as a result of higher current year capital expenditures. Identifiable assets in Flexible Packaging Films decreased at December 31, 2017 from December 31, 2016 due to the impairment of assets recognized during the fourth quarter of 2017. For more information on the impairment, see the Flexible Packaging Films section of the Executive Summary. Identifiable assets in Aluminum Extrusions increased at December 31, 2017 from December 31, 2016 primarily due to the acquisition of Futura and higher property, plant and equipment balances as a result of current year capital expenditures, higher accounts receivable balances due to the timing of collections and higher inventory balances. Identifiable assets in

General corporate increased at December 31, 2017 from December 31, 2016 due to an increase in income taxes recoverable and an increase in the value of the Company’s investment in kaléo.
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
Operating Costs and Expenses. Consolidated gross profit margin (sales minus cost of goods sold and freight as a percentage of sales) was 15.8% in 2016 and 15.7% in 2015. The gross profit margin in PE Films decreased due to lower revenue, as discussed above, an unfavorable lag in the pass-through of average resin costs, productivity inefficiencies in surface protection films and an unfavorable LIFO inventory adjustment. The gross profit margin in Flexible Packaging Films increased primarily as a result of higher sales volume, as discussed above, operating efficiencies and lower other costs and expenses, partially offset by net refunds in 2015 of export duties paid. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume, production efficiencies, improved management of freight logistics and lower utility costs. Consolidated gross profit as a percentage of sales was positively impacted by lower pension expenses in 2016 compared to 2015. Most of the impact related to pension expense is not allocated to the Company’s business segments.
Selling, General and Administrative. As a percentage of sales, selling, general and administrative and R&D expenses were 11.5% in 2016, which increased from 9.8% in 2015. The increase in selling, general and administrative and R&D expenses as a percentage of sales can be primarily attributed to the higher R&D expenses.
Plant shutdowns, asset impairments, restructurings and other. Plant shutdowns, asset impairments, restructurings and other items in 2016 are shown in the segment operating profit table in Note 5 and are described in detail in Note 17 of the Notes to Financial Statements. A discussion of unrealized gains and losses on investments can also be found in Note 4 of the Notes to Financial Statements.
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
Segment Analysis. A summary of operating results for 2016 versus 2015 for each of the Company’s reporting segments is shown below.
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

Sales volume in 2016 declined in part due to the wind down of shipments for certain personal care materials related to previously announced known lost business, primarily with PE Films’ largest customer. The table below summarizes the pro forma operating profit from ongoing operations for 2016 and 2015, had the impact of the lost business been fully realized:

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
Net sales associated with known lost business that had not been fully eliminated were $8.9 million and $38.5 million in 2016 and 2015, respectively.
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
Capital Expenditures and Depreciation & Amortization
Capital expenditures in PE Films were $25.8 million in 2016 compared to $21.2 million in 2015. Depreciation expense was $13.5 million in 2016 and $15.4 million in 2015. Amortization expense was $0.1 million in 2016 and $0.1 million in 2015.

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
Capital Expenditures, Depreciation & Amortization and Goodwill Impairment Charge
Capital expenditures were $3.4 million in 2016 compared to $3.5 million in 2015. Depreciation expense was $6.7 million in 2016 and $6.8 million in 2015. Amortization expense was $2.8 million in 2016 and $2.9 million in 2015.
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
Cast House Explosion
During 2016, Bonnell Aluminum recognized a gain of $1.9 million for insurance recoveries to-date associated with assets destroyed or damaged in the cast house explosion (included in “Other income (expense), net” in the Consolidated Statements of Income - see Note 17 of the Notes to Financial Statements for additional details). The Company also incurred $5.0 million of additional expenses during 2016, $4.3 million of which had been fully offset by insurance recoveries (netted in “Cost of goods sold” in the Consolidated Statements of Income and in “Plant shutdowns, asset impairments, restructurings and other” in the Operating Profit table in Note 5 of the Notes to Financial Statements). The remaining $0.7 million in 2016 of additional expenses for which recovery from insurance was not assured was included in “Cost of goods sold” in the Consolidated Statements of Income.
Capital Expenditures and Depreciation & Amortization
Capital expenditures for Aluminum Extrusions were $15.9 million in 2016 compared to $8.1 million in 2015. Capital expenditures in 2016 included approximately $5 million for routine capital expenditures required to support operations and $9 million of a total of $18 million to add extrusions capacity at the Niles, Michigan, manufacturing facility.  Depreciation expense was $8.1 million in 2016 compared to $8.7 million in 2015. Amortization expense was $1.0 million in 2016 and $1.0 million in 2015.
Financial Condition
Assets and Liabilities
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used by the Company to evaluate changes in working capital. Significant changes in assets and liabilities from December 31, 2016 to December 31, 2017 are summarized below:

•	Accounts and other receivables increased $22.7 million (23.4%).

•
Accounts and other receivables in PE Films increased by $2.1 million due mainly to the timing of cash receipts and collections. DSO (computed using trailing 12 months net sales and a rolling 12-month average of accounts and other receivables balances) was approximately 48.4 days in 2017 and 45.7 days in 2016.

•
Accounts and other receivables in Flexible Packaging Films increased by $0.3 million primarily due to the impact of the change in the value of the U.S. Dollar relative to the Brazilian real. DSO was approximately 53.2 days in 2017 and 51.8 days in 2016.

•
Accounts and other receivables in Aluminum Extrusions increased by $20.6 million primarily due to the acquisition of Futura in February 2017, which added $10.0 million, higher sales and the timing of cash receipts. DSO was approximately 43.3 days in 2017 and 43.3 days in 2016.

•	Inventories increased $20.8 million (31.5%).

•
Inventories in PE Films increased by $3.9 million primarily due to increased production to accommodate higher demand and the timing of raw material purchases. DIO (computed using trailing 12 months costs of goods sold calculated on a first-in, first-out basis and a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 55.0 days in 2017 and 52.2 days in 2016.

•
Inventories in Flexible Packaging Films increased by $1.3 million primarily due to the impact of the change in the value of the U.S. Dollar relative to the Brazilian real. DIO was approximately 70.1 days in 2017 and 77.0 days in 2016.

•
Inventories in Aluminum Extrusions increased by $15.6 million primarily due to the addition of balances from the acquisition of Futura, which added $9.7 million, the restart of the Newnan, Georgia cast house and the timing of purchases. DIO was approximately 32.6 days in 2017 and 26.5 days in 2016.

•
Net property, plant and equipment decreased $37.6 million (14.4%) due primarily to the property and equipment added from the acquisition of Futura of $32.7 million and capital expenditures of $44.4 million, more than offset by the impairment of assets at Terphane ($83.1 million) and depreciation of $34.1 million.

•
Identifiable intangible assets increased by $7.0 million (20.7%) primarily due to balances added from the acquisition of Futura of $30.7 million, partially offset by the write-down of identifiable intangibles at Terphane in the amount of $17.5 million and amortization expense of $6.2 million.

•	Goodwill increased by $10.4 million (8.8%) due to balances added from the acquisition of Futura.

•	Accounts payable increased by $27.0 million (33.3%).

•
Accounts payable in PE Films increased by $6.1 million primarily due to the normal volatility associated with the timing of payments at the end of the year. DPO (computed using trailing 12 months costs of goods sold calculated on a first-in, first-out basis and a rolling 12-month average of accounts payable balances) was approximately 40.6 days in 2017 and 38.5 days in 2016.

•
Accounts payable in Flexible Packaging Films increased by $2.5 million, due to the timing of payments and the impact of the change in the U.S. Dollar value of currencies for operations outside the U.S. DPO was approximately 42.8 days in 2017 and 39.5 days in 2016.

•
Accounts payable in Aluminum Extrusions increased by $18.3 million, primarily due to the addition of balances from the acquisition of Futura, which added $4.3 million, negotiation of favorable payment terms and the normal volatility associated with the timing of payments. DPO was approximately 48.0 days in 2017 and 45.4 days in 2016.

•
Accrued expenses increased by $3.8 million (9.8%) from December 31, 2016 due to the addition of balances from the acquisition of Futura, which added $2.1 million, higher employee benefit accruals, and higher stock-based compensation obligations.

•
Net noncurrent deferred income tax assets in excess of noncurrent deferred income tax liabilities increased by $35.0 million primarily due to numerous changes between years in the balance of the components shown in the December 31, 2017 and 2016 schedule of deferred income tax assets and liabilities provided in Note 16 of the Notes to Financial Statements. The Company had a current income tax receivable of $32.1 million at December 31, 2017 compared to $7.5 million at December 31, 2016. The change is primarily due to timing of tax payments and anticipated refunds of net operating losses and tax credits available for carryback to prior years.

On March 1, 2016, the Company entered into a new five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“revolving credit agreement”). Net capitalization and indebtedness as defined under the revolving credit agreement as of December 31, 2017 were as follows:

Net Capitalization and Indebtedness as of December 31, 2017
(In thousands)
Net capitalization:
Cash and cash equivalents	$36,491
Debt:
$400 million revolving credit agreement maturing March 1, 2021	152,000
Other debt	—
Total debt	152,000
Debt net of cash and cash equivalents	115,509
Shareholders’ equity	343,780
Net capitalization	$459,289
Indebtedness as defined in revolving credit agreement:
Total debt	$152,000
Face value of letters of credit	2,685
Capital lease	144
Other	250
Indebtedness	$155,079

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
At December 31, 2017, the interest rate on debt under the revolving credit agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the revolving credit agreement, borrowings are permitted up to $400 million, and approximately $248 million was available to borrow at December 31, 2017, based upon the most restrictive covenant within the revolving credit agreement.
As of December 31, 2017, Tredegar was in compliance with all financial covenants outlined in its revolving credit agreement. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant(s) through an amendment to the revolving credit agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the amended covenant is renegotiated.
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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Revolving Credit Agreement Along with Related Most Restrictive Covenants
As of and for the Twelve Months Ended December 31, 2017 (In thousands)
Computations of adjusted EBITDA and adjusted EBIT as defined in revolving credit agreement for the twelve months ended December 31, 2017:
Net income	$38,251
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	6,170
Depreciation and amortization expense for continuing operations	40,277
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	113,254
Charges related to stock option grants and awards accounted for under the fair value-based method	264
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(53,163)
Interest income	(209)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(7,867)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(33,800)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	547
Adjusted EBITDA as defined in revolving credit agreement	103,724
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(40,953)
Adjusted EBIT as defined in revolving credit agreement	$62,771
Computations of leverage and interest coverage ratios as defined in revolving credit agreement at December 31, 2017:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.50x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.17x
Most restrictive covenants as defined in revolving credit agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the revolving credit agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$140,323
Maximum leverage ratio permitted	4.00x
Minimum interest coverage ratio permitted	2.50x

Tredegar is obligated to make future payments under various contracts as set forth below:

	Payments Due by Period
(In millions)	2018	2019	2020	2021	2022	Remainder	Total
Debt:
Principal payments	$—	$—	$—	$152.0	$—	$—	$152.0
Estimated interest expense	5.2	5.2	5.2	0.9	—	—	16.5
Estimated contributions required: (1)
Defined benefit plans	5.3	5.3	5.0	5.3	5.9	11.3	38.1
Other postretirement benefits	0.5	0.5	0.5	0.5	0.5	2.4	4.9
Capital expenditure commitments	4.6	—	—	—	—	—	4.6
Leases	3.7	3.5	3.3	2.8	2.0	3.1	18.4
Estimated obligations relating to uncertain tax positions (2)	—	—	—	—	—	2.0	2.0
Other (3)	3.0	2.1	—	—	—	—	5.1
Total	$22.3	$16.6	$14.0	$161.5	$8.4	$18.8	$241.6

(1)
Estimated minimum required contributions for defined benefit plans and benefit payments for other postretirement plans are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases and health care cost trends. The expected defined benefit plan contribution estimates for 2018 through 2027 were determined under provisions of the Pension Protection Act of 2006 using the preliminary assumptions chosen by Tredegar for the 2018 plan year. Tredegar has determined that it is not practicable to present defined benefit contributions and other postretirement benefit payments beyond 2027.

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
At December 31, 2017, Tredegar had cash and cash equivalents of $36.5 million, including funds held in locations outside the U.S. of $32.7 million. Tredegar’s policy is to accrue U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Limitada because the Company had intended to permanently reinvest these earnings. Due to concerns about the current political and economic conditions in Brazil, Terphane Limitada began making cash distributions to the Company. During 2016, Terphane Limitada paid dividends totaling $13.3 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Limitada, there were no unrecorded deferred income tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Limitada’s undistributed earnings as of December 31, 2017 and December 31, 2016.
The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy working capital, capital expenditure and dividend requirements for at least the next twelve months.

Shareholders’ Equity
At December 31, 2017, Tredegar had 33,017,422 shares of common stock outstanding and a total market capitalization of $633.9 million, compared with 32,933,807 shares of common stock outstanding and a total market capitalization of $790.4 million at December 31, 2016.
Tredegar did not repurchase any shares on the open market in 2017, 2016 or 2015 under its approved share repurchase program.
Cash Flows
The discussion in this section supplements the information presented in the Consolidated Statements of Cash Flows.
Cash provided by operating activities was $88.2 million in 2017 compared with $48.9 million in 2016. The increase is due primarily to higher operating profit from ongoing operations ($16.5 million), higher non-cash charges for depreciation and amortization expense included in operating profit ($7.8 million), lower income tax payments ($6.2 million), cash received from a settlement of an escrow agreement associated with the acquisition of Terphane in October 2011 ($11.9 million) and lower contributions to fund pension and postretirement benefit plans ($2.2 million), partially offset by higher interest payments from higher debt levels ($2.7 million).
Cash used in investing activities was $125.6 million in 2017 compared with $42.0 million in 2016. Cash used in investing activities in 2017 primarily represents the acquisition of Futura in 2017 for $87.1 million (which includes the net settlement of post-closing adjustments of $0.1 million) and capital expenditures of $44.4 million, which compares to $45.5 million in 2016.
Net cash flow provided by financing activities was $43.2 million in 2017, which is primarily due to net borrowings under the revolving credit facility to fund the acquisition of Futura and the payment of regular quarterly dividends aggregating for the year to $14.5 million ($0.44 per share annually), partially offset by the proceeds from the exercise of stock options and other financing activities of $0.7 million. Cash used in financing activities was $23.7 million in 2016, primarily used for net debt repayments of $9.0 million, regular quarterly dividends aggregating for the year to $14.5 million ($0.44 per share annually) and debt financing costs related to the refinancing of the credit agreement of $2.6 million, partially offset by the proceeds from the exercise of stock options and other financing activities of $2.3 million.
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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see the Executive Summary and the Results of Continuing Operations sections for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets in which the Company operates.
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
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with its natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has an $102,000 impact on the continuing monthly operating profit for U.S. operations in Aluminum Extrusions. There is an energy surcharge for Aluminum Extrusions in the U.S. that is applied when the previous quarter’s NYMEX natural gas average settlement price is in excess of $8.85 per mmBtu.

The volatility of quarterly average natural gas prices is shown in the chart below:

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.
Tredegar sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales and total assets for manufacturing operations related to foreign markets for 2017, 2016 and 2015 are as follows:

Tredegar Corporation—Continuing Operations Percentage of Net Sales and Total Assets Related to Foreign Markets
	2017			2016			2015
	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *	% of Total		% Total Assets - Foreign Oper- ations *
	Net Sales *			Net Sales *			Net Sales *
	Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations		Exports From U.S.	Foreign Oper- ations
Canada	5	—	—	6	—	—	5	—	—
Europe	1	9	6	1	10	6	1	10	5
Latin America**	2	9	7	—	11	21	—	10	20
Asia	9	2	5	9	3	6	9	3	7
Total % exposure to foreign markets	17	20	18	16	24	33	15	23	32

*	The percentages for foreign markets are relative to Tredegar’s consolidated net sales and total assets from continuing operations.
**
In 2017, Flexible Packaging Films’ recorded a charge for the impairment of assets in the amount of $101 million. See Terphane Asset Impairment Loss and Worthless Stock Deduction in Flexible Packaging Films in the Executive Summary section for more details.

Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and emerging markets, and the corresponding impact on earnings and cash flow, as part of the overall risk of operating in a global environment (for additional information, see trends for the Euro, Brazilian Real and Chinese Yuan in the charts on the following page). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions. Competition in Brazil, Terphane’s primary market, has been exacerbated by global overcapacity in the polyester industry generally, and by particularly acute overcapacity in Latin America. Additional PET capacity from a competitor in Latin America came on line in September 2017. These factors have resulted in significant competitive pricing pressures and U.S. Dollar equivalent margin compression. Moreover, variable conversion, fixed conversion and sales, general and administrative costs for operations in Brazil have been adversely impacted by inflation in Brazil that is higher than in the U.S.  Flexible Packaging Films is exposed to additional foreign exchange translation risk (its functional currency is the Brazilian Real) because almost 90% of Flexible Packaging Films’ Brazilian sales are quoted or priced in U.S. Dollars while a large majority of its Brazilian costs are quoted or priced in Brazilian Real.  This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact operating profit for Flexible Packaging Films.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Terphane’s U.S. Dollar quoted or priced sales and underlying Brazilian Real quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$95 million (approximately $30 million annually in equivalent U.S. Dollars or $2.5 million per month). On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Limitada”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real (“R$”) and sell U.S. Dollars covering the period from October 2017 through December 2018. These agreements hedge half of the Company’s exposure at monthly average forward rates ranging on an approximately linear increasing basis from R$3.164 for each U.S. Dollar in October 2017 to R$3.3148 in December 2018. For example, if in December 2018 the actual average rate was R$3.000 for each U.S. Dollar, then Terphane Limitada would have a settlement gain on its forward contract of R$393,500, which would help offset the estimated translation loss on the net mismatch exposure of R$787,000 for December 2018. The opposite would occur if the actual average rate were greater than the forward rate. These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Limitada's forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at December 31, 2017 was $15.0 million (R$48.8 million). The net fair value of the 12 open forward contracts was a negative $0.6 million as of December 31, 2017.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on operating profit from ongoing operations in PE Films of $0.3 million in 2017 compared to 2016 and an unfavorable impact on operating profit from ongoing operations of $0.3 million in 2016 compared with 2015.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In conducting its assessment of the effectiveness of our internal controls over financial reporting, management excluded its acquisition of Futura Industries Corporation, which was acquired by Tredegar on
February 15, 2017, and is included in Tredegar’s 2017 consolidated financial statements and constituted 7% of consolidated total assets and 8% of consolidated total sales for the year then ended. Based on this evaluation under the framework in Internal Control — Integrated Framework 2013, Tredegar’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of Tredegar’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15.
Changes in Internal Control Over Financial Reporting
There has been no change in Tredegar’s internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning directors and persons nominated to become directors of Tredegar to be included in the Proxy Statement under the headings “Proposal 1: Election of Directors” and “Tredegar’s Board of Directors” is incorporated herein by reference.
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
Set forth below are the names, ages and titles of the Company’s executive officers:

Name	Age	Title
John D. Gottwald	63	President and Chief Executive Officer
D. Andrew Edwards	59	Vice President and Chief Financial Officer
Michael J. Schewel	64	Vice President, General Counsel and Corporate Secretary
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
The information to be included in the Proxy Statement under the heading “Stock Ownership” is incorporated herein by reference. The following table summarizes information with respect to equity compensation plans under which securities are authorized for issuance as of December 31, 2017.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights*	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)**
Equity compensation plans approved by security holders	987,329	$19.75	1,704,554
Equity compensation plans not approved by security holders	—	—	—
Total	987,329	$19.75	1,704,554

*	Includes performance stock units that give the holder the right to receive shares of Tredegar common stock upon the satisfaction of certain performance criteria.
** Due to an administrative error, the number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column (a), was overstated in Item 12 of Tredegar’s Annual Report on Form 10-K for the years ended December 31, 2014, 2015 and 2016. The correct amounts as of December 31, 2014, 2015 and 2016 were 2,099,239; 2,025,091; and 1,898,592, respectively.

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
See Exhibit Index on pages 95-97.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Tredegar Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tredegar Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Futura Industries Corporation (“Futura”) from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Futura from our audit of internal control over financial reporting. Futura is a wholly-owned subsidiary whose total assets and total sales excluded from management’s assessment and our audit of internal control over financial reporting represent 7% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 21, 2018

We have served as the Company’s auditor since 1989.

CONSOLIDATED BALANCE SHEETS
Tredegar Corporation and Subsidiaries

December 31	2017	2016
(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$36,491	$29,511
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,304 in 2017 and $3,102 in 2016	120,135	97,388
Income taxes recoverable	32,080	7,518
Inventories	86,907	66,069
Prepaid expenses and other	8,224	7,738
Total current assets	283,837	208,224
Property, plant and equipment, at cost:
Land and land improvements	8,723	11,294
Buildings	101,271	126,064
Machinery and equipment	660,898	660,272
Total property, plant and equipment	770,892	797,630
Less accumulated depreciation	(547,801)	(536,905)
Net property, plant and equipment	223,091	260,725
Investment in kaléo (cost basis of $7,500)	54,000	20,200
Identifiable intangible assets, net	40,552	33,601
Goodwill	128,208	117,822
Deferred income tax assets	16,636	584
Other assets	9,419	10,006
Total assets	$755,743	$651,162
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$108,391	$81,342
Accrued expenses	42,433	38,647
Total current liabilities	150,824	119,989
Long-term debt	152,000	95,000
Pension and other postretirement benefit obligations, net	98,837	95,370
Deferred income tax liabilities	2,123	21,110
Other noncurrent liabilities	8,179	8,910
Total liabilities	411,963	340,379
Commitments and contingencies (Notes 15 and 18)
Shareholders’ equity:
Common stock (no par value):
Authorized 150,000,000 shares;
Issued and outstanding—33,017,422 shares in 2017 and 32,933,807 in 2016 (including restricted stock)	34,747	32,007
Common stock held in trust for savings restoration plan (71,309 shares in 2017 and 69,622 in 2016)	(1,528)	(1,497)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(86,178)	(93,970)
Gain (loss) on derivative financial instruments	459	863
Pension and other postretirement benefit adjustments	(90,950)	(90,127)
Retained earnings	487,230	463,507
Total shareholders’ equity	343,780	310,783
Total liabilities and shareholders’ equity	$755,743	$651,162

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME
Tredegar Corporation and Subsidiaries

Years Ended December 31	2017	2016	2015
(In thousands, except per-share data)
Revenues and other:
Sales	$961,330	$828,341	$896,177
Other income (expense), net	51,713	2,381	(20,113)
	1,013,043	830,722	876,064
Costs and expenses:
Cost of goods sold	775,628	668,626	725,459
Freight	33,683	29,069	29,838
Selling, general and administrative	85,501	75,754	71,911
Research and development	18,287	19,122	16,173
Amortization of identifiable intangibles	6,198	3,978	4,073
Interest expense	6,170	3,806	3,502
Asset impairments and costs associated with exit and disposal activities	102,488	2,684	3,850
Goodwill impairment charge	—	—	44,465
Total	1,027,955	803,039	899,271
Income (loss) before income taxes	(14,912)	27,683	(23,207)
Income tax expense (benefit)	(53,163)	3,217	8,928
Net income (loss)	$38,251	$24,466	$(32,135)

Earnings (loss) per share:
Basic	$1.16	$0.75	$(0.99)
Diluted	$1.16	$0.75	$(0.99)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Tredegar Corporation and Subsidiaries

Years Ended December 31	2017	2016	2015
(In thousands, except per-share data)
Net income (loss)	$38,251	$24,466	$(32,135)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $371 in 2017, tax benefit of $729 in 2016 and tax benefit of $890 in 2015)	7,792	18,837	(65,537)
Derivative financial instruments adjustment (net of tax of $111 in 2017, net of tax of $727 in 2016 and tax benefit of $550 in 2015)	(404)	1,236	(1,029)
Pension & other postretirement benefit adjustments:
Net gains (losses) and prior service costs (net of tax benefit of $2,518 in 2017, tax benefit of $1,874 in 2016 and tax benefit of $226 in 2015)	(8,634)	(3,288)	(2,176)
Amortization of prior service costs and net gains or losses (net of tax of $4,234 in 2017, tax of $4,398 in 2016 and tax of $5,823 in 2015)	7,811	8,700	10,218
Other comprehensive income (loss)	6,565	25,485	(58,524)
Comprehensive income (loss)	$44,816	$49,951	$(90,659)
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Tredegar Corporation and Subsidiaries

Years Ended December 31	2017	2016	2015
(In thousands)
Cash flows from operating activities:
Net income (loss)	$38,251	$24,466	$(32,135)
Adjustments for noncash items:
Depreciation	34,079	28,494	30,909
Amortization of identifiable intangibles	6,198	3,978	4,073
Goodwill impairment charge	—	—	44,465
Deferred income taxes	(36,414)	(3,689)	(10,523)
Accrued pension and postretirement benefits	10,193	11,047	12,521
(Gain) loss on investment in kaléo accounted for under the fair value method	(33,800)	(1,600)	20,500
Loss on asset impairments	101,282	1,436	403
(Gain) loss on sale of assets	553	(220)	(11)
Gain from insurance recoveries	(5,261)	(1,634)	—
Changes in assets and liabilities:
Accounts and other receivables	(10,566)	92	9,180
Inventories	(9,128)	1,127	1,137
Income taxes recoverable/payable	(24,449)	(7,061)	(1,849)
Prepaid expenses and other	(784)	(1,914)	(1,256)
Accounts payable and accrued expenses	21,123	161	(2,455)
Pension and postretirement benefit plan contributions	(5,829)	(8,061)	(2,709)
Other, net	2,767	2,250	2,006
Net cash provided by operating activities	88,215	48,872	74,256
Cash flows from investing activities:
Capital expenditures	(44,362)	(45,457)	(32,831)
Acquisitions, net of cash acquired	(87,110)	—	—
Insurance proceeds from cast house explosion	5,739	1,156	—
Proceeds from the sale of assets and other	129	2,308	1,416
Net cash used in investing activities	(125,604)	(41,993)	(31,415)
Cash flows from financing activities:
Borrowings	190,750	96,750	107,000
Debt principal payments	(133,750)	(105,750)	(140,250)
Dividends paid	(14,532)	(14,456)	(13,725)
Debt financing costs	—	(2,606)	(78)
Proceeds from exercise of stock options and other	695	2,313	2,858
Net cash provided by (used) in financing activities	43,163	(23,749)	(44,195)
Effect of exchange rate changes on cash	1,206	2,225	(4,546)
Increase (decrease) in cash and cash equivalents	6,980	(14,645)	(5,900)
Cash and cash equivalents at beginning of period	29,511	44,156	50,056
Cash and cash equivalents at end of period	$36,491	$29,511	$44,156
Supplemental cash flow information:
Interest payments	$5,808	$3,074	$3,508
Income tax payments (refunds), net	$9,193	$15,406	$20,118
See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Tredegar Corporation and Subsidiaries

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Retained Earnings	Trust for Savings Restora-tion Plan	Foreign Currency Trans-lation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post- retirement Benefit Adjust.	Total Share- holders’ Equity
(In thousands, except share and per-share data)	Shares	Amount
Balance at January 1, 2015	32,422,082	$24,364	$499,300	$(1,440)	$(47,270)	$656	$(103,581)	$372,029
Net loss	—	—	(32,135)	—	—	—	—	(32,135)
Foreign currency translation adjustment (net of tax benefit of $890)	—	—	—	—	(65,537)	—	—	(65,537)
Derivative financial instruments adjustment (net of tax benefit of $550)	—	—	—	—	—	(1,029)	—	(1,029)
Net gains or losses and prior service costs (net of tax benefit of $226)	—	—	—	—	—	—	(2,176)	(2,176)
Amortization of prior service costs and net gains or losses (net of tax of $5,823)	—	—	—	—	—	—	10,218	10,218
Cash dividends declared ($0.42 per share)	—	—	(13,725)	—	—	—	—	(13,725)
Stock-based compensation expense	118,440	3,435	—	—	—	—	—	3,435
Issued upon exercise of stock options (including related income tax of $302) & other	141,640	1,668	—	—	—	—	—	1,668
Shareholder Rights Plan redemption	—	—	—	—	—	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	—	27	(27)	—	—	—	—
Balance at December 31, 2015	32,682,162	29,467	453,467	(1,467)	(112,807)	(373)	(95,539)	272,748
Net income	—	—	24,466	—	—	—	—	24,466
Foreign currency translation adjustment (net of tax benefit of $729)	—	—	—	—	18,837	—	—	18,837
Derivative financial instruments adjustment (net of tax of $727)	—	—	—	—	—	1,236	—	1,236
Net gains or losses and prior service costs (net of tax benefit of $1,874)	—	—	—	—	—	—	(3,288)	(3,288)
Amortization of prior service costs and net gains or losses (net of tax of $4,398)	—	—	—	—	—	—	8,700	8,700
Cash dividends declared ($0.44 per share)	—	—	(14,456)					(14,456)
Stock-based compensation expense	127,169	1,461	—	—	—	—	—	1,461
Issued upon exercise of stock options (including related income tax of $1,109) & other	124,476	1,079	—	—	—	—	—	1,079
Tredegar common stock purchased by trust for savings restoration plan	—	—	30	(30)	—	—	—	—
Balance at December 31, 2016	32,933,807	32,007	463,507	(1,497)	(93,970)	863	(90,127)	310,783
Net income	—	—	38,251	—	—	—	—	38,251
Foreign currency translation adjustment (net of tax benefit of $371)	—	—	—	—	7,792	—	—	7,792
Derivative financial instruments adjustment (net of tax of $111)	—	—	—	—	—	(404)	—	(404)
Net gains or losses and prior service costs (net of tax benefit of $2,518)	—	—	—	—	—	—	(8,634)	(8,634)
Amortization of prior service costs and net gains or losses (net of tax of $4,234)	—	—	—	—	—	—	7,811	7,811
Cash dividends declared ($0.44 per share)	—	—	(14,532)	—	—	—	—	(14,532)
Stock-based compensation expense	49,475	2,018	—	—	—	—	—	2,018
Issued upon exercise of stock options & other	34,140	695	—	—	—	—	—	695
Cumulative effect adjustment for adoption of stock-based compensation accounting guidance	—	27	(27)	—	—	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	—	31	(31)	—	—	—	—
Balance at December 31, 2017	33,017,422	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
Tredegar Corporation and Subsidiaries

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations. Tredegar Corporation and subsidiaries (collectively “Tredegar,” “the Company,” “we,” “us” or “our”) are primarily engaged in the manufacture of polyethylene films, polyester films and aluminum extrusions, which are reported for business segment purposes under PE Films, Flexible Packaging Films (also referred to as Terphane) and Aluminum Extrusions (also referred to as Bonnell Aluminum), respectively. More information on the Company’s business segments is provided in Note 5. See Notes 10 and 17 regarding restructurings.
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
Fiscal Year End. The Company operates on a calendar fiscal year except the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis. References to Aluminum Extrusions for 2017, 2016 and 2015 relate to the 52-week fiscal years ended December 24, 2017, December 26, 2016 and December 27, 2015, respectively. The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
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
Transaction and remeasurement gains or losses included in income were losses of $0.8 million, $3.6 million and $4.0 million in 2017, 2016 and 2015, respectively. These amounts do not include the effects between reporting periods that exchange rate changes have on income of the locations outside the U.S. that result from translation into U.S. Dollars.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand in excess of daily operating requirements and highly liquid investments with original maturities of three months or less. At December 31, 2017 and 2016, Tredegar had cash and cash equivalents of $36.5 million and $29.5 million, respectively, including funds held in locations outside the U.S. of $32.7 million and $23.8 million, respectively.
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
Inventories. Inventories are stated at the lower of cost or market, with cost determined on the last-in, first-out (“LIFO”) basis, the weighted average cost or the first-in, first-out basis. Cost elements included in work-in-process and finished goods inventories are raw materials, direct labor and manufacturing overhead. Finished goods, work-in-process, raw materials and supplies, stores and other inventory are reviewed to determine if inventory quantities are in excess of forecasted usage or if they have become obsolete.
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
Capital expenditures for property, plant and equipment include capitalized interest. Capitalized interest included in capital expenditures for property, plant and equipment was $0.4 million, $0.3 million and $0.4 million in 2017, 2016 and 2015, respectively.
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
Goodwill and Identifiable Intangibles. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. The Company assesses goodwill for impairment when events or circumstances indicate that the carrying value may not be recoverable or, at a minimum, on an annual basis (December 1st of each year). The Company’s significant operating units in PE Films include Personal Care and Surface Protection. There are three operating units in Aluminum Extrusions: Bonnell Aluminum, AACOA and Futura. Each of these reporting units has separately identifiable operating net assets (operating assets including goodwill and identifiable intangible assets net of operating liabilities).
The Company recorded a goodwill impairment charge of $44.5 million ($44.5 million after taxes) to write off the goodwill associated with Flexible Packaging Films in the third quarter of 2015. See Note 8 for additional details.
The Company estimates the fair value of its reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. Goodwill of the PE Films operating units, Personal Care and Surface Protection, in the amounts of $46.8 million and $57.3 million, respectively, was tested for impairment at the annual testing date, with the estimated fair value of these reporting units exceeding the carrying value of their net assets by approximately 15% and +100%, respectively, at December 1, 2017. The goodwill of the Aluminum Extrusions reporting unit was tested for impairment at the annual testing date. The goodwill in Aluminum Extrusions is associated with the October 2012 acquisition of AACOA, Inc. (“AACOA”) and the February 2017 acquisition of Futura Industries Corporation (“Futura”). The estimated fair value of AACOA and Futura exceeded the carrying value of their net assets by approximately 61% and 42%, respectively, at December 1, 2017. Goodwill for AACOA and Futura totaled $13.7 million and $10.4 million, respectively, at December 31, 2017.
Indefinite-lived identifiable intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis (December 1st of each year). The Company estimates the fair value of its trade names using a relief-from-royalty method that relies upon a corresponding discounted cash flow analysis.
For AACOA and Futura, the indefinite-lived identifiable intangible assets for each were tested for impairment at the annual testing date, with the estimated fair value substantially exceeding the carrying value of the net assets for each.
Based on a valuation analysis conducted in the fourth quarter of 2017, Terphane recorded an impairment of its assets. Indefinite-lived trade names for Terphane were written down by $4.0 million to $2.4 million and were assigned estimated useful lives of 5 to 13 years. Also, Terphane recorded a reduction of the carrying value of definite-lived identifiable intangible assets in the amount of $14.0 million.
Additional disclosure of Tredegar goodwill and identifiable intangible assets and the impairments recorded in 2017 are included in Note 8.
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
During the fourth quarter of 2017, in conjunction with annual business planning as well as valuation activities (including the use of discounted cash flow and comparative enterprise value-to-EBITDA multiple methods) and other efforts, the Company determined that the carrying value of Terphane’s remaining long-lived assets were impaired.  Accordingly, the Company wrote down these assets based on an enterprise valuation for all of Terphane of approximately $30 million. This write-down resulted in a non-cash asset impairment loss recognized during the fourth quarter of 2017 of $101 million ($87 million after non-cash tax benefits). See Note 17 for more information on this impairment.
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
Income Taxes. Income taxes are recognized during the period in which transactions enter into the determination of income for financial reporting purposes, with deferred income taxes being provided at enacted statutory tax rates on the differences between the financial reporting and tax bases of assets and liabilities (see Note 16). Tredegar’s policy is to accrue U.S. federal income taxes to the extent required under GAAP on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under the Tax Cuts and Jobs Act (the “TCJA”) enacted by the U.S. government on December 22, 2017, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Limitada because the Company had intended to permanently reinvest these earnings. Due to concerns about the current political and economic conditions in Brazil, Terphane Limitada began making cash distributions to the Company. During 2016, Terphane Limitada paid dividends totaling $13.3 million to the Company. Because of the accumulation of significant losses related to foreign currency translations at Terphane Limitada, there were no unrecorded deferred income tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Limitada’s undistributed earnings as of December 31, 2017 and December 31, 2016.
A valuation allowance is recorded in the period when the Company determines that it is more likely than not that all or a portion of deferred income tax assets may not be realized. The establishment and removal of a valuation allowance requires the Company to consider all positive and negative evidence and make a judgmental decision regarding the amount of valuation allowance required as of a reporting date. The benefit of an uncertain tax position is included in the accompanying financial statements when the Company determines that it is more likely than not that the position will be sustained, based on the technical merits of the position, if the taxing authority examines the position and the dispute is litigated. This determination is made on the basis of all the facts, circumstances and information available as of the reporting date.
Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	2017	2016	2015
Weighted average shares outstanding used to compute basic earnings per share	32,945,961	32,761,793	32,578,116
Incremental shares attributable to stock options and restricted stock	5,327	13,279	—
Shares used to compute diluted earnings per share	32,951,288	32,775,072	32,578,116
Incremental shares attributable to stock options and restricted stock are computed using the average market price during the related period. The Company had a net loss in 2015, so there is no dilutive impact for such shares. If the Company had reported net income in 2015, average out-of-the-money options to purchase shares that would have been excluded from the calculation of incremental shares attributable to stock options and restricted stock were 881,513. The average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 397,669 in 2017 and 128,200 in 2016.
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
The assumptions used in this model for valuing Tredegar stock options granted in 2017 (no grants in 2015 and 2016) were as follows:

2017
Dividend yield	1.9%
Weighted average volatility percentage	38.3%
Weighted average risk-free interest rate	1.8%
Holding period (years):
Officers	5
Management	5
Weighted average exercise price at date of grant (also weighted average market price at date of grant):
Officers	$15.65
Management	15.65
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
In March 2016, the FASB issued amended guidance (ASU 2016-09) to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation were recognized in income tax expense (benefit) in the consolidated statements of income rather than in accumulated other comprehensive income in the consolidated balance sheets and were applied on a prospective basis. If these amounts had been included in the consolidated statements of income in previous years, net income would have been reduced by $1.1 million in 2016, and the net loss would have increased $0.3 million in 2015. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements were implemented on a retrospective basis. In addition, the updated guidance allows the Company to make an accounting policy election to account for forfeitures as they occur. Previously, the Company was required to estimate forfeitures at the grant date, accounting for estimated forfeitures over the requisite service period.
Tredegar stock options granted during 2017 (no grants in 2015 and 2016), and related estimated fair value at the date of grant, are as follows:

2017
Stock options granted (number of shares):
Officers	151,992
Management	57,559
Total	209,551
Estimated weighted average fair value of options per share at date of grant:
Officers	$4.69
Management	4.69
Total estimated fair value of stock options granted (in thousands)	$983
Additional disclosure of Tredegar stock options is included in Note 12.
Financial Instruments. Tredegar uses derivative financial instruments for the purpose of hedging aluminum price volatility and currency exchange rate exposures that exist as part of transactions associated with ongoing business operations. The Company’s derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the accompanying balance sheet at fair value. A change in the fair value of the derivative that is highly effective and that is designated and qualifies as a cash flow hedge is recorded in other comprehensive income. Gains and losses reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are affected by the variability of cash flows of the hedged transaction. Such gains and losses are reported on the same line as the underlying hedged item, and the cash flows related to financial instruments are classified in the consolidated statements of cash flows in a manner consistent with those of the transactions being hedged. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings. The amount of gains and losses recognized for hedge ineffectiveness were not material in 2017, 2016 and 2015.
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

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2017:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2017	$(93,970)	$863	$(90,127)	$(183,234)
Other comprehensive income (loss) before reclassifications	7,792	538	(8,634)	(304)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(942)	7,811	6,869
Net other comprehensive income (loss) - current period	7,792	(404)	(823)	6,565
Ending balance, December 31, 2017	$(86,178)	$459	$(90,950)	$(176,669)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the year ended December 31, 2016:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2016	$(112,807)	$(373)	$(95,539)	$(208,719)
Other comprehensive income (loss) before reclassifications	18,837	247	(3,288)	15,796
Amounts reclassified from accumulated other comprehensive income (loss)	—	989	8,700	9,689
Net other comprehensive income (loss) - current period	18,837	1,236	5,412	25,485
Ending balance, December 31, 2016	$(93,970)	$863	$(90,127)	$(183,234)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2017 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$1,210	Cost of goods sold
Foreign currency forward contracts, before taxes	62	Cost of goods sold
Foreign currency forward contracts, before taxes	(43)	Selling, general and administrative
Total, before taxes	1,229
Income tax expense (benefit)	287	Income taxes
Total, net of tax	$942
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(12,045)	(a)
Income tax expense (benefit)	(4,234)	Income taxes
Total, net of tax	$(7,811)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 13 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2016 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,630)	Cost of goods sold
Foreign currency forward contracts, before taxes	62	Cost of goods sold
Total, before taxes	(1,568)
Income tax expense (benefit)	(579)	Income taxes
Total, net of tax	$(989)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(13,098)	(a)
Income tax expense (benefit)	(4,398)	Income taxes
Total, net of tax	$(8,700)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 13 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income during 2015 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(3,538)	Cost of goods sold
Foreign currency forward contracts, before taxes	62	Cost of goods sold
Total, before taxes	(3,476)
Income tax expense (benefit)	(1,284)	Income taxes
Total, net of tax	$(2,192)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(16,041)	(a)
Income tax expense (benefit)	(5,823)	Income taxes
Total, net of tax	$(10,218)

(a) This component of accumulated other comprehensive income is included in the computation of net periodic pension cost (see Note 13 for additional detail).

Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, amended guidance was issued regarding clarifying the implementation guidance on principal versus agent considerations and in April 2016, clarifying guidance was issued relating to identifying performance obligations and licensing implementation. The effective date of this revised standard is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The converged standard can be adopted using a full retrospective method or a modified retrospective method, which applies the new guidance to contracts that are not completed at the adoption date without adjusting prior reporting periods. The Company has completed its assessment of the impact of this standard. The Company used a team to analyze the impact of the standard, and the related guidance issued, across all revenue streams and to evaluate the impact of the new standard on revenue contracts. This team reviewed current accounting policies and practices, identifying potential differences that would result from applying the requirements under the new standard. The Company will adopt this new standard in the first quarter of 2018 using the modified retrospective method of adoption, and the adoption will not have a material impact on the timing or amount of revenue recognized in the Company’s consolidated financial statements, although there will be expanded disclosures.
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
In January 2016, the FASB issued amended guidance associated with accounting for equity investments measured at fair value. The amended guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee or those without a readily determinable fair value). The amended guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amended guidance is effective for fiscal years beginning after December 31, 2017, including the interim periods within those fiscal years. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the update. Early adoption is permitted under limited, specific circumstances. The adoption of the amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued a revised standard on lease accounting. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The revised standard requires additional analysis of the components of a transaction to determine if a right-of-use asset is embedded in the transaction that needs to be treated as a lease. Substantial additional disclosures are also required by the revised standard. The revised standard is effective for fiscal years beginning after December 31, 2018, including the interim periods within those fiscal years. The revised standard should be adopted using a modified retrospective approach, with early adoption permitted. The Company has a process in place to analyze the impact of the standard, and the related guidance issued, on all leases throughout the Company. This process includes reviewing all active leases with terms greater than 12 months, which are currently being identified. The Company has also started evaluating the new requirements for tracking and cost recovery of these leases. The Company expects to complete its evaluations of the impacts of the accounting and disclosure requirements on its business processes, controls and systems by the second half of 2018.
In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company has evaluated the impact of adopting this guidance and does not expect there to be a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued guidance to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods for which the financial statements have not been issued. The Company has not elected early adoption of this guidance and will apply the new guidance beginning in the first quarter of 2018.
In January 2017, the FASB issued amended guidance that eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has not elected early adoption and does not expect any impact on the Company’s consolidated financial statements.
In March 2017, the FASB issued final guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). Currently, net benefit cost is reported as an employee cost within operating income. This new guidance requires the bifurcation of net periodic pension and postretirement benefit costs. Service cost will be part of operating income (and is the only piece eligible to be capitalized). All other components will be shown outside of operations. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and should be applied on a retrospective basis, except for the amendments related to capitalization of benefit cost, which should be applied on a prospective basis. The Company is currently evaluating the amended guidance but does not expect there to be an impact of adopting this guidance on the Company’s consolidated financial statements.
In August 2017, the FASB issued amended guidance on the accounting for hedging activities. The amended guidance makes more hedging strategies qualify for hedge accounting. After initial qualification, the amended guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, if the company can reasonably support an expectation of effectiveness throughout the term of the hedge. The amended guidance is effective for annual and interim periods beginning after January 1, 2019, but may be adopted immediately. The adoption should be on a cumulative effect basis and applied prospectively. The Company is currently evaluating the amended guidance but does not expect there to be an impact of adopting this guidance on the Company’s consolidated financial statements.

2	ACQUISITIONS
On February 15, 2017, Bonnell Aluminum acquired 100% of the stock of Futura on a net debt-free basis for approximately $92 million (the “Initial Purchase Price”). The amount actually funded in cash at the transaction date was approximately $87.0 million (the “Initial Cash Funding”), which was the Initial Purchase Price net of preliminary closing adjustments for working capital and seller transaction-related obligations assumed and subsequently paid by Bonnell Aluminum. The acquisition, which was funded using Tredegar’s revolving credit facility, was treated as an asset purchase for U.S. federal income tax purposes. Tredegar expects to receive a $5 million refund in 2018 from an earnout price adjustment mechanism discussed further below.

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

Under the terms of the transaction, $5 million of the Initial Cash Funding was placed in escrow (the “Earnout Escrow”) and will be returned to Bonnell Aluminum because Futura did not achieve a targeted EBITDA level (as defined in the Stock Purchase Agreement) for the last eleven months of the fiscal year ended December 2017. At the acquisition date, the Company performed a probability weighted assessment in order to determine the fair value of this contingent asset. The assessment estimated a fair value of $4.3 million, which would be returned to Bonnell Aluminum in early 2018, and accordingly, a receivable of $4.3 million (“Initial Earnout Receivable”) was recorded by Bonnell Aluminum. In the second quarter of 2017, the Company updated its valuation of this contingent asset, which resulted in a fair value of $5.0 million. The receivable was increased to $5.0 million, and $0.7 million was recognized as income in the second quarter of 2017 in Other income (expense), net in the Consolidated Statements of Income.

The net purchase price for financial reporting purposes was set at approximately $82.9 million (the “Adjusted Net Purchase Price”), which was the Initial Cash Funding less the Initial Earnout Receivable and the net settlement of certain post-closing adjustments of $0.1 million paid to the seller during the second quarter of 2017. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Based upon management’s valuation of the fair value of tangible and identifiable intangible assets acquired (net of cash acquired) and liabilities assumed, the allocation of the Adjusted Net Purchase Price is as follows:

(In thousands)
Accounts receivable	$6,680
Inventories	10,342
Prepaid expenses and other current assets	240
Property, plant & equipment	32,662
Identifiable intangible assets:
Customer relationships	24,000
Trade names	6,700
Trade payables & accrued expenses	(8,135)
Total identifiable net assets	72,489
Adjusted Net Purchase Price	82,860
Goodwill	$10,371

The goodwill and identifiable intangible asset balances associated with this acquisition will be deductible for tax purposes on a straight-line basis over a period of approximately 15 years. For financial reporting purposes, customer relationships are being amortized over 12 years and trade names are being amortized over 13 years. Goodwill is not subject to amortization for financial reporting purposes. Customer relationships were valued using the excess earnings approach. Trade names were valued using a relief-from-royalty approach. The Company does not anticipate marketing Futura’s products under a different brand in light of its strong name recognition and competitive advantage in its target markets.

For 2017, Tredegar’s consolidated results of operations and its Aluminum Extrusions business segment included the following Futura results for the 10.5 months owned: sales of $71.0 million, operating profit from ongoing operations of $8.2 million, depreciation and amortization of $5.0 million, and capital expenditures of $2.5 million.

The following unaudited supplemental pro forma data presents Tredegar’s consolidated sales, net income and related earnings per share as if the acquisition of Futura had been consummated at the beginning of 2016, and is not necessarily indicative of the Company’s financial performance if the acquisition had actually been consummated as of that date, or of future performance. The supplemental unaudited pro forma measures for the years ended December 31, 2017 and 2016 are presented below:

Tredegar Pro Forma Results with Futura Acquisition
(In thousands, except per-share data)	2017	2016
Sales	$968,340	$904,877
Net income	$37,974	$27,805
Earnings per share:
Basic	$1.15	$0.85
Diluted	$1.15	$0.85

Futura’s pre-acquisition results for the period from January 1 to February 14, 2017, and therefore the pro forma information for 2017 presented above, were adversely impacted by significant disruptions to manufacturing operations and sales caused by the renovation of its anodizing line. The actual accretion to Tredegar’s diluted earnings per share from Futura since the acquisition date was 12 cents per share for 2017.

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

3	OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

(In thousands)	2017	2016	2015
Gain (loss) on investment in kaléo accounted for under fair value method	$33,800	$1,600	$(20,500)
Gain associated with the settlement of an escrow agreement related to Terphane, acquired in October 2011	11,856	—	—
Gain from insurance recoveries	5,261	1,902	—
Unrealized loss on investment property	—	(1,032)	—
Other	796	(89)	387
Total	$51,713	$2,381	$(20,113)
See Note 17 for more details on the items broken out separately in the table above.

4	INVESTMENTS
In August 2007 and December 2008, Tredegar made an aggregate investment of $7.5 million in kaleo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. The mission of kaléo is to provide products that empower patients to confidently take control of their medical conditions. Tredegar owns Series A-3 Preferred Stock and Series B Preferred Stock in kaléo that, taken together, represents on a fully-diluted basis an approximate 20% interest in kaléo. Tredegar accounts for its investment in kaléo under the fair value method. At the time of the initial investment, the Company elected the fair value option of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.
At December 31, 2017 and 2016, the estimated fair value of the Company’s investment (also the carrying value, which is separately stated in the consolidated balance sheets) was $54.0 million and $20.2 million, respectively. The Company recognized an unrealized gain on its investment in kaléo of $33.8 million ($24.0 million after taxes) and $1.6 million ($1.2 million after taxes) in 2017 and 2016, respectively.
The change in the estimated fair value of the Company’s holding in kaléo in 2017 primarily related to recent favorable operating results and projections. Kaléo’s stock is not publicly traded. In addition, kaléo had not completed a full year of operations since the re-launch of its Auvi-Q® product which occurred during the first quarter of 2017. The valuation estimate in this situation is based on projection assumptions or Level 3 inputs that have a wide range of possible outcomes. Consequently, the present value of kaléo’s projected future cash flows is determined at a discount rate of 45% for their high degree of risk. Ultimately, the true value of the Company’s ownership interest in kaléo will be determined if and when a liquidity event occurs, and the ultimate value could be materially different from the $54.0 million estimated fair value reflected in the Company’s financial statements at December 31, 2017.
The Company recognized an unrealized loss of $20.5 million ($15.7 million after taxes) in 2015 that primarily related to a voluntary recall of the epinephrine auto-injectors that were on the market which was announced on October 28, 2015 by sanofi-aventis U.S. LLC to whom kaléo had licensed exclusive rights to commercialize the epinephrine auto-injectors at that time.  Kaléo relaunched the epinephrine auto-injector in the U.S. in the first quarter of 2017.
Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 5. Subsequent to its most recent investment (December 15, 2008), and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for its ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions related to meeting cash flow projections and discounting of these factors for their high degree of risk. If kaléo does not meet its projected cash flows or related risks are unfavorable versus the most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then the Company’s estimate of the fair value of its ownership interest in kaléo is likely to decline. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.
In addition to the impact on valuation of the possible changes in assumptions, Level 3 inputs and projections from changes in business conditions, the fair market valuation of Tredegar’s interest in kaléo is sensitive to changes in the weighted average cost of capital used to discount cash flow projections for the high degree of risk associated with a wide range of possible outcomes. The weighted average cost of capital used in the fair market valuation of the Company’s interest in kaléo was 45% at both December 31, 2017 and 2016. At December 31, 2017, the effect of a 500 basis point decrease in the weighted average cost of capital assumption would have further increased the fair value of Tredegar’s interest in kaléo by approximately $11 million, and a 500 basis point increase in the weighted average cost of capital assumption would have decreased the fair value of the Company’s interest by approximately $10 million.
On April 2, 2007, Tredegar invested $10.0 million in Harbinger Capital Partners Special Situations Fund, L.P. (the “Harbinger Fund”), a private investment fund that is subject to limitations on withdrawal. There is no secondary market for interests in the fund. The Company’s investment in the Harbinger Fund, which represents less than 1% of its total partnership capital, is accounted for under the cost method. There were no unrealized gains or losses on the Company’s investment in the Harbinger Fund in 2017, 2016 and 2015. The December 31, 2017 and 2016 carrying values in the consolidated balance sheets (included in “Other assets and deferred charges”) were $1.7 million and $1.7 million, respectively. The carrying value at December 31, 2017 reflected Tredegar’s cost basis in its investment in Harbinger, net of total withdrawal proceeds received and unrealized losses. Withdrawal proceeds were $0.1 million in 2015 (none in 2017 and 2016). The timing and amount of future installments of withdrawal proceeds was not known as of December 31, 2017. There were no realized gains or losses associated with the investment in the Harbinger Fund in 2017, 2016 and 2015. Gains on the Company’s investment in the Harbinger Fund, if any, will be recognized when the amounts expected to be collected from withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized if management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

Tredegar has investment property in Alleghany and Bath counties, Virginia. In 2016, the Company recorded an unrealized loss on this investment property of $1.0 million ($0.7 million after taxes) as a reduction in the estimated fair value of the investment that is not expected to be temporary. The Company’s carrying value in this investment property (included in “Other assets and deferred charges” on the consolidated balance sheets) was $1.6 million at December 31, 2017 and $1.6 million at December 31, 2016.

5	BUSINESS SEGMENTS
The Company's business segments are PE Films, Flexible Packaging Films and Aluminum Extrusions. PE Films is comprised of the following operating segments: personal care materials, surface protection films, and LED lighting products. Flexible Packaging Films is comprised of the Company’s polyester films business, Terphane Holdings LLC (“Terphane”), which was acquired by Tredegar in October 2011. Aluminum Extrusions, which includes Bonnell Aluminum and its operating divisions, AACOA and Futura, produces high-quality, soft-alloy and medium-strength aluminum extrusions primarily for the following markets: building and construction, automotive, and specialty, which consists of consumer durables, machinery and equipment, electrical and distribution end-use products.
Information by business segment and geographic area for the last three years is provided below. There were no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker (Tredegar’s President and Chief Executive Officer) for purposes of assessing performance. PE Films’ net sales to The Procter & Gamble Company (“P&G”) totaled $122.4 million in 2017, $129.1 million in 2016 and $163.9 million in 2015. These amounts include plastic film sold to others that convert the film into materials used with products manufactured by P&G.

Net Sales
(In thousands)	2017	2016	2015
PE Films	$352,459	$331,146	$385,550
Flexible Packaging Films	108,355	108,028	105,332
Aluminum Extrusions	466,833	360,098	375,457
Total net sales	927,647	799,272	866,339
Add back freight	33,683	29,069	29,838
Sales as shown in consolidated statements of income	$961,330	$828,341	$896,177

Operating Profit
(In thousands)	2017	2016	2015
PE Films:
Ongoing operations	$41,546	$26,312	$48,275
Plant shutdowns, asset impairments, restructurings and other (a)	(4,905)	(4,602)	(4,180)
Flexible Packaging Films:
Ongoing operations	(2,626)	1,774	5,453
Plant shutdowns, asset impairments, restructurings and other (a)	(89,398)	(214)	(185)
Goodwill impairment charge	—	—	(44,465)
Aluminum Extrusions:
Ongoing operations	43,454	37,794	30,432
Plant shutdowns, asset impairments, restructurings and other (a)	321	(741)	(708)
Total	(11,608)	60,323	34,622
Interest income	209	261	294
Interest expense	6,170	3,806	3,502
Gain (loss) on investment in kaléo accounted for under the fair value method (a)	33,800	1,600	(20,500)
Unrealized loss on investment property (a)	—	1,032	—
Stock option-based compensation expense	264	56	483
Corporate expenses, net (a)	30,879	29,607	33,638
Income (loss) before income taxes	(14,912)	27,683	(23,207)
Income tax expense (benefit) (a)	(53,163)	3,217	8,928
Net income (loss)	$38,251	$24,466	$(32,135)

Identifiable Assets
(In thousands)	2017	2016
PE Films	$289,514	$278,558
Flexible Packaging Films	49,915	156,836
Aluminum Extrusions	268,127	147,639
Subtotal	607,556	583,033
General corporate (b)	111,696	38,618
Cash and cash equivalents (d)	36,491	29,511
Total	$755,743	$651,162

	Depreciation and Amortization			Capital Expenditures
(In thousands)	2017	2016	2015	2017	2016	2015
PE Films	$14,609	$13,653	$15,480	$15,029	$25,759	$21,218
Flexible Packaging Films	10,443	9,505	9,697	3,619	3,391	3,489
Aluminum Extrusions	15,070	9,173	9,698	25,653	15,918	8,124
Subtotal	40,122	32,331	34,875	44,301	45,068	32,831
General corporate	155	141	107	61	389	—
Total	$40,277	$32,472	$34,982	$44,362	$45,457	$32,831

See footnotes following the tables.

Net Sales by Geographic Area (d)
(In thousands)	2017	2016	2015
United States	$584,066	$475,734	$528,881
Exports from the United States to:
Asia	84,846	73,220	75,383
Canada	46,505	45,683	45,290
Europe	8,505	7,348	9,809
Latin America	15,199	5,561	3,464
Operations outside the United States:
Brazil	87,155	90,571	89,829
The Netherlands	54,380	54,352	53,211
Hungary	24,727	24,207	32,612
China	12,199	14,390	18,919
India	10,065	8,206	8,941
Total (c)	$927,647	$799,272	$866,339

	Identifiable Assets by Geographic Area (d)		Property, Plant & Equipment, Net by Geographic Area (d)
(In thousands)	2017	2016	2017	2016
United States (b)	$475,844	$367,406	$156,054	$118,661
Operations outside the United States:
Brazil	49,536	139,163	13,396	91,553
China	28,833	29,751	23,273	23,759
Hungary	28,573	20,610	18,230	15,117
The Netherlands	17,423	19,484	6,423	5,784
India	7,347	6,619	4,628	4,670
General corporate (b)	111,696	38,618	1,087	1,181
Cash and cash equivalents (d)	36,491	29,511	n/a	n/a
Total	$755,743	$651,162	$223,091	$260,725

Net Sales by Product Group
(In thousands)	2017	2016	2015
PE Films:
Personal care materials	$246,416	$238,213	$287,768
Surface protection films	99,079	84,013	90,197
LED lighting products & other films	6,964	8,920	7,585
Subtotal	352,459	331,146	385,550
Flexible Packaging Films	108,355	108,028	105,332
Aluminum Extrusions:
Nonresidential building & construction	239,713	212,863	221,363
Consumer durables	54,126	39,293	41,835
Automotive	38,261	34,700	30,250
Machinery & equipment	33,450	20,872	18,102
Distribution	30,202	20,506	18,659
Residential building & construction	40,354	20,252	22,737
Electrical	30,727	11,612	22,511
Subtotal	466,833	360,098	375,457
Total	$927,647	$799,272	$866,339
See footnotes following the tables and a reconciliation of net sales to sales as shown in the Consolidated Statements of Income in the first table of this Note 5.

(a)
See Notes 1, 3, 4 and 17 for more information on losses associated with plant shutdowns, asset impairments and restructurings, unusual items, gains or losses from sale of assets, gains or losses on an investment accounted for under the fair value method and other items.

(b)
The balance sheets include the funded status of each of the Company’s defined benefit pension and other postretirement plans. The funded status of the Company’s defined benefit pension plan was a net liability of $91.8 million and $88.6 million as of December 31, 2017 and 2016, respectively. See Note 13 for more information on the Company’s pension and other postretirement plans.

(c)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $33.7 million in 2017, $29.1 million in 2016 and $29.8 million in 2015.

(d)
Information on exports and foreign operations are provided on the previous page. Cash and cash equivalents includes funds held in locations outside the U.S. of $32.7 million and $23.8 million at December 31, 2017 and 2016, respectively. Export sales relate almost entirely to PE Films. Operations outside the U.S. in The Netherlands, Hungary, China and India also relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films, but also include PE Films operations. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe. Sales from locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

6	ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consist of the following:

(In thousands)	2017	2016
Trade, less allowance for doubtful accounts and sales returns of $3,304 in 2017 and $3,102 in 2016	$110,252	$91,109
Other	9,883	6,279
Total	$120,135	$97,388
A reconciliation of the beginning and ending balances of the allowance for doubtful accounts and sales returns for the three years ended December 31, 2017 is as follows:

(In thousands)	2017	2016	2015
Balance, beginning of year	$3,102	$3,746	$2,610
Charges to expense	2,369	1,410	3,387
Recoveries	(857)	(32)	(7)
Write-offs and settlements	(1,322)	(2,167)	(1,970)
Foreign exchange and other	12	145	(274)
Balance, end of year	$3,304	$3,102	$3,746

7	INVENTORIES
Inventories consist of the following:

(In thousands)	2017	2016
Finished goods	$20,281	$16,215
Work-in-process	11,958	8,590
Raw materials	35,909	23,733
Stores, supplies and other	18,759	17,531
Total	$86,907	$66,069
Inventories stated on the LIFO basis amounted to $21.9 million at December 31, 2017 and $16.4 million at December 31, 2016, which were below replacement costs by $15.9 million at December 31, 2017 and $15.3 million at December 31, 2016. During 2017, certain PE Films inventories accounted for on a LIFO basis declined, which resulted in cost of goods sold being stated at below current costs by $1.5 million.

8	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The components of goodwill and identifiable intangibles at December 31, 2017 and 2016, and related amortization periods for continuing operations are as follows:

(In thousands)	2017	2016	Amortization Periods
Goodwill	$128,208	$117,822	Not amortized
Identifiable intangible assets:(a)
Customer relationships (cost basis of $29,647 in 2017 and $26,021 in 2016)	25,444	14,844	10-12 years
Proprietary technology (cost basis of $6,203 in 2017 and $17,366 in 2016)	1,700	7,582	Not more than 15 years
Trade names (cost basis of $13,887 in 2017 and $11,175 in 2016)	13,408	11,175	5 - 13 years(b)
Total carrying value of identifiable intangibles	40,552	33,601
Total carrying value of goodwill and identifiable intangible assets	$168,760	$151,423
(a) Identifiable intangibles also includes non-compete agreements, which have been fully amortized. These identifiable intangible assets, which have a cost basis of $1.9 million, were previously amortized over 2 years.
(b) Includes $4.8 million of trade names with an indefinite life.
A reconciliation of the beginning and ending balance of goodwill for each of the two years in the period ended December 31, 2017 is as follows:

(In thousands)	PE Films	Aluminum Extrusions	Total
Net carrying value of goodwill at January 1, 2016	$104,143	$13,696	$117,839
Increase (decrease) due to foreign currency translation	(17)	—	(17)
Net carrying value of goodwill at December 31, 2016	104,126	13,696	117,822
Acquisitions	—	10,370	10,370
Increase (decrease) due to foreign currency translation	16	—	16
Net carrying value of goodwill at December 31, 2017	$104,142	$24,066	$128,208
The goodwill at PE Films is carried by the personal care division and the surface protection division in the amounts of $46.8 million and $57.3 million, respectively, as of December 31, 2017. The goodwill at Aluminum Extrusions is carried by its AACOA division and Futura division (which was acquired on February 15, 2017) in the amounts of $13.7 million and $10.4 million, respectively, as of December 31, 2017.

A reconciliation of the beginning and ending balance of identifiable intangibles for each of the two years in the period ended December 31, 2017 is as follows:

(In thousands)	Customer Relationships	Proprietary Technology	Trade Names	Total
PE Films:
Net carrying value at January 1, 2016	$—	$1,073	$—	$1,073
Amortization expense	—	(114)	—	(114)
Net carrying value at December 31, 2016	—	959	—	959
Amortization expense	—	(114)	—	(114)
Net carrying value at December 31, 2017	$—	$845	$—	$845

Flexible Packaging Films:
Net carrying value at January 1, 2016	$12,380	$6,362	$5,776	$24,518
Amortization expense	(1,700)	(1,131)	—	(2,831)
Increase (decrease) due to foreign currency translation	1,404	343	599	2,346
Net carrying value at December 31, 2016	12,084	5,574	6,375	24,033
Amortization expense	(1,793)	(1,161)	—	(2,954)
Increase (decrease) due to foreign currency translation	(16)	(2)	(33)	(51)
Impairment loss	(9,444)	(4,051)	(4,005)	(17,500)
Net carrying value at December 31, 2017	$831	$360	$2,337	$3,528

Aluminum Extrusions:
Net carrying value at January 1, 2016	$3,240	$1,602	$4,800	$9,642
Amortization expense	(480)	(553)	—	(1,033)
Net carrying value at December 31, 2016	2,760	1,049	4,800	8,609
Additions related to acquisition of Futura	24,000	—	6,700	30,700
Amortization expense	(2,147)	(554)	(429)	(3,130)
Net carrying value at December 31, 2017	$24,613	$495	$11,071	$36,179

Total net carrying value of identifiable intangibles at December 31, 2017	$25,444	$1,700	$13,408	$40,552
During the fourth quarter of 2017, in conjunction with annual business planning as well as valuation activities and other efforts, the Company determined that the carrying value of Terphane’s remaining long-lived assets were impaired (Terphane’s goodwill was written off in 2015).  Accordingly, the Company wrote down these assets based on an enterprise valuation for all of Terphane of approximately $30 million. This write-down resulted in a non-cash asset impairment loss recognized during the fourth quarter of 2017 of $101 million ($87 million after non-cash tax benefits). As part of this write-down, customer relationships, proprietary technology and trade names were impaired by $9.4 million, $4.1 million and $4.0 million, respectively, reducing their values to $0.8 million, $0.4 million and $2.4 million, respectively. The remaining part of this write-down was related to property, plant and equipment. Also, Terphane’s trade names were assigned estimated useful lives of 5 to 13 years, a change from the previous designation of an indefinite life.
Amortization expense for continuing operations over the next five years is expected to be as follows:

Year	Amount (In thousands)
2018	$3,985
2019	3,585
2020	3,585
2021	3,585
2022	3,460

9	FINANCIAL INSTRUMENTS
Tredegar uses derivative financial instruments for the purpose of hedging margin exposure from fixed-price forward sales contracts in Aluminum Extrusions and exposure from currency volatility that exist as part of ongoing business operations (primarily in Flexible Packaging Films). These derivative financial instruments are designated as and qualify as cash flow hedges and are recognized in the consolidated balance sheet at fair value. The fair value of derivative instruments recorded on the consolidated balance sheets are based upon Level 2 inputs. If individual derivative instruments with the same counterparty can be settled on a net basis, the Company records the corresponding derivative fair values as a net asset or net liability.
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $8.2 million (8.0 million pounds of aluminum) at December 31, 2017 and $8.0 million (9.6 million pounds of aluminum) at December 31, 2016.
The table below summarizes the location and gross amounts of aluminum derivative contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$578	Prepaid expenses and other	$308
Liability derivatives:
Aluminum futures contracts	Prepaid expenses and other	(16)	Prepaid expenses and other	(37)

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$—
Liability derivatives: Aluminum futures contracts	Prepaid expenses and other	—	Prepaid expenses and other	—
Net asset (liability)		$562		$271
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Accrued Expenses	$—	Accrued Expenses	$—
Liability derivatives: Foreign currency forward contracts	Accrued Expenses	(558)	Accrued Expenses	—

Derivatives Not Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Accrued Expenses	$—	Accrued Expenses	$—
Liability derivatives: Foreign currency forward contracts	Accrued Expenses	—	Accrued Expenses	—
Net asset (liability)		$(558)		$—
The Company's earnings reported in U.S. Dollars are exposed to foreign currency translation risk through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Limitada”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real (“R$”) and sell U.S. Dollars covering the period from October 2017 through December 2018. These foreign currency exchange contracts have been designated as and qualify as cash flow hedges of Terphane Limitada's forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the Company’s consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at December 31, 2017 was $15.0 million (R$48.8 million).
These derivative contracts involve elements of market risk that are not reflected on the consolidated balance sheet, including the risk of dealing with counterparties and their ability to meet the terms of the contracts. The counterparties to the Company’s forward purchase commitments are major aluminum brokers and suppliers, and the counterparties to aluminum futures contracts are major financial institutions. Fixed-price forward sales contracts are only made available to the best and most credit-worthy customers. The counterparties to Tredegar’s foreign currency forward contracts are major financial institutions.
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for years ended December 31, 2017, 2016, and 2015 is summarized in the tables below:

(In thousands)	Cash Flow Derivative Hedges
	Aluminum Futures Contracts
Years Ended December 31,	2017	2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income	$1,501	$394	$(5,055)
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$1,210	$(1,630)	$(3,538)

(In thousands)	Cash Flow Derivative Hedges
	Foreign Currency Forward Contracts
Years Ended December 31,	2017		2016	2015
Amount of pre-tax gain (loss) recognized in other comprehensive income	$—	$(561)	$—	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into net income (effective portion)	Cost of goods sold	Selling, general & admin	Cost of goods sold	Cost of goods sold
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income to net income (effective portion)	$62	$(43)	$62	$62

Gains and losses on the ineffective portion of derivative instruments or derivative instruments that were not designated as hedging instruments were not material in 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, unrealized net losses from hedges that were discontinued were not material. As of December 31, 2017, the Company expected $0.4 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income to be reclassified to earnings within the next 12 months.

10	ACCRUED EXPENSES
Accrued expenses consist of the following:

(In thousands)	2017	2016
Vacation	$8,575	$8,254
Incentive compensation	7,958	5,530
Payrolls, related taxes and medical and other benefits	6,034	5,519
Workers’ compensation and disabilities	3,746	3,732
Environmental liabilities (current)	3,110	2,100
Accrued utilities	2,177	2,126
Customer rebates	1,929	842
Accrued freight	1,581	1,612
Accrued severance	783	1,976
Derivative contract liability	558	—
Other	5,982	6,956
Total	$42,433	$38,647

A reconciliation of the beginning and ending balances of accrued expenses associated with asset impairments and costs related to exit and disposal activities for each of the three years in the period ended December 31, 2017 is as follows:

(In thousands)	Severance(a)	Asset Impairments(b)	Other(c)	Total
Balance at January 1, 2015	$246	$—	$201	$447
For the year ended December 31, 2015:
Charges	2,568	403	879	3,850
Cash spend	(1,352)	—	(675)	(2,027)
Charges against assets	—	(403)	—	(403)
Balance at December 31, 2015	1,462	—	405	1,867
For the year ended December 31, 2016:
Charges	1,535	603	546	2,684
Cash spend	(1,143)	—	(397)	(1,540)
Charges against assets	—	(603)	—	(603)
Balance at December 31, 2016	1,854	—	554	2,408
For the year ended December 31, 2017:
Charges	589	101,595	304	102,488
Cash spend	(1,816)	—	(382)	(2,198)
Charges against assets	—	(101,595)	—	(101,595)
Balance at December 31, 2017	$627	$—	$476	$1,103
(a) Severance primarily includes severance payments associated with the consolidation of North American PE Films manufacturing facilities.
(b) Asset impairments in 2017 primarily related to the Flexible Packaging Films’ impairment of $101 million.
(c) Other primarily includes other shutdown-related costs associated with the shutdown and sale of the Company’s aluminum extrusions manufacturing facility in Kentland, Indiana.

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

At December 31, 2017, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 175 basis points.
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
At December 31, 2017, based upon the most restrictive covenant within the Credit Agreement, available credit under the Credit Agreement was approximately $248 million. Total debt due and outstanding at December 31, 2017 is summarized below:

Debt Due and Outstanding at December 31, 2017 (In thousands)
Year Due	Credit Agreement	Other	Total Debt Due
2018	$—	$—	$—
2019	—	—	—
2020	—	—	—
2021	152,000	—	152,000
2022	—	—	—
Total	$152,000	$—	$152,000
Tredegar believes that it was in compliance with all of its debt covenants as of December 31, 2017. Noncompliance with any of the debt covenants may have a material adverse effect on financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders. Renegotiation of the covenant through an amendment to the Credit Agreement may effectively cure the noncompliance, but may have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.

12	STOCK OPTION AND STOCK AWARD PLANS
Tredegar has one equity incentive plan under which stock options may be granted to purchase a specified number of shares of common stock at a price no lower than the fair market value on the date of grant and for a term not to exceed 10 years. Employee options granted from 2012 to 2014 vested over a four-year period, with a quarter of the options granted vesting on each year on the grant date anniversary. Two stock option grants were made in 2017, with one cliff vesting after two years and the other cliff vesting after three years. No stock options were granted in 2015 and 2016. The option plan also permits the grant of stock appreciation rights (“SARs”), stock, restricted stock, stock unit awards and incentive awards. Restricted stock grants ordinarily vest three years from the date of grant based upon continued employment. Stock unit awards vest upon the achievement of certain performance targets. No SARs have been granted since 1992 and none are currently outstanding.

A summary of stock options outstanding at December 31, 2017, 2016 and 2015, and changes during those years, is presented below:

		Option Exercise Price/Share
	Number of Options	Range			Weighted Average
Outstanding at January 1, 2015	1,164,120	$14.06	to	$30.01	$19.59
Granted	—	—	to	—	—
Forfeited and expired	(60,207)	17.13	to	30.01	22.30
Exercised	(222,400)	14.06	to	19.84	16.34
Outstanding at December 31, 2015	881,513	17.13	to	30.01	20.22
Granted	—	—	to	—	—
Forfeited and expired	(246,394)	17.13	to	30.01	18.90
Exercised	(134,200)	17.13	to	19.84	17.23
Outstanding at December 31, 2016	500,919	17.13	to	30.01	21.67
Granted	209,551	15.65	to	15.65	15.65
Forfeited and expired	(60,685)	17.13	to	30.01	21.42
Exercised	(41,265)	19.84	to	19.84	19.84
Outstanding at December 31, 2017	608,520	$15.65	to	$24.84	$19.75
The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2017:

			Options Outstanding at December 31, 2017				Options Exercisable at December 31, 2017
				Weighted Average		Aggregate Intrinsic Value (In thousands)			Aggregate Intrinsic Value (In thousands)
Range of Exercise Prices			Shares	Remaining Contractual Life (Years)	Exercise Price		Shares	Weighted Average Exercise Price
$—	to	$15.00	—	0.0	$—	$—	—	$—	$—
15.01	to	17.50	209,551	6.4	15.65	743,906	—	—	—
17.51	to	20.00	171,460	2.2	19.58	429	171,460	19.58	429
20.01	to	25.00	227,509	5.6	23.64	—	214,198	23.71	—
Total			608,520	4.9	$19.75	$744,335	385,658	$21.88	$429
During 2015, the Board of Directors approved the accelerated vesting of stock options and restricted stock for several Tredegar executives who left the Company. Compensation expense recognized in 2015 for accelerated stock option vestings (0.4 million shares) and accelerated restricted stock vestings (0.1 million shares) totaled $0.4 million and $1.0 million, respectively.

The following table summarizes additional information about unvested restricted stock outstanding at December 31, 2017, 2016 and 2015:

	Unvested Restricted Stock			Maximum Unvested Restricted Stock Units Issuable Upon Satisfaction of Certain Performance Criteria
	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)	Number of Shares	Weighted Avg. Grant Date Fair Value/Share	Grant Date Fair Value (In thousands)
Outstanding at January 1, 2015	188,058	$22.48	$4,227	129,713	$24.99	$3,241
Granted	147,666	18.87	2,786	144,582	18.47	2,670
Vested	(174,145)	20.57	(3,582)	—	—	—
Forfeited	(29,226)	21.42	(626)	(107,167)	20.78	(2,227)
Outstanding at December 31, 2015	132,353	21.19	2,805	167,128	22.04	3,684
Granted	144,546	13.47	1,947	136,986	11.34	1,553
Vested	(52,167)	21.56	(1,125)	—	—	—
Forfeited	(17,377)	18.97	(330)	(65,685)	20.24	(1,329)
Outstanding at December 31, 2016	207,355	15.90	3,297	238,429	16.39	3,908
Granted	107,362	18.29	1,964	46,205	17.38	803
Vested	(50,154)	19.72	(989)	—	—	—
Forfeited	(57,887)	16.16	(935)	(112,501)	17.73	(1,995)
Outstanding at December 31, 2017	206,676	$16.15	$3,337	172,133	$15.78	$2,716
The total intrinsic value of stock options exercised was $0.2 million in 2017, $0.2 million in 2016 and $1.0 million in 2015. The grant-date fair value of stock option-based awards vested was $0.4 million in 2017, $0.4 million in 2016 and $1.9 million in 2015. As of December 31, 2017, there was unrecognized compensation cost of $0.6 million related to stock option-based awards and $2.2 million related to non-vested restricted stock and other stock-based awards. This cost is expected to be recognized over the remaining weighted average period of 1.65 years for stock option-based awards and 1.3 years for non-vested restricted stock and other stock-based awards.
Stock options exercisable totaled 385,658 at December 31, 2017 and 453,067 shares at December 31, 2016. Stock options available for grant totaled 1,704,554 shares at December 31, 2017.

13	RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS
Tredegar sponsors noncontributory defined benefit (pension) plans covering certain current and former employees. The plans for salaried and hourly employees currently in effect are based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan is closed to new participants, and pay for active participants of the plan was frozen as of December 31, 2007. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.
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
The following tables reconcile the changes in benefit obligations and plan assets in 2017 and 2016, and reconcile the funded status to prepaid or accrued cost at December 31, 2017 and 2016:

	Pension Benefits		Other Post- Retirement Benefits
(In thousands)	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$303,126	$303,852	$7,436	$7,745
Service cost	194	231	33	38
Interest cost	12,575	13,323	301	337
Effect of actuarial (gains) losses related to the following:
Discount rate change	21,055	9,296	471	210
Retirement rate assumptions and mortality table adjustments	(2,145)	(5,537)	15	(433)
Other	(1,921)	(3,025)	(245)	(131)
Plan participant contributions	—	—	646	634
Benefits paid	(14,761)	(15,014)	(953)	(964)
Benefit obligation, end of year	$318,123	$303,126	$7,704	$7,436
Change in plan assets:
Plan assets at fair value, beginning of year	$214,559	$210,642	$—	$—
Actual return on plan assets	21,034	11,199	—	—
Employer contributions	5,522	7,732	307	330
Plan participant contributions	—	—	646	634
Benefits paid	(14,761)	(15,014)	(953)	(964)
Plan assets at fair value, end of year	$226,354	$214,559	$—	$—
Funded status of the plans	$(91,769)	$(88,567)	$(7,704)	$(7,436)
Amounts recognized in the consolidated balance sheets:
Accrued expenses (current)	$182	$182	$457	$453
Pension and other postretirement benefit obligations, net	91,587	88,385	7,247	6,983
Net amount recognized	$91,769	$88,567	$7,704	$7,436

Assumptions used for financial reporting purposes to compute net benefit income or cost and benefit obligations for continuing operations, and the components of net periodic benefit income or cost for continuing operations, are as follows:

	Pension Benefits			Other Post- Retirement Benefits
(In thousands, except percentages)	2017	2016	2015	2017	2016	2015
Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.72%	4.29%	4.55%	3.69%	4.24%	4.49%
Expected long-term return on plan assets	6.50%	6.50%	7.00%	n/a	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.29%	4.55%	4.17%	4.24%	4.49%	4.11%
Expected long-term return on plan assets	6.50%	7.00%	7.50%	n/a	n/a	n/a
Components of net periodic benefit cost:
Service cost	$194	$231	$530	$33	$38	$44
Interest cost	12,575	13,323	13,217	301	337	325
Expected return on plan assets	(14,955)	(15,980)	(17,636)	—	—	—
Amortization of prior service costs and gains or losses	12,320	13,312	16,190	(275)	(214)	(194)
Settlement/curtailment	—	—	45	—	—	—
Net periodic benefit cost	$10,134	$10,886	$12,346	$59	$161	$175
Net benefit income or cost is determined using assumptions at the beginning of each year. Funded status is determined using assumptions at the end of each year. The amount of the accumulated benefit obligation is the same as the projected benefit obligation. At December 31, 2017, the effect of a 1% change in the health care cost trend rate assumptions would not impact the post-retirement obligation.
Expected benefit payments for continuing operations over the next five years and in the aggregate for 2023-2027 are as follows:

(In thousands)	Pension Benefits	Other Post- Retirement Benefits
2018	$16,378	$457
2019	16,916	461
2020	17,403	462
2021	17,762	466
2022	18,075	469
2023—2027	92,799	2,299
Amounts recorded in 2017, 2016 and 2015 in accumulated other comprehensive income, before related deferred income taxes, consist of:

	Pension			Other Post-Retirement
(In thousands)	2017	2016	2015	2017	2016	2015
Prior service cost (benefit)	$5	$10	$18	$—	$—	$—
Net actuarial (gain) loss	144,377	145,782	153,570	(1,238)	(1,756)	(1,616)

Pension expense is expected to be $10.2 million in 2018. The amounts in accumulated other comprehensive income, before related deferred income taxes, that are expected to be recognized as components of net periodic benefit or cost during 2018 are as follows:

(In thousands)	Pension	Other Post- Retirement
Prior service cost (benefit)	$5	$—
Net actuarial (gain) loss	13,706	(218)
The percentage composition of assets held by pension plans for continuing operations at December 31, 2017, 2016 and 2015 are as follows:

	% Composition of Plan Assets at December 31,
	2017	2016	2015
Pension plans related to continuing operations:
Fixed income securities	7.7%	8.0%	12.8%
Large/mid-capitalization equity securities	19.0	14.7	13.8
Small-capitalization equity securities	6.4	5.3	4.0
International and emerging market equity securities	15.1	11.5	10.9
Total equity securities	40.5	31.5	28.7
Private equity and hedge funds	44.6	48.4	52.4
Other assets	7.2	12.1	6.1
Total for continuing operations	100.0%	100.0%	100.0%
Tredegar’s targeted allocation percentage for pension plan assets and the expected long-term rate of return on assets used to determine its benefit obligation at December 31, 2017, are as follows:

	Target % Composition of Plan Assets *	Expected Long-term Return %
Pension plans related to continuing operations:
Fixed income securities	12.0%	2.1%
Large/mid-capitalization equity securities	19.0	8.3
Small-capitalization equity securities	6.0	9.6
International and emerging market equity securities	15.0	8.6
Total equity securities	40.0	8.6
Private equity and hedge funds	48.0	5.9
Total for continuing operations	100.0%	6.5%
* Target percentages for the composition of plan assets represents a neutral position within the approved range of allocations for such assets.

Expected long-term returns are estimated by asset class and generally are based on inflation-adjusted historical returns, volatilities, risk premiums and managed asset premiums. The portfolio of fixed income securities is structured with maturities that generally match estimated benefit payments over the next 1-2 years. The other assets category is primarily comprised of cash and contracts with insurance companies. The Company’s primary investment objective is to maximize total return with a strong emphasis on the preservation of capital, and it believes that over the long-term a diversified portfolio of fixed income securities, equity securities, hedge funds and private equity funds has a better risk-return profile than fixed income securities alone. The average remaining duration of benefit payments for the pension plans is about 11.3 years. The Company expects its required contributions to be approximately $5.3 million in 2018.

Estimates of the fair value of assets held by the Company’s pension plan are provided by unaffiliated third parties. Investments in private equity and hedge funds and certain fixed income securities by the Company’s pension plan are measured at NAV, which is a practical expedient for measuring fair value. These assets are therefore excluded from the fair value hierarchy for each of the years presented. At December 31, 2017 and 2016, the pension plan assets are categorized by level within the fair value measurement hierarchy as follows:

(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balances at December 31, 2017
Large/mid-capitalization equity securities	$42,920	$42,920	$—	$—
Small-capitalization equity securities	14,477	14,477	—	—
International and emerging market equity securities	34,153	16,409	17,744	—
Fixed income securities	17,513	5,374	12,139	—
Other assets	5,822	5,822	—	—
Total plan assets at fair value	$114,885	$85,002	$29,883	$—
Private equity and hedge funds	100,974
Contracts with insurance companies	10,495
Total plan assets, December 31, 2017	$226,354
Balances at December 31, 2016
Large/mid-capitalization equity securities	$31,549	$31,549	$—	$—
Small-capitalization equity securities	11,389	11,389	—	—
International and emerging market equity securities	24,710	11,410	13,300	—
Fixed income securities	17,213	4,441	12,772	—
Other assets	15,853	15,853	—	—
Total plan assets at fair value	$100,714	$74,642	$26,072	$—
Private equity and hedge funds	103,686
Contracts with insurance companies	10,158
Total plan assets, December 31, 2016	$214,558
Tredegar also has a non-qualified supplemental pension plan covering certain employees. Effective December 31, 2005, further participation in this plan was terminated and benefit accruals for existing participants were frozen. The plan was designed to restore all or a part of the pension benefits that would have been payable to designated participants from the principal pension plans if it were not for limitations imposed by income tax regulations. The projected benefit obligation relating to this unfunded plan was $2.2 million at December 31, 2017 and $2.2 million at December 31, 2016. Pension expense recognized for this plan was $0.1 million in 2017, $0.1 million in 2016 and $0.1 million in 2015. This information has been included in the preceding pension benefit tables.
Approximately 70 employees at the Company’s film products manufacturing facility in Kerkrade, The Netherlands are covered by a collective bargaining agreement that includes participation in a multi-employer pension plan. Pension expense recognized for participation in this plan, which is equal to required contributions, was $0.4 million in 2017, $0.4 million in 2016 and $0.4 million in 2015. This information has been excluded from the preceding pension benefit tables.

14	SAVINGS PLAN
Tredegar has a savings plan that allows eligible employees to voluntarily contribute a percentage of their compensation, up to Internal Revenue Service (“IRS”) limitations. The provisions of the savings plan provided the following benefits for salaried and certain hourly employees:

•	The Company makes matching contributions to the savings plan of $1 for every $1 an employee contributes per pay period up to a maximum of 5% of eligible compensation.

•	The savings plan includes immediate vesting of matching contributions and automatic enrollment at 3% of eligible compensation unless the employee opts out or elects a different percentage.

The Company also has a non-qualified plan that restores matching benefits for employees suspended from the savings plan due to certain limitations imposed by income tax regulations (“restoration plan”). Charges recognized for these plans were $3.5 million in 2017, $3.2 million in 2016 and $3.0 million in 2015. The Company’s liability under the restoration plan was $1.3 million at December 31, 2017 (consisting of 65,548 phantom shares of common stock) and $1.6 million at December 31, 2016 (consisting of 67,013 phantom shares of common stock) and valued at the closing market price on those dates.
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
Rental expense for continuing operations was $4.4 million in 2017, $2.9 million in 2016 and $3.6 million in 2015. Rental commitments under all noncancellable leases (including $0.1 million for capital leases) for continuing operations as of December 31, 2017, are as follows:

(In thousands)
2018	$3,657
2019	3,532
2020	3,314
2021	2,826
2022	1,991
Remainder	3,109
Total minimum lease payments	$18,429
Contractual obligations for plant construction and purchases of real property and equipment amounted to $4.6 million at December 31, 2017.

16	INCOME TAXES
The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) creating new taxes on certain foreign earnings; (v) eliminating certain deductions; and (vi) providing the option to full expensing of qualified property.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification No. 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of a company’s accounting for those tax effects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain tax effects of the TCJA is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a reasonable estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the TCJA.
The TCJA is complex and its impact may materially differ from the Company’s estimates, due to, among other things, changes in the Company’s assumptions, implementation guidance that may be issued from the IRS and related interpretations and clarifications of tax law relevant for the completion of the Company’s 2017 tax return filings. The Company expects to complete its assessment of these items during 2018, and any adjustments to the provisional amounts initially recorded, will be included as an adjustment to income tax expense or benefit in the period the amounts are determined, in accordance with SAB 118.
Item (i) above has been completed and resulted in a non-cash deferred income tax benefit in the fourth quarter of 2017 of $3.9 million to adjust applicable deferred income tax assets and liabilities for the change in the U.S. federal corporate income tax rate. Income tax accruals on U.S. income in future periods will apply the new 21% rate. While item (ii) has not been completed, the Company has not accrued any deemed repatriation taxes on unrepatriated earnings of its foreign subsidiaries, since its preliminary assessment indicates that such foreign subsidiaries have no net cumulative unremitted earnings due to historical repatriation. The remaining TCJA summary items (iii through vi) relate to 2018 and beyond.
The application of the new Global Intangible Low Taxed Income (“GILTI”) tax rules to the Company, which is part of item (iv), is not complete. The rules are complex, and under GAAP the Company is allowed to make a policy choice of either: (a) treating taxes due on future U.S. inclusions in taxable income related to GILTI as current period expense when incurred (the “period cost method”), or (b) factoring such amounts into a company’s measurement of its deferred income taxes (the “deferred method”). The selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on the Company’s analysis of its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI, and, if so, what the impact is expected to be. Consequently, the Company has not been able to complete this analysis at this time and is not able to reasonably estimate the effect of this provision of the TCJA. Accordingly, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred income taxes on GILTI.
Income (loss) before income taxes and income tax expense (benefit) are as follows:

(In thousands)	2017	2016	2015
Income (loss) before income taxes:
Domestic	$67,549	$26,284	$(9,116)
Foreign	(82,461)	1,399	(14,091)
Total	$(14,912)	$27,683	$(23,207)
Current income tax expense (benefit):
Federal	$(20,560)	$4,302	$12,693
State	800	(709)	973
Foreign	3,247	3,255	6,064
Total	(16,513)	6,848	19,730
Deferred income tax expense (benefit):
Federal	(23,302)	(2,505)	(9,419)
State	(949)	1,396	(1,035)
Foreign	(12,399)	(2,522)	(348)
Total	(36,650)	(3,631)	(10,802)
Total income tax expense (benefit)	$(53,163)	$3,217	$8,928

The significant differences between the U.S. federal statutory rate and the effective income tax rate for continuing operations are as follows:

	2017		2016		2015
(In thousands, except percentages)	Amount	%	Amount	%	Amount	%
Income tax expense (benefit) at federal statutory rate	$(5,219)	35.0	$9,689	35.0	$(8,122)	35.0
Worthless stock deductions	(61,413)	411.9	—	—	—	—
Impact of U.S. Tax Cuts and Jobs Act	(4,433)	29.7	—	—	—	—
Settlement of Terphane acquisition escrow	(4,200)	28.2	—	—	—	—
Increase in value of kaléo investment held abroad	(2,326)	15.6	(197)	(0.7)	2,523	(10.9)
Tax contingency accruals and tax settlements	(420)	2.8	104	0.4	716	(3.1)
Research and development tax credit	(375)	2.5	(550)	(2.0)	(350)	1.5
Brazilian tax incentive	—	—	—	—	(120)	0.5
Unremitted earnings from foreign operations	—	—	(256)	(0.9)	(502)	2.2
Domestic Production Activities Deduction	—	—	(735)	(2.7)	(840)	3.6
Remitted earnings from foreign operations	—	—	(6,574)	(23.7)	(18)	0.1
Valuation allowance for capital loss carryforwards	83	(0.6)	267	1.0	(311)	1.3
Non-deductible goodwill and asset impairment loss	228	(1.5)	13	—	15,798	(68.1)
Changes in estimates related to prior year tax provision	320	(2.1)	330	1.2	489	(2.1)
Non-deductible expenses	633	(4.2)	396	1.4	448	(1.9)
State taxes, net of federal income tax benefit	656	(4.4)	647	2.3	(67)	0.3
Foreign rate differences	2,546	(17.1)	499	1.8	(719)	3.1
Valuation allowance due to foreign losses and impairments	20,757	(139.3)	(416)	(1.5)	3	—
Income tax expense (benefit) at effective income tax rate	$(53,163)	356.5	$3,217	11.6	$8,928	(38.5)

During 2017, the Company completed a plan to liquidate for tax purposes one of its domestic subsidiaries, which allowed it to claim an income tax benefit on the write-off of the stock basis of Terphane, Inc. (Terphane’s U.S. affiliate) on its 2017 U.S. federal income tax return. The Company recorded an income tax benefit during the second quarter of 2017 of $8.1 million related to this worthless stock deduction, net of valuation allowances and accrual for uncertain tax positions. Also, during the fourth quarter of 2017, as a result of valuation activities and other efforts, the Company claimed an ordinary loss for U.S. federal and state income tax purposes of $153 million for the write-off of the stock basis of Terphane Limitada (Terphane’s Brazilian entity). The full tax benefit accrued for the Terphane Limitada worthless stock deduction at the 35% U.S. corporate income tax rate applicable for 2017 was approximately $54 million. This benefit was reduced by $4.8 million in conjunction with the TCJA for the portion of the deduction that is expected to be applied to income generated after 2017 where the new U.S. federal corporate income tax rate of 21% is applicable. The significant foreign rate difference for 2017 is primarily due to the difference between Hungary’s income tax rate of 9% and the U.S. federal corporate income tax rate of 35%.
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries. Prior to the second quarter of 2016, deferred U.S. federal income taxes had not been recorded for the undistributed earnings for Terphane Limitada. because the Company had intended to permanently reinvest these earnings. Due to concerns about the political and economic conditions in Brazil, Terphane Limitada began making cash distributions to the Company in 2016. During the second quarter of 2016, Terphane Limitada paid a dividend of $10.7 million to the Company. During the second quarter of 2017, the Company recognized a net tax benefit of $0.4 million associated with additional U.S. tax related to this repatriation of cash from Brazil offset by the reversal of related tax contingencies. Because of the accumulation of significant losses related to foreign currency translations at Terphane Limitada, there were no deferred income tax liabilities associated with the U.S. federal income taxes and foreign withholding taxes on Terphane Limitada’s undistributed earnings as of and December 31, 2017 and 2016.
Income taxes in 2016 included the recognition of an additional valuation allowance of $0.3 million related to expected limitations on the utilization of assumed capital losses on certain investments. In 2016, the difference between the federal statutory rate and the effective tax rate is primarily driven by the $6.4 million tax benefit from excess foreign tax credits related to the repatriation of cash from Brazil discussed above.

The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate levied on the operating profit of its products. These incentives produce a current tax rate of 15.25% for Terphane (6.25% of income tax and 9.0% social contribution on income). The incentives have been granted for a 10-year period, which has a commencement date of January 1, 2015 and will expire at the end of 2024. The benefit from the tax incentives was immaterial in 2017, 2016 and 2015.
Deferred income tax liabilities and deferred income tax assets at December 31, 2017 and 2016, are as follows:

(In thousands)	2017	2016
Deferred income tax liabilities:
Amortization of goodwill and identifiable intangibles	$22,739	$43,546
Depreciation	—	24,178
Foreign currency translation gain adjustment	433	1,424
Excess of carrying value over tax basis of investment in kaléo	8,602	4,131
Derivative financial instruments	167	493
Total deferred income tax liabilities	31,941	73,772
Deferred income tax assets:
Depreciation	4,917	—
Pensions	19,626	30,733
Employee benefits	6,842	10,262
Excess capital losses	4,695	11,726
Inventory	2,884	3,622
Asset write-offs, divestitures and environmental accruals	1,754	2,515
Tax benefit on U.S. federal, state and foreign NOL and credit carryforwards	33,384	4,921
Timing adjustment for unrecognized tax benefits on uncertain tax positions, including portion relating to interest and penalties	184	395
Allowance for doubtful accounts	406	198
Other	261	1,568
Deferred income tax assets before valuation allowance	74,953	65,940
Less: Valuation allowance	28,499	12,694
Total deferred income tax assets	46,454	53,246
Net deferred income tax (assets) liabilities	$(14,513)	$20,526
Amounts recognized in the consolidated balance sheets:
Deferred income tax assets (noncurrent)	$16,636	$584
Deferred income tax liabilities (noncurrent)	2,123	21,110
Net deferred income tax assets (liabilities)	$14,513	$(20,526)
Except as noted below, the Company believes that it is more likely than not that future taxable income will exceed future tax-deductible amounts thereby resulting in the realization of deferred income tax assets. The Company has estimated gross federal, state and foreign tax credits and net operating loss carryforwards of $33.4 million and $4.9 million at December 31, 2017 and 2016, respectively. The U.S. federal tax credits will expire in between 2026 and 2037. The U.S. federal net operating loss carryforwards will expire in 2037. The majority of the foreign net operating loss carryforwards do not expire. The U.S. state carryforwards expire at different points over the next 10 to 20 years. Valuation allowances of $8.5 million, $1.5 million and $1.5 million at December 31, 2017, 2016 and 2015, respectively, are recorded against the tax benefit on U.S. federal, state and foreign tax credits and net operating loss carryforwards generated by certain foreign and domestic subsidiaries that may not be recoverable in the carryforward period. The valuation allowance for excess capital losses from investments and other related items was $4.4 million, $11.2 million and $10.9 million at December 31, 2017, 2016 and 2015. The current year balance decreased primarily due to the expiration of a portion of the capital loss carryforwards and the enacted reduction in the U.S. federal corporate income tax rate. The amount of the deferred income tax asset considered realizable, however, could be adjusted in the near term if estimates of the fair value of certain investments during the carryforward period change. Tredegar continues to evaluate opportunities to utilize capital loss carryforwards prior to their expiration at various dates in the future.

As circumstances and events warrant, allowances will be reversed when it is more likely than not that future taxable income will exceed deductible amounts, thereby resulting in the realization of deferred income tax assets. The valuation allowance for asset impairments in foreign jurisdictions where the Company believes it is more likely than not that the deferred income tax asset will not be realized was $15.6 million at December 31, 2017 and $0.9 million at December 31, 2015 (none in 2016).
A reconciliation of the Company’s unrecognized uncertain tax positions since January 1, 2015, is shown below:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Balance at beginning of period	$3,315	$4,049	$3,255
Increase (decrease) due to tax positions taken in:
Current period	27	1,151	518
Prior period	(532)	43	326
Increase (decrease) due to settlements with taxing authorities	(51)	(1,706)	—
Reductions due to lapse of statute of limitations	(797)	(222)	(50)
Balance at end of period	$1,962	$3,315	$4,049
Additional information related to unrecognized uncertain tax positions since January 1, 2015 is summarized below:

	Years Ended December 31,
(In thousands)	2017	2016	2015
Gross unrecognized tax benefits on uncertain tax positions (reflected in current income tax and other noncurrent liability accounts in the balance sheet)	$1,962	$3,315	$4,049
Deferred income tax assets related to unrecognized tax benefits on uncertain tax positions (reflected in deferred income tax accounts in the balance sheet)	(153)	(345)	(858)
Net unrecognized tax benefits on uncertain tax positions, which would impact the effective tax rate if recognized	1,809	2,970	3,191
Interest and penalties accrued on deductions taken relating to uncertain tax positions (approximately $(1), $(262) and $90 reflected in income tax expense in the income statement in 2017, 2016 and 2015, respectively, with the balance shown in current income tax and other noncurrent liability accounts in the balance sheet)	136	135	397
Related deferred income tax assets recognized on interest and penalties	(32)	(49)	(148)
Interest and penalties accrued on uncertain tax positions net of related deferred income tax benefits, which would impact the effective tax rate if recognized	104	86	249
Total net unrecognized tax benefits on uncertain tax positions reflected in the balance sheet, which would impact the effective tax rate if recognized	$1,913	$3,056	$3,440
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
Losses associated with plant shutdowns, asset impairments, restructurings and other charges in 2017 (as shown in the segment operating profit table in Note 5) totaled $94.0 million ($79.2 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2017 included:

•
A fourth quarter charge of $101.3 million ($87.2 million after taxes) related to the impairment of assets at Flexible Packaging Films. During the fourth quarter of 2017, in conjunction with annual business planning as well as valuation activities and other efforts, the Company determined that the carrying value of Terphane’s remaining long-lived assets were impaired (Terphane’s goodwill was written off in 2015).  Accordingly, the Company wrote down these assets based on an enterprise valuation for all of Terphane of approximately $30 million;

•
Second quarter income of $11.9 million ($11.9 million after taxes) related to the settlement of an escrow arrangement established upon the acquisition of Terphane Holdings, LLC in 2011 (included in “Other income (expense), net” in the consolidated statements of income). In settling the escrow arrangement, the Company assumed the risk of the claims (and associated legal fees) against which the escrow previously secured the Company.  While the ultimate amount of such claims is unknown, the Company believes that it is reasonably possible that it could be liable for some portion of these claims, and currently estimates the amount of such future claims at approximately $3.5 million;

•
First quarter charges of $3.3 million ($2.0 million after taxes) related to the acquisition of Futura, i) associated with accounting adjustments of $1.7 million made to the value of inventory sold by Aluminum Extrusions after its acquisition of Futura (included in “Cost of goods sold” in the consolidated statements of income), ii) acquisition costs of $1.5 million and, iii) integration costs of $0.1 million (included in “Selling, general and administrative expenses” in the consolidated statements of income), offset in the second quarter by pretax income of $0.7 million ($0.5 million after taxes) related to the fair valuation of an earnout provision (included in “Other income (expense), net” in the consolidated statements of income);

•
Quarterly charges related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films of $1.4 million ($1.3 million after taxes), $0.9 million ($0.8 million after taxes), $0.6 million ($0.5 million after taxes) and $0.6 million ($0.6 million after taxes) for the first, second, third and fourth quarter, respectively, and by Aluminum Extrusions of $0.3 million ($0.2 million after taxes), $0.1 million (less than $0.1 million after taxes) and $0.1 million (less than $0.1 million after taxes) for the first, second, and third quarters, respectively (included in “Cost of goods sold” in the consolidated statements of income);

•
A third quarter charge of $0.2 million ($0.1 million after taxes) associated with the consolidation of domestic PE Films’ manufacturing facilities for other facility consolidation-related expenses, a second quarter charge of $0.3 million ($0.2 million after taxes), which includes accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.2 million ($0.1 million is included in “Cost of goods sold” in the consolidated statements of income), offset by a reversal of severance and other employee-related costs of $0.3 million ($0.2 million after taxes) and a first quarter charge of $0.7 million ($0.4 million after taxes), which includes severance and other employee-related costs of $0.2 million, asset impairments of $0.1 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($0.2 million is included in “Cost of goods sold” in the consolidated statements of income);

•
Fourth quarter net gain of $5.1 million ($3.2 million after taxes), related to the explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia, which includes the recognition of a gain on the involuntary conversion of an asset of $5.3 million for insurance proceeds used for the replacement of capital equipment (included in “Other income (expense), net” in the consolidated statements of income), partially offset by excess production costs of $0.2 million ($0.1 million after taxes) (included in “Cost of goods sold” in the consolidated statements of income); a second quarter net gain on the expected recovery of excess production costs of $0.9 million ($0.6 million after taxes) incurred in prior periods for which recovery from insurance carriers was not previously considered to be reasonably assured (included in “Cost of goods sold” in the consolidated statements of income); and a first quarter net loss of $0.4 million ($0.2 million after taxes), which includes $0.3 million for other costs for which recovery from insurance carriers was not considered to be reasonably assured (reversed in the second quarter) and legal and consulting fees of $0.1 million (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•
A fourth quarter charge of $1.5 million ($1.0 million after taxes) and a first quarter charge of $0.4 million ($0.2 million after taxes) related to expected future environmental costs at the aluminum extrusions manufacturing facilities in Carthage, Tennessee and Newnan, Georgia (included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter charge of $0.8 million ($0.5 million after taxes) at Corporate related to expected future environmental costs at various shutdown facilities (included in “Cost of goods sold” in the consolidated statements of income);

•
A fourth quarter charge of $1.3 million ($0.8 million after taxes), a third quarter charge of $0.2 million ($0.1 million after taxes), a second quarter charge of $0.6 million ($0.4 million after taxes), and a first quarter charge of $0.3 million ($0.2 million after taxes), associated with business development projects (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
A fourth quarter charge of $0.1 million (less than $0.1 million after taxes) and a third quarter charge of $0.1 million (less than $0.1 million after taxes) for severance and other employee-related costs associated with restructurings in PE Films, and a fourth quarter charge of $0.1 million ($0.1 million after taxes) for severance and other employee-related costs associated with restructurings in Aluminum Extrusions and a fourth quarter charge of $0.1 million ($0.1 million after taxes) and a first quarter charge of $0.3 million ($0.2 million after taxes) for severance and other employee-related costs associated with restructurings in Corporate (included in “Corporate expenses, net” in the statement of net sales and operating profit by segment);

•
Fourth quarter charges of $0.4 million ($0.2 million after taxes) for professional fees associated with the Terphane Limitada worthless stock deduction and impairment of assets of Flexible Packaging Films;

•	A fourth quarter charge of $0.3 million ($0.3 million after taxes) associated with asset impairments at PE Films’ Hungary facility; and

•
A third quarter charge of $0.2 million ($0.1 million after taxes) associated with the settlement of customer claims and other costs related to the previously shutdown aluminum extrusions manufacturing facility in Kentland, Indiana.

Results in 2017 include a net unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $33.8 million ($24.0 million after taxes). See Note 4 for additional information on investments.
Total expenses associated with the North American facility consolidation project were $0.8 million ($0.5 million after taxes) in 2017 (included in “Cost of goods sold” in the consolidated statements of income) and the total expenses for the project since inception were $7.3 million. Cash expenditures for the restructuring were $1.9 million in 2017, which includes capital expenditures of $0.1 million. Total cash expenditures since project inception were $16.0 million, which includes $11.2 million for capital expenditures. Additional cash payments for remaining accrued costs of approximately $0.5 million are expected to be paid within the next 12 months.
Losses associated with plant shutdowns, asset impairments, restructurings and other charges for continuing operations in 2016 (as shown in the segment operating profit table in Note 5) totaled $6.1 million ($3.9 million after taxes), and unless otherwise noted below, are also included in “Asset impairments and costs associated with exit and disposal activities” in the consolidated statements of income. Results in 2016 included:

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
Note: BT = before taxes; AT = after taxes

•
A fourth quarter charge of $0.6 million ($0.4 million after taxes) associated with the acquisition of Futura by Bonnell Aluminum (included in “Selling, general and administrative expenses” in the consolidated statements of income);

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

Results in 2015 include a net unrealized gain on the Company’s investment in kaléo (included in “Other income (expense), net” in the consolidated statements of income) of $20.5 million ($15.7 million after taxes). See Note 4 for additional information on investments.

18	CONTINGENCIES
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
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane Limitada to the U.S. since November 6, 2008 could be subject to duties associated with an anti-dumping duty order on imported polyester films from Brazil.  The Company contested the applicability of these anti-dumping duties to the films exported by Terphane Limitada, and a request was filed with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the anti-dumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane Limitada can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the U.S. International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of PET films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission. The Court granted a motion by the plaintiffs to stay the appeal of the revocation decision pending the resolution of the scope appeal.  On June 8, 2017, the U.S. Court of International Trade remanded the scope determination to Commerce for re-consideration of certain scope issues. On October 20, 2017, Commerce filed its Remand Redetermination Results with the U.S. Court of International Trade, and again found that Terphane Limitada’s films are outside of the scope of the anti-dumping duty order. Commerce’s decision will now be reviewed by the U.S. Court of International Trade.

19	SELECTED QUARTERLY FINANCIAL DATA
Tredegar Corporation and Subsidiaries
(In Thousands, Except Per-Share Amounts)
(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
For the year ended December 31, 2017
Sales	$221,026	$247,347	$247,121	$245,836
Gross profit	30,872	42,063	42,107	36,979
Net income (loss)	$3,703	$44,204	$8,274	$(17,929)
Earnings (loss) per share:
Basic	$0.11	$1.34	$0.25	$(0.54)
Diluted	$0.11	$1.34	$0.25	$(0.54)
Shares used to compute earnings (loss) per share:
Basic	32,920	32,961	32,954	32,948
Diluted	32,957	33,051	32,954	32,948
For the year ended December 31, 2016
Sales	$207,333	$208,533	$207,702	$204,772
Gross profit	37,279	31,637	33,927	27,801
Net income	$7,281	$3,408	$12,048	$1,728
Earnings per share:
Basic	$0.22	$0.10	$0.37	$0.05
Diluted	$0.22	$0.10	$0.37	$0.05
Shares used to compute earnings per share:
Basic	32,654	32,716	32,818	32,856
Diluted	32,654	32,716	32,818	32,900

Item 16. FORM 10-K SUMMARY
Not Applicable.

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

3.2	Amended and Restated Bylaws of Tredegar (filed as Exhibit 3.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 24, 2017, and incorporated herein by reference)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

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

10.1
Reorganization and Distribution Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.2
Employee Benefits Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.2 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.3
Tax Sharing Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.3 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

10.4
Indemnification Agreement, dated as of June 1, 1989, between Tredegar and Ethyl Corporation (filed as Exhibit 10.4 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5
Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.5.1
Amendment to the Tredegar Industries, Inc. Retirement Benefit Restoration Plan (filed as Exhibit 10.7.1 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2004, and incorporated herein by reference)

*10.6
Tredegar Industries, Inc. Savings Plan Benefit Restoration Plan (filed as Exhibit 10.6 to Tredegar’s Annual Report on Form 10-K (File No. 1-10258) for the year ended December 31, 2013, and incorporated herein by reference)

*10.6.1
Resolutions of the Executive Committee of the Board of Directors of Tredegar Corporation adopted on December 28, 2004 (effective as of December 31, 2004) amending the Tredegar Corporation Retirement Savings Plan Benefit Restoration Plan (filed as Exhibit 10.9.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on December 30, 2004, and incorporated herein by reference)

*10.7
Tredegar 2004 Equity Incentive Plan as Amended and Restated Effective March 27, 2009 (filed as Annex 1 to Tredegar’s Definitive Proxy Statement on Schedule 14A (File No. 1-10258) filed on April 14, 2009 and incorporated herein by reference)

*10.8
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on February 27, 2013, and incorporated herein by reference)

*10.9
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.10
Form of Notice of Stock Award and Stock Award Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

10.11
Agreement, dated as of February 19, 2014, by and among Tredegar Corporation, John D. Gottwald, William M. Gottwald and Floyd D. Gottwald, Jr. (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on February 20, 2014, and incorporated herein by reference)

*10.12
Form of Notice of Stock Unit Award and Stock Unit Award Terms and Conditions (filed as Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258) filed on March 3, 2015, and incorporated herein by reference)

*10.13
Form of Notice of Stock Award and Stock Terms and Conditions (filed as Exhibit 10.2 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 3, 2015, and incorporated herein by reference)

*10.14
Severance Agreement with D. Andrew Edwards, dated June 25, 2015 (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (file No. 1-10258) filed on June 29, 2015, and incorporated herein by reference)

*10.14.1
First Amendment to Severance Agreement with D. Andrew Edwards, dated February 25, 2016 (filed as Exhibit 10.3 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed on March 1, 2016, and incorporated herein by reference)

*10.15
Severance Agreement with Michael J. Schewel, dated May 9, 2016 (filed as Exhibit 10.16 to Tredegar’s Annual Report on Form 10-K/A (File No. 1-10258) for the year ended December 31, 2016, and incorporated herein by reference)

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

TREDEGAR CORPORATION (Registrant)

Dated:	February 21, 2018	By	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

Signature		Title

/s/	John D. Gottwald	President, Chief Executive Officer and Director
	(John D. Gottwald)	(Principal Executive Officer)

/s/	D. Andrew Edwards	Vice President and Chief Financial Officer
	(D. Andrew Edwards)	(Principal Financial Officer)

/s/	Frasier W. Brickhouse, II	Corporate Treasurer and Controller
	(Frasier W. Brickhouse, II)	(Principal Accounting Officer)

/s/	William M. Gottwald	Chairman of the Board of Directors
(William M. Gottwald)

/s/	George C. Freeman, III	Director
(George C. Freeman, III)

/s/	Kenneth R. Newsome	Director
(Kenneth R. Newsome)

/s/	Gregory A. Pratt	Director
(Gregory A. Pratt)

/s/	Thomas G. Snead, Jr.	Director
(Thomas G. Snead, Jr.)

/s/	John M. Steitz	Director
(John M. Steitz)

/s/	Carl E. Tack, III	Director
(Carl E. Tack, III)