Form 10-Q
period 2018-03-31
TREDEGAR CORP
filed 2018-05-01
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of shares of Common Stock, no par value, outstanding as of April 26, 2018: 33,120,303

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$36,135	$36,491
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,109 in 2018 and $3,304 in 2017	130,551	120,135
Income taxes recoverable	25,754	32,080
Inventories	85,358	86,907
Prepaid expenses and other	7,694	8,224
Total current assets	285,492	283,837
Property, plant and equipment, at cost	780,566	770,892
Less accumulated depreciation	(558,803)	(547,801)
Net property, plant and equipment	221,763	223,091
Investment in kaléo (cost basis of $7,500)	62,200	54,000
Identifiable intangible assets, net	39,515	40,552
Goodwill	128,219	128,208
Deferred income tax assets	9,087	16,636
Other assets	9,334	9,419
Total assets	$755,610	$755,743
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$106,524	$108,391
Accrued expenses	39,821	42,433
Total current liabilities	146,345	150,824
Long-term debt	141,000	152,000
Pension and other postretirement benefit obligations, net	96,855	98,837
Deferred income tax liabilities	—	2,123
Other noncurrent liabilities	8,511	8,179
Total liabilities	392,711	411,963
Commitments and contingencies (Notes 1 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,120,303 at March 31, 2018 and 33,017,422 at December 31, 2017)	35,112	34,747
Common stock held in trust for savings restoration plan (71,710 shares at March 31, 2018 and 71,309 shares at December 31, 2017)	(1,536)	(1,528)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(84,272)	(86,178)
Gain on derivative financial instruments	174	459
Pension and other post-retirement benefit adjustments	(88,338)	(90,950)
Retained earnings	501,759	487,230
Total shareholders’ equity	362,899	343,780
Total liabilities and shareholders’ equity	$755,610	$755,743
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues and other items:
Sales	$258,711	$221,026
Other income (expense), net	8,233	3,286
	266,944	224,312
Costs and expenses:
Cost of goods sold	203,189	179,761
Freight	8,790	8,306
Selling, general and administrative	21,829	19,949
Research and development	4,311	4,558
Amortization of identifiable intangibles	1,029	1,241
Pension and postretirement benefits	2,578	2,632
Interest expense	1,644	1,180
Asset impairments and costs associated with exit and disposal activities, net of adjustments	123	564
Total	243,493	218,191
Income before income taxes	23,451	6,121
Income taxes	5,287	2,418
Net income	$18,164	$3,703

Earnings per share:
Basic	$0.55	$0.11
Diluted	$0.55	$0.11
Shares used to compute earnings per share:
Basic	32,982	32,920
Diluted	32,988	32,957
Dividends per share	$0.11	$0.11
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$18,164	$3,703
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax of $0 in 2018 and tax of $57 in 2017)	1,906	4,632
Derivative financial instruments adjustment (net of tax benefit of $144 in 2018 and tax of $224 in 2017)	(285)	374
Amortization of prior service costs and net gains or losses (net of tax of $762 in 2018 and tax of $1,111 in 2017)	2,612	1,950
Other comprehensive income (loss)	4,233	6,956
Comprehensive income (loss)	$22,397	$10,659
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$18,164	$3,703
Adjustments for noncash items:
Depreciation	7,490	7,721
Amortization of identifiable intangibles	1,029	1,241
Deferred income taxes	4,834	(1,665)
Accrued pension and post-retirement benefits	2,578	2,632
(Gain)/loss on investment in kaléo accounted for under the fair value method	(8,200)	(3,300)
(Gain)/loss on asset impairments and divestitures	—	50
Net (gain)/loss on disposal of assets	—	164
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(14,412)	(11,942)
Inventories	1,846	535
Income taxes recoverable/payable	6,344	2,887
Prepaid expenses and other	748	305
Accounts payable and accrued expenses	(4,785)	1,652
Pension and postretirement benefit plan contributions	(1,187)	(917)
Other, net	560	553
Net cash provided by operating activities	15,009	3,619
Cash flows from investing activities:
Capital expenditures	(5,062)	(12,718)
Acquisition	—	(87,038)
Return of escrowed funds relating to acquisition earn-out	4,250	—
Proceeds from the sale of assets and other	—	31
Net cash used in investing activities	(812)	(99,725)
Cash flows from financing activities:
Borrowings	24,000	122,000
Debt principal payments	(35,000)	(24,000)
Dividends paid	(3,643)	(3,635)
Proceeds from exercise of stock options and other	(247)	695
Net cash provided by (used in) financing activities	(14,890)	95,060
Effect of exchange rate changes on cash	337	399
Increase (decrease) in cash and cash equivalents	(356)	(647)
Cash and cash equivalents at beginning of period	36,491	29,511
Cash and cash equivalents at end of period	$36,135	$28,864
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2018	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
Net income	—	18,164	—	—	—	—	18,164
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,906	—	—	1,906
Derivative financial instruments adjustment (net of tax benefit of $144)	—	—	—	—	(285)	—	(285)
Amortization of prior service costs and net gains or losses (net of tax of $762)	—	—	—	—	—	2,612	2,612
Cash dividends declared ($0.11 per share)	—	(3,643)	—	—	—	—	(3,643)
Stock-based compensation expense	612	—	—	—	—	—	612
Issued upon exercise of stock options & other	(247)	—	—	—	—	—	(247)
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—
Balance at March 31, 2018	$35,112	$501,759	$(1,536)	$(84,272)	$174	$(88,338)	$362,899
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2018, the consolidated results of operations for the three months ended March 31, 2018 and 2017, the consolidated cash flows for the three months ended March 31, 2018 and 2017, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2018. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.

The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2018 and 2017 for this segment references 13-week periods ended March 25, 2018 and March 26, 2017, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2017 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2017 Form 10-K. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation (see Note 14 for additional detail).
Revenue Recognition. Revenue from the sale of products, which is shown net of estimated sales returns and allowances, is recognized at a point in time when control has passed to the customer. Control passes to the customer generally when the customer takes physical possession or when title passes if defined separately in the sales agreement. Amounts billed to customers related to freight are classified as sales in the accompanying consolidated statements of income. The cost of freight is classified as a separate line in the accompanying consolidated statements of income. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction between Tredegar and its customers (such as value-added taxes) are accounted for on a net basis and therefore excluded from revenues. See Note 11 for disaggregation of revenue by segment and type.
As of March 31, 2018 and December 31, 2017, Accounts receivable and other receivables, net, were $130.6 million and $120.1 million, respectively, made up of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Customer receivables	$129,056	$113,556
Other accounts and notes receivable	4,604	9,883
Total accounts and other receivables	133,660	123,439
Less: Allowance for bad debts and sales returns	(3,109)	(3,304)
Total accounts and other receivables, net	$130,551	$120,135

For the three months ended March 31, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of March 31, 2018. Payment terms start from the date of satisfaction of the performance obligation and vary from COD (cash on delivery) to up to 120 days. The Company’s contracts generally include one performance obligation, which is satisfied at a point in time.
For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, changes in transaction price), was not material.
Revenue expected to be recognized in any future period related to remaining performance obligations, excluding i) revenue pertaining to contracts that have an original expected duration of one year or less, ii) contracts where revenue is recognized as invoiced and iii) variable consideration related to unsatisfied performance obligations, is not expected to materially impact the Company’s financial results.

2.
On February 15, 2017, Bonnell Aluminum acquired 100% of the stock of Futura Industries Corporation (“Futura”) on a net debt-free basis for approximately $92 million. The amount actually funded in cash at the transaction date was approximately $87 million, which was net of preliminary closing adjustments for working capital and seller transaction-related obligations assumed and subsequently paid by Bonnell Aluminum. In addition, the Company was refunded $5 million in the first quarter of 2018 since Futura did not meet certain performance requirements for the 2017 fiscal year (“Earnout Provision”). The acquisition, which was funded using Tredegar’s existing revolving credit facility, was treated as an asset purchase for U.S. federal income tax purposes.

The net purchase price for financial reporting purposes was set at approximately $82.9 million, which includes adjustments for the fair value of the Earnout Provision of $4.3 million and the net settlement of certain post-closing adjustments of $0.1 million. Adjustments to the purchase price were made retrospectively as if the accounting had been completed on the acquisition date. Based upon management’s valuation of the fair value of tangible and intangible assets acquired (net of cash acquired) and liabilities assumed, the allocation of the purchase price was as follows:

(in Thousands)
Accounts receivable	$6,680
Inventories	10,342
Prepaid expenses and other current assets	240
Property, plant & equipment	32,662
Identifiable intangible assets:
Customer relationships	24,000
Trade names	6,700
Trade payables & accrued expenses	(8,135)
Total identifiable net assets	72,489
Adjusted Net Purchase Price	82,860
Goodwill	$10,371

The goodwill and other intangible asset balances associated with this acquisition are deductible for U.S. federal income tax purposes on a straight-line basis over a period of approximately 15 years. For financial reporting purposes, customer relationships are being amortized over 12 years and trade names are being amortized over 13 years. Goodwill is not subject to amortization for financial reporting purposes.

3.
Plant shutdowns, asset impairments, restructurings and other items are shown in the net sales and operating profit by segment table in Note 10 and are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted below.

Plant shutdowns, asset impairments, restructurings and other items in the first three months of 2018 include:

•
Pretax charges of $1.0 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.3 million for professional fees associated with the Terphane Limitada worthless stock deduction, the impairment of assets of Flexible Packaging Films and determining the effect of the new U.S. federal income tax law (included in “Selling, general and administrative expenses” in the consolidated statements of income); and

•	Pretax charges of $0.1 million for severance and other employee-related costs associated with restructurings in PE Films and Aluminum Extrusions.
Plant shutdowns, asset impairments, restructurings and other items in the first three months of 2017 include:

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

•
Pretax charges of $1.7 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films of $1.4 million and by Aluminum Extrusions of $0.3 million (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.4 million related to the explosion that occurred in the second quarter of 2016 at the aluminum extrusions manufacturing facility in Newnan, Georgia, which includes excess production costs of $0.3 million (included in “Cost of goods sold” in the consolidated statements of income) for which recovery from insurance carriers was not assured, and legal and consulting fees of $0.1 million (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•
Pretax charges of $0.7 million associated with the consolidation of domestic PE Films’ manufacturing facilities, which consists of severance and other employee-related costs of $0.2 million asset impairments of $0.1 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.3 million ($0.2 million included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.3 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Carthage, Tennessee (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.3 million associated with a business development project (included in “Selling, general and administrative expense” in the consolidated statements of income and “Corporate expenses, net” in the net sales and operating profit by segment table); and

•
Pretax charges of $0.3 million for severance and other employee-related costs associated with restructurings in Corporate (included in “Corporate expenses, net” in the net sales and operating profit by segment table).

Results in the first three months of 2018 and 2017 includes unrealized gains of $8.2 million ($6.4 million after taxes) and $3.3 million ($2.5 million after taxes), respectively, on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income). See Note 7 for additional information on investments.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the three months ended March 31, 2018 is as follows:

(In thousands)	Severance (a)	Asset Impairments	Other (b)	Total
Balance at January 1, 2018	$627	$—	$476	$1,103
Changes in 2018:
Charges	123	—	—	123
Cash spent	(464)	—	(234)	(698)
Charges against assets	—	—	—	—
Balance at March 31, 2018	$286	$—	$242	$528
(a) Severance Cash spent includes severance payments associated with the consolidation of North American PE Films manufacturing facilities.
(b) Other primarily includes other restructuring costs associated with Aluminum Extrusions.

4.	The components of inventories are as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Finished goods	$24,154	$20,281
Work-in-process	10,615	11,958
Raw materials	31,089	35,909
Stores, supplies and other	19,500	18,759
Total	$85,358	$86,907

5.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Weighted average shares outstanding used to compute basic earnings per share	32,982	32,920
Incremental dilutive shares attributable to stock options and restricted stock	6	37
Shares used to compute diluted earnings per share	32,988	32,957
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three months ended March 31, 2018, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 313,834. For the three months ended March 31, 2017, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 263,596.

6.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2018:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2018	$(86,178)	$459	$(90,950)	$(176,669)
Other comprehensive income (loss) before reclassifications	1,906	(132)	—	1,774
Amounts reclassified from accumulated other comprehensive income (loss)	—	(153)	2,612	2,459
Net other comprehensive income (loss) - current period	1,906	(285)	2,612	4,233
Ending balance, March 31, 2018	$(84,272)	$174	$(88,338)	$(172,436)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2017:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2017	$(93,970)	$863	$(90,127)	$(183,234)
Other comprehensive income (loss) before reclassifications	4,632	528	—	5,160
Amounts reclassified from accumulated other comprehensive income (loss)	—	(154)	1,950	1,796
Net other comprehensive income (loss) - current period	4,632	374	1,950	6,956
Ending balance, March 31, 2017	$(89,338)	$1,237	$(88,177)	$(176,278)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2018 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$232	Cost of sales
Foreign currency forward contracts, before taxes	(41)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	206
Income tax expense (benefit)	53	Income taxes
Total, net of tax	$153
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,374)	(a)
Income tax expense (benefit)	(762)	Income taxes
Total, net of tax	$(2,612)
(a)    This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2017 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$233	Cost of sales
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	248
Income tax expense (benefit)	94	Income taxes
Total, net of tax	$154
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,061)	(a)
Income tax expense (benefit)	(1,111)	Income taxes
Total, net of tax	$(1,950)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

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

At March 31, 2018, December 31, 2017, March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s investment (also the carrying value, which is separately stated in the consolidated balance sheets) was $62.2 million, $54.0 million, $23.5 million, and $20.2 million, respectively. The Company recognized unrealized gains of $8.2 million ($6.4 million after taxes) and $3.3 million ($2.5 million after taxes) in the first quarters of 2018 and 2017, respectively.
The change in the estimated fair value of the Company’s holding in kaléo since the end of 2017 primarily relates to the difference from discounting between the present value of projected cash flows at March 31, 2018 versus December 31, 2017 (i.e., the time value of money), changes in cash flow projections for various scenarios and the assessment of the risk-adjusted discount rate appropriate for the various scenarios. Kaléo’s stock is not publicly traded. The valuation estimate in this situation is based on projection assumptions or Level 3 inputs that have a wide range of possible outcomes.
There are numerous assumptions and Level 3 inputs that, if changed, impact the projection of kaléo’s future cash flows, and the probability of actually achieving those cash flows. Moreover, many of the assumptions and inputs are interrelated, including key assumptions for kaléo’s projected market share, pricing and net margins after chargebacks, discounts, rebates, copays and returns. Accordingly, determining the sensitivity of changes in estimated fair value to the change in one assumption is not practical.
Ultimately, the true value of the Company’s ownership interest in kaléo will be determined if and when a liquidity event occurs, and the ultimate value could be materially different from the $62.2 million estimated fair value reflected in the Company’s financial statements at March 31, 2018.
Unrealized gains (losses) associated with this investment are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 11. Subsequent to its most recent investment (December 15, 2008), and until the next round of financing, the Company believes fair value estimates are based upon Level 3 inputs since there is no secondary market for its ownership interest. Accordingly, until the next round of financing or any other significant financial transaction, value estimates will primarily be based on assumptions related to meeting cash flow projections and discounting of these factors for their high degree of risk. If kaléo does not meet its projected cash flows or related risks are unfavorable versus the most recent valuation, or a new round of financing or other significant financial transaction indicates a lower enterprise value, then the Company’s estimate of the fair value of its ownership interest in kaléo is likely to decline. Adjustments to the estimated fair value of this investment will be made in the period upon which such changes can be quantified.
The Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) had a carrying value (included in “Other assets and deferred charges”) of $1.7 million at March 31, 2018 and December 31, 2017. The carrying value at March 31, 2018 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. No withdrawal proceeds were received in the first three months of 2017 or 2018. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of March 31, 2018. Gains on the Company’s investment in the Harbinger Fund will be recognized when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $17.7 million (18.2 million pounds of aluminum) at March 31, 2018 and $8.2 million (8.0 million pounds of aluminum) at December 31, 2017.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued Expenses	$491	Prepaid expenses and other	$578
Liability derivatives: Aluminum futures contracts	Accrued Expenses	$(553)	Prepaid expenses and other	$(16)
Net asset (liability)		$(62)		$562
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Accrued Expenses	$—	Accrued Expenses	$—
Liability derivatives: Foreign currency forward contracts	Accrued Expenses	(330)	Accrued Expenses	(558)
Net asset (liability)		(330)		$(558)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real (“R$”) and sell U.S. Dollars covering the period from October 2017 through December 2018. On January 29, 2018, Terphane Ltda. entered into an additional 6 monthly foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars covering the period from January 2019 through June 2019. All of these foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.'s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at March 31, 2018 was $15.0 million (R$48.5 million).
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
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2018 and 2017 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2018	2017	2018	2018	2017
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(392)	$846	$—	$170	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (loss) (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss) (effective portion)	$232	$233	$15	$(41)	$15
As of March 31, 2018, the Company expects $0.1 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2018 and 2017, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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

The components of net periodic benefit cost for the pension and other post-retirement benefit programs reflected in the consolidated statements of income are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Service cost	$5	$58	$10	$9
Interest cost	2,882	3,164	69	76
Expected return on plan assets	(3,761)	(3,736)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,428	3,123	(54)	(61)
Net periodic benefit cost	$2,554	$2,609	$25	$24
Pension and other post-retirement liabilities were $97.5 million and $99.5 million at March 31, 2018 and December 31, 2017, respectively ($0.6 million included in “Accrued expenses” at March 31, 2018 and December 31, 2017, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s required contributions are expected to be approximately $8.4 million in 2018. Contributions to the pension plan during the first three months of 2018 were $1.2 million. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2017, or $0.3 million.

10.	Other income (expense), net consists of the following:

	Three Months Ended March 31,
(In thousands)	2018	2017
Gain (loss) on investment in kaléo accounted for under fair value method	$8,200	$3,300
Other	33	(14)
Total	$8,233	$3,286
See Note 7 for more details on the item broken out separately in the table above.

11.
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

The following table presents net sales and operating profit by segment for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net Sales
PE Films	$93,249	$86,411
Flexible Packaging Films	28,437	26,710
Aluminum Extrusions	128,235	99,599
Total net sales	249,921	212,720
Add back freight	8,790	8,306
Sales as shown in the Consolidated Statements of Income	$258,711	$221,026
Operating Profit (Loss)
PE Films:
Ongoing operations	$14,034	$9,031
Plant shutdowns, asset impairments, restructurings and other	(1,052)	(2,068)
Flexible Packaging Films:
Ongoing operations	1,715	(1,998)
Plant shutdowns, asset impairments, restructurings and other	—	—
Aluminum Extrusions:
Ongoing operations	10,199	9,829
Plant shutdowns, asset impairments, restructurings and other	(53)	(4,341)
Total	24,843	10,453
Interest income	56	74
Interest expense	1,644	1,180
Gain (loss) on investment in kaléo accounted for under fair value method	8,200	3,300
Stock option-based compensation costs	86	3
Corporate expenses, net	7,918	6,523
Income before income taxes	23,451	6,121
Income taxes	5,287	2,418
Net income	$18,164	$3,703
The following table presents identifiable assets by segment at March 31, 2018 and December 31, 2017:

(In thousands)	March 31, 2018	December 31, 2017
PE Films	$293,662	$289,514
Flexible Packaging Films	47,810	49,915
Aluminum Extrusions	272,609	268,127
Subtotal	614,081	607,556
General corporate	105,394	111,696
Cash and cash equivalents	36,135	36,491
Total	$755,610	$755,743

The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2018 and 2017:

Net Sales by Geographic Area (b)
	Three Months Ended March 31,
(In thousands)	2018	2017(c)
United States	$159,562	$129,901
Exports from the United States to:
Asia	23,592	18,722
Canada	13,298	13,092
Europe	1,822	2,358
Latin America	3,052	3,730
Operations outside the United States:
Brazil	23,151	21,360
The Netherlands	11,928	12,760
Hungary	8,818	5,191
China	2,274	3,405
India	2,424	2,201
Total (a)	$249,921	$212,720

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2018	2017(c)
PE Films:
Personal care materials	$61,644	$61,299
Surface protection films	29,815	23,441
LED lighting products & other films	1,790	1,672
Subtotal	93,249	86,412
Flexible Packaging Films	28,437	26,710
Aluminum Extrusions:
Nonresidential building & construction	65,280	52,210
Consumer durables	15,189	12,097
Distribution	10,971	6,334
Automotive	9,673	10,174
Residential building & construction	9,601	7,272
Machinery & equipment	9,094	7,205
Electrical	8,427	4,306
Subtotal	128,235	99,598
Total	$249,921	$212,720
See a reconciliation of net sales to sales as shown in the Condensed Consolidated Statements of Income on the previous page.

(a)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $8.8 million and $8.3 million in the three months ended March 31, 2018 and 2017, respectively.

(b)
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

(c)	As disclosed in Note 1, prior period amounts have not been adjusted under the modified retrospective method.

12.
The Tax Cuts and Jobs Act (the “TCJA”) makes broad and complex changes to the U.S. tax code, including but not limited to: (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) creating new taxes on certain foreign earnings; (v) eliminating certain deductions; and (vi) providing the option to full expensing of qualified property.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification No. 740 (“ASC 740”). In accordance with SAB 118, a company must reflect the income tax effects of a company’s accounting for those tax effects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a reasonable estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the TCJA.
The TCJA is complex and its impact may materially differ from the Company’s estimates due to, among other things, changes in the Company’s assumptions, implementation guidance that may be issued from the IRS and related interpretations and clarifications of the tax law relevant for the completion of the Company’s 2017 tax return filings. The Company expects to complete its assessment of these items during 2018, and any adjustments to the provisional amounts initially recorded will be included as an adjustment to income tax expense or benefit in the period the amounts are determined in accordance with SAB 118.
While item (ii) above has not been completed, the Company has not accrued any deemed repatriation taxes on unrepatriated earnings of its foreign subsidiaries, since its preliminary assessments indicates that such foreign subsidiaries have no net cumulative unremitted earnings due to historical repatriation. There has been no change to this estimate in the first quarter of 2018. The remaining TCJA summary items (i and iii through vi above) have been reflected in the Company’s 2018 effective tax rate based on the Company’s best estimates as indicated in the rate reconciliation table.
The application of the new Global Intangible Low Taxed Income (“GILTI”) tax rules to the Company, which is part of item (iv) above is not complete. The rules are complex, and under GAAP, the Company is allowed to make a policy choice of either (a) treating taxes due on future U.S. inclusions in taxable income related to GILTI as current period expense when incurred (the “period cost method”) or (b) factoring such amounts into a company’s measurement of its deferred income taxes (“deferred method”). The selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on the Company’s analysis of its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Accordingly, the Company has not made a policy decision regarding whether to record deferred income taxes on GILTI.

Tredegar recorded tax expense of $5.3 million on pretax net income of $23.5 million in the first three months of 2018. Therefore, the effective tax rate in the first three months of 2018 was 22.5%, compared to 39.5% in the first three months of 2017. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2018 and 2017 are as follows:

(In thousands, except percentages)	2018		2017
Three Months Ended March 31,	Amount	%	Amount	%
Income tax expense at federal statutory rate	$4,925	21.0	$2,142	35.0
Foreign rate differences	578	2.4	362	5.9
State taxes, net of federal income tax benefit	321	1.4	254	4.2
Stock-based compensation	173	0.7	159	2.6
Non-deductible expenses	84	0.4	118	1.9
Global Intangible Low Tax Income (GILTI)	32	0.1	—	—
Tax contingency accruals and tax settlements	—	—	72	1.2
Changes in estimates related to prior year tax provision	—	—	(38)	(0.7)
Unremitted earnings from foreign operations	—	—	(67)	(1.1)
Domestic production activities deduction	—	—	(171)	(2.8)
Increase in value of kaleo investment held abroad	—	—	(406)	(6.6)
Research and development tax credit	(100)	(0.4)	(147)	(2.4)
Foreign Derived Intangible Income (FDII)	(153)	(0.7)	—	—
Foreign tax incentives	(211)	(0.9)	—	—
Valuation allowance due to foreign losses and impairments	(362)	(1.5)	140	2.3
Effective income tax rate	$5,287	22.5	$2,418	39.5
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a commencement date of January 1, 2015. The benefit from the tax incentives was $0.2 million in the first three months of 2018 (none in 2017).
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

14.
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, amended guidance was issued regarding clarifying the implementation guidance on principal versus agent considerations and in April 2016, clarifying guidance was issued relating to identifying performance obligations and licensing implementation. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach applied to all contracts as of the date of adoption. Comparative periods have not been adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of ASU 2014-09, as amended, had no material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company has included the disclosures required by ASU 2014-09.

In January 2016, the FASB issued amended guidance associated with accounting for equity investments measured at fair value. The amended guidance requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee or those without a readily determinable fair value). The amended guidance also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company adopted this amended guidance in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.
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
In October 2016, the FASB issued guidance that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption. The Company adopted this guidance in the first quarter of 2018 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued guidance to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. The Company adopted the standard in the first quarter of 2018 and will apply the standard when relevant.
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
In March 2017, the FASB issued final guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). Currently, net benefit cost is reported as an employee cost within operating income. This new guidance requires the bifurcation of net periodic pension and postretirement benefit costs. Service cost will be part of operating income (and is the only piece eligible to be capitalized). All other components will be shown outside of operations. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and should be applied on a retrospective basis, except for the amendments related to capitalization of benefit cost, which should be applied on a prospective basis. The Company adopted this amended guidance in the first quarter of 2018 by separately presenting “Pension and postretirement benefits” expense in its consolidated statements of income.
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
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following:

•	loss or gain of sales to significant customers on which our business is highly dependent;

•	ability to achieve sales to new customers to replace lost business;

•	ability to develop, efficiently manufacture and deliver new products at competitive prices;

•	failure of our customers to achieve success or maintain market share;

•	failure to protect our intellectual property rights;

•	risks of doing business in countries outside the U.S. that affect our substantial international operations;

•	political, economic, and regulatory factors concerning our products;

•	uncertain economic conditions in countries in which we do business;

•	competition from other manufacturers, including manufacturers in lower-cost countries and manufacturers benefiting from government subsidies;

•	impact of fluctuations in foreign exchange rates;

•	a change in the amount of our underfunded defined benefit (pension) plan liability;

•	an increase in the operating costs incurred by our operating companies, including, for example, the cost of raw materials and energy;

•
inability to successfully identify, complete or integrate strategic acquisitions; failure to realize the expected benefits of such acquisitions; and assumption of unanticipated risks in such acquisitions;

•	disruption to our manufacturing facilities;

•	occurrence or threat of extraordinary events, including natural disasters and terrorist attacks;

•	an information technology system failure or breach;

•	volatility and uncertainty of the valuation of our cost-basis investment in kaléo;

•	the impact of the imposition of tariffs and sanctions on imported aluminum ingot used in our aluminum extrusions;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (“the SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s 2017 Annual Report on Form 10-K (the “2017 Form 10-K”). Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2017 Form 10-K.
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

Executive Summary
Tredegar is a manufacturer of polyethylene plastic films through its PE Films segment, polyester films through its Flexible Packaging Films segment and aluminum extrusions through its Aluminum Extrusions segment. PE Films is composed of personal care materials, surface protection films, polyethylene overwrap films and films for other markets. Flexible Packaging Films produces polyester-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics. Aluminum Extrusions produces high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, consumer durables, machinery and equipment, electrical and distribution markets.
First-quarter 2018 net income was $18.2 million ($0.55 per share) compared with net income of $3.7 million ($0.11 per share) in the first quarter of 2017. Losses related to plant shutdowns, asset impairments, restructurings and other items (which includes unrealized gains and losses for an investment accounted for under the fair value method) are described in Note 3. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 11 for a presentation of Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2018 and 2017.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	March 31,
	2018	2017
Sales volume (lbs)	34,823	35,056	(0.7)%
Net sales	$93,249	$86,411	7.9%
Operating profit from ongoing operations	$14,034	$9,031	55.4%
First-Quarter 2018 Results vs. First-Quarter 2017 Results
Net sales (sales less freight) in the first quarter of 2018 increased by $6.8 million versus 2017 primarily due to a $6.4 million increase in surface protection films, partially offset by lower topsheet volume in Personal Care. Volume growth in Surface Protection was driven by continued strong demand in the LCD market.
Operating profit from ongoing operations in the first quarter of 2018 increased by $5.0 million versus the first quarter of 2017 primarily due to:

•
Higher contribution to profits from surface protection films, primarily due to higher volume and production efficiencies ($4.7 million), partially offset by higher costs associated with additional labor to meet increased demand ($0.7 million);

•
Lower contribution to profits from personal care films, primarily due to lower topsheet volume ($1.5 million), partially offset by higher volume of elastics and acquisition distribution layer products ($0.4 million), improved pricing on certain personal care products ($0.7 million) and the net favorable impact from the change in U.S. Dollar value of currencies for operations outside of the U.S. ($0.3 million); and

•	Realized cost savings associated with the previously announced project to consolidate domestic manufacturing facilities in PE Films ($1.0 million).
The Surface Protection component of the PE Films reporting segment supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
As previously discussed, the Company believes that over the next few years, there is a risk that a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. The Company estimates on a preliminary basis that the annual adverse impact on ongoing operating profit from customer shifts to alternative processes or materials in Surface Protection is in the range of up to $5 to $10 million. Given the technological and commercial complexity involved in bringing these alternative processes or materials to market, the Company is very uncertain as to the timing and ultimate amount of the possible transitions. In response, the Company is aggressively pursuing new surface protection products, applications and customers.

The Company continues to anticipate a significant product transition after 2018 in the Personal Care component of PE Films. The Company currently estimates that this will adversely impact the annual sales of the business unit by $70 million sometime after 2018. Personal Care has been increasing its R&D spending (an increase of $5 million in 2017 versus 2014), is investing capital, and is accelerating sales and marketing efforts to capture growth and diversify its customer base and product offerings in personal care products. The overall timing and net change in Personal Care’s revenues and profits and capital expenditures needed to support these efforts during this transition period are uncertain at this time.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $1.9 million in the first three months of 2018 compared to $4.3 million in the first three months of 2017. Capital expenditures are projected to be $36 million in 2018, including: $14 million of a total $25 million expected for North American capacity expansion for elastics products in Personal Care; new capacity and upgrades for next generation products in Surface Protection ($7 million); other growth and strategic projects ($5 million); and approximately $10 million for routine capital expenditures required to support operations. Depreciation expense was $3.8 million in the first three months of 2018 and $3.5 million in the first three months of 2017. Depreciation expense is projected to be $16 million in 2018.
Flexible Packaging Films
A summary of operating results from ongoing operations for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	March 31,
	2018	2017
Sales volume (lbs)	23,318	22,062	5.7%
Net sales	$28,437	$26,710	6.5%
Operating profit (loss) from ongoing operations	$1,715	$(1,998)	NA
First-Quarter 2018 Results vs. First-Quarter 2017 Results
Sales volume increased by 5.7% in the first quarter of 2018 compared with the first quarter of 2017 due to higher production volume. Net sales in the first quarter of 2018 increased 6.5% versus the first quarter of 2017 due to the higher production, which was at full capacity utilization.
Terphane’s operating results from ongoing operations in the first quarter of 2018 increased by $3.7 million versus the first quarter of 2017 primarily due to:

•	Significantly lower depreciation and amortization of $2.3 million resulting from the $101 million non-cash asset impairment loss recognized in the fourth quarter of 2017;

•
A benefit of $0.9 million from higher volume, improved pricing with higher prices that lagged higher raw material costs and improved productivity due to higher capacity utilization at the main production facility in Cabo de Santo Agostinho, Brazil (the “Cabo Plant”);

•	An insurance recovery of $0.3 million from a power outage in a prior period at the Cabo Plant; and

•	Lower foreign currency transaction losses of $0.2 million (losses of $0.1 million in 2018 versus $0.3 million in 2017).
Terphane’s quarterly financial results have been volatile, and the Company expects continued uncertainty and volatility until industry capacity utilization and the competitive dynamics in Latin America improve. Furthermore, while industry economics are suffering with excess capacity, Terphane is currently operating at full capacity utilization and is spending approximately $1.8 million (including capital expenditures of $1 million and project expenses of $0.8 million) in 2018 to re-start an idled production line to participate in expected market growth and defend its market share.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $0.6 million in the first three months of 2018 compared to $0.5 million in the first three months of 2017. Terphane currently estimates that total capital expenditures in 2018 will be $5 million, including approximately $1 million to re-start the idled production line referenced above and for routine capital expenditures required to support operations. Depreciation expense was $0.3 million in the first three months of 2018 and $1.9 million in the first three months of 2017. Depreciation expense is projected to be $1.0 million in 2018. Amortization expense was $0.1 million in the first three months of 2018 and $0.7 million in the first three months of 2017, and is projected to be $0.5 million in 2018. Aggregate depreciation and amortization expense is projected at $1.5 million in 2018, down significantly from $10.5 million in 2017 due to the write-down of Terphane’s long-lived assets during the fourth quarter of 2017.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	March 31,
	2018	2017
Sales volume (lbs) *	44,271	42,395	4.4%
Net sales	$128,235	$99,599	28.8%
Operating profit from ongoing operations	$10,199	$9,829	3.8%
* Excludes sales volume associated with Futura Industries Corporation (“Futura”), acquired on February 15, 2017.
First-Quarter 2018 Results vs. First-Quarter 2017 Results
Net sales in the first quarter of 2018 increased versus 2017 primarily due to the addition of Futura and higher volume. Futura contributed $21.0 million of net sales in the first quarter of 2018 versus $8.7 million for the 40 days owned during the first quarter of 2017 (acquired on February 15, 2017). Excluding the impact of Futura, net sales improved due to higher sales volume and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs.
Volume on an organic basis (which excludes the impact of the Futura acquisition) in the first quarter of 2018 increased by 4.4% versus 2017 due to higher volume in the nonresidential building and construction and specialty markets. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $11.5 million, and higher volume improved net sales by $3.7 million.
Operating profit from ongoing operations in the first quarter of 2018 increased by $0.4 million in comparison to the first quarter of 2017. Excluding the favorable profit impact of Futura (operating profit of $1.8 million in the first quarter of 2018 versus $0.9 million in the first quarter of 2017), operating profit from ongoing operations decreased $0.5 million, primarily due to:

•
Higher volume and inflation-related sales prices ($2.7 million), partially offset by increased operating costs, including utilities and employee-related expenses and higher depreciation ($1.7 million); and

•	Continued inefficiencies associated with the new extrusion line at the Niles, Michigan plant ($1.5 million).

On March 8, 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries, including countries from which Bonnell Aluminum has historically sourced aluminum supplies. On April 6, 2018, the U.S. announced sanctions on certain Russian individuals and on companies controlled by those individuals, including United Company RUSAL Plc, Russia’s largest aluminum producer and a substantial supplier of primary aluminum to the U.S. market.  Collectively, these events have resulted in a significant increase in the cost of aluminum ingot used by Bonnell Aluminum to make its products.  The average U.S. Midwest Transaction price, the benchmark price for P1020 high-grade aluminum ingot delivered, averaged $1.12 per pound in the first quarter of 2018, up $0.18 from $0.94 per pound in the first quarter of 2017.  This price has exceeded $1.30 per pound on certain days in April 2018.  In 2017, aluminum raw materials comprised 43% of Bonnell Aluminum’s average selling price when the U.S. Midwest Transaction price averaged $0.98 per pound.  For the vast majority of its business, Bonnell Aluminum expects to be able to pass through higher aluminum costs to customers.  However, a higher cost for aluminum extrusions could result in product substitutions in place of aluminum extrusions, which could materially and negatively affect Bonnell Aluminum’s business and results of operations.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $2.5 million in the first three months of 2018 (including $0.5 million associated with Futura), compared to $8.0 million in the first three months of 2017. Capital expenditures in 2017 included the extrusions capacity expansion project at the facility in Niles, Michigan. Capital expenditures are projected to be $16 million in 2018, including approximately $7 million for infrastructure upgrades and expanded fabrication and machining capabilities, and approximately $8 million for routine items required to support operations. Depreciation expense was $3.3 million in the first three months of 2018 compared to $2.4 million in the first three months of 2017, and is projected to be $14 million in 2018. Amortization expense was $0.9 million in the first three months of 2018 and $0.5 million in the first three months of 2017, and is projected to be $4 million in 2018.
Corporate Expenses, Interest and Taxes
Pension expense was $2.6 million in the first three months of 2018, unchanged from the first three months of 2017. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $10.2 million in 2018. Corporate expenses, net, increased in the first three months of 2018 versus 2017 primarily due to higher stock-based employee benefit costs and higher professional fees for services rendered early in the first quarter of 2018 associated with the Terphane non-cash asset impairment loss recognized in the fourth quarter of 2017.
Interest expense was $1.6 million in the first three months of 2018 in comparison to $1.2 million in the first three months of 2017, primarily due to higher interest rates.
The effective tax rate used to compute income taxes in the first three months of 2018 was 22.5% compared to 39.5% in the first three months of 2017. The decline in the effective tax rate was primarily due to the U.S. Tax Cuts and Jobs Act enacted in December 2017, which, among other impacts, reduced the U.S. federal corporate income tax rate from 35% to 21% beginning in 2018. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 12.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2017 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2017, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 14.

Results of Operations
First Quarter of 2018 Compared with the First Quarter of 2017
Overall, sales in the first quarter of 2018 increased by 17.1% compared with the first quarter of 2017. Net sales increased 7.9% in PE Films primarily due to a market-driven increase in surface protection films sales, partially offset by lower topsheet volume in Personal Care. Net sales in Flexible Packaging Films increased 6.5% due to higher production volume. Net sales increased 28.8% in Aluminum Extrusions primarily due to the acquisition of Futura, higher sales volumes and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 18.1% in the first quarter of 2018 compared to 14.9% in the first quarter of 2017. The gross profit margin in PE Films increased due to higher volume in surface protection films and personal care films. The gross profit margin in Flexible Packaging Films increased due to significantly lower depreciation and amortization costs in 2018 compared to 2017, resulting from the $101 million non-cash asset impairment charge recognized in the fourth quarter of 2017, which wrote down the value of its assets to fair value. The gross profit margin in Aluminum Extrusions increased primarily as a result of the operating performance by Futura and higher volume. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in cost of goods sold.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 10.1% in the first quarter of 2018, compared with 11.1% in the first quarter of last year. SG&A expenses decreased year-over-year as 2018 was not burdened with the higher costs in 2017 resulting from the Futura acquisition and related acquisition and integration costs and other business development costs. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in SG&A.
Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2018 and 2017 are shown in the segment operating profit table in Note 11 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.
Interest expense increased from $1.2 million in the first quarter of 2017 to $1.6 million in the first quarter of 2018, primarily due to higher interest rates. In February 2017, the Company borrowed $87 million under its Credit Agreement (as defined in Liquidity and Capital Resources) to fund the acquisition of Futura.
Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2018	2017
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$155.1	$149.0
Average interest rate	3.4%	2.6%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$155.1	$149.0
Average interest rate	3.4%	2.6%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2017 to March 31, 2018 are summarized as follows:

•	Accounts and other receivables increased $10.4 million (8.7%).

•
Accounts and other receivables in PE Films increased by $3.5 million primarily due to higher net sales for surface protection films and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 47.4 days for the 12 months ended March 31, 2018 and 48.4 days for the 12 months ended December 31, 2017.

•
Accounts and other receivables in Flexible Packaging Films decreased by $0.9 million primarily due to the timing of cash receipts. DSO was approximately 51.4 days for the 12 months ended March 31, 2018 and 53.2 days for the 12 months ended December 31, 2017.

•
Accounts and other receivables in Aluminum Extrusions increased by $7.8 million primarily due to seasonally higher sales in the first quarter of 2018 versus the fourth quarter of 2017 and higher prices resulting from the pass through of higher metal costs. DSO was approximately 43.7 days for the 12 months ended March 31, 2018 and 43.3 days for the 12 months ended December 31, 2017.

•	Inventories decreased $1.5 million (1.8%).

•
Inventories in PE Films increased by approximately $1.2 million primarily due to increased production to accommodate higher demand and the timing of raw material purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 55.7 days for the 12 months ended March 31, 2018 and 55.0 days for the 12 months ended December 31, 2017.

•
Inventories in Flexible Packaging Films decreased by approximately $1.5 million primarily due to reaching full capacity utilization at its Cabo, Brazil plant and the timing of raw material purchases. DIO was approximately 71.2 days for the 12 months ended March 31, 2018 and 70.1 days for the 12 months ended December 31, 2017.

•
Inventories in Aluminum Extrusions decreased by $1.3 million due to the timing of purchases. DIO was approximately 33.9 days for the 12 months ended March 31, 2018 and 32.6 days for the 12 months ended December 31, 2017.

•
Net property, plant and equipment decreased $1.3 million (0.6%) primarily due to capital expenditures of $5.1 million and a change in the value of the U.S. dollar relative to foreign currencies ($1.3 million increase), more than offset by depreciation expenses of $7.5 million.

•	Goodwill and other intangibles decreased by $1.0 million (0.6%) due to amortization expense of $1.0 million.

•	Accounts payable decreased $1.9 million (1.7%).

•
Accounts payable in PE Films decreased $1.0 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 41.6 days for the 12 months ended March 31, 2018 and 40.6 days for the 12 months ended December 31, 2017.

•
Accounts payable in Flexible Packaging Films decreased $3.2 million due to the normal volatility associated with the timing of payments. DPO was approximately 43.7 days for the 12 months ended March 31, 2018 and 42.8 days for the 12 months ended December 31, 2017.

•
Accounts payable in Aluminum Extrusions increased by $2.6 million primarily due to increase metal prices and the normal volatility associated with the timing of payments. DPO was approximately 47.8 days for the 12 months ended March 31, 2018 and 48.0 days for the 12 months ended December 31, 2017.

•	Accrued expenses decreased by $2.6 million (6.2%) from December 31, 2017 due to the payment of annual bonuses accrued as of December 31, 2017.
Cash provided by operating activities was $15.0 million in the first three months of 2018 compared with $3.6 million in the first three months of 2017. The increase is due primarily to higher operating profit before depreciation and amortization from ongoing operations ($8.6 million) and income tax refunds ($6.7 million).

Cash used in investing activities was $0.8 million in the first three months of 2018 compared with $99.7 million in the first three months of 2017. Cash used in investing activities primarily represents the acquisition of Futura in 2017 for $87.1 million and capital expenditures, which were $5.1 million and $12.7 million in the first three months of 2018 and 2017, respectively. Additionally, in the first quarter of 2018, the Company received $5 million from escrowed funds related to an earnout from the acquisition of Futura, of which $4.3 million was classified in cash flows for investing activities.
Cash provided by financing activities was $14.9 million in the first three months of 2018 primarily related to net repayments of the Credit Agreement of $11 million and the payment of regular quarterly dividends of $3.6 million (11 cents per share). Cash used in financing activities was $95.1 million in the first three months of 2017 and was primarily related to net borrowings under the Credit Agreement to fund the acquisition of Futura for $87.1 million and the payment of regular quarterly dividends of $3.6 million (11 cents per share).
Further information on cash flows for the three months ended March 31, 2018 and 2017 is provided in the consolidated statements of cash flows.
On March 1, 2016, the Company executed its five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“Credit Agreement”). Net capitalization and indebtedness as defined under the Credit Agreement as of March 31, 2018 were as follows:

Net Capitalization and Indebtedness as of March 31, 2018
(In thousands)
Net capitalization:
Cash and cash equivalents	$36,135
Debt:
Credit Agreement	141,000
Debt, net of cash and cash equivalents	104,865
Shareholders’ equity	362,899
Net capitalization	$467,764
Indebtedness as defined in Credit Agreement:
Total debt	$141,000
Face value of letters of credit	2,685
Other	365
Indebtedness	$144,050
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
At March 31, 2018, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the Credit Agreement, borrowings are permitted up to $400 million, and approximately $259 million was available to borrow at March 31, 2018 based upon the most restrictive covenants within the Credit Agreement.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended March 31, 2018 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement for the twelve months ended March 31, 2018:
Net income (loss)	$52,713
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	6,634
Depreciation and amortization expense for continuing operations	39,834
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,527)	110,072
Charges related to stock option grants and awards accounted for under the fair value-based method	347
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(50,294)
Interest income	(191)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(7,867)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(38,700)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in the Credit Agreement	112,548
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(39,834)
Adjusted EBIT as defined in the Credit Agreement	$72,714
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at March 31, 2018:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.28x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.96x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$149,405
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50

As of March 31, 2018, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At March 31, 2018, the Company had cash and cash equivalents of $36.1 million, including funds held in locations outside the U.S. of $33.0 million. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Tredegar has exposure to the volatility of interest rates, polyethylene and polypropylene resin prices, Terephthalic Acid (“PTA”) and Monoethylene Glycol (“MEG”) prices, aluminum ingot and scrap prices, energy prices, foreign currencies and emerging markets. See Liquidity and Capital Resources regarding interest rate exposures related to borrowings under the Credit Agreement.
Changes in polyethylene resin prices, and the timing of those changes, could have a significant impact on profit margins in PE Films. Changes in polyester resin, PTA and MEG prices, and the timing of those changes, could have a significant impact on profit margins in Flexible Packaging Films. Profit margins in Aluminum Extrusions are sensitive to fluctuations in aluminum ingot and scrap prices as well as natural gas prices (natural gas is the principal energy source used to operate its casting furnaces). There is no assurance of the Company’s ability to pass through higher raw material and energy costs to its customers. For more information on significantly higher raw material costs in Aluminum Extrusions, see Aluminum Extrusions in Executive Summary.
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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see Executive Summary and Note 11 for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.

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
From time-to-time, Aluminum Extrusions hedges a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $0.1 million impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2018 and 2017 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2018		2017
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	6%	—%
Europe	1	8	1	8
Latin America	1	9	2	10
Asia	9	2	9	3
Total	16%	19%	18%	21%
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
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Terphane’s U.S. Dollar quoted or priced sales and underlying Brazilian Real (“R$”) quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$95 million (approximately $30 million annually in equivalent U.S. Dollars or $2.5 million per month). On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Limitada”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars covering the period from October 2017 through December 2018. These agreements hedge half of the Company’s exposure at monthly average forward rates ranging on an approximately linear increasing basis from R$3.164 for each U.S. Dollar in October 2017 to R$3.3148 in December 2018. For example, if in December 2018 the actual average rate was R$3.000 for each U.S. Dollar, then Terphane Limitada would have a settlement gain on its forward contract of R$393,500, which would help offset the estimated translation loss on the net mismatch exposure of R$787,000 for December 2018. The opposite would occur if the actual average rate were greater than the forward rate. On January 29, 2018, Terphane Limitada entered into an additional 6 monthly foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars covering the period from January 2019 through June 2019. These agreements hedge one quarter of the Company’s exposure at monthly average forward rates ranging on an approximately linear increasing basis from R$3.2678 for each U.S. Dollar in January 2019 to R$3.3229 in June 2019. These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Limitada's forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at March 31, 2018 was $15.0 million (R$48.5 million). The net fair value of the 15 open forward contracts was a negative $0.3 million as of March 31, 2018.

    Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on operating profit from ongoing operations in PE Films of $0.3 million in the first quarter of 2018 compared with the first quarter of 2017.
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

Changes in Internal Control Over Financial Reporting

As part of its post-closing integration activities for the Futura acquisition, the Company is engaged in assessing, refining and harmonizing the internal controls and processes of the acquired business with those of the Company. This customary integration-related process has resulted in a change in the Company’s internal control over financial reporting during the first quarter of fiscal 2018 that could materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Risk Factors.

As disclosed in “Item 1A. Risk Factors” in our 2017 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our other risk factors since the filing of our 2017 Form 10-K.

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

Tredegar Corporation
(Registrant)

Date:	May 1, 2018	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2018	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2018	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)