Form 10-Q
period 2018-06-30
TREDEGAR CORP
filed 2018-08-01
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of shares of Common Stock, no par value, outstanding as of July 26, 2018: 33,192,177

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$62,321	$36,491
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,026 in 2018 and $3,304 in 2017	128,301	120,135
Income taxes recoverable	5,572	32,080
Inventories	84,890	86,907
Prepaid expenses and other	8,776	8,224
Total current assets	289,860	283,837
Property, plant and equipment, at cost	772,222	770,892
Less accumulated depreciation	(554,926)	(547,801)
Net property, plant and equipment	217,296	223,091
Investment in kaléo (cost basis of $7,500)	68,000	54,000
Identifiable intangible assets, net	38,225	40,552
Goodwill	128,205	128,208
Deferred income taxes	3,946	16,636
Other assets	8,957	9,419
Total assets	$754,489	$755,743
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$121,266	$108,391
Accrued expenses	40,192	42,433
Total current liabilities	161,458	150,824
Long-term debt	123,000	152,000
Pension and other postretirement benefit obligations, net	94,335	98,837
Deferred income taxes	—	2,123
Other noncurrent liabilities	8,287	8,179
Total liabilities	387,080	411,963
Commitments and contingencies (Notes 1 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,189,073 shares at June 30, 2018 and 33,017,422 shares at December 31, 2017)	37,654	34,747
Common stock held in trust for savings restoration plan (72,170 shares at June 30, 2018 and 71,309 shares at December 31, 2017)	(1,544)	(1,528)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(95,083)	(86,178)
Gain on derivative financial instruments	(731)	459
Pension and other post-retirement benefit adjustments	(85,727)	(90,950)
Retained earnings	512,840	487,230
Total shareholders’ equity	367,409	343,780
Total liabilities and shareholders’ equity	$754,489	$755,743
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues and other items:
Sales	$263,759	$247,347	$522,470	$468,372
Other income (expense), net	5,857	34,735	14,089	38,022
	269,616	282,082	536,559	506,394
Costs and expenses:
Cost of goods sold	210,667	195,286	413,856	375,047
Freight	8,440	7,912	17,229	16,218
Selling, general and administrative	20,946	21,184	42,775	41,133
Research and development	4,646	5,014	8,957	9,572
Amortization of identifiable intangibles	1,025	1,652	2,054	2,893
Pension and postretirement benefits	2,578	2,632	5,156	5,264
Interest expense	1,577	1,642	3,221	2,822
Asset impairments and costs associated with exit and disposal activities, net of adjustments	468	(271)	590	293
Total	250,347	235,051	493,838	453,242
Income before income taxes	19,269	47,031	42,721	53,152
Income taxes	4,547	2,827	9,834	5,246
Net income	$14,722	$44,204	$32,887	$47,906

Earnings per share:
Basic	$0.45	$1.34	$1.00	$1.45
Diluted	$0.44	$1.34	$1.00	$1.45
Shares used to compute earnings per share:
Basic	33,074	32,961	33,028	32,941
Diluted	33,108	33,051	33,048	32,999
Dividends per share	$0.11	$0.11	$0.22	$0.22
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net income	$14,722	$44,204
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0 in 2018 and tax of $173 in 2017)	(10,811)	(1,958)
Derivative financial instruments adjustment (net of tax of $164 in 2018 and tax benefit of $248 in 2017)	(905)	(412)
Amortization of prior service costs and net gains or losses (net of tax of $761 in 2018 and tax of $1,111 in 2017)	2,611	1,950
Other comprehensive income (loss)	(9,105)	(420)
Comprehensive income (loss)	$5,617	$43,784

	Six Months Ended June 30,
	2018	2017
Net income	$32,887	$47,906
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax of $0 in 2018 and tax of $230 in 2017)	(8,905)	2,674
Derivative financial instruments adjustment (net of tax of $20 in 2018 and tax benefit of $24 in 2017)	(1,190)	(38)
Amortization of prior service costs and net gains or losses (net of tax of $1,523 in 2018 and tax of $2,222 in 2017)	5,223	3,900
Other comprehensive income (loss)	(4,872)	6,536
Comprehensive income (loss)	$28,015	$54,442
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$32,887	$47,906
Adjustments for noncash items:
Depreciation	14,688	15,993
Amortization of identifiable intangibles	2,054	2,893
Deferred income taxes	8,996	2,000
Accrued pension and post-retirement benefits	5,156	5,264
(Gain)/loss on investment in kaléo accounted for under the fair value method	(14,000)	(24,800)
(Gain)/loss on asset impairments and divestitures	—	50
Net (gain)/loss on disposal of assets	(109)	307
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(15,205)	(20,197)
Inventories	(810)	(7,261)
Income taxes recoverable/payable	26,277	(6,120)
Prepaid expenses and other	(2,057)	735
Accounts payable and accrued expenses	13,879	6,178
Pension and postretirement benefit plan contributions	(2,912)	(2,106)
Other, net	2,926	1,126
Net cash provided by operating activities	71,770	21,968
Cash flows from investing activities:
Capital expenditures	(14,528)	(26,692)
Acquisition	—	(87,110)
Return of escrowed funds relating to acquisition earn-out	4,250	—
Proceeds from the sale of assets and other	1,095	95
Net cash used in investing activities	(9,183)	(113,707)
Cash flows from financing activities:
Borrowings	28,000	148,750
Debt principal payments	(57,000)	(56,500)
Dividends paid	(7,293)	(7,268)
Proceeds from exercise of stock options and other	926	695
Net cash provided by (used in) financing activities	(35,367)	85,677
Effect of exchange rate changes on cash	(1,390)	577
Increase (decrease) in cash and cash equivalents	25,830	(5,485)
Cash and cash equivalents at beginning of period	36,491	29,511
Cash and cash equivalents at end of period	$62,321	$24,026
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2018	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
Net income	—	32,887	—	—	—	—	32,887
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(8,905)	—	—	(8,905)
Derivative financial instruments adjustment (net of tax of $20)	—	—	—	—	(1,190)	—	(1,190)
Amortization of prior service costs and net gains or losses (net of tax of $1,523)	—	—	—	—	—	5,223	5,223
Cash dividends declared ($0.22 per share)	—	(7,293)	—	—	—	—	(7,293)
Stock-based compensation expense	1,981	—	—	—	—	—	1,981
Issued upon exercise of stock options & other	926	—	—	—	—	—	926
Tredegar common stock purchased by trust for savings restoration plan	—	16	(16)	—	—	—	—
Balance at June 30, 2018	$37,654	$512,840	$(1,544)	$(95,083)	$(731)	$(85,727)	$367,409
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2018, the consolidated results of operations for the three and six months ended June 30, 2018 and 2017, the consolidated cash flows for the six months ended June 30, 2018 and 2017, and the consolidated changes in shareholders’ equity for the six months ended June 30, 2018. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.

The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2018 and 2017 for this segment references 13-week periods ended June 24, 2018 and June 25, 2017, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2017 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2017 Form 10-K. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation (see Note 14 for additional detail).
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
As of June 30, 2018 and December 31, 2017, Accounts receivable and other receivables, net, were $128.3 million and $120.1 million, respectively, made up of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Customer receivables	$126,598	$113,556
Other accounts and notes receivable	4,729	9,883
Total accounts and other receivables	131,327	123,439
Less: Allowance for bad debts and sales returns	(3,026)	(3,304)
Total accounts and other receivables, net	$128,301	$120,135

For the three and six months ended June 30, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of June 30, 2018. Payment terms start from the date of satisfaction of the performance obligation and vary from COD (cash on delivery) to 120 days. The Company’s contracts generally include one performance obligation, which is satisfied at a point in time.
For the three months and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, changes in transaction price), was not material.
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

Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2018 include:

•
Pretax charges of $0.6 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films (included in “Cost of goods sold” in the consolidated statements of income); and

•
Pretax charges of $0.7 million associated with the shutdown of PE Films’ manufacturing facility in Shanghai, China, which consists of severance and other employee-related accrued costs of $0.4 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.2 million.

Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2018 include:

•
Pretax charges of $1.5 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.3 million for professional fees associated with the Terphane Limitada worthless stock deduction, the impairment of assets of Flexible Packaging Films and determining the effect of the new U.S.

federal income tax law (included in “Selling, general and administrative expenses” in the consolidated statements of income); and

•
Pretax charges of $0.7 million associated with the shutdown of PE Films’ manufacturing facility in Shanghai, China, which consists of severance and other employee-related accrued costs of $0.4 million, accelerated depreciation of $0.1 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.2 million.

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
Results in the second quarter and first six months of 2018 include unrealized gains of $5.8 million ($4.5 million after taxes) and $14.0 million ($10.9 million after taxes), respectively, compared to unrealized gains of $21.5 million ($15.7 million after taxes) and $24.8 million ($18.2 million after taxes) in the second quarter and first six months of 2017, respectively, on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method (included in “Other income (expense), net” in the consolidated statements of income). An unrealized loss on the Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.1 million was recognized in the second quarter and first six months of 2018 (included in “Other income (expense), net” in the consolidated statements of income) (none in 2017). See Note 7 for additional information on investments.
In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produces plastic films used as components for personal care products (“Shanghai transition”).  Production is expected to cease at this plant by the end of 2018.  The Company expects to recognize costs associated with exit and disposal activities of $7.1 million comprised of: (i) retention, severance and related costs ($3.6 million), (ii) customer-related costs ($1.1 million), and (iii) legal, asset disposal and other cash costs ($2.4 million).  In addition, the Company expects non-cash asset write-offs and accelerated depreciation of $0.9 million.  Net annual cash savings from consolidating operations is expected of $1.7 million.  Proceeds from expected property disposals are uncertain. The Company anticipates that these activities, including property disposals, will require 12-18 months to execute, and the costs are expected to be incurred during this period.
Total expenses associated with the Shanghai transition were $0.7 million in the second quarter of 2018 ($0.6 million included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” and $0.1 million included in “Cost of goods sold” in the consolidated statements of income). Cash expenditures were $0.1 million in the second quarter of 2018.

A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the six months ended June 30, 2018 is as follows:

(In thousands)	Severance (a)	Asset Impairments	Other (b)	Total
Balance at January 1, 2018	$627	$—	$476	$1,103
Changes in 2018:
Charges	685	—	22	707
Cash spent	(846)	—	(268)	(1,114)
Charges against assets	—	117	—	117
Reversed to income		(117)		(117)
Balance at June 30, 2018	$466	$—	$230	$696
(a) Severance cash spent includes severance payments associated with the consolidation of North American PE Films manufacturing facilities.
(b) Other primarily includes other restructuring costs associated with Aluminum Extrusions.

4.	The components of inventories are as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Finished goods	$23,986	$20,281
Work-in-process	12,420	11,958
Raw materials	29,591	35,909
Stores, supplies and other	18,893	18,759
Total	$84,890	$86,907

5.
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Weighted average shares outstanding used to compute basic earnings per share	33,074	32,961	33,028	32,941
Incremental dilutive shares attributable to stock options and restricted stock	34	90	20	58
Shares used to compute diluted earnings per share	33,108	33,051	33,048	32,999
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three and six months ended June 30, 2018, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 215,903 and 264,868, respectively. For the three and six months ended June 30, 2017, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 416,941 and 340,268, respectively.

6.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2018:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2018	$(86,178)	$459	$(90,950)	$(176,669)
Other comprehensive income (loss) before reclassifications	(8,905)	(829)	—	(9,734)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(361)	5,223	4,862
Net other comprehensive income (loss) - current period	(8,905)	(1,190)	5,223	(4,872)
Ending balance, June 30, 2018	$(95,083)	$(731)	$(85,727)	$(181,541)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2017:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2017	$(93,970)	$863	$(90,127)	$(183,234)
Other comprehensive income (loss) before reclassifications	2,674	335	—	3,009
Amounts reclassified from accumulated other comprehensive income (loss)	—	(373)	3,900	3,527
Net other comprehensive income (loss) - current period	2,674	(38)	3,900	6,536
Ending balance, June 30, 2017	$(91,296)	$825	$(86,227)	$(176,698)
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2018 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$712	Cost of sales
Foreign currency forward contracts, before taxes	(378)	Selling, general & administrative
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	350
Income tax expense (benefit)	142	Income taxes
Total, net of tax	$208
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,372)	(a)
Income tax expense (benefit)	(761)	Income taxes
Total, net of tax	$(2,611)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2018 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$944	Cost of sales
Foreign currency forward contracts, before taxes	(419)	Selling, general & administrative
Foreign currency forward contracts, before taxes	31	Cost of sales
Total, before taxes	556
Income tax expense (benefit)	195	Income taxes
Total, net of tax	$361
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(6,746)	(a)
Income tax expense (benefit)	(1,523)	Income taxes
Total, net of tax	$(5,223)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2017 are summarized as follows:

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

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2017 are summarized as follows:

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

At June 30, 2018, the estimated fair value of the Company’s investment was $68.0 million, up from $62.2 million and $54.0 million as of March 31, 2018 and December 31, 2017, respectively.
The change in the estimated fair value of the Company’s holding in kaléo since the end of 2017 primarily relates to the difference from discounting between the present value of projected cash flows at June 30, 2018 versus December 31, 2017 (i.e., the time value of money), changes in cash flow projections for various scenarios and the assessment of the risk-adjusted discount rate appropriate for the various scenarios. Kaléo’s stock is not publicly traded. The valuation estimate in this situation is based on projection assumptions or Level 3 inputs that have a wide range of possible outcomes.
There are numerous assumptions and Level 3 inputs that, if changed, impact the projection of kaléo’s future cash flows, and the probability of actually achieving those cash flows. For example, there are various regulatory and legal enforcement efforts related to the markets for kaléo’s products, which could affect kaléo’s efforts to market those products. Moreover, many of the assumptions and inputs are interrelated, including key assumptions for kaléo’s projected market share, pricing and net margins after chargebacks, discounts, rebates, copays and returns. Accordingly, determining the sensitivity of changes in estimated fair value to the change in one assumption is not practical.
Ultimately, the true value of the Company’s ownership interest in kaléo will be determined if and when a liquidity event occurs, and the ultimate value could be materially different from the $68.0 million estimated fair value reflected in the Company’s financial statements at June 30, 2018.
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
The Company’s investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $1.6 million and $1.7 million at June 30, 2018 and December 31, 2017, respectively. The carrying value at June 30, 2018 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. Based on an observable price change, the Company recorded an unrealized loss of $0.1 million in the second quarter and first six months of 2018 (none in 2017). No withdrawal proceeds were received in the first six months of 2017 or 2018. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of June 30, 2018.
The Company has determined that there is no readily determinable fair value for the Harbinger Fund and has elected to record its investment in the Harbinger Fund at cost, less impairment, adjusted for observable price changes. Gains on the Company’s investment in the Harbinger Fund will be recognized when there are positive observable price changes, including when the amounts expected to be collected from any withdrawal from the investment are known, which will likely be when cash in excess of the remaining carrying value is received. Losses will be recognized when management believes through observable methods that it is probable that future withdrawal proceeds will not exceed the remaining carrying value.

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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $18.6 million (17.6 million pounds of aluminum) at June 30, 2018 and $8.2 million (8.0 million pounds of aluminum) at December 31, 2017.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued Expenses	$999	Prepaid expenses and other	$578
Liability derivatives: Aluminum futures contracts	Accrued Expenses	(316)	Prepaid expenses and other	$(16)
Net asset (liability)		$683		$562
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Accrued Expenses	$—	Accrued Expenses	$—
Liability derivatives: Foreign currency forward contracts	Accrued Expenses	(1,948)	Accrued Expenses	(558)
Net asset (liability)		$(1,948)		$(558)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real (“R$”) and sell U.S. Dollars covering the period from October 2017 through December 2018. On January 29, 2018, Terphane Ltda. entered into an additional 6 monthly foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars covering the period from January 2019 through June 2019. All of these foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.'s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at June 30, 2018 was $11.3 million (R$35.9 million at foreign exchange average forward contract rates).
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

The pretax effect on net income and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2018 and 2017 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2018	2017	2018	2018	2017
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$1,457	$(322)	$—	$(1,849)	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$712	$321	$16	$(378)	$16
	Six Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2018	2017	2018	2018	2017
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$1,065	$524	$—	$(1,679)	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$944	$554	$31	$(419)	$31
As of June 30, 2018, the Company expects $0.7 million of unrealized after-tax gains on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2018 and 2017, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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

The components of net periodic benefit cost for the pension and other post-retirement benefit programs reflected in the consolidated statements of income are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Service cost	$5	$58	$10	$9
Interest cost	2,882	3,164	69	77
Expected return on plan assets	(3,761)	(3,737)	—	—
Amortization of prior service costs, gains or losses and net transition asset	3,428	3,122	(54)	(62)
Net periodic benefit cost	$2,554	$2,607	$25	$24
	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$10	$116	$20	$18
Interest cost	5,764	6,328	138	153
Expected return on plan assets	(7,522)	(7,473)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	6,856	6,245	(108)	(123)
Net periodic benefit cost	$5,108	$5,216	$50	$48
Pension and other post-retirement liabilities were $94.9 million and $99.5 million at June 30, 2018 and December 31, 2017, respectively ($0.6 million included in “Accrued expenses” at June 30, 2018 and December 31, 2017, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s required contributions are expected to be approximately $8.4 million in 2018. Contributions to the pension plan during the first six months of 2018 were $2.9 million. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis, which the Company anticipates will be consistent with amounts paid for the year ended December 31, 2017, or $0.3 million.

10.	Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Gain (loss) on investment in kaléo accounted for under fair value method	$5,800	$21,500	$14,000	$24,800
Gain associated with the settlement of an escrow agreement	—	11,856	—	11,856
Other	57	1,379	89	1,366
Total	$5,857	$34,735	$14,089	$38,022
See Note 7 for more details on the gains on the investment in kaléo.

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

The following table presents net sales and operating profit by segment for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net Sales
PE Films	$82,457	$89,639	$175,707	$176,050
Flexible Packaging Films	28,304	26,588	56,741	53,297
Aluminum Extrusions	144,558	123,208	272,793	222,807
Total net sales	255,319	239,435	505,241	452,154
Add back freight	8,440	7,912	17,229	16,218
Sales as shown in the Consolidated Statements of Income	$263,759	$247,347	$522,470	$468,372
Operating Profit (Loss)
PE Films:
Ongoing operations	$8,678	$10,682	$22,712	$19,713
Plant shutdowns, asset impairments, restructurings and other	(1,135)	(904)	(2,187)	(2,972)
Flexible Packaging Films:
Ongoing operations	1,294	(319)	3,008	(2,317)
Plant shutdowns, asset impairments, restructurings and other	—	11,856	—	11,856
Aluminum Extrusions:
Ongoing operations	13,156	11,772	23,355	21,601
Plant shutdowns, asset impairments, restructurings and other	(46)	1,571	(99)	(2,769)
Total	21,947	34,658	46,789	45,112
Interest income	228	55	284	129
Interest expense	1,577	1,642	3,221	2,822
Gain (loss) on investment in kaléo accounted for under fair value method	5,800	21,500	14,000	24,800
Stock option-based compensation costs	305	38	391	41
Corporate expenses, net	6,824	7,502	14,740	14,026
Income before income taxes	19,269	47,031	42,721	53,152
Income taxes	4,547	2,827	9,834	5,246
Net income	$14,722	$44,204	$32,887	$47,906
The following table presents identifiable assets by segment at June 30, 2018 and December 31, 2017:

(In thousands)	June 30, 2018	December 31, 2017
PE Films	$283,536	$289,514
Flexible Packaging Films	48,845	49,915
Aluminum Extrusions	274,577	268,127
Subtotal	606,958	607,556
General corporate	85,210	111,696
Cash and cash equivalents	62,321	36,491
Total	$754,489	$755,743

The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2018 and 2017:

Net Sales by Geographic Area (b)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017(c)
United States	$171,185	$154,710	$330,747	$284,611
Exports from the United States to:
Asia	18,884	21,165	42,476	39,887
Canada	14,239	11,510	27,537	24,602
Europe	1,697	2,275	3,519	4,633
Latin America	3,654	3,991	6,706	7,721
Operations outside the United States:
Brazil	23,659	21,294	46,811	42,653
The Netherlands	11,394	12,927	23,322	25,687
Hungary	8,519	6,138	17,337	11,329
China	1,692	2,710	3,966	6,115
India	396	2,715	2,820	4,916
Total (a)	$255,319	$239,435	$505,241	$452,154

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017(c)
PE Films:
Personal care materials	55,985	62,790	117,629	124,088
Surface protection films	24,918	24,996	54,733	48,437
LED lighting products & other films	1,555	1,853	3,345	3,526
Subtotal	82,458	89,639	175,707	176,051
Flexible Packaging Films	28,304	26,588	56,741	53,297
Aluminum Extrusions:
Nonresidential building & construction	72,442	61,173	137,629	114,347
Consumer durables	17,161	14,024	32,309	25,766
Distribution	12,031	9,408	22,961	15,842
Automotive	11,157	10,112	20,787	20,265
Residential building & construction	12,343	13,068	21,813	19,528
Machinery & equipment	9,867	8,606	19,144	15,545
Electrical	9,556	6,817	18,150	11,513
Subtotal	144,557	123,208	272,793	222,806
Total	255,319	239,435	505,241	452,154
See a reconciliation of net sales to sales as shown in the Condensed Consolidated Statements of Income on the previous page.

(a)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $8.4 million and $17.2 million in the three months and six months ended June 30, 2018 and $7.9 million and $16.2 million in the three months and six months ended June 30, 2017, respectively.

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
While item (ii) above has not been completed, the Company has not accrued any deemed repatriation taxes on unrepatriated earnings of its foreign subsidiaries, since its preliminary assessments indicates that such foreign subsidiaries have no net cumulative unremitted earnings due to historical repatriation. There has been no change to this estimate in the first six months of 2018. The remaining TCJA summary items (i and iii through vi above) have been reflected in the Company’s 2018 effective tax rate based on the Company’s best estimates as indicated in the rate reconciliation table.
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

Tredegar recorded tax expense of $9.8 million on pretax net income of $42.7 million in the first six months of 2018. Therefore, the effective tax rate in the first six months of 2018 was 23.0%, compared to 9.9% in the first six months of 2017. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the six months ended June 30, 2018 and 2017 are as follows:

(In thousands, except percentages)	2018		2017
Six Months Ended June 30,	Amount	%	Amount	%
Income tax expense at federal statutory rate	$8,971	21.0	$18,603	35.0
U.S. Tax on Foreign Branch Income	736	1.7	—	—
Foreign rate differences	669	1.6	876	1.8
State taxes, net of federal income tax benefit	537	1.2	615	1.2
Stock-based compensation	176	0.4	182	0.3
Non-deductible expenses	123	0.3	229	0.4
Tax contingency accruals and tax settlements	100	0.2	118	0.2
Valuation allowance for capital loss carry-forwards	91	0.2	—	—
Changes in estimates related to prior year tax provision	(34)	(0.1)	132	0.2
Unremitted earnings from foreign operations	—	—	(113)	(0.2)
Domestic production activities deduction	—	—	(390)	(0.7)
Remitted earnings from foreign operations	—	—	(413)	(0.8)
Increase in value of kaleo investment held abroad	—	—	(2,326)	(4.4)
Settlement of Terphane acquisition escrow	—	—	(4,200)	(7.9)
Worthless stock deduction	—	—	(8,057)	(15.2)
Research and development tax credit	(188)	(0.4)	(285)	(0.5)
Foreign Derived Intangible Income (FDII)	(309)	(0.7)	—	—
Valuation allowance due to foreign losses and impairments	(383)	(0.9)	275	0.5
Foreign tax incentives	(655)	(1.5)	—	—
Effective income tax rate	$9,834	23.0	$5,246	9.9
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a commencement date of January 1, 2015. The benefit from the tax incentives was $0.7 million in the first six months of 2018 (none in 2017).
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2014.

13.
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane Ltda. to the U.S. since November 6, 2008 could be subject to duties associated with an antidumping duty order on imported PET films from Brazil.  The Company contested the applicability of these antidumping duties to the films exported by Terphane Ltda., and it filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the antidumping duty order.  On January 8, 2013, Commerce issued a scope ruling confirming that the films are not subject to the order, provided that Terphane Ltda. can establish to the satisfaction of U.S. Customs that the performance enhancing layer on those films is greater than 0.00001 inches thick.  The films at issue are manufactured to specifications that exceed that threshold.  On February 6, 2013, certain U.S. producers of PET film filed a summons with the U.S. Court of International Trade to appeal the scope ruling from Commerce.  In December 2014, the U.S. International Trade Commission voted to revoke the anti-dumping duty order on imported PET films from Brazil. The revocation, as a result of the vote by the U.S. International Trade Commission, was effective as of November 2013. On February 20, 2015, certain U.S. producers of PET films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission. The Court granted a motion by the plaintiffs to stay the appeal of the revocation decision pending the resolution of the scope appeal.  On June 8, 2017, the U.S. Court of International Trade remanded the scope determination to Commerce for re-consideration of certain scope issues. On October 20, 2017, Commerce filed its Remand Redetermination Results with the U.S. Court of International Trade, and again found that Terphane Ltda.’s films are outside of the scope of the antidumping duty order. Commerce’s decision will now be reviewed by the U.S. Court of International Trade. On June 19, 2018, the United States Court of International Trade sustained Commerce’s determination that Terphane Ltda.’s films are outside the scope of anti-dumping duty order.  The plaintiffs have until August 19, 2018 to appeal the court’s ruling.

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
In March 2017, the FASB issued final guidance on the presentation of net periodic pension and postretirement benefit cost (net benefit cost). Previously, net benefit cost was reported as an employee cost within operating income. This new guidance requires the bifurcation of net periodic pension and postretirement benefit costs. Service cost will be part of operating income (and is the only piece eligible to be capitalized). All other components will be shown outside of operations. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2017, and should be applied on a retrospective basis, except for the amendments related to capitalization of benefit cost, which should be applied on a prospective basis. The Company adopted this amended guidance in the first quarter of 2018 by separately presenting “Pension and postretirement benefits” expense in its consolidated statements of income.
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
Second-quarter 2018 net income was $14.7 million ($0.44 per share) compared with net income of $44.2 million ($1.34 per share) in the second quarter of 2017. Net income for the second quarter of 2018 included an unrealized after-tax gain on the Company’s investment in kaléo of $4.5 million ($0.14 per share), which is accounted for under the fair value method (see Note 7 for more details). Net income for the second quarter of 2017 included the following:

•	An unrealized after-tax gain on the Company’s investment in kaléo of $15.7 million ($0.47 per share);

•	An after-tax gain of $11.9 million ($0.36 per share) from the settlement of an escrow agreement related to the Terphane acquisition in 2011; and

•	An income tax benefit of $8.1 million ($0.25 per share) associated with the write-off of the stock basis of one of the Company’s U.S. subsidiaries.
Other losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 11 for a presentation of Tredegar’s net sales and operating profit by segment for the three and six months ended June 30, 2018 and 2017.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	June 30,			June 30,
	2018	2017		2018	2017
Sales volume (lbs)	30,099	34,166	(11.9)%	64,922	69,222	(6.2)%
Net sales	$82,457	$89,639	(8.0)%	$175,707	$176,050	(0.2)%
Operating profit from ongoing operations	$8,678	$10,682	(18.8)%	$22,712	$19,713	15.2%

Second-Quarter 2018 Results vs. Second-Quarter 2017 Results

Net sales (sales less freight) in the second quarter of 2018 decreased by $7.2 million versus 2017 primarily due to lower volume in Personal Care. The sales decline in Personal Care was primarily related to lower demand for topsheet from its largest customer and, due to timing, lower sales of elastic materials in the second quarter of 2018 versus 2017. The Company believes it is making inroads with customers for new elastic products in Europe. In addition, the company is spending $25 million at its plant in Terre Haute, Indiana to expand elastics capacity to serve customers in North America, which is expected to begin production in the middle of 2019.

Sales volume in the second quarter of 2018 in Surface Protection was comparable to the prior year with strong demand for components of flat panel displays continuing through the first half of 2018. Looking forward, there are indications that sales volume in Surface Protection during the third quarter of 2018 may decline sequentially and when compared to last year due to a combination of factors. These factors include a possible inventory build-up by customers during the first half of 2018 and partial customer product transitions, which have already begun, to alternative processes or materials as further discussed in the last two paragraphs of this section.

Operating profit from ongoing operations in the second quarter of 2018 decreased by $2.0 million versus the second quarter of 2017 primarily due to:

•
Lower contribution to profits from personal care films, primarily due to lower volume as noted above ($2.0 million) and higher variable costs due to timing of resin pass-through ($0.3 million), partially offset by improved pricing on certain products ($0.6 million), net favorable impact from the change in U.S. Dollar value of currencies for operations outside of the U.S. ($0.6 million) and lower sales, general and administrative costs ($0.5 million);

•
Lower contribution to profits from surface protection films, primarily due to a sales return reserve for a quality claim ($1.5 million), manufacturing inefficiencies ($0.8 million) and inventory adjustments ($0.3 million), partially offset by improved mix ($0.9 million);

•	Additional costs of $0.5 million associated with business development activities related to optical films; and

•	Realized cost savings associated with the previously announced project to consolidate domestic manufacturing facilities in PE Films ($0.8 million).
In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produces topsheet films used as components for personal care products.  Production is expected to cease at this plant by the end of 2018.  The Company expects to recognize costs associated with exit and disposal activities of $7.1 million comprised of: (i) retention, severance and related costs ($3.6 million), (ii) customer-related costs ($1.1 million), and (iii) legal, asset disposal and other cash costs ($2.4 million).  In addition, the Company expects non-cash asset write-offs and accelerated depreciation of $0.9 million.  Net annual cash savings from consolidating operations of $1.7 million is expected.  Proceeds from expected property disposals are uncertain. The Company anticipates that these activities, including property disposals, will require 12-18 months to execute, and the costs are expected to be incurred during this period. See additional information on current year-to-date costs in Note 3 in the Notes to Financial Statements.
The Company continues to anticipate a significant customer product transition in the Personal Care component of PE Films. The Company now expects that customer product transition to begin in the fourth quarter of 2018. The Company currently estimates that, when fully implemented, this will adversely impact the annual sales of the business unit by $70 million and will materially impact profits. Ongoing discussions with this customer will determine the full implementation schedule. The loss of this business without replacement with new business could trigger an impairment of Personal Care’s long-lived assets and goodwill. As of June 30, 2018, the goodwill balance carried by Personal Care was $47 million. Personal Care has been increasing its R&D spending (an increase of $5 million in 2017 versus 2014), is investing capital, and is accelerating sales and marketing efforts to capture growth and diversify its customer base and product offerings in personal care products. The overall timing and net change in Personal Care’s revenues and profits and capital expenditures needed to support these efforts during this transition period are uncertain at this time.
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
The Company previously reported the risk over the next few years that a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. The Company estimates that the customer product transitions will be fully implemented by the fourth quarter of 2019. When fully implemented, the Company estimates that the annualized adverse impact on future ongoing operating profit from this customer shift will be approximately $10 million. The Company is aggressively pursuing new surface protection products, applications and customers.
Year-To-Date 2018 Results vs. Year-To-Date 2017 Results
Net sales (sales less freight) in the first six months of 2018 decreased by $0.3 million versus 2017 primarily due to lower topsheet and elastics volume in Personal Care, partially offset by an increase in Surface Protection volume. The factors impacting sales for PE Films during the first half of 2018 versus last year are similar to the factors described above in the quarterly comparison.
Operating profit from ongoing operations in the first six months of 2018 increased by $3.0 million versus the first six months of 2017 primarily due to:

•
Higher contribution to profits from surface protection films, primarily due to higher volume and improved mix ($3.8 million), partially offset by a sales return reserve for a quality claim ($1.5 million);

•
Lower contribution to profits from personal care films, primarily due to lower volume in topsheet, elastics and other products ($3.4 million), partially offset by improved pricing on certain products ($1.3 million), net favorable impact from the change in U.S. Dollar value of currencies for operations outside of the U.S. ($0.9 million) and lower sales, general and administrative costs ($0.5 million);

•	Additional costs of $0.5 million associated with business development activities related to optical films; and

•	Realized cost savings associated with the previously announced project to consolidate domestic manufacturing facilities in PE Films ($1.8 million).
Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $7.4 million in the first six months of 2018 compared to $7.8 million in the first six months of 2017. Capital expenditures are projected to be $32 million in 2018, including: $15 million of a total $25 million expected for North American capacity expansion for elastics products in Personal Care; new capacity for next generation products in Surface Protection ($6 million); and approximately $10 million for routine capital expenditures required to support operations. Depreciation expense was $7.6 million in the first six months of 2018 and $6.9 million in the first six months of 2017. Depreciation expense is projected to be $16 million in 2018.
Flexible Packaging Films
A summary of operating results from ongoing operations for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	June 30,			June 30,
	2018	2017		2018	2017
Sales volume (lbs)	23,701	21,966	7.9%	47,018	44,028	6.8%
Net sales	$28,304	$26,588	6.5%	$56,741	$53,297	6.5%
Operating profit (loss) from ongoing operations	$1,294	$(319)	NA	$3,008	$(2,317)	NA
Second-Quarter 2018 Results vs. Second-Quarter 2017 Results
Net sales and volume increased in the second quarter of 2018 compared with the second quarter of 2017 due to higher demand. Terphane was operating at full capacity utilization during the second quarter. To increase capacity, Terphane is spending approximately $1.8 million (including capital expenditures of $1 million and project expenses of $0.8 million) on a previously idled production line which was restarted in mid-June. Also during the second quarter, a nationwide trucking strike caused a disruption of shipments, lowering sales volume by approximately 0.9 million pounds.
Terphane’s operating results from ongoing operations in the second quarter of 2018 increased by $1.6 million versus the second quarter of 2017 primarily due to:

•	Significantly lower depreciation and amortization of $2.2 million resulting from the $101 million non-cash asset impairment loss recognized in the fourth quarter of 2017;

•
A benefit of $0.6 million primarily from higher volume and favorable foreign currency translation of Real-denominated operating costs, partially offset by a $0.4 million loss on foreign currency forward contracts that partially hedged Real-denominated operating costs;

•	One-time costs of $0.4 million related to the restarting of the idled production line referenced above; and

•	Net foreign currency transaction losses of $0.5 million (losses of $0.3 million in 2018 versus gains of $0.2 million in 2017).
Terphane’s quarterly financial results have been volatile, and the Company expects continued uncertainty and volatility until industry capacity utilization and the competitive dynamics in Latin America improve.
Year-To-Date 2018 Results vs. Year-To-Date 2017 Results
Net sales and volume increased in the first six months of 2018 compared with the first six months of 2017 due to higher demand.

Terphane’s operating results from ongoing operations in the first six months of 2018 increased by $5.3 million versus the first six months of 2017 primarily due to:

•	Significantly lower depreciation and amortization of $4.5 million resulting from the $101 million non-cash asset impairment loss recognized in the fourth quarter of 2017;

•
A benefit of $1.9 million primarily from higher volume and favorable foreign currency translation of Real-denominated operating costs, partially offset by a $0.4 million loss on foreign currency forward contracts that partially hedged Real-denominated operating costs;

•	One-time costs of $0.5 million related to the restarting of the idled production line referenced above; and

•	Net foreign currency transaction losses of $0.3 million (losses of $0.4 million in 2018 versus $0.1 million in 2017).
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $1.4 million in the first six months of 2018 compared to $1.2 million in the first six months of 2017. Terphane currently estimates that total capital expenditures in 2018 will be $5 million, including approximately $1 million to re-start the idled production line referenced above and $4 million for routine capital expenditures required to support operations. Depreciation expense was $0.4 million in the first six months of 2018 and $3.7 million in the first six months of 2017. Depreciation expense is projected to be $1.0 million in 2018. Amortization expense was $0.2 million in the first six months of 2018 and $1.5 million in the first six months of 2017, and is projected to be $0.5 million in 2018. Aggregate depreciation and amortization expense is projected at $1.5 million in 2018, down significantly from $10.5 million in 2017 due to the write-down of Terphane’s long-lived assets during the fourth quarter of 2017.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	June 30,			June 30,
	2018	2017		2018	2017
Sales volume (lbs) *	55,057	51,976	5.9%	91,174	87,357	4.4%
Net sales	$144,558	$123,208	17.3%	$272,793	$222,807	22.4%
Operating profit from ongoing operations	$13,156	$11,772	11.8%	$23,355	$21,601	8.1%
* Sales volume for the six months ended June 30, 2018 and 2017 excludes sales volume associated with Futura Industries Corporation (“Futura”), acquired on February 15, 2017.
Second-Quarter 2018 Results vs. Second-Quarter 2017 Results
Net sales in the second quarter of 2018 increased versus 2017 primarily due to higher sales volume and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs.
Sales volume in the second quarter of 2018 increased by 5.9% versus 2017 due to higher volume in the nonresidential building and construction and specialty markets. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $14.4 million, and higher volume improved net sales by $6.9 million. Bookings and backlog remain strong.
Operating profit from ongoing operations in the second quarter of 2018 increased by $1.4 million in comparison to the second quarter of 2017, primarily due to higher volume and inflation-related sales prices ($2.4 million), partially offset by increased operating costs, including employee-related expenses and higher depreciation ($1.0 million). Bonnell Aluminum’s Niles, Michigan facility continued to experience inefficiencies. Without these inefficiencies, the Company estimates that operating profit from ongoing operations in the second quarter of 2018 would have been higher by $1 million.

On March 8, 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries, including countries from which Bonnell Aluminum has historically sourced aluminum supplies. On April 6, 2018, the U.S. announced sanctions on certain Russian individuals and on companies controlled by those individuals, including United Company RUSAL Plc, Russia’s largest aluminum producer and a substantial supplier of primary aluminum to the U.S. market.  Collectively, these events have resulted in a significant increase in the cost of aluminum ingot used by Bonnell Aluminum to make its products.  The average U.S. Midwest Transaction price, the benchmark price for P1020 high-grade aluminum ingot delivered, averaged $1.24 per pound in the second quarter of 2018, up $0.28 from $0.96 per pound in the first quarter of 2017.  This price has exceeded $1.35 per pound on certain days in the second quarter of 2018.  In 2017, aluminum raw materials comprised 43% of Bonnell Aluminum’s average selling price when the U.S. Midwest Transaction price averaged $0.98 per pound.  For the vast majority of its business, Bonnell Aluminum expects to be able to pass through higher aluminum costs to customers.  However, sustained higher costs for aluminum extrusions could result in reduced demand and product substitutions in place of aluminum extrusions, which could materially and negatively affect Bonnell Aluminum’s business and results of operations. In addition, continued sanctions on RUSAL Plc could result in aluminum billet supply shortages in the U.S. aluminum extrusion market, although Bonnell does not currently anticipate any impact of such potential shortages on its access to aluminum.
Year-To-Date 2018 Results vs. Year-To-Date 2017 Results
Net sales in the first six months of 2018 increased versus 2017 primarily due to the addition of Futura and higher volume. Futura contributed $47.3 million of net sales in the first six months of 2018 versus $29.4 million for the 131 days owned during the first six months of 2017 (acquired on February 15, 2017). Excluding the impact of Futura, net sales improved due to higher sales volume and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs.
Volume on an organic basis (which excludes the impact of the Futura acquisition) in the second quarter of 2018 increased by 4.4% versus 2017 due to higher volume in the nonresidential building and construction and specialty markets. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $24.7 million, and higher volume improved net sales by $6.9 million.
Operating profit from ongoing operations in the first six months of 2018 increased by $1.8 million in comparison to the first six months of 2017. Excluding the favorable profit impact of Futura ($1.4 million), operating profit from ongoing operations increased $0.4 million, primarily due to:

•
Higher volume, improved mix and inflation-related sales prices ($5.1 million), partially offset by increased operating costs, including employee-related expenses and higher depreciation ($3.2 million); and

•	Continued inefficiencies associated with the new extrusion line at the Niles, Michigan plant ($1.5 million).
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $5.6 million in the first six months of 2018 (including $1.1 million associated with Futura), compared to $17.7 million in the first six months of 2017. Capital expenditures in 2017 included the extrusions capacity expansion project at the facility in Niles, Michigan. Capital expenditures are projected to be $14 million in 2018, including approximately $7 million for infrastructure upgrades and expanded fabrication and machining capabilities, and approximately $7 million for routine items required to support operations. Depreciation expense was $6.6 million in the first six months of 2018 compared to $5.3 million in the first six months of 2017, and is projected to be $13 million in 2018. Amortization expense was $1.8 million in the first six months of 2018 and $1.4 million in the first six months of 2017, and is projected to be $4 million in 2018.
Corporate Expenses, Interest and Taxes
Pension expense was $5.1 million in the first six months of 2018, versus $5.2 million in the first six months of 2017. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $10.2 million in 2018. Corporate expenses, net, increased in the first six months of 2018 versus 2017 primarily due to higher stock-based employee benefit costs and professional fees for services rendered early in the first quarter of 2018 associated with the Terphane non-cash asset impairment loss that was recognized in the fourth quarter of 2017.
Interest expense was $3.2 million in the first six months of 2018 in comparison to $2.8 million in the first six months of 2017, primarily due to higher interest rates.

The effective tax rate used to compute income taxes in the first six months of 2018 was 23.0% compared to 9.9% in the first six months of 2017. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first six months, including the reduction of the U.S. federal corporate income tax rate pursuant to the U.S. Tax Cuts and Jobs Act enacted in December 2017 from 35% to 21% beginning in 2018, is shown in the table provided in Note 12.
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
Results of Operations
Second Quarter of 2018 Compared with the Second Quarter of 2017
Overall, sales in the second quarter of 2018 increased by 6.6% compared with the second quarter of 2017. Net sales decreased 8.0% in PE Films. Personal Care was down primarily due to lower demand for topsheet from its largest customer and, due to timing, lower sales of elastic materials in the second quarter of 2018 versus 2017. Sales were flat in Surface Protection. Net sales in Flexible Packaging Films increased 6.5% due to higher demand. Net sales increased 17.3% in Aluminum Extrusions primarily due to higher sales volumes and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 16.9% in the second quarter of 2018 compared to 17.8% in the second quarter of 2017. The gross profit margin in PE Films decreased primarily due to lower volume in personal care films. The gross profit margin in Flexible Packaging Films increased due to significantly lower depreciation and amortization costs in 2018 compared to 2017, resulting from the $101 million non-cash asset impairment charge recognized in the fourth quarter of 2017, which wrote down the value of its assets to fair value. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume and inflation-related sales prices partially offset by increased operating costs. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in cost of goods sold.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 9.7% in the second quarter of 2018, compared with 10.6% in the second quarter of last year. SG&A expenses decreased year-over-year as 2018 was not burdened with the higher costs incurred in 2017 associated with the Futura acquisition and integration costs and other business development costs. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in SG&A.
Plant shutdowns, asset impairments, restructurings and other items in the second quarter of 2018 and 2017 are shown in the segment operating profit table in Note 11 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.

Interest expense was $1.6 million in the second quarter of 2017 compared to $1.6 million in the second quarter of 2018.
Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In Millions)	2018	2017
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$133.1	$193.6
Average interest rate	3.8%	2.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$133.1	$193.6
Average interest rate	3.8%	2.9%
First Six Months of 2018 Compared with the First Six Months of 2017
Overall, sales in the first six months of 2018 increased by 11.6% compared with the first six months of 2017. Net sales decreased 0.2% in PE Films primarily due to lower topsheet volume in Personal Care, partially offset by a market-driven increase in surface protection films sales. Net sales in Flexible Packaging Films increased due to higher demand. Net sales increased 22.4% in Aluminum Extrusions primarily due to the acquisition of Futura, higher sales volumes and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.5% in the six months of 2018 compared to 16.5% in the first six months of 2017. The gross profit margin in PE Films increased due to higher shipments by Surface Protection in the first six months of 2018 versus 2017. The gross profit margin in Flexible Packaging Films increased due to significantly lower depreciation and amortization costs in 2018 compared to 2017, resulting from the previously mentioned asset impairment charge in 2017. The gross profit margin in Aluminum Extrusions increased primarily as a result of the inclusion of the operating performance by Futura for a full six months and higher volume and pricing. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in cost of goods sold.
As a percentage of sales, SG&A and R&D expenses were 9.9% in the first six months of 2018, compared with 10.8% in the first six months of last year. SG&A expenses decreased on a percentage basis year-over-year due to the increase in sales. Actual SG&A spending was slightly higher due to the additional spending to support the growth of the Company, including Futura, and for higher stock-based employee benefit costs. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in SG&A.
Plant shutdowns, asset impairments, restructurings and other items in the first six months of 2018 and 2017 are shown in the segment operating profit table in Note 11 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.
Interest expense increased from $2.8 million in the first six months of 2017 to $3.2 million in the first six months of 2018, primarily due to higher interest rates. In February 2017, the Company borrowed $87 million under its Credit Agreement (as defined in Liquidity and Capital Resources) to fund the acquisition of Futura.

Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In Millions)	2018	2017
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$144.0	$171.4
Average interest rate	3.6%	2.8%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$144.0	$171.4
Average interest rate	3.6%	2.8%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2017 to June 30, 2018 are summarized as follows:

•	Accounts and other receivables increased $8.2 million (6.8%).

•
Accounts and other receivables in PE Films decreased by $1.7 million primarily due to lower net sales for certain Personal Care products, partially offset by higher sales from surface protection films and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 46.6 days for the 12 months ended June 30, 2018 and 48.4 days for the 12 months ended December 31, 2017.

•
Accounts and other receivables in Flexible Packaging Films decreased by $1.9 million primarily due to limitations on making shipments during a nationwide truckers’ strike in May of 2018 and the timing of cash receipts. DSO was approximately 48.3 days for the 12 months ended June 30, 2018 and 53.2 days for the 12 months ended December 31, 2017.

•
Accounts and other receivables in Aluminum Extrusions increased by $11.7 million primarily due to seasonally higher sales in the second quarter of 2018 versus the fourth quarter of 2017 and higher prices resulting from the pass through of higher metal costs. DSO was approximately 44.3 days for the 12 months ended June 30, 2018 and 43.3 days for the 12 months ended December 31, 2017.

•	Inventories decreased $2.0 million (2.3%).

•
Inventories in PE Films decreased by approximately $1.0 million primarily due to the timing of raw material purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 55.9 days for the 12 months ended June 30, 2018 and 55.0 days for the 12 months ended December 31, 2017.

•
Inventories in Flexible Packaging Films increased by approximately $0.8 million primarily due to limitations on making shipments during the nationwide truckers’ strike and the timing of raw material purchases. DIO was approximately 71.4 days for the 12 months ended June 30, 2018 and 70.1 days for the 12 months ended December 31, 2017.

•
Inventories in Aluminum Extrusions decreased by $1.8 million due to the timing of purchases. DIO was approximately 33.8 days for the 12 months ended June 30, 2018 and 32.6 days for the 12 months ended December 31, 2017.

•
Net property, plant and equipment decreased $5.8 million (2.6%) primarily due to capital expenditures of $14.5 million, more than offset by depreciation expenses of $14.7 million and by a change in the value of the U.S. dollar relative to foreign currencies ($4.2 million decrease).

•	Goodwill and other intangibles decreased by $2.3 million (1.4%) due to amortization expense of $2.1 million.

•	Accounts payable increased $12.9 million (11.9%).

•
Accounts payable in PE Films decreased $0.3 million due to the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 42.7 days for the 12 months ended June 30, 2018 and 40.6 days for the 12 months ended December 31, 2017.

•
Accounts payable in Flexible Packaging Films increased $0.3 million due to the normal volatility associated with the timing of payments. DPO was approximately 44.8 days for the 12 months ended June 30, 2018 and 42.8 days for the 12 months ended December 31, 2017.

•
Accounts payable in Aluminum Extrusions increased by $13.1 million primarily due to higher volume, an increase in metal prices and the normal volatility associated with the timing of payments. DPO was approximately 48.6 days for the 12 months ended June 30, 2018 and 48.0 days for the 12 months ended December 31, 2017.

•	Accrued expenses decreased by $2.2 million (5.3%) from December 31, 2017 due to the payment of annual bonuses accrued as of December 31, 2017.
Cash provided by operating activities was $71.8 million in the first six months of 2018 compared with $22.0 million in the first six months of 2017. The increase is primarily due to higher operating profit before depreciation and amortization from ongoing operations ($7.9 million) and the net of income tax refunds received in 2018 over income tax payments made in the same period in 2017 ($34.8 million).
Cash used in investing activities was $9.2 million in the first six months of 2018 compared with $113.7 million in the first six months of 2017. Cash used in investing activities primarily represents the acquisition of Futura in 2017 for $87.1 million and capital expenditures, which were $14.5 million and $26.7 million in the first six months of 2018 and 2017, respectively. Additionally, in the first quarter of 2018, the Company received $5 million from escrowed funds related to an earnout from the acquisition of Futura, of which $4.3 million was classified in cash flows for investing activities.
Cash used in financing activities was $35.4 million in the first six months of 2018 primarily related to net repayments of the Credit Agreement of $29 million and the payment of regular quarterly dividends of $7.3 million (22 cents per share). Cash provided by financing activities was $85.7 million in the first six months of 2017 and was primarily related to net borrowings under the Credit Agreement to fund the acquisition of Futura for $87.1 million and the payment of regular quarterly dividends of $7.3 million (22 cents per share).
Further information on cash flows for the six months ended June 30, 2018 and 2017 is provided in the consolidated statements of cash flows.
On March 1, 2016, the Company executed its five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“Credit Agreement”). Net capitalization and indebtedness as defined under the Credit Agreement as of June 30, 2018 were as follows:

Net Capitalization and Indebtedness as of June 30, 2018
(In thousands)
Net capitalization:
Cash and cash equivalents	$62,321
Debt:
Credit Agreement	123,000
Debt, net of cash and cash equivalents	60,679
Shareholders’ equity	367,409
Net capitalization	$428,088
Indebtedness as defined in Credit Agreement:
Total debt	$123,000
Face value of letters of credit	2,685
Other	337
Indebtedness	$126,022

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
At June 30, 2018, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the Credit Agreement, borrowings are permitted up to $400 million, and approximately $277 million was available to borrow at June 30, 2018 based upon the most restrictive covenants within the Credit Agreement.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended June 30, 2018 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement for the twelve months ended June 30, 2018:
Net income (loss)	$23,232
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	6,569
Depreciation and amortization expense for continuing operations	38,133
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $9,091)	110,667
Charges related to stock option grants and awards accounted for under the fair value-based method	614
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(48,575)
Interest income	(364)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(23,000)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in the Credit Agreement	107,276
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(38,133)
Adjusted EBIT as defined in the Credit Agreement	$69,143
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at June 30, 2018:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.17x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.53x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$156,766
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50

As of June 30, 2018, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At June 30, 2018, the Company had cash and cash equivalents of $62.3 million, including funds held in locations outside the U.S. of $35.9 million. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

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

Polyethylene resin prices in Europe, Asia and South America have exhibited similar long-term trends. The price of resin is driven by several factors, including supply and demand and the price of oil, ethylene and natural gas. To address fluctuating resin prices, PE Films has index-based pass-through raw material cost agreements for the majority of its business. However, under certain agreements, changes in resin prices are not passed through for an average period of 90 days (see Executive Summary for more information). Pricing on the remainder of the business is based upon raw material costs and supply/demand dynamics within the markets that the Company competes.

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
From time-to-time, Aluminum Extrusions has hedged a portion of its exposure to natural gas price volatility by entering into fixed-price forward purchase contracts with the Company’s natural gas suppliers. The Company estimates that, in an unhedged situation, every $1 per mmBtu per month change in the market price of natural gas has a $0.1 million impact on the continuing monthly operating profit in Aluminum Extrusions. The Company has an energy surcharge for its aluminum extrusions business in the U.S. to be applied when the NYMEX natural gas price is in excess of $8.85 per mmBtu.
The volatility of quarterly average natural gas prices is shown in the chart below.

Source: Quarterly averages computed by Tredegar using monthly NYMEX settlement prices.

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2018 and 2017 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30,
	2018		2017
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	8	1	8
Latin America	1	9	2	9
Asia	8	1	9	2
Total	15%	18%	17%	19%
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
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Terphane’s U.S. Dollar quoted or priced sales and underlying Brazilian Real (“R$”) quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$95 million. On September 29, 2017, the Flexible Packaging Films business unit in Brazil (“Terphane Limitada”) entered into 15 monthly foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars covering the period from October 2017 through December 2018. These agreements hedge half of the Company’s exposure at monthly average forward rates ranging on an approximately linear increasing basis from R$3.164 for each U.S. Dollar in October 2017 to R$3.3148 in December 2018. For example, if in December 2018 the actual average rate was R$3.000 for each U.S. Dollar, then Terphane Limitada would have a settlement gain on its forward contract of R$393,500, which would help offset the estimated translation loss on the net mismatch exposure of R$787,000 for December 2018. The opposite would occur if the actual average rate were greater than the forward rate. On January 29, 2018, Terphane Limitada entered into an additional 6 monthly foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars covering the period from January 2019 through June 2019. These agreements hedge one quarter of the Company’s exposure at monthly average forward rates ranging on an approximately linear increasing basis from R$3.2678 for each U.S. Dollar in January 2019 to R$3.3229 in June 2019. These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Limitada's forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The aggregate notional amount of open foreign exchange contracts at June 30, 2018 was $11.3 million (R$35.9 million). The net fair value of the 12 open forward contracts was a negative $1.9 million as of June 30, 2018.

    Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on operating profit from ongoing operations in PE Films of $0.2 million in the second quarter of 2018 compared with the second quarter of 2017 and an unfavorable impact of $0.6 million in the first six months of 2018 compared to the first six months of 2017.
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

Exhibit Nos.

10.1
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed on Exhibit 10.1 to Tredegar’s Current Report on Form 8-K (File No. 1-10258), filed May 7, 2018 and incorporated herein by reference).

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

Tredegar Corporation
(Registrant)

Date:	August 1, 2018	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2018	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2018	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)