Form 10-Q
period 2018-09-30
TREDEGAR CORP
filed 2018-11-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Smaller reporting company	☐

Non-accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of October 25, 2018: 33,176,024

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$36,776	$36,491
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $5,764 in 2018 and $3,304 in 2017	125,368	120,135
Income taxes recoverable	5,886	32,080
Inventories	92,800	86,907
Prepaid expenses and other	7,754	8,224
Total current assets	268,584	283,837
Property, plant and equipment, at cost	777,834	770,892
Less accumulated depreciation	(559,551)	(547,801)
Net property, plant and equipment	218,283	223,091
Investment in kaléo (cost basis of $7,500)	65,900	54,000
Identifiable intangible assets, net	37,142	40,552
Goodwill	81,404	128,208
Deferred income taxes	11,357	16,636
Other assets	8,266	9,419
Total assets	$690,936	$755,743
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$128,034	$108,391
Accrued expenses	45,138	42,433
Total current liabilities	173,172	150,824
Long-term debt	91,000	152,000
Pension and other postretirement benefit obligations, net	89,227	98,837
Deferred income taxes	—	2,123
Other noncurrent liabilities	8,766	8,179
Total liabilities	362,165	411,963
Commitments and contingencies (Notes 1 and 13)
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,176,024 shares at September 30, 2018 and 33,017,422 shares at December 31, 2017)	38,531	34,747
Common stock held in trust for savings restoration plan (72,510 shares at September 30, 2018 and 71,309 shares at December 31, 2017)	(1,552)	(1,528)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(97,749)	(86,178)
Gain (loss) on derivative financial instruments	(2,432)	459
Pension and other post-retirement benefit adjustments	(83,024)	(90,950)
Retained earnings	474,997	487,230
Total shareholders’ equity	328,771	343,780
Total liabilities and shareholders’ equity	$690,936	$755,743
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and other items:
Sales	$267,294	$247,121	$789,765	$715,494
Other income (expense), net	(2,557)	34	11,532	38,055
	264,737	247,155	801,297	753,549
Costs and expenses:
Cost of goods sold	217,378	194,508	631,235	569,555
Freight	9,438	8,621	26,667	24,840
Selling, general and administrative	20,676	20,718	63,452	61,852
Research and development	5,150	4,455	14,107	14,028
Amortization of identifiable intangibles	1,022	1,658	3,076	4,550
Pension and postretirement benefits	2,653	2,381	7,809	7,645
Interest expense	1,318	1,757	4,539	4,579
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,209	361	1,799	653
Goodwill impairment charge	46,792	—	46,792	—
Total	305,636	234,459	799,476	687,702
Income (loss) before income taxes	(40,899)	12,696	1,821	65,847
Income taxes (benefit)	(6,699)	4,422	3,135	9,667
Net income (loss)	$(34,200)	$8,274	$(1,314)	$56,180

Earnings (loss) per share:
Basic	$(1.03)	$0.25	$(0.04)	$1.71
Diluted	$(1.03)	$0.25	$(0.04)	$1.70
Shares used to compute earnings per share:
Basic	33,110	32,954	33,056	32,945
Diluted	33,110	32,954	33,056	32,952
Dividends per share	$0.11	$0.11	$0.33	$0.33
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Net income (loss)	$(34,200)	$8,274
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0 in 2018 and tax of $251 in 2017)	(2,666)	7,143
Derivative financial instruments adjustment (net of tax benefit of $336 in 2018 and tax of $186 in 2017)	(1,701)	326
Amortization of prior service costs and net gains or losses (net of tax of $789 in 2018 and tax of $1,057 in 2017)	2,703	1,854
Other comprehensive income (loss)	(1,664)	9,323
Comprehensive income (loss)	$(35,864)	$17,597

	Nine Months Ended September 30,
	2018	2017
Net income (loss)	$(1,314)	$56,180
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax of $0 in 2018 and tax of $481 in 2017)	(11,571)	9,817
Derivative financial instruments adjustment (net of tax benefit of $316 in 2018 and tax of $162 in 2017)	(2,891)	288
Amortization of prior service costs and net gains or losses (net of tax of $2,312 in 2018 and tax of $3,279 in 2017)	7,926	5,754
Other comprehensive income (loss)	(6,536)	15,859
Comprehensive income (loss)	$(7,850)	$72,039
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,314)	$56,180
Adjustments for noncash items:
Depreciation	22,272	25,072
Amortization of identifiable intangibles	3,076	4,550
Goodwill impairment charge	46,792	—
Deferred income taxes	1,152	(104)
Accrued pension and post-retirement benefits	7,809	7,645
(Gain)/loss on investment in kaléo accounted for under the fair value method	(11,900)	(24,800)
(Gain)/loss on asset impairments and divestitures	185	50
Net (gain)/loss on disposal of assets	(86)	412
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	(13,020)	(16,925)
Inventories	(9,204)	(4,220)
Income taxes recoverable/payable	25,912	(603)
Prepaid expenses and other	(1,655)	129
Accounts payable and accrued expenses	29,452	8,674
Pension and postretirement benefit plan contributions	(7,182)	(4,642)
Other, net	705	2,093
Net cash provided by operating activities	92,994	53,511
Cash flows from investing activities:
Capital expenditures	(25,078)	(37,245)
Acquisition	—	(87,110)
Return of escrowed funds relating to acquisition earn-out	4,250	—
Proceeds from the sale of assets and other	1,108	121
Net cash used in investing activities	(19,720)	(124,234)
Cash flows from financing activities:
Borrowings	34,750	173,250
Debt principal payments	(95,750)	(91,250)
Dividends paid	(10,943)	(10,901)
Proceeds from exercise of stock options and other	1,004	695
Net cash provided by (used in) financing activities	(70,939)	71,794
Effect of exchange rate changes on cash	(2,050)	1,268
Increase (decrease) in cash and cash equivalents	285	2,339
Cash and cash equivalents at beginning of period	36,491	29,511
Cash and cash equivalents at end of period	$36,776	$31,850
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2018	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
Net income	—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(11,571)	—	—	(11,571)
Derivative financial instruments adjustment (net of tax benefit of $316)	—	—	—	—	(2,891)	—	(2,891)
Amortization of prior service costs and net gains or losses (net of tax of $2,312)	—	—	—	—	—	7,926	7,926
Cash dividends declared ($0.33 per share)	—	(10,943)	—	—	—	—	(10,943)
Stock-based compensation expense	2,780	—	—	—	—	—	2,780
Issued upon exercise of stock options & other	1,004	—	—	—	—	—	1,004
Tredegar common stock purchased by trust for savings restoration plan	—	24	(24)	—	—	—	—
Balance at September 30, 2018	$38,531	$474,997	$(1,552)	$(97,749)	$(2,432)	$(83,024)	$328,771
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1.
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2018, the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, the consolidated cash flows for the nine months ended September 30, 2018 and 2017, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2018. All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.

The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2018 and 2017 for this segment references 13-week periods ended September 23, 2018 and September 24, 2017, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2017 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) but does not include all disclosures required by United States generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2017 Form 10-K. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation (see Note 14 for additional detail).
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
As of September 30, 2018 and December 31, 2017, accounts receivable and other receivables, net, were $125.4 million and $120.1 million, respectively, made up of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Customer receivables	$125,985	$113,556
Other accounts and notes receivable	5,147	9,883
Total accounts and other receivables	131,132	123,439
Less: Allowance for bad debts and sales returns	(5,764)	(3,304)
Total accounts and other receivables, net	$125,368	$120,135

For the three and nine months ended September 30, 2018, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the Consolidated Balance Sheet as of September 30, 2018. Payment terms start from the date of satisfaction of the performance obligation and vary from COD (cash on delivery) to 120 days. The Company’s contracts generally include one performance obligation, which is satisfied at a point in time.
For the three months and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods (for example, changes in transaction price), was not material.
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

3.
Plant shutdowns, asset impairments, restructurings and other items are shown in the net sales and operating profit by segment table in Note 11 and are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted below.

Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2018 include:

•
Pretax charges of $1.7 million associated with the shutdown of PE Films’ manufacturing facility in Shanghai, China, which consists of severance and other employee-related costs of $1.3 million ($0.2 million included in “Cost of goods sold” in the consolidated statements of income), and accelerated depreciation of $0.4 million (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.4 million for professional fees associated with the Terphane Limitada worthless stock deduction and a market study for PE Films (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•	Pretax charges of $0.2 million for severance and other employee-related costs associated with restructurings in PE Films;

•
Pretax charges of $0.2 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.2 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Carthage, Tennessee (included in “Cost of goods sold” in the consolidated statements of income); and

•
Pretax charges of $0.1 million related to wind damage that occurred in the third quarter of 2018 at the aluminum extrusions manufacturing facility in Elkhart, Indiana (included in “Selling, general and administrative expenses” in the consolidated statements of income).

Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2018 include:

•
Pretax charges of $2.4 million associated with the shutdown of PE Films’ manufacturing facility in Shanghai, China, which consists of severance and other employee-related costs of $1.7 million, accelerated depreciation of $0.5 million (included in “Cost of goods sold” in the consolidated statements of income) and other facility consolidation-related expenses of $0.2 million;

•
Pretax charges of $1.7 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films (included in “Cost of goods sold” in the consolidated statements of income);

•
Pretax charges of $0.7 million for professional fees associated with the Terphane Limitada worthless stock deduction, the impairment of assets of Flexible Packaging Films, determining the effect of the new U.S. federal income tax law, and a market study for PE Films (included in “Selling, general and administrative expenses” in the consolidated statements of income);

•	Pretax charges of $0.3 million for severance and other employee-related costs associated with restructurings in PE Films;

•
Pretax charges of $0.2 million related to expected future environmental costs at the aluminum extrusions manufacturing facility in Carthage, Tennessee (included in “Cost of goods sold” in the consolidated statements of income); and

•
Pretax charges of $0.1 million related to wind damage that occurred in the third quarter of 2018 at the aluminum extrusions manufacturing facility in Elkhart, Indiana (included in “Selling, general and administrative expenses” in the consolidated statements of income).

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
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2017 include:

•
Pretax income of $11.9 million related to the settlement of an escrow arrangement established upon the acquisition of Terphane in 2011 (included in “Other income (expense), net” in the consolidated statements of income). In settling the escrow arrangement, the Company assumed the risk of the claims (and associated legal fees) against which the escrow previously secured the Company.  While the ultimate amount of such claims is unknown, the Company believes that it is reasonably possible that it could be liable for some portion of these claims, and currently estimates the amount of such future claims at approximately $1.0 million;

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
Results on the Company’s investment in kaleo, Inc. (“kaléo”), which is accounted for under the fair value method, in the third quarter of 2018 include an unrealized loss of $2.1 million ($1.6 million after taxes) and in the first nine months an unrealized gain of $11.9 million ($9.3 million after taxes), compared to an unrealized gain of $24.8 million ($18.2 million after taxes) in the first nine months of 2017 (included in “Other income (expense), net” in the consolidated statements of income). There was no change in the estimated fair value from June 30, 2017 to September 30, 2017, as appreciation in value from the discount rate for one quarter was offset by a change in the present value of projected cash flows versus prior projections. An unrealized loss on the Company’s investment in the Harbinger Capital Partners Special Situations Fund, L.P. (“Harbinger Fund”) of $0.2 million and $0.3 million was recognized in the third quarter and first nine months of 2018, respectively (included in “Other income (expense), net” in the consolidated statements of income) (none in 2017). See Note 7 for additional information on investments.
During the third quarter of 2018, the Company performed a goodwill impairment analysis related to the Personal Care component of PE Films. This review was undertaken as a result of the expected loss of business from a key customer and revised projections for PE Films. Based on an evaluation of projections under various business planning scenarios, the Company concluded that the value of the Personal Care component of PE Films was less than the carrying value of the underlying working capital and long-lived net assets. The assessment resulted in a full write-off of the goodwill of $46.8 million associated with the acquisition of certain components of PE Films. See Note 15 for additional details.
The Company recorded an unrealized loss on its investment property in Alleghany and Bath Counties, Virginia (included in “Other income (expense), net” in the consolidated statements of income) of $0.2 million in the third quarter of 2018.

In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produces plastic films used as components for personal care products (“Shanghai transition”).  Production is expected to cease at this plant during the fourth quarter of 2018.  The Company expects to recognize costs associated with exit and disposal activities of $7.1 million comprised of: (i) retention, severance and related costs ($3.6 million), (ii) customer-related costs ($1.1 million), and (iii) legal, asset disposal and other cash costs ($2.4 million).  In addition, the Company expects non-cash asset write-offs and accelerated depreciation of $0.9 million.  Net annual cash savings from consolidating operations of $1.7 million is expected.  Proceeds from expected property disposals are uncertain. The Company anticipates that these activities, including property disposals, will require 12-18 months to execute, and the costs are expected to be incurred during this period.
Total expenses associated with the Shanghai transition were $1.7 million and $2.4 million in the three months and nine months ended September 30, 2018, respectively, ($1.0 million and $1.5 million, respectively, included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” and $0.7 million and $0.9 million, respectively, included in “Cost of goods sold” in the consolidated statements of income). Cash expenditures were $0.1 million and $0.4 million in the three months and nine months ended September 30, 2018, respectively.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the nine months ended September 30, 2018 is as follows:

(In thousands)	Severance (a)	Asset Impairments	Other (b)	Total
Balance at January 1, 2018	$627	$—	$476	$1,103
Changes in 2018:
Charges	1,871	—	20	1,891
Cash spent	(933)	—	(310)	(1,243)
Charges against assets	—	92	—	92
Reversed to income		(92)		(92)
Balance at September 30, 2018	$1,565	$—	$186	$1,751
(a) Severance cash spent includes severance payments associated with the consolidation of North American PE Films manufacturing facilities.
(b) Other primarily includes other restructuring costs associated with Aluminum Extrusions.

4.	The components of inventories are as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Finished goods	$24,632	$20,281
Work-in-process	12,046	11,958
Raw materials	36,607	35,909
Stores, supplies and other	19,515	18,759
Total	$92,800	$86,907

5.
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Weighted average shares outstanding used to compute basic (loss) earnings per share	33,110	32,954	33,056	32,945
Incremental dilutive shares attributable to stock options and restricted stock	—	—	—	7
Shares used to compute diluted earnings (loss) per share	33,110	32,954	33,056	32,952

Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the three and nine months ended September 30, 2018, so there is no dilutive impact for such shares. If the Company had reported net income for the three and nine months ended September 30, 2018, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 178,676 and 236,138, respectively. For the three and nine months ended September 30, 2017, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 479,651 and 386,729, respectively.

6.	The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2018	$(86,178)	$459	$(90,950)	$(176,669)
Other comprehensive income (loss) before reclassifications	(11,571)	(3,045)	—	(14,616)
Amounts reclassified from accumulated other comprehensive income (loss)	—	154	7,926	8,080
Net other comprehensive income (loss) - current period	(11,571)	(2,891)	7,926	(6,536)
Ending balance, September 30, 2018	$(97,749)	$(2,432)	$(83,024)	$(183,205)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2017:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2017	$(93,970)	$863	$(90,127)	$(183,234)
Other comprehensive income (loss) before reclassifications	9,817	817	—	10,634
Amounts reclassified from accumulated other comprehensive income (loss)	—	(529)	5,754	5,225
Net other comprehensive income (loss) - current period	9,817	288	5,754	15,859
Ending balance, September 30, 2017	$(84,153)	$1,151	$(84,373)	$(167,375)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended September 30, 2018 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$300	Cost of sales
Foreign currency forward contracts, before taxes	(807)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(492)
Income tax expense (benefit)	23	Income taxes
Total, net of tax	$(515)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,492)	(a)
Income tax expense (benefit)	(789)	Income taxes
Total, net of tax	$(2,703)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2018 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$1,244	Cost of sales
Foreign currency forward contracts, before taxes	(1,226)	Selling, general & administrative
Foreign currency forward contracts, before taxes	46	Cost of sales
Total, before taxes	64
Income tax expense (benefit)	218	Income taxes
Total, net of tax	$(154)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(10,238)	(a)
Income tax expense (benefit)	(2,312)	Income taxes
Total, net of tax	$(7,926)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2017 are summarized as follows:

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
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the nine months ended September 30, 2017 are summarized as follows:

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

At September 30, 2018, the estimated fair value of the Company’s investment was $65.9 million, down from $68.0 million as of June 30, 2018 but up from $54.0 million as of December 31, 2017.
The change in the estimated fair value of the Company’s holding in kaléo since the end of 2017 primarily relates to the difference from discounting between the present value of projected cash flows at September 30, 2018 versus December 31, 2017 (i.e., the time value of money), changes in cash flow projections for various scenarios and the assessment of the risk-adjusted discount rate appropriate for the various scenarios. Kaléo’s stock is not publicly traded. The valuation estimate in this situation is based on projection assumptions or Level 3 inputs that have a wide range of possible outcomes.
There are numerous assumptions and Level 3 inputs that, if changed, impact the projection of kaléo’s future cash flows, and the probability of actually achieving those cash flows. For example, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s Evzio business, which could have a material adverse effect on kaléo’s business. Moreover, many of the assumptions and inputs are interrelated, including key assumptions for kaléo’s projected market share, pricing and net margins after chargebacks, discounts, rebates, copays and returns. Accordingly, determining the sensitivity of changes in estimated fair value to the change in one assumption is not practical.
Ultimately, the true value of the Company’s ownership interest in kaléo will be determined if and when a liquidity event occurs, and the ultimate value could be materially different from the $65.9 million estimated fair value reflected in the Company’s financial statements at September 30, 2018.
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
The Company’s investment in the Harbinger Fund had a carrying value (included in “Other assets and deferred charges”) of $1.4 million and $1.7 million at September 30, 2018 and December 31, 2017, respectively. The carrying value at September 30, 2018 reflected Tredegar’s cost basis in its investment in the Harbinger Fund, net of total withdrawal proceeds received and unrealized losses. Based on an observable price change, the Company recorded an unrealized loss of $0.2 million and $0.3 million in the third quarter and first nine months of 2018, respectively (none in 2017). No withdrawal proceeds were received in the first nine months of 2017 or 2018. The timing and amount of future installments of withdrawal proceeds, which commenced in August 2010, were not known as of September 30, 2018.
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

In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $18.2 million (16.4 million pounds of aluminum) at September 30, 2018 and $8.2 million (8.0 million pounds of aluminum) at December 31, 2017.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued Expenses	$201	Prepaid expenses and other	$578
Liability derivatives: Aluminum futures contracts	Accrued Expenses	(994)	Prepaid expenses and other	$(16)
Net asset (liability)		$(793)		$562
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Accrued Expenses	$—	Accrued Expenses	$—
Liability derivatives: Foreign currency forward contracts	Accrued Expenses	(2,687)	Accrued Expenses	(558)
Net asset (liability)		$(2,687)		$(558)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Flexible Packaging Films business unit in Brazil, Terphane Ltda.'s (“Terphane Ltda.”) U.S. Dollar quoted or priced sales and underlying Brazilian Real (“R$”) quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$125 million. Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,250	3.4801	R$7,830	Oct-18	78%
$2,250	3.4887	R$7,850	Nov-18	81%
$2,250	3.4969	R$7,868	Dec-18	83%
$2,025	3.6442	R$7,380	Jan-19	73%
$2,025	3.6527	R$7,397	Feb-19	75%
$2,025	3.6593	R$7,410	Mar-19	70%
$2,025	3.6690	R$7,430	Apr-19	72%
$2,025	3.6795	R$7,451	May-19	73%
$2,025	3.6904	R$7,473	Jun-19	72%
$1,800	3.8826	R$6,989	Jul-19	65%
$1,800	3.8950	R$7,011	Aug-19	68%
$1,800	3.9070	R$7,033	Sep-19	66%
$1,800	3.9203	R$7,056	Oct-19	67%
$1,800	3.9331	R$7,080	Nov-19	67%
$1,800	3.9455	R$7,102	Dec-19	73%
$29,700	3.7158	R$110,358		72%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Limitada's forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The net fair value of the open forward contracts was a negative $2.3 million as of September 30, 2018.
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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2018 and 2017 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2018	2017	2018	2018	2017
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$(1,176)	$757	$—	$(1,353)	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$300	$231	$15	$(807)	$15
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2018	2017	2018	2018	2017
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(111)	$1,281	$—	$(3,032)	$—
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$1,244	$785	$46	$(1,226)	$46
As of September 30, 2018, the Company expects $0.7 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2018 and 2017, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

9.
The Company sponsors a noncontributory defined benefit (pension) plan covering certain current and former U.S. employees. The plan for salaried and hourly employees is based on a formula using the participant’s years of service and compensation or using the participant’s years of service and a dollar amount. The plan was closed to new participants and pay for active plan participants for benefit calculations was frozen as of December 31, 2007. As of January 31, 2018, the plan no longer accrued benefits associated with crediting employees for service, thereby freezing all future benefits under the plan.

The components of net periodic benefit cost for the pension and other post-retirement benefit programs reflected in the consolidated statements of income are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Service cost	$7	$29	$7	$7
Interest cost	2,818	3,103	65	73
Expected return on plan assets	(3,736)	(3,743)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,565	2,996	(75)	(84)
Net periodic benefit cost	$2,654	$2,385	$(3)	$(4)
	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$17	$145	$27	$25
Interest cost	8,582	9,431	203	226
Expected return on plan assets	(11,258)	(11,216)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	10,421	9,241	(183)	(207)
Net periodic benefit cost	$7,762	$7,601	$47	$44
Pension and other post-retirement liabilities were $89.8 million and $99.5 million at September 30, 2018 and December 31, 2017, respectively ($0.6 million included in “Accrued expenses” at September 30, 2018 and December 31, 2017, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s required contributions are expected to be $8.4 million in 2018. Contributions to the pension plan during the first nine months of 2018 were $7.0 million. Tredegar funds its other post-retirement benefits (life insurance and health benefits) on a claims-made basis; for 2018, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2017, or $0.3 million.

10.	Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Gain (loss) on investment in kaléo accounted for under fair value method	$(2,100)	$—	$11,900	$24,800
Gain associated with the settlement of an escrow agreement	—	—	—	11,856
Other	(457)	34	(368)	1,399
Total	$(2,557)	$34	$11,532	$38,055
See Note 7 for more details on the gain (loss) on the investment in kaléo.

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

The following table presents net sales and operating profit by segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net Sales
PE Films	$76,470	$89,723	$252,177	$265,773
Flexible Packaging Films	33,725	26,628	90,466	79,925
Aluminum Extrusions	147,661	122,149	420,455	344,956
Total net sales	257,856	238,500	763,098	690,654
Add back freight	9,438	8,621	26,667	24,840
Sales as shown in the Consolidated Statements of Income	$267,294	$247,121	$789,765	$715,494
Operating Profit (Loss)
PE Films:
Ongoing operations	$4,145	$11,251	$26,857	$30,965
Plant shutdowns, asset impairments, restructurings and other	(2,355)	(919)	(4,542)	(3,890)
Goodwill impairment charge	(46,792)	—	(46,792)	—
Flexible Packaging Films:
Ongoing operations	3,609	(1,074)	6,617	(3,392)
Plant shutdowns, asset impairments, restructurings and other	—	—	—	11,856
Aluminum Extrusions:
Ongoing operations	11,730	12,601	35,086	34,201
Plant shutdowns, asset impairments, restructurings and other	(297)	(377)	(396)	(3,147)
Total	(29,960)	21,482	16,830	66,593
Interest income	6	42	290	171
Interest expense	1,318	1,757	4,539	4,579
Gain (loss) on investment in kaléo accounted for under fair value method	(2,100)	—	11,900	24,800
Unrealized loss on investment property	(186)	—	(186)	—
Stock option-based compensation costs	415	111	806	153
Corporate expenses, net	6,926	6,960	21,668	20,985
Income (loss) before income taxes	(40,899)	12,696	1,821	65,847
Income taxes (benefit)	(6,699)	4,422	3,135	9,667
Net income (loss)	$(34,200)	$8,274	$(1,314)	$56,180
The following table presents identifiable assets by segment at September 30, 2018 and December 31, 2017:

(In thousands)	September 30, 2018	December 31, 2017
PE Films	$231,106	$289,514
Flexible Packaging Films	53,661	49,915
Aluminum Extrusions	277,810	268,127
Subtotal	562,577	607,556
General corporate	91,583	111,696
Cash and cash equivalents	36,776	36,491
Total	$690,936	$755,743

The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2018 and 2017:

Net Sales by Geographic Area (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017(c)
United States	$176,022	$150,154	$506,769	$434,766
Exports from the United States to:
Asia	14,893	21,507	57,370	61,394
Canada	13,451	11,253	40,988	35,855
Europe	1,608	2,193	5,127	6,826
Latin America	3,104	3,841	9,810	11,562
Operations outside the United States:
Brazil	26,591	22,030	73,402	64,682
The Netherlands	11,428	15,691	34,750	41,378
Hungary	7,987	6,331	25,324	17,660
China	2,376	3,061	6,342	9,176
India	396	2,439	3,216	7,355
Total (a)	$257,856	$238,500	$763,098	$690,654

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017(c)
PE Films:
Personal care materials	57,356	63,574	174,985	187,661
Surface protection films	17,193	24,368	71,926	72,805
LED lighting products & other films	1,921	1,781	5,266	5,307
Subtotal	76,470	89,723	252,177	265,773
Flexible Packaging Films	33,725	26,628	90,466	79,925
Aluminum Extrusions:
Nonresidential building & construction	75,870	63,187	213,500	177,534
Consumer durables	14,991	14,105	47,300	39,871
Distribution	9,148	7,182	32,109	23,024
Automotive	13,205	9,682	33,992	29,947
Residential building & construction	11,163	10,327	32,976	29,855
Machinery & equipment	11,191	8,430	30,335	23,975
Electrical	12,093	9,236	30,243	20,750
Subtotal	147,661	122,149	420,455	344,956
Total (a)	257,856	238,500	763,098	690,654
See a reconciliation of net sales to sales as shown in the Condensed Consolidated Statements of Income on the previous page.

(a)
The difference between total consolidated sales as reported in the consolidated statements of income and segment, geographic and product group net sales reported in this note is freight of $9.4 million and $26.7 million in the three months and nine months ended September 30, 2018 and $8.6 million and $24.8 million in the three months and nine months ended September 30, 2017, respectively.

(b)
Export sales relate primarily to PE Films. Operations outside the U.S. in The Netherlands, Hungary, China and India also relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films, but also include PE Films operations. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe. Sales from locations in China (Guangzhou and Shanghai) are primarily to customers located in China, but also include other customers in Asia.

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
While item (ii) above has not been completed, the Company has not accrued any deemed repatriation taxes on unrepatriated earnings of its foreign subsidiaries, since its preliminary assessments indicates that such foreign subsidiaries have no net cumulative unremitted earnings due to historical repatriation. There has been no change to this estimate in the first nine months of 2018. The remaining TCJA summary items (i and iii through vi above) have been reflected in the Company’s 2018 effective tax rate based on the Company’s best estimates as indicated in the rate reconciliation table.
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

Tredegar recorded tax expense of $3.1 million on pretax net income of $1.8 million in the first nine months of 2018. Therefore, the effective tax rate in the first nine months of 2018 was 172.1%, compared to 14.7% in the first nine months of 2017. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the nine months ended September 30, 2018 and 2017 are as follows:

(In thousands, except percentages)	2018		2017
Nine Months Ended September 30,	Amount	%	Amount	%
Income tax expense at federal statutory rate	$383	21.0	$23,047	35.0
Goodwill impairment charge	1,788	98.2	—	—
Foreign rate differences	1,159	63.6	1,022	1.5
U.S. Tax on Foreign Branch Income	953	52.3	—	—
Tax contingency accruals and tax settlements	480	26.4	(284)	(0.4)
Valuation allowance for capital loss carry-forwards	245	13.4	(25)	—
Non-deductible expenses	230	12.6	368	0.5
Valuation allowance due to foreign losses and impairments	185	10.1	272	0.4
Stock-based compensation	173	9.5	192	0.3
State taxes, net of federal income tax benefit	87	4.8	866	1.3
Unremitted earnings from foreign operations	—	—	117	0.2
Domestic production activities deduction	—	—	(610)	(0.9)
Remitted earnings from foreign operations	—	—	(413)	(0.6)
Increase in value of kaléo investment held abroad	—	—	(2,326)	(3.5)
Settlement of Terphane acquisition escrow	—	—	(4,200)	(6.4)
Worthless stock deduction	—	—	(8,057)	(12.2)
Research and development tax credit	(318)	(17.4)	(458)	(0.7)
Changes in estimates related to prior year tax provision	(414)	(22.7)	156	0.2
Foreign Derived Intangible Income (FDII)	(472)	(25.9)	—	—
Foreign tax incentives	(1,344)	(73.8)	—	—
Effective income tax rate	$3,135	172.1	$9,667	14.7
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under TCJA, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, which has a commencement date of January 1, 2015. The benefit from the tax incentives was $1.3 million in the first nine months of 2018 (none in 2017).
Tredegar and its subsidiaries file income tax returns in the U.S., various states and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2014.
The Company includes tax-related interest and penalties in income tax expense. During the first nine months of 2018, $0.1 million of interest and penalties were accrued. As of September 30, 2018, $0.2 million of interest and penalties are accrued as a tax liability.

13.
In 2011, Tredegar was notified by U.S. Customs and Border Protection (“U.S. Customs”) that certain film products exported by Terphane Ltda. to the U.S. since November 6, 2008 could be subject to duties associated with an anti-dumping duty order on imported PET films from Brazil.  The Company contested the applicability of these anti-dumping duties to the films exported by Terphane Ltda., and it filed a request with the U.S. Department of Commerce (“Commerce”) for clarification about whether the film products at issue are within the scope of the anti-dumping duty order.  In December 2014, the U.S. International Trade Commission separately voted to revoke the anti-dumping duty order on imported PET films from Brazil. On February 20, 2015, certain U.S. producers of PET films filed a summons with the U.S. Court of International Trade to appeal the determination by the U.S. International Trade Commission. After lengthy litigation, on June 19, 2018, the U.S. Court of International Trade ruled in favor of Terphane Ltda. by upholding the determination by Commerce that Terphane Ltda.’s films are outside the scope of the anti-dumping duty order.  The plaintiffs chose not to appeal the U.S. Court of International Trade’s opinion affirming Commerce’s scope ruling.  On September 4, 2018, the plaintiffs filed to dismiss their appeal of the December 2014 decision that revoked the anti-dumping duty order on PET films from Brazil.  The U.S. Court of International Trade issued an Order of Dismissal on September 5, 2018.  The litigation has now ended.

14.
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued their converged standard on revenue recognition. The revised revenue standard contains principles that an entity will apply to direct the measurement of revenue and timing of when it is recognized. The core principle of the guidance is that the recognition of revenue should depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods and services. To achieve that core principle, an entity will utilize a principle-based five-step approach model. The converged standard also includes more robust disclosure requirements which will require entities to provide sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, amended guidance was issued regarding clarifying the implementation guidance on principal versus agent considerations and in April 2016, clarifying guidance was issued relating to identifying performance obligations and licensing implementation. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach applied to all contracts as of the date of adoption. Comparative periods have not been adjusted and continue to be reported under the accounting standards in effect for those periods. The adoption of ASU 2014-09, as amended, had no material impact on the Company’s consolidated financial position, results of operations, equity or cash flows upon adoption. The Company has included the disclosures required by ASU 2014-09.

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
In February 2016, the FASB issued a revised standard on lease accounting. Lessees will need to recognize virtually all of their leases with a term longer than 12 months on the balance sheet, by recording a right-of-use (“ROU”) asset and lease liability. The revised standard requires additional analysis of the components of a transaction to determine if a right-of-use asset is embedded in the transaction that needs to be treated as a lease. Substantial additional disclosures are also required by the revised standard. The revised standard is effective for the Company for fiscal years beginning after December 31, 2018, including the interim periods within those fiscal years. A modified retrospective transition approach which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date is required for leases existing at, or entered into after, the effective date, with certain practical expedients available. The Company expects to use certain practical expedients that will allow it to elect to not reassess: i) whether expired or existing contracts contain leases under the new definition of a lease; ii) lease classification for expired or existing leases; and iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. The Company does not expect that this standard will have a material effect on its consolidated financial statements. The Company has a process in place to analyze the impact of the standard, and the related guidance issued, on all leases throughout the Company. This process includes reviewing all active leases with terms greater than 12 months, which have been identified. The most significant impact of the new standard will be the recognition of new ROU assets and lease liabilities for real estate, office equipment and vehicle operating leases. Upon adoption, the Company will recognize operating lease liabilities with corresponding ROU assets calculated based on the present value of the remaining minimum rental payments for existing operating leases. The Company expects to complete its evaluations of the impacts of the accounting and disclosure requirements on its business processes, controls and systems by the end of 2018.
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
In January 2017, the FASB issued amended guidance that eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company elected to early adopt for goodwill impairment testing starting in the third quarter of 2018.
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

15.
The Company assesses goodwill for impairment on an annual basis at a minimum (December 1st of each year) or when events or circumstances indicate that the carrying value may not be recoverable. Goodwill is assessed for impairment at the reporting unit level. Tredegar’s reporting units with goodwill are the Personal Care and Surface Protection operating divisions of PE Films and the AACOA and Futura operating divisions of Aluminum Extrusions. The Company estimates the fair value of its reporting units using discounted cash flow analysis and comparative enterprise value-to-EBITDA multiples.

The operations of PE Films have been adversely impacted by a customer transition to alternative suppliers and materials, resulting in the expected loss of business of approximately $70 million annually when the transitions are implemented, which may occur by the end of 2019. Based on an evaluation of projections under various business planning scenarios, the Company concluded that the value of the Personal Care component of PE Films was less than the carrying value of underlying working capital and long-lived net assets. Accordingly, a goodwill impairment charge of $46.8 million ($38.2 million after taxes) was recognized in PE Films in the third quarter of 2018. This impairment charge represents the entire amount of goodwill associated with the Personal Care component. The goodwill of Surface Protection, AACOA and Futura will be tested for impairment at the annual testing date unless there is an indicator of impairment identified at an earlier date.

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

•	disruption to our manufacturing facilities;

•	occurrence or threat of extraordinary events, including natural disasters and terrorist attacks;

•	an information technology system failure or breach;

•	volatility and uncertainty of the valuation of our cost-basis investment in kaléo;

•	the impact of the imposition of tariffs and sanctions on imported aluminum ingot used in our aluminum extrusions;

•	the impact of new tariffs or duties imposed as a result of rising trade tensions between the U.S. and other countries;

•	failure to establish and maintain effective internal control over financial reporting;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s 2017 Annual Report on Form 10-K (the “2017 Form 10-K”) and Part II, Item 5 of this Form 10-Q. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2017 Form 10-K.
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
Third-quarter 2018 net loss was $34.2 million ($1.03 per share) compared with net income of $8.3 million ($0.25 per share) in the third quarter of 2017. Net loss for the third quarter of 2018 included the following:

•
An impairment of the total goodwill balance of PE Films’ Personal Care division was recorded in the after-tax amount of $38.2 million ($1.15 per share after-tax). See the Customer Product Transitions in Personal Care and Surface Protection section below and Note 15 for more details; and

•	An unrealized after-tax loss on the Company’s investment in Kaleo, Inc. (“kaléo”) of $1.6 million ($0.05 per share), which is accounted for under the fair value method (see Note 7 for more details).
Other losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 11 for a presentation of Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2018 and 2017.
PE Films
A summary of operating results from ongoing operations for PE Films, excluding the goodwill impairment discussed in the Customer Product Transitions in Personal Care and Surface Protection section below, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	September 30,			September 30,
	2018	2017		2018	2017
Sales volume (lbs)	29,597	34,701	(14.7)%	94,519	103,923	(9.0)%
Net sales	$76,470	$89,723	(14.8)%	$252,177	$265,773	(5.1)%
Operating profit from ongoing operations	$4,145	$11,251	(63.2)%	$26,857	$30,965	(13.3)%

Third-Quarter 2018 Results vs. Third-Quarter 2017 Results

Net sales (sales less freight) in the third quarter of 2018 decreased by $13.3 million versus 2017 primarily due to lower volume in Personal Care and Surface Protection. The volume decline in Personal Care was primarily related to lower demand for topsheet. Volume for elastics and acquisition distribution layer materials increased year-over-year.

Net sales in Surface Protection declined in the third quarter of 2018 versus 2017 (which had particularly strong sales) primarily due to lower volume that the Company believes was due to customer inventory corrections and the previously disclosed customer product transitions to alternative processes or materials, as further discussed in the Customer Product Transitions in Personal Care and Surface Protection section.

Operating profit from ongoing operations in the third quarter of 2018 decreased by $7.1 million versus the third quarter of 2017 primarily due to:

•
Lower contribution to profits from surface protection films, primarily due to lower net sales as noted above ($1.9 million, of which $0.3 million, the Company estimates, is related to customer product transitions), a sales return reserve for a quality claim ($2.4 million) and related higher production costs ($0.9 million), higher freight costs ($0.5 million) and higher research and development spending ($0.6 million);

•
Lower contribution to profits from personal care films, primarily due to lower volume as noted above, net of a favorable product mix ($2.2 million), partially offset by improved pricing on certain products ($0.7 million), and net favorable impact from the change in U.S. Dollar value of currencies for operations outside of the U.S. ($0.1 million); and

•	Realized cost savings associated with the North American consolidation of our PE Films manufacturing facilities completed in 2017 ($0.5 million).
In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produces topsheet films used as components for personal care products.  Production is expected to cease at this plant during the fourth quarter of 2018, and net annual cash savings from consolidating operations is projected at $1.7 million. Additional information on costs associated with exit and disposal activities (currently estimated at $7.1 million) and other details are available in Note 3 in the Notes to Financial Statements.
Customer Product Transitions in Personal Care and Surface Protection
During October 2018, the Personal Care component of PE Films completed negotiations with its customer regarding a previously disclosed significant product transition. The total annual sales that will be adversely impacted by this product transition is approximately $70 million. During 2019, the Company expects sales for the product of $30 to $35 million with the potential for no sales thereafter. Any actions that the Company takes to reduce fixed costs to partially mitigate the decline in variable contribution that will accompany the decline in sales will depend on the level of success that Personal Care has with replacing the lost business with new products. The adverse operating profit impact of the estimated $35 to $40 million decline in sales in 2019 is not clear, although the Company believes that it will be in excess of $10 million.
Personal Care has increased its R&D spending, reaching an amount in 2017 approximately $5 million higher than in 2014. R&D spending in 2018 is expected to be at approximately the same level as 2017. Personal Care is also investing capital and is accelerating sales and marketing efforts to capture growth and diversify its customer base and product offerings in personal care products.
Because of the significance of the customer transition discussed above, the Company performed a goodwill impairment analysis of the Personal Care component of PE Films using projections under various business planning scenarios. The impairment analysis concluded that the value of Personal Care was less than the carrying value of underlying working capital and long-lived net assets. Accordingly, the goodwill associated with Personal Care of $47 million ($38.2 million after deferred income tax benefits) was written off during the third quarter of 2018.
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
The Company previously reported the risk that a portion of its film used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. The Company anticipates that the customer product transitions will be fully implemented by the fourth quarter of 2019. The Company estimates that the adverse operating profit impact of surface protection transitions in the third quarter of 2018 was $0.3 million. When fully implemented, the Company estimates that the annualized adverse impact on future operating profit from this customer shift will be approximately $11 million. The Company is aggressively pursuing new surface protection products, applications and customers.
Year-To-Date 2018 Results vs. Year-To-Date 2017 Results
Net sales in the first nine months of 2018 decreased by $13.6 million versus 2017 primarily due to lower topsheet volume in Personal Care and lower volume in Surface Protection in the third quarter.
Operating profit from ongoing operations in the first nine months of 2018 decreased by $4.1 million versus the first nine months of 2017 primarily due to:

•
Lower contribution to profits from surface protection films, primarily due to reserves for sales returns for quality claims ($3.6 million) and related higher production costs ($0.8 million), an inventory write-down and higher fixed costs ($0.8 million), higher research and development spending ($0.5 million), and higher freight costs ($0.5 million), partially offset by improved mix ($2.2 million);

•
Lower contribution to profits from personal care films, primarily due to lower volume in topsheet and other products ($5.6 million), partially offset by improved pricing on certain products ($2.0 million), net favorable impact from the change in U.S. Dollar value of currencies for operations outside of the U.S. ($1.0 million) and lower fixed and sales, general and administrative costs ($0.3 million); and

•	Realized cost savings associated with the previously announced project to consolidate domestic manufacturing facilities in PE Films ($2.3 million).
Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $13.5 million in the first nine months of 2018 compared to $12.9 million in the first nine months of 2017. Capital expenditures are projected to be $26 million in 2018, including: $15 million of a total $25 million expected for North American capacity expansion for elastics products in Personal Care; new capacity for next generation products in Surface Protection ($3 million); and approximately $8 million for routine capital expenditures required to support operations. Depreciation expense was $11.7 million in the first nine months of 2018 and $10.7 million in the first nine months of 2017. Depreciation expense is projected to be $16 million in 2018.
Flexible Packaging Films
A summary of operating results from ongoing operations for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	September 30,			September 30,
	2018	2017		2018	2017
Sales volume (lbs)	27,258	21,640	26.0%	74,276	65,668	13.1%
Net sales	$33,725	$26,628	26.7%	$90,466	$79,925	13.2%
Operating profit (loss) from ongoing operations	$3,609	$(1,074)	NA	$6,617	$(3,392)	NA
Third-Quarter 2018 Results vs. Third-Quarter 2017 Results
Net sales increased in the third quarter of 2018 compared with the third quarter of 2017 due to higher shipments resulting from improved demand and increased selling prices associated with the pass-through of higher resin costs. The higher sales volume was associated with increased production capacity for Terphane’s Brazilian operations resulting from the re-start of a previously idled production line in mid-June 2018.
Terphane’s operating results from ongoing operations in the third quarter of 2018 increased by $4.7 million versus the third quarter of 2017 primarily due to:

•	Significantly lower depreciation and amortization of $2.2 million resulting from the $101 million non-cash asset impairment loss recognized in the fourth quarter of 2017;

•	A benefit of $3.3 million from higher volume, partially offset by an unfavorable mix and higher resin costs ($2.0 million);

•
Favorable foreign currency translation of Real-denominated operating costs ($1.7 million), which was offset by a $0.8 million loss on foreign currency forward contracts that partially hedged Real-denominated operating costs; and

•	Benefit from lower net foreign currency transaction losses of $0.2 million (losses of $0.1 million in 2018 versus losses of $0.3 million in 2017).
Terphane’s quarterly financial results have been volatile, and the Company expects continued uncertainty and volatility until industry capacity utilization and the competitive dynamics in Latin America improve.
Year-To-Date 2018 Results vs. Year-To-Date 2017 Results
Net sales and volume increased in the first nine months of 2018 compared with the first nine months of 2017 due to higher demand and increased production capacity resulting from the re-start of a previously idled production line in the second quarter of 2018.

Terphane’s operating results from ongoing operations in the first nine months of 2018 increased by $10.0 million versus the first nine months of 2017 primarily due to:

•	Significantly lower depreciation and amortization of $6.7 million resulting from the $101 million non-cash asset impairment loss recognized in the fourth quarter of 2017;

•	A benefit from higher volume and pricing ($4.6 million) and tax incentives and an insurance recovery ($1.1 million), partially offset by higher resin costs ($4.0 million); and

•
A benefit of $2.8 million primarily from favorable foreign currency translation of Real-denominated operating costs, which was offset by a $1.2 million loss on foreign currency forward contracts that partially hedged Real-denominated operating costs.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $2.3 million in the first nine months of 2018 compared to $2.3 million in the first nine months of 2017. Terphane currently estimates that total capital expenditures in 2018 will be $5 million, including approximately $1 million to re-start the idled production line referenced above and $4 million for routine capital expenditures required to support operations. Depreciation expense was $0.6 million in the first nine months of 2018 and $5.5 million in the first nine months of 2017. Depreciation expense is projected to be $1.0 million in 2018. Amortization expense was $0.3 million in the first nine months of 2018 and $2.2 million in the first nine months of 2017, and is projected to be $0.5 million in 2018. Aggregate depreciation and amortization expense is projected at $1.5 million in 2018, down significantly from $10.5 million in 2017 due to the write-down of Terphane’s long-lived assets during the fourth quarter of 2017.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	September 30,			September 30,
	2018	2017		2018	2017
Sales volume (lbs) *	56,632	52,008	8.9%	139,096	132,598	4.9%
Net sales	$147,661	$122,149	20.9%	$420,455	$344,956	21.9%
Operating profit from ongoing operations	$11,730	$12,601	(6.9)%	$35,086	$34,201	2.6%
* Sales volume for the nine months ended September 30, 2018 and 2017 excludes sales volume associated with Futura Industries Corporation (“Futura”), acquired on February 15, 2017.
Third-Quarter 2018 Results vs. Third-Quarter 2017 Results
Net sales in the third quarter of 2018 increased versus 2017 primarily due to an increase in average selling prices from the pass-through to customers of higher market-driven raw material costs and higher sales volume.
Sales volume in the third quarter of 2018 increased by 8.9% versus 2017 due to higher volume in all of Bonnell’s primary markets. Higher average net selling prices, primarily attributed to an increase in aluminum market prices, had a favorable impact on net sales of $14.7 million, and higher volume improved net sales by $10.9 million. Bonnell Aluminum’s average capacity utilization was in excess of 90% due to the increased demand. Bookings and backlog remain strong.
Operating profit from ongoing operations in the third quarter of 2018 decreased by $0.9 million in comparison to the third quarter of 2017, as higher sales volume ($0.9 million), favorable mix ($1.3 million) and lower healthcare costs ($0.8 million) were more than offset by additional operating costs, including employee-related expenses ($1.1 million), higher supplies and dies ($1.6 million), and higher freight ($0.6 million). These higher operating costs were also partially the result of continued inefficiencies at Bonnell’s Niles, Michigan facility.

On March 8, 2018, the U.S. imposed tariffs of 10% on aluminum ingot and semi-finished aluminum imported into the U.S. from certain countries, including countries from which Bonnell Aluminum has historically sourced aluminum supplies. On April 6, 2018, the U.S. announced sanctions on certain Russian individuals and on companies controlled by those individuals, including United Company RUSAL Plc, Russia’s largest aluminum producer and a substantial supplier of primary aluminum to the U.S. market.  Collectively, these events have resulted in a significant increase in the cost of aluminum ingot used by Bonnell Aluminum to make its products.  The average U.S. Midwest Transaction price, the benchmark price for P1020 high-grade aluminum ingot delivered, averaged $1.14 per pound in the third quarter of 2018, up $0.15 from $0.99 per pound in the third quarter of 2017.  This price peaked at $1.35 per pound on certain days in the second quarter of 2018.  In 2017, aluminum raw materials comprised 43% of Bonnell Aluminum’s average selling price when the U.S. Midwest Transaction price averaged $0.98 per pound.  For the vast majority of its business, Bonnell Aluminum expects to be able to pass through higher aluminum costs to customers.  However, sustained higher costs for aluminum extrusions could result in reduced demand and product substitutions in place of aluminum extrusions, which could materially and negatively affect Bonnell Aluminum’s business and results of operations. In addition, continued sanctions on RUSAL Plc could result in aluminum billet supply shortages in the U.S. aluminum extrusion market, although Bonnell does not currently anticipate any impact of such potential shortages on its access to aluminum.
Year-To-Date 2018 Results vs. Year-To-Date 2017 Results
Net sales in the first nine months of 2018 increased versus 2017 primarily due to the addition of Futura and higher volume. Futura contributed $74.5 million of net sales in the first nine months of 2018 versus $49.8 million for the 7½ months owned during the first nine months of 2017 (acquired on February 15, 2017). Excluding the impact of Futura, the increase in net sales was the result of higher sales volume ($14.5 million) and an increase in average selling prices primarily due to the pass-through to customers of higher market-driven raw material costs and improved mix ($36.3 million).
Volume on an organic basis (which excludes the impact of the Futura acquisition) in the first nine months of 2018 increased by 4.9% versus 2017 due to higher volume in all of Bonnell’s primary markets.
Operating profit from ongoing operations in the first nine months of 2018 increased by $1.0 million in comparison to the first nine months of 2017. Excluding the favorable profit impact of Futura ($1.5 million), operating profit from ongoing operations decreased $0.5 million, primarily due to:

•
Increased operating costs, including freight, employee-related expenses, maintenance and supplies and higher depreciation ($10.0 million), partially offset by higher volume ($2.0 million), favorable mix ($7.3 million) and lower healthcare costs ($0.3 million); and

•
The Company estimates that operating profit from ongoing operations for the nine months ended September 30, 2018, would have been higher by $2.5 million, if not for the continued inefficiencies associated with the new extrusion line at the Niles, Michigan plant.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $8.9 million in the first nine months of 2018 (including $2.4 million associated with Futura), compared to $21.9 million in the first nine months of 2017. Capital expenditures in 2017 included the extrusions capacity expansion project at the facility in Niles, Michigan. Capital expenditures are projected to be $15 million in 2018, including approximately $7 million for infrastructure upgrades and expanded fabrication and machining capabilities, and approximately $8 million for routine items required to support operations. Depreciation expense was $9.9 million in the first nine months of 2018 compared to $8.7 million in the first nine months of 2017, and is projected to be $13 million in 2018. Amortization expense was $2.7 million in the first nine months of 2018 and $2.2 million in the first nine months of 2017, and is projected to be $4 million in 2018.
Corporate Expenses, Interest and Taxes
Pension expense was $7.8 million in the first nine months of 2018, versus $7.6 million in the first nine months of 2017. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $10.4 million in 2018. Corporate expenses, net, increased in the first nine months of 2018 versus 2017 primarily due to higher stock-based employee benefit costs and professional fees for services rendered early in the first quarter of 2018 associated with the Terphane non-cash asset impairment loss that was recognized in the fourth quarter of 2017.
Interest expense was $4.5 million in the first nine months of 2018 in comparison to $4.6 million in the first nine months of 2017, primarily due to higher interest rates offset by lower average debt levels.

The effective tax rate used to compute income taxes in the first nine months of 2018 was 172.1% compared to 14.7% in the first nine months of 2017. The significant differences between the U.S. federal statutory rate and the effective tax rate for the first nine months, including the reduction of the U.S. federal corporate income tax rate pursuant to the U.S. Tax Cuts and Jobs Act enacted in December 2017 from 35% to 21% beginning in 2018, is shown in the table provided in Note 12.
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
Results of Operations
Third Quarter of 2018 Compared with the Third Quarter of 2017
Overall, sales in the third quarter of 2018 increased by 8.2% compared with the third quarter of 2017. Net sales decreased 14.8% in PE Films. Personal Care was down primarily due to lower demand for topsheet, partially offset by increased sales of elastic materials in the third quarter of 2018 versus 2017. Sales were down in Surface Protection, which the Company believes was due to customer inventory corrections. Net sales in Flexible Packaging Films increased 26.7% due to higher demand and additional production from a production line brought back into service in the second quarter of 2018. Net sales increased 20.9% in Aluminum Extrusions primarily due to higher sales volume and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.1% in the third quarter of 2018 compared to 17.8% in the third quarter of 2017. The gross profit margin in PE Films decreased primarily due to lower volume in personal care films and surface protection films, higher operating costs and quality claims against Surface Protection. The gross profit margin in Flexible Packaging Films increased due to significantly lower depreciation and amortization costs in 2018 compared to 2017, resulting from the $101 million non-cash asset impairment charge recognized in the fourth quarter of 2017. The gross profit margin in Aluminum Extrusions decreased primarily as a result of operating inefficiencies relating to the operation of its Niles, Michigan facility. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in cost of goods sold.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 9.7% in the third quarter of 2018, compared with 10.2% in the third quarter of last year. SG&A expenses were virtually flat year-over-year, with the lower SG&A percentage in 2018 being attributable to higher net sales in 2018 versus 2017. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in SG&A.
Plant shutdowns, asset impairments, restructurings and other items in the third quarter of 2018 and 2017 are shown in the segment operating profit table in Note 11 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.

Interest expense was $1.8 million in the third quarter of 2017 compared to $1.3 million in the third quarter of 2018.
Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In Millions)	2018	2017
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$101.3	$189.7
Average interest rate	3.9%	3.2%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$101.3	$189.7
Average interest rate	3.9%	3.2%
First Nine Months of 2018 Compared with the First Nine Months of 2017
Overall, sales in the first nine months of 2018 increased by 10.4% compared with the first nine months of 2017. Net sales decreased 5.1% in PE Films primarily due to lower topsheet volume in Personal Care, partially offset by a market-driven increase in surface protection films sales during the first half of 2018. Net sales in Flexible Packaging Films increased 13.2% due to higher demand and the start up of a previously idle production line in the second quarter of 2018. Net sales increased 21.9% in Aluminum Extrusions primarily due to the inclusion of Futura sales for a full nine months, higher sales volumes and an increase in average selling prices as a result of the pass-through to customers of higher market-driven raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 16.7% in the nine months of 2018, compared to 16.9% in the first nine months of 2017. The gross profit margin in PE Films increased due to higher shipments by Surface Protection in the first six months of 2018 versus 2017. The gross profit margin in Flexible Packaging Films increased primarily due to significantly lower depreciation and amortization costs in 2018 compared to 2017, resulting from the previously mentioned asset impairment charge in 2017. The gross profit margin as a percentage of sales in Aluminum Extrusions declined mainly due to the pass-through to customers of substantially higher aluminum costs, while maintaining the amount of dollar spread between selling prices and raw material costs. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in cost of goods sold.
As a percentage of sales, SG&A and R&D expenses were 9.8% in the first nine months of 2018, compared with 10.6% in the first nine months of last year. SG&A expenses decreased on a percentage basis year-over-year due to the increase in sales. Actual SG&A spending was higher to support the growth of the Company, including Futura, and from higher stock-based employee benefit costs. The 2017 percentages have changed from the amounts disclosed in the prior year due to the retrospective adoption of ASU 2017-07, which resulted in the separate presentation of “Pension and postretirement benefits” expense in the consolidated statements of income. Historically the Company had reported a portion of its pension and postretirement benefit expenses in SG&A.
Plant shutdowns, asset impairments, restructurings and other items in the first nine months of 2018 and 2017 are shown in the segment operating profit table in Note 11 and are described in detail in Note 3. A discussion of unrealized gains and losses on investments can also be found in Note 7.
Interest expense decreased from $4.6 million in the first nine months of 2017 to $4.5 million in the first nine months of 2018, primarily due to higher interest rates offset by lower average debt levels. In February 2017, the Company borrowed $87 million under its Credit Agreement (as defined in Liquidity and Capital Resources) to fund the acquisition of Futura.

Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In Millions)	2018	2017
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$129.6	$177.6
Average interest rate	3.7%	2.9%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$129.6	$177.6
Average interest rate	3.7%	2.9%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2017 to September 30, 2018 are summarized as follows:

•	Accounts and other receivables increased $5.2 million (4.4%).

•
Accounts and other receivables in PE Films decreased by $6.3 million primarily due to lower net sales for certain Personal Care products, a focus on collection efforts and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 45.0 days for the 12 months ended September 30, 2018 and 48.4 days for the 12 months ended December 31, 2017.

•
Accounts and other receivables in Flexible Packaging Films increased by $0.3 million primarily due to higher shipments and the timing of cash receipts. DSO was approximately 45.9 days for the 12 months ended September 30, 2018 and 53.2 days for the 12 months ended December 31, 2017.

•
Accounts and other receivables in Aluminum Extrusions increased by $11.2 million primarily due to higher prices resulting from the pass through of higher metal costs. DSO was approximately 44.7 days for the 12 months ended September 30, 2018 and 43.3 days for the 12 months ended December 31, 2017.

•	Inventories increased $5.9 million (6.8%).

•
Inventories in PE Films decreased by approximately $2.2 million primarily due to lower sales and the timing of raw material purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 56.0 days for the 12 months ended September 30, 2018 and 55.0 days for the 12 months ended December 31, 2017.

•
Inventories in Flexible Packaging Films increased by approximately $3.9 million primarily due to a higher production level leading to more finished goods on hand and the higher levels of raw materials to support increased production. DIO was approximately 71.8 days for the 12 months ended September 30, 2018 and 70.1 days for the 12 months ended December 31, 2017.

•
Inventories in Aluminum Extrusions increased by $4.2 million due to an increase in raw material prices and the timing of purchases. DIO was approximately 33.5 days for the 12 months ended September 30, 2018 and 32.6 days for the 12 months ended December 31, 2017.

•
Net property, plant and equipment decreased $4.8 million (2.2%) primarily due a change in the value of the U.S. dollar relative to foreign currencies ($5.5 million decrease), partially offset by capital expenditures of $25.1 million, which exceeded depreciation expenses of $22.3 million.

•	Goodwill decreased by $46.8 million due to the write-off of all of the goodwill of PE Films’ Personal Care component.

•	Other identifiable intangibles decreased by $3.4 million (8.4%) primarily due to amortization expense of $3.1 million.

•	Accounts payable increased $19.6 million (18.1%).

•
Accounts payable in PE Films decreased $1.9 million due to lower planned production and the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 44.3 days for the 12 months ended September 30, 2018 and 40.6 days for the 12 months ended December 31, 2017.

•
Accounts payable in Flexible Packaging Films increased $3.4 million due to higher production levels and inventory levels to meet market demand and the normal volatility associated with the timing of payments. DPO was approximately 48.0 days for the 12 months ended September 30, 2018 and 42.8 days for the 12 months ended December 31, 2017.

•
Accounts payable in Aluminum Extrusions increased by $18.5 million primarily due to higher volume, an increase in metal prices, negotiation of longer payment terms and the normal volatility associated with the timing of payments. DPO was approximately 50.1 days for the 12 months ended September 30, 2018 and 48.0 days for the 12 months ended December 31, 2017.

•	Accrued expenses increased by $2.7 million (6.4%) from December 31, 2017 due to the accruals of employee related benefits and severance accruals related to the Shanghai transition.
Cash provided by operating activities was $93.0 million in the first nine months of 2018 compared with $53.5 million in the first nine months of 2017. The increase is primarily due to higher operating profit before depreciation and amortization from ongoing operations ($2.5 million) and the net of income tax refunds received in 2018 over income tax payments made in the same period in 2017 ($35.3 million).
Cash used in investing activities was $19.7 million in the first nine months of 2018 compared with $124.2 million in the first nine months of 2017. Cash used in investing activities primarily represents the acquisition of Futura in 2017 for $87.1 million and capital expenditures, which were $25.1 million and $37.2 million in the first nine months of 2018 and 2017, respectively. Additionally, in the first quarter of 2018, the Company received $5 million from escrowed funds related to an earnout from the acquisition of Futura, of which $4.3 million was classified in cash flows for investing activities.
Cash used in financing activities was $70.9 million in the first nine months of 2018 primarily related to net repayments of the Credit Agreement of $61.0 million and the payment of regular quarterly dividends of $10.9 million (33 cents per share). Cash provided by financing activities was $71.8 million in the first nine months of 2017 and was primarily related to net borrowings of $82.0 million under the Credit Agreement to fund the acquisition of Futura for $87.1 million and the payment of regular quarterly dividends of $10.9 million (33 cents per share).
Further information on cash flows for the nine months ended September 30, 2018 and 2017 is provided in the consolidated statements of cash flows.

On March 1, 2016, the Company executed its five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“Credit Agreement”). Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2018 were as follows:

Net Capitalization and Indebtedness as of September 30, 2018
(In thousands)
Net capitalization:
Cash and cash equivalents	$36,776
Debt:
Credit Agreement	91,000
Debt, net of cash and cash equivalents	54,224
Shareholders’ equity	328,771
Net capitalization	$382,995
Indebtedness as defined in Credit Agreement:
Total debt	$91,000
Face value of letters of credit	2,686
Other	308
Indebtedness	$93,994
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
At September 30, 2018, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the Credit Agreement, borrowings are permitted up to $400 million, and approximately $309 million was available to borrow at September 30, 2018 based upon the most restrictive covenants within the Credit Agreement.

The computations of adjusted EBITDA, adjusted EBIT, the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below. Adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement are not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either Net income (loss) or to cash flow.

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended September 30, 2018 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement for the twelve months ended September 30, 2018:
Net income (loss)	$(19,242)
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	6,130
Depreciation and amortization expense for continuing operations	36,002
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	158,764
Charges related to stock option grants and awards accounted for under the fair value-based method	917
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(59,695)
Interest income	(328)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(20,900)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in the Credit Agreement	101,648
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(36,002)
Adjusted EBIT as defined in the Credit Agreement	$65,646
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at September 30, 2018:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.92x
Interest coverage ratio (adjusted EBIT-to-interest expense)	10.71x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$156,766
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50

As of September 30, 2018, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At September 30, 2018, the Company had cash and cash equivalents of $36.8 million, including funds held in locations outside the U.S. of $31.0 million. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2018 and 2017 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30,
	2018		2017
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	5%	—%	5%	—%
Europe	1	8	1	9
Latin America	1	10	2	9
Asia	8	1	9	2
Total	15%	19%	17%	20%
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
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions. Competition in Brazil, Terphane’s primary market, has been exacerbated by global overcapacity in the polyester industry generally, and by particularly acute overcapacity in Latin America. Additional PET capacity from a competitor in Latin America came on line in September 2017. These factors have resulted in significant competitive pricing pressures and U.S. Dollar equivalent margin compression. Moreover, variable conversion, fixed conversion and sales, general and administrative costs for operations in Brazil have been adversely impacted by inflation in Brazil that is higher than in the U.S.  Flexible Packaging Films is exposed to additional foreign exchange translation risk (its functional currency is the Brazilian Real) because almost 90% of Flexible Packaging Films business unit in Brazil, Terphane Ltda.'s (“Terphane Ltda.”) sales are quoted or priced in U.S. Dollars while a large majority of its Brazilian costs are quoted or priced in Brazilian Real.  This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact operating profit for Flexible Packaging Films.
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and underlying Brazilian Real quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$125 million. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 8 for more information on outstanding hedging contracts and this hedging program.
    Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on operating profit from ongoing operations in PE Films of $0.1 million in the third quarter of 2018 compared with the third quarter of 2017 and an unfavorable impact of $1.0 million in the first nine months of 2018 compared to the first nine months of 2017.

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

Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Tredegar carried out an evaluation, with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2018.
Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles and includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). In conducting its assessment of the effectiveness of the Company’s internal controls over financial reporting, management excluded the acquisition of Futura Industries Corporation, which the Company acquired on February 15, 2017, and is included in the Company’s 2017 consolidated financial statements and constituted 7% of consolidated total assets and 8% of consolidated total sales for the year then ended.
Based on this evaluation, the Company’s management initially concluded and disclosed in the 2017 Form 10-K that the Company’s internal control over financial reporting was effective as of December 31, 2017.
However, for the reasons discussed below, management conducted a re-evaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 COSO Framework. In conducting its re-assessment of the effectiveness of the Company’s internal control over financial reporting, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 because of the material weaknesses in internal control over financial reporting discussed below.
As disclosed in the Current Report on Form 8-K filed on May 7, 2018 by the Company, on May 3, 2018, the Company dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm and engaged KPMG LLP (“KPMG”) as its independent registered public accounting firm to audit the Company’s financial statements as of and for the fiscal year ending December 31, 2018. Subsequent to PwC’s dismissal, the Public Company Accounting Oversight Board (the “PCAOB”) conducted an inspection of PwC’s integrated audit of the Company’s 2017 consolidated financial statements included in the 2017 Form 10-K and the Company’s internal control over financial reporting as of December 31, 2017.

Following the PCAOB’s inspection, PwC re-evaluated the Company’s internal control over financial reporting as of December 31, 2017 and identified deficiencies in the following areas (the “Deficiency Areas”):

1.
the Company did not design and maintain effective controls over the review of cash flow forecasts, which are used as inputs into the valuation models for its investment in kaléo, Inc. and intangible assets acquired in a business combination; and

2.	the Company did not design and maintain effective controls over the accuracy and occurrence of revenue in the North American Films and Bonnell Aluminum divisions.
As disclosed in the Current Report on Form 8-K filed on November 1, 2018 by the Company, on October 26, 2018, PwC and the Company concluded that the Deficiency Areas constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017. As a result, Management’s Report on Internal Control Over Financial Reporting and the Evaluation of Disclosure Controls and Procedures included in Item 9A of the 2017 Form 10-K and PwC’s opinion relating to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 included in the 2017 Form 10-K should no longer be relied upon. Additionally, the conclusions relating to the Controls and Procedures included in Item 4 of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018 (the “Prior Forms 10-Q”) should no longer be relied upon due to the material weaknesses described above.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
As of the date of this Form 10-Q, to the knowledge of the Company’s principal executive officer and principal financial officer, the material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements included in the 2017 Form 10-K or the Prior Forms 10-Q. PwC has not informed the Company that their opinion relating to the Company’s consolidated financial statements included in the 2017 Form 10-K should no longer be relied upon. However, PwC continues to perform additional procedures, including an evaluation as to whether an additional material weakness existed with regard to the risk assessment component at the Company under the 2013 COSO Framework. The Company and its outside consultant, an internationally recognized accounting firm, are working with PwC to ensure the additional procedures are completed promptly.
Remediation Plan
To remediate the material weaknesses described above, the Company plans to pursue the following remediation steps:

1.
Review and update, as necessary, the design and documentation of its internal control policies and procedures with respect to its internal control over financial reporting. The Company plans to implement any necessary changes as a result of issues identified in its policies and procedures as promptly as practical and to satisfy documentation requirements under Section 404 of the Sarbanes-Oxley Act.

2.
Ensure that its internal control over financial reporting is properly designed, documented and operating effectively by (i) enhancing the design of existing control activities and/or implementing additional control activities, as needed, (ii) monitoring the operating effectiveness of those controls, and (iii) ensuring that documentation exists to evidence the performance of those controls.

3.	Evaluate and enhance its monitoring activities to ensure the components of internal control under the 2013 COSO Framework are present and functioning.

4.
Design and execute a plan, with appropriate executive sponsorship and with the assistance of outside consultants, to enhance its internal control environment and accomplish the goals of the remediation plan as set forth above.

The Company has hired an outside consultant to assist in achieving the objectives described above. The Company believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. However, by December 31, 2018, the Company’s next annual reporting date, there may not be sufficient time for the Company to remediate all material weaknesses or, if remediated, to test the operating effectiveness of the remediated controls. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. The Company cannot assure you, however, when it will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.

Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the fourth quarter of 2018. As a result, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Risk Factors.

As disclosed in “Item 1A. Risk Factors” in the 2017 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our risk factors since the filing of the 2017 Form 10-K, except for the following:

The Company has identified material weaknesses in its internal control over financial reporting at December 31, 2017. The Company’s failure to establish and maintain effective internal control over financial reporting could result in material misstatements in its consolidated financial statements, and its failure to meet its reporting and financial obligations, which in turn could have a negative impact on its financial condition.
Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. On May 3, 2018, the Company dismissed PwC as its independent registered public accounting firm and engaged KPMG as its independent registered public accounting firm to audit the Company’s financial statements as of and for the fiscal year ending December 31, 2018. As more fully disclosed in Item 4. “Controls and Procedures,” subsequent to PwC’s dismissal, the PCAOB conducted an inspection of PwC’s integrated audit of the Company’s 2017 consolidated financial statements included in the 2017 Form 10-K and its internal control over financial reporting as of December 31, 2017. Following the PCAOB’s inspection, PwC re-evaluated the Company’s internal control over financial reporting as of December 31, 2017 and identified certain deficiencies, which PwC and the Company concluded constituted material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017.
Under standards established by the PCAOB, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Under the criteria set forth in the 2013 COSO Framework, a material weakness in the design of monitoring controls indicates that the Company has not sufficiently developed and/or documented internal controls by which management can review and oversee the Company’s financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skill set or knowledge of the subject matter to perform a proper assessment.
To remediate the material weaknesses, we, with the assistance of our outside consultant, are in the process of implementing certain changes to our internal controls and reviewing the entire control environment to help ensure that there are no other material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, by December 31, 2018, our next annual reporting date, there may not be sufficient time for us to remediate all material weaknesses fully or, if fully remediated, to complete testing of the remediated controls. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan. We cannot assure you, however, when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. Moreover, we cannot assure you that additional material weaknesses will not arise in the future.
Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition.

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

Tredegar Corporation
(Registrant)

Date:	November 8, 2018	/s/ John D. Gottwald
John D. Gottwald
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2018	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)