Form 10-Q
period 2019-03-31
TREDEGAR CORP
filed 2019-05-09
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of May 3, 2019: 33,351,452

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	TG	New York Stock Exchange

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$36,302	$34,397
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,194 in 2019 and $2,937 in 2018	122,947	124,727
Dividend receivable from investment in kaléo	17,582	—
Income taxes recoverable	5,098	6,783
Inventories	100,394	93,810
Prepaid expenses and other	8,493	9,564
Total current assets	290,816	269,281
Property, plant and equipment, at cost	797,577	793,072
Less accumulated depreciation	(565,236)	(564,703)
Net property, plant and equipment	232,341	228,369
Right-of-use leased assets	19,999	—
Investment in kaléo (cost basis of $7,500)	84,100	84,600
Identifiable intangible assets, net	35,396	36,295
Goodwill	81,404	81,404
Deferred income taxes	1,404	3,412
Other assets	3,917	4,012
Total assets	$749,377	$707,373
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$111,202	$112,758
Accrued expenses	40,857	42,495
Lease liability, short-term	2,526	—
Total current liabilities	154,585	155,253
Lease liability, long-term	19,073	—
Long-term debt	110,000	101,500
Pension and other postretirement benefit obligations, net	86,145	88,124
Deferred income taxes	1,092	—
Other noncurrent liabilities	5,861	7,639
Total liabilities	376,756	352,516
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,358,408 shares at March 31, 2019 and 33,176,024 shares at December 31, 2018)	39,587	38,892
Common stock held in trust for savings restoration plan (73,381 shares at March 31, 2019 and 72,883 shares at December 31, 2018)	(1,568)	(1,559)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(97,730)	(96,940)
Gain (loss) on derivative financial instruments	(1,954)	(1,601)
Pension and other post-retirement benefit adjustments	(79,367)	(81,446)
Retained earnings	513,653	497,511
Total shareholders’ equity	372,621	354,857
Total liabilities and shareholders’ equity	$749,377	$707,373
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues and other items:
Sales	$248,466	$258,711
Other income (expense), net	17,110	8,233
	265,576	266,944
Costs and expenses:
Cost of goods sold	200,653	203,189
Freight	9,021	8,790
Selling, general and administrative	22,012	21,829
Research and development	4,485	4,311
Amortization of identifiable intangibles	891	1,029
Pension and postretirement benefits	2,415	2,578
Interest expense	1,232	1,644
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,056	123
Total	241,765	243,493
Income before income taxes	23,811	23,451
Income taxes	4,026	5,287
Net income	$19,785	$18,164

Earnings per share:
Basic	$0.60	$0.55
Diluted	$0.60	$0.55
Shares used to compute earnings per share:
Basic	33,123	32,982
Diluted	33,127	32,988
Dividends per share	$0.11	$0.11
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$19,785	$18,164
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0 in 2019 and tax of $0 in 2018)	(790)	1,906
Derivative financial instruments adjustment (net of tax of $83 in 2019 and tax benefit of $144 in 2018)	(353)	(285)
Amortization of prior service costs and net gains or losses (net of tax of $592 in 2019 and tax of $762 in 2018)	2,079	2,612
Other comprehensive income (loss)	936	4,233
Comprehensive income (loss)	$20,721	$22,397

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$19,785	$18,164
Adjustments for noncash items:
Depreciation	7,168	7,490
Amortization of identifiable intangibles	891	1,029
Amortization of right-of-use lease asset	632	—
Deferred income taxes	2,410	4,834
Accrued pension and post-retirement benefits	2,415	2,578
(Gain)/loss on investment in kaléo accounted for under the fair value method	(17,082)	(8,200)
(Gain)/loss on asset impairments and divestitures	421	—
Net (gain)/loss on disposal of assets	(385)	—
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	1,595	(14,412)
Inventories	(6,794)	1,846
Income taxes recoverable/payable	1,664	6,344
Prepaid expenses and other	1,078	748
Accounts payable and accrued expenses	(2,033)	(4,785)
Lease liability	(640)	—
Pension and postretirement benefit plan contributions	(1,724)	(1,187)
Other, net	1,727	560
Net cash provided by operating activities	11,128	15,009
Cash flows from investing activities:
Capital expenditures	(12,879)	(5,062)
Return of escrowed funds relating to acquisition earn-out	—	4,250
Proceeds from the sale of assets and other	22	—
Net cash used in investing activities	(12,857)	(812)
Cash flows from financing activities:
Borrowings	23,750	24,000
Debt principal payments	(15,250)	(35,000)
Dividends paid	(3,652)	(3,643)
Proceeds from exercise of stock options and other	(815)	(247)
Net cash provided by (used in) financing activities	4,033	(14,890)
Effect of exchange rate changes on cash	(399)	337
Increase (decrease) in cash and cash equivalents	1,905	(356)
Cash and cash equivalents at beginning of period	34,397	36,491
Cash and cash equivalents at end of period	$36,302	$36,135
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2019	$38,892	$497,511	$(1,559)	$(96,940)	$(1,601)	$(81,446)	$354,857
Net income	—	19,785	—	—	—	—	19,785
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(790)	—	—	(790)
Derivative financial instruments adjustment (net of tax of $83)	—	—	—	—	(353)	—	(353)
Amortization of prior service costs and net gains or losses (net of tax of $592)	—	—	—	—	—	2,079	2,079
Cash dividends declared ($0.11 per share)	—	(3,652)	—	—	—	—	(3,652)
Stock-based compensation expense	1,510	—	—	—	—	—	1,510
Issued upon exercise of stock options & other	(815)	—	—	—	—	—	(815)
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance at March 31, 2019	$39,587	$513,653	$(1,568)	$(97,730)	$(1,954)	$(79,367)	$372,621

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2018:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjust.	Total Shareholders’ Equity
Balance at January 1, 2018	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
Net income	—	18,164	—	—	—	—	18,164
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	1,906	—	—	1,906
Derivative financial instruments adjustment (net of tax benefit of $144)	—	—	—	—	(285)	—	(285)
Amortization of prior service costs and net gains or losses (net of tax of $762)	—	—	—	—	—	2,612	2,612
Cash dividends declared ($0.11 per share)	—	(3,643)	—	—	—	—	(3,643)
Stock-based compensation expense	612	—	—	—	—	—	612
Issued upon exercise of stock options & other	(247)	—	—	—	—	—	(247)
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—
Balance at March 31, 2018	$35,112	$501,759	$(1,536)	$(84,272)	$174	$(88,338)	$362,899
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2019, the consolidated results of operations for the three months ended March 31, 2019 and 2018, the consolidated cash flows for the three months ended March 31, 2019 and 2018, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2019 in accordance with U.S. generally accepted accounting principles (GAAP). All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2019 and 2018 for this segment references 13-week periods ended March 31, 2019 and March 25, 2018, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2018 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2018 Form 10-K. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation (see Notes 12 & 13 for additional detail).

2	REVENUE RECOGNITION
As of March 31, 2019 and December 31, 2018, accounts receivable and other receivables, net, were $122.9 million and $124.7 million, respectively, made up of the following:

	March 31,	December 31,
(In thousands)	2019	2018
Customer receivables	$121,949	$122,182
Other accounts and notes receivable	4,192	5,482
Total accounts and other receivables	126,141	127,664
Less: Allowance for bad debts and sales returns	(3,194)	(2,937)
Total accounts and other receivables, net	$122,947	$124,727
For the three months ended March 31, 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of March 31, 2019. Payment terms start from the date of satisfaction of the performance obligation and vary from COD (cash on delivery) to 120 days. The Company’s contracts generally include one performance obligation, which is satisfied at a point in time.
For the three months ended March 31, 2019, revenue recognized from performance obligations related to prior periods (for example, changes in transaction price), was not material.
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

3	GAINS AND LOSSES ASSOCIATED WITH PLANT SHUTDOWNS, ASSET IMPAIRMENTS AND RESTRUCTURINGS, SALES OF ASSETS AND OTHER ITEMS
Plant shutdowns, asset impairments, restructurings, sales of assets and other items are shown in the net sales and operating profit by segment table in Note 11 and are also included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted below.
Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2019 include:

•
Pretax charges of $0.9 million for professional fees associated with the implementation of new accounting guidance and analysis and revisions to the Company’s internal control over financial reporting (included in “Selling, R&D and general expenses” in the condensed consolidated statements of income);

•	Pretax charges of $0.4 million for the write-off of a Personal Care production line at PE Films’ Guangzhou, China facility;

•	Pretax charges of $0.4 million for severance and other employee-related costs associated with restructurings in PE Films;

•
Pretax charges of $0.3 million related to estimated excess costs associated with the ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects by PE Films (included in “Cost of goods sold” in the consolidated statements of income); and

•	Pretax charges of $0.2 million associated with the shutdown of PE Films’ manufacturing facility in Shanghai, China, which consists of other facility-related costs.
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
Results on the Company’s investment in kaléo, which is accounted for under the fair value method, in the first quarter of 2019 include a gain of $17.1 million ($14.3 million after taxes), which included a $17.6 million dividend declared on March 29, 2019, compared to a gain of $8.2 million ($6.4 million after taxes) in the first quarter of 2018 (included in “Other income (expense), net” in the consolidated statements of income). See Note 7 for additional information on investments.
In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produced plastic films used as components for personal care products (“Shanghai transition”).  Production ceased at this plant during the fourth quarter of 2018.  The Company expects to recognize costs associated with exit and disposal activities of $5.0 million from June 2018 to completion, comprised of: (i) retention, severance and related costs ($2.9 million), (ii) customer-related costs ($0.5 million), and (iii) legal, asset disposal and other cash costs ($1.6 million).  In addition, the Company expects non-cash asset write-offs and accelerated depreciation of $0.6 million.  Net annual cash savings from consolidating operations of $1.7 million is expected.  Proceeds from expected property disposals are uncertain. The Company anticipates that these activities, including property disposals, will be completed by the end of 2019.
Total expenses associated with the Shanghai transition were $0.2 million in the three months ended March 31, 2019 and $3.5 million since project inception. Cash expenditures were $0.2 million in the three months ended March 31, 2019 and $2.7 million since project inception.

A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the three months ended March 31, 2019 is as follows:

(In thousands)	Severance (a)	Asset Impairments	Other (b)	Total
Balance at January 1, 2019	$616	$—	$160	$776
Changes in 2019:
Charges	455	404	197	1,056
Cash payments	(242)	—	(226)	(468)
Charges against assets	—	(404)	—	(404)
Reversed to income		—		—
Balance at March 31, 2019	$829	$—	$131	$960
(a) Severance cash spent includes severance payments associated with the Shanghai transition. (b) Other primarily includes other restructuring costs associated with Aluminum Extrusions.

4	INVENTORIES
The components of inventories are as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Finished goods	$25,100	$24,938
Work-in-process	17,192	15,648
Raw materials	39,046	33,741
Stores, supplies and other	19,056	19,483
Total	$100,394	$93,810

5	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Weighted average shares outstanding used to compute basic earnings per share	33,123	32,982
Incremental dilutive shares attributable to stock options and restricted stock	4	6
Shares used to compute diluted earnings per share	33,127	32,988
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three months ended March 31, 2019, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 975,904. For the three months ended March 31, 2018, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 313,834.

6	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2019	$(96,940)	$(1,601)	$(81,446)	$(179,987)
Other comprehensive income (loss) before reclassifications	(790)	(1,011)	—	(1,801)
Amounts reclassified from accumulated other comprehensive income (loss)	—	658	2,079	2,737
Net other comprehensive income (loss) - current period	(790)	(353)	2,079	936
Ending balance, March 31, 2019	$(97,730)	$(1,954)	$(79,367)	$(179,051)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2018:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2018	$(86,178)	$459	$(90,950)	$(176,669)
Other comprehensive income (loss) before reclassifications	1,906	(132)	—	1,774
Amounts reclassified from accumulated other comprehensive income (loss)	—	(153)	2,612	2,459
Net other comprehensive income (loss) - current period	1,906	(285)	2,612	4,233
Ending balance, March 31, 2018	$(84,272)	$174	$(88,338)	$(172,436)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended March 31, 2019 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(617)	Cost of sales
Foreign currency forward contracts, before taxes	(191)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(793)
Income tax expense (benefit)	(135)	Income taxes
Total, net of tax	$(658)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,671)	(a)
Income tax expense (benefit)	(592)	Income taxes
Total, net of tax	$(2,079)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2018 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$232	Cost of sales
Foreign currency forward contracts, before taxes	(41)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	206
Income tax expense (benefit)	53	Income taxes
Total, net of tax	$153
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,374)	(a)
Income tax expense (benefit)	(762)	Income taxes
Total, net of tax	$(2,612)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

7	INVESTMENTS
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. Tredegar owns Series A-3 Preferred Stock and Series B Preferred Stock in kaléo that, taken together, represents on a fully-diluted basis an approximate 20% interest in kaléo. Tredegar accounts for its investment in kaléo under the fair value option. At the time of the initial investment, the Company elected the fair value option of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.
The estimated fair value of the Company’s investment was $101.7 million as of March 31, 2019 and $84.6 million as of December 31, 2018. The fair value estimate at March 31, 2019 includes a receivable of $17.6 million for a cash dividend declared by kaléo on March 29, 2019 and paid on April 30, 2019 (“kaléo dividend”). This is the first dividend that the Company has received on its investment in kaléo. Future dividends are subject to the discretion of kaléo’s board of directors. The Company recognized a gain on its investment in kaléo of $17.1 million ($14.3 million after taxes), which includes the kaléo dividend, in the first quarter of 2019. Gains or losses associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 10.
Kaléo transitioned from a company with net losses in 2017 to a company with net income in 2018. Tredegar’s assessment of kaléo’s risk profile has improved during this transition resulting in a lower discount rate versus a year ago that is applied to kaléo’s projected unlevered after-tax cash flows to estimate kaléo’s enterprise value (“EV”) (the “DCF Method”) and the Company’s underlying share of kaléo’s equity value. Moreover, with net income as well as earnings before interest, taxes, depreciation and amortization (“EBITDA”), the EV of kaléo can also be estimated by applying the EV-to-adjusted EBITDA multiple of guideline public companies to kaléo’s most recent trailing 12-month adjusted EBITDA (the “EBITDA Multiple Method”).
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
The Company’s estimate of kaléo’s EV as of March 31, 2019 was determined by weighting the EBITDA Multiple Method by 80% and the DCF Method by 20%, which was consistent with the weighting applied at December 31, 2018. The heavier weighting towards the EBITDA Multiple Method was due to its heuristic nature and kaléo’s transition and actual performance in 2018, versus the hypothetical nature of the projections used in the DCF Method. The DCF Method projections rely on numerous assumptions and Level 3 inputs, including estimating market growth, market share, pricing, net margins (after allowances for temporary discounts, prompt pay discounts, product returns, wholesaler fees, chargebacks, rebates and copays), selling expenses, R&D expenses, general and administrative expenses, income taxes on unlevered pretax income, working capital, capital expenditures and the risk-adjusted discount rate. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
The table below provides a sensitivity analysis of the estimated fair value at March 31, 2019, of the Company’s investment in kaléo (including the kaléo dividend receivable) for changes in the EBITDA multiple used in applying the EBITDA Multiple Method and the changes in the weighting of the DCF Method.

($ Millions)		EV-to-Adjusted EBITDA Multiple
		6.4 x	7.4 x	8.4 x	9.4 x	10.4 x
Weighting to DCF Method	50%	$90.9	$97.9	$105.0	$112.1	$119.1
	40%	$86.9	$95.4	$103.9	$112.4	$120.8
	30%	$83.0	$92.9	$102.8	$112.7	$122.5
	20%	$79.1	$90.4	$101.7	$113.0	$124.3
	10%	$75.1	$87.9	$100.6	$113.3	$126.0
	—%	$71.2	$85.3	$99.5	$113.6	$127.7

The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $101.7 million estimated fair value reflected in the Company’s financial statements at March 31, 2019.

8	DERIVATIVE FINANCIAL INSTRUMENTS
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $24.6 million (22.2 million pounds of aluminum) at March 31, 2019 and $25.4 million (22.5 million pounds of aluminum) at December 31, 2018.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued Expenses	$25	Accrued Expenses	$20
Liability derivatives: Aluminum futures contracts	Accrued Expenses	(1,284)	Accrued Expenses	$(1,650)
Net asset (liability)		$(1,259)		$(1,630)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$11	Prepaid expenses and other	$37
Liability derivatives: Foreign currency forward contracts	Accrued Expenses	(1,561)	Accrued Expenses	(1,090)
Net asset (liability)		$(1,550)		$(1,053)
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

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,025	3.6690	R$7,430	Apr-19	72%
$2,025	3.6795	R$7,451	May-19	73%
$2,025	3.6904	R$7,473	Jun-19	72%
$1,800	3.8826	R$6,989	Jul-19	65%
$1,800	3.8950	R$7,011	Aug-19	68%
$1,800	3.9070	R$7,033	Sep-19	66%
$1,800	3.9203	R$7,056	Oct-19	67%
$1,800	3.9331	R$7,080	Nov-19	67%
$1,800	3.9455	R$7,102	Dec-19	73%
$1,400	3.8256	R$5,356	Jan-20	51%
$1,400	3.8331	R$5,366	Feb-20	52%
$1,400	3.8377	R$5,373	Mar-20	49%
$1,400	3.8456	R$5,384	Apr-20	50%
$1,400	3.8539	R$5,395	May-20	51%
$1,400	3.8621	R$5,407	Jun-20	50%
$1,400	3.8727	R$5,422	Jul-20	48%
$1,400	3.8850	R$5,439	Aug-20	50%
$1,400	3.8964	R$5,455	Sep-20	49%
$1,400	3.9079	R$5,471	Oct-20	50%
$1,400	3.9187	R$5,486	Nov-20	50%
$1,400	3.9306	R$5,503	Dec-20	54%
$33,675	3.8510	R$129,682		58%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda. forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The net fair value of the open forward contracts was a negative $1.5 million as of March 31, 2019.

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
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2019 and 2018 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2019	2018	2019	2019	2018	2018
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$(246)	$(392)	$—	$(816)	$—	170
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$(617)	$232	$15	$(191)	$15	(41)
As of March 31, 2019, the Company expects $1.2 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2019 and 2018, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

9	PENSION AND OTHER POSTRETIREMENT BENEFITS
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
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income are shown below:

	Pension Benefits		Other PostRetirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Service cost	$—	$5	$8	$10
Interest cost	3,067	2,882	73	69
Expected return on plan assets	(3,404)	(3,761)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	2,729	3,428	(58)	(54)
Net periodic benefit cost	$2,392	$2,554	$23	$25
Pension and other postretirement liabilities were $86.8 million and $88.8 million at March 31, 2019 and December 31, 2018, respectively ($0.6 million included in “Accrued expenses” at March 31, 2019 and December 31, 2018, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s required contributions are expected to be $8.1 million in 2019. Contributions to the pension plan during the first three months of 2019 were $1.7 million. Tredegar funds its other postretirement benefits (life insurance and health benefits) on a claims-made basis; for 2019, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2018, or $0.3 million.

10	OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended March 31,
(In thousands)	2019	2018
Gain on investment in kaléo accounted for under fair value method	$17,082	$8,200
Other	28	33
Total	$17,110	$8,233
The gain on investment in kaléo accounted for under fair value method shown above includes a cash dividend of $17.6 million from kaléo. See Note 7 for more details on the investment in kaléo.

11	BUSINESS SEGMENTS
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

The following table presents net sales and operating profit by segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net Sales
PE Films	$66,779	$93,249
Flexible Packaging Films	33,619	28,437
Aluminum Extrusions	139,047	128,235
Total net sales	239,445	249,921
Add back freight	9,021	8,790
Sales as shown in the Consolidated Statements of Income	$248,466	$258,711
Operating Profit (Loss)
PE Films:
Ongoing operations	$2,951	$14,034
Plant shutdowns, asset impairments, restructurings and other	(1,378)	(1,052)
Flexible Packaging Films:
Ongoing operations	2,859	1,715
Plant shutdowns, asset impairments, restructurings and other	—	—
Aluminum Extrusions:
Ongoing operations	12,085	10,199
Plant shutdowns, asset impairments, restructurings and other	(40)	(53)
Total	16,477	24,843
Interest income	59	56
Interest expense	1,232	1,644
Gain (loss) on investment in kaléo accounted for under fair value method	17,082	8,200
Stock option-based compensation costs	415	86
Corporate expenses, net	8,160	7,918
Income (loss) before income taxes	23,811	23,451
Income taxes (benefit)	4,026	5,287
Net income (loss)	$19,785	$18,164
The following table presents identifiable assets by segment at March 31, 2019 and December 31, 2018:

(In thousands)	March 31, 2019	December 31, 2018
PE Films	$234,301	$231,720
Flexible Packaging Films	59,550	58,964
Aluminum Extrusions	302,153	281,372
Subtotal	596,004	572,056
General corporate	117,071	100,920
Cash and cash equivalents	36,302	34,397
Total	$749,377	$707,373

The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2019 and 2018:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2019	2018
United States	$172,254	$159,562
Exports from the United States to:
Asia	13,493	23,592
Canada	3,605	13,298
Europe	1,360	1,822
Latin America	2,867	3,052
Operations outside the United States:
Brazil	28,138	23,151
The Netherlands	9,587	11,928
Hungary	6,834	8,818
China	230	2,274
India	1,077	2,424
Total	$239,445	$249,921

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2019	2018
PE Films:
Personal care materials	44,855	61,644
Surface protection films	19,888	29,815
LED lighting products & other films	2,036	1,790
Subtotal	66,779	93,249
Flexible Packaging Films	33,619	28,437
Aluminum Extrusions:
Nonresidential building & construction	69,638	65,280
Consumer durables	15,545	15,189
Distribution	8,573	10,971
Automotive	12,627	9,673
Residential building & construction	11,672	9,601
Machinery & equipment	9,923	9,094
Electrical	11,069	8,427
Subtotal	139,047	128,235
Total	239,445	249,921
See the previous page for a reconciliation of net sales to sales (as shown in the Consolidated Statements of Income).

(a)
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

12	INCOME TAXES
Tredegar recorded tax expense of $4.0 million on pretax net income of $23.8 million in the first three months of 2019. Therefore, the effective tax rate in the first three months of 2019 was 16.9%, compared to 22.5% in the first three months of 2018. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2019 and 2018 are as follows:

(In thousands, except percentages)	2019		2018
Three Months Ended March 31,	Amount	%	Amount	%
Income tax expense at federal statutory rate	$5,000	21.0	$4,925	21.0
U.S. Tax on Foreign Branch Income	465	2.0	357	1.5
Foreign rate differences	329	1.4	221	0.9
State taxes, net of federal income tax benefit	180	0.8	321	1.4
Non-deductible expenses	73	0.3	84	0.4
Global Intangible Low Tax Income (GILTI)	—	—	32	0.1
Research and development tax credit	(86)	(0.4)	(100)	(0.4)
Stock-based compensation	(133)	(0.6)	173	0.7
Foreign Derived Intangible Income (FDII)	(194)	(0.8)	(153)	(0.7)
Valuation allowance due to foreign losses and impairments	(253)	(1.1)	(362)	(1.5)
Foreign tax incentives	(436)	(1.8)	(211)	(0.9)
Tax impact of dividend received	(919)	(3.9)	—	—
Effective income tax rate	$4,026	16.9	$5,287	22.5
Tredegar accrues U.S. federal income taxes on unremitted earnings of all foreign subsidiaries where required. However, due to changes in the taxation of dividends under the U.S. Tax Cuts and Jobs Act of 2017, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $0.4 million and $0.2 million in the first three months of 2019 and 2018, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2014.
The Company includes tax-related interest and penalties in income tax expense. As of March 31, 2019, $0.2 million of interest and penalties are accrued as a tax liability. During the first quarter of 2019, no additional interest or penalties were recorded.

13	NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements adopted in 2019:
ASU 2016-02, LEASES (TOPIC 842)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a revised standard on lease accounting. Lessees will need to recognize virtually all of their leases with a term longer than 12 months on the balance sheet, by recording a right-of-use (“ROU”) asset and lease liability. The revised standard requires additional analysis of the components of a transaction to determine if a right-of-use asset is embedded in the transaction that needs to be treated as a lease. Substantial additional disclosures are also required by the revised standard. The revised standard is effective for the Company for fiscal years beginning after December 31, 2018, including the interim periods within those fiscal years. A modified retrospective transition approach which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date is required for leases existing at, or entered into after, the effective date, with certain practical expedients available. The Company elected to use certain transition practical expedients that allow it to elect to not reassess: i) whether expired or existing contracts contain leases under the new definition of a lease; ii) lease classification for expired or existing leases; and iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. The Company adopted the new guidance in the first quarter of 2019, electing the modified retrospective transition approach. The adoption did not have a material effect on the Company’s consolidated financial statements. The most significant impact of the new standard was the recognition of new ROU assets of approximately $21 million and lease liabilities of approximately $22 million for real estate, office equipment and vehicle operating leases.
ASU 2017-12, DERIVATIVES AND HEDGING (TOPIC 815)
In August 2017, the FASB issued amended guidance on the accounting for hedging activities. The amended guidance makes more hedging strategies qualify for hedge accounting. After initial qualification, the amended guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, if the company can reasonably support an expectation of effectiveness throughout the term of the hedge. The amended guidance is effective for annual and interim periods beginning after January 1, 2019, but may be adopted immediately. The Company adopted the amended guidance in the first quarter of 2019 and there was no impact from adoption on the Company’s consolidated financial statements.
ASU 2018-2, REPORTING COMPREHENSIVE INCOME (TOPIC 220)
In February 2018, the FASB issued ASU 2018-2 to provide entities an option to reclassify certain “stranded tax effects” resulting from the recent U.S. tax reform from accumulated other comprehensive income (AOCI) to retained earnings. This new standard takes effect for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has elected to not reclassify the income tax effects resulting from tax reform from AOCI to retained earnings.

14	LEASES
Tredegar has various lease agreements with terms up to 12 years, including leases of real estate, office equipment and vehicles. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.
At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. The Company has elected to not record short-term leases with an original lease term of one year or less in the consolidated balance sheet. To the extent such leases contain renewal options that the Company intends to exercise, the related ROU asset and lease liability are included in the consolidated balance sheet. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally accounts for the lease and non-lease components as a single lease component.
Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases
Operating leases are included in “Right-of-use lease assets”, “Lease liabilities - short-term” and “Lease liabilities - long-term” on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates, adjusted for term and geographic location using country-based swap rates. From reviewing the lease contracts in the implementation effort, the Company found no instance where it could readily determine the rate implicit in the lease.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the quarter ended March 31, 2019.
The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

(In thousands)	As of March 31, 2019
Maturity of Lease Liabilities	Future Lease Payments
2019 (remaining)	2,555
2020	3,379
2021	3,353
2022	2,451
2023	2,344
Thereafter	12,132
Total undiscounted operating lease payments	26,214
Less: Imputed interest	4,615
Present value of operating lease liabilities	21,599

Balance Sheet Classification
Lease liabilities, short-term	2,526
Lease liabilities, long-term	19,073
Total operating lease liabilities	21,599

Other Information:
Weighted-average remaining lease term for operating leases	9 Years
Weighted-average discount rate for operating leases	4.35%

Rental expense was $5.2 million in 2018. Rental commitments under all noncancellable leases as of December 31, 2018, were as follows:

(In thousands)
2019	$4,445
2020	4,007
2021	3,591
2022	2,391
2023	1,245
Remainder	2,630
Total minimum lease payments	$18,309

Cash Flows
An initial right-of-use asset of $21 million was recognized as a non-cash asset addition and an initial lease liability of $22 million was recognized as a non-cash liability addition with the adoption of the new lease accounting standard.
Operating Lease Costs
Operating lease costs were $1.4 million during the first quarter of 2019. These costs are primarily related to long-term operating leases, but also include amounts for variable leases and short-term leases.

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

•	disruption to our manufacturing facilities;

•	an information technology system failure or breach;

•	volatility and uncertainty of the valuation of our investment in kaléo;

•	the impact of the imposition of tariffs and sanctions on imported aluminum ingot used in our aluminum extrusions;

•	the impact of new tariffs or duties imposed as a result of rising trade tensions between the U.S. and other countries;

•	failure to establish and maintain effective internal control over financial reporting;

•	the termination of anti-dumping duties on products imported to Brazil that compete with products produced by Flexible Packaging;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s 2018 Annual Report on Form 10-K (the “2018 Form 10-K”) and Part II, Item 5 of this Form 10-Q. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2018 Form 10-K.
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
First quarter 2019 net income was $19.8 million ($0.60 per share) compared with net income of $18.2 million ($0.55 per share) in the first quarter of 2018. Net income for the first quarter of 2019 had an after-tax gain on the Company’s investment in Kaleo, Inc. (“kaléo”) of $14.3 million ($0.43 per share), which is accounted for under the fair value method, that includes an after-tax dividend of $14.7 million ($0.44 per share) from kaléo (see Note 7 for more details). Other losses related to plant shutdowns, asset impairments, restructurings and other items are described in Note 3. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 11 for a presentation of Tredegar’s net sales and operating profit by segment for the three months ended March 31, 2019 and 2018.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	March 31,
	2019	2018
Sales volume (lbs)	25,846	34,823	(25.8)%
Net sales	$66,779	$93,249	(28.4)%
Operating profit from ongoing operations	$2,951	$14,034	(79.0)%

First Quarter 2019 Results vs. First Quarter 2018 Results

Net sales (sales less freight) in the first quarter of 2019 decreased by $26.5 million versus 2018 primarily due to lower volume in Personal Care and Surface Protection. The volume decline in Personal Care was primarily related to lower sales of topsheet materials used in feminine hygiene products, including a large portion associated with the previously disclosed customer product transition discussed below. Volume for elastics products in Personal Care increased slightly year-over-year.

Net sales in Surface Protection declined in the first quarter of 2019 versus particularly strong sales in the first quarter of 2018, which was a continuation of a very strong market in the second half of 2017. The Company believes that lower sales volume and an unfavorable sales mix resulted from a customer’s inventory build in the first half of 2018 and a slowdown in the mobile phone market in the current quarter. The Company estimates that the previously disclosed customer product transition to alternative processes or materials, which is discussed further in the subsection below, had little impact on sales as lower volume was offset by volume-based higher selling prices.

Operating profit from ongoing operations in the first quarter of 2019 decreased by $11.1 million versus the first quarter of 2018 primarily due to:

•
Lower contribution to profits from Personal Care primarily due to lower volume and unfavorable product mix ($5.9 million), unfavorable pricing ($0.9 million) and unfavorable production cost variances ($1.4 million), partially offset by the net favorable impact of the timing of resin cost passthroughs ($2.0 million), lower selling, general and administrative costs ($1.1 million) and favorable foreign exchange impact ($0.2 million); and

•
Lower contribution to profits from Surface Protection, primarily due to lower volume, which was partially offset by volume-based higher selling prices (net unfavorable impact of $4.5 million), and unfavorable mix ($1.2 million), higher research and development costs ($0.3 million) and obsolete inventory expense ($0.2 million).

In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produced topsheet films used as components for personal care products.  Production ceased at this plant during the fourth quarter of 2018. Net annual cash savings from consolidating operations is projected at $1.7 million, with realized cost savings in the first quarter of 2019 of $0.4 million (reflected in the analysis above). Additional information on costs associated with exit and disposal activities (currently estimated at $5.0 million) and other details are available in Note 3 in the Notes to Financial Statements.
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
The Personal Care component of PE Films had operating profit from ongoing operations plus depreciation and amortization of $0.8 million in the first quarter of 2019 versus $3.1 million in the fourth quarter of 2018. As a result of the decline in sales from the significant product transition discussed above, the Company expects operating profit from ongoing operations plus depreciation and amortization for this component of approximately negative $0.5 million during the first half of 2019. Personal Care projects its operating profit from ongoing operations plus depreciation and amortization to be positive in the second half of 2019 assuming productivity improvement and sales growth targets are achieved.
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications could be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The Company previously believed the transitions could possibly be fully implemented by the fourth quarter of 2019; however, the transitions by the customer continue to encounter delays. If fully implemented, the Company estimates that the annualized adverse impact on future operating profit from this customer shift would be approximately $11 million. To offset the potential adverse impact, the Company is aggressively pursuing and making progress on new surface protection products, applications, markets and customers.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $6.7 million in the first three months of 2019 compared to $1.9 million in the first three months of 2018. The Company’s latest estimate for 2019 includes projected capital expenditures of $33 million including: $12 million of a total $25 million needed to complete the North American capacity expansion for elastics products in Personal Care ($5 million spent in the first quarter of 2019); $4 million for a new scale-up line in Surface Protection to improve development and speed to market for new products; $5 million for other development projects; and $10 million for capital expenditures required to support continuity of current operations.
Depreciation expense was $3.6 million in the first three months of 2019 and $3.8 million in the first three months of 2018. Depreciation expense is projected to be $15 million in 2019.
Flexible Packaging Films
A summary of operating results from ongoing operations for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	March 31,
	2019	2018
Sales volume (lbs)	25,462	23,318	9.2%
Net sales	$33,619	$28,437	18.2%
Operating profit (loss) from ongoing operations	$2,859	$1,715	66.7%

First Quarter 2019 Results vs. First Quarter 2018 Results
Net sales increased in the first quarter of 2019 compared with the first quarter of 2018 due to higher shipments resulting from improved demand and increased selling prices associated with the pass-through of higher resin costs. The higher sales volume was associated with increased production capacity for Terphane’s Brazilian operations resulting from the re-start of a previously idled production line in June 2018.
Terphane’s operating results from ongoing operations in the first quarter of 2019 increased by $1.1 million versus the first quarter of 2018 primarily due to:

•	The benefit from higher volume ($1.6 million) was fully offset by higher production, operating and selling, general and administrative costs;

•
Favorable foreign currency translation of Real-denominated operating costs ($1.1 million), which was offset by a $0.1 million loss on foreign currency forward contracts that partially hedged Real-denominated operating costs; and

•	Benefit from net foreign currency transaction gain of $0.1 million (minimal gains in 2019 versus losses of $0.1 million in 2018).
Terphane’s quarterly financial results have been volatile, and the Company expects continued uncertainty and volatility until industry capacity utilization and the competitive dynamics in Latin America improve.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $1.7 million in the first three months of 2019 compared to $0.6 million in the first three months of 2018. Capital expenditures are projected to be $12 million in 2019, including $7 million for new capacity for value-added products and productivity projects and $5 million for capital expenditures required to support continuity of current operations. Depreciation expense was $0.2 million in the first three months of 2019 and $0.3 million in the first three months of 2018. Depreciation expense is projected to be $1.0 million in 2019. Amortization expense was $0.1 million in the first three months of 2019 and $0.1 million in the first three months of 2018, and is projected to be $0.5 million in 2019.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	March 31,
	2019	2018
Sales volume (lbs)	53,616	51,503	4.1%
Net sales	$139,047	$128,235	8.4%
Operating profit from ongoing operations	$12,085	$10,199	18.5%
First Quarter 2019 Results vs. First Quarter 2018 Results
Net sales in the first quarter of 2019 increased versus 2018 primarily due to higher sales volume and an increase in average selling prices to cover higher operating costs, partially offset by the pass-through of lower metal costs.
Sales volume in the first quarter of 2019 increased by 4.1% versus 2018 mainly due to higher volume in building & construction and automotive markets.
Operating profit from ongoing operations in the first quarter of 2019 increased by $1.9 million in comparison to the first quarter of 2018, due to the following:

•	Higher sales volume and pricing partially offset by higher freight and die costs ($8.5 million net impact); and

•
Higher expenses for labor primarily related to headcount for manufacturing operations associated with anticipated demand ($3.8 million), higher supplies and maintenance costs ($2.2 million) and higher selling, general and administrative expenses ($0.6 million).

The operating profit at the facility in Niles, Michigan was approximately $1 million below expectations and continues to suffer from inefficiencies.

Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $4.4 million in the first three months of 2019 compared to $2.5 million in the first three months of 2018. Capital expenditures are projected to be $18 million in 2019, including approximately $8 million for infrastructure upgrades at the Carthage, Tennessee facility and other productivity improvements, and approximately $10 million required to support continuity of current operations. Depreciation expense was $3.3 million in the first three months of 2019 compared to $3.3 million in the first three months of 2018, and is projected to be $13 million in 2019. Amortization expense was $0.8 million in the first three months of 2019 and $0.9 million in the first three months of 2018, and is projected to be $3 million in 2019.
Corporate Expenses, Interest and Taxes
Pension expense was $2.4 million in the first three months of 2019, versus $2.6 million in the first three months of 2018. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $9.7 million in 2019. Corporate expenses, net, increased in the first three months of 2019 versus 2018 primarily due to higher stock-based employee benefit costs, consulting fees related to new lease accounting and software implementation and identification and remediation of previously disclosed material weaknesses in the Company’s internal control over financial reporting.
Interest expense was $1.2 million in the first three months of 2019 in comparison to $1.6 million in the first three months of 2018, primarily due to lower average debt levels.
The effective tax rate used to compute income taxes in the first three months of 2019 was 16.9% compared to 22.5% in the first three months of 2018. The differences between the U.S. federal statutory rate and the effective tax rate for the first three months is shown in the table provided in Note 12.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2018 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2018, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 13.
Results of Operations
First Quarter of 2019 Compared with the First Quarter of 2018
Overall, sales in the first quarter of 2019 decreased by 4.0% compared with the first quarter of 2018. Net sales decreased 28.4% in PE Films. Personal Care was down primarily due to sales of topsheet materials, including a large portion associated with a previously disclosed customer transition. Sales were down in Surface Protection, which the Company believes was due to a slowdown in the mobile phone market and comparison to particularly strong sales in the prior year. Net sales in Flexible Packaging Films increased 18.2% due to higher demand and additional production from the restart of a previously idled manufacturing line in the second quarter of 2018. Net sales increased 8.4% in Aluminum Extrusions primarily due to higher sales volume and an increase in average selling prices to cover higher operating costs. For more information on net sales and volume, see the Executive Summary.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 15.6% in the first quarter of 2019 compared to 18.1% in the first quarter of 2018. The gross profit margin in PE Films decreased primarily due to lower volume in personal care films and surface protection films, unfavorable production cost variances, and higher operating costs. The gross profit margin in Flexible Packaging Films increased slightly due to higher volume. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher volume and selling prices.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 10.7% in the first quarter of 2019, compared with 10.1% in the first quarter of last year. SG&A expenses were up slightly year-over-year, with the higher SG&A percentage in 2019 being attributable to lower net sales in 2019 versus 2018.
Plant shutdowns, asset impairments, restructurings and other items in the first quarter of 2019 and 2018 are shown in the segment operating profit table in Note 11 and are described in detail in Note 3. A discussion of gains and losses on investments can also be found in Note 7.
Interest expense was $1.2 million in the first quarter of 2019 compared to $1.6 million in the first quarter of 2018.     Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2019	2018
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$108.7	$155.1
Average interest rate	4.1%	3.4%
Fixed-rate and other debt:
Average outstanding debt balance	$—	$—
Average interest rate	n/a	n/a
Total debt:
Average outstanding debt balance	$108.7	$155.1
Average interest rate	4.1%	3.4%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2018 to March 31, 2019 are summarized as follows:

•	Accounts and other receivables decreased $1.8 million (1.4%).

•
Accounts and other receivables in PE Films decreased by $4.3 million primarily due to lower net sales for certain Personal Care products, a focus on collection efforts and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 44.2 days for the 12 months ended March 31, 2019 and 43.2 days for the 12 months ended December 31, 2018.

•
Accounts and other receivables in Flexible Packaging Films decreased by $0.2 million primarily due to the timing of cash receipts. DSO was approximately 40.5 days for the 12 months ended March 31, 2019 and 43.7 days for the 12 months ended December 31, 2018.

•
Accounts and other receivables in Aluminum Extrusions increased by $2.8 million primarily due to the timing of cash receipts. DSO was approximately 46.1 days for the 12 months ended March 31, 2019 and 44.6 days for the 12 months ended December 31, 2018.

•	Inventories increased $6.6 million (7.0%).

•
Inventories in PE Films increased by $0.3 million primarily due to lower sales and the timing of raw material purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 55.0 days for the 12 months ended March 31, 2019 and 54.9 days for the 12 months ended December 31, 2018.

•
Inventories in Flexible Packaging Films increased by approximately $0.2 million primarily due to a higher production level leading to more finished goods on hand. DIO was approximately 85.3 days for the 12 months ended March 31, 2019 and 77.9 days for the 12 months ended December 31, 2018.

•
Inventories in Aluminum Extrusions increased by $6.0 million due to shipments lower than planned and the timing of purchases. DIO was approximately 34.8 days for the 12 months ended March 31, 2019 and 33.5 days for the 12 months ended December 31, 2018.

•	Net property, plant and equipment increased $4.0 million (1.7%) primarily due to capital expenditures of $12.9 million, which exceeded depreciation expenses of $7.2 million.

•	Other identifiable intangibles, net decreased by $0.9 million (2.5%) primarily due to amortization expense of $0.9 million.

•	Accounts payable decreased $1.6 million (1.4%).

•
Accounts payable in PE Films increased $0.6 million due to lower production, longer supplier terms and the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 43.7 days for the 12 months ended March 31, 2019 and 43.7 days for the 12 months ended December 31, 2018.

•
Accounts payable in Flexible Packaging Films decreased $2.5 million due to lower inventory levels and resin prices and the normal volatility associated with the timing of payments. DPO was approximately 54.2 days for the 12 months ended March 31, 2019 and 51.9 days for the 12 months ended December 31, 2018.

•
Accounts payable in Aluminum Extrusions increased by $0.9 million primarily due to higher volume, negotiation of longer payment terms and the normal volatility associated with the timing of payments. DPO was approximately 50.3 days for the 12 months ended March 31, 2019 and 49.7 days for the 12 months ended December 31, 2018.

•	Accrued expenses decreased by $1.6 million (3.9%) from December 31, 2018 due to the reversal of accruals of employee related benefits and severance accruals related to the Shanghai transition.
Cash provided by operating activities was $11.1 million in the first three months of 2019 compared with $15.0 million in the first three months of 2018. The decrease is primarily due to lower operating profit before depreciation and amortization from ongoing operations ($8.5 million).
Cash used in investing activities was $12.9 million in the first three months of 2019 compared with $0.8 million in the first three months of 2018. Cash used in investing activities primarily represents capital expenditures, which were $12.9 million and $5.1 million in the first three months of 2019 and 2018, respectively. Additionally, in the first quarter of 2018, the Company received $5 million from escrowed funds related to an earnout from the acquisition of Futura, of which $4.3 million was classified in cash flows for investing activities.
Cash provided by financing activities was $4.0 million in the first three months of 2019 primarily related to net borrowings from the Credit Agreement of $8.5 million, partially offset by the payment of regular quarterly dividends of $3.7 million (11 cents per share). Cash used in financing activities was $14.9 million in the first three months of 2018 and was primarily related to net repayments of $11.0 million under the Credit Agreement and the payment of regular quarterly dividends of $3.6 million (11 cents per share).
Further information on cash flows for the three months ended March 31, 2019 and 2018 is provided in the consolidated statements of cash flows.

On March 1, 2016, the Company executed its five-year, $400 million secured revolving credit agreement that expires on March 1, 2021 (“Credit Agreement”). Net capitalization and indebtedness as defined under the Credit Agreement as of March 31, 2019 were as follows:

Net Capitalization and Indebtedness as of March 31, 2019
(In thousands)
Net capitalization:
Cash and cash equivalents	$36,302
Debt:
Credit Agreement	110,000
Debt, net of cash and cash equivalents	73,698
Shareholders’ equity	372,621
Net capitalization	$446,319
Indebtedness as defined in Credit Agreement:
Total debt	$110,000
Face value of letters of credit	2,686
Indebtedness	$112,686
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
At March 31, 2019, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 175 basis points. Under the Credit Agreement, borrowings are permitted up to $400 million, and approximately $259 million was available to borrow at March 31, 2019 based upon the most restrictive covenants within the Credit Agreement.

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

Computations of Adjusted EBITDA, Adjusted EBIT, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended March 31, 2019 (In Thousands)

Computations of adjusted EBITDA and adjusted EBIT as defined in the Credit Agreement for the twelve months ended March 31, 2019:
Net income (loss)	$26,464
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	10,265
Interest expense	5,290
Depreciation and amortization expense for continuing operations*	33,344
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $8,289)	56,104
Charges related to stock option grants and awards accounted for under the fair value-based method	1,550
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(372)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(250)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(39,482)
Plus cash dividends declared on investments accounted for under the equity method of accounting	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in the Credit Agreement	92,913
Less: Depreciation and amortization expense for continuing operations (including pro forma for acquisitions and asset dispositions)	(33,344)
Adjusted EBIT as defined in the Credit Agreement	$59,569
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at March 31, 2019:
Leverage ratio (indebtedness-to-adjusted EBITDA)	1.21x
Interest coverage ratio (adjusted EBIT-to-interest expense)	11.26x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($100,000 plus 50% of net income generated for each quarter beginning January 1, 2016)	$179,737
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	2.50
* Excludes the amortization of right-to-use assets required under the new accounting guidance for leases.

As of March 31, 2019, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At March 31, 2019, the Company had cash and cash equivalents of $36.3 million, including funds held in locations outside the U.S. of $26.7 million. The Company believes that existing borrowing availability, current cash balances and cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and dividend requirements for the next 12 months.

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
The volatility of average quarterly prices of low-density polyethylene resin in the U.S. (a primary raw material for PE Films) is shown in the chart below.

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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2019 and 2018 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2019		2018
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	2%	—%	5%	—%
Europe	1	7	1	8
Latin America	1	12	1	9
Asia	6	1	9	2
Total	10%	20%	16%	19%
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
    Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a favorable impact on operating profit from ongoing operations in PE Films of $0.2 million in the first quarter of 2019 compared with the first quarter of 2018.

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

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2019, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2018
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and overseen by the Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements for external purposes in accordance with GAAP and includes policies and procedures that:

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management concluded, as disclosed in the 2018 Form 10-K that the Company’s internal control over financial reporting was not effective as of December 31, 2018, because of the material weaknesses in internal control over financial reporting discussed below.

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
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2018 consolidated financial statements included in the 2018 Form 10-K, expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting.

Remediation Plan
The Company’s remediation efforts are ongoing and it will continue its initiatives to implement and document policies and procedures, and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment will require a substantial effort throughout 2019, and those efforts will extend into 2020. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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

The Company has hired an internationally recognized accounting firm as its outside consultant, to assist in achieving the objectives described above. The Company and its outside consultant have prepared and delivered to the Audit Committee of the Board a detailed implementation schedule for the remediation plan. The Company believes that its remediation plan will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. The Company cannot assure you, however, when it will remediate such weaknesses, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of 2019. As a result, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.	Risk Factors.

As disclosed in “Item 1A. Risk Factors” in the 2018 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. There are no additional material updates or changes to our risk factors since the filing of the 2018 Form 10-K.

Item 6.	Exhibits.

Exhibit Nos.

10.1
Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions (filed as Exhibit 10.3 to Tredegar Corporation’s Registration Statement on Form S-8 (Registration No. 333-230386) and incorporated herein by reference).

31.1
Certification of John M. Steitz, President and Chief Executive Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of D. Andrew Edwards, Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of John M. Steitz, President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Tredegar Corporation
(Registrant)

Date:	May 9, 2019	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2019	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2019	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)