Form 10-Q
period 2019-09-30
TREDEGAR CORP
filed 2019-11-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of November 1, 2019: 33,350,128

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$36,886	$34,397
Restricted cash	7,766	—
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,140 in 2019 and $2,937 in 2018	115,661	124,727
Income taxes recoverable	5,263	6,783
Inventories	85,315	93,810
Prepaid expenses and other	9,438	9,564
Total current assets	260,329	269,281
Property, plant and equipment, at cost	796,829	793,072
Less accumulated depreciation	(560,493)	(564,703)
Net property, plant and equipment	236,336	228,369
Right-of-use leased assets	19,526	—
Investment in kaléo (cost basis of $7,500)	95,500	84,600
Identifiable intangible assets, net	31,010	36,295
Goodwill	81,404	81,404
Deferred income taxes	1,740	3,412
Other assets	5,089	4,012
Total assets	$730,934	$707,373
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$103,926	$112,758
Accrued expenses	47,677	42,495
Lease liability, short-term	2,842	—
Total current liabilities	154,445	155,253
Lease liability, long-term	18,197	—
Long-term debt	68,000	101,500
Pension and other postretirement benefit obligations, net	80,665	88,124
Deferred income taxes	6,816	—
Other noncurrent liabilities	4,976	7,639
Total liabilities	333,099	352,516
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,350,128 shares at September 30, 2019 and 33,176,024 shares at December 31, 2018)	42,708	38,892
Common stock held in trust for savings restoration plan (74,338 shares at September 30, 2019 and 72,883 shares at December 31, 2018)	(1,583)	(1,559)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(103,231)	(96,940)
Gain (loss) on derivative financial instruments	(2,457)	(1,601)
Pension and other post-retirement benefit adjustments	(75,210)	(81,446)
Retained earnings	537,608	497,511
Total shareholders’ equity	397,835	354,857
Total liabilities and shareholders’ equity	$730,934	$707,373

See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues and other items:
Sales	$243,217	$267,294	$739,931	$789,765
Other income (expense), net	10,634	(2,557)	34,840	11,532
	253,851	264,737	774,771	801,297
Costs and expenses:
Cost of goods sold	191,565	217,378	584,799	631,235
Freight	8,986	9,438	26,893	26,667
Selling, general and administrative	23,130	20,676	69,006	63,452
Research and development	4,942	5,150	14,877	14,107
Amortization of identifiable intangibles	3,400	1,022	5,182	3,076
Pension and postretirement benefits	2,415	2,653	7,246	7,809
Interest expense	859	1,318	3,354	4,539
Asset impairments and costs associated with exit and disposal activities, net of adjustments	1,464	1,209	3,595	1,799
Goodwill impairment	—	46,792	—	46,792
Total	236,761	305,636	714,952	799,476
Income (loss) before income taxes	17,090	(40,899)	59,819	1,821
Income tax expense (benefit)	(43)	(6,699)	8,424	3,135
Net income (loss)	$17,133	$(34,200)	$51,395	$(1,314)

Earnings (loss) per share:
Basic	$0.51	$(1.03)	$1.55	$(0.04)
Diluted	$0.51	$(1.03)	$1.55	$(0.04)
Shares used to compute earnings (loss) per share:
Basic	33,271	33,110	33,222	33,056
Diluted	33,285	33,110	33,230	33,056
Dividends per share	$0.12	$0.11	$0.34	$0.33
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Net income (loss)	$17,133	$(34,200)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $775 in 2019 and tax of $0 in 2018)	(6,008)	(2,666)
Derivative financial instruments adjustment (net of tax of $75 in 2019 and tax benefit of $336 in 2018)	(1,124)	(1,701)
Amortization of prior service costs and net gains or losses (net of tax of $593 in 2019 and tax of $789 in 2018)	2,078	2,703
Other comprehensive income (loss)	(5,054)	(1,664)
Comprehensive income (loss)	$12,079	$(35,864)

	Nine Months Ended September 30,
	2019	2018
Net income (loss)	$51,395	$(1,314)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $775 in 2019 and tax benefit of $0 in 2018)	(6,291)	(11,571)
Derivative financial instruments adjustment (net of tax of $24 in 2019 and tax benefit of $316 in 2018)	(856)	(2,891)
Amortization of prior service costs and net gains or losses (net of tax of $1,778 in 2019 and tax of $2,312 in 2018)	6,236	7,926
Other comprehensive income (loss)	(911)	(6,536)
Comprehensive income (loss)	$50,484	$(7,850)
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$51,395	$(1,314)
Adjustments for noncash items:
Depreciation	22,572	22,272
Amortization of identifiable intangibles	5,182	3,076
Amortization of right-of-use lease asset	1,899	—
Goodwill impairment	—	46,792
Deferred income taxes	7,404	1,152
Accrued pension and post-retirement benefits	7,246	7,809
(Gain)/loss on investment in kaléo accounted for under the fair value method	(10,900)	(11,900)
(Gain)/loss on asset impairments and divestitures	519	185
Net (gain)/loss on disposal of assets	(6,328)	(86)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and other receivables	7,715	(13,020)
Inventories	6,625	(9,204)
Income taxes recoverable/payable	1,439	25,912
Prepaid expenses and other	14	(1,655)
Accounts payable and accrued expenses	(223)	29,452
Lease liability	(1,991)	—
Pension and postretirement benefit plan contributions	(6,692)	(7,182)
Other, net	447	705
Net cash provided by operating activities	86,323	92,994
Cash flows from investing activities:
Capital expenditures	(37,214)	(25,078)
Return of escrowed funds relating to acquisition earn-out	—	4,250
Proceeds from the sale of assets and other	10,931	1,108
Net cash used in investing activities	(26,283)	(19,720)
Cash flows from financing activities:
Borrowings	53,000	34,750
Debt principal payments	(86,500)	(95,750)
Dividends paid	(11,322)	(10,943)
Debt financing costs	(1,817)	—
Proceeds from exercise of stock options and other	(854)	1,004
Net cash used in financing activities	(47,493)	(70,939)
Effect of exchange rate changes on cash	(2,292)	(2,050)
Increase in cash, cash equivalents and restricted cash	10,255	285
Cash, cash equivalents and restricted cash at beginning of period	34,397	36,491
Cash, cash equivalents and restricted cash at end of period	$44,652	$36,776
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at July 1, 2019	$41,227	$524,468	$(1,575)	$(97,223)	$(1,333)	$(77,288)	$388,276
Net income	—	17,133	—	—	—	—	17,133
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $775)	—	—	—	(6,008)	—	—	(6,008)
Derivative financial instruments adjustment (net of tax of $75)	—	—	—	—	(1,124)	—	(1,124)
Amortization of prior service costs and net gains or losses (net of tax of $593)	—	—	—	—	—	2,078	2,078
Cash dividends declared ($0.12 per share)	—	(4,001)	—	—	—	—	(4,001)
Stock-based compensation expense	1,481	—	—	—	—	—	1,481
Issued upon exercise of stock options & other	—	—	—	—	—	—	—
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—
Balance at September 30, 2019	$42,708	$537,608	$(1,583)	$(103,231)	$(2,457)	$(75,210)	$397,835

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2019	$38,892	$497,511	$(1,559)	$(96,940)	$(1,601)	$(81,446)	$354,857
Net income	—	51,395	—	—	—	—	51,395
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $775)	—	—	—	(6,291)	—	—	(6,291)
Derivative financial instruments adjustment (net of tax of $24)	—	—	—	—	(856)	—	(856)
Amortization of prior service costs and net gains or losses (net of tax of $1,778)	—	—	—	—	—	6,236	6,236
Cash dividends declared ($0.34 per share)	—	(11,322)	—	—	—	—	(11,322)
Stock-based compensation expense	4,670	—	—	—	—	—	4,670
Issued upon exercise of stock options & other	(854)	—	—	—	—	—	(854)
Tredegar common stock purchased by trust for savings restoration plan	—	24	(24)	—	—	—	—
Balance at September 30, 2019	$42,708	$537,608	$(1,583)	$(103,231)	$(2,457)	$(75,210)	$397,835

The following summarizes the changes in shareholders’ equity for the three month period ended September 30, 2018:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at July 1, 2018	$37,654	$512,840	$(1,544)	$(95,083)	$(731)	$(85,727)	$367,409
Net income (loss)	—	(34,200)	—	—	—	—	(34,200)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(2,666)	—	—	(2,666)
Derivative financial instruments adjustment (net of tax benefit of $336)	—	—	—	—	(1,701)	—	(1,701)
Amortization of prior service costs and net gains or losses (net of tax of $789)	—	—	—	—	—	2,703	2,703
Cash dividends declared ($0.11 per share)	—	(3,651)	—	—	—	—	(3,651)
Stock-based compensation expense	799	—	—	—	—	—	799
Issued upon exercise of stock options & other	78	—	—	—	—	—	78
Tredegar common stock purchased by trust for savings restoration plan	—	8	(8)	—	—	—	—
Balance at September 30, 2018	$38,531	$474,997	$(1,552)	$(97,749)	$(2,432)	$83,024	$328,771

The following summarizes the changes in shareholders’ equity for the nine month period ended September 30, 2018:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2018	$34,747	$487,230	$(1,528)	$(86,178)	$459	$(90,950)	$343,780
Net income (loss)	—	(1,314)	—	—	—	—	(1,314)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(11,571)	—	—	(11,571)
Derivative financial instruments adjustment (net of tax benefit of $316)	—	—	—	—	(2,891)	—	(2,891)
Amortization of prior service costs and net gains or losses (net of tax of $2,312)	—	—	—	—	—	7,926	7,926
Cash dividends declared ($0.33 per share)	—	(10,943)	—	—	—	—	(10,943)
Stock-based compensation expense	2,780	—	—	—	—	—	2,780
Issued upon exercise of stock options & other	1,004	—	—	—	—	—	1,004
Tredegar common stock purchased by trust for savings restoration plan	—	24	(24)	—	—	—	—
Balance at September 30, 2018	$38,531	$474,997	$(1,552)	$(97,749)	$(2,432)	$83,024	$328,771

See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1	BASIS OF PRESENTATION
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of September 30, 2019, the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, the consolidated cash flows for the nine months ended September 30, 2019 and 2018, and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2019 and 2018, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal third quarter for 2019 and 2018 for this segment references 13-week periods ended September 29, 2019 and September 23, 2018, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2018 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2018 Form 10-K. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the consolidated statements of cash flows:

	September 30,	December 31,
(In thousands)	2019	2018
Cash and cash equivalents	$36,886	$34,397
Restricted cash	7,766	—
Total cash, cash equivalents and restricted cash	$44,652	$34,397
Restricted cash as of September 30, 2019 consists of funds received in the second and third quarters of 2019 for the sale of the PE Films idle manufacturing facility in Shanghai, China. The sale of the facility closed in the third quarter of 2019, and a pre-tax gain of $6.3 million was recognized. The Company is in the process of liquidating the legal entity that previously operated the Shanghai facility and received the funds from the sale. Chinese government regulations limit the use of these funds to the purposes of the liquidating entity until the completion of the liquidation process, which the Company expects to be concluded within the next six months.

Trade Name Accelerated Amortization
On October 30, 2019, Bonnell Aluminum announced a rebranding initiative. Bonnell and its subsidiaries, AACOA and Futura, will now all fall under the Bonnell Aluminum brand. The usage of the AACOA and Futura trade names will be discontinued at the end of 2019. In September 2019, management committed to implement the rebranding initiative. Prior to this commitment, the AACOA trade name had an indefinite useful life and a remaining net book value of $4.8 million, and the Futura trade name had an estimated remaining useful life of approximately 10.5 years and a remaining net book value of $5.4 million. As a result of the rebranding initiative, there was a change in estimate in the useful lives for both trade names to 4 months, the point at which the rebranding initiative is estimated to be substantially complete. The non-cash amounts amortized and to be amortized in the third and fourth quarters of 2019, respectively, related to these trade names are as follows:

(in millions)	Three Months Ended
	September 30, 2019	December 31, 2019
AACOA - accelerated	$1.2	$3.6
Futura - accelerated	1.3	3.9
Futura - ongoing[1]	0.1	0.1
Total amortization	$2.6	$7.6
1. Amortization based on original useful life.

2	REVENUE RECOGNITION
As of September 30, 2019 and December 31, 2018, accounts receivable and other receivables, net, were $115.7 million and $124.7 million, respectively, made up of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Customer receivables	$114,112	$122,182
Other accounts and notes receivable	4,689	5,482
Total accounts and other receivables	118,801	127,664
Less: Allowance for bad debts and sales returns	(3,140)	(2,937)
Total accounts and other receivables, net	$115,661	$124,727
For the three and nine months ended September 30, 2019, the Company had no material bad-debt expense and there were no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of September 30, 2019. Payment terms start from the date of satisfaction of the performance obligation and vary from COD (cash on delivery) to 120 days. The Company’s contracts generally include one performance obligation, which is satisfied at a point in time.
For the three and nine months ended September 30, 2019, revenue recognized from performance obligations related to prior periods (for example, changes in transaction price) was not material.
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

3	ASSET IMPAIRMENTS AND COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES
The Company plans to close its PE Films manufacturing facility in Lake Zurich, Illinois, which produces elastic materials. Production at the Lake Zurich plant is expected to cease during the fourth quarter of 2019 with product transfers to the new elastic production line at Terre Haute, Indiana (“Lake Zurich plant shutdown”). As a result of the Lake Zurich plant shutdown, the Company expects to recognize pre-tax cash costs of $7.6 million comprised of (i) customer-related costs ($0.7 million), (ii) severance and other employee related costs ($1.8 million), and (iii) asset disposal and other cash costs ($5.1 million).  In addition, the Company expects non-cash asset write-offs and accelerated depreciation of $1.6 million. Total expenses associated with the Lake Zurich plant shutdown are $1.9 million since project inception. Cash expenditures were $0.2 million and $0.2 million in the three and nine months ended September 30, 2019, respectively. Proceeds from the expected sale of Lake Zurich’s real property are estimated at approximately $5 million. The Company anticipates that the Lake Zurich plant shutdown will be completed by the end of 2020.
The Company plans to consolidate the production of certain PE Films personal care products in Europe over the next twelve months (“PC Europe consolidation”). As a result of this consolidation, the Company expects to recognize pre-tax cash costs of $1.7 million, primarily for severance and customer-related costs. Total expenses associated with the PC Europe consolidation are $0.7 million since project inception. Cash expenditures were $0.1 million in the three and nine months ended September 30, 2019.
In June 2018, the Company announced plans to close its facility in Shanghai, China, which primarily produced plastic films used as components for personal care products (“Shanghai plant shutdown”).  Production ceased at this plant during the fourth quarter of 2018.  Total expenses associated with the Shanghai transition are $4.0 million since project inception. Cash expenditures were $0.2 million and $0.7 million in the three and nine months ended September 30, 2019, respectively, and $3.2 million since project inception. The plant facilities were sold in the third quarter of 2019, resulting in a pre-tax gain of $6.3 million, reported in “Other income (expense), net” in the consolidated statements of income.
Other pre-tax charges include restructuring costs in PE Films for severance in the amounts of $0.1 million and $0.6 million, in the three and nine months ended September 30, 2019, respectively, the write-off of inventory at PE Films’ Personal Care facility in Restag, Hungary in the amount of $0.2 million in the three months ended September 30, 2019, and the write-off of a Personal Care production line at the Guangzhou, China facility in the amount of $0.4 million in the nine months ended September 30, 2019.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the nine months ended September 30, 2019 is as follows.

(In thousands)	Severance	Asset Impairments	Other	Total
Balance at January 1, 2019	$616	$—	$160	$776
Changes in 2019:
Charges:
Shanghai plant shutdown	101	—	625	726
Lake Zurich plant shutdown	720	206	—	926
PC Europe consolidation	594	96	—	690
Other restructuring charges(a)	628	573	52	1,253
	2,043	875	677	3,595
Cash payments	(1,212)	—	(721)	(1,933)
Charges against assets	—	(875)	—	(875)
Balance at September 30, 2019	$1,447	$—	$116	$1,563
(a) Asset impairments not related to restructuring or exit and disposal activities are described in a paragraph above.

4	INVENTORIES
The components of inventories are as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Finished goods	$22,638	$24,938
Work-in-process	13,565	15,648
Raw materials	29,014	33,741
Stores, supplies and other	20,098	19,483
Total	$85,315	$93,810

5	EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Weighted average shares outstanding used to compute basic earnings per share	33,271	33,110	33,222	33,056
Incremental dilutive shares attributable to stock options and restricted stock	14	—	8	—
Shares used to compute diluted earnings per share	33,285	33,110	33,230	33,056
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. For the three and nine months ended September 30, 2019, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,222,000 and 1,224,222, respectively. For the three and nine months ended September 30, 2018, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 178,676 and 236,138, respectively.

6	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2019:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2019	$(96,940)	$(1,601)	$(81,446)	$(179,987)
Other comprehensive income (loss) before reclassifications	(6,291)	(3,065)	—	(9,356)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,209	6,236	8,445
Net other comprehensive income (loss) - current period	(6,291)	(856)	6,236	(911)
Ending balance, September 30, 2019	$(103,231)	$(2,457)	$(75,210)	$(180,898)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2018:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2018	$(86,178)	$459	$(90,950)	$(176,669)
Other comprehensive income (loss) before reclassifications	(11,571)	(3,045)	—	(14,616)
Amounts reclassified from accumulated other comprehensive income (loss)	—	154	7,926	8,080
Net other comprehensive income (loss) - current period	(11,571)	(2,891)	7,926	(6,536)
Ending balance, September 30, 2018	$(97,749)	$(2,432)	$(83,024)	$(183,205)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended September 30, 2019 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(816)	Cost of sales
Foreign currency forward contracts, before taxes	(101)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(902)
Income tax expense (benefit)	(179)	Income taxes
Total, net of tax	$(723)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,672)	(a)
Income tax expense (benefit)	(593)	Income taxes
Total, net of tax	$(2,079)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the nine months ended September 30, 2019 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,039)	Cost of sales
Foreign currency forward contracts, before taxes	(661)	Selling, general & administrative
Foreign currency forward contracts, before taxes	46	Cost of sales
Total, before taxes	(2,654)
Income tax expense (benefit)	(445)	Income taxes
Total, net of tax	$(2,209)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(8,014)	(a)
Income tax expense (benefit)	(1,778)	Income taxes
Total, net of tax	$(6,236)

(a)	This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended September 30, 2018 are summarized as follows:

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
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. Tredegar owns Series A-3 Preferred Stock and Series B Preferred Stock in kaléo that, taken together, represents on a fully-diluted basis an approximate 18.4% interest in kaléo. Tredegar accounts for its investment in kaléo under the fair value option. At the time of the initial investment, the Company elected the fair value option of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.
The estimated fair value of the Company’s investment was $95.5 million as of September 30, 2019 and $84.6 million as of December 31, 2018. The Company recognized net appreciation on its investment in kaléo of $4.3 million ($3.4 million after taxes) in the third quarter of 2019. The net appreciation on its investment of $28.5 million ($23.4 million after taxes) in the first nine months of 2019 included Tredegar’s $17.6 million share of a cash dividend declared by kaléo on March 29, 2019 and paid on April 30, 2019. Future dividends are subject to the discretion of kaléo’s board of directors. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the segment operating profit table in Note 11.
The Company estimated the fair value of its investment in kaléo at September 30, 2019 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to earnings before interest, taxes, depreciation and amortization (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at 10% of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of September 30, 2019 was determined by weighting the EBITDA Multiple Method by 80% and the DCF Method by 20%, which was consistent with the weighting applied at December 31, 2018. The heavier weighting towards the EBITDA Multiple Method was due to its heuristic nature versus the hypothetical nature of the projections used in the DCF Method. The DCF Method projections rely on numerous assumptions and Level 3 inputs, including estimating market growth, market share, pricing, net margins (after allowances for temporary discounts, prompt pay discounts, product returns, wholesaler fees, chargebacks, rebates and copays), selling expenses, R&D expenses, general and administrative expenses, income taxes on unlevered pretax income, working capital, capital expenditures and the risk-adjusted discount rate. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
The table below provides a sensitivity analysis of the estimated fair value at September 30, 2019, of the Company’s investment in kaléo for changes in the EBITDA multiple used in applying the EBITDA Multiple Method and the changes in the weighting of the DCF Method.

($ Millions)		EV-to-Adjusted EBITDA Multiple
		7.0 x	8.0 x	9.0 x	10.0x	11.0x
Weighting to DCF Method	50%	$85.2	$91.4	$97.6	$103.8	$109.9
	40%	$82.1	$89.5	$96.9	$104.3	$111.7
	30%	$78.9	$87.6	$96.2	$104.9	$113.5
	20%	$75.8	$85.6	$95.5	$105.4	$115.3
	10%	$72.6	$83.7	$94.8	$106.0	$117.1
	0%	$69.5	$81.8	$94.2	$106.5	$118.9

The estimated fair value increased from $91.2 million at the Company’s prior valuation date of June 30, 2019, to $95.5 million at the current valuation date of September 30, 2019. This increase of $4.3 million was mainly due to lower deficient working capital, a reduction in the liquidity discount from 15% to 10% and an increase in the EBITDA multiple supported by higher projected growth, partially offset by lower current EBITDA applied to the EBITDA multiple.
The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $95.5 million estimated fair value reflected in the Company’s financial statements at September 30, 2019.

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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $20.2 million (19.1 million pounds of aluminum) at September 30, 2019 and $25.4 million (22.5 million pounds of aluminum) at December 31, 2018.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$20
Liability derivatives: Aluminum futures contracts	Accrued expenses	(1,478)	Accrued expenses	(1,650)
Net asset (liability)		$(1,478)		$(1,630)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$37
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(1,857)	Accrued expenses	(1,090)
Net asset (liability)		$(1,857)		$(1,053)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Flexible Packaging Films business unit in Brazil, Terphane Ltda.'s (“Terphane Ltda.”) U.S. Dollar quoted or priced sales and underlying Brazilian Real (“R$”) quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$130 million at September 30, 2019. Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged

$1,800	3.9203	R$7,056	Oct-19	67%
$1,800	3.9331	R$7,080	Nov-19	67%
$1,800	3.9455	R$7,102	Dec-19	73%
$1,400	3.7966	R$5,315	Jan-20	50%
$1,400	3.8041	R$5,326	Feb-20	51%
$1,400	3.8086	R$5,332	Mar-20	48%
$1,400	3.8163	R$5,343	Apr-20	49%
$1,400	3.8244	R$5,354	May-20	50%
$1,400	3.8323	R$5,365	Jun-20	49%
$1,400	3.8426	R$5,380	Jul-20	47%
$1,400	3.8545	R$5,396	Aug-20	49%
$1,400	3.8656	R$5,412	Sep-20	48%
$1,400	3.8769	R$5,428	Oct-20	49%
$1,400	3.8877	R$5,443	Nov-20	49%
$1,400	3.8997	R$5,460	Dec-20	53%
$22,200	3.8645	R$85,792		53%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The net fair value of the open forward contracts was a negative $1.9 million as of September 30, 2019.
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
The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and nine month periods ended September 30, 2019 and 2018 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2019	2018	2019	2019	2018	2018
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$(449)	$(1,176)	$—	$(1,501)	$—	(1,353)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$(816)	$300	$15	$(101)	$15	(807)
	Nine Months Ended September 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2019	2018	2019	2019	2018	2018
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(1,887)	$(111)	$—	$(1,598)	$—	(3,032)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(2,039)	$1,244	$46	$(661)	$46	(1,226)
As of September 30, 2019, the Company expects $1.0 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and nine month periods ended September 30, 2019 and 2018, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Service cost	$—	$7	$9	$7
Interest cost	3,067	2,818	72	65
Expected return on plan assets	(3,404)	(3,736)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	2,729	3,565	(58)	(75)
Net periodic benefit cost	$2,392	$2,654	$23	$(3)

	Pension Benefits		Other Post-Retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Service cost	$—	$17	$25	$27
Interest cost	9,202	8,582	218	203
Expected return on plan assets	(10,212)	(11,258)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	8,188	10,421	(173)	(183)
Net periodic benefit cost	$7,178	$7,762	$70	$47
Pension and other postretirement liabilities were $81.3 million and $88.8 million at September 30, 2019 and December 31, 2018, respectively ($0.6 million included in “Accrued expenses” at September 30, 2019 and December 31, 2018, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s required contributions are expected to be $8.1 million in 2019. Contributions to the pension plan during the first nine months of 2019 were $6.7 million. Tredegar funds its other postretirement benefits (life insurance and health benefits) on a claims-made basis; for 2019, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2018, or $0.3 million.

10	OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Gain (loss) on investment in kaléo accounted for under fair value method	$4,300	$(2,100)	$28,482	$11,900
Gain on sale of manufacturing plant in Shanghai, China	6,316	—	6,316	—
Other	18	(457)	42	(368)
Total	$10,634	$(2,557)	$34,840	$11,532
The gain on investment in kaléo accounted for under fair value method shown above for the nine months ended September 30, 2019, includes a cash dividend of $17.6 million from kaléo. See Note 7 for more details on the investment in kaléo.

11	BUSINESS SEGMENTS
The Company’s business segments are Aluminum Extrusions, PE Films, and Flexible Packaging Films. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker for purposes of assessing performance.
The following table presents net sales and operating profit by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net Sales
Aluminum Extrusions	$129,506	$147,661	$405,310	$420,455
PE Films	69,837	76,470	205,778	252,177
Flexible Packaging Films	34,888	33,725	101,950	90,466
Total net sales	234,231	257,856	713,038	763,098
Add back freight	8,986	9,438	26,893	26,667
Sales as shown in the Consolidated Statements of Income	$243,217	$267,294	$739,931	$789,765
Operating Profit (Loss)
Aluminum Extrusions:
Ongoing operations	$12,147	$11,730	$38,751	$35,086
Plant shutdowns, asset impairments, restructurings and other	(610)	(297)	(667)	(396)
Trade name accelerated amortization	(2,510)	—	(2,510)	—
PE Films:
Ongoing operations	6,889	4,145	17,606	26,857
Plant shutdowns, asset impairments, restructurings and other	3,834	(2,355)	933	(4,542)
Goodwill impairment charge	—	(46,792)	—	(46,792)
Flexible Packaging Films:
Ongoing operations	4,000	3,609	9,376	6,617
Plant shutdowns, asset impairments, restructurings and other	—	—	—	—
Total	23,750	(29,960)	63,489	16,830
Interest income	56	6	163	290
Interest expense	859	1,318	3,354	4,539
Gain (loss) on investment in kaléo accounted for under fair value method	4,300	(2,100)	28,482	11,900
Unrealized loss on investment property	—	186	—	186
Stock option-based compensation costs	807	415	2,121	806
Corporate expenses, net	9,350	6,926	26,840	21,668
Income (loss) before income taxes	17,090	(40,899)	59,819	1,821
Income tax expense (benefit)	(43)	(6,699)	8,424	3,135
Net income (loss)	$17,133	$(34,200)	$51,395	$(1,314)

The following table presents identifiable assets by segment at September 30, 2019 and December 31, 2018:

(In thousands)	September 30, 2019	December 31, 2018
Aluminum Extrusions	$282,932	$281,372
PE Films	230,236	231,720
Flexible Packaging Films	58,965	58,964
Subtotal	572,133	572,056
General corporate	114,149	100,920
Cash, cash equivalents and restricted cash	44,652	34,397
Total	$730,934	$707,373

The following tables disaggregate the Company’s revenue by geographic area and product group for the three and nine months ended September 30, 2019 and 2018:

Net Sales by Geographic Area (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
United States	$156,469	$176,022	$491,511	$506,769
Exports from the United States to:
Asia	23,344	14,893	61,350	57,370
Latin America	3,332	3,104	8,869	9,810
Canada	2,429	13,451	11,906	40,988
Europe	1,616	1,608	4,493	5,127
Operations outside the United States:
Brazil	29,481	26,591	85,202	73,402
The Netherlands	9,471	11,428	27,508	34,750
Hungary	6,404	7,987	18,400	25,324
India	1,685	396	3,574	3,216
China	—	2,376	225	6,342
Total	$234,231	$257,856	$713,038	$763,098

Net Sales by Product Group
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Aluminum Extrusions:
Nonresidential building & construction	$64,341	$75,870	$202,998	$213,500
Consumer durables	12,939	14,991	44,865	47,300
Automotive	11,091	13,205	36,214	33,992
Residential building & construction	11,110	11,163	33,060	32,976
Electrical	10,468	12,093	31,910	30,243
Machinery & equipment	10,191	11,191	29,585	30,335
Distribution	9,366	9,148	26,678	32,109
Subtotal	129,506	147,661	405,310	420,455
PE Films:
Personal care materials	40,958	57,356	123,770	174,985
Surface protection films	27,052	17,193	76,194	71,926
LED lighting products & other films	1,827	1,921	5,814	5,266
Subtotal	69,837	76,470	205,778	252,177
Flexible Packaging Films	34,888	33,725	101,950	90,466
Total	$234,231	$257,856	$713,038	$763,098
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
Tredegar recorded tax expense of $8.4 million on pretax net income of $59.8 million in the first nine months of 2019. Therefore, the effective tax rate in the first nine months of 2019 was 14.1%, compared to 172.1% in the first nine months of 2018. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first nine months of the year. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the nine months ended September 30, 2019 and 2018 are as follows:

(In thousands, except percentages)	2019		2018
Nine Months Ended September 30,	Amount	%	Amount	%
Income tax expense at federal statutory rate	$12,562	21.0	$383	21.0
U.S. Tax on Foreign Branch Income	2,541	4.2	953	52.3
Foreign rate differences	1,864	3.1	1,159	63.6
State taxes, net of federal income tax benefit	633	1.1	87	4.8
Non-deductible expenses	363	0.6	230	12.6
Goodwill impairment	—	—	1,788	98.2
Valuation allowance for capital loss carry-forwards	—	—	245	13.4
Stock-based compensation	(148)	(0.2)	173	9.5
Changes in estimates related to prior year tax provision	(188)	(0.3)	(414)	(22.7)
Research and development tax credit	(475)	(0.8)	(318)	(17.4)
Foreign Derived Intangible Income (FDII)	(633)	(1.1)	(472)	(25.9)
Tax impact of dividend received	(1,016)	(1.7)	—	—
Foreign tax incentives	(2,157)	(3.6)	(1,344)	(73.8)
Valuation allowance due to foreign losses and impairments	(2,395)	(4.0)	185	10.1
Tax contingency accruals and tax settlements	(2,527)	(4.2)	480	26.4
Effective income tax rate	$8,424	14.1	$3,135	172.1
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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 10-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $2.1 million and $1.3 million in the first nine months of 2019 and 2018, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2014.
In the third quarter of 2019, the IRS concluded its examination of the years 2014, 2015, 2016, and 2017, requiring only minor adjustments for those years. With the audit concluding during the third quarter, the Company considers the years 2014-2017 to be effectively settled, allowing for the reversal of $2.4 million of the reserves previously established for uncertain tax positions.
The Company includes tax-related interest and penalties in income tax expense. As of September 30, 2019, $0.2 million of interest and penalties are accrued as a tax liability. During the nine months ended September 30, 2019, a minimal amount of net interest income was recorded.

13	NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements adopted in 2019:
ASU 2016-02, LEASES (TOPIC 842)
In February 2016, the Financial Accounting Standards Board (“FASB”) issued a revised standard on lease accounting. Lessees will need to recognize virtually all of their leases with a term longer than 12 months on the balance sheet, by recording a right-of-use (“ROU”) asset and lease liability. The revised standard requires additional analysis of the components of a transaction to determine if a right-of-use asset is embedded in the transaction that needs to be treated as a lease. Substantial additional disclosures are also required by the revised standard. The revised standard is effective for the Company for fiscal years beginning after December 31, 2018, including the interim periods within those fiscal years. A modified retrospective transition approach which requires a cumulative-effect adjustment to the opening balance of retained earnings on the effective date is required for leases existing at, or entered into after, the effective date, with certain practical expedients available. The Company elected to use certain transition practical expedients that allow it to elect to not reassess: i) whether expired or existing contracts contain leases under the new definition of a lease; ii) lease classification for expired or existing leases; and iii) whether previously capitalized initial direct costs would qualify for capitalization under Topic 842. The Company adopted the new guidance in the first quarter of 2019, electing the modified retrospective transition approach. The adoption did not have a material effect on the Company’s consolidated financial statements. The most significant impact of the new standard was the recognition of new ROU assets of $21 million and lease liabilities of $22 million for real estate, office equipment and vehicle operating leases.
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
ASU 2018-2, REPORTING COMPREHENSIVE INCOME (TOPIC 220)
In February 2018, the FASB issued ASU 2018-2 to provide entities an option to reclassify certain “stranded tax effects” resulting from the recent U.S. tax reform from accumulated other comprehensive income (AOCI) to retained earnings. This new standard takes effect for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the standard and elected to not reclassify the income tax effects resulting from tax reform from AOCI to retained earnings.

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
ASU 2018-13, FAIR VALUE MEASUREMENT (TOPIC 820)
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all companies for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for all amendments. Further, a company may elect to early adopt the removal or modification of disclosures immediately and delay adoption of the new disclosure requirements until the effective date. The Company plans to adopt all disclosure requirements in the first quarter of 2020 and expects no material impact on the Company’s consolidated financial statements.

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
Operating Leases
Operating leases are included in “Right-of-use lease assets”, “Lease liabilities - short-term” and “Lease liabilities - long-term” on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates, adjusted for term and geographic location using country-based swap rates. From reviewing the lease contracts in the implementation effort upon adoption of ASC 2016-02, the Company found no instance where it could readily determine the rate implicit in the lease.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Depending upon the specific use of the ROU asset, lease expense is included in the “Cost of goods sold”, “Freight”, “Selling, general and administrative”, and “Research and development” line items on the consolidated statements of income. Lease income is not material to the results of operations for the three and nine months ended September 30, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

(In thousands)	As of September 30, 2019
Maturity of Lease Liabilities	Future Lease Payments
2019 (remaining)	$923
2020	3,686
2021	3,473
2022	2,547
2023	2,411
Thereafter	12,182
Total undiscounted operating lease payments	25,222
Less: Imputed interest	4,183
Present value of operating lease liabilities	$21,039

Balance Sheet Classification
Lease liabilities, short-term	$2,842
Lease liabilities, long-term	18,197
Total operating lease liabilities	$21,039

Other Information:
Weighted-average remaining lease term for operating leases	9 Years
Weighted-average discount rate for operating leases	4.32%

Rental expense was $5.2 million in 2018. Rental commitments under all noncancellable leases as of December 31, 2018, were as follows:

(In thousands)
2019	$4,445
2020	4,007
2021	3,591
2022	2,391
2023	1,245
Remainder	2,630
Total minimum lease payments	$18,309

Cash Flows
An initial right-of-use asset of $21 million was recognized as a non-cash asset addition and an initial lease liability of $22 million was recognized as a non-cash liability addition with the adoption of the new lease accounting standard.
Operating Lease Costs
Operating lease costs were $1.5 million and $4.4 million in the third quarter and first nine months of 2019, respectively. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases.

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

At September 30, 2019, the interest cost on debt borrowed under the Credit Agreement was priced at one-month LIBOR plus the applicable credit spread of 150 basis points.
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

The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries. As of September 30, 2019, Tredegar was in compliance with all financial covenants in the Credit Agreement.

16	GOODWILL IMPAIRMENT

The Company assesses goodwill for impairment on an annual basis at a minimum (December 1st of each year) or when events or circumstances indicate that the carrying value may not be recoverable.  In the third quarter of 2018, a goodwill impairment charge of $46.8 million ($38.2 million after taxes) was recognized in PE Films, which represented the entire amount of goodwill associated with the Personal Care component. The operations of PE Films have been adversely impacted by a significant customer product transition in the Personal Care component of PE Films. Based on an evaluation of projections under various business planning scenarios, the Company concluded that the value of the Personal Care component of PE Films was less than the carrying value of underlying working capital and long-lived net assets.

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

Executive Summary
Tredegar is a manufacturer of aluminum extrusions through its Aluminum Extrusions segment, polyethylene plastic films through its PE Films segment, and polyester films through its Flexible Packaging Films segment. Aluminum Extrusions produces high-quality, soft-alloy and medium-strength aluminum extrusions primarily for building and construction, automotive, and specialty, which consists of consumer durables, machinery and equipment, electrical and distribution end-use products. PE Films is composed of surface protection films, personal care materials, polyethylene overwrap films and films for other markets. Flexible Packaging Films produces polyester-based films for use in packaging applications that have specialized properties, such as heat resistance, strength, barrier protection and the ability to accept high-quality print graphics.
Third quarter 2019 net income was $17.1 million ($0.51 per share) compared with a net loss of $34.2 million ($1.03 per share) in the third quarter of 2018.
Net income for the third quarter of 2019 included the following:

•	An after-tax gain on the Company’s investment in Kaleo, Inc. (“kaléo”) of $3.4 million ($0.10 per share), which is accounted for under the fair value method (see Note 7 for more details); and

•	An after-tax gain on the sale of the PE Films’ Personal Care Shanghai manufacturing facility of $5.9 million ($0.18 per share) (see Note 3 for more details).
Net loss for the third quarter of 2018 included the following:

•	An impairment of the total goodwill balance of PE Films’ Personal Care division was recorded in the after-tax amount of $38.2 million ($1.15 per share); and

•	An after-tax loss on the Company’s investment in kaléo of $1.6 million ($0.05 per share).
Other losses related to asset impairments and costs associated with exit and disposal activities are described in Note 3. Losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Net sales (sales less freight) and operating profit from ongoing operations are the measures of sales and operating profit used by the chief operating decision maker of each segment for purposes of assessing performance. See the table in Note 11 for a presentation of Tredegar’s net sales and operating profit by segment for the three and nine months ended September 30, 2019 and 2018.
Aluminum Extrusions
A summary of operating results from ongoing operations for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	September 30,			September 30,
	2019	2018		2019	2018
Sales volume (lbs)	51,404	56,632	(9.2)%	158,657	163,192	(2.8)%
Net sales	$129,506	$147,661	(12.3)%	$405,310	$420,455	(3.6)%
Operating profit from ongoing operations	$12,147	$11,730	3.6%	$38,751	$35,086	10.4%
Third Quarter 2019 Results vs. Third Quarter 2018 Results
Net sales (sales less freight) in the third quarter of 2019 decreased versus 2018 primarily due to lower sales volume and the passthrough of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in the third quarter of 2019 decreased by 9.2% versus 2018. This volume decline, in addition to booking and backlog information for Bonnell Aluminum and industry data, indicates softness across all key end-use markets.
Operating profit from ongoing operations in the third quarter of 2019 increased by $0.4 million in comparison to the third quarter of 2018 due to higher pricing ($7.7 million), partially offset by lower volumes ($3.5 million), higher labor and employee-related expenses ($2.3 million), higher supplies, maintenance and other operating costs ($1.1 million) and higher freight expense ($0.4 million).
In October 2019, Bonnell Aluminum announced that it will implement a selling price increase of $0.035 per pound and an additional 5% on fabrication and finishing services effective on shipments beginning January 6, 2020, or as permissible by contract. The Company estimates that approximately 20% - 25% of Bonnell Aluminum’s net sales relate to applicable value-added fabrication and finishing services. The price increase is in addition to selling price changes that normally occur from the passthrough to customers of aluminum raw material cost volatility. The price increase is expected to offset continuous cost pressures in the current tight market for skilled labor and other areas.
First Nine Months 2019 Results vs. First Nine Months 2018 Results
Net sales in the first nine months of 2019 decreased versus 2018 primarily due to lower volume and the passthrough of lower metal costs, partially offset by an increase in average selling price to cover higher operating costs.
Operating profit from ongoing operations in the first nine months of 2019 increased by $3.7 million in comparison to the first nine months of 2018 primarily due to higher pricing ($18.6 million), partially offset by lower volume ($2.7 million), increased labor and employee-related expenses ($6.3 million), higher supplies, maintenance, utilities and other operating costs ($3.2 million), increased freight costs ($1.7 million), and increased general and administrative expenses ($1.0 million).
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Aluminum Extrusions were $11.8 million in the first nine months of 2019 compared to $8.9 million in the first nine months of 2018. Capital expenditures are projected to be $15 million in 2019, including approximately $6 million for infrastructure upgrades at the Carthage, Tennessee facility and other productivity improvements, approximately $2 million for fabrication and automation capabilities, and approximately $7 million required to support continuity of current operations. Depreciation expense was $10.2 million in the first nine months of 2019 compared to $9.9 million in the first nine months of 2018, and is projected to be $14 million in 2019. Amortization expense was $4.8 million in the first nine months of 2019 and $2.7 million in the first nine months of 2018, and is projected to be $13 million in 2019. See Note 1 in the Notes to the Consolidated Interim Financial Statements for additional details on the increase in amortization expense in 2019.
PE Films
A summary of operating results from ongoing operations for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	September 30,			September 30,
	2019	2018		2019	2018
Sales volume (lbs)	26,411	29,597	(10.8)%	77,768	94,519	(17.7)%
Net sales	$69,837	$76,470	(8.7)%	$205,778	$252,177	(18.4)%
Operating profit from ongoing operations	$6,889	$4,145	66.2%	$17,606	$26,857	(34.4)%

Third Quarter 2019 Results vs. Third Quarter 2018 Results

Net sales in the third quarter of 2019 decreased by $6.6 million versus 2018 primarily due to lower sales in Personal Care. Surface Protection sales increased $10 million while Personal Care sales decreased $16 million.

Net sales in Surface Protection increased in the third quarter of 2019 versus the third quarter of 2018 due to higher volume and selling prices, and quality claims in 2018 that did not recur in 2019. As discussed further below, a possible customer product transition in Surface Protection continues to be delayed. Net sales decreased in Personal Care as a result of lower volume in most product categories from competitive pressures ($14 million), including a large portion associated with the previously disclosed customer product transition discussed below. In addition, net sales were adversely impacted by unfavorable product mix and pricing and the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar.

Operating profit from ongoing operations in the third quarter of 2019 increased by $2.7 million versus the third quarter of 2018 primarily due to:

•
Higher contribution to profits from Surface Protection of $7.5 million, primarily due to higher volume and selling prices (net favorable impact of $4.3 million), quality claims in 2018 that did not recur in 2019 ($2.4 million), improved operating efficiencies ($0.5 million) and favorable resin prices ($0.5 million);

•
Lower contribution to profits from Personal Care of $4.4 million, primarily due to lower volume ($5.2 million), unfavorable mix and pricing ($2.0 million), unfavorable production efficiencies ($0.8 million) and an unfavorable foreign exchange impact ($0.3 million), partially offset by the favorable timing in the passthrough of changes in resin prices ($1.0 million), and lower fixed manufacturing ($2.2 million) and selling, general and administrative costs ($0.7 million); and

•	An unfavorable variance in other components of PE Films of $0.4 million.
Customer Product Transitions in Surface Protection and Personal Care
The Surface Protection component of PE Films supports manufacturers of optical and other specialty substrates used in flat panel display products. These films are primarily used by customers to protect components of displays in the manufacturing and transportation process and then discarded.
The Company previously reported the risk that a portion of its film products used in surface protection applications could be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The full transition continues to encounter delays, resulting in higher than expected sales to this customer in 2019. The Company estimates that during the next four quarters the adverse impact on operating profit from this customer shift versus the last four quarters ended September 30, 2019 could possibly be $14 million. To offset the potential adverse impact, the Company is aggressively pursuing and making progress generating sales from new surface protection products, applications and customers.
The Company previously disclosed a significant customer product transition that is underway in the Personal Care component of PE Films. The annual sales for this product for Personal Care in 2018 was approximately $70 million. During 2019, the Company expects sales for the product of $30 to $35 million. The timing of the possible future loss of these remaining sales is uncertain.
Personal Care had operating profit from ongoing operations plus depreciation and amortization of $3.1 million in the fourth quarter of 2018 and $0.5 million in the first nine months of 2019, and expects negative $1.3 million during the fourth quarter of 2019. Competitive pressures have led Personal Care to miss its sales and margin goals in 2019. Management continues to focus on new business development and cost reduction initiatives.
First Nine Months 2019 Results vs. First Nine Months 2018 Results
Net sales in the first nine months of 2019 decreased by $46 million versus 2018 due to lower sales in Personal Care of $51 million. The decline in sales in Personal Care was primarily due to lower volume in most product categories from competitive pressures ($40 million), including a large portion associated with the previously disclosed customer product transition. In addition, net sales were adversely impacted by mix, the timing in the passthrough of changes in resin prices and the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar.
Operating profit from ongoing operations in the first nine months of 2019 decreased by $9.3 million versus 2018 primarily due to:

•
Higher contribution to profits from Surface Protection of $6.7 million, primarily due to higher selling prices ($6.1 million), quality claims in 2018 that did not recur in 2019 ($3.7 million), production efficiencies ($1.5 million), and favorable raw material costs ($1.1 million), partially offset by lower volume and unfavorable mix (net impact of $5.3 million) and higher fixed and general and administrative costs ($0.5 million); and

•
Lower contribution to profits from Personal Care of $15.9 million primarily due to lower volume and unfavorable mix ($15.3 million), unfavorable pricing ($3.9 million), unfavorable production efficiencies ($3.4 million), and the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar ($0.3 million), partially offset by the timing in the passthrough of changes in resin prices ($1.4 million), lower fixed manufacturing ($3.4 million) and selling, general and administrative costs ($2.5 million).

Capital Expenditures, Depreciation & Amortization
Capital expenditures in PE Films were $19.5 million in the first nine months of 2019 compared to $13.5 million in the first nine months of 2018. The Company’s latest estimate for 2019 includes projected capital expenditures of $27 million including: $12 million of a total $25 million which completed the North American capacity expansion for elastics products in Personal Care; $4 million for a new scale-up line in Surface Protection to improve development and speed to market for new products; $4 million for other development projects; and $10 million for capital expenditures required to support continuity of current operations.
Depreciation expense was $11.4 million in the first nine months of 2019 and $11.7 million in the first nine months of 2018. Depreciation expense is projected to be $15 million in 2019.
Flexible Packaging Films
A summary of operating results from ongoing operations for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Nine Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, Except Percentages)	September 30,			September 30,
	2019	2018		2019	2018
Sales volume (lbs)	27,920	27,258	2.4%	79,841	74,276	7.5%
Net sales	$34,888	$33,725	3.4%	$101,950	$90,466	12.7%
Operating profit from ongoing operations	$4,000	$3,609	10.8%	$9,376	$6,617	41.7%
Third Quarter 2019 Results vs. Third Quarter 2018 Results
Net sales increased in the third quarter of 2019 compared to the third quarter of 2018 due to higher sales volume and increased selling prices.
Terphane’s operating results from ongoing operations in the third quarter of 2019 increased by $0.4 million versus the third quarter of 2018 primarily due to:

•	Higher volume ($0.3 million) and higher selling prices ($1.0 million), partially offset by higher fixed and variable costs ($0.9 million);

•	Net unfavorable foreign currency translation of Real-denominated operating costs ($0.4 million); and

•	Foreign currency transaction gains of $0.3 million in 2019 versus losses of $0.1 million in 2018.
First Nine Months 2019 Results vs. First Nine Months 2018 Results
Net sales increased in the first nine months of 2019 compared to the first nine months of 2018 due to higher sales volume and increased selling prices.
Terphane’s operating results from ongoing operations in the first nine months of 2019 increased by $2.8 million versus the first nine months of 2018 primarily due to:

•	Higher volume ($2.2 million) and higher selling prices ($1.8 million), partially offset by higher fixed and variable costs, including costs related to a restarted line ($2.3 million);

•	Net favorable foreign currency translation of Real-denominated operating costs of $0.3 million; and

•	Foreign currency transaction gains of $0.3 million in 2019 versus losses of $0.5 million in 2018.
Capital Expenditures, Depreciation & Amortization
Capital expenditures in Terphane were $5.7 million in the first nine months of 2019 compared to $2.3 million in the first nine months of 2018. Capital expenditures are projected to be $10 million in 2019, including $5 million for new capacity for value-added products and productivity projects and $5 million for capital expenditures required to support continuity of current operations. Depreciation expense was $0.8 million in the first nine months of 2019 and $0.6 million in the first nine months of 2018. Depreciation expense is projected to be $1.0 million in 2019. Amortization expense was $0.3 million in the first nine months of 2019 and $0.3 million in the first nine months of 2018, and is projected to be $0.5 million in 2019.

Corporate Expenses, Interest and Taxes
Pension expense was $7.2 million in the first nine months of 2019, versus $7.8 million in the first nine months of 2018. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $9.7 million in 2019. Corporate expenses, net, increased in the first nine months of 2019 versus 2018 primarily due to higher stock-based employee compensation ($1.3 million), and consulting fees ($3.5 million) related to the identification and remediation of previously disclosed material weaknesses in the Company’s internal control over financial reporting, business development activities, and implementation of new accounting guidance.
Interest expense was $3.4 million in the first nine months of 2019 in comparison to $4.5 million in the first nine months of 2018, primarily due to lower average debt levels.
The effective tax rate used to compute income taxes in the first nine months of 2019 was 14.1% compared to 172.1% in the first nine months of 2018. The tax rate in 2018 was affected by a pretax loss caused by a non-deductible goodwill impairment charge of $46.8 million. The differences between the U.S. federal statutory rate and the effective tax rate for the first nine months is shown in the table provided in Note 12.
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
Results of Operations
Third Quarter of 2019 Compared with the Third Quarter of 2018
Overall, sales in the third quarter of 2019 decreased by 9.0% compared with the third quarter of 2018. Net sales decreased 12.3% in Aluminum Extrusions primarily due to lower sales volume and the passthrough of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales decreased 8.7% in PE Films. Personal Care volume declined in most product categories due to competitive pressures, including a large portion associated with a previously disclosed customer transition. In addition, net sales were adversely impacted by unfavorable product mix and the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar. Net sales in Flexible Packaging Films increased 3.4% due to higher sales volume and increased selling prices. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.5% in the third quarter of 2019 compared to 15.1% in the third quarter of 2018. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher selling prices. The gross profit margin in PE Films increased primarily due to higher profits in Surface Protection as a result of higher sales volume and selling prices and quality claims in 2018 that did not recur in 2019. The gross profit margin in Flexible Packaging Films decreased slightly due to higher operating costs, partially offset by higher sales volume and selling prices.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses were 11.5% in the third quarter of 2019, compared with 9.7% in the third quarter of last year. SG&A expenses were up year-over-year, while net sales decreased. Increased spending was due to higher stock-based employee compensation and consulting fees associated with remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting, business development activities, and implementation of new accounting guidance.
Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the third quarter of 2019 and 2018 detailed below are shown in the statements of net sales and operating profit by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Three Months Ended September 30,
	2019	2018
Aluminum Extrusions:
Losses from sale of assets, investment writedowns and other items:
Wind damage to roof of Elkhart, Indiana plant[2]	$0.3	$0.1
Environmental charges at Carthage Tennessee plant[1]	0.3	0.2
Total for Aluminum Extrusions	$0.6	$0.3

PE Films:
(Gains)/losses associated with plant shutdowns, asset impairments and restructurings:
Shanghai plant shutdown:
Asset-related expenses	$0.2	$—
Employee-related expenses	—	1.1
Employee related expenses - administrative[1]	—	0.2
Gain from sale of plant[3]	(6.3)	—
Accelerated depreciation[1]	—	0.4
Consolidation of Personal Care manufacturing facilities - U.S. and Europe:[4]
Severance	0.5	—
Lake Zurich, Illinois plant shutdown and transfer of production to new elastics lines in Terre Haute, Indiana:[4]
Severance	0.5	—
Accelerated depreciation[1]	0.5	—
Product qualifications[1]	0.1	—
Reserve for inventory impairment - Personal Care's Hungary facility	0.2	—
Other restructuring costs - severance	0.1	0.2
Total	(4.2)	1.9

Losses from sale of assets, investment writedowns and other items:
Estimated excess costs associated with ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects[1]	0.3	0.2
Costs to prepare a market study[2]	—	0.2
Total	0.3	0.4

Total for PE Films	$(3.9)	$2.3

Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$1.6	$0.2
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
4. See additional details in Note 3.

Interest expense was $0.9 million in the third quarter of 2019 compared to $1.3 million in the third quarter of 2018, primarily due to lower average debt levels. Average debt outstanding and interest rates were as follows:

	Three Months Ended September 30,
(In Millions)	2019	2018
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$71.1	$101.3
Average interest rate	3.9%	3.9%

First Nine Months 2019 Results vs. First Nine Months 2018 Results
Overall, sales in the first nine months of 2019 decreased by 6.3% compared with the first nine months of 2018. Net sales decreased 3.6% in Aluminum Extrusions primarily due to lower sales volume and the passthrough of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales decreased 18.4% in PE Films. Personal Care volume declined in most product categories due to competitive pressures, including a large portion associated with a previously disclosed customer transition. In addition, net sales were adversely impacted by mix, the timing in the passthrough of changes in resin prices and the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar. Net sales in Flexible Packaging Films increased 12.7% due to higher sales volume generated by additional production from the restart of a previously idled manufacturing line in the second quarter of 2018 and increased selling prices. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 17.3% in the first nine months of 2019 compared to 16.7% in the first nine months of 2018. The gross profit margin in Aluminum Extrusions increased primarily as a result of higher selling prices. The increase in gross profit margin in PE Films was primarily due to higher sales at improved margins in Surface Protection. The gross profit margin in Flexible Packaging Films was flat with the prior year.
As a percentage of sales, SG&A and R&D expenses were 11.3% in the first nine months of 2019, compared with 9.8% in the first nine months of last year. SG&A expenses were up year-over-year, while net sales declined. Increased spending was due to higher stock-based employee compensation and consulting fees due to to remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting, business development activities, and implementation of new accounting guidance.

Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first nine months of 2019 and 2018 detailed below are shown in the statements of net sales and operating profit by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

($ in millions)	Nine Months Ended September 30,
	2019	2018
Aluminum Extrusions:
Losses associated with plant shutdowns, asset impairments and restructurings:
Other restructuring costs - severance	$—	$0.1

Losses from sale of assets, investment writedowns and other items:
Wind damage to roof of Elkhart, Indiana plant[2]	0.3	0.1
Environmental charges at Carthage Tennessee plant[1]	0.3	0.2
Total	0.6	0.3
Total for Aluminum Extrusions	$0.6	$0.4

PE Films:
(Gains)/losses associated with plant shutdowns, asset impairments and restructurings:
Shanghai plant shutdown:
Asset-related expenses	$0.6	$0.1
Employee-related expenses	0.1	1.4
Employee related expenses - administrative[1]	—	0.3
Gain from sale of plant[3]	(6.3)	—
Accelerated depreciation[1]	—	0.5
Consolidation of Personal Care manufacturing facilities - U.S. and Europe:[4]
Severance	0.6	—
Asset impairment	0.1	—
Lake Zurich, Illinois plant shutdown and transfer of production to new elastics lines in Terre Haute, Indiana:[4]
Severance	0.7	—
Asset impairment	0.2	—
Accelerated depreciation[1]	0.8	—
Product qualifications[1]	0.2	—
Reserve for inventory impairment - Personal Care's Hungary facility	0.2	—
Other restructuring costs - severance	0.7	0.3
Write-off Personal Care production line - Guangzhou, China facility	0.4	—
Total	(1.7)	2.6

Losses from sale of assets, investment writedowns and other items:
Estimated excess costs associated with ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects[1]	0.8	1.7
Costs to prepare a market study[2]	—	0.2
Total	0.8	1.9

Total for PE Films	$(0.9)	$4.5

Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$4.5	$0.5
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
4. See additional details in Note 3.

Interest expense was $3.4 million in the first nine months of 2019 compared to $4.5 million in the first nine months of 2018, primarily due to lower average debt levels. Average debt outstanding and interest rates were as follows:

	Nine Months Ended September 30,
(In Millions)	2019	2018

Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$93.1	$129.6
Average interest rate	4.1%	3.7%
Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2018 to September 30, 2019 are summarized as follows:

•	Accounts and other receivables decreased $9.1 million (7.3%).

•
Accounts and other receivables in Aluminum Extrusions decreased by $4.4 million primarily due to lower sales volume and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 47.5 days for the 12 months ended September 30, 2019 and 44.6 days for the 12 months ended December 31, 2018.

•
Accounts and other receivables in PE Films decreased by $6.5 million primarily due to lower net sales for Personal Care products, a focus on collection efforts and the timing of cash receipts. DSO was approximately 43.5 days for the 12 months ended September 30, 2019 and 43.2 days for the 12 months ended December 31, 2018.

•
Accounts and other receivables in Flexible Packaging Films increased by $1.9 million primarily due to the timing of cash receipts. DSO was approximately 37.5 days for the 12 months ended September 30, 2019 and 43.7 days for the 12 months ended December 31, 2018.

•	Inventories decreased $8.5 million (9.1%).

•
Inventories in Aluminum Extrusions decreased by $0.9 million due to the timing of purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 37.7 days for the 12 months ended September 30, 2019 and 33.5 days for the 12 months ended December 31, 2018.

•
Inventories in PE Films decreased by $2.4 million primarily due to lower sales and the timing of raw material purchases. DIO was approximately 54.2 days for the 12 months ended September 30, 2019 and 54.9 days for the 12 months ended December 31, 2018.

•
Inventories in Flexible Packaging Films decreased by approximately $5.2 million primarily due to a reduction of finished goods on hand and overall reduction in raw material levels. DIO was approximately 95.1 days for the 12 months ended September 30, 2019 and 77.9 days for the 12 months ended December 31, 2018.

•
Net property, plant and equipment increased $8.0 million (3.5%) primarily due to capital expenditures of $37.2 million, which exceeded depreciation expenses of $22.6 million, disposals of fixed assets of $4.6 million and the effect of changes in foreign exchange rates of $3.3 million.

•	Other identifiable intangibles, net decreased by $5.3 million (14.6%) due to amortization expense of $5.2 million, which includes the acceleration of trade name amortization of $2.5 million.

•	Accounts payable decreased $8.8 million (7.8%).

•
Accounts payable in Aluminum Extrusions decreased by $4.8 million primarily due to lower volume and the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 48.3 days for the 12 months ended September 30, 2019 and 49.7 days for the 12 months ended December 31, 2018.

•
Accounts payable in PE Films decreased $0.5 million due to the normal volatility associated with the timing of payments. DPO was approximately 43.7 days for the 12 months ended September 30, 2019 and 43.7 days for the 12 months ended December 31, 2018.

•
Accounts payable in Flexible Packaging Films decreased $3.5 million due to lower inventory levels and the normal volatility associated with the timing of payments. DPO was approximately 55.5 days for the 12 months ended September 30, 2019 and 51.9 days for the 12 months ended December 31, 2018.

•
Accrued expenses increased by $5.2 million (12.2%) from December 31, 2018 primarily due to higher stock-based compensation accruals and accruals for severance payments related to restructurings and plant shutdowns in Personal Care.

Cash provided by operating activities was $86.3 million in the first nine months of 2019 compared with $93.0 million in the first nine months of 2018. The decrease is primarily due to the net of income tax refunds received in 2018 over income tax payments made in the same period in 2019 ($25.0 million), partially offset by the receipt of a $17.6 million dividend from kaléo in 2019.
Cash used in investing activities was $26.3 million in the first nine months of 2019 compared with $19.7 million in the first nine months of 2018. Cash used in investing activities primarily represents capital expenditures, which were $37.2 million and $25.1 million in the first nine months of 2019 and 2018, respectively. Additionally, in the first quarter of 2018, the Company received $5 million from escrowed funds related to an earnout from the acquisition of Futura, of which $4.3 million was classified as cash flows used in investing activities.
Cash used in financing activities of $47.5 million in the first nine months of 2019 was primarily related to net repayments of $35.3 million (including debt financing fees of $1.8 million) under the Credit Agreement and the payment of regular quarterly dividends of $11.3 million (34 cents per share). Cash used in financing activities of $70.9 million in the first nine months of 2018 was primarily related to net repayments of $61.0 million under the Credit Agreement (as defined below) and the payment of regular quarterly dividends of $10.9 million (33 cents per share).
Further information on cash flows for the nine months ended September 30, 2019 and 2018 is provided in the consolidated statements of cash flows.
On June 28, 2019, Tredegar entered into a $500 million five-year, secured revolving credit agreement (“Credit Agreement”), with an option to increase that amount by $100 million. The Credit Agreement amends and restates the Company’s previous $400 million five-year, secured revolving credit agreement that was due to expire on March 1, 2021.
Net capitalization and indebtedness as defined under the Credit Agreement as of September 30, 2019 were as follows:

Net Capitalization and Indebtedness as of September 30, 2019
(In thousands)
Net capitalization:
Cash and cash equivalents	$36,886
Debt:
Credit Agreement	68,000
Debt, net of cash and cash equivalents	31,114
Shareholders’ equity	397,835
Net capitalization	$428,949
Indebtedness as defined in Credit Agreement:
Total debt	$68,000
Other	—
Indebtedness	$68,000

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
At September 30, 2019, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 150 basis points. Under the Credit Agreement, borrowings are permitted up to $500 million, and approximately $376 million was available to borrow at September 30, 2019 based upon the most restrictive covenants within the Credit Agreement.
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

Computations of Adjusted EBITDA, Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended September 30, 2019 (In Thousands)

Computation of adjusted EBITDA as defined in the Credit Agreement for the twelve months ended September 30, 2019:
Net income (loss)	$77,550
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	16,815
Interest expense	4,517
Depreciation and amortization expense (excluding amortization of right-of-use lease assets) for continuing operations	36,210
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	11,079
Charges related to stock option grants and awards accounted for under the fair value-based method	2,536
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	—
Interest income	(242)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	(250)
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	(47,182)
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	10,000
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Adjusted EBITDA as defined in the Credit Agreement	111,033
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at September 30, 2019:
Leverage ratio (indebtedness-to-adjusted EBITDA)	.61x
Interest coverage ratio (adjusted EBITDA-to-interest expense)	24.58x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($130,000 plus 50% of net income generated for each quarter beginning April 1, 2019)	$145,805
Maximum leverage ratio permitted	4.00
Minimum interest coverage ratio permitted	3.00
As of September 30, 2019, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At September 30, 2019, the Company had cash and cash equivalents of $36.9 million, including funds held by locations outside the U.S. of $25.2 million. Restricted cash of $7.8 million held in a Chinese bank represents cash received from the sale of PE Films’ idle Shanghai manufacturing facility in the third quarter of 2019. The Company is in the process of liquidating the legal entity that previously operated the Shanghai facility and received the funds from the sale. Chinese government regulations limit the use of these funds to the purposes of the liquidating entity until the completion of the liquidation process, which the Company expects to be concluded within the next six months.
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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first nine months of 2019 and 2018 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Nine Months Ended September 30,
	2019		2018
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	2%	—%	5%	—%
Europe	1	6	1	8
Latin America	1	12	1	10
Asia	9	1	8	1
Total	13%	19%	15%	19%
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
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and underlying Brazilian Real quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$130 million. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 8 for more information on outstanding hedging contracts and this hedging program.
    Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a unfavorable impact on operating profit from ongoing operations in PE Films of $(0.3) million in the third quarter of 2019 compared with the third quarter of 2018 and had a unfavorable impact of $(0.3) million in the first nine months of 2019 compared with the first nine months of 2018.

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

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2019, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of 2019. During the second and third quarters, with the assistance of its outside consultant, the Company visited key locations throughout the organization to understand and document relevant financial processes and to determine relevant systems that support those processes. This is a necessary step to the conduct of a robust risk assessment and associated control gap analysis and the ultimate remediation of the weaknesses in the Company’s internal controls over financial reporting. With the assistance of its outside consultant, the Company in the third quarter of 2019 completed the documentation of a substantial portion of its relevant financial processes and began the process of conducting risk assessments.  As a result, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Tredegar Corporation
(Registrant)

Date:	November 6, 2019	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2019	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)