Form 10-Q
period 2020-03-31
TREDEGAR CORP
filed 2020-05-11
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of April 30, 2020: 33,510,714

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$35,059	$31,422
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,165 in 2020 and $3,036 in 2019	106,211	107,558
Income taxes recoverable	565	4,100
Inventories	84,215	81,380
Prepaid expenses and other	8,772	8,696
Total current assets	234,822	233,156
Property, plant and equipment, at cost	801,665	810,801
Less accumulated depreciation	(568,034)	(567,911)
Net property, plant and equipment	233,631	242,890
Right-of-use leased assets	18,559	19,220
Investment in kaléo (cost basis of $7,500)	69,400	95,500
Identifiable intangible assets, net	21,571	22,636
Goodwill	67,708	81,404
Deferred income taxes	13,218	13,129
Other assets	4,277	4,733
Total assets	$663,186	$712,668
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$105,066	$103,657
Accrued expenses	46,862	45,809
Lease liability, short-term	2,973	3,002
Total current liabilities	154,901	152,468
Lease liability, long-term	17,010	17,689
Long-term debt	43,000	42,000
Pension and other postretirement benefit obligations, net	105,265	107,446
Deferred income taxes	—	11,019
Other noncurrent liabilities	4,420	5,297
Total liabilities	324,596	335,919
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,510,714 shares at March 31, 2020 and 33,365,039 shares at December 31, 2019)	46,054	45,514
Common stock held in trust for savings restoration plan (75,200 shares at March 31, 2020 and 74,798 shares at December 31, 2019)	(1,601)	(1,592)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112,192)	(100,663)
Gain (loss) on derivative financial instruments	(5,082)	(1,307)
Pension and other post-retirement benefit adjustments	(92,750)	(95,681)
Retained earnings	504,161	530,478
Total shareholders’ equity	338,590	376,749
Total liabilities and shareholders’ equity	$663,186	$712,668
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues and other items:
Sales	$228,302	$248,466
Other income (expense), net	(26,211)	17,110
	202,091	265,576
Costs and expenses:
Cost of goods sold	175,311	200,653
Freight	8,580	9,021
Selling, general and administrative	23,169	22,012
Research and development	4,855	4,485
Amortization of identifiable intangibles	758	891
Pension and postretirement benefits	3,567	2,415
Interest expense	555	1,232
Asset impairments and costs associated with exit and disposal activities, net of adjustments	461	1,056
Goodwill impairment	13,696	—
Total	230,952	241,765
Income (loss) before income taxes	(28,861)	23,811
Income tax expense (benefit)	(6,540)	4,026
Net income (loss)	$(22,321)	$19,785

Earnings (loss) per share:
Basic	$(0.67)	$0.60
Diluted	$(0.67)	$0.60
Shares used to compute earnings (loss) per share:
Basic	33,313	33,123
Diluted	33,313	33,127
Dividends per share	$0.12	$0.11
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(22,321)	$19,785
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $1,283 in 2020 and tax of $0 in 2019)	(11,529)	(790)
Derivative financial instruments adjustment (net of tax benefit of $1,226 in 2020 and tax of $83 in 2019)	(3,775)	(353)
Amortization of prior service costs and net gains or losses (net of tax of $836 in 2020 and tax of $592 in 2019)	2,931	2,079
Other comprehensive income (loss)	(12,373)	936
Comprehensive income (loss)	$(34,694)	$20,721
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(22,321)	$19,785
Adjustments for noncash items:
Depreciation	7,557	7,168
Amortization of identifiable intangibles	758	891
Reduction of right-of-use lease asset	696	632
Goodwill impairment	13,696	—
Deferred income taxes	(9,804)	2,410
Accrued pension and post-retirement benefits	3,567	2,415
(Gain) loss on investment in kaléo accounted for under the fair value method	26,100	(17,082)
(Gain) loss on asset impairments and divestitures	—	421
Net (gain) loss on disposal of assets	—	(385)
Changes in assets and liabilities:
Accounts and other receivables	(2,849)	1,595
Inventories	(6,982)	(6,794)
Income taxes recoverable/payable	3,478	1,664
Prepaid expenses and other	(294)	1,078
Accounts payable and accrued expenses	3,588	(2,033)
Lease liability	(741)	(640)
Pension and postretirement benefit plan contributions	(1,967)	(1,724)
Other, net	595	1,727
Net cash provided by operating activities	15,077	11,128
Cash flows from investing activities:
Capital expenditures	(4,854)	(12,879)
Proceeds from the sale of assets and other	—	22
Net cash used in investing activities	(4,854)	(12,857)
Cash flows from financing activities:
Borrowings	16,500	23,750
Debt principal payments	(15,500)	(15,250)
Dividends paid	(4,005)	(3,652)
Repurchase of employee common stock for tax withholdings	(586)	(815)
Net cash (used in) provided by financing activities	(3,591)	4,033
Effect of exchange rate changes on cash	(2,995)	(399)
Increase in cash & cash equivalents	3,637	1,905
Cash and cash equivalents at beginning of period	31,422	34,397
Cash and cash equivalents at end of period	$35,059	$36,302
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2020	$45,514	$530,478	$(1,592)	$(100,663)	$(1,307)	$(95,681)	$376,749
Net income (loss)	—	(22,321)	—	—	—	—	(22,321)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,283)	—	—	—	(11,529)	—	—	(11,529)
Derivative financial instruments adjustment (net of tax benefit of $1,226)	—	—	—	—	(3,775)	—	(3,775)
Amortization of prior service costs and net gains or losses (net of tax of $836)	—	—	—	—	—	2,931	2,931
Cash dividends declared ($0.12 per share)	—	(4,005)	—	—	—	—	(4,005)
Stock-based compensation expense	1,126	—	—	—	—	—	1,126
Repurchase of employee common stock for tax withholdings	(586)	—	—	—	—	—	(586)
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance at March 31, 2020	$46,054	$504,161	$(1,601)	$(112,192)	$(5,082)	$(92,750)	$338,590

The following summarizes the changes in shareholders’ equity for the three month period ended March 31, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2019	$38,892	$497,511	$(1,559)	$(96,940)	$(1,601)	$(81,446)	$354,857
Net income (loss)	—	19,785	—	—	—	—	19,785
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(790)	—	—	(790)
Derivative financial instruments adjustment (net of tax benefit of $83)	—	—	—	—	(353)	—	(353)
Amortization of prior service costs and net gains or losses (net of tax of $592)	—	—	—	—	—	2,079	2,079
Cash dividends declared ($0.11 per share)	—	(3,652)	—	—	—	—	(3,652)
Stock-based compensation expense	1,510	—	—	—	—	—	1,510
Repurchase of employee common stock for tax withholdings	(815)	—	—	—	—	—	(815)
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance at March 31, 2019	$39,587	$513,653	$(1,568)	$(97,730)	$(1,954)	$(79,367)	$372,621
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1 BASIS OF PRESENTATION
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of March 31, 2020, the consolidated results of operations for the three months ended March 31, 2020 and 2019, the consolidated cash flows for the three months ended March 31, 2020 and 2019, and the consolidated changes in shareholders’ equity for the three months ended March 31, 2020 and 2019, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal first quarter for 2020 and 2019 for this segment references 13-week periods ended March 29, 2020 and March 31, 2019, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2019 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2019 Form 10-K. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation.
Adoption of ASU 2016-13, Financial Instruments - Credit Losses
In the first quarter of 2020, the Company adopted ASU 2016-13 related to the measurement of credit losses on financial instruments. The pronouncement replaces the incurred loss methodology to record credit losses with a methodology that reflects the expected credit losses for financial assets not accounted for at fair value with gains and losses recognized through net income. The adoption of the updated guidance in the first quarter of 2020 resulted in an adjustment of less than $0.2 million and, therefore, did not have a material impact on the Company’s consolidated financial statements. The Company's policy on Accounts and Other Receivables as described in the 2019 Form 10-K was revised to read as follows:
Accounts and Other Receivables. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on an assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. For receivables that do not have a specific allowance, the loss rate is computed by segment to apply to the remaining receivables balance, using each segment’s historic loss rate. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year. For certain customers, the Company has arrangements in place with financial institutions whereby certain customer receivables are sold to the financial institution at a discount and without recourse.  Upon sale, the associated receivable is unrecognized and the discount is recognized.
As of March 31, 2020 and December 31, 2019, accounts receivable and other receivables, net, were $106.2 million and $107.6 million, respectively, made up of the following:

	March 31,	December 31,
(In thousands)	2020	2019
Customer receivables	$104,604	$106,153
Other accounts and notes receivable	4,772	4,441
Total accounts and other receivables	109,376	110,594
Less: Allowance for bad debts and sales returns	(3,165)	(3,036)
Total accounts and other receivables, net	$106,211	$107,558

2 LONG-LIVED ASSETS & GOODWILL IMPAIRMENT
The Company assesses its long-lived assets for impairment when events and circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets consist primarily of buildings, machinery and equipment. In light of the economic impacts from COVID-19, the Company evaluated whether an impairment trigger existed for its asset groups and determined that triggering events existed for two asset groups in Aluminum Extrusions resulting from acquisitions in 2012 (“AACOA”) and in 2017 (“Futura”). The Company performed a recoverability test on the AACOA and Futura asset groups and determined that the sum of the related undiscounted cash flows exceeded their respective carrying values, thus the asset groups were not determined to be impaired as of March 31, 2020.
The Company assesses goodwill for impairment on an annual basis at a minimum (December 1st of each year) or when events or circumstances indicate that the carrying amount of a reporting unit that includes goodwill exceeds its fair value. In light of the economic impacts from COVID-19, the Company evaluated whether triggering events occurred for all reporting units that include goodwill and determined that triggering events occurred for the AACOA and Futura reporting units. The Company performed a goodwill impairment analysis for the AACOA and Futura reporting units using a combination of income and market approaches and determined that the fair value of the Futura reporting unit exceeded its carrying value.
The operations of the AACOA reporting unit, which includes the Niles, Michigan and Elkhart, Indiana facilities, have been severely impacted by the COVID-19 pandemic, with over 80% of the aluminum extrusions manufactured at these facilities sold to customers that make consumer durable products, such as recreational boating and power sports vehicles, as well as to customers serving building and construction and automotive markets.  In the first quarter of 2020, a goodwill impairment charge of $13.7 million ($10.5 million after taxes) was recognized in Aluminum Extrusions, which represented the entire amount of goodwill associated with the acquisition of AACOA. The original 2020 plan for EBITDA from ongoing operations associated with AACOA before the pandemic was $9.7 million. The latest EBITDA from ongoing operations projection for 2020, which accounts for a significant downturn expected with reduced demand created by the pandemic, is less than $1 million. Based on this projection and further recession and recovery scenarios, the Company concluded that goodwill assigned to the AACOA reporting unit was fully impaired as of March 31, 2020.
Recent disruptions to the global economy from the COVID-19 pandemic make it at least reasonably possible that future interim tests for long-lived assets and goodwill may be required during 2020. As this is an evolving crisis, we expect to continue to monitor developments and perform updated analyses as necessary.
3 ASSET IMPAIRMENTS AND COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES
In the March 2020, the Company shut down production at its PE Films manufacturing facility in Lake Zurich, Illinois (“Lake Zurich plant shutdown”). When this facility was shut down, the production of elastic materials it previously produced was transferred to the new elastic production line at Terre Haute, Indiana. As a result of the Lake Zurich plant shutdown, the Company expects to recognize pre-tax cash costs of $6.9 million comprised of (i) customer-related costs ($0.7 million), (ii) severance and other employee related costs ($1.1 million), and (iii) asset disposal and other cash costs ($5.1 million).  In addition, the Company expects non-cash asset write-offs and accelerated depreciation of $1.7 million. Total expenses associated with the Lake Zurich plant shutdown are $3.1 million since project inception. Cash expenditures were $0.3 million in the three months ended March 31, 2020. The Company anticipates that the Lake Zurich plant shutdown will be completed by the end of 2020 and that the sale of real property will occur sometime thereafter.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the three months ended March 31, 2020 is as follows.

(In thousands)	Severance	Asset Impairments	Other	Total
Balance at January 1, 2020	$1,294	$—	$86	$1,380
Changes in 2020:
Charges:
Lake Zurich plant shutdown	128	239	19	386
Other restructuring charges	47	—	28	75
	175	239	47	461
Cash payments	(721)	—	(72)	(793)
Charges against assets	—	(239)	—	(239)
Balance at March 31, 2020	$748	$—	$61	$809

4 INVENTORIES
The components of inventories are as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Finished goods	$23,116	$24,504
Work-in-process	13,939	12,328
Raw materials	27,079	24,735
Stores, supplies and other	20,081	19,813
Total	$84,215	$81,380

5 EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Weighted average shares outstanding used to compute basic earnings per share	33,313	33,123
Incremental dilutive shares attributable to stock options and restricted stock	—	4
Shares used to compute diluted earnings per share	33,313	33,127
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the three months ended March 31, 2020, so there is no dilutive impact for such shares. If the Company had reported net income for the three months ended March 31, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 682,696. For the three months ended March 31, 2019, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 975,904.

6 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss) before reclassifications	(11,529)	(4,888)	—	(16,417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,113	2,931	4,044
Net other comprehensive income (loss) - current period	(11,529)	(3,775)	2,931	(12,373)
Ending balance, March 31, 2020	$(112,192)	$(5,082)	$(92,750)	$(210,024)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019:

(In Thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2019	$(96,940)	$(1,601)	$(81,446)	$(179,987)
Other comprehensive income (loss) before reclassifications	(790)	(1,011)	—	(1,801)
Amounts reclassified from accumulated other comprehensive income (loss)	—	658	2,079	2,737
Net other comprehensive income (loss) - current period	(790)	(353)	2,079	936
Ending balance, March 31, 2019	$(97,730)	$(1,954)	$(79,367)	$(179,051)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended March 31, 2020 are summarized as follows:

(In Thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(640)	Cost of sales
Foreign currency forward contracts, before taxes	(794)	Selling, general & administrative
Foreign currency forward contracts, before taxes	15	Cost of sales
Total, before taxes	(1,419)
Income tax expense (benefit)	(306)	Income taxes
Total, net of tax	$(1,113)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,767)	(a)
Income tax expense (benefit)	(836)	Income taxes
Total, net of tax	$(2,931)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended March 31, 2019 are summarized as follows:

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
The estimated fair value of the Company’s investment was $69.4 million as of March 31, 2020 and $95.5 million as of December 31, 2019. The Company recognized a decrease in value on its investment in kaléo of $26.1 million ($20.4 million after taxes) in the first quarter of 2020. The net appreciation on its investment of $17.1 million ($14.3 million after taxes) in the first three months of 2019, included a pre-tax cash dividend of $17.6 million paid on April 30, 2019. Future dividends are subject to the discretion of kaléo’s board of directors. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and EBITDA from ongoing operations by segment table in Note 11.
The Company estimated the fair value of its investment in kaléo at March 31, 2020 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to earnings before interest, taxes, depreciation and amortization (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at 20% at March 31, 2020 (versus 10% at December 31, 2019 and 15% at March 31, 2019) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of March 31, 2020 was determined by weighting the EBITDA Multiple Method by 80% and the DCF Method by 20%, which was consistent with the weighting applied at December 31, 2019. The heavier weighting towards the EBITDA Multiple Method was due to its heuristic nature versus the hypothetical nature of the projections used in the DCF Method. The DCF Method projections rely on numerous assumptions and Level 3 inputs, including estimating market growth, market share, pricing, net margins (after allowances for temporary discounts, prompt pay discounts, product returns, wholesaler fees, chargebacks, rebates and copays), selling expenses, R&D expenses, general and administrative expenses, income taxes on unlevered pretax income, working capital, capital expenditures and the risk-adjusted discount rate. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
The table below provides a sensitivity analysis of the estimated fair value at March 31, 2020, of the Company’s investment in kaléo for changes in the EBITDA multiple used in applying the EBITDA Multiple Method and the changes in the weighting of the DCF Method.

($ Millions)		EV-to-Adjusted EBITDA Multiple
		5.0 x	6.0 x	7.0 x	8.0x	9.0x
Weighting to DCF Method	50%	$58.2	$63.6	$69.0	$74.4	$79.8
	40%	$56.1	$62.6	$69.1	$75.6	$82.1
	30%	$54.1	$61.7	$69.3	$76.9	$84.4
	20%	$52.1	$60.8	$69.4	$78.1	$86.7
	10%	$50.1	$59.8	$69.6	$79.3	$89.0
	0%	$48.0	$58.9	$69.7	$80.5	$91.3

The pretax decline of $26.1 million or 27.3% in estimated fair value from December 31, 2019 to March 31, 2020 was primarily due to: (i) a decline in enterprise value-to-EBITDA multiples for comparable companies, (ii) lower expectations for 2020 EBITDA and net cash flow associated with lower market demand for epinephrine delivery devices resulting from COVID-19-related stay-at-home guidelines, especially if such guidelines impact the peak back-to-school season, and (iii) a higher private company liquidity discount. The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $69.4 million estimated fair value reflected in the Company’s financial statements at March 31, 2020.

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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months, and the notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $18.2 million (18.0 million pounds of aluminum) at March 31, 2020 and $20.2 million (19.6 million pounds of aluminum) at December 31, 2019.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$—	Accrued expenses	$6
Liability derivatives: Aluminum futures contracts	Accrued expenses	(2,207)	Accrued expenses	(1,259)
Net asset (liability)		$(2,207)		$(1,253)
In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.

The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In Thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$83
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(5,222)	Accrued expenses	(935)
Net asset (liability)		$(5,222)		$(852)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure between Flexible Packaging Films business unit in Brazil, Terphane Ltda.'s (“Terphane Ltda.”) U.S. Dollar quoted or priced sales and underlying Brazilian Real (“R$”) quoted or priced operating costs (excluding depreciation and amortization) is annual net costs of R$137 million at March 31, 2020. Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,200	3.9131	R$8,609	Apr-20	75%
$2,200	3.9188	R$8,621	May-20	76%
$2,200	3.9249	R$8,635	Jun-20	76%
$2,200	3.9326	R$8,652	Jul-20	76%
$2,200	3.9413	R$8,671	Aug-20	76%
$2,200	3.9495	R$8,689	Sep-20	76%
$2,200	3.9579	R$8,707	Oct-20	76%
$2,200	3.9660	R$8,725	Nov-20	76%
$2,050	3.9653	R$8,129	Dec-20	71%
$19,650	3.9409	R$77,438		75%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The pre-tax net fair value of the open forward contracts was a negative $4.8 million as of March 31, 2020.
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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three month periods ended March 31, 2020 and 2019 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended March 31,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2020	2019	2020	2020	2019	2019
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$(1,594)	$(246)	$—	$(4,824)	$—	(816)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$(640)	$(617)	$15	$(794)	$15	(191)
As of March 31, 2020, the Company expects $1.6 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three month periods ended March 31, 2020 and 2019, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$—	$9	$8
Interest cost	2,535	3,067	60	73
Expected return on plan assets	(2,804)	(3,404)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,814	2,729	(47)	(58)
Net periodic benefit cost	$3,545	$2,392	$22	$23
Pension and other postretirement liabilities were $106.0 million and $108.1 million at March 31, 2020 and December 31, 2019, respectively ($0.7 million included in “Accrued expenses” at March 31, 2020 and December 31, 2019, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s required contributions are expected to be $12.3 million in 2020. Contributions to the pension plan during the first three months of 2020 were $2.0 million. Tredegar funds its other postretirement benefits (life insurance and health benefits) on a claims-made basis; for 2020, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2019, or $0.3 million.

10 OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Gain (loss) on investment in kaléo accounted for under fair value method	$(26,100)	$17,082
Other	(111)	28
Total	$(26,211)	$17,110
The gain on investment in kaléo accounted for under fair value method shown above for the three months ended March 31, 2019, includes a cash dividend of $17.6 million from kaléo. See Note 7 for more details on the investment in kaléo.

11 BUSINESS SEGMENTS
The Company’s business segments are Aluminum Extrusions, PE Films, and Flexible Packaging Films. Information by business segment is reported below. There are no accounting transactions between segments and no allocations to segments.
The Company’s reportable segments are based on its method of internal reporting, which is generally segregated by differences in products. Accounting standards for presentation of segments require an approach based on the way the Company organizes the segments for making operating decisions and how the chief operating decision maker (“CODM”) assesses performance. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the key profitability measure used by the CODM (Tredegar’s President and Chief Executive Officer) for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.

The following table presents net sales and EBITDA from ongoing operations by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net Sales
Aluminum Extrusions	$117,887	$139,047
PE Films	71,261	66,779
Flexible Packaging Films	30,574	33,619
Total net sales	219,722	239,445
Add back freight	8,580	9,021
Sales as shown in the Consolidated Statements of Income	$228,302	$248,466
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	11,677	16,166
Depreciation & amortization	(4,113)	(4,081)
EBIT	7,564	12,085
Plant shutdowns, asset impairments, restructurings and other (a)	(688)	(40)
Goodwill impairment	(13,696)	—
PE Films:
Ongoing operations:
EBITDA	14,189	6,543
Depreciation & amortization	(3,724)	(3,592)
EBIT	10,465	2,951
Plant shutdowns, asset impairments, restructurings and other (a)	(906)	(1,378)
Flexible Packaging Films:
Ongoing operations:
EBITDA	6,553	3,203
Depreciation & amortization	(428)	(344)
EBIT	6,125	2,859
Total	8,864	16,477
Interest income	52	59
Interest expense	555	1,232
Gain (loss) on investment in kaléo accounted for under fair value method	(26,100)	17,082
Stock option-based compensation costs	584	415
Corporate expenses, net	10,538	8,160
Income (loss) before income taxes	(28,861)	23,811
Income tax expense (benefit)	(6,540)	4,026
Net income (loss)	$(22,321)	$19,785

The following table presents identifiable assets by segment at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Aluminum Extrusions	$252,844	$265,027
PE Films	224,987	230,415
Flexible Packaging Films	65,869	74,016
Subtotal	543,700	569,458
General corporate	84,427	111,788
Cash and cash equivalents	35,059	31,422
Total	$663,186	$712,668
The following tables disaggregate the Company’s revenue by geographic area and product group for the three months ended March 31, 2020 and 2019:

Net Sales by Geographic Area (a)
	Three Months Ended March 31,
(In thousands)	2020	2019
United States	$146,183	$172,254
Exports from the United States to:
Asia	22,164	13,493
Latin America	3,134	2,867
Canada	4,898	3,605
Europe	1,501	1,360
Operations outside the United States:
Brazil	25,948	28,138
The Netherlands	7,885	9,587
Hungary	6,604	6,834
India	1,405	1,077
China	—	230
Total	$219,722	$239,445

Net Sales by Product Group
	Three Months Ended March 31,
(In thousands)	2020	2019
Aluminum Extrusions:
Nonresidential building & construction	$63,139	$69,638
Consumer durables	12,549	15,545
Automotive	9,471	12,627
Residential building & construction	9,815	11,672
Electrical	7,239	11,069
Machinery & equipment	7,936	9,923
Distribution	7,738	8,573
Subtotal	117,887	139,047
PE Films:
Personal care materials	41,230	44,855
Surface protection films	28,353	19,888
LED lighting products & other films	1,678	2,036
Subtotal	71,261	66,779
Flexible Packaging Films	30,574	33,619
	$219,722	$239,445
(a) Export sales relate primarily to PE Films. Operations outside the U.S. in The Netherlands, Hungary, China and India also relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films, but also include PE Films operations. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe.

12 INCOME TAXES
Tredegar recorded a tax benefit of $6.5 million on a pretax loss of $28.9 million in the first three months of 2020. Therefore, the effective tax rate in the first three months of 2020 was 22.7%, compared to 16.9% in the first three months of 2019. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first three months of the year. The significant differences between the U.S. federal statutory rate and the effective income tax rate for the three months ended March 31, 2020 and 2019 are as follows:

(In thousands, except percentages)	2020		2019
Three Months Ended March 31,	Amount	%	Amount	%
Income tax (benefit) expense at federal statutory rate	$(6,061)	21.0	$5,000	21.0
Foreign tax incentives	(1,430)	5.0	(436)	(1.8)
Changes in estimates related to prior year tax provision	(601)	2.1	—	—
Research and development tax credit	(278)	1.0	(86)	(0.4)
State taxes, net of federal income tax benefit	(261)	0.8	180	0.8
Valuation allowance due to foreign losses and impairments	(136)	0.5	(253)	(1.1)
Tax impact of dividend received	—	—	(919)	(3.9)
Foreign Derived Intangible Income (FDII)	—	—	(194)	(0.8)
Valuation allowance for capital loss carry-forwards	40	(0.1)	—	—
Non-deductible expenses	232	(0.8)	73	0.3
Stock-based compensation	252	(0.9)	(133)	(0.6)
U.S. Tax on Foreign Branch Income	573	(2.0)	465	2.0
Foreign rate differences	1,130	(3.9)	329	1.4
Effective income tax rate	$(6,540)	22.7	$4,026	16.9
Tredegar accrues U.S. federal income taxes on unremitted earnings of foreign subsidiaries where required. However, due to changes in the taxation of dividends under the U.S. Tax Cuts and Jobs Act of 2017, Tredegar will only record U.S. federal income taxes on unremitted earnings of its foreign subsidiaries where Tredegar cannot take steps to eliminate any potential tax on future distributions from its foreign subsidiaries.
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $1.4 million and $0.4 million in the first three months of 2020 and 2019, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2016.
During the three months ended March 31, 2020, new legislation was enacted and new IRS guidance was issued to provide relief to businesses in response to the COVID-19 pandemic. We have evaluated the tax provisions included in legislation such as the Coronavirus Aid, Relief, and Economic Security Act, as well as recent IRS guidance and we do not expect it to have a significant impact on our financial position, results of operations or cash flows.

13 NEW ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements adopted in 2020:
ASU 2016-13, FINANCIAL INSTRUMENTS - CREDIT LOSSES (TOPIC 326)
See Note 1 for details on the adoption of ASU 2016-13.
ASU 2018-13, FAIR VALUE MEASUREMENT (TOPIC 820)
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance by removing and modifying certain disclosure requirements, while also adding new disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all companies for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted all disclosure requirements in the first quarter of 2020, with no material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Implemented:
ASU 2019-12, INCOME TAXES (TOPIC 740)
In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes. The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The amendments are effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The Company is currently evaluating the impact of this new guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When using the words “believe,” “estimate,” “anticipate,” “appear to,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, Tredegar does so to identify forward-looking statements. Such statements are based on then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. In addition, our current projections for Tredegar's businesses could be materially affected by the highly uncertain impact of COVID-19 upon our businesses. As a consequence, our results could differ significantly from our projections, depending on, among other things, the duration of “shelter in place” orders and the ultimate impact of the pandemic on our employees, our supply chains, our customers and the U.S. and world economies. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following:
•loss or gain of sales to significant customers on which our business is highly dependent;
•inability to achieve sales to new customers to replace lost business;
•inability to develop, efficiently manufacture and deliver new products at competitive prices;
•failure of our customers to achieve success or maintain market share;
•failure to protect our intellectual property rights;
•risks of doing business in countries outside the U.S. that affect our substantial international operations;
•political, economic, and regulatory factors concerning our products;
•uncertain economic conditions in countries in which we do business;
•competition from other manufacturers, including manufacturers in lower-cost countries and manufacturers benefiting from government subsidies;
•impact of fluctuations in foreign exchange rates;
•a change in the amount of our underfunded defined benefit pension plan liability;
•an increase in the operating costs incurred by our operating companies, including, for example, the cost of raw materials and energy;
•inability to successfully identify, complete or integrate strategic acquisitions; failure to realize the expected benefits of such acquisitions; and assumption of unanticipated risks in such acquisitions;
•disruption to our manufacturing facilities;
•the impact of public health epidemics on our employees, our production and the global economy, such as the coronavirus (COVID-19) currently impacting the global economy;
•the impact of public health epidemics on our employees, our production and the global economy, such as the coronavirus currently impacting a number of countries;
•an information technology system failure or breach;
•volatility and uncertainty of the valuation of the investment in kaléo;
•the impact of the imposition of tariffs and sanctions on imported aluminum ingot used in our aluminum extrusions;
•the impact of new tariffs or duties imposed as a result of rising trade tensions between the U.S. and other countries;
•failure to establish and maintain effective internal control over financial reporting;
•the termination of anti-dumping duties on products imported to Brazil that compete with products produced by Flexible Packaging;
and the other factors discussed in the reports Tredegar files with or furnishes to the Securities and Exchange Commission (the “SEC”) from time to time, including the risks and important factors set forth in additional detail in Part I, Item 1A of Tredegar’s 2019 Annual Report on Form 10-K (the “2019 Form 10-K”) and Part II, Item 1A of this Form 10-Q. Readers are urged to review and consider carefully the disclosures Tredegar makes in its filings with the SEC, including the 2019 Form 10-K.

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
First quarter 2020 net loss was $22.3 million ($0.67 per share) compared with a net income of $19.8 million ($0.60 per share) in the first quarter of 2019.
First quarter 2020 results include:
•An after-tax loss on the Company’s investment in Kaleo, Inc. (“kaléo”) of $20.4 million ($0.61 per share), which is accounted for under the fair value method (see Note 7 for more details); and
•An impairment of the total goodwill balance of Aluminum Extrusions' reporting unit acquired in the AACOA acquisition in 2012 was recorded in the after-tax amount of $10.5 million ($0.32 per share).
First quarter 2019 results include:
•An after-tax gain on the Company’s investment in kaléo of $14.3 million ($0.43 per share), which included an after-tax dividend received from kaléo of $14.7 million ($0.44 per share).
Other losses related to asset impairments and costs associated with exit and disposal activities are described in Note 3. Losses associated with plant shutdowns, asset impairments, restructurings and other items are described in Results of Operations. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) from ongoing operations is the measure of profit and loss used by Tredegar’s chief operating decision maker ("CODM") for purposes of assessing financial performance. The Company uses sales less freight (“net sales”) as its measure of revenues from external customers at the segment level. This measure is separately included in the financial information regularly provided to the CODM.
THE IMPACT OF COVID-19
Essential Business and Employee Considerations
The Company’s priorities during the COVID-19 pandemic have been to protect the health and safety of employees while keeping its manufacturing sites open due to the essential nature of many of its products. The Company’s businesses have been deemed “essential services,” “critical manufacturers,” and “life sustaining industries” under applicable state or national stay-at-home orders and therefore remain operational as of the date of this communication. Within the limitations imposed by the health and safety procedures described below, the Company has continued to manufacture a broad range of products at its facilities, including components for end-uses that are essential, critical or life sustaining such as: (i) polyester-based materials for flexible food packaging, (ii) polyethylene-based film and laminate materials for personal hygiene and packaging products, (iii) aluminum extrusion parts for hospital beds, FEMA tents, temporary hospital structures and medical equipment, (iv) materials for face masks, and (v) polyethylene-based films used to protect components of flat panel displays during manufacturing and transportation processes, which are instrumental to allowing employees to work from home.
The Company’s efforts to protect the health and well-being of its employees from COVID-19 began at the Company’s Guangzhou, China facility. Protocols developed at Guangzhou guided our COVID-related efforts at other facilities as the outbreak spread beyond China. Those efforts continue to improve as COVID-19-informed work practices evolve and the Company responds to recommended and mandated actions of government and health authorities.
The Company has educated employees about COVID-19 symptoms and hygiene best practices. It has adopted COVID-19-related pay and sick leave policies that incentivize employees to stay home if they feel ill or have been exposed to others with the illness. The Company’s policies include taking employee’s temperature before entering production facilities; mandating handwashing; requiring social distancing and, where social distancing is difficult, requiring face coverings; streamlining onsite personnel to only those required for production and distribution; strongly encouraging and, where mandated, requiring remote work for all those who can work from home; and disinfecting facilities. In the U.S., the Company has educated employees on COVID-19-related benefits (including leave benefits) under the Families First Coronavirus Response Act (“FFCRA”) and the Federal CARES Act. In addition, the Company is providing sickness- and childcare-related paid leave rights equivalent to those available under the FFCRA to employees at 500+ employee facilities who would not otherwise qualify for such paid leave rights under U.S. law. Based on the Company's understanding, it does not currently qualify for the U.S. government Paycheck Protection Program or Economic Injury Disaster Loan program.
On April 1, the Company began providing a weekly dashboard to its Board of Directors (the “Board”) highlighting the impacts of COVID-19 on its employees, businesses and financial condition.

As of May 6, the Company was aware of twelve confirmed cases of COVID-19 for its employees, with additional employees absent, pending testing results or self-quarantined. The Personal Care facility in Pune, India was temporarily shut down by a nationwide lockdown from late March to early April. The only COVID-19-related employee layoffs to-date have occurred at Bonnell Aluminum.
Bonnell Aluminum continuously attempts to match its direct labor with demand, including declining demand associated with the pandemic. Its layoffs of full-time, temporary or contract workers through May 6 was approximately 240 people. The Company’s Newnan, Georgia plant was temporarily shut down for disinfecting for 2 days in late March and 7.5 days again in April, which the Company estimates costs it approximately $300,000 per five-day week for paying direct labor not covered by programs under the FFCRA.
Financial Considerations
The 2020 annual plan for Bonnell Aluminum (pre-COVID-19) included sales volume of 201 million pounds and EBITDA from ongoing operations of $65 million, versus 2019 sales volume of 208 million pounds and EBITDA from ongoing operations of $65.7 million. Bonnell Aluminum’s current projection for 2020, which accounts for the pandemic and is highly uncertain, includes sales volume of 173 million pounds and EBITDA from ongoing operations of $45 million. The latest projections assume no further downtime at Bonnell Aluminum facilities and the collection of approximately 98% of gross accounts receivable (consistent with historical levels), which totaled approximately $65 million at the end of the first quarter of 2020. There were approximately 790 accounts receivable at the end of the first quarter of 2020, averaging $82,000 per account, with 10 accounts exceeding $1 million each and the highest single balance of $3.7 million.
To date, Bonnell Aluminum’s Niles, Michigan and Elkhart, Indiana facilities (which were acquired as “AACOA” in October 2012) have been the most severely impacted by the pandemic, with over 80% of the aluminum extrusions manufactured at these facilities sold to customers that make consumer durable products, such as recreational boating and power sports vehicles, as well as to customers serving building and construction and automotive markets. The original 2020 plan for EBITDA from ongoing operations associated with AACOA before the pandemic was $9.7 million. The latest EBITDA from ongoing operations projection for 2020, which accounts for a significant downturn expected with reduced demand created by the pandemic, is less than $1 million. Based on this projection and further recession and recovery scenarios, the Company concluded that the estimated fair value of the AACOA reporting unit was less than its carrying value, resulting in a write-off of its goodwill of $13.7 million ($10.5 million after related deferred income taxes).
Bonnell Aluminum’s future sales volume, EBITDA from ongoing operations, collections, bad debts, employment level and net cash flow are highly dependent upon the time it takes to safely reopen the U.S. economy, the ability of its customers and consumers to access government programs providing liquidity and support during the crisis, and the depth and duration of the recession that COVID-19 causes.
Demand has been strong under COVID-19 conditions for the Company’s flexible food packaging films produced by Terphane and the hygiene materials and tissue & towel overwrap films produced by the Personal Care component of PE Films. During the first quarter of 2020, the Surface Protection component of PE Films had its third highest profit quarter on record but is now expecting a slowdown for most of the balance of 2020, based on industry projections for products using flat panel displays. No significant issues have arisen to-date on the collection of accounts receivable at Terphane, Personal Care or Surface Protection.
Tredegar’s defined benefit pension plan, which was frozen at the end of 2007, was underfunded on a GAAP basis by $100 million at December 31, 2019, comprised of investments at fair value of $218 million and a projected benefit obligation (“PBO”) of $318 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though the value of these amounts changes daily. The Company estimates COVID-19-related changes to the values of pension plan assets and liabilities resulted in an increase in the underfunding from $100 million to $125 million at March 31, 2020.
Tredegar owns approximately 18.4% of Kaleo, Inc. (“kaléo”), which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo on a fair value basis. The Company’s estimate of the fair value of its interest in kaléo at March 31, 2020 was $69.4 million ($57.6 million after deferred income taxes), a decline of $26.1 million ($20.4 million after deferred income taxes) since the previous December 31, 2019 valuation. The decline in estimated fair value was primarily due to: (i) a decline in enterprise value-to-EBITDA multiples for comparable companies, (ii) lower expectations for 2020 EBITDA and net cash flow associated with lower market demand for epinephrine delivery devices resulting from COVID-19-related stay-at-home guidelines, especially if such guidelines impact the peak back-to-school season, and (iii) a higher private company liquidity discount. Kaléo’s stock is not publicly traded. The ultimate value of Tredegar’s ownership interest in kaléo could be materially different from the $69.4 million estimated fair value reflected in the Company’s financial statements at March 31, 2020.
Tredegar had debt (all under its revolving credit agreement) of $43 million and cash of $35.1 million at March 31, 2020. The revolving credit agreement allows borrowings of up to $500 million and matures in June 2024. The Company believes that its most restrictive covenant (computed quarterly) is the leverage ratio, which permits maximum borrowings of up to 4x EBITDA, as defined under the agreement for the trailing four quarters (“Credit EBITDA”). The Company had Credit EBITDA and a leverage ratio (calculated in the “Liquidity and Capital Resources” section of the Company’s Form 10-Q) of $97.0 million and 0.44x respectively, at March 31, 2020. The Company’s stress testing under a COVID-19-driven recession indicates a low probability that a future leverage ratio will exceed 4.0x, given the low leverage ratio that exists today. In any event, the Company is focused on conserving cash and borrowing capacity and has reduced its capital expenditures budget for 2020 from $47 million to $36 million and continues to optimize working capital. The Company’s current quarterly dividend at 12 cents per share aggregates to quarterly dividend payments of approximately $4 million. All decisions with respect to the declaration and payment of dividends will be made by the Board based upon earnings, financial condition, anticipated cash needs, restrictions under the revolving credit agreement and other relevant considerations.
OPERATIONS REVIEW
Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2020	2019
Sales volume (lbs)	47,317	53,616	(11.7)%
Net sales	$117,887	$139,047	(15.2)%
Ongoing operations:
EBITDA	$11,677	$16,166	(27.8)%
Depreciation & amortization	$(4,113)	$(4,081)	(0.8)%
EBIT*	$7,564	$12,085	(37.4)%
Capital expenditures	$1,574	$4,367
* See the net sales and EBITDA from ongoing operations by segment table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
First Quarter 2020 Results vs. First Quarter 2019 Results
Net sales (sales less freight) in the first quarter of 2020 decreased versus 2019 primarily due to lower sales volume and the passthrough of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in the first quarter of 2020 decreased by 11.7% versus 2019.
EBITDA from ongoing operations in the first quarter of 2020 decreased by $4.5 million in comparison to the first quarter of 2019 due to lower volumes ($4.9 million), higher labor and employee-related costs and miscellaneous expenses ($1.1 million), partially offset by higher pricing ($1.6 million).
Lower sales volume and bookings for Bonnell Aluminum coupled with industry data reflecting, among other factors, the impact of COVID-19, appear to indicate a downturn is occurring across all key end-use markets, with double-digit declines in the automotive and specialty markets. See the “The Impact of COVID-19” section for more information on business conditions and projections, including the write-off of goodwill relating to AACOA.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $14 million in 2020, including the expected initial investment for a multi-year project to migrate to a new division-wide enterprise resource planning and manufacturing excellence system ($3 million, which could be delayed as a result of COVID-19), infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities ($2 million), and approximately $9 million required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2020. Amortization expense is projected to be $3 million in 2020.

PE Films
A summary of operating results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2020	2019
Sales volume (lbs)	27,529	25,846	6.5%
Net sales	$71,261	$66,779	6.7%
Ongoing operations:
EBITDA	$14,189	$6,543	116.9%
Depreciation & amortization	$(3,724)	$(3,592)	(3.7)%
EBIT*	$10,465	$2,951	254.6%
Capital expenditures	$2,416	$6,704
* See the net sales and EBITDA from ongoing operations by segment table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
First Quarter 2020 Results vs. First Quarter 2019 Results
Net sales in the first quarter of 2020 increased by $4.5 million versus 2019 primarily due to higher sales in Surface Protection. Surface Protection sales increased $8.5 million while Personal Care sales decreased $3.6 million.
Net sales in Surface Protection increased due to higher volume and favorable mix. Financial results in the first quarter of 2019 were unfavorably impacted by weak volume associated with a customer’s inventory correction and a slowdown in the mobile phone market. As discussed further below, a possible customer product transition in Surface Protection continues to be delayed. Net sales decreased by $1.7 million in Personal Care as a result of lower volume in elastics and unfavorable pricing, partially offset by higher volume in acquisition distribution layer, tissue & towel overwrap and topsheet materials, which the Company believes all benefited from COVID-19. In addition, net sales were adversely impacted by the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar ($1.9 million).
EBITDA from ongoing operations in the first quarter of 2020 increased by $7.6 million versus the first quarter of 2019 primarily due to:
•A $5.4 million increase from Surface Protection, primarily due to higher volume and mix (net favorable impact of $5.6 million) and lower fixed costs ($0.9 million), partially offset by higher selling, general and administrative costs ($0.6 million) and lower productivity ($0.5 million); and
•A $2.6 million increase from Personal Care, primarily due to favorable production efficiencies ($1.0 million), lower fixed and selling, general and administrative costs ($0.8 million), the favorable impact of the timing of resin cost passthroughs ($0.9 million) and favorable net foreign exchange impact ($0.6 million), partially offset by unfavorable pricing ($0.6 million).
See the “The Impact of COVID-19” section for more information.
Customer Product Transitions in Personal Care and Surface Protection
The Company previously disclosed a significant customer product transition for the Personal Care component of PE Films. Annual sales for this product declined from approximately $70 million in 2018 to $30 million in 2019. The Company extended an arrangement with this customer that is expected to generate sales of this product at approximately 2019 levels through at least 2022.
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
The Company previously reported the risk that a portion of its film products used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The full transition continues to encounter delays, resulting in higher than expected sales to this customer in the last four quarters. The Company estimates that during the next four quarters the adverse impact on EBITDA from ongoing operations from this customer shift versus the last four quarters ended March 31, 2020 could possibly be $14 million. To offset the potential adverse impact, the Company is aggressively pursuing and making progress generating sales from new surface protection products, applications and customers.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $14 million in 2020 including: $1.5 million to complete a scale-up line in Surface Protection to improve development and speed to market for new products; $6 million for other development projects; and $6 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2020. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of operating results for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	March 31,
	2020	2019
Sales volume (lbs)	25,779	25,462	1.2%
Net sales	$30,574	$33,619	(9.1)%
Ongoing operations:
EBITDA	$6,553	$3,203	104.6%
Depreciation & amortization	$(428)	$(344)	(24.4)%
EBIT*	$6,125	$2,859	114.2%
Capital expenditures	$848	$1,735
* See the net sales and EBITDA from ongoing operations by segment table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
First Quarter 2020 Results vs. First Quarter 2019 Results
Net sales in the first quarter of 2020 decreased 9.1% versus the first quarter of 2019 primarily due to lower selling prices from the passthrough of lower raw material costs.
Terphane’s EBITDA from ongoing operations in the first quarter of 2020 increased by $3.4 million versus the first quarter of 2019 primarily due to:
•A benefit from pricing and higher volume ($0.9 million), production efficiencies ($0.4 million) and lower fixed costs ($0.5 million);
•A benefit of $1.2 million resulting from the favorable settlement of a dispute related to value-added taxes;
•Net favorable foreign currency translation of Real-denominated operating costs ($0.2 million); and
•Foreign currency transaction gains of $0.1 million in 2020 versus minimal gains in the first quarter of 2019.
Terphane has experienced strong demand for food packaging materials during the COVID-19 environment. See the “The Impact of COVID-19” section for more information.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures are projected to be $8 million in 2020, including $4 million for new capacity for value-added products and productivity projects and $4 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $2.0 million in 2020. Amortization expense is projected to be $0.4 million in 2020.
Corporate Expenses, Interest and Taxes
Pension expense was $3.5 million in the first three months of 2020, versus $2.4 million in the first three months of 2019. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $14.2 million in 2020, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. See the “The Impact of COVID-19” section for the Company’s estimate of the funded status of the pension plan at March 31, 2020. Corporate expenses, net, increased in the first three months of 2020 versus 2019 primarily due to higher stock-based employee compensation ($0.2 million), and consulting fees ($1.5 million) related to the identification and remediation of previously disclosed material weaknesses in the Company’s internal control over financial reporting and to business development activities.

Interest expense was $0.6 million in the first three months of 2020 in comparison to $1.2 million in the first three months of 2019, primarily due to lower average debt levels.
The effective tax rate used to compute income taxes in the first three months of 2020 was 22.7% compared to 16.9% in the first three months of 2019. The differences between the U.S. federal statutory rate and the effective tax rate for the first three months of 2020 and 2019 are shown in the table provided in Note 12.
Net capitalization and other credit measures are provided in Liquidity and Capital Resources.
Critical Accounting Policies
In the ordinary course of business, the Company makes a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The Company believes the estimates, assumptions and judgments described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of the 2019 Form 10-K have the greatest potential impact on our financial statements, so Tredegar considers these to be its critical accounting policies. These policies include accounting for impairment of long-lived assets and goodwill, investment accounted for under the fair value method, pension benefits and income taxes. These policies require management to exercise judgments that are often difficult, subjective and complex due to the necessity of estimating the effect of matters that are inherently uncertain. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes the consistent application of these policies enables it to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. Since December 31, 2019, there have been no changes in these policies that have had a material impact on results of operations or financial position. For more information on new accounting pronouncements, see Note 13.
Results of Operations
First Quarter of 2020 Compared with the First Quarter of 2019
Overall, sales in the first quarter of 2020 decreased by 8.1% compared with the first quarter of 2019. Net sales decreased 15.2% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales increased 6.7% in PE Films. Net sales in Surface Protection increased due to higher volume and favorable mix, partially offset by a small decline in Personal Care. Net sales in Flexible Packaging Films decreased 9.1% primarily due to lower selling prices from the pass-through of lower raw material costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 19.5% in the first quarter of 2020 compared to 15.6% in the first quarter of 2019. The gross profit margin in Aluminum Extrusions decreased primarily as a result of lower prices resulting from lower metal prices. The gross profit margin in PE Films increased primarily due to higher profits in Surface Protection as a result of higher sales volume and selling prices. The gross profit margin in Flexible Packaging Films increased due to higher sales volume, production efficiencies and lower fixed costs.
As a percentage of sales, selling, general and administrative (“SG&A”) and research and development (“R&D”) expenses were 12.3% in the first quarter of 2020, compared with 10.7% in the first quarter of last year. SG&A expenses were up year-over-year, while net sales decreased. Increased spending was due to consulting fees associated with remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting and business development activities.
Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first quarter of 2020 and 2019 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Three months ended March 31,
($ in millions)	2020	2019
Aluminum Extrusions:
Losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study[2]	$0.7	$—

PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Shanghai plant shutdown:
Asset-related expenses	$—	$0.2
Consolidation of Personal Care manufacturing facilities - U.S. and Europe:
Product qualifications[1]	0.1	—
Lake Zurich, Illinois plant shutdown and transfer of production to new elastics lines in Terre Haute, Indiana:[4]
Severance	0.1	—
Asset impairment	0.3	—
Other restructuring costs - severance	—	0.4
Write-off of Personal Care production line - Guangzhou, China facility	—	0.4
Subtotal for PE Films	0.5	1.0
Losses from sale of assets, investment writedowns and other items:
Estimated excess costs associated with ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects[1]	0.4	0.3
Total for PE Films	$0.9	$1.3
Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$2.3	$0.9
Write-down of investment in Harbinger Capital Partners Special Situations Fund[3]	0.2	—
Total for Corporate	$2.5	$0.9
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
4. See additional details in Note 3.

Interest expense was $0.6 million in the first quarter of 2020 compared to $1.2 million in the first quarter of 2019, primarily due to lower average debt levels. Average debt outstanding and interest rates were as follows:

	Three Months Ended March 31,
(In Millions)	2020	2019
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$43.2	$108.7
Average interest rate	3.3%	4.1%

Liquidity and Capital Resources
Tredegar’s management continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2019 to March 31, 2020 are summarized as follows:

•Accounts and other receivables decreased $1.3 million (1.3%).
◦Accounts and other receivables in Aluminum Extrusions increased by $0.3 million primarily due to the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.0 days for the 12 months ended March 31, 2020 and 48.5 days for the 12 months ended December 31, 2019.
◦Accounts and other receivables in PE Films decreased by $1.5 million primarily due to lower net sales for Personal Care products, a focus on collection efforts and the timing of cash receipts. DSO was approximately 41.4 days for the 12 months ended March 31, 2020 and 44.0 days for the 12 months ended December 31, 2019.
◦Accounts and other receivables in Flexible Packaging Films decreased by $0.1 million primarily due to the timing of cash receipts. DSO was approximately 39.8 days for the 12 months ended March 31, 2020 and 37.7 days for the 12 months ended December 31, 2019.
•Inventories increased $2.8 million (3.5%).
◦Inventories in Aluminum Extrusions increased by $3.8 million due to the timing of purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 37.9 days for the 12 months ended March 31, 2020 and 38.6 days for the 12 months ended December 31, 2019.
◦Inventories in PE Films increased by $0.8 million primarily due to the timing of raw material purchases. DIO was approximately 55.5 days for the 12 months ended March 31, 2020 and 55.7 days for the 12 months ended December 31, 2019.
◦Inventories in Flexible Packaging Films decreased by approximately $1.8 million primarily due to a reduction in raw material levels. DIO was approximately 93.2 days for the 12 months ended March 31, 2020 and 94.3 days for the 12 months ended December 31, 2019.
•Net property, plant and equipment decreased $9.3 million (3.8%) primarily due to depreciation expenses of $7.6 million and a reduction from the effect of changes in foreign exchange rates of $6.5 million, partially offset by capital expenditures of $4.9 million.
•Other identifiable intangibles, net decreased by $1.1 million (4.7%) primarily due to amortization expense of $0.8 million.
•Accounts payable increased $1.4 million (1.4%).
◦Accounts payable in Aluminum Extrusions increased by $2.9 million primarily due to lower volume and the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 51.0 days for the 12 months ended March 31, 2020 and 49.9 days for the 12 months ended December 31, 2019.
◦Accounts payable in PE Films decreased $0.4 million due to the normal volatility associated with the timing of payments. DPO was approximately 45.1 days for the 12 months ended March 31, 2020 and 44.9 days for the 12 months ended December 31, 2019.
◦Accounts payable in Flexible Packaging Films decreased $2.3 million due to lower inventory levels and the normal volatility associated with the timing of payments. DPO was approximately 57.1 days for the 12 months ended March 31, 2020 and 55.2 days for the 12 months ended December 31, 2019.
•Accrued expenses increased by $1.1 million (2.3%) from December 31, 2019 primarily due to to increased derivative liabilities due to currency and commodity fluctuations, and increased payroll accruals due to the timing of pay periods at quarter end, partially offset by the settlement of 2019 incentive compensation accruals which were paid during the quarter.
Cash provided by operating activities was $15.1 million in the first three months of 2020 compared with $11.1 million in the first three months of 2019. The increase is primarily due to higher net segment EBITDA from ongoing operations ($6.5 million).

Cash used in investing activities was $4.9 million in the first three months of 2020 compared with $12.9 million in the first three months of 2019. Cash used in investing activities primarily represents capital expenditures, which were $4.9 million and $12.9 million in the first three months of 2020 and 2019, respectively.
Cash used in financing activities of $3.6 million in the first three months of 2020 was primarily related to net repayments of $1.0 million under the Credit Agreement (as defined below) and the payment of regular quarterly dividends of $4.0 million (12 cents per share). Cash provided by financing activities of $4.0 million in the first three months of 2019 was primarily related to net repayments of $8.5 million under the prior credit agreement and the payment of regular quarterly dividends of $3.7 million (11 cents per share).
Further information on cash flows for the three months ended March 31, 2020 and 2019 is provided in the consolidated statements of cash flows.
On June 28, 2019, Tredegar entered into a $500 million five-year, secured revolving credit agreement (“Credit Agreement”), with an option to increase that amount by $100 million.
Net capitalization and indebtedness as defined under the Credit Agreement as of March 31, 2020 were as follows:

Net Capitalization and Indebtedness as of March 31, 2020
(In thousands)
Net capitalization:
Cash and cash equivalents	$35,059
Debt:
Credit Agreement	43,000
Debt, net of cash and cash equivalents	7,941
Shareholders’ equity	338,590
Net capitalization	$346,531
Indebtedness as defined in Credit Agreement:
Total debt	$43,000
Other	—
Indebtedness	$43,000
EBITDA as defined in the Credit Agreement is referred to in this Form 10-Q as Credit EBITDA. The credit spread and commitment fees charged on the unused amount under the Credit Agreement at various indebtedness-to-Credit EBITDA levels are as follows:

Pricing Under The Credit Agreement (Basis Points)
Indebtedness-to-Credit EBITDA Ratio	Credit Spread Over LIBOR	Commitment Fee
> 3.5x but <= 4.0x	200.0	40
> 3.0x but <= 3.5x	187.5	35
> 2.0x but <= 3.0x	175.0	30
> 1.0x but <= 2.0x	162.5	25
<= 1.0x	150.0	20
At March 31, 2020, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 150 basis points. Under the Credit Agreement, borrowings are permitted up to $500 million, and approximately $345 million was available to borrow at March 31, 2020 based upon the most restrictive covenants within the Credit Agreement.
The most restrictive covenants in the Credit Agreement include:
•Maximum indebtedness-to-Credit EBITDA (“Leverage Ratio”) of 4.00x;
•Minimum Credit EBITDA-to-interest expense of 3.00x; and
•Maximum aggregate distributions to shareholders over the term of the Credit Agreement of $130 million plus, beginning with the fiscal quarter ended June 30, 2019, 50% of net income and, at a Leverage Ratio of equal to or greater than 3.00x, a limitation on such payments for the succeeding quarter at the greater of (i) $4.75 million and (ii) 50% of consolidated net income for the most recent fiscal quarter.

The Credit Agreement is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, including equity in certain material first-tier foreign subsidiaries.
Credit EBITDA is not intended to represent net income (loss) or cash flow from operations as defined by GAAP and should not be considered as an alternative to either net income (loss) or to cash flow. The computations of Credit EBITDA and the leverage ratio and interest coverage ratio as defined in the Credit Agreement are presented below.

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended March 31, 2020 (In Thousands)
Computation of Credit EBITDA for the twelve months ended March 31, 2020:
Net income (loss)	$6,152
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	3,374
Depreciation and amortization expense (excluding amortization of right-of-use lease assets) for continuing operations	44,540
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	24,831
Charges related to stock option grants and awards accounted for under the fair value-based method	4,378
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	14,700
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(653)
Interest income	(289)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	97,033
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at March 31, 2020:
Leverage ratio (indebtedness-to-Credit EBITDA)	.44x
Interest coverage ratio (Credit EBITDA-to-interest expense)	28.76x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($130,000 plus 50% of net income generated for each quarter beginning April 1, 2019)	$145,805
Maximum leverage ratio permitted	4.00	x
Minimum interest coverage ratio permitted	3.00	x
As of March 31, 2020, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At March 31, 2020, the Company had cash and cash equivalents of $35.1 million, including funds held by locations outside the U.S. of $25.2 million.

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

Source: Quarterly averages computed by Tredegar using monthly data provided by IHS, Inc. In February 2020, IHS reflected a 32 cents per pound non-market adjustment based on their estimate of the growth of discounts in prior periods. The 4th quarter 2019 average rate of $0.51 per pound is shown on a pro forma basis as if the non-market adjustment was made in the fourth quarter of 2019.

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
The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first three months of 2020 and 2019 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Three Months Ended March 31,
	2020		2019
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	2%	—%	2%	—%
Europe	1	7	1	7
Latin America	1	12	1	12
Asia	10	1	6	1
Total	14%	20%	10%	20%
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
 Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a unfavorable impact on operating profit from ongoing operations in PE Films of $0.6 million in the first quarter of 2020 compared with the first quarter of 2019.

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
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of March 31, 2020, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and overseen by the Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements for external purposes in accordance with GAAP and includes policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting using the criteria in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). As a result of this evaluation, management concluded, as disclosed in the 2019 Form 10-K, that the Company’s internal control over financial reporting was not effective as of December 31, 2019, because of the material weaknesses in internal control over financial reporting discussed below.
•Control Environment: The Company did not have a sufficient number of trained resources with assigned responsibility and accountability for the design, operation and documentation of internal control over financial reporting in accordance with the 2013 COSO Framework.
•Risk Assessment: The Company did not have an effective risk assessment process that defined clear financial reporting objectives and evaluated risks, including fraud risks, and risks resulting from changes in the external environment and business operations, at a sufficient level of detail to identify all relevant risks of material misstatement across the entity.

•Information and Communication: The Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that communicates relevant information about roles and responsibilities for internal control over financial reporting.
•Monitoring Activities: The Company did not have effective monitoring activities to assess the operation of internal control over financial reporting, including the continued appropriateness of control design and level of documentation maintained to support control effectiveness.
•Control Activities: As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls and general information technology controls were determined to be pervasive throughout the Company’s financial reporting processes.
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
The Company’s independent registered public accounting firm, KPMG LLP, which audited the 2019 consolidated financial statements included in the 2019 Form 10-K, expressed an adverse opinion on the operating effectiveness of the Company's internal control over financial reporting.
Remediation Plan
The Company’s remediation efforts are ongoing and it will continue its initiatives to implement and document policies and procedures, and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment will extend into 2021. In addition, the Company is monitoring the impact of COVID-19 on its remediation plan. Depending on the severity and length of the pandemic, the remediation timeline could be negatively impacted because of inefficiencies caused by COVID-related limitations on travel, meetings, on-site work and close collaboration and the related increase in time necessary to complete remediation projects.
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
a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements,
b.Conducted interviews with relevant parties to ensure our understanding of the activities involved in the recording of transactions within material processes,
c.Substantially completed a comprehensive review and update, as necessary, of the documentation of relevant processes with respect to the Company’s internal control over financial reporting,
d.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders, and
e.Commenced the design of certain new or redesigned internal controls.
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
Changes in Internal Control Over Financial Reporting
The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. The implementation of the material aspects of this plan began in the second quarter of 2019. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2019 Form 10-K, there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. Except for the item shown below, there are no additional material updates or changes to our risk factors since the filing of the 2019 Form 10-K.
Our business and operations, and the operations of our customers, suppliers and others we do business with, may be adversely affected by epidemics such as the recent coronavirus (or COVID-19) pandemic, which could adversely affect our financial condition, results of operations and cash flows. We may face risks related to health epidemics or outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, COVID-19 has spread across the globe to every country in which the Company does business and is impacting worldwide economic activity. A public health epidemic, including COVID-19, poses the risk that we or our contractors, suppliers, customers and other business partners may be prevented or otherwise adversely affected in the conduct of business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities and by other government mandates or policy changes. For example, our PE Films Pune, India plant was temporarily shut by government mandate and our Aluminum Extrusions Newnan, Georgia plant was temporarily shut twice for disinfecting. We may also face staffing issues if our employees become ill from an epidemic, are subject to epidemic-related “stay-at- home” orders, or absenteeism increases because of fear of epidemic-related health risks. Some Company employees have tested positive for COVID-19, with additional employees absent, pending test results or self-quarantined. An epidemic may also cause a significant reduction in demand for one or more of our products as a result of a drop in product-specific demand, because of an epidemic’s impact on the world economy generally, or for other reasons. For example, our AACOA Aluminum Extrusions plants have seen a significant decline in demand for products they sell to customers who serve markets for consumer durable products, building, construction and automobiles. For more information on the effect of COVID-19 on our Bonnell Aluminum business, see “The Impact of COVID-19 – Financial Considerations” above. As a result of an epidemic, we may be unable to meet our supply commitments or otherwise fulfill our customers’ needs due to disruptions in our manufacturing and supply arrangements, including as a result of constrained workforce capacity, interruption of raw material supplies, transportation disruptions or a loss or disruption of other key elements of our manufacturing and distribution capability. An epidemic may cause the failure of, or default in performance by, third parties we rely on to supply our manufacturing operations, to process, transport or purchase our products, to finance our operations, and to otherwise provide products and services to the Company in support of our business and operations. While it is not possible at this time to estimate the impact that any particular epidemic, including COVID-19, could have on the Company’s business, the extent of that impact would likely be affected by factors outside of our control such as the severity, duration and spread of such an epidemic, the measures taken by the governments of countries affected and the ability of our customers and consumers to access government programs providing liquidity and support during the crisis. The impact of an epidemic on our employees, our customers, our supply chains, demand for our products, our ability to supply customers, our operating costs, and our other business activities, could adversely affect our financial condition, results of operations and cash flows.

Item 6. Exhibits.

Exhibit Nos.

3.1
Amended and Restated Bylaws of Tredegar Corporation, as of March 26, 2020 (filed as Exhibit 3.1 to Tredegar's Current Report on Form 8-K (File No. 1-10258), filed March 30, 2020 and incorporated herein by reference).

10.18	Form of Notice of Stock Award and Stock Award Terms and Conditions.

10.19	Form of Notice of Stock Appreciation Right Grant and Stock Appreciation Right Terms and Conditions.

10.20	Form of Notice of Nonstatutory Stock Option Grant and Nonstatutory Stock Option Terms and Conditions.

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

Tredegar Corporation
(Registrant)

Date:	May 11, 2020	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2020	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)