Form 10-Q
period 2020-06-30
TREDEGAR CORP
filed 2020-08-06
CIK 850429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Common Stock, no par value, outstanding as of July 31, 2020: 33,516,949

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Tredegar Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$39,930	$31,422
Accounts and other receivables, net of allowance for doubtful accounts and sales returns of $3,383 in 2020 and $3,036 in 2019	100,460	107,558
Income taxes recoverable	852	4,100
Inventories	85,218	81,380
Prepaid expenses and other	10,383	8,696
Total current assets	236,843	233,156
Property, plant and equipment, at cost	806,476	810,801
Less accumulated depreciation	(576,556)	(567,911)
Net property, plant and equipment	229,920	242,890
Right-of-use leased assets	17,879	19,220
Investment in kaléo (cost basis of $7,500)	70,700	95,500
Identifiable intangible assets, net	20,766	22,636
Goodwill	67,708	81,404
Deferred income taxes	10,826	13,129
Other assets	4,165	4,733
Total assets	$658,807	$712,668
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,882	$103,657
Accrued expenses	47,054	45,809
Lease liability, short-term	2,949	3,002
Income taxes payable	5,613	—
Total current liabilities	148,498	152,468
Lease liability, long-term	16,305	17,689
Long-term debt	34,000	42,000
Pension and other postretirement benefit obligations, net	104,903	107,446
Deferred income taxes	—	11,019
Other noncurrent liabilities	4,227	5,297
Total liabilities	307,933	335,919
Shareholders’ equity:
Common stock, no par value (issued and outstanding - 33,518,577 shares at June 30, 2020 and 33,365,039 shares at December 31, 2019)	47,448	45,514
Common stock held in trust for savings restoration plan (75,792 shares at June 30, 2020 and 74,798 shares at December 31, 2019)	(1,610)	(1,592)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	(112,666)	(100,663)
Gain (loss) on derivative financial instruments	(3,824)	(1,307)
Pension and other post-retirement benefit adjustments	(89,819)	(95,681)
Retained earnings	511,345	530,478
Total shareholders’ equity	350,874	376,749
Total liabilities and shareholders’ equity	$658,807	$712,668
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and other items:
Sales	$218,638	$248,248	$446,940	$496,714
Other income (expense), net	(13)	7,096	(26,225)	24,206
	218,625	255,344	420,715	520,920
Costs and expenses:
Cost of goods sold	161,820	192,581	337,131	393,235
Freight	7,464	8,887	16,044	17,907
Selling, general and administrative	25,212	23,864	48,381	45,875
Research and development	4,865	5,451	9,720	9,936
Amortization of identifiable intangibles	753	890	1,511	1,782
Pension and postretirement benefits	3,567	2,416	7,134	4,831
Interest expense	548	1,263	1,104	2,495
Asset impairments and costs associated with exit and disposal activities, net of adjustments	136	1,075	597	2,131
Goodwill impairment	—	—	13,696	—
Total	204,365	236,427	435,318	478,192
Income (loss) before income taxes	14,260	18,917	(14,603)	42,728
Income tax expense (benefit)	3,064	4,440	(3,477)	8,467
Net income (loss)	$11,196	$14,477	$(11,126)	$34,261

Earnings (loss) per share:
Basic	$0.33	$0.44	$(0.33)	$1.03
Diluted	$0.33	$0.44	$(0.33)	$1.03
Shares used to compute earnings (loss) per share:
Basic	33,435	33,270	33,374	33,197
Diluted	33,436	33,278	33,374	33,203
Dividends per share	$0.12	$0.11	$0.24	$0.22
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$11,196	$14,477
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax of $177 in 2020 and tax of $0 in 2019)	(474)	507
Derivative financial instruments adjustment (net of tax of $339 in 2020 and tax benefit of $134 in 2019)	1,258	621
Amortization of prior service costs and net gains or losses (net of tax of $835 in 2020 and tax of $593 in 2019)	2,931	2,079
Other comprehensive income (loss)	3,715	3,207
Comprehensive income (loss)	$14,911	$17,684

	Six Months Ended June 30,
	2020	2019
Net income (loss)	$(11,126)	$34,261
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment (net of tax benefit of $1,106 in 2020 and tax benefit of $0 in 2019)	(12,003)	(283)
Derivative financial instruments adjustment (net of tax benefit of $887 in 2020 and tax benefit of $51 in 2019)	(2,517)	268
Amortization of prior service costs and net gains or losses (net of tax of $1,671 in 2020 and tax of $1,185 in 2019)	5,862	4,158
Other comprehensive income (loss)	(8,658)	4,143
Comprehensive income (loss)	$(19,784)	$38,404
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(11,126)	$34,261
Adjustments for noncash items:
Depreciation	15,357	14,465
Amortization of identifiable intangibles	1,511	1,782
Reduction of right-of-use lease asset	1,402	1,270
Goodwill impairment	13,696	—
Deferred income taxes	(8,461)	5,339
Accrued pension and post-retirement benefits	7,134	4,831
(Gain) loss on investment in kaléo accounted for under the fair value method	24,800	(6,600)
Loss on asset impairments and divestitures	—	522
Net gain on disposal of assets	—	(11)
Changes in assets and liabilities:
Accounts and other receivables	2,303	8,471
Inventories	(8,515)	702
Income taxes recoverable/payable	8,799	3,860
Prepaid expenses and other	(1,912)	1,081
Accounts payable and accrued expenses	(6,936)	(566)
Lease liability	(1,496)	(1,306)
Pension and postretirement benefit plan contributions	(2,130)	(3,648)
Other, net	1,636	4,043
Net cash provided by operating activities	36,062	68,496
Cash flows from investing activities:
Capital expenditures	(8,806)	(24,251)
Proceeds from the sale of assets and other	—	22
Net cash used in investing activities	(8,806)	(24,229)
Cash flows from financing activities:
Borrowings	25,000	30,000
Debt principal payments	(33,000)	(58,500)
Dividends paid	(8,025)	(7,320)
Debt financing costs	—	(1,757)
Repurchase of employee common stock for tax withholdings	(586)	(854)
Net cash used in financing activities	(16,611)	(38,431)
Effect of exchange rate changes on cash	(2,137)	(464)
Increase in cash & cash equivalents	8,508	5,372
Cash and cash equivalents at beginning of period	31,422	34,397
Cash and cash equivalents at end of period	$39,930	$39,769
See accompanying notes to financial statements.

Tredegar Corporation
Consolidated Statement of Shareholders’ Equity
(In Thousands, Except Share and Per Share Data)
(Unaudited)

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance April 1, 2020	$46,054	$504,161	$(1,601)	$(112,192)	$(5,082)	$(92,750)	$338,590
Net income	—	11,196	—	—	—	—	11,196
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $177)	—	—	—	(474)	—	—	(474)
Derivative financial instruments adjustment (net of tax of $339)	—	—	—	—	1,258	—	1,258
Amortization of prior service costs and net gains or losses (net of tax of $835)	—	—	—	—	—	2,931	2,931
Cash dividends declared ($0.12 per share)	—	(4,021)	—	—	—	—	(4,021)
Stock-based compensation expense	1,394	—	—	—	—	—	1,394
Tredegar common stock purchased by trust for savings restoration plan	—	9	(9)	—	—	—	—
Balance at June 30, 2020	$47,448	$511,345	$(1,610)	$(112,666)	$(3,824)	$(89,819)	$350,874

The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2020:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2020	$45,514	$530,478	$(1,592)	$(100,663)	$(1,307)	$(95,681)	$376,749
Net income (loss)	—	(11,126)	—	—	—	—	(11,126)
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax benefit of $1,106)	—	—	—	(12,003)	—	—	(12,003)
Derivative financial instruments adjustment (net of tax benefit of $887)	—	—	—	—	(2,517)	—	(2,517)
Amortization of prior service costs and net gains or losses (net of tax of $1,671)	—	—	—	—	—	5,862	5,862
Cash dividends declared ($0.24 per share)	—	(8,025)	—	—	—	—	(8,025)
Stock-based compensation expense	2,520	—	—	—	—	—	2,520
Repurchase of employee common stock for tax withholdings	(586)	—	—	—	—	—	(586)
Tredegar common stock purchased by trust for savings restoration plan	—	18	(18)	—	—	—	—
Balance at June 30, 2020	$47,448	$511,345	$(1,610)	$(112,666)	$(3,824)	$(89,819)	$350,874

The following summarizes the changes in shareholders’ equity for the three month period ended June 30, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at April 1, 2019	$39,587	$513,653	$(1,568)	$(97,730)	$(1,954)	$(79,367)	$372,621
Net income (loss)	—	14,477	—	—	—	—	14,477
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	507	—	—	507
Derivative financial instruments adjustment (net of tax benefit of $134)	—	—	—	—	621	—	621
Amortization of prior service costs and net gains or losses (net of tax of $593)	—	—	—	—	—	2,079	2,079
Cash dividends declared ($0.11 per share)	—	(3,669)	—	—	—	—	(3,669)
Stock-based compensation expense	1,679	—	—	—	—	—	1,679
Repurchase of employee common stock for tax withholdings	(39)	—	—	—	—	—	(39)
Tredegar common stock purchased by trust for savings restoration plan	—	7	(7)	—	—	—	—
Balance at June 30, 2019	$41,227	$524,468	$(1,575)	$(97,223)	$(1,333)	$(77,288)	$388,276

The following summarizes the changes in shareholders’ equity for the six month period ended June 30, 2019:

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Retained Earnings	Trust for Savings Restoration Plan	Foreign Currency Translation	Gain (Loss) on Derivative Financial Instruments	Pension & Other Post-retirement Benefit Adjustment	Total Shareholders’ Equity
Balance at January 1, 2019	$38,892	$497,511	$(1,559)	$(96,940)	$(1,601)	$(81,446)	$354,857
Net income (loss)	—	34,261	—	—	—	—	34,261
Other comprehensive income (loss):
Foreign currency translation adjustment (net of tax of $0)	—	—	—	(283)	—	—	(283)
Derivative financial instruments adjustment (net of tax benefit of $51)	—	—	—	—	268	—	268
Amortization of prior service costs and net gains or losses (net of tax of $1,185)	—	—	—	—	—	4,158	4,158
Cash dividends declared ($0.22 per share)	—	(7,320)	—	—	—	—	(7,320)
Stock-based compensation expense	3,189	—	—	—	—	—	3,189
Repurchase of employee common stock for tax withholdings	(854)	—	—	—	—	—	(854)
Tredegar common stock purchased by trust for savings restoration plan	—	16	(16)	—	—	—	—
Balance at June 30, 2019	$41,227	$524,468	$(1,575)	$(97,223)	$(1,333)	$(77,288)	$388,276
See accompanying notes to financial statements.

TREDEGAR CORPORATION
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

1 BASIS OF PRESENTATION
In the opinion of management, the accompanying consolidated financial statements of Tredegar Corporation and its subsidiaries (“Tredegar,” “the Company,” “we,” “us” or “our”) contain all adjustments necessary to state fairly, in all material respects, Tredegar’s consolidated financial position as of June 30, 2020, the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, the consolidated cash flows for the six months ended June 30, 2020 and 2019, and the consolidated changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019, in accordance with U.S. generally accepted accounting principles (“GAAP”). All such adjustments, unless otherwise detailed in the notes to the consolidated interim financial statements, are deemed to be of a normal, recurring nature.
The Company operates on a calendar fiscal year except for the Aluminum Extrusions segment, which operates on a 52/53-week fiscal year basis.  As such, the fiscal second quarter for 2020 and 2019 for this segment references 13-week periods ended June 28, 2020 and June 30, 2019, respectively.  The Company does not believe the impact of reporting the results of this segment as stated above is material to the consolidated financial results.
The financial position data as of December 31, 2019 that is included herein was derived from the audited consolidated financial statements provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2019 Form 10-K. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year. Certain prior year balances have been reclassified to conform with current year presentation.
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
Accounts and Other Receivables. Accounts receivable are stated at the amount invoiced to customers less allowances for doubtful accounts and sales returns. Accounts receivable are non-interest bearing and arise from the sale of product to customers under typical industry trade terms. Notes receivable are not significant. Past due amounts are determined based on established terms and charged-off when deemed uncollectible. The allowance for doubtful accounts is determined based on an assessment of probable losses taking into account past due amounts, customer credit profile, historical experience and current economic conditions. For receivables that do not have a specific allowance, the loss rate is computed by segment to apply to the remaining receivables balance, using each segment’s historic loss rate. Other receivables include value-added taxes related to certain foreign subsidiaries and other miscellaneous receivables due within one year. For certain customers, the Company has arrangements in place with financial institutions whereby certain customer receivables are sold to the financial institution at a discount and without recourse.  Upon sale, the associated receivable is unrecognized and the discount is recognized as a reduction of sales.
As of June 30, 2020 and December 31, 2019, accounts receivable and other receivables, net, were $100.5 million and $107.6 million, respectively, made up of the following:

	June 30,	December 31,
(In thousands)	2020	2019
Customer receivables	$99,520	$106,153
Other receivables	4,323	4,441
Total accounts and other receivables	103,843	110,594
Less: Allowance for bad debts and sales returns	(3,383)	(3,036)
Total accounts and other receivables, net	$100,460	$107,558

2 LONG-LIVED ASSETS & GOODWILL IMPAIRMENT
The Company assesses its long-lived assets for impairment when events and circumstances indicate that the carrying amount of the assets may not be recoverable. Long-lived assets consist primarily of buildings, machinery and equipment. During the three months ended June 30, 2020, the Company did not identify any indicators of impairment in light of the economic impacts from coronavirus pandemic ("COVID-19") for its asset groups.
The Company assesses goodwill for impairment on an annual basis at a minimum (December 1st of each year) or when events or circumstances indicate that the carrying amount of a reporting unit that includes goodwill exceeds its fair value. The Company evaluated whether triggering events occurred for all reporting units that include goodwill and determined that triggering events did occur during the first three months of 2020 for the Aluminum Extrusions’ reporting units created as a result of acquisitions in 2012 (“AACOA”) and in 2017 (“Futura”).
The Company performed goodwill impairment tests for the AACOA and Futura reporting units using a combination of income and market approaches and determined that the fair value of the Futura reporting unit exceeded its carrying value. During the first three months of 2020, the Company recognized a goodwill impairment charge of $13.7 million ($10.5 million after taxes), which represented the entire amount of goodwill associated with the AACOA reporting unit. The operations of the AACOA reporting unit, which includes the Niles, Michigan and Elkhart, Indiana facilities, have been severely impacted by COVID-19, with over 80% of the aluminum extrusions manufactured at these facilities sold to customers that make consumer durable products, such as recreational boating and power sports vehicles, as well as to customers serving building and construction and automotive markets.
The Company evaluated whether triggering events occurred during the three months ended June 30, 2020 for all reporting units that include goodwill and determined no events or circumstances existed that indicated the fair value of the reporting units are below their carrying amounts.
Recent disruptions to the global economy from COVID-19 make it reasonably possible that future interim tests for long-lived assets and goodwill may be required during 2020. The Company continues to monitor developments and perform updated analyses as necessary.
3 ASSET IMPAIRMENTS AND COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES
Since July 2019, the Company planned to close its PE Films manufacturing facility in Lake Zurich, Illinois (“Lake Zurich plant shutdown”). In March 2020, this facility was shut down and the production of elastic materials it previously produced was transferred to the new elastic production line at Terre Haute, Indiana. As a result of the Lake Zurich plant shutdown, the Company expects to recognize overall pre-tax cash costs of $6.9 million comprised of (i) customer-related costs ($0.7 million), (ii) severance and other employee related costs ($1.1 million), and (iii) asset disposal and other cash costs ($5.1 million). In addition, the Company expects overall non-cash asset write-offs and accelerated depreciation of $1.3 million. Total expenses associated with the Lake Zurich plant shutdown are $2.9 million since project inception. Cash expenditures were $0.7 million in the six months ended June 30, 2020. The Company anticipates that the Lake Zurich plant shutdown will be completed by the end of 2020 and that the sale of real property will occur sometime thereafter.
A reconciliation of the beginning and ending balances of accrued expenses associated with exit and disposal activities and charges associated with asset impairments and reported as “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income for the six months ended June 30, 2020 is as follows:

(In thousands)	Severance	Asset Impairments	Other	Total
Balance at January 1, 2020	$1,294	$—	$86	$1,380
Changes in 2020:
Charges:
Lake Zurich plant shutdown	168	11	325	504
Other restructuring charges	77	—	16	93
	245	11	341	597
Cash payments	(1,148)	—	(386)	(1,534)
Charges against assets	—	(11)	—	(11)
Balance at June 30, 2020	$391	$—	$41	$432

4 INVENTORIES
The components of inventories are as follows:

(In thousands)	June 30, 2020	December 31, 2019
Finished goods	$19,565	$24,504
Work-in-process	13,123	12,328
Raw materials	30,482	24,735
Stores, supplies and other	22,048	19,813
Total	$85,218	$81,380

5 EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Weighted average shares outstanding used to compute basic earnings per share	33,435	33,270	33,374	33,197
Incremental dilutive shares attributable to stock options and restricted stock	1	8	—	6
Shares used to compute diluted earnings per share	33,436	33,278	33,374	33,203
Incremental shares attributable to stock options and restricted stock are computed under the treasury stock method using the average market price during the related period. The Company had a net loss for the six months ended June 30, 2020, so there is no dilutive impact for such shares. For the three months ended June 30, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,567,709. If the Company had reported net income for the six months ended June 30, 2020, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,125,203.
For the three and six months ended June 30, 2019, average out-of-the-money options to purchase shares that were excluded from the calculation of incremental shares attributable to stock options and restricted stock were 1,474,762 and 1,225,333, respectively.
6 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2020:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2020	$(100,663)	$(1,307)	$(95,681)	$(197,651)
Other comprehensive income (loss) before reclassifications	(12,003)	(6,242)	—	(18,245)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,725	5,862	9,587
Net other comprehensive income (loss) - current period	(12,003)	(2,517)	5,862	(8,658)
Ending balance, June 30, 2020	$(112,666)	$(3,824)	$(89,819)	$(206,309)

The following table summarizes the after-tax changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2019:

(In thousands)	Foreign currency translation adjustment	Gain (loss) on derivative financial instruments	Pension and other post-retirement benefit adjustments	Total
Beginning balance, January 1, 2019	$(96,940)	$(1,601)	$(81,446)	$(179,987)
Other comprehensive income (loss) before reclassifications	(283)	(1,218)	—	(1,501)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,486	4,158	5,644
Net other comprehensive income (loss) - current period	(283)	268	4,158	4,143
Ending balance, June 30, 2019	$(97,223)	$(1,333)	$(77,288)	$(175,844)

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the three months ended June 30, 2020 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,551)	Cost of sales
Foreign currency forward contracts, before taxes	(1,798)	Selling, general & administrative
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	(3,333)
Income tax expense (benefit)	(721)	Income tax expense (benefit)
Total, net of tax	$(2,612)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(3,766)	(a)
Income tax expense (benefit)	(835)	Income tax expense (benefit)
Total, net of tax	$(2,931)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income (loss) for the six months ended June 30, 2020 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(2,191)	Cost of sales
Foreign currency forward contracts, before taxes	(2,592)	Selling, general & administrative
Foreign currency forward contracts, before taxes	31	Cost of sales
Total, before taxes	(4,752)
Income tax expense (benefit)	(1,027)	Income tax expense (benefit)
Total, net of tax	$(3,725)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(7,533)	(a)
Income tax expense (benefit)	(1,671)	Income tax expense (benefit)
Total, net of tax	$(5,862)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the three months ended June 30, 2019 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(606)	Cost of sales
Foreign currency forward contracts, before taxes	(369)	Selling, general & administrative
Foreign currency forward contracts, before taxes	16	Cost of sales
Total, before taxes	(959)
Income tax expense (benefit)	(131)	Income tax expense (benefit)
Total, net of tax	$(828)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(2,672)	(a)
Income tax expense (benefit)	(593)	Income tax expense (benefit)
Total, net of tax	$(2,079)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).

Reclassifications of balances out of accumulated other comprehensive income (loss) into net income for the six months ended June 30, 2019 are summarized as follows:

(In thousands)	Amount reclassified from other comprehensive income (loss)	Location of gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (loss)
Gain (loss) on derivative financial instruments:
Aluminum future contracts, before taxes	$(1,223)	Cost of sales
Foreign currency forward contracts, before taxes	(560)	Selling, general & administrative
Foreign currency forward contracts, before taxes	31	Cost of sales
Total, before taxes	(1,752)
Income tax expense (benefit)	(266)	Income tax expense (benefit)
Total, net of tax	$(1,486)
Amortization of pension and other post-retirement benefits:
Actuarial gain (loss) and prior service costs, before taxes	$(5,343)	(a)
Income tax expense (benefit)	(1,185)	Income tax expense (benefit)
Total, net of tax	$(4,158)
(a) This component of accumulated other comprehensive income (loss) is included in the computation of net periodic pension cost (see Note 9 for additional detail).
7 INVESTMENTS
In August 2007 and December 2008, the Company made an aggregate investment of $7.5 million in kaléo, Inc. (“kaléo”), a privately held specialty pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions. Tredegar owns Series A-3 Preferred Stock and Series B Preferred Stock in kaléo that, taken together, represents on a fully-diluted basis an approximate 18% interest in kaléo. Tredegar accounts for its investment in kaléo under the fair value option. At the time of the initial investment, the Company elected the fair value option of accounting since its investment objectives were similar to those of venture capitalists, which typically do not have controlling financial interests.
The estimated fair value of the Company’s investment was $70.7 million as of June 30, 2020 and $95.5 million as of December 31, 2019. The Company recognized an increase in value on its investment in kaléo of $1.3 million ($0.9 million after deferred income taxes) in the second quarter of 2020, but a decline of $24.8 million ($19.5 million after deferred income taxes) since the December 31, 2019 valuation. The decline in estimated fair value during the first six months of 2020 was primarily due to: (i) lower expectations for 2020 EBITDA and net cash flow associated with lower market demand for epinephrine delivery devices resulting from COVID-19-related social distancing guidelines, especially if such guidelines or restrictions impact the peak back-to-school season and (ii) a higher private company liquidity discount. The net appreciation on its investment of $24.2 million($19.9 million after deferred income taxes) in the first six months of 2019, included a pre-tax cash dividend of $17.6 million paid on April 30, 2019. Future dividends are subject to the discretion of kaléo’s board of directors. Amounts recognized associated with the Company’s investment in kaléo are included in “Other income (expense), net” in the consolidated statements of income and separately stated in the net sales and EBITDA from ongoing operations by segment table in Note 11.
The Company estimated the fair value of its investment in kaléo at June 30, 2020 by: (i) computing the weighted average estimated enterprise value (“EV”) utilizing both the discounted cash flow method (the “DCF Method”) and the application of a market multiple to earnings before interest, taxes, depreciation and amortization (the “EBITDA Multiple Method”), (ii) applying adjustments for any surplus or deficient working capital and estimates of contingent liabilities, (iii) adding cash and cash equivalents, (iv) subtracting interest-bearing debt, (v) subtracting a private company liquidity discount estimated at 20% at June 30, 2020 (versus 10% at December 31, 2019 and 15% at June 30, 2019) of the net result of (i) through (iv), and (vi) applying liquidation preferences and fully diluted ownership percentages to the estimated equity value computed in (i) through (v).
The Company’s estimate of kaléo’s EV as of June 30, 2020 was determined by weighting the EBITDA Multiple Method by 80% and the DCF Method by 20%, which was consistent with the weighting applied at December 31, 2019 and March 31, 2020. The heavier weighting towards the EBITDA Multiple Method was due to its heuristic nature versus the hypothetical nature of the projections used in the DCF Method. The DCF Method projections rely on numerous assumptions and Level 3 inputs, including estimating market growth, market share, pricing, net margins (after allowances for temporary discounts, prompt pay discounts, product returns, wholesaler fees, chargebacks, rebates and copays), selling expenses, R&D expenses, general and administrative expenses, income taxes on unlevered pretax income, working capital, capital expenditures and the risk-adjusted discount rate. In addition, there are various regulatory and legal enforcement efforts, including an ongoing Department of Justice investigation related to kaléo’s discontinued Evzio business, which could have a material adverse effect on kaléo’s business that require assessment in any valuation method applied.
The table below provides a sensitivity analysis of the estimated fair value at June 30, 2020, of the Company’s investment in kaléo for changes in the EBITDA multiple used in applying the EBITDA Multiple Method and the changes in the weighting of the DCF Method.

($ Millions)		EV-to-Adjusted EBITDA Multiple
		5.0 x	6.0 x	7.0 x	8.0x	9.0x
Weighting to DCF Method	50%	$60.9	$66.3	$71.7	$77.1	$82.4
	40%	$58.4	$64.9	$71.4	$77.8	$84.3
	30%	$56.0	$63.5	$71.0	$78.6	$86.1
	20%	$53.5	$62.1	$70.7	$79.3	$87.9
	10%	$51.0	$60.7	$70.4	$80.0	$89.7
	0%	$48.5	$59.3	$70.0	$80.8	$91.5
The ultimate value of the Company’s ownership interest in kaléo will be determined and realized only if and when a liquidity event occurs, and the ultimate value could be materially different from the $70.7 million estimated fair value reflected in the Company’s financial statements at June 30, 2020.
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
In the normal course of business, Aluminum Extrusions enters into fixed-price forward sales contracts with certain customers for the future sale of fixed quantities of aluminum extrusions at scheduled intervals. In order to hedge margin exposure created from the fixing of future sales prices relative to volatile raw material (aluminum) costs, Aluminum Extrusions enters into a combination of forward purchase commitments and futures contracts to acquire or hedge aluminum, based on the scheduled purchases for the firm sales commitments. The fixed-price firm sales commitments and related hedging instruments generally have durations of not more than 12 months. The notional amount of aluminum futures contracts that hedged future purchases of aluminum to meet fixed-price forward sales contract obligations was $20.1 million (21.7 million pounds of aluminum) at June 30, 2020 and $20.2 million (19.6 million pounds of aluminum) at December 31, 2019.
The table below summarizes the location and gross amounts of aluminum futures contract fair values (Level 2) in the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Aluminum futures contracts	Accrued expenses	$172	Accrued expenses	$6
Liability derivatives: Aluminum futures contracts	Accrued expenses	(2,029)	Accrued expenses	(1,259)
Net asset (liability)		$(1,857)		$(1,253)

In the event that a counterparty to an aluminum fixed-price forward sales contract chooses not to take delivery of its aluminum extrusions, the customer is contractually obligated to compensate Aluminum Extrusions for any losses on the related aluminum futures and/or forward contracts through the date of cancellation.
The table below summarizes the location and gross amounts of foreign currency forward contract fair values (Level 2) in the consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In thousands)	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Derivatives Designated as Hedging Instruments
Asset derivatives: Foreign currency forward contracts	Prepaid expenses and other	$—	Prepaid expenses and other	$83
Liability derivatives: Foreign currency forward contracts	Accrued expenses	(4,058)	Accrued expenses	(935)
Net asset (liability)		$(4,058)		$(852)
The Company's earnings are exposed to foreign currency exchange risk primarily through the translation of the financial statements of subsidiaries that have a functional currency other than the U.S. Dollar. The Company estimates that the net mismatch translation exposure for the Flexible Packaging Film's business unit in Brazil (“Terphane Ltda.”) of its sales and raw materials quoted or priced in U.S. Dollars and its variable conversion, fixed conversion and sales, general and administrative costs (before depreciation and amortization) quoted or priced in Brazilian Real is annual net costs of 136 million Brazilian Real ("R$").

Terphane Ltda. has the following outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars:

USD Notional Amount (000s)	Average Forward Rate Contracted on USD/BRL	R$ Equivalent Amount (000s)	Applicable Month	Estimated % of Terphane Ltda. R$ Operating Cost Exposure Hedged
$2,200	3.9326	R$8,652	Jul-20	76%
$2,200	3.9413	R$8,671	Aug-20	77%
$2,200	3.9495	R$8,689	Sep-20	77%
$2,200	3.9579	R$8,707	Oct-20	77%
$2,200	3.9660	R$8,725	Nov-20	77%
$2,050	3.9653	R$8,129	Dec-20	72%
$13,050	3.9520	R$51,573		76%
These foreign currency exchange contracts have been designated and qualify as cash flow hedges of Terphane Ltda.’s forecasted sales to customers quoted or priced in U.S. Dollars over that period. By changing the currency risk associated with these U.S. Dollar sales, the derivatives have the effect of offsetting operating costs quoted or priced in Brazilian Real and decreasing the net exposure to Brazilian Real in the consolidated statements of income. The pre-tax net fair value of the open forward contracts was a negative $3.5 million as of June 30, 2020.
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

The pretax effect on net income (loss) and other comprehensive income (loss) of derivative instruments classified as cash flow hedges and described in the previous paragraphs for the three and six month periods ended June 30, 2020 and 2019 is summarized in the table below:

(In thousands)	Cash Flow Derivative Hedges
	Three Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2020	2019	2020	2020	2019	2019
Amount of pretax gain (loss) recognized in other comprehensive income (loss)	$(1,201)	$(1,192)	$—	$(535)	$—	$719
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pretax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income effective portion)	$(1,551)	$(606)	$16	$(1,798)	$16	$(369)
	Six Months Ended June 30,
	Aluminum Futures Contracts		Foreign Currency Forwards
	2020	2019	2020	2020	2019	2019
Amount of pre-tax gain (loss) recognized in other comprehensive income (loss)	$(2,795)	$(1,438)	$—	$(5,360)	$—	$(97)
Location of gain (loss) reclassified from accumulated other comprehensive income (loss) into net income (effective portion)	Cost of sales	Cost of sales	Cost of sales	Selling, general & admin	Cost of sales	Selling, general & admin
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	$(2,191)	$(1,223)	$31	$(2,592)	$31	$(560)
As of June 30, 2020, the Company expects $1.4 million of unrealized after-tax losses on derivative instruments reported in accumulated other comprehensive income (loss) to be reclassified to earnings within the next 12 months. For the three and six month periods ended June 30, 2020 and 2019, net gains or losses realized, from previously unrealized net gains or losses on hedges that had been discontinued, were not material.

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
The components of net periodic benefit cost for the pension and other postretirement benefit programs reflected in the consolidated statements of income for the three and six month periods ended June 30, 2020 and 2019, are shown below:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$—	$9	$8
Interest cost	2,535	3,068	60	73
Expected return on plan assets	(2,804)	(3,404)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	3,814	2,730	(47)	(57)
Net periodic benefit cost	$3,545	$2,394	$22	$24

	Pension Benefits		Other Post-Retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Service cost	$—	$—	$18	$16
Interest cost	5,070	6,135	120	146
Expected return on plan assets	(5,608)	(6,808)	—	—
Amortization of prior service costs, (gains) losses and net transition asset	7,628	5,459	(94)	(115)
Net periodic benefit cost	$7,090	$4,786	$44	$47
Pension and other postretirement liabilities were $105.6 million and $108.1 million at June 30, 2020 and December 31, 2019, respectively ($0.7 million included in “Accrued expenses” at June 30, 2020 and December 31, 2019, with the remainder included in “Pension and other postretirement benefit obligations, net” in the consolidated balance sheets). The Company’s total required pension contributions for 2020 are expected to be $12.3 million; however, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Company has elected to defer payment of $2.4 millionof total contributions until January 1, 2021. A $1.8 million pension plan contribution was made in January 2020 prior to the enactment of the CARES Act.
Tredegar funds its other postretirement benefits on a claims-made basis; for 2020, the Company anticipates the amount will be consistent with amounts paid for the year ended December 31, 2019, or approximately $0.3 million.

10 OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Gain (loss) on investment in kaléo accounted for under fair value method	$1,300	$7,100	$(24,800)	$24,182
COVID-19-related expenses[1]	(1,294)	—	(1,294)	—
Other	(19)	(4)	(131)	24
Total	$(13)	$7,096	$(26,225)	$24,206
1.Costs associated with operating under COVID-19 conditions, include employee overtime expenses associated with absenteeism, personal protective equipment supplies and facility maintenance.
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

The following table presents net sales and EBITDA from ongoing operations by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net Sales
Aluminum Extrusions	$106,058	$136,757	$223,945	$275,804
PE Films	71,012	69,161	142,273	135,941
Flexible Packaging Films	34,104	33,443	64,678	67,062
Total net sales	211,174	239,361	430,896	478,807
Add back freight	7,464	8,887	16,044	17,907
Sales as shown in the Consolidated Statements of Income	$218,638	$248,248	$446,940	$496,714
EBITDA from Ongoing Operations
Aluminum Extrusions:
Ongoing operations:
EBITDA	$13,279	$18,600	$24,956	$34,767
Depreciation & amortization	(4,267)	(4,082)	(8,380)	(8,164)
EBIT	9,012	14,518	16,576	26,603
Plant shutdowns, asset impairments, restructurings and other	(1,230)	(17)	(1,918)	(57)
Goodwill impairment	—	—	(13,696)	—
PE Films:
Ongoing operations:
EBITDA	15,319	11,160	29,507	17,703
Depreciation & amortization	(3,753)	(3,394)	(7,477)	(6,986)
EBIT	11,566	7,766	22,030	10,717
Plant shutdowns, asset impairments, restructurings and other	(646)	(1,523)	(1,552)	(2,901)
Flexible Packaging Films:
Ongoing operations:
EBITDA	6,495	2,880	13,048	6,084
Depreciation & amortization	(436)	(363)	(864)	(707)
EBIT	6,059	2,517	12,184	5,377
Plant shutdowns, asset impairments, restructurings and other	(10)	—	(10)	—
Total	24,751	23,261	33,614	39,739
Interest income	24	48	76	107
Interest expense	548	1,263	1,104	2,495
Gain (loss) on investment in kaléo accounted for under fair value method	1,300	7,100	(24,800)	24,182
Stock option-based compensation costs	725	898	1,309	1,313
Corporate expenses, net	10,542	9,331	21,080	17,492
Income (loss) before income taxes	14,260	18,917	(14,603)	42,728
Income tax expense (benefit)	3,064	4,440	(3,477)	8,467
Net income (loss)	$11,196	$14,477	$(11,126)	$34,261

The following table presents identifiable assets by segment at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Aluminum Extrusions	$240,905	$265,027
PE Films	226,027	230,415
Flexible Packaging Films	66,011	74,016
Subtotal	532,943	569,458
General corporate	85,934	111,788
Cash and cash equivalents	39,930	31,422
Total	$658,807	$712,668
The following tables disaggregate the Company’s revenue by geographic area and product group for the three and six months ended June 30, 2020 and 2019:

Net Sales by Geographic Area (a)
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
United States	$141,559	$162,788	$287,742	$335,042
Exports from the United States to:
Asia	23,643	24,513	45,807	38,006
Latin America	2,078	2,670	5,212	5,537
Canada	1,854	5,872	6,752	9,477
Europe	1,562	1,517	3,063	2,877
Operations outside the United States:
Brazil	25,739	27,582	51,687	55,721
The Netherlands	7,132	8,450	15,017	18,037
Hungary	5,751	5,162	12,355	11,996
India	1,856	807	3,261	1,884
China	—	—	—	230
Total	$211,174	$239,361	$430,896	$478,807
(a) Export sales relate primarily to PE Films. Operations outside the U.S. in The Netherlands, Hungary, China and India also relate to PE Films. Operations in Brazil are primarily related to Flexible Packaging Films, but also include PE Films operations. Sales from locations in The Netherlands and Hungary are primarily to customers located in Europe.
The Company’s facilities in Pottsville, PA (“PV”) and Guangzhou, China (“GZ”) have a tolling arrangement whereby certain surface protection films are manufactured in GZ for a fee with raw materials supplied from PV that are then sold by GZ directly to customers principally in the Asian market, but paid by customers directly to PV. Amounts associated with this intercompany tolling arrangement are reported in the table above as export sales from the U.S. to Asia, and include net sales of $32.1 million in 2019, $10.0 million and $7.5 million in the second quarters of 2020 and 2019, respectively, and $19.3 millionand $12.7 million in the first six months of 2020 and 2019, respectively.

Net Sales by Product Group
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Aluminum Extrusions:
Nonresidential building & construction	$64,726	$69,019	$127,865	$138,657
Consumer durables	7,782	16,381	20,331	31,926
Automotive	5,572	12,496	15,043	25,123
Residential building & construction	9,052	10,278	18,867	21,950
Electrical	4,775	10,373	12,014	21,442
Machinery & equipment	7,630	9,471	15,566	19,394
Distribution	6,521	8,739	14,259	17,312
Subtotal	106,058	136,757	223,945	275,804
PE Films:
Personal care materials	36,258	37,956	77,488	82,812
Surface protection films	31,699	29,253	60,052	49,142
LED lighting products & other films	3,055	1,952	4,733	3,987
Subtotal	71,012	69,161	142,273	135,941
Flexible Packaging Films	34,104	33,443	64,678	67,062
	$211,174	$239,361	$430,896	$478,807

12 INCOME TAXES
Tredegar recorded a tax benefit of $3.5 million on a pretax loss of $14.6 million in the first six months of 2020. Therefore, the effective tax rate in the first six months of 2020 was 23.8%, compared to 19.8% in the first six months of 2019. The quarterly effective tax rate is an estimate based on a proration of the components of the Company’s estimated annual effective tax rate and discrete items recorded during the first six months of the year.

The significant differences between the U.S. federal statutory rate and the effective income tax rate for the six months ended June 30, 2020 and 2019 are as follows:

(In thousands, except percentages)	2020		2019
Six Months Ended June 30,	Amount	%	Amount	%
Income tax (benefit) expense at federal statutory rate	$(3,066)	21.0	$8,972	21.0
Foreign tax incentives	(2,630)	18.0	(1,074)	(3.0)
Changes in estimates related to prior year tax provision	(592)	4.1	152	0.4
Research and development tax credit	(487)	3.3	(255)	(0.7)
State taxes, net of federal income tax benefit	(179)	1.2	468	1.1
Valuation allowance due to foreign losses and impairments	(209)	1.4	(1,353)	(3.7)
Tax impact of dividend received	—	—	(919)	(2.2)
Tax contingency accruals and tax settlements	(148)	1.0	(154)	(0.4)
Foreign Derived Intangible Income (FDII)	—	—	(445)	(1.2)
Valuation allowance for capital loss carry-forwards	40	(0.3)	—	—
Non-deductible expenses	375	(2.6)	217	0.6
Stock-based compensation	247	(1.7)	(141)	(0.4)
U.S. Tax on Foreign Branch Income	534	(3.7)	1,808	5.0
Foreign rate differences	2,510	(17.0)	1,191	3.3
Unremitted earnings from foreign operations	128	(0.9)	—	—
Income tax expense (benefit) at effective income tax rate	$(3,477)	23.8	$8,467	19.8

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
The Brazilian federal statutory income tax rate is a composite of 34.0% (25.0% of income tax and 9.0% of social contribution on income). Terphane Ltda.’s manufacturing facility in Brazil is the beneficiary of certain income tax incentives that allow for a reduction in the statutory Brazilian federal income tax rate to 15.25% levied on the operating profit on certain of its products. The incentives have been granted for a 13-year period, from the commencement date of January 1, 2015. The benefit from the tax incentives was $2.6 million and $1.1 million in the first six months of 2020 and 2019, respectively.
Tredegar and its subsidiaries file income tax returns in the U.S., various states, and jurisdictions outside the U.S. With exceptions for some U.S. states and non-U.S. jurisdictions, Tredegar and its subsidiaries are no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2016.
During the six months ended June 30, 2020, new legislation was enacted and new IRS guidance was issued to provide relief to businesses in response to COVID-19. We have evaluated the tax provisions included in legislation such as the Coronavirus Aid, Relief, and Economic Security Act, as well as recent IRS guidance and we do not expect it to have a significant impact on our financial position, results of operations or cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking and Cautionary Statements
Some of the information contained in this Quarterly Report on Form 10-Q ("Form 10-Q") may constitute “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. When the Company uses the words “believe,” “estimate,” “anticipate,” “appear to,” “expect,” “project,” “plan,” “likely,” “may” and similar expressions, it does so to identify forward-looking statements. Such statements are based on the Company's then current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. It is possible that the Company's actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in or implied by these forward-looking statements. In addition, the Company's current projections for its businesses could be materially affected by the highly uncertain impact of COVID-19. As a consequence, the Company's results could differ significantly from its projections, depending on, among other things, the duration of "shelter in place" orders and the ultimate impact of the pandemic on employees, supply chains, customers and the U.S. and world economies. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from expectations include, without limitation, the following:
•loss or gain of sales to significant customers on which the Company's business is highly dependent;
•inability to achieve sales to new customers to replace lost business;
•inability to develop, efficiently manufacture and deliver new products at competitive prices;
•failure of the Company's customers to achieve success or maintain market share;
•failure to protect our intellectual property rights;
•risks of doing business in countries outside the U.S. that affect our substantial international operations;
•political, economic, and regulatory factors concerning the Company's products;
•uncertain economic conditions in countries in which the Company does business;
•competition from other manufacturers, including manufacturers in lower-cost countries and manufacturers benefiting from government subsidies;
•impact of fluctuations in foreign exchange rates;
•a change in the amount of the Company's underfunded defined benefit pension plan liability;
•an increase in the operating costs incurred by the Company's business units, including, for example, the cost of raw materials and energy;
•inability to successfully identify, complete or integrate strategic acquisitions; failure to realize the expected benefits of such acquisitions and assumption of unanticipated risks in such acquisitions;
•disruption to the Company's manufacturing facilities;
•the impact of public health epidemics on employees, production and the global economy, such as the coronavirus (COVID-19) currently impacting the global economy;
•an information technology system failure or breach;
•volatility and uncertainty of the valuation of the Company's investment in kaléo;
•the impact of the imposition of tariffs and sanctions on imported aluminum ingot used by Bonnell Aluminum;
•the impact of new tariffs, duties or other trade restrictions imposed as a result of rising trade tensions between the U.S. and other countries;
•the termination of anti-dumping duties on products imported to Brazil that compete with products produced by Flexible Packaging;
•failure to establish and maintain effective internal control over financial reporting;
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
Unless otherwise stated or indicated, all comparisons are to the prior year period. References to "Notes" are to notes to our consolidated financial statements found in Part I, Item 1 of this Form 10-Q.

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
Second quarter 2020 net income was $11.2 million ($0.33 per share) compared with a net income of $14.5 million ($0.44 per share) in the second quarter of 2019.
Second quarter 2020 results include:
•An after-tax gain on the Company’s investment in kaléo, Inc. (“kaléo”) of $0.9 million ($0.03 per share), which is accounted for under the fair value method (see Note 7 for more details)
Second quarter 2019 results include:
•An after-tax gain on the Company’s investment in kaléo of $5.6 million ($0.17 per share), which is accounted for under the fair value method (see Note 7 for more details).
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
THE IMPACT OF COVID-19
Essential Business and Employee Considerations
The Company’s priorities during the COVID-19 pandemic continue to be to protect the health and safety of employees while keeping its manufacturing sites open due to the essential nature of many of its products. The Company’s businesses have been deemed “essential services,” “critical manufacturers,” and “life sustaining industries” under applicable state or national stay-at-home orders and, therefore, remain operational as of the date of this communication. Within the limitations imposed by the health and safety procedures described below, the Company has continued to manufacture the full range of products at its facilities, including certain products that are components for end-uses that are essential, critical or life sustaining such as: (i) polyester-based materials for flexible food packaging, (ii) polyethylene-based film and laminate materials for personal hygiene and packaging products, (iii) aluminum extrusion parts for hospital beds, FEMA tents, temporary hospital structures and medical equipment, (iv) materials for face masks and face shields, and (v) polyethylene-based films used to protect components of flat panel displays during manufacturing and transportation processes, which are instrumental to allowing employees to work from home.
The Company’s efforts to protect the health and well-being of its employees from COVID-19 began at the Company’s Guangzhou, China facility. Protocols developed at Guangzhou guided the Company's COVID-19 related efforts at other facilities as the outbreak spread beyond China. Those efforts continue to improve as COVID-19 informed work practices evolve and the Company responds to recommended and mandated actions of government and health authorities.
The Company has educated employees about COVID-19 symptoms and hygiene best practices. It has adopted COVID-19 related pay and sick leave policies that incentivize employees to stay home if they feel ill or have been exposed to others with the illness. The Company’s policies include taking an employee’s temperature before entering production facilities; mandating handwashing; requiring social distancing and, where social distancing is difficult, requiring face coverings; streamlining onsite personnel to only those required for production and distribution; strongly encouraging and, where mandated, requiring remote work for all those who can work from home; and disinfecting facilities. In the U.S., the Company has educated employees on COVID-19-related government benefits.
On April 1, 2020, the Company began providing a weekly dashboard to its Board of Directors (the “Board”) highlighting the impacts of COVID-19 on its employees, businesses and financial condition.
As of August 5, the Company was aware that 102 of its employees have had confirmed cases of COVID-19 since the outbreak began, with no fatalities and 81 of those employees having returned to work. Additional employees have been absent or self-quarantined due to COVID-19. Bonnell Aluminum is experiencing higher than normal absenteeism which it attributes to COVID-19-related factors. Since the last update provided in the Company’s first-quarter earnings release as of May 6, 2020, no facilities have been fully shut down and measures to disinfect facilities have not had a significant impact on production.
Bonnell Aluminum continuously attempts to match its direct labor with demand, including declining demand associated with the pandemic. Since the last update provided in the Company’s first-quarter earnings release as of May 6, 2020, Bonnell Aluminum has recalled some of the 240 workers who were subject to layoffs earlier in the year, as customers in the specialty and automotive markets began to re-open.
Financial Considerations
The 2020 annual plan for Bonnell Aluminum (pre-COVID-19) included sales volume of 201 million pounds and EBITDA from ongoing operations of $65 million, versus 2019 sales volume of 208 million pounds and EBITDA from ongoing operations of $65.7 million. Bonnell Aluminum’s current projection for 2020, which accounts for the pandemic that is highly uncertain, includes sales volume of 170 million pounds and EBITDA from ongoing operations of $42 million. The latest projections assume no further downtime at Bonnell Aluminum facilities and the collection of approximately 97% of gross accounts receivable, which totaled approximately $57 million at the end of the second quarter of 2020.
Approximately 58% of Bonnell Aluminum’s net sales in 2019 were related to building and construction (“B&C”) markets (non-residential B&C of 51% and residential B&C of 8%). Much of the current sales volume associated with the B&C market is related to contracts that existed at the start of COVID-19. Once completed, the level of new contracts is highly uncertain. During the economic downturn from 2007 to 2009 (also known as “The Great Recession”), the Company estimates that the aluminum extrusion industry demand peak-to-trough fell approximately 40% from 2006 to 2009, with sequential annual declines during this period of approximately 13%, 13% and 20%, respectively.
Demand has remained strong under COVID-19 conditions for the Company’s flexible food packaging films produced by Terphane and the hygiene materials and medical apertured films produced by the Personal Care component of PE Films. The Surface Protection component of PE Films had record performance for EBITDA from ongoing operations in the second quarter and first half of 2020, but is expecting a slowdown for the second half of the year, based on industry projections for products using flat panel displays and anticipated customer inventory corrections. No significant issues have arisen to-date on the collection of accounts receivable at Terphane, Personal Care or Surface Protection.
Tredegar’s defined benefit pension plan, which was frozen at the end of 2007, was underfunded on a GAAP basis by $100 million at December 31, 2019, comprised of investments at fair value of $218 million and a projected benefit obligation (“PBO”) of $318 million. GAAP accounting requires adjustment for changes in values of assets and the PBO only at the end of each year, even though the value of these amounts changes daily. The Company estimates COVID-19-related changes to the values of pension plan assets and liabilities resulted in an increase in the underfunding from $100 million to $130 million at June 30, 2020.
Tredegar owns approximately 18% of kaléo, Inc. (“kaléo”), which makes and sells an epinephrine delivery device under the name AUVI-Q®. The Company accounts for its investment in kaléo on a fair value basis. The Company’s estimate of the fair value of its interest in kaléo at June 30, 2020 was $70.7 million ($58.4 million after deferred income taxes), which represents an increase of $1.3 million ($0.9 million after deferred income taxes) and a decrease of $24.8 million ($19.5 million after deferred income taxes) since March 31, 2020 and December 31, 2019, respectively. The decline in estimated fair value during the first six months of 2020 was primarily due to: (i) lower expectations for 2020 EBITDA and net cash flow associated with lower market demand for epinephrine delivery devices resulting from COVID-19-related social distancing guidelines, especially if such guidelines or restrictions impact the peak back-to-school season, and (ii) a higher private company liquidity discount. kaléo’s stock is not publicly traded. The ultimate value of Tredegar’s ownership interest in kaléo could be materially different from the $70.7 million estimated fair value reflected in the Company’s financial statements at June 30, 2020.
Tredegar had debt (all under its revolving credit agreement) of $34.0 million and cash of $39.9 million at June 30, 2020. The revolving credit agreement allows borrowings of up to $500 million and matures in June 2024. The Company believes that its most restrictive covenant (computed quarterly) is the leverage ratio, which permits maximum borrowings of up to 4x EBITDA, as defined under the revolving credit agreement for the trailing four quarters (“Credit EBITDA”). The Company had Credit EBITDA and a leverage ratio (calculated in the “Liquidity and Capital Resources” section of the Company’s Quarterly Report on the period ended June 30, 2020 ("Form 10-Q")) of $97.1 million and 0.35x, respectively, at June 30, 2020. The Company’s current stress testing under a COVID-19-driven recession indicates a low probability that a future leverage ratio will exceed 4.0x, given the low leverage ratio that exists today. The Company is focused on conserving cash and borrowing capacity, has reduced its capital expenditures budget for 2020 from $47 million to $31 million and continues to optimize working capital. The Company’s current quarterly dividend at 12 cents per share aggregates to quarterly dividend payments of approximately $4 million. All decisions with respect to the declaration and payment of dividends will be made by the Board based upon earnings, financial condition, anticipated cash needs, restrictions under the revolving credit agreement and other relevant considerations.

OPERATIONS REVIEW
Aluminum Extrusions
A summary of operating results for Aluminum Extrusions is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2020	2019		2020	2019
Sales volume (lbs)	43,807	53,127	(17.5)%	91,124	106,839	(14.7)%
Net sales	$106,058	$136,757	(22.4)%	$223,945	$275,804	(18.8)%
Ongoing operations:
EBITDA	$13,279	$18,600	(28.6)%	$24,956	$34,767	(28.2)%
Depreciation & amortization	$(4,267)	$(4,082)	4.5%	$(8,380)	$(8,164)	2.6%
EBIT*	$9,012	$14,518	(37.9)%	$16,576	$26,603	(37.7)%
Capital expenditures	$1,355	$4,420		$2,929	$8,787
* See the net sales and EBITDA from ongoing operations by segment table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
Second Quarter 2020 Results vs. Second Quarter 2019 Results
Net sales (sales less freight) in the second quarter of 2020 decreased versus 2019 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in the second quarter of 2020 decreased by 17.5% versus 2019. Sales volume in the specialty and automotive markets, which represented approximately 32% and 9% of 2019 sales, respectively, experienced double-digit declines for the period. Non-residential building and construction shipments were relatively flat, but the Company expects a decline in its shipments for this end market, potentially beginning later this year as a result of COVID-19-related reduced demand. See the “The Impact of COVID-19” section for more information on business conditions and projections.
EBITDA from ongoing operations in the second quarter of 2020 decreased by $5.3 million in comparison to the second quarter of 2019 due to lower volumes ($6.0 million) and higher labor and employee-related costs ($1.0 million), partially offset by higher pricing ($3.1 million). In addition, the timing of the flow through under the first-in first-out ("FIFO") method of aluminum raw material costs previously acquired at higher prices in a quickly dropping commodity pricing environment resulted in a charge of $2.1 million in the second quarter of 2020 versus a charge of $0.4 in the second quarter of 2019.
First Six Months 2020 Results vs. First Six Months 2019 Results
Net sales in the first six months of 2020 decreased versus 2019 primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Sales volume in the first six months of 2020 decreased by 14.7% versus 2019.
EBITDA from ongoing operations in the first six months of 2020 decreased by $9.8 million in comparison to the first six months of 2019 due to lower volumes ($10.8 million) and higher labor and employee-related costs ($1.6 million), partially offset by higher pricing ($4.7 million). In addition, and consistent with second quarter results, inventories accounted for under the FIFO method resulted in a charge of $3.5 million in the first six months of 2020 versus a charge of $0.7 in the first six months of 2019.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Bonnell Aluminum are projected to be $12 million in 2020, including the expected initial investment for a multi-year project to migrate to a new division-wide enterprise resource planning and manufacturing excellence system ($2 million, which reflects a delay in activity as a result of COVID-19), infrastructure upgrades at the Carthage, Tennessee and Newnan, Georgia facilities ($2 million), and approximately $9 million required to support continuity of current operations. Depreciation expense is projected to be $14 million in 2020. Amortization expense is projected to be $3 million in 2020.

PE Films
A summary of operating results for PE Films is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2020	2019		2020	2019
Sales volume (lbs)	25,818	25,476	1.3%	53,346	51,322	3.9%
Net sales	$71,012	$69,161	2.7%	$142,273	$135,941	4.7%
Ongoing operations:
EBITDA	$15,319	$11,160	37.3%	$29,507	$17,703	66.7%
Depreciation & amortization	$(3,753)	$(3,394)	10.6%	$(7,477)	$(6,986)	7.0%
EBIT*	$11,566	$7,766	48.9%	$22,030	$10,717	105.6%
Capital expenditures	$2,110	$5,654		$4,525	$12,358
* See the net sales and EBITDA from ongoing operations by segment table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
Second Quarter 2020 Results vs. Second Quarter 2019 Results
Net sales in the second quarter of 2020 increased versus 2019 due to higher sales in Surface Protection. Surface Protection sales increased by $2.4 million while Personal Care sales decreased by $1.7 million.
Net sales in Surface Protection increased due to higher volume. As discussed further below, a possible customer product transition in Surface Protection continues to be delayed. Net sales in Personal Care decreased primarily due to unfavorable pricing. In addition, net sales in Personal Care were adversely impacted by the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar.
EBITDA from ongoing operations in the second quarter of 2020 increased by $4.2 million versus the second quarter of 2019 primarily due to:
•A $0.7 million increase from Surface Protection, with the second quarters of 2020 and 2019 being the two highest quarters on record, primarily due to higher volume and product mix ($1.6 million), partially offset by lower productivity ($0.5 million) and higher research and development ("R&D") and other expenses ($0.3 million); and
•A $2.5 million increase from Personal Care, primarily due to favorable product mix ($1.2 million), lower freight costs ($0.7 million) and a benefit from the timing of resin cost pass-throughs ($1.3 million), partially offset by unfavorable net foreign exchange impact ($0.5 million).
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
The Company previously reported the risk that a portion of its film products used in surface protection applications will be made obsolete by possible future customer product transitions to less costly alternative processes or materials. These transitions principally relate to one customer. The full transition continues to encounter delays, resulting in higher than expected sales to this customer in the last four quarters. The Company estimates that during the next four quarters the adverse impact on EBITDA from ongoing operations from this customer shift versus the last four quarters ended June 30, 2020 could possibly be $14 million. To offset the potential adverse impact, the Company is aggressively pursuing and making progress generating sales from new surface protection products, applications and customers.
First Six Months 2020 Results vs. First Six Months 2019 Results

Net sales in the first six months of 2020 increased versus 2019 due to higher sales in Surface Protection. Surface Protection sales increased by $10.9 million while Personal Care sales decreased by $5.3 million.
Net sales in Surface Protection increased due to higher volume and favorable mix. Net sales in Personal Care decreased as a result of lower volume and unfavorable pricing. In addition, net sales in Personal Care were adversely impacted by the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar.
EBITDA from ongoing operations in the first six months of 2020 increased by $11.8 million versus the first six months of 2019 primarily due to:
•A $6.1 million increase from Surface Protection, including record performance for the first half of 2020, primarily due to higher volume and mix (net favorable impact of $7.4 million), partially offset by lower productivity ($1.0 million) and higher R&D expense ($0.3 million); and
•A $5.1 million increase from Personal Care, primarily due to favorable product mix ($1.3 million), the benefit of the timing of resin cost pass-throughs ($2.3 million), production efficiencies ($0.7 million), and lower freight costs ($0.8 million), partially offset by unfavorable pricing ($0.5 million).
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for PE Films are projected to be $13 million in 2020 including: $2 million to complete a scale-up line in Surface Protection to improve development and speed to market for new products; $2 million for other development projects; and $9 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $15 million in 2020. There is no amortization expense for PE Films.
Flexible Packaging Films
A summary of operating results for Flexible Packaging Films, which is also referred to as Terphane, is provided below:

	Three Months Ended		Favorable/ (Unfavorable) % Change	Six Months Ended		Favorable/ (Unfavorable) % Change
(In thousands, except percentages)	June 30,			June 30,
	2020	2019		2020	2019
Sales volume (lbs)	29,195	26,460	10.3%	54,974	51,921	5.9%
Net sales	$34,104	$33,443	2.0%	$64,678	$67,062	(3.6)%
Ongoing operations:
EBITDA	$6,495	$2,880	125.5%	$13,048	$6,084	114.5%
Depreciation & amortization	$(436)	$(363)	20.1%	$(864)	$(707)	22.2%
EBIT*	$6,059	$2,517	140.7%	$12,184	$5,377	126.6%
Capital expenditures	$417	$1,260		$1,265	$2,994
* See the net sales and EBITDA from ongoing operations by segment table in Note 11 for a reconciliation of this non-GAAP measure to GAAP.
Second Quarter 2020 Results vs. Second Quarter 2019 Results
Net sales in the second quarter of 2020 increased 2.0% compared to the second quarter of 2019 primarily due to higher sales volume, partially offset by lower selling prices from the pass-through of lower resin costs.
Terphane’s EBITDA from ongoing operations in the second quarter of 2020 increased by $3.6 million versus the second quarter of 2019 primarily due to:
•Lower raw material costs ($4.0 million), higher sales volume ($1.1 million) and the benefit from production efficiencies resulting in lower variable costs ($0.7 million), partially offset by lower selling prices ($2.6 million);
•Net favorable foreign currency translation of Real-denominated operating costs ($0.6 million); and
•Foreign currency transaction losses of $0.3 million in 2020 versus losses of $0.1 million in 2019.
Terphane has experienced strong demand for food packaging materials during the COVID-19 environment, with high demand in the United States and Europe for value-added products. See the “The Impact of COVID-19” section for more information.
First Six Months 2020 Results vs. First Six Months 2019 Results
Net sales in the first six months of 2020 decreased 3.6% compared to the first six months of 2019 primarily due to lower selling prices from the pass-through of lower resin costs, partially offset by higher sales volume.

Terphane’s EBITDA from ongoing operations in the first six months of 2020 increased by $7.0 million versus the first six months of 2019 primarily due to:
•Lower raw material costs ($9.2 million), higher sales volume ($1.2 million) and lower fixed costs ($0.4 million), partially offset by lower selling prices ($4.8 million) and higher variable costs ($0.3 million);
•Net favorable foreign currency translation of Real-denominated costs ($0.9 million);
•Foreign currency transaction losses of $0.2 million in the first six months of 2020 versus zero in 2019; and
•A benefit of $1.2 million in the first three months of 2020 resulting from the favorable settlement of a dispute related to value-added taxes.
Projected Capital Expenditures and Depreciation & Amortization
Capital expenditures for Flexible Packaging Films are projected to be $6 million in 2020, including $1 million for new capacity for value-added products and productivity projects and $5 million for capital expenditures required to support continuity of current operations. Depreciation expense is projected to be $1 million in 2020. Amortization expense is projected to be $0.4 million in 2020.
Corporate Expenses, Interest and Taxes
Pension expense was $7.1 million in the first six months of 2020, versus $4.8 million in the first six months of 2019. The impact on earnings from pension expense is reflected in “Corporate expenses, net” in the net sales and operating profit by segment table in Note 11. Pension expense is projected to be approximately $14 million in 2020, which is determined at the beginning of the year based on the funded status of the Company’s defined benefit pension plan and actuarial assumptions at that time. See the “The Impact of COVID-19” section for the Company’s estimate of the funded status of the pension plan at June 30, 2020. Corporate expenses, net, increased in the first six months of 2020 versus 2019 primarily due to higher consulting fees ($2.2 million) related to the identification and remediation of previously disclosed material weaknesses in the Company’s internal control over financial reporting and business development activities.
Interest expense was $1.1 million in the first six months of 2020 in comparison to $2.5 million in the first six months of 2019, primarily due to lower average debt levels.
The effective tax rate used to compute income taxes in the first six months of 2020 was 23.8% compared to 19.8% in the first six months of 2019. The differences between the U.S. federal statutory rate and the effective tax rate for the first six months of 2020 and 2019 are shown in the table provided in Note 12.
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
Results of Operations
Second Quarter of 2020 Compared with the Second Quarter of 2019

Overall, sales in the second quarter of 2020 decreased by 11.9% compared with the second quarter of 2019. Net sales decreased 22.4% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales increased 2.7% in PE Films primarily due to higher volume in Surface Protection, partially offset by Personal Care due to unfavorable pricing. Net sales in Flexible Packaging Films increased 2.0% primarily due to higher sales volume, partially offset by lower selling prices from the pass-through of lower resin costs. For more information on net sales and volume, see the Executive Summary.

Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 22.6% in the second quarter of 2020 compared to 18.8% in the second quarter of 2019. The gross profit margin in Aluminum Extrusions decreased primarily as a result of lower sales prices resulting from lower metal prices. The gross profit margin in PE Films increased primarily due to higher profits in Surface Protection as a result of higher sales volume and favorable product mix. The gross profit margin in Flexible Packaging Films increased due to lower raw material costs and production efficiencies.
As a percentage of sales, selling, general and administrative (“SG&A”) and R&D expenses were 13.8% in the second quarter of 2020, compared with 11.8% in the second quarter of last year. SG&A expenses were up year-over-year, while net sales decreased. Increased spending was due to consulting fees associated with the remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting and business development activities.
Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the second quarter of 2020 and 2019 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Three Months Ended June 30,
($ in millions)	2020	2019
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study[2]	$0.2	$—
COVID-19-related expenses[3]	0.9	—
Total for Aluminum Extrusions	$1.1	$—
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Shanghai plant shutdown:
Asset-related expenses	$—	$0.3
Consolidation of Personal Care manufacturing facilities - U.S. and Europe:
Severance	—	0.1
Asset impairment	—	0.1
Lake Zurich, Illinois plant shutdown and transfer of production to new elastics lines in Terre Haute, Indiana:[4]
Severance	—	0.3
Recovery of assets[1]	(0.3)	—
Asset impairment	—	0.2
Accelerated depreciation[1]	0.1	0.3
Other restructuring costs	—	0.1
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:	$(0.2)	$1.4
Losses from sale of assets, investment writedowns and other items:
Estimated excess costs associated with ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects[1]	0.4	0.2
COVID-19-related expenses[3]	0.3	—
Total for PE Films	$0.5	$1.6
Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$2.8	$1.9
Accelerated recognition of stock-based compensation expense[2]	0.1	—
Total for Corporate	$2.9	$1.9
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
4. See additional details in Note 3.

Interest expense was $0.5 million in the second quarter of 2020 compared to $1.3 million in the second quarter of 2019, primarily due to lower average debt levels. Average debt outstanding and interest rates were as follows:

	Three Months Ended June 30,
(In millions)	2020	2019
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$43.6	$99.9
Average interest rate	2.1%	4.3%
First Six Months 2020 Results vs. First Six Months 2019 Results

Overall, sales in the first six months of 2020 decreased by 10.0% compared with the first six months of 2019. Net sales decreased 18.8% in Aluminum Extrusions primarily due to lower sales volume and the pass-through of lower metal costs, partially offset by an increase in average selling prices to cover higher operating costs. Net sales increased 4.7% in PE Films primarily due to higher volume and favorable mix in Surface Protection, partially offset by decreased sales in Personal Care due to lower volume, unfavorable pricing, and the decline in the value of currencies for operations outside of the U.S. relative to the U.S. Dollar. Net sales in Flexible Packaging Films decreased 3.6% due to lower selling prices from the pass-through of lower resin costs. For more information on net sales and volume, see the Executive Summary.
Consolidated gross profit (sales minus cost of goods sold and freight) as a percentage of sales was 21.0% in the first six months of 2020 compared to 17.2% in the first six months of 2019. The gross profit margin in Aluminum Extrusions decreased primarily as a result of lower prices resulting from lower metal prices. The gross profit margin in PE Films increased primarily due to higher profits in Surface Protection as a result of higher sales volume and favorable product mix. The gross profit margin in Flexible Packaging Films increased due to lower raw material costs and production efficiencies.
As a percentage of sales, SG&A and R&D expenses were 13.0% in the first six months of 2020, compared with 11.2% in the first six months of 2019. SG&A expenses were up year-over-year, while net sales decreased. Increased spending was due to consulting fees associated with the remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting and business development activities.
Pre-tax losses associated with plant shutdowns, asset impairments, restructurings and other items for continuing operations in the first six months of 2020 and 2019 detailed below are shown in the statements of net sales and EBITDA from ongoing operations by segment table in Note 11 and are included in “Asset impairments and costs associated with exit and disposal activities, net of adjustments” in the consolidated statements of income, unless otherwise noted.

	Six Months Ended June 30,
($ in thousands)	2020	2019
Aluminum Extrusions:
(Gains) losses from sale of assets, investment writedowns and other items:
Consulting expenses for ERP feasibility study[2]	$0.9	$—
COVID-19-related expenses[3]	0.9	—
Total for Aluminum Extrusions	$1.8	$—
PE Films:
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:
Shanghai plant shutdown:
Asset-related expenses	$—	$0.4
Consolidation of Personal Care manufacturing facilities - U.S. and Europe:
Severance	—	0.1
Asset impairment	—	0.1
Product qualifications[1]	0.1	—
Lake Zurich, Illinois plant shutdown and transfer of production to new elastics lines in Terre Haute, Indiana:[4]
Severance	0.2	0.3
Recovery of assets[1]	(0.3)	—
Asset impairment	0.3	0.2
Accelerated depreciation[1]	0.1	0.3
Other restructuring costs	—	0.5
Write-off of Personal Care production line - Guangzhou, China facility	—	0.4
(Gains) losses associated with plant shutdowns, asset impairments and restructurings:	$0.4	$2.3
Losses from sale of assets, investment writedowns and other items:
Estimated excess costs associated with ramp-up of new product offerings and additional expenses related to strategic capacity expansion projects[1]	0.8	0.4
COVID-19-related expenses[3]	0.3	—
Total for PE Films	$1.5	$2.7
Corporate:
Professional fees associated with: remediation activities and other costs relating to the Company’s material weaknesses in internal control over financial reporting; business development activities; and implementation of new accounting guidance[2]	$5.1	$2.8
Accelerated recognition of stock-based compensation expense[2]	0.1	—
Write-down of investment in Harbinger Capital Partners Special Situations Fund[3]	0.2	—
Total for Corporate	$5.4	$2.8
1. Included in “Cost of goods sold” in the consolidated statements of income.
2. Included in “Selling, general and administrative” in the consolidated statements of income.
3. Included in “Other income (expense), net” in the consolidated statements of income.
4. See additional details in Note 3.

Interest expense was $1.1 million in the first six months of 2020 compared to $2.5 million in the first six months of 2019. Average debt outstanding and interest rates were as follows:

	Six Months Ended June 30,
(In millions)	2020	2019
Floating-rate debt with interest charged on a rollover basis at one-month LIBOR plus a credit spread:
Average outstanding debt balance	$43.4	$104.3
Average interest rate	2.7%	4.2%

Liquidity and Capital Resources
The Company continues to focus on improving working capital management. Measures such as days sales outstanding (“DSO”), days inventory outstanding (“DIO”) and days payables outstanding (“DPO”) are used to evaluate changes in working capital. Changes in operating assets and liabilities from December 31, 2019 to June 30, 2020 are summarized as follows:

•Accounts and other receivables decreased $7.1 million (6.6%).
◦Accounts and other receivables in Aluminum Extrusions decreased by $6.8 million primarily due to lower sales volume, lower sales prices due to the pass-through of lower metal costs, and the timing of cash receipts. DSO (represents trailing 12 months net sales divided by a rolling 12-month average of accounts and other receivables balances) was approximately 48.1 days for the 12 months ended June 30, 2020 and 48.5 days for the 12 months ended December 31, 2019.
◦Accounts and other receivables in PE Films decreased by $2.5 million primarily due to a focus on collection efforts and the timing of cash receipts. DSO was approximately 39.3 days for the 12 months ended June 30, 2020 and 44.0 days for the 12 months ended December 31, 2019.
◦Accounts and other receivables in Flexible Packaging Films increased by $2.2 million primarily due to the timing of cash receipts. DSO was approximately 41.1 days for the 12 months ended June 30, 2020 and 37.7 days for the 12 months ended December 31, 2019.
•Inventories increased $3.8 million (4.7%).
◦Inventories in Aluminum Extrusions increased by $2.5 million due to the timing of purchases. DIO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of inventory balances calculated on the first-in, first-out basis) was approximately 39.1 days for the 12 months ended June 30, 2020 and 38.6 days for the 12 months ended December 31, 2019.
◦Inventories in PE Films increased by $3.6 million primarily due to higher planned inventory levels. DIO was approximately 56.3 days for the 12 months ended June 30, 2020 and 55.7 days for the 12 months ended December 31, 2019.
◦Inventories in Flexible Packaging Films decreased by approximately $2.2 million primarily due to lower resin costs. DIO was approximately 89.9 days for the 12 months ended June 30, 2020 and 94.3 days for the 12 months ended December 31, 2019.
•Net property, plant and equipment decreased $13.0 million (5.3%) primarily due to depreciation expenses of $15.4 million and a reduction from the effect of changes in foreign exchange rates of $6.9 million, partially offset by capital expenditures of $8.8 million.
•Identifiable intangibles, net decreased by $1.9 million (8.3%) primarily due to amortization expense of $1.5 million.
•Accounts payable decreased $10.8 million (10.4%).
◦Accounts payable in Aluminum Extrusions decreased by $10.2 million primarily due to lower aluminum raw material costs and the normal volatility associated with the timing of payments. DPO (represents trailing 12 months costs of goods sold calculated on a first-in, first-out basis divided by a rolling 12-month average of accounts payable balances) was approximately 52.6 days for the 12 months ended June 30, 2020 and 49.9 days for the 12 months ended December 31, 2019.

◦Accounts payable in PE Films was consistent with December 31, 2019 due to efficient management of net working capital, partially offset by non-trade payables in support of planned capital projects. DPO was approximately 46.3 days for the 12 months ended June 30, 2020 and 44.9 days for the 12 months ended December 31, 2019.
◦Accounts payable in Flexible Packaging Films decreased $1.4 million due to the lower raw material costs. DPO was approximately 59.6 days for the 12 months ended June 30, 2020 and 55.2 days for the 12 months ended December 31, 2019.
Net cash provided by operating activities declined by $32.4 million primarily due to an increase in certain net working capital items (accounts receivable, inventories and prepaids net of accounts payable and accrued expenses) of $15.1 million in the six months months of 2020 versus a decrease of $9.7 million in the first six months of 2019 and the kaléo dividend of $17.6 million in 2019, partially offset by higher EBITDA for business segments of $9.0 million in the first 6 months of 2020 versus last year.
Net cash used in investing activities was $8.8 million in the first six months of 2020 compared with $24.2 million in the first six months of 2019. Cash used in investing activities primarily represents capital expenditures, which were $8.8 million and $24.3 million in the first six months of 2020 and 2019, respectively.
Net cash used in financing activities of $16.6 million in the first six months of 2020 was primarily related to net repayments of $8.0 million under the Credit Agreement (as defined below) and the payment of regular quarterly dividends of $8.0 million (24 cents per share). Cash used in financing activities of $38.4 million in the first six months of 2019 was primarily related to net repayments of $28.5 million under the prior credit agreement, debt financing costs of $1.8 million and the payment of regular quarterly dividends of $7.3 million (22 cents per share).
Further information on cash flows for the six months ended June 30, 2020 and 2019 is provided in the consolidated statements of cash flows.
On June 28, 2019, Tredegar entered into a $500 million five-year, secured revolving credit agreement (“Credit Agreement”), with an option to increase that amount by $100 million.
Net capitalization and indebtedness as defined under the Credit Agreement as of June 30, 2020 were as follows:

Net Capitalization and Indebtedness as of June 30, 2020
(In thousands)
Net capitalization:
Cash and cash equivalents	$39,930
Debt:
Credit Agreement	34,000
Cash and cash equivalents, net of debt	5,930
Shareholders’ equity	350,874
Net capitalization	$344,944
Indebtedness as defined in Credit Agreement:
Total debt	$34,000
Other	—
Indebtedness	$34,000

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

At June 30, 2020, the interest rate on debt under the Credit Agreement existing at that date was priced at one-month LIBOR plus the applicable credit spread of 150 basis points. Under the Credit Agreement, borrowings are permitted up to $500 million, and approximately $354 million was available to borrow at June 30, 2020 based upon the most restrictive covenants within the Credit Agreement.
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

Computations of Credit EBITDA and Leverage Ratio and Interest Coverage Ratio as Defined in the Credit Agreement Along with Related Most Restrictive Covenants as of and for the Twelve Months Ended June 30, 2020 (In Thousands)
Computation of Credit EBITDA for the twelve months ended June 30, 2020:
Net income (loss)	$2,872
Plus:
After-tax losses related to discontinued operations	—
Total income tax expense for continuing operations	—
Interest expense	2,660
Depreciation and amortization expense (excluding amortization of right-of-use lease assets) for continuing operations	44,905
All non-cash losses and expenses, plus cash losses and expenses not to exceed $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings (cash-related of $10,000)	24,215
Charges related to stock option grants and awards accounted for under the fair value-based method	4,205
Losses related to the application of the equity method of accounting	—
Losses related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	20,500
Minus:
After-tax income related to discontinued operations	—
Total income tax benefits for continuing operations	(2,031)
Interest income	(265)
All non-cash gains and income, plus cash gains and income in excess of $10,000, for continuing operations that are classified as unusual, extraordinary or which are related to plant shutdowns, asset impairments and/or restructurings	—
Income related to changes in estimates for stock option grants and awards accounted for under the fair value-based method	—
Income related to the application of the equity method of accounting	—
Income related to adjustments in the estimated fair value of assets accounted for under the fair value method of accounting	—
Plus cash dividends declared on investments in an amount not to exceed $10,000 for such period	—
Plus or minus, as applicable, pro forma EBITDA adjustments associated with acquisitions and asset dispositions	—
Credit EBITDA	$97,061
Computations of leverage and interest coverage ratios as defined in the Credit Agreement at June 30, 2020:
Leverage ratio (indebtedness-to-Credit EBITDA)	.35x
Interest coverage ratio (Credit EBITDA-to-interest expense)	36.49x
Most restrictive covenants as defined in the Credit Agreement:
Maximum permitted aggregate amount of dividends that can be paid by Tredegar during the term of the Credit Agreement ($130,000 plus 50% of net income generated for each quarter beginning April 1, 2019)	$151,403
Maximum leverage ratio permitted	4.00	x
Minimum interest coverage ratio permitted	3.00	x
As of June 30, 2020, Tredegar was in compliance with all financial covenants in the Credit Agreement. Noncompliance with any one or more of the debt covenants may have a material adverse effect on the Company’s financial condition or liquidity in the event such noncompliance cannot be cured or should the Company be unable to obtain a waiver from the lenders as we would not be permitted to borrow under the credit facility and any amounts outstanding would become due and payable. Renegotiation of the covenant(s) through an amendment to the Credit Agreement could effectively cure the noncompliance, but could have an effect on financial condition or liquidity depending upon how the covenant is renegotiated.
At June 30, 2020, the Company had cash and cash equivalents of $39.9 million, including cash and cash equivalents held by locations outside the U.S. of $28.9 million.

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

Source: Quarterly averages computed by the Company using daily Midwest average prices provided by Platts.

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

The Company sells to customers in foreign markets through its foreign operations and through exports from U.S. plants. The percentage of sales for manufacturing operations related to foreign markets for the first six months of 2020 and 2019 are as follows:

Percentage of Net Sales from Ongoing Operations Related to Foreign Markets*
	Six Months Ended June 30,
	2020		2019
	Exports From U.S.	Foreign Operations	Exports From U.S.	Foreign Operations
Canada	2%	—%	2%	—%
Europe	1	6	1	6
Latin America	1	12	1	12
Asia	11	1	8	—
Total	15%	19%	12%	18%
* The percentages for foreign markets are relative to Tredegar’s total net sales from ongoing operations
Tredegar attempts to match the pricing and cost of its products in the same currency and generally views the volatility of foreign currencies and the corresponding impact on earnings and cash flow as part of the overall risk of operating in a global environment (for additional information, see trends for the Euro, Brazilian Real and Chinese Yuan in the charts on the following page). Exports from the U.S. are generally denominated in U.S. Dollars. The Company’s foreign currency exposure on income from continuing foreign operations relates to the Euro, the Chinese Yuan, the Hungarian Forint, the Brazilian Real and the Indian Rupee.
PE Films is generally able to match the currency of its sales and costs for its product lines. For flexible packaging films produced in Brazil, selling prices and key raw material costs are principally determined in U.S. Dollars and are impacted by local economic conditions and local and global competitive dynamics. Flexible Packaging Films is exposed to foreign exchange translation risk (its functional currency is the Brazilian Real) because almost 90% of the sales of Flexible Packaging Films business unit in Brazil (“Terphane Ltda.”) and substantially all of its related raw material costs are quoted or priced in U.S. Dollars while its variable conversion, fixed conversion and sales, general and administrative costs before depreciation and amortization (collectively “Terphane Ltda. Operating Costs”). This mismatch, together with a variety of economic variables impacting currency exchange rates, causes volatility that could negatively or positively impact EBITDA from ongoing operations for Flexible Packaging Films.
The Company estimates annual net costs of R$136 million for the net mismatch translation exposure between Terphane Ltda.’s U.S. Dollar quoted or priced sales and raw material costs and underlying Brazilian Real quoted or priced Terphane Ltda. Operating Costs quoted or priced in Brazilian Real. Terphane Ltda. has outstanding foreign exchange average forward rate contracts to purchase Brazilian Real and sell U.S. Dollars to hedge its exposure. See Note 8 for more information on outstanding hedging contracts and this hedging program.
Tredegar estimates that the change in the value of foreign currencies relative to the U.S. Dollar on PE Films had a unfavorable impact on operating profit from ongoing operations in PE Films of $0.5 million in the second quarter of 2020 compared with the second quarter of 2019 and had an unfavorable impact of $1.1 million in the first six months of 2020 compared with the first six months of 2019.

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

Item 4. Controls and Procedures.
On November 1, 2018, the Company filed a Current Report on Form 8-K (the “November Form 8-K”) to disclose deficiencies in internal control over financial reporting. For further information, see the November Form 8-K and Item 4. “Controls and Procedures” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (the "2018 Third Quarter 10-Q").
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Form 10-Q, pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020.
Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of June 30, 2020, to ensure: (i) that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Remediation Plan
The Company’s remediation efforts are ongoing, and it will continue its initiatives to implement and document policies and procedures, and strengthen the Company’s internal control environment. Remediation of the identified material weaknesses and strengthening the Company’s internal control environment will extend into 2021. In addition, the Company is monitoring the impact of COVID-19 on its remediation plan. Depending on the severity and length of the pandemic, the remediation timeline could be negatively impacted because of inefficiencies caused by COVID-related limitations on travel, meetings, on-site work and close collaboration and the related increase in time necessary to complete remediation projects.
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
a.Identified material processes and significant locations for the purpose of identifying risks of material misstatement to the Company’s financial statements,
b.Conducted interviews with relevant parties to ensure our understanding of the activities involved in the recording of transactions within material processes,
c.Substantially completed a comprehensive review and update, as necessary, of the documentation of relevant processes with respect to the Company’s internal control over financial reporting,
d.Documented significant elements of a comprehensive risk assessment and internal control gap analysis and commenced the validation thereof with key stakeholders,
e.Commenced the design of certain new or redesigned internal controls, and
f.Commenced the implementation of internal controls for certain processes within its Aluminum Extrusions business and its corporate functions.
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

During the quarter ended June 30, 2020, the Company, with the assistance of its outside consultant, began designing and implementing internal controls for certain processes within its Aluminum business and its corporate function. Except as noted above with respect to the implementation of the remediation plan, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.
As disclosed in “Item 1A. Risk Factors” in the 2019 Form 10-K and in the Quarterly Report on Form 10-Q in the period ended March 31, 2020 ("First Quarter Form 10-Q"), there are a number of risks and uncertainties that can have a material effect on the operating results of our businesses and our financial condition. Except for the item disclosed in the First Quarter Form 10-Q, there are no additional material updates or changes to our risk factors previously disclosed in the 2019 Form 10-K.
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

32.1	Certification of President and Chief Executive Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Chief Financial Officer of Tredegar Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document and Related Items.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tredegar Corporation
(Registrant)

Date:	August 6, 2020	/s/ John M. Steitz
John M. Steitz
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2020	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2020	/s/ Frasier W. Brickhouse, II
Frasier W. Brickhouse, II
Corporate Treasurer and Controller
(Principal Accounting Officer)